Form 10-K405
period 1995-12-31
PMC COMMERCIAL TRUST /TX
filed 1996-03-29
CIK 908311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______to ________

                        Commission File Number: 0-22148

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)

                      TEXAS                                     75-6446078
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

17290 PRESTON ROAD, 3RD FLOOR, DALLAS TX 75252                (214) 380-0044
       (Address of principal executive offices)       (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
              COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [x]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on February 29, 1996 as reported on the American Stock Exchange, was approximately $57 million. Common Shares of Beneficial Interest held by each officer and director and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 1996, Registrant had outstanding 3,522,974 Common Shares of Beneficial Interest.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 23, 1996 are incorporated by reference into part III.

                              PMC COMMERCIAL TRUST
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

          ___________________________________________________________


                               TABLE OF CONTENTS



                                                                                                  Form
                                                                                                  10-K
                                                                                                  Report
Item                                                                                              Page
----                                                                                              ----
                                                          PART I

  1.     Business of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
  2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8
  3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8
  4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .         8


                                                         PART II

  5.     Market for the Registrant's  Common Equity and Related Shareholder Matters . . . . .        9
  6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10
  7.     Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11
  8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .       16
  9.     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                                                         PART III

 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .       17
 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .       17
 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .       17

                                                         PART IV

 14.     Exhibits,  Financial Statements, Schedules and Reports on Form 8-K . . . . . . . . .       18
         Glossary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20
         Index to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-1
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . .      F-2

                                     PART I

ITEM 1.    BUSINESS OF THE COMPANY

GENERAL

         PMC Commercial Trust (the "Company") is a commercial lender which lends principally to small business owners in the lodging industry. The Company also targets commercial real estate, service, retail and manufacturing industries. The Company was formed on June 4, 1993 and commenced operations on December 28, 1993 as a real estate investment trust ("REIT") pursuant to the Texas Real Estate Investment Trust Act. The Company was created primarily to originate loans which are secured by first liens on real estate and which meet the Company's underwriting criteria. The Company generates income from interest payments and other related fee income on collateralized business loans. The Company intends to borrow money for investment leverage in an amount up to 200% of its common beneficiaries' equity. The Company's investments are managed pursuant to an investment management agreeement with PMC Advisers, Inc. ("PMC Advisers" or the "Investment Manager"), a wholly-owned subsidiary of PMC Capital, Inc. ("PMC Capital"), an investment company that has elected to be a business development company under the Investment Company Act of 1940 and is an affiliate of the Company. The Company's common stock is currently traded on the American Stock Exchange under the symbol "PCC".

         PMC Capital primarily engages in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the
Small Business Administration (the"SBA").   PMC Capital was incorporated in
1979 and completed its initial public offering in 1983. PMC Capital's common stock is currently traded on the American Stock Exchange under the symbol "PMC".

OPERATIONS

         The Company primarily originates loans to small businesses that (i) exceed the net worth, asset, income, number of employees or other limitations applicable to the SBA programs utilized by PMC Capital or (ii) are in excess of $1.1 million without regard to SBA eligibility requirements. Such loans ("Primary Investments") are primarily collateralized by first liens on real estate, personal guarantees by the principals of the entities obligated on the loans, and are subject to the Company's underwriting criteria.

         Prospective borrowers are evaluated based upon whether they (i) provide first lien real estate mortgages on loans which generally do not exceed 70% of the lesser of appraised value or cost, (ii) provide proven management capabilities, (iii) meet certain criteria with respect to historical or projected debt coverage and (iv) have principals with satisfactory credit histories who provide personal guarantees, as applicable.

         Pursuant to management's investment policies, at least 75% of the Company's assets will be utilized to fund the Primary Investments. Through December 31, 1995, 99% of assets have been used to fund Primary Investments. In addition, the Company may utilize a maximum of 25% of its assets to (i) purchase from the Federal Deposit Insurance Corporation and other sellers (collectively, the "Agencies"), loans on which payments are current at the time of the Company's commitment to purchase such loans and which meet the Company's underwriting criteria, (ii) invest in other commercial loans collateralized by real estate and (iii) invest in real estate (collectively, the "Other Investments") provided that such Other Investments do not affect the ability of the Company to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Management of the Company has broad discretion in evaluating and pursuing investment opportunities.

         LOAN ORIGINATIONS AND UNDERWRITING

         To date, a significant portion (96%) of the Primary Investments have been to small business owners in the lodging industry. In addition, the Company may lend to small business owners in the commercial office building, food service, retail and manufacturing industries. Many of the Company's current borrowers are franchisees of national franchises. The franchisor provides training, site selection and credit reviews of the franchisee. The Company also conducts its own independent credit analysis prior to originating a loan. The Company operates from the existing offices of the Investment Manager in Texas, Florida and Georgia and management anticipates that the Company will conduct operations from any future office of the Investment Manager. The Investment Manager receives loan referrals from PMC Capital and solicits loan applications on behalf of the Company from borrowers through personal contacts, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. The Company is not responsible for any compensation to PMC Capital for referrals. In addition, the Company has generated a significant percentage of loans through referrals from lawyers, accountants, real estate brokers, loan brokers and existing borrowers. In some instances the Company may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan. Through December 31, 1995, the Company has not made or committed to any such payment.

         The Investment Manager, PMC Capital and the Company have entered into a loan origination agreement designed to avoid conflicts of interest regarding the loan origination function. The agreement requires that loans which meet the Company's underwriting criteria be funded by the Company, provided that funds are available. PMC Capital will fund: (i) loans in an original principal amount not exceeding $1.1 million which qualify for the SBA Section 7(a) or small business investment company ("SBIC") loan programs utilized by its subsidiaries. Generally, the Company originates loans to borrowers who exceed one or more of the limitations applicable to the SBA Section 7(a) and SBIC loan programs utilized by PMC Capital's subsidiaries. The Company will not originate loans in principal amounts less than $1.1 million which qualify for SBA Section 7(a) or SBIC loan programs unless PMC Capital is unable to originate such loans because of insufficient available funds.

         All prospective Primary Investments are considered by the Investment Manager for investment by the Company. In the event that the Company does not have funds available, origination opportunities presented to the Company may be originated by PMC Capital or its subsidiaries.

         Upon receipt of a completed loan application, the Investment Manager's credit department (which is also the credit department for PMC Capital) conducts an analysis of the loan which may include either a third-party appraisal or valuation by the Investment Manager of the property collateralizing the loan to assure compliance with loan-to-value ratios, a site inspection generally by a member of senior management of the Investment Manager, a review of the borrower's business experience and credit history, and an analysis of debt service coverage and debt-to-equity ratios.

         The Investment Manager's loan committee ( also the loan committee of PMC Capital), which is comprised of members of the Company's senior management, makes a determination with respect to each loan application. The Investment Manager's loan committee generally meets on a daily basis and either approves the loan application as submitted, approves the loan application subject to additional conditions or rejects the loan application. After a loan is approved, the credit department will prepare and submit to the borrower a good faith estimate and cost sheet detailing the anticipated costs of the financing. The closing department reviews the loan file and assigns the loan to the Company's counsel, the fees of whom are paid by the borrower. Prior to any funding of a loan, the closing department is provided with the loan documentation from the closing attorney which is reviewed prior to authorizing disbursement.

         After a loan is closed, the Investment Manager's servicing department (also the servicing department of PMC Capital) is responsible on an ongoing basis for: (i) obtaining all financial information required by the loan documents, (ii) verifying that adequate insurance remains in effect, (iii) refiling Uniform Commercial Code financing statements evidencing the loan, if required, (iv) collecting and applying loan payments and (v) monitoring the collection activities on delinquent accounts.

LOAN PORTFOLIO CHARACTERISTICS

         At December 31, 1995, the Company had 63 loans outstanding with an aggregate principal amount outstanding (excluding discount) of $60,233,000. The Company's loan portfolio has the following characteristics:

         a. All loans are performing in accordance with the terms of their loan agreements. At December 31, 1995, none of the loans was 30 days or more delinquent.

         b. Borrowers are principally in the lodging industry (96% as of December 31, 1995). The remainder is comprised of two loans in the commercial office rental market.

         c. The Company has not loaned more than 10% of its assets to any single borrower.

         d. The principal amount of loans to a borrower range from $300,000 to $2.5 million.

         e. All loans are secured by first liens on business real property. Other additional properties of certain borrowers or guarantors have been used as additional collateral in some instances.

         f. All loans originated are guaranteed by the principals of the borrower.

         g. The loan amounts are generally equal to or less than 70% of the fair value or cost of the primary real estate collateral. When necessary, credit enhancements, such as additionally collateral or third party guarantees are obtained to assure a maximum of 70% loan to value ratio.

         h. All originated loans provide for interest payments at fixed rates.

         i. All originated loans have original maturities ranging from 5 to 20 years which may be extended by the borrower until such date as the loan is fully amortized if the original maturity date of the loan is prior to the stated maturity.

         j. Originated loans provide for scheduled amortization (ranging from 5 to 20 years), have balloon payment requirements and entitle borrowers to prepay all or part of the principal amount, subject to a prepayment penalty.

LENDING ACTIVITIES

         During the years ended December 31, 1995 and 1994 the Company originated loans to 30 and 38 corporations, partnerships or individuals for approximately $31.7 and $33.6 million and collected commitment fees of approximately $546,000 and $1.3 million, respectively.

         The Company purchased loans with a face value of $1,502,005 for $1,325,113 from the Agencies during the year ended December 31, 1994. The discount on these loans is netted against loans receivable and is being amortized over the remaining life of the loans. During the years ended December 31, 1995 and 1994, approximately $26,000 and $22,000 of the discount was recognized as interest income, respectively. No loans were purchased during the year ended December 31, 1995.

         Approximately 32% and 12% of the Company's loan portfolio as of December 31, 1995 consisted of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater. At December 31, 1994, approximately 38%, 11%, and 10% of the Company's loan portfolio consisted of loans to borrowers in Texas, Maryland and Pennsylvania, respectively. The Company's loan portfolio was approximately 96% and 92% concentrated in the lodging industry at December 31, 1995 and 1994, respectively.

         When originating a loan, the Company charges a commitment fee. In accordance with Statement of Financial Accounting Standards No. 91, this non-refundable fee less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are being recognized as an adjustment of yield over the life of the related loan. The Company had $974,971 and $664,962 in net unamortized deferred commitment fees at December 31, 1995 and 1994, respectively.

DELINQUENCY AND COLLECTIONS

         To date, the Company has had one loan delinquent for longer than 30 days. Such loan was current as of December 31, 1995. If a borrower fails to make a required monthly payment, the borrower will generally be notified by mail after 10 days. If the borrower has not made full payment within 15 days, a late fee will generally be assessed. If the borrower has not responded or made full payment within 20 days after the loan becomes delinquent, a second notification letter will be sent. Following such notification, a collection officer will initiate telephone contact. If the borrower has not responded or made full payment within 30 days after the loan becomes delinquent, a third notification letter will be sent and follow-up telephone contact will be made by the collection officer. In the event a borrower becomes 45 days delinquent, a demand letter will be sent to the borrower requiring that the loan be brought current within 10 days. After the expiration of such 10 day period, the Company may proceed with legal action. The Company generally follows a practice of discontinuing the accrual of interest income on loans which are in arrears as to interest payments for a period in excess of 60 days. The Company will deliver a default notice and begin foreclosure and liquidation proceedings when it determines that pursuit of these remedies is the most appropriate course of action. The Company continually monitors loans for possible exposure to loss. In its analysis, the Company reviews various factors, including the value of the collateral securing the loan and the borrower's payment history. Based upon this analysis, a loan loss reserve will be established on a case by case basis. Through December 31, 1995, no loan loss reserve has been established.

SBA SECTION 504 PROGRAM

         The Company participates as a private lender in the SBA Section 504 program (the "Program"). Participation in the Program offers an opportunity to enhance the collateral status of loans. The Program provides assistance to small business enterprises in obtaining subordinate long-term financing by guaranteeing debentures available through certified development companies ("CDCs") for the purpose of acquiring land, buildings, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for a Program project would include a first mortgage covering 50% of the project cost from a private lender such as the Company, a second mortgage obtained through the Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small business enterprise being assisted. The Company generally requires at least 15% of the equity in a project to be contributed by the principals of the borrower. The first mortgage is not guaranteed by the SBA. Although the total size of projects utilizing the Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $2.5 million. A business eligible for financing pursuant to the Program must: (i) be a for-profit corporation, partnership or proprietorship, (ii) not exceed $6 million in net worth and
(iii) not exceed $2 million in average net income (after Federal income taxes) for the previous two years. Financing pursuant to the Program cannot be used for working capital or inventory, consolidating or repaying debt or financing a plant not located in the U.S. or its possessions. As of December 31, 1995, the Company had $1,735,888 outstanding which is anticipated to be paid off by permanent subordinated financing provided by the Program.

OTHER INVESTMENTS

         The Company has purchased from the Agencies two loans secured by first liens on real estate at a discount. The Investment Manager has selected and evaluated such loans using substantially the same underwriting criteria applicable to originated loans. When purchasing loans from the Agencies, underwriting information received by the Investment Manager, such as loan applications, financial statements, property appraisals and other loan documentation that was developed by the original lending institution may be outdated. In such cases, the Investment Manager will seek to supplement this information with additional data such as credit reports on borrowers, geographical analysis, industry demographics, economic data and in selected cases, current property appraisals or site visits. Prohibitions by sellers against contacting borrowers might limit the Investment Manager's ability to obtain accurate current information about borrowers and the Investment Manager may have to rely on the original underwriting information with limited ability to verify the information. These loans are currently performing according to their terms.

         While the Company has not done so to date, it may also finance real estate investors. Such loans would be collateralized by a lien on the real estate acquired or other real estate owned by the borrower or its principals. The personal guaranty of one or more of the principals will typically be obtained. The loans will generally carry a fixed rate of interest and have maturities of five to 20 years from the date of issuance. In some instances, there may be earlier maturity dates or dates on which the interest rate may be modified. Most loans will provide for scheduled monthly amortization and have a balloon payment requirement. In addition, the Company may also purchase real estate to hold in the Company's investment portfolio.

BORROWER ADVANCES

         The Company finances a number of projects during the construction phase. At December 31, 1995, the Company was in the process of monitoring construction projects with approximately $15.9 million in total commitments, of which $9.2 million has been funded. As part of the monitoring process, the Company receives funds from borrowers and releases the funds upon presentation of appropriate supporting documentation thus verifing that the borrower's cash equity is utilized for its intended purpose. At December 31, 1995, of the funds received from borrowers, $579,000 is to be disbursed on behalf of borrowers and is included as a liability in the accompanying balance sheets. The Company will use cash, cash equivalents or availability under its revolving credit facility to fund these obligations.

LOAN  COMMITMENTS

          The Company had approximately $7.1 million of loan commitments outstanding to six small business concerns at December 31, 1995. The weighted average interest rate on these loan commitments at December 31, 1995 was
10.95%.   In addition, the Company had approximately $6.5 million of  loan commitments outstanding on 12 partially funded construction loans and $1.9 million of loan commitments outstanding on three SBA Section 504 program loans. To the extent the Company has available funds, an additional $11.9 million in commitments made by the Investment Manager were designated for the Company at December 31, 1995, with a weighted average interest rate of 10.74%. It is anticipated that these loans will be funded by the Company.

         These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

TAX STATUS

         The Company has elected to be treated as a REIT for Federal income tax purposes under Section 856(c) of the Code. As a REIT, the Company generally is not subject to Federal income tax (including any applicable alternative minimum tax) to the extent it distributes at least 95% of its REIT taxable income to shareholders. REITs are subject to a number of organizational and operational requirements under the Code. The Company may be subject to certain state and local taxes on its income and property.

INVESTMENT MANAGER

         The investments of the Company are managed by PMC Advisers.   Pursuant
to an investment management agreement between the Company and the Investment Manager (the "Investment Management Agreement"), the Company is obligated to pay to the Investment Manager, quarterly in arrears, a base fee (the "Base Fee") consisting of a quarterly servicing fee of 0.125% of the Average Quarterly Value of All Assets, representing on an annual basis approximately 0.5% of the Average Annual Value of All Assets, and a quarterly advisory fee of 0.25% of the Average Quarterly Value of All Invested Assets, representing on an annual basis approximately 1% of the Average Annual Value of All Invested Assets. In addition, for each calendar year during which the Company's annual Return on Average Equity Capital after deduction of the Base Fee (the "Actual Return") exceeds 6.69% (the "Minimum Return"), the Company will pay to the Investment Manager, as incentive compensation, an additional advisory fee (the "Annual Fee") equal to the product determined by multiplying the Average Annual Value of All Invested Assets by a percentage equal to the difference between the Actual Return and the Minimum Return, up to a maximum of 1% per annum. The Annual Fee will be earned only to the extent that the annual Return on Average Common Equity Capital after deduction of the Base Fee and Annual Fee is at least equal to the Minimum Return. All such advisory fees will be reduced to 50% with respect to the value of Invested Assets that exceed common beneficiaries' equity as a result of leverage or the issuance of preferred shares of beneficial interest.

         Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $1,189,000 and $429,000 in management fees for the years ended December 31, 1995 and 1994, respectively. Of the total management fees paid or payable to the Investment Manager as of December 31, 1995 and 1994, $244,000 and $71,500, respectively, has been offset against commitment fees as a direct cost of originating loans. Pursuant to the Investment Management Agreement, advisory fees of approximately $58,000 were waived by the Investment Manager through June 30, 1994.

COMPETITION

         The Company believes its primary competitors are banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Many of these entities may have greater financial and larger managerial resources than the Company. The Company believes that it competes with such entities based on: (i) the interest rates, maturities and payment schedules offered to borrowers, (ii) the reputation, experience and marketing ability of officers of the Investment Manager, (iii) the timely credit analysis and decision-making processes followed by the Investment Manager and (iv) the renewal options available to borrowers.

INVESTMENT POLICIES

         The Company's principal investment objective is to obtain current income from interest payments and other related fee income on its Invested Assets for distribution to shareholders. The Company invests in accordance with underwriting criteria established by the Investment Manager with the intention of creating a portfolio of investments while preserving the capital base of the Company and generating income for distribution to the Company's shareholders. The Company's investments are primarily intended to be held to maturity. The Company's investments and plan of operation are restricted by tax provisions applicable to REITs. These tax provisions include restrictions on the ability to sell investments for a gain, therefore, the Company has a low turnover rate with respect to its investments.

RECENT DEVELOPMENT

         On March 12, 1996, a special purpose affiliate of the Company, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership formed on March 7, 1996 (the "Partnership"), completed a private placement of $29,500,000 of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Company owns, directly or indirectly, all of the partnership interests of the Partnership. The Notes, issued at par, which mature in 2016 and bear interest at the rate of 6.72% per annum, are collateralized by approximately $39.7 million of loans contributed by the Company to the Partnership. In connection with this private placement, the Notes were given a rating of "AA" by Duff and Phelps Credit Rating Co.. The loans were originated or purchased by the Company in accordance with the Company's lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment. The net proceeds from this issuance of the Notes (approximately $27.1 million after giving effect to costs of $500,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to the Company in accordance with its partnership interest in the Partnership. The Company used such proceeds to pay down outstanding borrowings under the Company's credit facility and intends to make additional loans in accordance with its lending criteria.

EMPLOYEES

         The Company has no employees. All personnel required for the Company's operations are provided by the Investment Manager.

ITEM 2.  PROPERTIES

         The Company's operations are conducted in the offices of the Investment Manager in Texas, Florida and Georgia. Rental payments incurred are paid by the Investment Manager pursuant to the Investment Management Agreement.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that the current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1995.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


         During the years ended December 31, 1995 and 1994, the price of the Company's shares of beneficial interest ("Shares") fluctuated between $11.25 per share and $17.13 per share, as reported on the Nasdaq National Market (through February 1, 1995) and the American Stock Exchange ("AMEX") thereafter, under the symbol "PCC".

     1995                           High             Low
----------------                  --------         -------
First Quarter                     $ 14.00          $ 11.75
Second Quarter                    $ 15.13          $ 12.25
Third Quarter                     $ 15.13          $ 13.75
Fourth Quarter                    $ 17.13          $ 13.88

     1994                           High             Low
----------------                  --------         -------
First Quarter                     $ 15.25          $13.50
Second Quarter                    $ 15.38          $13.25
Third Quarter                     $ 15.00          $13.50
Fourth Quarter                    $ 14.25          $11.25

         As of February 29, 1996 there were approximately 450 shareholders of record of the Shares with a market price of $16.75 per share.

         The Company declared regular dividends of $0.24 per share for shareholders of record on April 29, July 29, and October 31, 1994, and $0.28 per share on December 30, 1994. In addition, the Company declared a $0.02 extra year end dividend to shareholders of record on December 30, 1994. During 1995, the Company declared dividends as follows:


Quarter           Type             Record Date                       Amount
-------           ----             -----------                       ------
First Quarter    Regular          March 31, 1995                     $0.300
Second Quarter   Regular          June 30, 1995                       0.315
Third Quarter    Regular          September 29, 1995                  0.330
Fourth Quarter   Regular          December 29, 1995                   0.355
Fourth Quarter   Extra            December 29, 1995                   0.080
                                                                     ------
                                                                     $1.380
                                                                     ======

ITEM 6.  SELECTED FINANCIAL DATA

         The following summary of Selected Financial Data of the Company should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.
The selected financial data below provides information about the Company's financial history and is derived from the audited financial statements.

Operating Data
--------------
                                                                                         Period From
                                                   Years Ended December 31,             June 4, 1993
                                                   ------------------------          (date of inception)
                                                    1995               1994        to  December 31, 1993
                                                  --------           --------      ---------------------
Total Revenues  . . . . . . . . . . . . .    $      6,230,415     $    3,690,772      $         15,717
Advisory and Servicing Fees, net  . . . .    $        945,720     $      357,311                  -
Net Income    . . . . . . . . . . . . . .    $      4,896,024     $    3,200,142      $         15,152
Cash Dividends Declared . . . . . . . . .    $      4,775,819     $    3,513,721                  -
Dividends Per Share . . . . . . . . . . .    $           1.38     $         1.02                  -
Net Income Per Share  . . . . . . . . . .    $           1.42     $         0.93      $           0.01
Loans Funded  . . . . . . . . . . . . . .    $     31,711,230     $   34,982,484      $      3,119,190
Weighted Average Shares
    Outstanding . . . . . . . . . . . . .           3,451,091          3,430,009             3,099,530

                                                                    December 31,
                                                    --------------------------------------------
At End of Period                                     1995               1994                1993
----------------                                    ------             -----                ----

 Loans Receivable . . . . . . . . . . . .    $     59,129,536     $   32,693,752      $      3,119,190
 Cash Equivalents and
   Government Securities    . . . . . . .    $        173,679     $   18,809,314      $     39,984,071
 Total Investments  . . . . . . . . . . .    $     59,303,215     $   51,503,066      $     43,103,261
 Total Assets . . . . . . . . . . . . . .    $     59,797,275     $   51,784,521      $     43,153,442
 Notes Payable  . . . . . . . . . . . . .    $      7,920,000            -                     -
 Beneficiaries' Equity  . . . . . . . . .    $     48,183,032     $   47,440,401      $     42,941,230
 Number of Common Shares of
     Beneficial Interest Outstanding  . .           3,491,716          3,444,530             3,099,530

Ratios
------
Return on Average Assets (1)  . . . . . .                8.8%               6.5%                -   (3)
Return on Average Common
     Beneficiaries' Equity (2)  . . . . .               10.2%               6.9%                -   (3)

(1)   Based on Average Annual Value of All Assets.
(2) Based on the total beneficiaries equity on the first day of the year and on the last day of each quarter of such year, divided by five.
(3) Not applicable due to initial period of operations which commenced in December 1993.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS  OF OPERATIONS

OVERVIEW

         The Company was incorporated in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. Accordingly, there are no comparable 1993 results to the year ended December 31, 1994. The net proceeds to the Company from the IPO were $47,738,828, including over-allotment options.

         During the year ended December 31, 1995, the Company originated and funded $31.7 million of loans, all to corporations and individuals operating in the lodging industry. During the year ended December 31, 1994, the Company originated and funded or purchased loans with a face value of $35.2 million. Of these loans, approximately $32.5 million (92%) were to corporations and individuals operating in the lodging industry. As of December 31, 1995, the total portfolio outstanding was $60.2 million ($59.1 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.2%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Each of these loans is collateralized by first liens on real estate and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in funded loans are $1.7 million which have been advanced pursuant to the SBA 504 program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.


CERTAIN ACCOUNTING CONSIDERATIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. To date, no loan loss reserves have been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. At such time as determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1994

         The net income of the Company for the years ended December 31, 1995 and 1994, was $4.9 million and $3.2 million, $1.42 and $0.93 per share, respectively.

         Interest income - loans increased by $3.3 million (143%) from $2.3 million for the year ended December 31, 1994, to $5.6 million for the year ended December 31, 1995. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds of the IPO in cash and U.S. Government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $27.9 million (148%) from $18.9 million during the year ended December 31, 1994, to $46.8 million during the year ended December 31, 1995. The average yields on loans for the years ended December 31, 1995 and 1994 were approximately 12.1% and 13.2%, respectively. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $26,000 and $22,000 during the years ended December 31, 1995 and 1994, respectively) and the accretion of deferred commitment fees (approximately $197,000 and $166,000 during the years ended December 31, 1995 and 1994, respectively.)


         Interest and dividends - other investments decreased by $875,000 (73%), from $1.2 million during the year ended December 31, 1994, to $325,000 during the year ended December 31, 1995. This decrease was due to the reduction in funds available for short-term investments. The proceeds from the IPO were invested in government securities and money market funds until Primary Investments were identified and funded. The average short-term investments of the Company decreased by $25.2 million (81%) from $31.2 million during the year ended December 31, 1994, to $6.0 million during the year ended December 31, 1995. The average yields on short-term investments during the years ended December 31, 1995 and 1994 were approximately 5.5% and 3.9%, respectively.

         Other income increased by $115,000 (64%) from $180,000 during the year ended December 31, 1994, to $295,000 during the year ended December 31, 1995. Other income consists of: (i) amortization of construction monitoring fees,
(ii) prepayment penalties, (iii) late fees and other loan fees and (iv) other miscellaneous collections. The increase was primarily due to construction hotel/motel projects in process increasing causing an increase of $111,000 in construction monitoring fees recognized as income from $35,000 during the year ended December 31, 1994, to $146,000 during the year ended December 31, 1995.

         Expenses consisted primarily of the servicing and advisory fees paid to PMC Advisers. The operating expenses borne by the Investment Manager include any compensation to the Company's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's Independent Trust Managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, will also be required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $1,189,000 in management fees for the year ended December 31, 1995. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1995, $244,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $429,000 for the year ended December 31, 1994. The advisory fees for the six month period ended June 30, 1994 were waived by the Investment Manager. Of the advisory and servicing fees paid or payable to the Investment Manager during the year ended December 31, 1994, $71,500 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $760,000 (prior to offsetting direct costs of originating loans), or 177%, is primarily due to the increase in the average invested assets increasing from $18.9 million to $46.8 million and average total assets increasing from $49.0 million to $53.9 million.

         Legal and accounting fees increased by $38,000 (115%) from $33,000 during the year ended December 31, 1994, to $71,000 during the year ended December 31, 1995. This increase is attributable to higher accounting expenses and corporate legal fees attributed to the increased corporate activity.

         General and administrative expenses increased by $32,000 (50%) from $64,000 during the year ended December 31, 1994, to $96,000 during the year ended December 31, 1995. This increase is primarily attributable to (i) shareholder servicing fees incurred during the year ended December 31, 1995 for dividend payments, (ii) the cost of printing and mailing the Company's new dividend reinvestment plan and annual reports and (iii) the cost of registration on the AMEX.

         Interest expense of $222,000 relates to interest and non-utilization charges on the revolving credit facility (approximately $171,000) and interest incurred on borrower advances during the year ended December 31, 1995 (approximately $51,000). The interest payable at December 31, 1995, of $56,267 pertained to interest incurred on the outstanding balance of the revolving
credit facility.   The obligation to pay interest on borrowers advances is
included in borrower advances on the accompanying balance sheet.

         As the Company is currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

         The Company generated $3.8 million and $6.6 million from operating activities during the years ended December 31, 1995 and 1994, respectively.
The decrease of $2.8 million (42%) was primarily due to fluctuations in borrowers advances (decreased $4.1 million from a source of $2.3 in 1994, to a use of $1.8 million in 1995). During 1994, as many construction projects were in the initial stages, the borrowers were required to submit their required advances. Since 1994 was the first full year of operations, there was no reimbursement activity for prior years advances and consequently 1994 had a significant positive cash flow from borrowers advances. During 1995, the Company had significant completion on many of the construction projects, with the result being a net reduction in outstanding borrowers advances at December 31, 1995. Offsetting the decrease in borrowers advances were increases in net income and due to affiliates. Net income increased $1.7 million (53%) from $3.2 million during the year ended December 31, 1994 to $4.9 million during the year ended December 31, 1995. Cash used for advances to affiliates increased by $500,000 from $160,000 at December 31, 1994 to $660,000 at
December 31, 1995. The increase was a result of the annual fee pursuant to the investment management agreement increasing in 1995 due to the larger base of invested assets and achieving the target to earn the full incentive fee with such fee payable in 1996.

         The Company used $26.7 million and $25.1 million through investing activities during the years ended December 31, 1995 and 1994, respectively. As lending is the Company's primary source of business, loans funded/purchased is the main reason for these uses. Loans funded/purchased were $31.7 million during the year ended December 31, 1995 as compared to $35.0 million for the year ended December 31, 1994, a 9% decrease. This decrease was due to the amount of construction projects in process during 1995, whereas these projects utilize the Company's funds available for commitment, the actual funding process occurs over a period of time. During 1994, most of the amounts loaned related to the acquisition or refinance of lodging properties.

         The Company generated $4.3 million and $2.3 million from financing
activities during the years ended December 31, 1995 and 1994.   During 1994,
the main source of funds was $5.2 million received from the exercise of over allotments of the IPO. During 1995, the main source of funds was net proceeds from advances under the Company's revolving credit facility ($7.9 million).
The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status. Dividends paid increased from $2.5 million during the year ended December 31, 1994 to $4.3 million during the year ended December 31, 1995. This increase ($1.8 million), corresponds to the Company's increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans and, from time to time, to acquire loans from governmental agencies and/or their agents. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

         At December 31, 1995, the Company had $207,000 of cash and cash equivalents and approximately $15.5 million in outstanding commitments to originate loans. Such commitments were made in the ordinary course of the Company's business. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

         By December 31, 1995, the Company had fully utilized the proceeds from its IPO. During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At December 31, 1995, the Company had $7.9 million outstanding under the credit facility and a loan availability of an additional $12.1 million. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or SBA 504 loan takeouts. Management anticipates these sources of funds will be adequate to meet its existing obligations.

         On March 12, 1996, the Company, through a limited partnership structure, completed a private placement of approximately $29.5 million of notes issued pursuant to a rated structured financing collateralized by a portion of the Company's commercial loan portfolio (the "Private Placement"). The financing resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility. After utilization of these funds and until such time as additional long-term financing is available, the Company will continue to borrow funds based on a variable rate of interest (short-term borrowings) and originate loans on a fixed-rate of interest. Net income on these leveraged funds will be materially dependent on the spread between the rate at which it borrows funds and the rate at which it loans these funds.

         In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique.

         Loan demand has remained high for the types of loans originated by the Company (see "Loan Commitments"). The Private Placement may not provide the Company with sufficient capital to expand the outstanding portfolio at historical growth levels. Accordingly, during the year ending December 31, 1996, the Company may seek additional sources of financing through private or public sale of Common Shares as described above. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company will have to fully utilize its $20 million revolving credit facility and may have to slow the rate of increasing the outstanding loan portfolio.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in the Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors
for Impairment of a Loan - Income Recognition and Disclosures."   These
pronouncements are effective for fiscal years beginning after December 15, 1994. These statements provide income recognition criteria on loans and generally require creditors to value certain impaired and restructured loans at the present value of the expected future cash flows, discounted at the loan's effective interest rate, or at fair value of the collateral if the loan is collateral dependent.

         The implementation SFAS No. 114 and SFAS No. 118 did not have an effect on the Company's financial statements.

         In 1995, FASB issued SFAS No.123, "Accounting for Stock-Based Compensation". Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No.
123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

         In 1992, FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosure in the body of the financial statements or the accompanying notes regarding the fair value of financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used. The effective date is for financial statements issued in fiscal years ending after December 15, 1995. The Company has incorporated the requirements of SFAS No.107 in the accompanying financial statements.


ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is hereby incorporated by reference to the Company's Financial Statements beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 23, 1996.


ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 23, 1996.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 23, 1996.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 23, 1996.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                 ON FORM 8-K

(a)      Documents filed as part of this report:

         (1)     Financial Statements -
                 See index to Financial Statements set forth on page F-1 of this Form 10-K.

         (2)     Financial Statement Schedules -
                 All schedules are omitted because they are not required under the related instructions or not applicable, or because the required information is included elsewhere in the financial statements or notes thereto.

         (3)     Exhibits

                     *3.1     Declaration of Trust
                  *3.1(a)     Amendment No. 1 to Declaration of Trust
                 **3.1(b)     Amendment No.2  to Declaration of Trust
                     *3.2     Bylaws

                      *4.     Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.
                    *10.1     Investment Management Agreement between the Company and PMC Advisers, Inc.
                    *10.2     1993 Employee Share Option Plan
                    *10.3     1993 Trust Manager Share Option Plan
                    *10.4     Form of Dividend Reinvestment Plan
                    *10.5     Loan Origination Agreement
                     10.6     Revolving Credit Facility
                     10.7     Structured Financing
                       27     Financial Data Schedule

(b)      Reports on Form 8-K  - None


____________________
* Previously filed with the Company's Registration Statement of Form S-11 filed with the Securities and Exchange Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

**       Previously filed with the Company's Annual Report  on  Form 10-K  for the  year ended December 31, 1993 and incorporated herein by reference.

                                    GLOSSARY

         The following terms as used in this Form 10-K are briefly defined below:

Average Annual Value of           The book value of total assets determined in accordance with GAAP
  All Assets                      on the first day of the year and on the last day of each quarter of such year, divided by five.

Average Annual Value of           The book value of Invested Assets determined in  accordance with
  All Invested Assets             GAAP on the first day of the year and on the last day of each quarter of such year, divided by five.

Average Common                    The common equity capital on the first day of the year and on the last
  Beneficiaries' Equity           day of each quarter of such year, divided by five.

Average Quarterly Value           The book value of total assets determined in accordance with GAAP
  of All Assets                   on the first day of the quarter and on the last day of the quarter, divided by two.

Common Equity Capital             The sum of the stated capital plus the additional paid-in capital for the Shares.

GAAP                              Generally accepted accounting principles.

Invested Assets                   The Primary Investments plus the Other Investments.

Return on Average                 Net income of the Company as determined in accordance with GAAP,
  Equity Capital                  less preferred dividends, if any, divided by the Average Common
                                  Equity Capital.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PMC Commercial Trust

                                               By:  /s/ Lance B. Rosemore
                                                   ---------------------------
                                               Lance B. Rosemore, President
Dated March 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       NAME                                       TITLE                                    DATE
       ----                                       -----                                    ----

/S/ DR. ANDREW S. ROSEMORE                   Chairman of the Board of Trust            March 28,1996
--------------------------                     Managers, Chief Operating
  Dr. Andrew S. Rosemore                       Officer and Trust Manager

   /S/ LANCE B. ROSEMORE                     President, Chief Executive                March 28,1996
   ---------------------                       Officer, Secretary and Trust
     Lance B. Rosemore                         Manager (principal executive
                                               officer)

    /S/ BARRY N. BERLIN                      Chief Financial Officer (principal         March 28,1996
    -------------------                        financial and accounting
      Barry N. Berlin                          officer)

      /S/ IRVING MUNN                        Trust Manager                             March 28,1996
      ---------------
        Irving Munn

   /S/ ROY H. GREENBERG                      Trust Manager                             March 28,1996
   --------------------
     Roy H. Greenberg

     /S/ NATHAN COHEN                        Trust Manager                             March 28,1996
     ----------------
       Nathan Cohen


                              PMC COMMERCIAL TRUST

                         INDEX TO FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                  PAGE
                                                                                  ----
Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . .    F-2

Financial Statements:

    Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

    Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

    Statements of Beneficiaries' Equity . . . . . . . . . . . . . . . . . . . .    F-5

    Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    F-7



                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Trust Managers
PMC Commercial Trust:


We have audited the accompanying balance sheets of PMC Commercial Trust as of December 31, 1995 and 1994, and the related statements of income, beneficiaries' equity, and cash flows for each of the two years in the period ended December 31, 1995 and for the period June 4, 1993 (date of inception) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMC Commercial Trust as of December 31, 1995 and 1994, the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1995 and for the period June 4, 1993 (date of inception) to December 31, 1993, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 20, 1996

                              PMC COMMERCIAL TRUST
                                 BALANCE SHEETS



                                                                                         December 31,
                                                                           -----------------------------------------
                                                                                1995                      1994
                                                                           ---------------          ----------------
                                  ASSETS
Investments:
  Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . .    $    59,129,536          $     32,693,752
  Cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .            173,679                18,809,314
                                                                           ---------------          ----------------

Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,303,215                51,503,066
                                                                           ---------------          ----------------

Other assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,504                    40,789
  Other Receivables.  . . . . . . . . . . . . . . . . . . . . . . . . .             26,382                         -
  Interest receivable.  . . . . . . . . . . . . . . . . . . . . . . . .            410,073                   208,525
  Organization costs, net . . . . . . . . . . . . . . . . . . . . . . .             24,101                    32,141
                                                                           ---------------          ----------------

Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            494,060                   281,455
                                                                           ---------------          ----------------


Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    59,797,275          $     51,784,521
                                                                           ===============          ================

                  LIABILITIES AND BENEFICIARIES' EQUITY
Liabilities:
  Notes payable.  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     7,920,000          $              -
  Dividends payable.  . . . . . . . . . . . . . . . . . . . . . . . . .          1,518,896                 1,033,659
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .             14,175                         -
  Interest Payable  . . . . . . . . . . . . . . . . . . . . . . . . . .             56,267                         -
  Borrower advances . . . . . . . . . . . . . . . . . . . . . . . . . .            579,133                 2,346,162
  Unearned commitment fees  . . . . . . . . . . . . . . . . . . . . . .            599,978                   560,728
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .            844,786                   184,523
  Unearned construction monitoring fees . . . . . . . . . . . . . . . .             81,008                   219,048
                                                                           ---------------          ----------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,614,243                 4,344,120
                                                                           ---------------          ----------------


Commitments and contingencies ( Note 9 )

Beneficiaries' equity:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 3,491,716 and
       3,444,530 shares issued and outstanding at December 31, 1995
       and December 31, 1994, respectively  . . . . . . . . . . . . . .             34,917                    34,445
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .         48,326,337                47,704,383
  Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . .          8,111,318                 3,215,294
  Cumulative dividends  . . . . . . . . . . . . . . . . . . . . . . . .         (8,289,540)               (3,513,721)
                                                                           ---------------          ----------------

Total beneficiaries' equity.  . . . . . . . . . . . . . . . . . . . . .         48,183,032                47,440,401
                                                                           ---------------          ----------------

Total liabilities and beneficiaries' equity . . . . . . . . . . . . . .    $    59,797,275          $     51,784,521
                                                                           ===============          ================

Net asset value per share . . . . . . . . . . . . . . . . . . . . . . .    $         13.80          $          13.77
                                                                           ===============          ================



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                              STATEMENTS OF INCOME





                                                                                                        June 4, 1993
                                                                Years Ended December 31,                 (Date of)
                                                     -----------------------------------------         Inception) to
                                                           1995                     1994             December 31, 1993
                                                     -----------------        ----------------       -------------------
Revenues:
  Interest income - loans . . . . . . . . . . . . .  $       5,610,391        $      2,289,355       $             3,039
  Interest and dividends - other investments  . . .            324,779               1,221,768                    12,678
  Other income  . . . . . . . . . . . . . . . . . .            295,245                 179,649                 -
                                                     -----------------        ----------------       -------------------

Total revenues  . . . . . . . . . . . . . . . . . .          6,230,415               3,690,772                    15,717
                                                     -----------------        ----------------       -------------------

Expenses:
  Advisory and servicing fees, net  . . . . . . . .            945,720                 357,311                 -
  Legal and accounting fees . . . . . . . . . . . .             70,940                  32,628                 -
  General and administrative  . . . . . . . . . . .             96,028                  63,543                       565
  Interest  . . . . . . . . . . . . . . . . . . . .            221,703                  37,148                 -
                                                     -----------------        ----------------       -------------------

Total expenses  . . . . . . . . . . . . . . . . . .          1,334,391                 490,630                       565
                                                     -----------------        ----------------       -------------------

Net income  . . . . . . . . . . . . . . . . . . . .  $       4,896,024        $      3,200,142       $            15,152
                                                     =================        ================       ===================
Weighted average shares outstanding . . . . . . . .          3,451,091               3,430,009                 3,099,530
                                                     =================        ================       ===================
Net income per share  . . . . . . . . . . . . . . .  $            1.42        $           0.93       $              0.01
                                                     =================        ================       ===================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                      STATEMENTS OF BENEFICIARIES' EQUITY
 FOR THE PERIOD FROM JUNE 4, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1993 AND
                  THE YEARS ENDED DECEMBER 31, 1994 AND 1995


                                             COMMON
                                            SHARES OF                       ADDITIONAL           CUMULATIVE
                                           BENEFICIAL        PAR             PAID-IN                NET
                                            INTEREST        VALUE            CAPITAL               INCOME
                                           ---------      ----------      -------------         ------------
Balances, June 4, 1993 (Inception)  .              -      $        -      $           -         $          -

Shares issued upon formation  . . . .            200               2              2,788                    -
Initial shares sold to public . . . .      3,000,000          30,000         44,970,000                    -
Initial shares sold through direct
     offering . . . . . . . . . . . .         99,330             993          1,384,660                    -
Issuance costs  . . . . . . . . . . .              -               -         (3,462,365)                   -
Net income  . . . . . . . . . . . . .              -               -                  -               15,152
                                           ---------      ----------      -------------         ------------

Balances, December 31, 1993 . . . . .      3,099,530          30,995         42,895,083               15,152

Additional shares sold through initial
     public offering  . . . . . . . .        345,000           3,450          5,171,550                    -
Issuance costs  . . . . . . . . . . .              -               -           (362,250)                   -
Dividends ( $1.02 per share ) . . . .              -               -                  -                    -
Net income  . . . . . . . . . . . . .              -               -                  -            3,200,142
                                           ---------      ----------      -------------         ------------

Balances, December 31, 1994 . . . . .      3,444,530          34,445         47,704,383            3,215,294


Shares issued though exercise of
     stock options  . . . . . . . . .         12,996             130            122,836                    -
Shares issued though dividend
     reinvestment plan  . . . . . . .         34,190             342            499,118                    -
Dividends ( $1.38 per share ) . . . .              -               -                  -                    -
Net income  . . . . . . . . . . . . .              -               -                  -            4,896,024
                                           ---------      ----------      -------------         ------------

Balances, December 31, 1995 . . . . .      3,491,716      $   34,917      $  48,326,337         $  8,111,318
                                           =========      ==========      =============         ============
                                                                      TOTAL
                                             CUMULATIVE           BENEFICIARIES'
                                             DIVIDENDS               EQUITY
                                          ---------------        --------------
Balances, June 4, 1993 (Inception)  .     $             -        $            -

Shares issued upon formation  . . . .                   -                 2,790
Initial shares sold to public . . . .                   -            45,000,000
Initial shares sold through direct
     offering . . . . . . . . . . . .                   -             1,385,653
Issuance costs  . . . . . . . . . . .                   -            (3,462,365)
Net income  . . . . . . . . . . . . .                   -                15,152
                                          ---------------        --------------

Balances, December 31, 1993 . . . . .                   -            42,941,230

Additional shares sold through initial
     public offering  . . . . . . . .                   -             5,175,000
Issuance costs  . . . . . . . . . . .                   -              (362,250)
Dividends ( $1.02 per share ) . . . .          (3,513,721)           (3,513,721)
Net income  . . . . . . . . . . . . .                   -             3,200,142
                                          ---------------        --------------

Balances, December 31, 1994 . . . . .          (3,513,721)           47,440,401

Shares issued though exercise of
     stock options  . . . . . . . . .                   -               122,966
Shares issued though dividend
     reinvestment plan  . . . . . . .                   -               499,460
Dividends ( $1.38 per share ) . . . .          (4,775,819)           (4,775,819)
Net income  . . . . . . . . . . . . .                   -             4,896,024
                                          ---------------        --------------
Balances, December 31, 1995 . . . . .     $    (8,289,540)       $   48,183,032
                                          ===============        ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                            STATEMENTS OF CASH FLOWS




                                                                                              JUNE 4, 1993
                                                                                                (DATE OF)
                                                              YEARS ENDED DECEMBER 31,         INCEPTION)
                                                          -------------------------------          TO
                                                               1995             1994         DECEMBER 31, 1993
                                                          --------------    -------------    -----------------
CASH FLOWS FROM OPERATING Activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . $    4,896,024    $   3,200,142    $      15,152
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of:
          Government securities . . . . . . . . . . . . .              -          (80,384)               -
          Discount on purchased loans . . . . . . . . . .        (26,460)         (22,094)               -
          Deferred commitment fees  . . . . . . . . . . .       (196,951)        (166,200)               -
          Construction monitoring fees  . . . . . . . . .       (146,054)         (39,946)               -
      Amortization of organization costs  . . . . . . . .          8,040            8,040                -
      Commitment fees collected . . . . . . . . . . . . .        546,211        1,295,419           97,010
      Construction monitoring fees collected, net . . . .          8,014          258,994                -
      Changes in operating assets and liabilities:
          Accrued interest receivable . . . . . . . . . .       (201,548)        (208,525)         (40,181)
          Other assets  . . . . . . . . . . . . . . . . .        (26,382)               -                -
          Interest payable. . . . . . . . . . . . . . . .         56,267                -                -
          Borrower advances . . . . . . . . . . . . . . .     (1,767,029)       2,346,162                -
          Due to affiliates . . . . . . . . . . . . . . .        660,263          159,966           24,557
          Accounts payable  . . . . . . . . . . . . . . .         14,175         (187,655)         187,115
                                                          --------------    -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . .      3,824,570        6,563,919          283,653
                                                          --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded/purchased  . . . . . . . . . . . . . . . .    (31,711,230)     (34,982,484)      (3,215,660)
  Principal collected . . . . . . . . . . . . . . . . . .      4,991,896        4,861,525                -
  Redemption (purchase) of government securities  . . . .              -        5,000,000       (4,919,616)
                                                          --------------    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . .    (26,719,334)     (25,120,959)      (8,135,276)
                                                          --------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares  . . . . . . .        582,107        5,175,000       46,388,443
   Proceeds from issuance of notes payable  . . . . . . .      9,130,000                -                -
   Payment of dividends . . . . . . . . . . . . . . . . .     (4,250,263)      (2,480,062)               -
   Payment of issuance costs  . . . . . . . . . . . . . .              -         (362,250)      (3,462,365)
   Payment of principal on notes payable  . . . . . . . .     (1,210,000)               -                -
                                                          --------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . .      4,251,844        2,332,688       42,926,078
                                                          --------------    -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .    (18,642,920)     (16,224,352)      35,074,455

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . .     18,850,103       35,074,455                -
                                                          --------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . $      207,183    $  18,850,103    $  35,074,455
                                                          ==============    =============    =============
SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested . . . . . . . . . . . . . . . . . $       40,319    $           -    $           -
                                                          ==============    =============    =============

   Interest paid  . . . . . . . . . . . . . . . . . . . . $      165,436    $      37,148    $           -
                                                          ==============    =============    =============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             PMC COMMERCIAL TRUST
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         General:

         PMC Commercial Trust (the "Company") was organized on June 4, 1993, as a Texas real estate investment trust created primarily to originate loans to small business enterprises which are collateralized by first liens on real estate. The shares of the Company are traded on the American Stock Exchange (Symbol "PCC"). The Company follows the accounting practices prescribed in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts." The Company's principal investment objective is to obtain current income from interest payments and other related fee income on collateralized business loans. The Company's investment advisor is PMC Advisers, Inc. ("PMC Advisers" or the "Investment Manager"), a wholly-owned subsidiary of PMC Capital, Inc. ("PMC Capital"), a regulated investment company traded on the American Stock Exchange (symbol "PMC"). The Company intends to maintain its qualified status as a real estate investment trust ("REIT") for Federal income tax purposes.

         Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Loans Receivable:

         Loans receivable are carried at their outstanding principal balance less any discounts, deferred fees net of related costs, and loan loss reserves. A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. To date, no loan loss reserves have been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves in proportion to the potential loss.

         Deferred fee revenue is included in the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan as an adjustment of yield.

         Deferred Organization Costs:

         Costs incurred by the Company in connection with its organization are being amortized on a straight-line basis over a five year period.

         Income Taxes:

         The Company intends to maintain its qualified status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In order to remain qualified as a REIT under the Code, the Company must elect to be a REIT and must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and distribution of income. By qualifying, the Company will not be subject to Federal income taxes to the extent that it distributes at least 95% of its taxable income in the fiscal year. Management of the Company believes it has satisified the various requirements to remain qualified as a REIT.

         Interest Income:

         Interest income is recorded on the accrual basis to the extent that such amounts are deemed collectible. The Company's policy is to suspend the accrual of interest income when a loan becomes 60 days delinquent.

                              PMC COMMERCIAL TRUST
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

         Statement of Cash Flows:

         The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the statement of cash flows.

         Per Share Data:

         Net income per share is based on the weighted average number of common shares of beneficial interest outstanding during the period.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to current year presentation.

         Statements of Financial Accounting Standards ("SFAS")

         In 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These pronouncements are effective for fiscal years beginning after December 15, 1994. These statements provide income recognition criteria on loans and generally require creditors to value certain impaired and restructured loans at the present value of the expected future cash flows, discounted at the loan's effective interest rate, or at fair value of the collateral if the loan is collateral dependent. Implementing SFAS No. 114 and SFAS No. 118 did not have an effect on the Company's financial statements.

         In 1995, FASB issued SFAS No.123, "Accounting for Stock-Based Compensation". Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No.
123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

NOTE 2.  LOANS RECEIVABLE:

         The Company primarily originates loans: (i) to small business enterprises that exceed the net worth, asset, income, number of employee or other limitations applicable to the Small Business Administration ("SBA") programs utilized by PMC Capital or (ii) in excess of $1.1 million to small business enterprises without regard to SBA eligibility requirements. Such loans are collateralized by first liens on real estate and are subject to the Company's underwriting criteria.

         The principal amount of loans originated by the Company have not exceeded 70% of the lesser of fair value or cost of the real estate collateral unless credit enhancements such as additional collateral or third party guarantees were obtained. Loans originated or purchased by the Company typically provide interest payments at fixed rates, although the Company may also originate and purchase variable rate loans. Loans generally have maturities ranging from five to 10 years. Most loans provide for scheduled amortization and often have a balloon payment requirement. In most cases, borrowers are entitled to prepay all or part of the principal amount subject to a prepayment penalty depending on the terms of the loan.

During the years ended December 31, 1995 and 1994, the Company originated loans to 31 and 38 corporations, partnerships or individuals for approximately $31.7 and $33.6 million and collected commitment fees of approximately $546,000 and $1.3 million, respectively.

                              PMC COMMERCIAL TRUST
                         NOTES TO FINANCIAL STATEMENTS



NOTE 2.  LOANS RECEIVABLE:  (CONTINUED)

         During the year ended December 31, 1994, the Company purchased loans with a face value of $1,502,005, for $1,325,113 from the U.S. Government and/or its agents. The discount on these loans is netted against loans receivable and is being amortized over the remaining life of the loans on the interest method. During the years ended December 31, 1995 and 1994, approximately $26,000 and $22,000 of the discount has been recognized as interest income, respectively.

         At December 31, 1995, approximately 32% and 12% of the Company's loan portfolio consisted of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater at December 31, 1995. Approximately 38%, 11% and 10% of the Company's loan portfolio as of December 31, 1994 consisted of loans to borrowers in Texas, Maryland and Pennsylvania,
respectively.   No other state had a concentration of 10% or greater at
December 31, 1994. The Company's loan portfolio was approximately 96% and 92% concentrated in the lodging industry at December 31, 1995 and 1994, respectively.

         In connection with the origination of a loan, the Company charges a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less the direct costs associated with the origination, is deferred and is included as a reduction of the carrying value of loans receivable. These net fees are being recognized as income over the life of the related loan as an adjustment of yield. The Company had $974,971 and $664,962 in deferred commitment fees at December 31, 1995 and 1994, respectively.


NOTE 3.  DUE TO AFFILIATE:

         The investments of the Company are managed by PMC Advisers.   Pursuant
to an investment management agreement between the Company and the Investment Manager (the "Investment Management Agreement"), the Company is obligated to pay to the Investment Manager, quarterly in arrears, a base fee (the "Base Fee") consisting of a quarterly servicing fee of 0.125% of the average quarterly value of all assets (as defined in the Investment Management Agreement), representing on an annual basis approximately 0.5% of the average annual value of all assets (as defined in the Investment Management Agreement), and a quarterly advisory fee of 0.25% of the average quarterly value of all invested assets (as defined in the Investment Management Agreement), representing on an annual basis approximately 1% of the average annual value of all invested assets (as defined in the Investment Management Agreement). In addition, commencing January 1, 1994, for each calendar year during which the Company's annual return on average equity capital (as defined in the Investment Management Agreement) after deduction of the Base Fee (the "Actual Return") exceeds 6.69% (the "Minimum Return"), the Company will pay to the Investment Manager, as incentive compensation, an additional advisory fee (the "Annual Fee") equal to the product determined by multiplying the average annual value of all invested assets (as defined in the Investment Management Agreement) by a percentage equal to the difference between the Actual Return and the Minimum Return, up to a maximum of one percent (1%) per annum. The Annual Fee will be earned only to the extent that the annual return on average common equity capital (as defined in the Investment Management Agreement) after deduction of the Base Fee and Annual Fee is at least equal to the Minimum Return. All such advisory fees will be reduced to fifty percent with respect to the value of Invested Assets that exceed common beneficiaries' equity as a result of leverage or the issuance of preferred shares.

         Pursuant to the Investment Management Agreement, the Company incurred fees of $1,189,000 and $429,000 based upon average annual value of and all assets of $53,884,788 and $48,993,937 and average annual value of all invested assets of $46,756,497 and $18,922,343, for the years ended December 31, 1995 and 1994, respectively. The advisory fee for the period January 1 through June 30, 1994, in the amount of $57,932, was waived by the Investment Manager. Of the amount of service and advisory fees paid or payable to the Investment Manager as of December 31, 1995 and 1994, $244,000 and $71,500, respectively, have been offset against commitment fees as a direct cost of originating loans, respectively (see NOTE 2).

                              PMC COMMERCIAL TRUST
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4. BORROWER ADVANCES:

         The Company finances projects during the construction phase. At December 31, 1995 and 1994, the Company was in the process of funding approximately $15.9 million and $16.1 million in construction projects, respectively, of which $9.2 million and $11.4 million in future fundings remain, respectively. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company receives funds from the borrowers and releases funds upon presentation of appropriate supporting documentation. At December 31, 1995 and 1994, the Company had $579,000 and $2.3 million, respectively, in funds held on behalf of borrowers which is included as a liability in the accompanying balance sheet. The Company will use cash, cash equivalents or available advances under its revolving credit facility to fund these obligations.


NOTE 5.  NET INCOME PER SHARE:

         The weighted average number of common shares of beneficial interest outstanding were 3,451,091, 3,430,009 and 3,099,530 for the periods ended
December 31, 1995, 1994 and 1993, respectively.   Net income per share for the
period ended December 31, 1993 is based on the weighted average number of common shares of beneficial interest outstanding during the period December 27,
1993 (commencement of operations) to December 31, 1993.    The years ended
December 31, 1995 and 1994 were not affected by outstanding options, as such options were anti-dilutive or immaterial (see NOTE 9).

NOTE 6.  BENEFICIARIES' EQUITY:

         During January 1994, the Company sold 345,000 additional common shares of beneficial interest pursuant to the exercise by the underwriters of over-allotment options relating to the initial public offering for net proceeds, after underwriting discount, of approximately $4.8 million.

         As part of the requirements of qualifying for REIT status under the Code, the Company must distribute to its shareholders at least 95% of its income for Federal income tax purposes ("Taxable Income") within established time requirements of the Code. If these requirements are not met, the Company will be subject to Federal income taxes and/or excise taxes. As a result of a timing difference for the recognition of income with respect to fees collected at the inception of originating loans, the Company's Taxable Income exceeds net income in accordance with generally accepted accounting principals ("GAAP").
In order not to incur any tax liability, the Company has declared or distributed the required amount of taxable income as dividends to its shareholders. For Federal income tax purposes, these dividends do not represent a return of capital.

NOTE 7.  DIVIDEND REINVESTMENT PLAN:

         The Company filed a registration statement with the Securities and Exchange Commission to implement its dividend reinvestment plan. The registration statement was declared effective by the Securities and Exchange Commission on January 13, 1995. During the year ended December 31, 1995, 34,190 shares were issued pursuant to the plan.


NOTE 8.  SHARE OPTION PLANS:

         In accordance with the 1993 Employees Share Option Plan (the "Employees Plan") and Trust Managers Share Option Plan (the "Trust Managers Plan"), adopted by the Company, options to purchase up to 180,000 shares in aggregate can be granted to directors, officers or key employees.

                              PMC COMMERCIAL TRUST
                         NOTES TO FINANCIAL STATEMENTS



NOTE 8.  SHARE OPTION PLANS: (CONTINUED)

         The grants outstanding at December 31, 1995 are:

 Number of          Exercise
  Shares             Price            Date of Grant            Exercise Date            Expiration Date
---------           --------        -----------------        -----------------         -----------------
   4,000           $15.000          December 17, 1993        December 17, 1994         December 17, 1998
   2,000           $14.625          May 10, 1994             May 10, 1995              May 10, 1999
   7,665           $11.875          December 10, 1994        December 10, 1995         December 10, 1999
  31,770           $11.875          December 10, 1994        December 10, 1996         December 10, 1999
   2,000           $11.750          December 17, 1994        December 17, 1995         December 17, 1999
   1,000           $14.125          May 10, 1995             May 10, 1996              May 10, 2000
   2,000           $15.750          December 17, 1995        December 17, 1996         December 17, 2000
  12,000           $15.750          December 15, 1995        January 15, 1997          December 15, 2000
   4,940           $15.750          December 15, 1995        December 15, 1996         December 15, 2000
   4,940           $15.750          December 15, 1995        December 15, 1997         December 15, 2000

    Employees Plan:

    As of December 31, 1995, 86,020 share options had been granted, net of shares cancelled in 1994 as detailed below. During December 1995, 12,996
shares were exercised at $11.875.   In addition, 11,109 shares expired or were
cancelled pursuant to the plan during the year ended December 31, 1995. The number of shares currently exercisable at December 31, 1995 were 7,665.

    In December 1994, the Board of Trust Managers allowed the officers and employees holding existing options to elect to participate in an exchange of options as of December 10, 1994, whereby the then-outstanding options could be cancelled and, in lieu thereof, new options could be granted at an exchange rate of 0.6 new shares per share previously granted. As a result, 39,400 options were cancelled and 23,640 new options were issued.

    Trust Managers Plan:

    Only the trust managers who are not affiliated with PMC Capital or the Investment Manager (the " Independent Trust Managers") are eligible to participate in the Trust Managers Plan which provides for the grant of nonqualified share options covering up to an aggregate of 20,000 shares. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 shares are granted to each Independent Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted each year thereafter on the anniversary of the date the trust manager took office so long as such trust manager is re-elected to serve as a trust manager. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Independent Trust Manager for any reason or (ii) within five years after date of grant. The number of shares currently exercisable at December 31, 1995 were 8,000.

NOTE 9.  COMMITMENTS AND CONTINGENCIES:

     Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. The Company had approximately $7.1 million of loan commitments outstanding to 6 corporations,
partnerships or individuals in the lodging indusrty at December 31, 1995.   The
weighted average contractual interest rate on these loan commitments at December 31, 1995 was 10.95%. In addition, the Company had $6.5 million of loan commitments outstanding on 12 partially funded construction loans and approximately $1.9 million of loan commitments outstanding on three SBA Section 504 program loans. The above commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire

                              PMC COMMERCIAL TRUST
                         NOTES TO FINANCIAL STATEMENTS



NOTE 9.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)

without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. To the extent the Company has available funds, an additional $11.9 million in commitments in the lodging industry presently issued by the Investment Manager, with a weighted average interest rate of 10.74% will be funded by the Company. Pursuant to the Investment Management Agreement, should the Company not have funds available for commitments, such commitments will be referred to affiliated entities.

    In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

NOTE 10.     NOTES PAYABLE:

    During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides to the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At December 31, 1995, the Company had $7.9 million outstanding under the credit facility with availability of an additional $12.1 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. At December 31, 1995, the weighted average interest rate on short-term borrowings under the revolving credit facitlity was 8.2%.

NOTE 11.      FAIR VALUES OF FINANCIAL INSTRUMENTS:

    The estimated fair values of the Company's financial instruments are as follows:

                                  Carrying                    Fair
                                  Amount                     Value
                               -------------            ---------------
Assets:
     Loans receivable, net        $59,129,536              $60,505,163
     Cash equivalents                 173,679                  173,679
     Cash                              33,504                   33,504
     Other Assets                     436,445                  436,445
Liabilities:
     Notes payable                  7,920,000                7,920,000
     Other liabilities              3,553,237                3,553,237

    (a)  Loans receivable, net

             The estimated fair value for all fixed rate loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.

             The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

    (b)  Cash equivalents

             The carrying amount is a reasonable estimation of fair value.

    (c)  Cash

             The carrying amount is a reasonable estimation of fair value.

                              PMC COMMERCIAL TRUST
                         NOTES TO FINANCIAL STATEMENTS


    NOTE 11.      FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)

    (d)  Other assets

             The carrying amount is a reasonable estimation of fair value.

    (e)  Notes payable

             The carrying amount is a reasonable estimation of fair value since amounts due under the revolving credit facility are variable rate, short term obligations.

    (f)  Other liabilities

             The carrying amount is a reasonable estimation of fair value.

NOTE 12.     QUARTERLY FINANCIAL DATA: (UNAUDITED)

    The following represents selected quarterly financial data of the Company; which in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

                                                 1995
-------------------------------------------------------------------------------------------------
                                                                                    Earnings Per
                                   Revenues                 Net Income                  Share
                                  ----------                -----------            --------------
First Quarter  . . . . . . .      $1,421,548                 $1,185,124            $    0.34
Second Quarter . . . . . . .       1,414,668                  1,128,282                 0.33
Third Quarter  . . . . . . .       1,591,744                  1,254,743                 0.36
Fourth Quarter . . . . . . . .     1,802,455                  1,327,875                 0.39
                                  ----------                -----------            --------------
                                  $6,230,415                 $4,896,024            $    1.42
                                  ==========                ===========            ==============

                                                 1994
-------------------------------------------------------------------------------------------------
                                                                                    Earnings Per
                                   Revenues                 Net Income                  Share
                                  ----------                -----------            --------------
First Quarter  . . . . . . .      $  490,596                $   410,606            $     0.12
Second Quarter . . . . . . .         778,500                    665,075                  0.19
Third Quarter  . . . . . . .       1,231,607                  1,125,493                  0.33
Fourth Quarter . . . . . . . .     1,190,069                    998,968                  0.29
                                  ----------                -----------            --------------
                                  $3,690,772                $ 3,200,142            $     0.93
                                  ==========                ===========            ==============

NOTE  13.    SUBSEQUENT EVENT:

    On March 12, 1996, a special purpose affiliate of the Company, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership formed on March 7, 1996 (the "Partnership"), completed a private placement of $29,500,000 of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Company owns, directly or indirectly, all of the partnership interests of the Partnership. The Notes, issued at par, which mature in 2016 and bear interest at the rate of 6.72% per annum, are collateralized by approximately $39.7 million of loans contributed by the Company to the Partnership. In connection with this private placement, the Notes were given a rating of "AA" by Duff and Phelps Credit Rating Co.. The loans were originated or purchased by the Company in accordance with the Company's lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment. The net proceeds from this issuance of the Notes (approximately $27.1 million after giving effect to costs of $500,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to the Company in accordance with its partnership interest in the Partnership. The Company used such proceeds to pay down outstanding borrowings under the Company's credit facility and intends to make additional loans in accordance with its lending criteria.

                                EXHIBIT INDEX


  Exhibit
  Number                         Description
 --------                        -----------
     *3.1                     Declaration of Trust
  *3.1(a)                     Amendment No. 1 to Declaration of Trust
 **3.1(b)                     Amendment No.2  to Declaration of Trust
     *3.2                     Bylaws

      *4.                     Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.
   *10.1                      Investment Management Agreement between the Company and PMC Advisers, Inc.
    *10.2                     1993 Employee Share Option Plan
    *10.3                     1993 Trust Manager Share Option Plan
    *10.4                     Form of Dividend Reinvestment Plan
    *10.5                     Loan Origination Agreement
     10.6                     Revolving Credit Facility
     10.7                     Structured Financing
       27                     Financial Data Schedule


------------------
* Previously filed with the Company's Registration Statement of Form S-11 filed with the Securities and Exchange Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

**      Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference