Form 10-Q
period 1996-03-31
PMC COMMERCIAL TRUST /TX
filed 1996-05-14
CIK 908311

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________  to  __________

                         Commission File Number 0-22148

                              PMC COMMERCIAL TRUST
                              --------------------
             (Exact name of registrant as specified in its charter)


               TEXAS                                  75-6446078
- ---------------------------------         ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


     17290 Preston Road, 3rd Floor,
           Dallas, TX 75252                            (214) 380-0044
- ----------------------------------------     -------------------------------
(Address of principal executive offices)     (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                  ---         ---

As of May 1, 1996, Registrant had outstanding 3,560,639 Common Shares of Beneficial Interest, par value $.01 per share.

                              PMC COMMERCIAL TRUST



                                     INDEX


PART I.  Financial Information                                         PAGE NO.
         ---------------------                                         --------
         Item 1. Financial Statements

                 Consolidated Balance Sheets -
                   March 31, 1996 and December 31, 1995                   2

                 Consolidated Statements of Income -
                   Three Month Periods Ended March 31, 1996
                     and 1995                                             3

                 Consolidated Statements of Cash Flows -
                   Three Month Periods Ended March 31, 1996
                     and 1995                                             4

                 Notes to Consolidated Financial Statements               5

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

PART II. Other Information
         -----------------

         Item 6. Exhibits and Reports on Form 8-K                        12

                                     PART I

                             Financial Information



                                    ITEM 1.

                              Financial Statements

                             PMC COMMERCIAL TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31,        December 31,
                                                                        1996              1995
                                                                     ------------      ------------
                                    ASSETS                           (Unaudited)
Investments:
  Loans receivable, Net ........................................     $ 62,957,636      $ 59,129,536
  Cash equivalents .............................................       16,830,812           173,679
  Restricted investments .......................................        2,411,276              --
                                                                     ------------      ------------

Total investments ..............................................       82,199,724        59,303,215
                                                                     ------------      ------------

Other assets:
  Cash .........................................................          173,946            33,504
  Interest receivable ..........................................          384,055           410,073
  Deferred borrowing costs .....................................          357,754              --
  Other assets, net ............................................           50,000            50,483
                                                                     ------------      ------------

Total other assets .............................................          965,755           494,060
                                                                     ------------      ------------

Total assets ...................................................     $ 83,165,479      $ 59,797,275
                                                                     ============      ============

                    LIABILITIES AND BENEFICIARIES' EQUITY

Liabilities:
  Notes payable ................................................     $ 29,500,000      $  7,920,000
  Dividends payable ............................................        1,310,166         1,518,896
  Accounts payable .............................................            5,859            14,175
  Interest Payable .............................................          227,921            56,267
  Borrower advances ............................................        1,106,265           579,133
  Unearned commitment fees .....................................          816,611           599,978
  Due to affiliates ............................................        1,043,627           844,786
  Unearned construction monitoring fees ........................          154,061            81,008
                                                                     ------------      ------------

Total liabilities ..............................................       34,164,510        11,614,243
                                                                     ------------      ------------

Beneficiaries' equity:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 3,540,988 and
       3,491,716 shares issued and outstanding at March 31, 1996
       and December 31, 1995, respectively .....................           35,410            34,917
  Additional paid-in capital ...................................       49,109,477        48,326,337
  Cumulative net income ........................................        9,455,788         8,111,318
  Cumulative dividends .........................................       (9,599,706)       (8,289,540)
                                                                     ------------      ------------

Total beneficiaries' equity ....................................       49,000,969        48,183,032
                                                                     ------------      ------------

Total liabilities and beneficiaries' equity ....................     $ 83,165,479      $ 59,797,275
                                                                     ============      ============

Net asset value per share ......................................     $      13.84      $      13.80
                                                                     ============      ============

   The accompanying notes are an integral part of the financial statements.

                             PMC COMMERCIAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1996            1995
                                                      ----------      ----------
Revenues:
  Interest income - loans ......................      $1,795,603      $1,106,929
  Interest and dividends - other investments ...          54,348         230,617
  Other income .................................          56,835          84,002
                                                      ----------      ----------

Total revenues .................................       1,906,786       1,421,548
                                                      ----------      ----------

Expenses:
  Advisory and servicing fees, net .............         276,092         160,730
  Legal and accounting fees ....................           9,190          26,143
  General and administrative ...................          25,265          33,116
  Interest .....................................         251,769          16,435
                                                      ----------      ----------

Total expenses .................................         562,316         236,424
                                                      ----------      ----------

Net income .....................................      $1,344,470      $1,185,124
                                                      ==========      ==========

Net income per share ...........................      $     0.38      $     0.34
                                                      ==========      ==========

Weighted average shares outstanding ............       3,519,612       3,444,530
                                                      ==========      ==========

   The accompanying notes are an integral part of the financial statements.

                             PMC COMMERCIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                            1996                1995
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................     $  1,344,470      $  1,185,124
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of:
          Discount on purchased loans ..............           (7,074)           (6,347)
          Deferred commitment fees .................          (51,151)          (55,968)
          Construction monitoring fees .............          (29,451)          (32,342)
      Amortization of organization costs ...........            2,011             2,010
      Commitment fees collected ....................          261,512           107,466
      Construction monitoring fees collected, net ..          102,504           (27,449)
      Changes in operating assets and liabilities:
          Accrued interest receivable ..............           26,018           (53,493)
          Other assets .............................         (359,282)             --
          Interest payable .........................          171,654              --
          Borrower advances ........................          527,132           (74,657)
          Due to affiliates ........................          198,841            61,440
          Accounts payable .........................           (8,316)             --
                                                         ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........        2,178,868         1,105,784
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded/purchased ...........................       (4,830,062)       (9,327,981)
  Principal collected ..............................        1,015,308         2,341,401
  Investment in restricted cash ....................       (2,411,276)             --
                                                         ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES ..............       (6,226,030)       (6,986,580)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares .........          749,290              --
   Proceeds from issuance of notes payable .........       33,740,000              --
   Payment of dividends ............................       (1,484,553)       (1,033,359)
   Payment of principal on notes payable ...........      (12,160,000)             --
                                                         ------------      ------------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES        20,844,737        (1,033,359)
                                                         ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       16,797,575        (6,914,155)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....          207,183        18,850,103
                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........     $ 17,004,758      $ 11,935,948
                                                         ============      ============

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ............................     $     34,343      $       --
                                                         ============      ============

   Dividends declared, not paid ....................     $  1,310,166      $  1,033,359
                                                         ============      ============

   Interest paid ...................................     $     80,115      $       --
                                                         ============      ============

   The accompanying notes are an integral part of the financial statements.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of PMC Commercial Trust and its subsidiaries ( collectively the "Company") as of and for the three months ended March 31, 1996 and 1995 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

     The results for the first three months of 1996 are not necessarily indicative of future financial results.


NOTE 2. BASIS FOR CONSOLIDATION

     On March 7, 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR") and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for PCR. The consolidated financial statements include the accounts of PMC Commercial Trust, PMC Commercial Corp. and PMC Commercial Receivable Limited Partnership. PMC Commercial Trust owns 100% of PMC Commercial Corp. and directly or indirectly all of the partnership interests of PCR (see Note 5).


NOTE 3. DIVIDENDS TO BENEFICIARIES

     During the three month period ended March 31, 1996, the Company declared dividends to its shareholders of beneficial interest of $0.37 per share.


NOTE 4. DUE TO AFFILIATE

     Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Inc., an affiliated entity (the "Investment Manager"), the Company incurred fees of $356,000 for the three months ended March 31, 1996. The servicing and advisory fees are based upon the average quarterly value of all assets and the average quarterly value of all invested assets during the quarter. Of the amount of servicing and advisory fees paid or payable to the Investment Manager as of March 31, 1996, $80,000 has been offset against commitment fees as a direct cost of originating loans.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. NOTES PAYABLE

     On March 12, 1996, a special purpose affiliate of the Company, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership, (the "Partnership"), completed a private placement of $29,500,000 of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, which mature in 2016 and bear interest at the rate of 6.72% per annum, are collateralized by approximately $39.7 million of loans contributed by the Company to the Partnership. In connection with this private placement, the Notes were given a rating of "AA" by Duff and Phelps Credit Rating Co. The loans were originated or purchased by the Company in accordance with the Company's lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment other than the loans contributed to the Partnership and the restricted investments. The net proceeds from this issuance of the Notes (approximately $27.1 million after giving effect to costs of $500,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the Partnership. The Company used such proceeds to pay down outstanding borrowings under the Company's credit facility and intends to make additional loans in accordance with its lending criteria.


NOTE 6. SUBSEQUENT EVENT

     On April 23, 1996, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission to register for sale up to 2,360,000 common shares of beneficial interest. The registration is ongoing and there can be no assurance that the registration statement will be declared effective or that the Company will be able to sell any of the shares.

                                     PART I
                             Financial Information

                                    ITEM 2 .
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

OVERVIEW

     The Company was incorporated in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. The net proceeds to the Company from the IPO were $47,738,828, including over-allotment options.

     During the three months ended March 31, 1996, the Company originated and funded $4.8 million of loans, all to businesses operating in the lodging industry. During the years ended December 31, 1995 and 1994, the Company originated and funded or purchased loans with a face value of $31.7 million and $35.2 million, respectively. As of March 31, 1996, the total portfolio outstanding was $64.0 million ($62.9 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.2%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Loans are collateralized primarily by first liens on real estate and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in outstanding loans at March 31, 1996 are $2.2 million which have been advanced pursuant to the Small Business Administration Section 504 loan program (the "SBA 504 program"). Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

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

     The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. To date, no loan loss reserves have been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant loan loss reserves. At such time as a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     The net income of the Company for the three months ended March 31, 1996 and 1995, was $1.344 million and $1.185 million, $0.38 and $0.34 per share, respectively.

     Interest income - loans increased by $689,000 (62%), from $1.107 million for the three months ended March 31, 1995, to $1.796 million for the three months ended March 31, 1996. This increase was primarily attributable to: (i) the reallocation of the Company's initial investment of the proceeds of the IPO in cash and U.S. Government securities to higher-yielding loans to small businesses and (ii) portfolio growth from the proceeds of borrowing arrangements. The average invested assets in loans to small businesses increased by $24.8 million (69%) from $36.2 million during the three months ended March 31, 1995, to $61.0 million during the three months ended March 31, 1996. The annualized average yields on loans for the three months ended March 31, 1996 and 1995 were approximately 12.5% and 13.1%, respectively. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $7,000 and $6,000 during the three months ended March 31, 1996 and 1995, respectively) and the accretion of deferred commitment fees (approximately $51,000 and $56,000 during the three months ended March 31, 1996 and 1995, respectively).

     Interest and dividends - other investments decreased by $177,000 (77%), from $231,000 during the three months ended March 31, 1995, to $54,000 during the three months ended March 31, 1996. This decrease was due to the reduction in funds available for short-term investments. The proceeds from the IPO were initially invested in government securities and money market funds until small business loans were identified and funded. The average short-term investments of the Company decreased by $6.8 million (44%) from $15.3 million during the three months ended March 31, 1995, to $8.5 million during the three months ended March 31, 1996. The Company had no material short-term investments during the quarter ended March 31, 1996 until the completion of the structured financing in mid-March (see Note 5 to the consolidated financial statements). The average yields on short-term investments during the three months ended March 31, 1996 and 1995 were approximately 5.6% and 5.5%, respectively.

     Other income decreased by $27,000 (32%), from $84,000 during the three months ended March 31, 1995, to $57,000 during the three months ended March 31, 1996. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late fees and other loan fees and (iv) other miscellaneous collections. The decrease was primarily due to the fees collected on a prepaid loan during the three months ended March 31, 1995 of $51,000. The decrease was offset by income recognized from the monitoring of construction hotel/motel projects in process which increased by $7,000 from $32,000 during the three months ended March 31, 1995, to $39,000 during the three months ended March 31, 1996.

     Expenses consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include any compensation to the Company's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's Independent Trust Managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, will also be required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $356,000 in management fees for the three months ended March 31, 1996. Of the total management fees paid or payable to the Investment Manager during the three months ended March 31, 1996, $80,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $240,000 for the three months ended March 31, 1995. Of the total management fees paid or payable to the Investment Manager during the three months ended March 31, 1995, $80,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $116,000 (prior to offsetting direct costs of originating loans), or 48%, is primarily due to the average invested assets increasing from $35.2 million during the three months ended March 31, 1995 to $60.6 million during the three months ended March 31, 1996 (a $25.4 million increase, or 72%) and average total assets increasing from $51.4 million during the three months ended March 31, 1995 to $66.4 million during the three months ended March 31, 1996 ( a $15.0 million increase, or 29%).

     Legal and accounting fees decreased by $17,000 (65%) from $26,000 during the three months ended March 31, 1995, to $9,000 during the three months ended March 31, 1996. This decrease is attributable to billing of accounting and corporate legal fees during the three months ended March 31, 1995.

     General and administrative expenses decreased by $8,000 (24%) from $33,000 during the three months ended March 31, 1995, to $25,000 during the three months ended March 31, 1996. This decrease is primarily attributable to the cost of printing and mailing the Company's dividend reinvestment plan and the cost of registration of the Company's common shares of beneficial interest on the American Stock Exchange during the three months ended March 31, 1995.

     Interest expense of $252,000 relates to interest and non-utilization charges on the Company's revolving credit facility (approximately $136,000), interest on the structured financing (approximately $105,000) and interest incurred on borrower advances during the three months ended March 31, 1996 (approximately $11,000). The obligation to pay interest on borrowers advances is included in borrower advances on the accompanying balance sheet. The Company did not have any outstanding borrowings during the three months ended March 31, 1995. Interest on borrower advances was $16,000 during the three months ended March 31, 1995.

     As the Company is currently qualified as a Real Estate Investment Trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

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

     In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company may use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

     At March 31, 1996, the Company had $17.0 million of cash and cash equivalents and approximately $35.7 million in outstanding commitments to originate loans. Such commitments were made in the ordinary course of the Company's business. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     By December 31, 1995, the Company invested all the proceeds from its IPO in loans to small businesses. During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At March 31, 1996, the Company had no outstanding borrowings under the credit facility and availability was $20 million. The Company is charged interest on the balance outstanding, if any, under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR.

     During March 1996, the Company, through a limited partnership structure, completed a private placement of approximately $29.5 million of notes issued pursuant to a rated structured financing collateralized by a portion of the Company's commercial loan portfolio (the "Private Placement"). The financing resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility. After utilization of these funds and until such time as additional long-term financing is available, the Company will continue to borrow funds based on a variable rate of interest (short-term borrowings) and originate loans on a fixed-rate of interest. Net income on these leveraged funds will be materially dependent on the spread between the rate at which it borrows funds and the rate at which it loans these funds.

     Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or SBA 504 loan takeouts.

     Management anticipates that (i) available short-term investments, (ii) availability under the revolving credit facility and (iii) proceeds from the dividend reinvestment plan and SBA 504 takeouts, will be adequate to meet its existing obligations.

     Loan demand has remained strong. The Private Placement may not provide the Company with sufficient funds to expand the outstanding portfolio consistent with historical growth levels. Accordingly, during the year ending December 31, 1996, the Company may seek additional sources of financing through private or public sale of common shares of beneficial interest as described above. On April 23, 1996, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission to register for sale up to 2,360,000 common shares of beneficial interest. The registration is ongoing and there can be no assurance that the registration statement will be declared effective or that the Company will be able to sell any of the shares. If sources of funds described above are not available, the Company will utilize its $20 million revolving credit facility and may have to slow the rate of increasing the outstanding loan portfolio.

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


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED ON THIS FORM 10-Q

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward- looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                   PART II
                               Other Information


ITEM 6. Exhibits and Reports on Form 8-K

     A. Exhibits

          27 Financial Data Schedule

     B. Forms 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PMC Commercial Trust

    Date:            5/14/96                     /s/ LANCE B. ROSEMORE
            ------------------------             -----------------------------
                                                 Lance B. Rosemore
                                                 President


    Date:          5/14/96                       /s/ BARRY N. BERLIN
            ------------------------             -----------------------------
                                                 Barry N. Berlin
                                                 Chief Financial Officer
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                  Description
- -------                 -----------

27               Financial Data Schedule