Form 10-Q
period 1996-06-30
PMC COMMERCIAL TRUST /TX
filed 1996-08-14
CIK 908311

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from        to

                         Commission File Number 0-22148

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)

             TEXAS                                   75-6446078
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

17290 Preston Road, 3rd Floor,                         (214) 380-0044
        Dallas, TX 75252                       (Registrant's telephone number)
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X     NO
                            -----     -----

As of August 1, 1996, Registrant had outstanding 5,935,461 Common Shares of Beneficial Interest, par value $.01 per share.

                              PMC COMMERCIAL TRUST



                                      INDEX

PART I.     Financial Information                                        PAGE NO.
                                                                         --------
            Item 1.     Financial Statements

                        Consolidated Balance Sheets -
                          June 30, 1996 and December 31, 1995              2

                        Consolidated Statements of Income -
                          Six Months Ended June 30, 1996 and 1995          3
                          Three Months Ended June 30, 1996
                            and 1995                                       4

                        Consolidated Statements of Cash Flows -
                          Six Months Ended June 30, 1996
                            and 1995                                       5

                        Notes to Consolidated Financial Statements         6

            Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    8

PART II.    Other Information

            Item 4.     Submission of Matters to a Vote of
                          Security Holders                                 15

            Item 6.     Exhibits and Reports on Form 8-K                   15

                                     PART I

                              Financial Information



                                     ITEM 1.

                              Financial Statements

                              PMC COMMERCIAL TRUST
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30,       December 31,
                                                                            1996             1995
                                                                       ------------      ------------
                                     ASSETS                            (Unaudited)
Investments:
  Loans receivable, net ..........................................     $ 70,645,954      $ 59,129,536
  Cash equivalents ...............................................       10,882,786           173,679
  Restricted investments .........................................        2,741,760               -
                                                                       ------------      ------------

Total investments ................................................       84,270,500        59,303,215
                                                                       ------------      ------------
Other assets:
  Cash ...........................................................            2,664            33,504
  Interest receivable ............................................          475,095           410,073
  Deferred borrowing costs .......................................          420,683               -
  Deferred stock offering costs ..................................          310,547               -
  Other assets, net ..............................................           82,831            50,483
                                                                       ------------      ------------

Total other assets ...............................................        1,291,820           494,060
                                                                       ------------      ------------

Total assets .....................................................     $ 85,562,320      $ 59,797,275
                                                                       ============      ============

                      LIABILITIES AND BENEFICIARIES' EQUITY
Liabilities:
  Notes payable ..................................................     $ 29,667,426      $  7,920,000
  Dividends payable ..............................................        1,367,068         1,518,896
  Accounts payable ...............................................          250,586            14,175
  Interest payable ...............................................          164,087            56,267
  Borrower advances ..............................................        2,781,265           579,133
  Unearned commitment fees .......................................          897,097           599,978
  Due to affiliates ..............................................          439,258           844,786
  Unearned construction monitoring fees ..........................          129,326            81,008
                                                                       ------------      ------------

Total liabilities ................................................       35,696,113        11,614,243
                                                                       ------------      ------------
Beneficiaries' equity:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 3,597,548 and
       3,491,716 shares issued and outstanding at June 30, 1996
       and December 31, 1995, respectively .......................           35,975            34,917
  Additional paid-in capital .....................................       50,026,870        48,326,337
  Cumulative net income ..........................................       10,770,135         8,111,318
  Cumulative dividends ...........................................      (10,966,773)       (8,289,540)
                                                                       ------------      ------------

Total beneficiaries' equity ......................................       49,866,207        48,183,032
                                                                       ------------      ------------

Total liabilities and beneficiaries' equity ......................     $ 85,562,320      $ 59,797,275
                                                                       ============      ============

Net asset value per share ........................................     $      13.86      $      13.80
                                                                       ============      ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      Six Months Ended June 30,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Revenues:
  Interest income - loans ......................      $3,754,968      $2,383,778
  Interest and dividends - other investments ...         258,768         316,840
  Other income .................................         118,822         135,598
                                                      ----------      ----------

Total revenues .................................       4,132,558       2,836,216
                                                      ----------      ----------

Expenses:
  Advisory and servicing fees, net .............         606,563         374,107
  Legal and accounting fees ....................          25,637          47,490
  General and administrative ...................          56,560          66,921
  Interest .....................................         784,981          34,292
                                                      ----------      ----------

Total expenses .................................       1,473,741         522,810
                                                      ----------      ----------

Net income .....................................      $2,658,817      $2,313,406
                                                      ==========      ==========

Net income per share ...........................      $     0.75      $     0.67
                                                      ==========      ==========

Weighted average shares outstanding ............       3,547,842       3,444,842
                                                      ==========      ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      Three Months Ended June 30,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Revenues:
  Interest income - loans ......................      $1,959,365      $1,276,849
  Interest and dividends - other investments ...         204,420          86,223
  Other income .................................          61,987          51,596
                                                      ----------      ----------

Total revenues .................................       2,225,772       1,414,668
                                                      ----------      ----------
Expenses:
  Advisory and servicing fees, net .............         330,471         213,377
  Legal and accounting fees ....................          16,447          21,347
  General and administrative ...................          31,295          33,805
  Interest .....................................         533,212          17,857
                                                      ----------      ----------

Total expenses .................................         911,425         286,386
                                                      ----------      ----------

Net income .....................................      $1,314,347      $1,128,282
                                                      ==========      ==========

Net income per share ...........................      $     0.37      $     0.33
                                                      ==========      ==========

Weighted average shares outstanding ............       3,576,072       3,445,150
                                                      ==========      ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended June 30,
                                                             ------------------------------
                                                                  1996             1995
                                                             ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................     $  2,658,817      $  2,313,406
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of:
          Discount on purchased loans ..................          (14,343)          (12,872)
          Deferred commitment fees .....................         (257,868)         (268,338)
          Construction monitoring fees .................          (70,425)          (79,838)
      Amortization of organization and borrowing costs             34,069             4,020
      Commitment fees collected ........................          589,800           390,914
      Construction monitoring fees collected, net ......          118,743           (10,070)
      Changes in operating assets and liabilities:
          Accrued interest receivable ..................          (65,022)          (34,149)
          Other assets .................................          (36,368)              -
          Deferred borrowing costs .....................         (450,732)              -
          Interest payable .............................          107,820               -
          Borrower advances ............................        2,202,132          (133,213)
          Due to affiliates ............................         (405,528)          198,002
          Accounts payable .............................          236,411             8,000
                                                             ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............        4,647,506         2,375,862
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .........................................      (13,631,168)      (20,438,056)
  Principal collected ..................................        2,094,280         3,884,436
  Investment in restricted cash ........................       (2,741,760)              -
                                                             ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES ..................      (14,278,648)      (16,553,620)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares .............        1,626,667             9,755
   Proceeds from issuance of notes payable .............       39,140,770               -
   Payment of dividends ................................       (2,754,137)       (2,066,718)
   Payment of stock offering costs .....................         (310,547)              -
   Payment of principal on notes payable ...............      (17,393,344)              -
                                                             ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....       20,309,409        (2,056,963)
                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...       10,678,267       (16,234,721)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........          207,183        18,850,103
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............     $ 10,885,450      $  2,615,382
                                                             ============      ============

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ................................     $     74,924      $      6,614
                                                             ============      ============

   Dividends declared, not paid ........................     $  1,367,068      $  1,085,270
                                                             ============      ============

   Interest paid .......................................     $    684,692      $      8,952
                                                             ============      ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively the "Company") as of and for the three and six months ended June 30, 1996 and 1995 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

         Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         The results for the six months ended June 30, 1996 are not necessarily indicative of future financial results.


NOTE 2.   BASIS FOR CONSOLIDATION

         On March 7, 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR" or "the Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for PCR. The consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp. and PCR. PMC Commercial owns 100% of PMC Commercial Corp. and directly or indirectly all of the partnership interests of PCR (see Note 5).


NOTE 3.   DIVIDENDS TO BENEFICIARIES

         During the three and six month periods ended June 30, 1996, PMC Commercial declared dividends to its shareholders of beneficial interest of $0.38 and $0.75 per share, respectively.


NOTE 4.   DUE TO AFFILIATE

         Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Inc., an affiliated entity (the "Investment Manager"), the Company incurred fees of approximately $750,000 for the six months ended June 30, 1996. The servicing and advisory fees are based upon the average quarterly value of all assets and the average quarterly value of all invested assets during the quarter. Of the amount of servicing and advisory fees paid or payable to the Investment Manager as of June 30, 1996, $143,000 has been offset against commitment fees as a direct cost of originating loans.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    NOTES PAYABLE

         On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, which mature in 2016 and bear interest at the rate of 6.72% per annum, are collateralized by approximately $39.7 million of loans contributed by PMC Commercial to the Partnership at inception ($39.4 million remained outstanding at June 30, 1996). In connection with this private placement, the Notes were given a rating of "AA" by Duff and Phelps Credit Rating Co. The loans were originated or purchased by PMC Commercial in accordance with its lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Commercial or its assets in the event of nonpayment other than the loans contributed to the Partnership and the restricted investments. The net proceeds from this issuance of the Notes (approximately $27.1 million after giving effect to costs of $500,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to PMC Commercial in accordance with its interest in the Partnership. PMC Commercial used such proceeds to pay down outstanding borrowings under its credit facility and intends to make additional loans in accordance with its lending criteria. At June 30, 1996, the Company had approximately $29.4 million of outstanding borrowings pursuant to the Notes.

         During 1995, PMC Commercial entered into an arrangement for a revolving credit facility to provide funds to originate loans collateralized by commercial real estate. This credit facility provides up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At June 30, 1996, the Company had $300,000 outstanding under the credit facility and additional availability of $19.7 million. PMC Commercial is charged interest on the balance outstanding under the credit facility, at its option, at either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60, or 90 days LIBOR.

NOTE 6.     SUBSEQUENT EVENT

         On July 2, 1996, PMC Commercial completed the sale of 2 million of its common shares of beneficial interest ("Common Shares") in a public offering and 60,000 Common Shares in a directed public offering (collectively, "the Offering"). The shares were sold at $15.625 per share, resulting in net proceeds of $29.5 million. In July 1996, PMC Commercial sold an additional 275,000 Common Shares under the exercise of the over-allotment option by the underwriters of the Offering, for additional net proceeds of approximately $4 million. The proceeds of the offering will be used to make additional loans in accordance with the Company's underwriting criteria. As of June 30, 1996, the Company had incurred approximately $311,000 in costs in connection with the offering which were deferred at June 30, 1996, and will be offset against additional paid-in capital during the third quarter of 1996.

                                     PART I
                              Financial Information

                                     ITEM 2.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

OVERVIEW

         PMC Commercial was incorporated in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. The net proceeds to the Company from the IPO were $47.7 million, including over-allotment options.

         During the three and six months ended June 30, 1996, the Company funded $8.8 million and $13.6 million, respectively, of loans, all to businesses operating in the lodging industry. During the years ended December 31, 1995 and 1994, the Company originated and funded or purchased loans with a face value of $31.7 million and $35.2 million, respectively. As of June 30, 1996, the total portfolio outstanding was $71.8 million ($70.6 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.1%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Loans are collateralized primarily by first liens on real estate and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in outstanding loans at June 30, 1996 are $2.2 million which have been advanced pursuant to the Small Business Administration Section 504 loan program (the "SBA 504 program"). Interest rates charged on such advances are comparable to those which are customarily charged by the Company.


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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers of PMC Commercial when significant doubt exists as to the ultimate realization of the loan. To date, no loan loss reserves have been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant loan loss reserves. At such time as a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

         The net income of the Company for the six months ended June 30, 1996 and 1995, was $2.7 million and $2.3 million, $0.75 and $0.67 per share, respectively.

         Interest income - loans increased by $1.4 million (58%), from $2.4 million for the six months ended June 30, 1995, to $3.8 million for the six months ended June 30, 1996. This increase was primarily attributable to: (i) the distribution of the Company's initial investment of the proceeds of the IPO from cash and U.S. Government securities to higher-yielding loans to small businesses and (ii) portfolio growth from the proceeds of borrowing arrangements. The average invested assets in loans to small businesses increased by $23.5 million (58%), from $40.3 million during the six months ended June 30, 1995, to $63.8 million during the six months ended June 30, 1996. The annualized average yields on loans for the six months ended June 30, 1995 and 1996 were approximately 12.1% and 11.9%, respectively. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $14,300 and $12,900 during the six months ended June 30, 1996 and 1995, respectively) and the accretion of deferred commitment fees (approximately $115,000 and $111,000 during the six months ended June 30, 1996 and 1995, respectively).

         Interest and dividends - other investments decreased by $58,000 (18%), from $317,000 during the six months ended June 30, 1995, to $259,000 during the six months ended June 30, 1996. This decrease was due to the reduction in funds available for short-term investments. The proceeds from the IPO were initially invested in government securities and money market funds until small business loans were identified and funded. The Company completed a structured financing on March 12, 1996, which resulted in net proceeds of $27.1 million, which were initially invested in short-term investments and are being used to make loans in accordance with the Company's underwriting criteria (see Note 5 to the consolidated financial statements contained herein). The average short-term investments of the Company decreased by $1.7 million (15%), from $11.0 million during the six months ended June 30, 1995, to $9.3 million during the six months ended June 30, 1996. The average yields on short-term investments during the six months ended June 30, 1996 and 1995 were approximately 5.6% and 5.8%, respectively.

         Other income decreased by $17,000 (13%), from $136,000 during the six months ended June 30, 1995, to $119,000 during the six months ended June 30, 1996. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late fees and other loan fees and (iv) other miscellaneous collections. The decrease was primarily due to the fee collected on a prepaid loan during the six months ended June 30, 1995 of $51,000. Additionally, the income recognized from the monitoring of construction hotel/motel projects in process decreased by $10,000, from $80,000 during the six months ended June 30, 1995, to $70,000 during the six months ended June 30, 1996. The decrease was offset by $46,000 of income recognized during the six months ended June 30, 1996 from other loan-related fees. Income recognized during the six months ended June 30, 1995 from other loan-related fees was $5,000.

         Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, corporate legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of PMC Commercial's custodian and transfer agent, if any. The Company, rather than the Investment Manager, will also be required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $750,000 in management fees for the six months ended June 30, 1996. Of the total management fees paid or payable to the Investment Manager during the six months ended June 30, 1996, $143,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $532,000 for the six months ended June 30, 1995. Of the total management fees paid or payable to the Investment Manager during the six months ended June 30, 1995, $158,500 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $218,000 (prior to offsetting direct costs of originating loans), or 41%, is primarily due to the average invested assets increasing from $40.3 million during the six months ended June 30, 1995 to $63.8 million during the six months ended June 30, 1996 (a $23.5 million increase, or 58%) and average total assets increasing from $51.6 million during the six months ended June 30, 1995 to $74.0 million during the six months ended June 30, 1996 ( a $22.4 million increase, or 43%).

         Legal and accounting fees decreased by $21,000 (45%), from $47,000 during the six months ended June 30, 1995, to $26,000 during the six months ended June 30, 1996. This decrease is attributable to billing of accounting and corporate legal fees during the six months ended June 30, 1995.

         General and administrative expenses decreased by $10,000 (15%), from $67,000 during the six months ended June 30, 1995, to $57,000 during the six months ended June 30, 1996. This decrease is primarily attributable to the cost of printing and mailing the Company's dividend reinvestment plan and the cost of listing of the Company's common shares of beneficial interest on the American Stock Exchange during the six months ended June 30, 1995.

         Interest expense of $785,000 relates to interest on the Company's revolving credit facility (approximately $138,000), interest on the structured financing (approximately $628,000) and interest incurred on borrower advances (approximately $19,000) during the six months ended June 30, 1996. The obligation to pay interest on borrower advances is included in borrower advances on the accompanying balance sheets. The Company had no outstanding debt during the six months ended June 30, 1995. Interest expense on borrower advances was $34,000 during the six months ended June 30, 1995.

         As the Company is currently qualified as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended ("the Code"), there are no provisions in the financial statements for Federal income taxes.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

         The net income of the Company for the three months ended June 30, 1996 and 1995, was $1.3 million and $1.1 million, $0.37 and $0.33 per share, respectively.

         Interest income - loans increased by $700,000 (54%), from $1.3 million for the three months ended June 30, 1995, to $2.0 million for the three months ended June 30, 1996. This increase was primarily attributable to: (i) the reallocation of the Company's initial investment of the proceeds of the IPO in cash and U.S. Government securities to higher-yielding loans to small businesses and (ii) portfolio growth from the proceeds of borrowing arrangements. The average invested assets in loans to small businesses increased by $21.5 million (48%), from $45.1 million during the three months ended June 30, 1995, to $66.6 million during the three months ended June 30, 1996. The annualized average yields on loans for the three months ended June 30, 1996 and 1995 were approximately 11.9% and 11.5%, respectively. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $7,300 and $6,900 during the three months ended June 30, 1996 and 1995, respectively) and the accretion of deferred commitment fees (approximately $64,000 and $55,000 during the three months ended June 30, 1996 and 1995, respectively).

         Interest and dividends - other investments increased by $118,000 (137%), from $86,000 during the three months ended June 30, 1995, to $204,000 during the three months ended June 30, 1996. This increase was due to an increase in funds available for short-term investments which resulted from the completion of the structured financing on March 12, 1996 (see Note 5 to the consolidated financial statements contained herein). The average short-term investments of the Company increased by $9.9 million (157%), from $6.3 million during the three months ended June 30, 1995, to $16.2 million during the three months ended June 30, 1996. The average yields on short-term investments during the three months ended June 30, 1996 and 1995 were approximately 5.0% and 5.5%, respectively.

         Other income increased by $10,000 (19%), from $52,000 during the three months ended June 30, 1995, to $62,000 during the three months ended June 30, 1996. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late fees and other loan fees and (iv) other miscellaneous collections. The increase was primarily due to the collection of loan-related fees, which increased by $23,000 from $2,000 during the three months ended June 30, 1995 to $25,000 during the three months ended June 30, 1996. The increase was offset by income recognized from the monitoring of construction hotel/motel projects in process which decreased by $17,000 from $48,000 during the three months ended June 30, 1995, to $31,000 during the three months ended June 30, 1996.

         Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, will also be required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $394,000 in management fees for the three months ended June 30, 1996. Of the total management fees paid or payable to the Investment Manager during the three months ended June 30, 1996, $63,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $291,000 for the three months ended June 30, 1995. Of the total management fees paid or payable to the Investment Manager during the three months ended June 30, 1995, $78,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $103,000 (prior to offsetting direct costs of originating loans), or 35%, is primarily due to the average invested assets increasing from $45.1 million during the three months ended June 30, 1995 to $66.6 million during the three months ended June 30, 1996 (a $21.5 million increase, or 48%) and average total assets increasing from $51.8 million during the three months ended June 30, 1995 to $84.2 million during the three months ended June 30, 1996 (a $32.4 million increase, or 63%).

         Legal and accounting fees decreased by $5,000 (24%), from $21,000 during the three months ended June 30, 1995, to $16,000 during the three months ended June 30, 1996. This decrease is attributable to billing of accounting and corporate legal fees during the three months ended June 30, 1995.

         General and administrative expenses of $31,000 for the three months ended June 30, 1996 remained consistent with general and administrative expenses of $34,000 for the three months ended June 30, 1995. General and administrative expenses for the three months ended June 30, 1996 and 1995 consisted primarily of shareholder servicing fees.

         Interest expense of $533,000 relates to interest on the structured financing (approximately $523,000), interest on the Company's revolving credit facility (approximately $2,000), and interest incurred on borrower advances during the three months ended June 30, 1996 (approximately $8,000). The obligation to pay interest on borrowers advances is included in borrower advances on the accompanying balance sheet. The Company had no outstanding debt during the three months ended June 30, 1995. Interest on borrower advances was $18,000 during the three months ended June 30, 1995.

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

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company may use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities and/or (iv) offerings of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the

Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

         By December 31, 1995, the Company had invested all the proceeds from its IPO in loans to small businesses. During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At June 30, 1996, the Company had $300,000 outstanding borrowings under the credit facility and an additional availability of $19.7 million. The Company is charged interest on the balance outstanding, if any, under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR.

         During March 1996, the Company, through a limited partnership structure, completed a private placement of approximately $29.5 million of notes issued pursuant to a rated structured financing collateralized by a portion of the Company's commercial loan portfolio (the "Private Placement"). The financing resulted in net proceeds to the Company of approximately $27.1 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility.

         At June 30, 1996, the Company had $10.9 million of cash and cash equivalents. In July 1996, the Company received $33.5 million from the issuance of its Common Shares of Beneficial Interest (the "Common Shares") as described below. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or amounts pursuant to the SBA 504 loan program. At June 30, 1996, the Company had approximately $34.1 million in outstanding commitments to originate loans. To the extent the Company has available funds, an additional $14.6 million in commitments made by the Investment Manager were designated for the Company at June 30, 1996. It is anticipated that these loans will be funded by the Company. Such commitments were made in the ordinary course of the Company's business and are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

         On April 23, 1996, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission to register for sale up to 2,360,000 of Common Shares. The registration statement was declared effective on June 26, 1996, and on July 2, 1996, the Company completed the sale of 2 million Common Shares in a public offering and 60,000 Common Shares in a directed public offering (collectively, "the Offering"). The shares were sold at $15.625 per share, resulting in net proceeds of $29.5 million. In July 1996, PMC Commercial sold an additional 275,000 Common Shares under the exercise of the over-allotment option by the underwriters of the Offering, for additional net proceeds of approximately $4 million.

         Loan demand has remained strong. The Private Placement and the Offering has provided the Company with sufficient funds to expand the outstanding portfolio consistent with historical growth levels. After utilization of these funds and until such time as additional long-term financing is available, the Company will continue to borrow funds based on a variable rate of interest by utilizing its revolving credit facility, and originating loans with a fixed-rate of interest. Net income on these leveraged funds will be materially dependent on the spread between the rate at which it borrows funds and the rate at which it loans these funds.

         Management anticipates that (i) available short-term investments, (ii) availability under the revolving credit facility and (iii) proceeds from the dividend reinvestment plan and the SBA 504 loan program, will be adequate to meet its existing obligations.

         In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique.


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

                                     PART II
                                Other Information


ITEM 4.     Submission of Matters to a Vote of Security Holders

            At the Company's Annual Meeting of Shareholders, the following members were elected to the Board of Trust Managers:

            Andrew S. Rosemore
            Lance B. Rosemore
            Irving Munn
            Roy H. Greenberg
            Nathan Cohen
            Martha Greenberg
            Ira Silver

         The following proposals were approved at the Company's Annual Meeting:

                                                                                         Abstentions
                                                         Affirmation         Negative     and Broker
                                                            Votes             Votes       Non-Votes
                                                            -----             -----       ---------
1.       To increase the maximum number of the
         Company's Common Shares of beneficial
         interest available for issuance under the
         PMC Commercial Trust Employee Share
         Option Plan and the PMC Commercial
         Trust 1993 Trust Manager Share Option
         Plan                                              2,860,585         212,085       145,018

2.       To ratify the appointment of Coopers &
         Lybrand L.L.P. as the independent public
         accountants of the Company                        3,173,213           6,974        37,501


ITEM 6.     Exhibits and Reports on Form 8-K

               A.  Exhibits
                      27 Financial Data Schedule

               B.  Forms 8-K
                      No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PMC Commercial Trust

     Date:     8/14/96                      \s\ Lance B. Rosemore
           ---------------                  ------------------------------------
                                            Lance B. Rosemore
                                            President


     Date:     8/14/96                      \s\ Barry N. Berlin
           ---------------                  ------------------------------------
                                            Barry N. Berlin
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                 Exhibit Index

EXHIBIT NO.           DESCRIPTION
- -----------           -----------
    27          Financial Data Schedule