Form 10-Q
period 1996-09-30
PMC COMMERCIAL TRUST /TX
filed 1996-11-14
CIK 908311

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________  to  __________

               Commission File Number        0-22148
                                      -------------------

                              PMC COMMERCIAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                         75-6446078
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


     17290 Preston Road, 3rd Floor,
           Dallas, TX 75252                              (972) 380-0044
----------------------------------------         ------------------------------
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

As of November 1, 1996, Registrant had outstanding 6,021,772 Common Shares of Beneficial Interest, par value $.01 per share.

                              PMC COMMERCIAL TRUST


                                     INDEX


PART I.  Financial Information                                          PAGE NO.
         ---------------------                                          --------
         Item 1.     Financial Statements

                     Consolidated Balance Sheets -
                       September 30, 1996 and December 31, 1995             2

                     Consolidated Statements of Income -
                       Nine Months Ended September 30, 1996 and 1995        3
                       Three Months Ended September 30, 1996
                         and 1995                                           4

                     Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 1996
                         and 1995                                           5

                     Notes to Consolidated Financial Statements             6

         Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        9

PART II. Other Information
         -----------------

         Item 6.     Exhibits and Reports on Form 8-K                      17

                                     PART I

                             Financial Information


                                    ITEM 1.

                              Financial Statements

                              PMC COMMERCIAL TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                         September 30,     December 31,
                                                                              1996             1995
                                                                         -------------    -------------
                                     ASSETS                               (Unaudited)
Investments:
  Loans receivable, net ..............................................   $  80,155,358    $  59,129,536
  Cash equivalents ...................................................      36,133,586          173,679
  Restricted investments .............................................       2,502,968             --
                                                                         -------------    -------------

Total investments ....................................................     118,791,912       59,303,215
                                                                         -------------    -------------

Other assets:
  Cash ...............................................................          11,803           33,504
  Interest receivable ................................................         484,245          410,073
  Deferred borrowing costs ...........................................         397,867             --
  Other assets, net ..................................................          91,229           50,483
                                                                         -------------    -------------
Total other assets ...................................................         985,144          494,060
                                                                         -------------    -------------

Total assets .........................................................   $ 119,777,056    $  59,797,275
                                                                         =============    =============

                       LIABILITIES AND BENEFICIARIES' EQUITY
Liabilities:
  Notes payable ......................................................   $  27,847,563    $   7,920,000
  Dividends payable ..................................................       2,307,620        1,518,896
  Accounts payable ...................................................          47,128           14,175
  Interest payable ...................................................            --             56,267
  Borrower advances ..................................................       3,668,640          579,133
  Unearned commitment fees ...........................................       1,105,955          599,978
  Due to affiliates ..................................................          11,895          844,786
  Unearned construction monitoring fees ..............................         189,607           81,008
                                                                         -------------    -------------

Total liabilities ....................................................      35,178,408       11,614,243
                                                                         -------------    -------------

Beneficiaries' equity:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 5,993,818 and
       3,491,716 shares issued and outstanding at September 30, 1996
       and December 31, 1995, respectively ...........................          59,938           34,917
  Additional paid-in capital .........................................      84,864,849       48,326,337
  Cumulative net income ..............................................      12,948,254        8,111,318
  Cumulative dividends ...............................................     (13,274,393)      (8,289,540)
                                                                         -------------    -------------

Total beneficiaries' equity ..........................................      84,598,648       48,183,032
                                                                         -------------    -------------

Total liabilities and beneficiaries' equity ..........................   $ 119,777,056    $  59,797,275
                                                                         =============    =============

Net asset value per share ............................................   $       14.11    $       13.80
                                                                         =============    =============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                       1996           1995
                                                   ------------   ------------
Revenues:
  Interest income - loans ......................   $  5,940,964   $  3,904,196
  Interest and dividends - other investments ...        824,020        324,046
  Other income .................................        306,094        199,718
                                                   ------------   ------------

Total revenues .................................      7,071,078      4,427,960
                                                   ------------   ------------

Expenses:
  Advisory and servicing fees, net .............        799,764        654,666
  Legal and accounting fees ....................         39,393         56,125
  General and administrative ...................         94,358         89,581
  Interest .....................................      1,300,627         59,439
                                                   ------------   ------------

Total expenses .................................      2,234,142        859,811
                                                   ------------   ------------

Net income .....................................   $  4,836,936   $  3,568,149
                                                   ============   ============

Net income per share ...........................   $       1.12   $       1.03
                                                   ============   ============

Weighted average shares outstanding ............      4,324,154      3,445,660
                                                   ============   ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                       1996           1995
                                                   ------------   ------------
Revenues:
  Interest income - loans ......................   $  2,185,996   $  1,520,418
  Interest and dividends - other investments ...        565,252          7,206
  Other income .................................        187,272         64,120
                                                   ------------   ------------

Total revenues .................................      2,938,520      1,591,744
                                                   ------------   ------------

Expenses:
  Advisory and servicing fees, net .............        193,201        280,559
  Legal and accounting fees ....................         13,756          8,635
  General and administrative ...................         37,798         22,660
  Interest .....................................        515,646         25,147
                                                   ------------   ------------

Total expenses .................................        760,401        337,001
                                                   ------------   ------------

Net income .....................................   $  2,178,119   $  1,254,743
                                                   ============   ============

Net income per share ...........................   $       0.37   $       0.36
                                                   ============   ============

Weighted average shares outstanding ............      5,859,901      3,447,271
                                                   ============   ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                1996            1995
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $  4,836,936    $  3,568,149
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of:
          Discount on purchased loans ...................        (21,811)        (19,574)
          Deferred commitment fees ......................       (410,703)       (337,641)
          Construction monitoring fees ..................       (109,129)       (129,938)
      Amortization of organization and borrowing costs ..         58,615           6,030
      Commitment fees collected .........................      1,198,275         519,680
      Construction monitoring fees collected, net .......        217,728          27,798
      Changes in operating assets and liabilities:
          Accrued interest receivable ...................        (74,172)       (127,209)
          Other assets ..................................        (46,776)           --
          Deferred borrowing costs ......................       (450,452)           --
          Interest payable ..............................        (56,267)           --
          Borrower advances .............................      3,089,507      (1,188,800)
          Due to affiliates .............................       (832,891)        318,485
          Accounts payable ..............................         32,953           2,541
                                                            ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............      7,431,813       2,639,521
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ..........................................    (26,586,654)    (24,879,204)
  Principal collected ...................................      5,301,048       4,117,226
  Investment in restricted cash .........................     (2,502,968)           --
                                                            ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ...................    (23,788,574)    (20,761,978)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ..............     36,996,314          60,541
   Proceeds from issuance of notes payable ..............     39,140,770       2,390,000
   Payment of dividends .................................     (4,077,280)     (3,130,229)
   Payment of stock offering costs ......................       (551,630)           --
   Payment of principal on notes payable ................    (19,213,207)        (40,000)
                                                            ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....     52,294,967        (719,688)
                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....     35,938,206     (18,842,145)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........        207,183      18,850,103
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $ 36,145,389    $      7,958
                                                            ============    ============

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested .................................   $    118,849    $     21,759
                                                            ============    ============

   Dividends declared, not paid .........................   $  2,307,620    $  1,138,594
                                                            ============    ============

   Interest paid ........................................   $  1,306,076    $     30,747
                                                            ============    ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL STATEMENTS

       The accompanying consolidated financial statements of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively the "Company") as of and for the three and nine months ended September 30, 1996 and 1995 have not
been audited by independent accountants.   In the opinion of the Company's
management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

       Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

       The results for the nine months ended September 30, 1996, are not necessarily indicative of future financial results.

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

NOTE 3.   DIVIDENDS TO BENEFICIARIES

       During the three and nine month periods ended September 30, 1996, PMC Commercial declared dividends to its shareholders of beneficial interest of $0.385 and $1.135 per share, respectively.

NOTE 4.     DUE TO AFFILIATE

       Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Inc., an affiliated entity (the "Investment Manager"), the Company incurred fees of approximately $1.3 million for the nine months ended September 30, 1996. Of the amount of servicing and advisory fees paid or payable to the Investment Manager as of September 30, 1996, $219,500 has been offset against commitment fees as a direct cost of originating loans.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.     DUE TO AFFILIATE (CONTINUED)

       Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of the Company's common shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Pursuant to the amended Investment Management Agreement, PMC Commercial incurred fees of $251,000 pursuant to the Investment Management Agreement as a cost of issuing its common shares (see Note 6), which has been offset against additional paid-in capital on the accompanying September 30, 1996 consolidated balance sheet.

       Pursuant to the amended Investment Management Agreement, the quarterly servicing and advisory fee (the "Base Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and
(ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of common shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In no event will the aggregate annual fees charged under the new agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement.

NOTE 5.    NOTES PAYABLE

       On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, which mature in 2016 and bear interest at the rate of 6.72% per annum, are collateralized by approximately $39.7 million of loans contributed by PMC Commercial to the Partnership at inception (of which $37.7 million remained outstanding at September 30, 1996). In connection with this private placement, the Notes were given a rating of "AA" by Duff and Phelps Credit Rating Co. The loans were originated or purchased by PMC Commercial in accordance with its underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Commercial or its assets in the event of nonpayment other than the loans contributed to the Partnership and the restricted investments on the accompanying consolidated balance sheets. The net proceeds from the issuance of the Notes (approximately $27.1 million after giving effect to costs of $500,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to PMC Commercial in accordance with its interest in the Partnership. PMC Commercial used such proceeds to pay down outstanding borrowings under its revolving credit facility and to make additional loans in accordance with its underwriting criteria. Approximately $27.9 million remained outstanding under the Notes at September 30, 1996.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.     BENEFICIARIES' EQUITY

       On July 2, 1996, PMC Commercial completed the sale of 2 million of its common shares of beneficial interest ("Common Shares") in a public offering and 60,000 Common Shares in a directed public offering (collectively, "the Offering"). The shares were sold at $15.625 per share, resulting in net proceeds to PMC Commercial of $30.4 million. In July 1996, PMC Commercial sold an additional 275,000 Common Shares pursuant to the exercise of the over-allotment option by the underwriters of the Offering, for additional net proceeds of approximately $4.1 million. The proceeds of the Offering are being used to make additional loans in accordance with the Company's underwriting criteria. The Company incurred approximately $552,000 in costs in connection with the Offering which were offset against additional paid-in capital on the accompanying September 30, 1996 consolidated balance sheet.

NOTE 7.   RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting based on a financial-components approach which distinguishes the transfer of financial assets that are sales from those that are secured borrowings. This approach is based upon control of the related assets, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively.

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

During the three and nine months ended September 30, 1996, the Company funded $13 million and $26.6 million, respectively, of loans, all to businesses operating in the lodging industry. During the years ended December 31, 1995 and 1994, the Company originated and funded or purchased loans with a face
value of $31.7 million and $35.2 million, respectively.   As of September 30,
1996, the total portfolio outstanding was $81.5 million ($80.2 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.1%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Loans are collateralized primarily by first liens on real estate and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in outstanding loans at September 30, 1996 is $2.7 million which was advanced pursuant to the Small Business Administration Section 504 loan program (the "SBA 504 program"). Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

CERTAIN ACCOUNTING CONSIDERATIONS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

       The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company's Board of Trust Managers when significant doubt exists as to the ultimate collectability of one or more loans. To date, no loss reserves have been established. The determination of whether significant doubt exists and whether a loss provision is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant loss reserves. At such time as a determination is made that there exists significant doubt as to the ultimate collectability of one or more loans requiring the establishment of a loss reserve, the effect to operating results may be material.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

       The net income of the Company during the nine months ended September 30, 1996 and 1995, was $4.8 million and $3.6 million, $1.12 and $1.03 per share, respectively. The Company's earnings per share during the nine months ended September 30, 1996 includes the effect of the issuance of 2,335,000 common shares of beneficial interest issued pursuant to a public offering in July 1996 (the "Offering").

       Interest income - loans increased by $2.0 million (51%), from $3.9 million during the nine months ended September 30, 1995, to $5.9 million during the nine months ended September 30, 1996. This increase was primarily attributable to: (i) the reallocation of the Company's initial investment of the proceeds of the IPO from cash and U.S. Government securities to higher-yielding loans to small businesses and (ii) portfolio growth from the proceeds of borrowing arrangements and the Offering in July 1996. The average invested assets in loans to small businesses increased by $23.8 million (54%), from $43.7 million during the nine months ended September 30, 1995, to $67.5 million during the nine months ended September 30, 1996. The annualized average yields on loans for the nine months ended September 30, 1996 and 1995 were approximately 12.1% for both periods. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $21,800 and $19,600 during the nine months ended September 30, 1996 and 1995, respectively) and the accretion of deferred commitment fees (approximately $191,000 and $144,000 during the nine months ended September 30, 1996 and 1995, respectively).

       Interest and dividends - other investments increased by $500,000 (154%), from $324,000 during the nine months ended September 30, 1995, to $824,000 during the nine months ended September 30, 1996. This increase was due to the increase in funds available for short-term investments. The proceeds from the IPO were initially invested in government securities and money market funds until small business loans were funded. The Company completed a structured financing in March 1996, which resulted in net proceeds of $27.1 million, and the Offering in July 1996, which resulted in net proceeds of $34.5 million. These proceeds were initially invested in short-term investments and are being used to make loans in accordance with the Company's underwriting criteria. The average short-term investments of the Company increased by $14.5 million (188%), from $7.7 million during the nine months ended September 30, 1995, to $22.2 million during the nine months ended September 30, 1996. The average yields on short-term investments during the nine months ended September 30, 1996 and 1995 were approximately 5.0% and 5.6%, respectively.

       Other income increased by $106,000 (53%), from $200,000 during the nine months ended September 30, 1995, to $306,000 during the nine months ended September 30, 1996. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late and other loan fees and
(iv) miscellaneous collections. The increase was primarily due to an increase in the collection of loan-related fees, such as assumption, modification and extension fees, of $89,000 from $23,000 during the nine months ended September 30, 1995 to $112,000 during the nine months ended September 30, 1996. Additionally, the income recognized from prepayment penalties increased by $20,500 from $51,500 during the nine months ended September 30, 1995 to $72,000 during the nine months ended September 30, 1996. These increases were offset by a decrease in income recognized from the monitoring of hospitality construction projects in process of $21,000, from $130,000 during the nine months ended September 30, 1995, to $109,000 during the nine months ended September 30, 1996.

       Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, corporate legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of PMC Commercial's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the amended Investment Management Agreement, the Company incurred an aggregate of $1.3 million in management fees for the nine months ended September 30, 1996, $251,000 of which were incurred as a cost of the Offering. Of the total management fees paid or payable to the Investment Manager during the nine months ended September 30, 1996, $219,500 has been offset against commitment fees as a direct cost of originating loans and the $251,000 described above has been offset against additional paid-in capital. Investment management fees were $848,000 for the nine months ended September 30, 1995. Of the total management fees paid or payable to the Investment Manager during the nine months ended September 30, 1995, $193,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $452,000 (prior to offsetting direct costs related to the origination of loans and the issuance of the Company's Common Shares), or 53 %, is primarily due to: (i) the average quarterly invested assets (as defined by the Investment Management Agreement), which increased by $24.2 million, or 47%, from $51.2 million during the quarter ended September 30, 1995, to $75.4 million during the quarter ended September 30, 1996, (ii) average quarterly total assets (as defined by the Investment Management Agreement), which increased by $32.7 million, or 62%, from $52.8 million during the quarter ended September 30, 1995, to $85.5 million during the quarter ended September 30, 1996, and (iii) average quarterly common equity (as defined by the Investment Management Agreement), which increased by $3 million, or 6%, from $47.8 million during the quarter ended September 30, 1995, to $50.8 million during the quarter ended September 30, 1996. All quarterly averages were calculated pursuant to the Investment Management Agreement.

       Legal and accounting fees decreased by $17,000 (30%), from $56,000 during the nine months ended September 30, 1995, to $39,000 during the nine months ended September 30, 1996. This decrease is attributable to billing of accounting and corporate legal fees during the nine months ended September 30, 1995.

       General and administrative expenses increased by $4,000 (4%), from $90,000 during the nine months ended September 30, 1995, to $94,000 during the nine months ended September 30, 1996. This increase is primarily attributable to an increase in costs related to printing expenses and the Company's structured financing and revolving credit facility during the nine months ended September 30, 1996.

       Interest expense of approximately $1.3 million during the nine months ended September 30, 1996 relates primarily to interest on the structured financing (approximately $1.1 million), interest on the Company's revolving credit facility (approximately $138,000), the amortization of deferred borrowing costs (approximately $53,000) and interest incurred on borrower advances (approximately $24,000). The obligation to pay interest on borrower advances is included in borrower advances on the accompanying consolidated balance sheets. During the nine months ended September 30, 1995, interest expense on the Company's revolving credit facility was approximately $16,000 and interest expense on borrower advances was $43,000.

       As the Company is currently qualified as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended ("the Code"), there are no provisions in the financial statements for Federal income taxes.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

       The net income of the Company during the three months ended September 30, 1996 and 1995, was $2.2 million and $1.3 million, $0.37 and $0.36 per share, respectively. The Company's earnings per share during the three months ended September 30, 1996, includes the effect of the issuance of 2,335,000 common shares of beneficial interest issued pursuant to the Offering in July 1996.

       Interest income - loans increased by $700,000 (47%), from $1.5 million during the three months ended September 30, 1995, to $2.2 million during the three months ended September 30, 1996. This increase was primarily attributable to (i) the reallocation of the Company's initial investment of the proceeds of the IPO in cash and U.S. Government securities to higher-yielding loans to small businesses and (ii) portfolio growth from the proceeds of borrowing arrangements and the Offering. The average invested assets in loans to small businesses increased by $23.6 million (46%), from $51.1 million during the three months ended September 30, 1995, to $74.7 million during the three months ended September 30, 1996. The annualized average yields on loans for the three months ended September 30, 1996 and 1995 were approximately 12.4% and 12.0%, respectively. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $7,500 and $6,700 during the three months ended September 30, 1996 and 1995, respectively) and the accretion of deferred commitment fees (approximately $76,000 and $33,000 during the three months ended September 30, 1996 and 1995, respectively).

       Interest and dividends - other investments increased by $558,000 from $7,000 during the three months ended September 30, 1995, to $565,000 during the three months ended September 30, 1996. This increase was due to an increase in funds available for short-term investments which resulted from the completion of the structured financing in March 1996, and from the completion of the Offering in July 1996. The average short-term investments of the Company increased by $41.8 million, from $779,000 during the three months ended September 30, 1995, to $42.6 million during the three months ended September 30, 1996. The average yields on short-term investments during the three months ended September 30, 1996 and 1995 were approximately 5.3% and 3.7%, respectively.

       Other income increased by $123,000 (192%), from $64,000 during the three months ended September 30, 1995, to $187,000 during the three months ended September 30, 1996. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late and other loan fees and
(iv) miscellaneous collections. The increase was primarily due to the collection of prepayment penalties during the three months ended September 30, 1996 of $72,000. Additionally, income recognized from other loan-related fees, such as assumption, modification and extension fees, increased by $55,000 from $14,000 during the three months ended September 30, 1995, to $69,000 during the three months ended September 30, 1996. These increases were offset by income recognized from the monitoring of hospitality construction projects in process which decreased by $11,000 from $50,000 during the three months ended September 30, 1995, to $39,000 during the three months ended September 30, 1996.

       Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $520,000 in management fees for the three months ended September 30, 1996, $251,000 of which were incurred as a cost of the Offering. Of the total management fees paid or payable to the Investment Manager during the three months ended September 30, 1996, $76,000 has been offset against commitment fees as a direct cost of originating loans and the $251,000 described above has been offset against additional paid-in capital. Investment management fees were $316,000 for the three months ended September 30, 1995.
Of the total management fees paid or payable to the Investment Manager during the three months ended September 30, 1995, $35,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $204,000 (prior to offsetting direct costs related to the origination of loans and the issuance of the Company's common shares), or 65%, is primarily due to consulting fees incurred for the placement of common shares of $251,000. This increase was offset by a decrease in the Base Fee calculated pursuant to the Investment Management Agreement. The average quarterly invested assets increased by $24.2 million or 47% from $51.2 million during the quarter ended September 30, 1995 to $75.4 million during the quarter ended September 30, 1996, and average quarterly common equity capital increased by $3 million, or 6% from $47.8 million during the quarter ended September 30, 1995 to $50.8 million during the quarter ended September 30, 1996.

       Legal and accounting fees increased by $5,000 (56%), from $9,000 during the three months ended September 30, 1995, to $14,000 during the three months ended September 30, 1996. This increase is attributable to billing of accounting and corporate legal fees during the three months ended September 30, 1996.

       General and administrative expenses increased by $15,000 (65%), from $23,000 during the three months ended September 30, 1995, to $38,000 during the three months ended September 30, 1996. This increase is primarily attributable to an increase in costs related to printing expenses and the Company's structured financing and revolving credit facility during the three months ended September 30, 1996.

       Interest expense of $516,000 relates primarily to interest on the structured financing (approximately $488,000), the amortization of deferred borrowing costs (approximately $23,000), and interest incurred on borrower advances (approximately $5,000) during the three months ended September 30, 1996. The obligation to pay interest on borrower advances is included in borrower advances on the accompanying consolidated balance sheets. During the three months ended September 30, 1995, the Company incurred interest expense on its revolving credit facility of $16,000 and interest on borrower advances of $9,000.

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

       In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company, after utilization of any available working capital, may use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities and/or (iv) offerings of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to PMC Capital, Inc., an affiliate of the Company, or to one or more of PMC Capital's subsidiaries.

       During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At September 30, 1996, the Company had no outstanding borrowings under the revolving credit facility and an availability of $20 million. The Company is charged interest on the balance outstanding, if any, under the revolving credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR.

       During March 1996, the Company, through a limited partnership structure, completed a private placement of approximately $29.5 million of notes issued pursuant to a rated structured financing collateralized by a portion of the Company's commercial loan portfolio (the "Private Placement"). The financing resulted in net proceeds to the Company of approximately $27.1 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's revolving credit facility. During July 1996, the Company completed the sale of 2,335,000 of its Common Shares in the Offering, resulting in net proceeds to the Company of $34.5 million.

       As a result of the proceeds from the Private Placement and the Offering, the Company had $36.1 million of cash and cash equivalents at September 30, 1996. In addition, funds will be available to the Company from the proceeds of the dividend reinvestment plan and amounts received from the repayment of loans advanced pursuant to the SBA 504 program. At September 30, 1996, the Company had approximately $46 million in outstanding commitments to originate loans.
To the extent the Company has available funds, an additional $5.1 million in commitments made by the Investment Manager were designated for the Company at September 30, 1996. It is anticipated that these loans will be funded by the Company. Such commitments are made in the ordinary course of the Company's business and are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amount does not necessarily represent future cash requirements.

       Loan demand has remained strong. The Private Placement and the Offering have provided the Company with sufficient funds to expand the outstanding
portfolio consistent with historical growth levels.   After utilization of
these funds and until such time as additional long-term financing is available, the Company will continue to borrow funds based on a variable rate of interest by utilizing its revolving credit facility, and originating loans with a fixed-rate of interest. Net income on these leveraged funds will be materially dependent on the spread between the rate at which it borrows funds and the rate at which it loans these funds.

       Management anticipates that (i) available short-term investments, (ii) availability under the revolving credit facility and (iii) proceeds from the dividend reinvestment plan and the SBA 504 loan program, will be adequate to meet its existing obligations.

RISKS ASSOCIATED WITH LEVERAGE

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

                                    PART II
                               Other Information


ITEM 6.       Exhibits and Reports on Form 8-K

              A.     Exhibits

                     10.1 Investment Management Agreement between the Company and PMC Advisers, Inc., dated July 1, 1996.

                     27     Financial Data Schedule

              B.     Forms 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PMC Commercial Trust

Date:  11/14/96                          /s/ Lance B. Rosemore
      ----------                        ---------------------------------------
                                        Lance B. Rosemore
                                        President


Date:  11/14/96                          /s/ Barry N. Berlin
      ----------                        ---------------------------------------
                                        Barry N. Berlin
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 10.1         Investment Management Agreement between the Company and PMC
              Advisers, Inc., dated July 1, 1996.

 27           Financial Data Schedule