Form 10-K405
period 1996-12-31
PMC COMMERCIAL TRUST /TX
filed 1997-03-21
CIK 908311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______to ________

                        Commission File Number: 0-22148

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-6446078
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)

17290 PRESTON ROAD, 3RD FLOOR, DALLAS, TX 75252         (972) 380-0044
   (Address of principal executive offices)     (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
              COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on February 28, 1997 as reported on the American Stock Exchange, was approximately $108 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, Registrant had outstanding 6,132,222 Common Shares of Beneficial Interest.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997 are incorporated by reference into Part III.

                              PMC COMMERCIAL TRUST
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

          -----------------------------------------------------------


                               TABLE OF CONTENTS

                                                                                                       Form
                                                                                                       10-K
                                                                                                      Report
Item                                                                                                   Page
----                                                                                                  ------
                                                      PART I

   1.    Business ..................................................................................     1
   2.    Properties.................................................................................    11
   3.    Legal Proceedings..........................................................................    11
   4.    Submission of Matters to a Vote of Security Holders........................................    11

                                                      PART II

   5.    Market for the Registrant's  Common Equity and Related Shareholder Matters................     12
   6.    Selected Consolidated Financial Data......................................................     13
   7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................      14
   8.    Consolidated Financial Statements and Supplementary Data..................................     20
   9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................................     20

                                                     PART III

  10.    Directors and Executive Officers of the Registrant........................................     21
  11.    Executive Compensation....................................................................     21
  12.    Security Ownership of Certain Beneficial Owners and Management............................     21
  13.    Certain Relationships and Related Transactions............................................     21

                                                      PART IV

  14.    Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K............................................................................     22

  Glossary.........................................................................................     23
  Signatures.......................................................................................     24
  Consolidated Financial Statements ...............................................................    F-1
  Exhibits.........................................................................................    E-1

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         PMC Commercial Trust (the "Company") is a commercial lender that originates loans to small business enterprises, which loans are primarily collateralized by first liens on real estate of the related business. The Company lends primarily to borrowers who operate in the lodging industry. The Company also targets commercial real estate, service, retail and manufacturing industries. The Company was formed on June 4, 1993 and commenced operations on December 28, 1993 as a real estate investment trust ("REIT") pursuant to the Texas Real Estate Investment Trust Act. The Company generates income from interest payments and other related fee income from its lending activities. The investments of the Company are managed pursuant to an investment management agreement with PMC Advisers, LTD ("PMC Advisers" or the "Investment Manager" formerly known as PMC Advisers, Inc.), an indirect wholly-owned subsidiary of PMC Capital, Inc. ("PMC Capital"). The Company is an affiliate of PMC Capital, which primarily engages in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the Small Business Administration (the"SBA"). Capitalized terms not otherwise defined herein shall have the meanings set forth in the Glossary.

         The Company's principal business objective is to maximize shareholders' returns by expanding its loan portfolio while adhering to its underwriting criteria. The Company currently has three principal strategies to achieve this objective. First, the Company expects to continue to benefit from the established customer base of PMC Capital due to the referral system available through PMC Advisers. Many of the Company's existing and potential borrowers have other projects that are currently financed by PMC Capital; however, PMC Capital's borrowers' financing needs have grown over time and now exceed the limitations set for SBA approved loan programs. In addition, borrowers who have financial strength and stability in excess of the SBA loan program criteria represent lending opportunities. Second, the Company is seeking to expand its relationship with national hotel and motel franchisors to secure a consistent flow of lending opportunities. Third, the Company will continue to obtain cost-effective financing to maximize its growth through structured financing arrangements and other funding sources. On March 12, 1996, the Company completed a private placement (the "Private Placement") of $29,500,000 of Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes") through a special purpose affiliate of the Company, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the "Partnership"). The Company owns, directly or indirectly, all of the interests in the Partnership. In connection with the private placement, the Notes received a "AA" rating from Duff & Phelps Credit Rating Co.

LOAN ORIGINATIONS

         To date, a significant portion (96.8%) of the Company's loan portfolio consists of loans to small business owners in the lodging industry. The majority of the Company's loans in the lodging industry are to owner-operated facilities generally under national hotel or motel franchises. As of December 31, 1996, (i) 96.7% of the Company's outstanding loan portfolio consisted of loans for the acquisition, renovation and construction of hotels, and (ii) Holiday Inn and Days Inn franchisees accounted for 21.1% and 18.5%, respectively, of the Company's outstanding loan portfolio. Management believes that borrowers in the hotel and motel franchise industry are underserved by traditional lending sources.

         The Company operates from the offices of the Investment Manager in Texas, Florida, Georgia and Arizona, and management anticipates the Company will conduct operations from any future office of the Investment Manager. The Investment Manager receives loan referrals from PMC Capital and solicits loan applications on behalf of the Company from borrowers, through personal contacts, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. The

Company is not responsible for any compensation to PMC Capital for referrals. In addition, the Company has generated a significant percentage of loans through referrals from lawyers, accountants, real estate brokers, loan brokers and existing borrowers. In some instances the Company may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan. Through December 31, 1996, the Company has not made or committed to any such payment.

         The Investment Manager, PMC Capital and the Company have entered into a loan origination agreement (the "Loan Origination Agreement") designed to avoid conflicts of interest regarding the loan origination function. The Loan Origination Agreement generally requires that loans which meet the Company's underwriting criteria be funded by the Company, provided that funds are available. In such event, loans will not be made by PMC Capital other than: (i) loans in an original principal amount not exceeding $1.1 million which qualify for the SBA Section 7(a) or small business investment company ("SBIC") loan programs utilized by its subsidiaries and (ii) bridge loans to be refinanced by SBA Section 7(a) upon approval of the SBA loan application. Generally, the Company originates loans to borrowers who exceed one or more of the limitations applicable to the SBA Section 7(a) and SBIC loan programs utilized by PMC Capital's subsidiaries. The Company will not originate loans in principal amounts less than $1.1 million which qualify for SBA Section 7(a) or SBIC loan programs unless PMC Capital is unable to originate such loans because of insufficient available funds.

         All prospective investments are considered by the Investment Manager for investment by the Company. In the event that the Company does not have funds available, lending opportunities presented to the Company may be originated by PMC Capital or its subsidiaries.

         Upon receipt of a completed loan application, the Investment Manager's credit department (which is also the credit department for PMC Capital) conducts: (i) an analysis of the loan which may include either a third-party appraisal or valuation, by the Investment Manager, of the property collateralizing the loan to assure compliance with loan-to-value ratios, (ii) a site inspection generally by a member of senior management of the Investment Manager, (iii) a review of the borrower's business experience and (iv) a credit history and an analysis of debt service coverage and debt-to-equity ratios.

         The Investment Manager's loan committee (which is also the loan committee of PMC Capital), which is comprised of members of the Company's senior management, makes a determination with respect to each loan application. The Investment Manager's loan committee generally meets on a daily basis and either approves the loan application as submitted, approves the loan application subject to additional conditions or rejects the loan application. After a loan is approved, the credit department will prepare and submit to the borrower a good faith estimate and cost sheet detailing the anticipated costs of the financing. The closing department reviews the loan file and assigns the loan to the Company's outside counsel, the fees of whom are paid by the borrower. Prior to authorizing disbursement for any funding of a loan, the closing department reviews the loan documentation obtained from the closing attorney.

         After a loan is closed, the Investment Manager's servicing department (which is also the servicing department of PMC Capital) is responsible on an ongoing basis for (i) obtaining all financial information required by the loan documents, (ii) verifying that adequate insurance remains in effect, (iii) continuing Uniform Commercial Code financing statements evidencing the loan, if required, (iv) collecting and applying loan payments, and (v) monitoring delinquent accounts.

LENDING ACTIVITIES

         During the years ended December 31, 1996 and 1995, the Company funded loans to 32 and 31 corporations, partnerships or individuals for approximately $40.4 and $31.7 million and collected commitment fees of approximately $1.3 million and $546,000, respectively.

         The Company purchased two loans with a face value of $1,502,000 for $1,325,000 from certain governmental agencies during the year ended December 31, 1994. The original discount of $177,000 on these loans is netted against loans receivable and is being amortized over the remaining life of the loans. During the years ended December 31, 1996 and 1995, approximately $30,000 and $26,000, respectively of the discount was recognized as interest income. Subsequent to December 31, 1994, the Company has purchased no loans.

         Approximately 32% of the Company's loan portfolio as of December 31, 1996 consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 1996. At December 31, 1995, approximately 32% and 12% of the Company's loan portfolio consisted of loans to borrowers in Texas and Maryland, respectively. The Company's loan portfolio was approximately 97% and 96% concentrated in the lodging industry at December 31, 1996 and 1995, respectively.

         When originating a loan, the Company charges a commitment fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. The Company had approximately $1.4 million and $975,000 in net unamortized deferred commitment fees at December 31, 1996 and 1995, respectively.

LOAN PORTFOLIO

         From December 28, 1993 (commencement of operations) through December 31, 1996, the Company has funded an aggregate principal amount (including purchased loans) of approximately $110.3 million related to 114 loans. The weighted average interest rate for the Company's loans outstanding as of December 31, 1996 was 11.1%.

         All loans are paying as agreed. From inception through December 31, 1996, the Company experienced no loan losses and no charge-offs.

         All loans originated by the Company presently provide for fixed interest rates. The weighted average interest rates for loans funded during the years ended December 31, 1996, 1995 and 1994 and in the period from commencement of operations (December 28, 1993) to December 31, 1993 were 10.86%, 11.42%, 11.05% and 11.50%, respectively. The following table sets forth the interest rates charged under the Company's portfolio for the loans originated for the period from inception to December 31, 1993 and the years ended December 31, 1994, 1995 and 1996.

          INTEREST RATES AND PRINCIPAL AMOUNTS OF LOANS ORIGINATED (2)
                                 (IN THOUSANDS)

                                                                      INTEREST RATES
                               -----------------------------------------------------------------------------------------------
    PERIOD ORIGINATED          10.00-10.49%     10.50-10.99%    11.00-11.49%     11.50-11.99%     12.00-12.25%         TOTAL
    -----------------          ------------     ------------    ------------     ------------     ------------        --------
Inception to December 31,
   1993 (1)..................... $     --         $     --         $     --         $  3,216         $     --         $  3,216
Year ended December 31,
   1994 ........................       --           19,181            4,263           10,083              131           33,658
Year ended December 31,
   1995 ........................      --             3,562            8,469           19,459              221           31,711
Year ended December 31,
   1996 ........................    3,978           27,102            4,595            4,755               --           40,430
                                 --------         --------         --------         --------         --------         --------
         Total                   $  3,978         $ 49,845         $ 17,327         $ 37,513         $    352         $109,015
                                 ========         ========         ========         ========         ========         ========
Percentage of Portfolio               3.7%            45.7%            15.9%            34.4%             0.3%          100.00%
                                 ========         ========         ========         ========         ========         ========

(1) The Company commenced operations on December 28, 1993.
(2) Does not include purchased loans.

         The following table sets forth a breakdown of the Company's loan portfolio at December 31, 1996 to borrowers involved in the lodging (national franchises and independent hotels) and commercial real estate industries:


                                                             Principal       Percentage
                                               No. of       Outstanding          of
                                               Loans      (In thousands)     Portfolio
                                              -------     --------------     ----------
Holiday Inn (1) ......................             20        $19,726           21.1%
Days Inn (2) .........................             16         17,310           18.5%
Comfort Inn (3) ......................              9          9,730           10.4%
Ramada Inn ...........................              5          6,887            7.3%
Best Western (4) .....................              7          5,819            6.2%
Quality Inn (5) ......................              4          5,417            5.8%
Hampton Inn (6) ......................              6          4,520            4.8%
Howard Johnsons (7) ..................              4          4,179            4.5%
Econolodge ...........................              3          3,460            3.7%
Super 8 ..............................              4          2,869            3.1%
Sleep Inn (8) ........................              3          2,129            2.3%
Travelodge (9) .......................              2            968            1.0%
Clarion Inn ..........................              1            896            1.0%
Knights Inn ..........................              1            630            0.7%
Microtel Inn .........................              1            280            0.3%
Wingate Inn ..........................              1            177            0.2%
                                              -------        -------          -----
         Total of Franchise Affiliates             87         84,997           90.9%
Independent Hotels ...................              7          5,436            5.8%
Commercial Real Estate ...............              2          3,049            3.3%
                                              -------        -------          -----
Total ................................             96        $93,482          100.0%
                                              =======        =======          =====

---------------

(1) Represents (i) seven loans originated for Holiday Inn franchisees with $7,578,000 principal outstanding which represents 8.1% of the loan portfolio, including one furniture, fixtures and equipment loan ("FFE Loan") of $153,000 and one SBA 504 Program loan of $570,000, and (ii) thirteen loans originated for Holiday Inn Express franchisees with $12,148,000 principal outstanding which represents 13.0% of the loan portfolio, including one FFE Loan of $51,000 and one SBA 504 Program loan of $158,000.
(2)  Includes one SBA 504 Program loan of $537,000.
(3) Represents (i) seven loans originated for Comfort Inn franchisees with $7,595,000 principal outstanding which represents 8.1% of the loan portfolio, including two SBA 504 Program loans totaling $1,366,000, and
     (ii) two loans originated for Comfort Inn Suites franchisees with $2,135,000 principal outstanding which represents 2.3% of the loan portfolio.
(4)  Includes one FFE Loan of $251,000.
(5) Includes one loan for a Quality Inn Suites franchisee with $1,980,000 principal outstanding which represents 2.1% of the portfolio.
(6)  Includes two FFE Loans of $685,000.
(7)  Includes one FFE Loan of $55,000.
(8)  Includes one SBA 504 Program loan of $267,000.
(9)  Includes one SBA 504 Program loan of $122,000.

                  LOANS ORIGINATED OR PURCHASED BY QUARTER (1)


                                 1994        1995         1996
                               ---------   ---------   ---------
                                        (IN THOUSANDS)
First Quarter ..............   $   7,039   $   9,328   $   4,830
Second Quarter .............      13,594      11,110       8,801
Third Quarter ..............       6,471       4,441      12,955
Fourth Quarter .............       7,879       6,832      13,844
                               ---------   ---------   ---------
                               $  34,983   $  31,711   $  40,430
                               =========   =========   =========

---------------

(1) The Company commenced operations on December 28, 1993 and funded a $3.2 million loan in the period from commencement of operations through December 31, 1993.

     The following table sets forth the amount of the Company's loans originated and repaid for the period and years indicated:


                                                                                                      PERIOD FROM
                                                                                                      JUNE 4, 1993
                                                                     YEARS ENDED                        (DATE OF
                                                                     DECEMBER 31,                     INCEPTION) TO
                                                     ------------------------------------------       DECEMBER  31,
                                                       1996             1995             1994           1993 (1)
                                                     --------         --------         --------         --------
                                                                            (IN THOUSANDS)
Loans receivable - beginning of period ......        $ 59,129         $ 32,694         $  3,119         $     --
Loans originated or purchased ...............          40,430           31,711           34,983            3,216
Loan repayments (2) .........................          (7,181)          (4,992)          (4,862)              --
Other adjustments (3) .......................            (397)            (284)            (546)             (97)
                                                     --------         --------         --------         --------

Loans receivable - end of period ............        $ 91,981         $ 59,129         $ 32,694         $  3,119
                                                     ========         ========         ========         ========

---------------

(1)  The Company commenced operations on December 28, 1993.
(2)  Includes the payoff on certain SBA 504 Program loans and prepaid loans.
(3) Includes effect of amortization of loans purchased at a discount and commitment fees collected which are accounted for in accordance with SFAS No. 91.

OPERATIONS

       During the year ended December 31, 1996, the Company increased its total assets and loan portfolio under management through utilization of proceeds from the issuance of the Notes and a public offering of common shares of beneficial interest ("Common Shares").

       On March 12, 1996, the Partnership completed the Private Placement. The Company owns, directly or indirectly, all of the interests of the Partnership. The Notes, issued at par, which have a stated maturity in 2016 and bear interest at the rate of 6.72% per annum, were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the Partnership. In connection with the Private Placement, the Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The contributed loans were originated or purchased by the Company in accordance with its lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment. The net proceeds from the issuance of the Notes (approximately $27.1 million after giving effect to costs of $450,000 and a $1.9 million initial reserve deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the Partnership. The Company used approximately $10.3 million of such proceeds to pay down outstanding borrowings under its credit facility and the remainder to originate loans in accordance with its underwriting criteria.

       On July 2, 1996, the Company completed the sale of 2 million Common Shares in a public offering and 60,000 Common Shares directly to certain officers and trust managers of the Company. The net proceeds to the Company from these issuances were $30.4 million. In July 1996, the Company sold an additional 275,000 Common Shares pursuant to the exercise of the over-allotment option by the underwriters of the offering, for additional net proceeds of approximately $4.1 million (collectively with the previous issuances, the "Offering"). The proceeds of the Offering are being used to originate additional loans in accordance with the Company's underwriting criteria. In connection with the Offering, the Company incurred approximately $547,000 in costs which were offset against additional paid-in capital at the time of the Offering.

UNDERWRITING CRITERIA

         The Company primarily originates loans to small businesses that (i) exceed the net worth, asset, income, number of employees or other limitations applicable to the SBA programs utilized by PMC Capital, (ii) require funds in excess of $1.1 million without regard to SBA eligibility requirements, or (iii) require funds which PMC Capital does not have available and which otherwise meet the Company's underwriting criteria. Such loans ("Primary Investments") are primarily collateralized by first liens on real estate of the related business, are personally guaranteed by the principals of the entities obligated on the loans and are subject to the Company's underwriting criteria.

         The underwriting criteria applied by the Company to evaluate prospective borrowers generally requires such borrowers to (i) provide first-lien real estate mortgages not exceeding 70% of the lesser of appraised value or cost, (ii) provide proven management capabilities, (iii) meet certain criteria with respect to historical or projected debt coverage, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable.

         Pursuant to management's investment policies, at least 75% of the Company's assets must be utilized to fund the Primary Investments. In addition, the Company may utilize a maximum of 25% of its assets to (i) purchase from certain governmental agencies and other sellers, loans on which payments are current at the time of the Company's commitment to purchase such loans and which meet the Company's underwriting criteria, (ii) invest in other commercial loans collateralized by real estate, and (iii) invest in real estate (collectively, the "Other Investments"), provided that such Other Investments do not affect the ability of the Company to maintain its qualification as a REIT for Federal income taxes purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Management of the Company has broad discretion in evaluating and pursuing investment opportunities.


LOAN PORTFOLIO CHARACTERISTICS

         As a result of the application of the Company's underwriting criteria, the Company's loan portfolio has the following characteristics:

         (i) All loans used by borrowers to acquire real estate and/or construct improvements thereon (the "Real Estate Loans") are secured by first liens on such real estate or improvements thereon. Generally, each of the related loans used to acquire furniture, fixtures and equipment for certain of such real estate (the "FFE Loans") is secured by a first lien on the furniture, fixtures and equipment acquired with the proceeds of such loan and by a second lien on the real property of the borrower under the related Real Estate Loans. Other additional properties of certain borrowers or guarantors have been used as additional collateral in some instances.

         (ii) All originated loans are guaranteed by the principal(s) of the borrowers.

         (iii) The loan amounts of Real Estate Loans (together with related FFE Loans) are generally equal to or less than 70% of the fair value or cost of the primary collateral. When necessary, credit enhancements, such as additional collateral, are obtained to assure a maximum of 70% loan-to-value ratio.

         The Company's loan portfolio also has the following characteristics:

         a. At December 31, 1996, the Company had 96 loans outstanding with an aggregate principal amount outstanding of approximately $93.5 million.

         b. At December 31, 1996, all loans were paying as agreed, and none of the loans were more than 30 days delinquent.

         c. Borrowers are principally involved in the lodging industry (96.7% as of December 31, 1996). The remainder of the loan portfolio is comprised of two loans in the commercial office rental market.

         d. The Company has not loaned more than 10% of its assets to any single borrower.

         e. At December 31, 1996, the outstanding principal amounts of the Real Estate Loans ranged from approximately $177,000 to $2,446,000 and the outstanding principal amounts of FFE Loans ranged from approximately $51,000 to $584,000.

         f. All originated loans provide for interest payments at fixed rates.

         g.    All originated loans, other than bridge loans for the SBA
               Section 504 program (the "SBA 504 Program"), have original maturities ranging from five to 20 years which may be extended, subject to certain conditions, by mutual agreement of the Company and the borrower until the loan is fully amortized if such amortization period exceeds the stated maturity.

         h. Originated loans, other than SBA 504 Program loans, provide for scheduled amortization (ranging from six to 20 years). Substantially all Real Estate Loans have balloon payment requirements (which may be extended at maturity, subject to certain conditions, by mutual agreement of the Company and the borrower) and entitle the borrower to prepay all or part of the principal amount, subject to a prepayment penalty.

         i. At December 31, 1996, the weighted average remaining maturity for the Company's portfolio of loans was approximately six years.


DELINQUENCY AND COLLECTIONS

         All loans were current as of December 31, 1996, although the Company has had from time to time, loans delinquent for longer than 30 days. If a borrower fails to make a required monthly payment, the borrower will generally be notified by mail after 10 days and a late fee will generally be assessed. If the borrower has not responded or made full payment within 20 days after the loan becomes delinquent, a second notification letter will be sent. Following such notification, a collection officer will initiate telephone contact. If the borrower has not responded or made full payment within 30 days after the loan becomes delinquent, a third notification letter will be sent and follow-up telephone contact will be made by the collection officer. In the event a borrower becomes 45 days delinquent, a ten day demand letter will be sent to the borrower requiring the loan to be brought current within ten days. After the expiration of the ten day period, the Company may proceed with legal action. The Company's policy with respect to loans which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income. The Company will deliver a default notice and begin foreclosure and liquidation proceedings when it determines that pursuit of these remedies is the most appropriate course of action. The Company continually monitors loans for possible exposure to loss. In its analysis, the Company reviews various factors, including the value of the collateral securing the loan and the borrower's payment history. Based upon this analysis, a loan loss reserve will be established on a case by case basis. Through December 31, 1996, no loan loss reserve had been established.

SBA SECTION 504 PROGRAM

         The Company participates as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers an opportunity to enhance the collateral status of loans. The SBA 504 Program provides assistance to small business enterprises in obtaining subordinate long-term financing by guaranteeing debentures available through certified development companies
(CDCs) for the purpose of acquiring land, buildings, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender such as the Company, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small business enterprise being assisted. The Company generally requires at least 15% of the equity in a project to be contributed by the principals of the borrower. The first mortgage is not guaranteed by the SBA. Although the total size of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $2.5 million. A business eligible for financing pursuant to the SBA 504 Program must (i) be a for-profit corporation, partnership or proprietorship, (ii) not exceed $6 million in net worth, and (iii) not exceed $2 million in average net income (after Federal income taxes) for each of the previous two years. Financing pursuant to the SBA 504 Program cannot be used for working capital or inventory, consolidating or repaying debt or financing a plant not located in the U.S. or its possessions. As of December 31, 1996, the Company had approximately $3 million outstanding which is anticipated to be paid off by permanent subordinated financing provided by the SBA 504 Program.

OTHER INVESTMENTS

         The Company has purchased from certain governmental agencies two loans secured by first liens on real estate at a discount. The Investment Manager has selected and evaluated such loans using substantially the same underwriting criteria applicable to originated loans. When purchasing loans, underwriting information received by the Investment Manager, such as loan applications, financial statements, property appraisals and other loan documentation that was developed by the original lending institution may be outdated. In such cases, the Investment Manager will seek to supplement this information with additional data such as credit reports on borrowers, geographical analysis, industry demographics, economic data and in selected cases, current property appraisals or site visits. Prohibitions by sellers against contacting borrowers might limit the Investment Manager's ability to obtain accurate current information about borrowers and the Investment Manager may have to rely on the original underwriting information with limited ability to verify the information. These loans are currently performing as agreed.

         While the Company has not done so to date, it may also finance real estate investors who are not operators of the properties financed. Such loans would be collateralized by a lien on the real estate acquired or other real estate owned by the borrower or its principals. The personal guaranty of one or more of the principals would typically be obtained. The loans would generally carry a fixed rate of interest and have maturities of five to 20 years from the date of origination. In some instances, there may be earlier maturity dates or dates on which the interest rate may be modified. Most loans would provide for scheduled monthly amortization and have a balloon payment requirement. In addition, the Company may also purchase real estate to hold in the Company's investment portfolio.

BORROWER ADVANCES

         The Company finances some projects during the construction phase. At December 31, 1996, the Company was in the process of monitoring construction projects with approximately $28.6 million in total commitments, of which $12.1 million had been funded. As part of the monitoring process to verify that the borrower's equity investment is utilized for its intended purpose, the Company holds a portion of the borrower's equity investment. These funds are itemized by category (e.g., interest, inventory, construction contingencies, etc.) and are released by the Company only upon presentation of appropriate documentation relating to the construction project. To the extent possible, these funds are utilized before any related loan proceeds are disbursed. At December 31, 1996, approximately $4.5 million of the borrower advances were to be disbursed on behalf of borrowers and are included as a liability on the accompanying consolidated balance sheet.

LOAN  COMMITMENTS

         At December 31, 1996, the Company had approximately $19.3 million of loan commitments outstanding to 15 small business concerns in the lodging industry. The weighted average interest rate on these loan commitments at December 31, 1996 was 10.73%. In addition, the Company had approximately $16.5 million of loan commitments outstanding on 17 partially funded construction loans and approximately $10.0 million of loan commitments outstanding on 14 SBA 504 Program loans. An additional $7.2 million in commitments made by the Investment Manager had been designated for the Company at December 31, 1996, with a weighted average interest rate of 10.64% subject to availability of funds. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

TAX STATUS

        The Company has elected to be taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company generally is not subject to Federal income tax (including any applicable alternative minimum tax) to the extent it distributes at least 95% of its REIT taxable income to shareholders. The Company may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. REITs are subject to a number of organizational and operational requirements under the Code.

INVESTMENT MANAGER

       The investments of the Company are managed by PMC Advisers pursuant to the Investment Management Agreement. Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of Common Shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Pursuant to the amended Investment Management Agreement, the Company incurred fees of approximately $251,000 as a cost of issuing its Common Shares in the Offering, which have been offset against additional paid-in capital at the time of the Offering.

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

       Through June 30, 1996, pursuant to the Investment Management Agreement, the Company was obligated to pay to the Investment Manager, quarterly in arrears, a base fee consisting of a quarterly servicing fee of 0.125% of the Average Quarterly Value of All Assets, representing on an annual basis approximately 0.50% of the Average Annual Value of All Assets, and a quarterly advisory fee of 0.25% of the Average Quarterly Value of All Invested Assets, representing on an annual basis approximately 1% of the Average Annual Value of All Invested Assets. An additional advisory fee was payable to the Investment Manager in an amount equal to the product determined by multiplying the Average Annual Value of All Invested Assets by 1% per annum. All such advisory fees were reduced by 50% with respect to the value of Invested Assets that exceeded Common Equity Capital as a result of leverage.

       Pursuant to the Investment Management Agreement, including amendments, the Company incurred an aggregate of approximately $1.6 million, $1.2 million and $ 429,000 in management fees for the years ended December 31, 1996, 1995 and 1994, respectively, $251,000 of which has been offset against additional paid-in capital as a cost of the Company completing the Offering in July 1996. Of the total management fees paid or payable to the Investment Manager as of December 31, 1996, 1995 and 1994, $318,500, $244,000 and $71,500, respectively, have been offset against commitment fees as direct costs of originating loans. Pursuant to the Investment Management Agreement, no advisory fees were due to the Investment Manager from inception through June 30, 1994.

COMPETITION

       The Company believes its primary competitors are banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Many of these entities may have greater financial and larger managerial resources than the Company. The Company believes that it competes with such entities based on: (i) the interest rates, maturities and payment schedules offered to borrowers, (ii) the reputation, experience and marketing ability of officers of the Investment Manager, (iii) the timely credit analysis and decision-making processes followed by the Investment Manager, and (iv) the renewal options available to borrowers.

REPORTS TO SHAREHOLDERS

       The Company provides annual reports to the holders of Common Shares containing audited financial statements with a report thereon from the Company's independent public accountants and, upon request, quarterly reports containing unaudited financial information for each of the first three quarters of each fiscal year.

EMPLOYEES

       The Company has no salaried employees. All personnel required for the Company's operations are provided by the Investment Manager.

ITEM 2. PROPERTIES

       The Company's operations are conducted in the offices of the Investment Manager in Texas, Florida, Georgia and Arizona. Rental payments incurred are paid by the Investment Manager pursuant to the Investment Management Agreement.

ITEM 3. LEGAL PROCEEDINGS

       The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that its current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS


       The Common Shares have been traded on the American Stock Exchange (the "AMEX") under the symbol "PCC" since February 1995 and from December 17, 1993 (the date the Common Shares first began trading) through January 1995 on the Nasdaq National Market under the symbol "PMCTS". On February 28, 1997, there were approximately 650 holders of record of Common Shares and the last reported sales price of the Common Shares was $18.25. The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the Nasdaq National Market and the dividends per share declared by the Company for each such period.


                                               Regular      Special
                                              Dividends    Dividends
                                                 Per          Per
Quarter Ended                  High     Low     Share        Share
-------------                 ------  ------  ---------    ---------
March 31, 1994 ..........     $15.25  $13.50   $0.240          --
June 30, 1994 ...........     $15.38  $13.25   $0.240          --
September 30, 1994 ......     $15.00  $13.50   $0.240          --
December 31, 1994 .......     $14.25  $11.25   $0.280       $0.02

March 31, 1995 ..........     $14.00  $11.75   $0.300          --
June 30, 1995 ...........     $15.13  $12.25   $0.315          --
September 30, 1995 ......     $15.13  $13.75   $0.330          --
December 31, 1995 .......     $17.13  $13.88   $0.355       $0.08

March 31, 1996 ..........     $17.88  $15.75   $0.370          --
June 30, 1996 ...........     $17.38  $15.25   $0.380          --
September 30, 1996 ......     $16.88  $14.63   $0.385          --
December 31, 1996 .......     $18.00  $15.88   $0.390       $0.02

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

       The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 1996, 1995 and 1994 and for the period from June 4, 1993 (date of inception) to December 31, 1993. The following data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere on this Form 10-K. The selected financial data presented below has been derived from the consolidated financial statements of the Company audited by Coopers & Lybrand L.L.P., independent public accountants, whose report with respect thereto is included elsewhere on this Form 10-K.

                                                                                              Period From
                                                                                              June 4, 1993
                                                       Years Ended December 31,            (date of inception)
                                           ----------------------------------------------     to December 31,
                                              1996              1995              1994              1993
                                           -----------       -----------      -----------  -------------------
                                                  (in thousands, except share and per share information)
Revenues:
  Interest income-loans................    $     8,528       $     5,610      $     2,289       $         3
  Interest and dividends -  other
     investments........................   $     1,235       $       325      $     1,222       $        13
  Other income..........................   $       385       $       295      $       180       $        --
Total revenues..........................   $    10,148       $     6,230      $     3,691       $        16
Expenses
  Interest .............................   $     1,805       $       222      $        37       $        --
  Advisory and servicing fees, net......   $       992       $       945      $       357       $        -- (3)
  Other.................................   $       174       $       167      $        97       $         1
  Total expenses........................   $     2,971       $     1,334      $       491       $         1
Net income..............................   $     7,177       $     4,896      $     3,200       $        15
Weighted average common shares
  outstanding...........................     4,755,289         3,451,091        3,430,009         3,099,530
Net income per common share.............   $      1.51       $      1.42      $      0.93       $      0.01
Dividends per common share..............   $      1.55       $      1.38      $      1.02       $        -- (3)
Return on average assets (1)............          7.6%              8.8%             6.5%                -- (3)
Return on average common beneficiaries'
  equity (2)............................         11.3%             10.2%             6.9%                -- (3)


                                                                      December 31,
                                           ----------------------------------------------------------------
                                               1996              1995             1994             1993
                                           ------------      ------------     -------------     -----------
                                                                    (in thousands)
Loans receivable........................   $    91,981       $    59,129      $    32,694       $     3,119
Total assets............................   $   121,749       $    59,797      $    51,785       $    43,153
Notes payable ..........................   $    26,648       $     7,920      $        --       $        --
Beneficiaries' equity...................   $    85,829       $    48,183      $    47,440       $    42,941
Total liabilities and beneficiaries'
 equity ................................   $   121,749       $    59,797      $    51,785       $    43,153

--------------

(1)  Based on Average Annual Value of All Assets. See "Glossary."
(2) Based on the total beneficiaries' equity on the first day of the year and on the last day of each quarter of such year divided by five.
(3) Not applicable due to initial period of operations which commenced on December 28, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. During the years ended December 31, 1996, 1995 and 1994, the Company originated and funded $40.4 million, $31.7 million and $35.2 million of loans. The 1994 amount includes $1.5 million in purchased loans. The increase in funding during 1996 of $8.7 million (27%) over 1995 was primarily a result of the increased availability of working capital. All of the above loan originations were to corporations and individuals in the lodging industry except for approximately $800,000 during the year ended December 31, 1996 and $2.7 million during the year ended December 31, 1994.

     As of December 31, 1996, the total portfolio outstanding was $93.5 million ($92 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.1%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Generally, these loans are collateralized by first liens on real estate and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in principal outstanding at December 31, 1996 are $3.0 million of interim financing which have been advanced pursuant to the SBA 504 Program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

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

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     The net income of the Company for the years ended December 31, 1996 and 1995, was $7.2 million and $4.9 million, $1.51 and $1.42 per share, respectively.

     Interest income - loans increased by $2,918,000 (52%) from $5,610,000 for the year ended December 31, 1995, to $8,528,000 for the year ended December 31, 1996. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds, from the Private Placement in March 1996 and the Offering of Common Shares in July 1996, from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $25.7 million (55%) from $46.8 million during the year ended December 31, 1995, to $72.5 million during the year ended December 31, 1996. The average yield on loans, including all loan fees earned, for both of the years ended December 31, 1996 and 1995 was approximately 12.1%. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $30,000 and $26,000 during the years ended December 31, 1996 and 1995, respectively) and the accretion of deferred commitment fees (approximately $283,000 and $197,000 during the years ended December 31, 1996 and 1995, respectively).

     Interest and dividends - other investments increased by $910,000 (280%), from $325,000 during the year ended December 31, 1995, to $1,235,000 during the year ended December 31, 1996. This increase was due to an increase in funds available for short-term investments resulting from proceeds received from the Private Placement in March 1996 and the Offering in July 1996. The average short-term investments of the Company increased by $16 million (267%) from $6 million during the year ended December 31, 1995, to $22 million during the year ended December 31, 1996. The average yields on short-term investments during the years ended December 31, 1996 and 1995 were approximately 5.7% and 5.5%, respectively.

     Other income increased by $90,000 (31%) from $295,000 during the year ended December 31, 1995, to $385,000 during the year ended December 31, 1996. Other income consists of: (i) amortization of construction monitoring fees,
(ii) prepayment penalties, (iii) late fees and other loan fees, and (iv) other miscellaneous collections. The increase was primarily attributable to other loan fees collected during 1996, such as assumption fees ($59,000) and modification fees ($41,000). The increase was offset by a $6,000 decrease in construction monitoring fees on construction hotel/motel projects in process recognized as income from $146,000 during the year ended December 31, 1995 to $140,000 during the year ended December 31, 1996.

     Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to the Company's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, corporate legal and auditing fees and expenses, the fees and expenses of the Company's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Of the total management fees paid or payable to the Investment Manager during the years ended December 31, 1996 and 1995, $318,500 and $244,000, respectively, have been offset against commitment fees as a direct cost of originating loans (the "Direct Costs").

     The investment management fees incurred under the Investment Management Agreement increased by $373,000 from $1,189,000 for the year ended December 31, 1995 to $1,562,000 for the year ended December 31, 1996. This increase includes the $251,000 incurred as a cost of the Offering during 1996 and the Direct Costs. The Investment Management Agreement was amended effective July 1996. The discussion of the net remaining increase of $122,000 is presented below distinguishing between the pre- and post-amended agreement.

     Investment management fees increased by $222,000 (42%), prior to offsetting direct costs related to the origination of loans, from $532,000 during the six months ended June 30, 1995, to $754,000 during the six months ended June 30, 1996. This increase was primarily due to the Average Quarterly Value of All Invested Assets increasing from $40.3 million during the six months ended June 30, 1995, to $63.8 million during the six months ended June 30, 1996 (a $23.5 million, or 58%, increase), and Average Quarterly Value of All Assets increasing from $51.6 million during the six months ended June 30, 1995, to $74.0 million during the six months ended June 30, 1996 (a $22.4 million, or 43% increase).

     Investment management fees decreased by $100,000 (15%), prior to offsetting direct costs related to the origination of loans (not including the effect of the issuance of Common Shares in the Offering during July 1996), from $657,000 during the six months ended December 31, 1995, to $557,000 during the six months ended December 31, 1996. This decrease is primarily attributable to the reduced base fee rate charged pursuant to the amended Investment Management Agreement. In general, fees were reduced from 2.5% to 1.67% of invested assets and from 1.5% to 0.875% of invested assets in excess of beneficiaries' equity. Additionally, for purposes of calculating the base fee in accordance with the amended Investment Management Agreement, the Average Quarterly Value of Common Equity Capital was not increased by the proceeds received from the Offering from July 1 through December 31, 1996. The Average Quarterly Value of All Invested Assets increased by $27 million (50%) from $53.7 million during the six months ended December 31, 1995, to $80.7 million during the six months ended December 31, 1996. The Average Quarterly Value of All Assets increased by $31.2 million (57%) from $54.8 million during the six months ended December 31, 1995, to $86.0 million during the six months ended December 31, 1996. The Average Quarterly Value of Common Equity Capital increased by $3.6 million or (8%) from $47.9 million during the six months ended December 31, 1995, to $51.5 million during the six months ended December 31, 1996. All quarterly average values were calculated pursuant to the Investment Management Agreement.

     Legal and accounting fees decreased by $14,000 (20%) from $71,000 during the year ended December 31, 1995, to $57,000 during the year ended December 31, 1996. This decrease is primarily attributable to a decrease in corporate legal fees during the year ended December 31, 1996.

     General and administrative expenses increased by $21,000 (22%) from $96,000 during the year ended December 31, 1995, to $117,000 during the year ended December 31, 1996. This increase is primarily attributable to increasing shareholder servicing fees for dividend payments, and the cost of printing and mailing the Company's annual reports and dividend reinvestment statements.

     Interest expense during the year ended December 31, 1996 relates to interest incurred on the structured financing completed in March 1996 (approximately $1.6 million), interest incurred on the Company's revolving credit facility (approximately $138,000), the amortization of deferred borrowing costs (approximately $75,000), and interest incurred on borrower advances (approximately $47,000). During the year ended December 31, 1995, the interest expense of $222,000 relates to interest incurred on the Company's revolving credit facility (approximately $171,000) and interest incurred on borrower advances (approximately $51,000).

     As the Company is currently qualified as a REIT under the applicable provisions of the Code, there are no provisions for Federal income taxes in the consolidated financial statements.


     YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     The net income of the Company for the years ended December 31, 1995 and 1994, was $4.9 million and $3.2 million, $1.42 and $0.93 per share, respectively.

     Interest income - loans increased by $3.3 million (143%) from $2.3 million for the year ended December 31, 1994, to $5.6 million for the year ended December 31, 1995. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds of the IPO in cash and U.S. Government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $27.9 million (148%) from $18.9 million during the year ended December 31, 1994, to $46.8 million during the year ended December 31, 1995. The average yields on loans for the years ended December 31, 1995 and 1994 were approximately 12.1% and 13.2%, respectively. Interest income - loans includes interest earned on loans, the accretion of discount on purchased loans (approximately $26,000 and $22,000 during the years ended December 31, 1995 and 1994, respectively) and the accretion of deferred commitment fees (approximately $197,000 and $166,000 during the years ended December 31, 1995 and 1994, respectively).

     Interest and dividends - other investments decreased by $875,000 (73%), from $1.2 million during the year ended December 31, 1994, to $325,000 during the year ended December 31, 1995. This decrease was due to the reduction in funds available for short-term investments. The proceeds from the IPO were initially invested in government securities and money market funds until Primary Investments were identified and funded. The average short-term investments of the Company decreased by $25.2 million (81%) from $31.2 million during the year ended December 31, 1994, to $6.0 million during the year ended December 31, 1995. The average yields on short-term investments during the years ended December 31, 1995 and 1994 were approximately 5.5% and 3.9%, respectively.

     Other income increased by $115,000 (64%) from $180,000 during the year ended December 31, 1994, to $295,000 during the year ended December 31, 1995. Other income consists of: (i) amortization of construction monitoring fees,
(ii) prepayment penalties, (iii) late fees and other loan fees, and (iv) other miscellaneous collections. The increase was primarily due to construction hotel/motel projects in process which caused an increase of $111,000 in construction monitoring fees recognized as income from $35,000 during the year ended December 31, 1994, to $146,000 during the year ended December 31, 1995.

     Expenses consisted primarily of the servicing and advisory fees paid to PMC Advisers. The operating expenses borne by the Investment Manager include any compensation to the Company's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, will also be required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $1,189,000 in management fees for the year ended December 31, 1995. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1995, $244,000 have been offset against commitment fees as direct costs of originating loans. Investment management fees were $429,000 for the year ended December 31, 1994. For the six month period ended June 30, 1994, no advisory fees were due to the Investment Manager. Of the advisory and servicing fees paid or payable to the Investment Manager during the year ended December 31, 1994, $71,500 were offset against commitment fees as direct costs of originating loans. The increase in investment management fees of $760,000 (prior to offsetting direct costs of originating loans), or 177%, is primarily due to the increase in the average invested assets increasing from $18.9 million to $46.8 million and average total assets increasing from $49.0 million to $53.9 million.

     Legal and accounting fees increased by $38,000 (115%) from $33,000 during the year ended December 31, 1994, to $71,000 during the year ended December 31, 1995. This increase is attributable to higher accounting expenses and corporate legal fees attributed to the increased corporate activity.

     General and administrative expenses increased by $32,000 (50%) from $64,000 during the year ended December 31, 1994, to $96,000 during the year ended December 31, 1995. This increase is primarily attributable to (i) shareholder servicing fees incurred during the year ended December 31, 1995 for dividend payments, (ii) the cost of printing and mailing the Company's new dividend reinvestment plan and annual reports, and (iii) the cost of registration on the AMEX.

     Interest expense of $222,000 relates to interest and non-utilization charges on the Company's revolving credit facility (approximately $171,000) and interest incurred on borrower advances during the year ended December 31, 1995 (approximately $51,000). The interest payable at December 31, 1995 of $56,000 pertained to interest incurred on the outstanding balance of the revolving credit facility. The obligation to pay interest on borrowers advances is included in borrower advances on the accompanying balance sheet.

     As the Company is currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

     The Company generated $12.1 million and $3.8 million from operating activities during the years ended December 31, 1996 and 1995, respectively. The increase of $8.3 million (218%) was primarily due to fluctuations in borrower advances which increased by $5.7 million from a use of $1.8 million in 1995, to a source of $3.9 million in 1996, construction monitoring fees which increased by $236,000 from a source of $8,000 in 1995, to a source of $244,000 in 1996, and commitment fees which increased by $724,000 from a source of $546,000 in 1995, to a source of $1,270,000 in 1996. During 1995, the Company had significant completion on many of the construction projects, with the result being a net reduction in outstanding borrower advances, construction monitoring fees and commitment fees at December 31, 1995. During 1996, the Company originated and began funding several additional construction loans, resulting in the collection of significant additional borrower advances, construction monitoring fees and commitment fees. Additionally, net income increased by $2.3 million (47%) from $4.9 million during the year ended December 31, 1995, to $7.2 million during the year ended December 31, 1996. Offsetting the increase outlined above was a decrease in due to affiliates of $880,000 (133%) from a source of $660,000 in 1995, to a use of $220,000 in 1996, resulting primarily from the payment of management fees during the year ended December 31, 1996.

     The Company used $36.0 million and $26.7 million through investing activities during the years ended December 31, 1996 and 1995, respectively. The increased use of funds of $9.3 million was primarily due to an increase of $8.7 million (27%) in loans funded during 1996 compared to the year ended December 31, 1995. Loans funded/purchased were $40.4 million during the year ended December 31, 1996, as compared to $31.7 million for the year ended December 31, 1995. During 1995 the Company experienced a slowing trend in fundings due to a potential lack of working capital in the latter part of the year which caused commitments to slow. With the completion of the Private Placement, the availability of working capital allowed the commitments and fundings of the Company to increase.

     The Company generated $49.7 million and $4.3 million from financing activities during the years ended December 31, 1996 and 1995, respectively. During 1995, the main source of funds was net proceeds from advances under the Company's revolving credit facility ($7.9 million). During 1996, the main sources of funds were $29.5 million received from the Notes and $34.5 million received from the completion of the Offering. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status. Dividends paid increased from $4.3 million during the year ended December 31, 1995, to $6.3 million during the year ended December 31, 1996. This increase of $2.0 million corresponds to the Company's increase in net income.


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

     At December 31, 1996, the Company had $26.0 million of cash and cash equivalents and approximately $45.8 million in outstanding commitments to originate loans. Such commitments were made in the ordinary course of the Company's business. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities, and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company with respect to which the Company will receive no fees. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

     By December 31, 1995, the Company had fully utilized the proceeds from its IPO. During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At December 31, 1996, the Company had no outstanding borrowings under the credit facility and $20 million available thereunder. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or SBA 504 loan takeouts. Management anticipates these sources of funds will be adequate to meet its existing obligations.

     On March 12, 1996 the Company completed the Private Placement of approximately $29.5 million of notes, issued pursuant to a rated structured financing, which are collateralized by the Partnership's commercial loan portfolio. The Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility. Net income on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72%) and the rate obtained on loan of these funds (presently the outstanding portfolio has a weighted average coupon of approximately 11.1%).

     In July 1996, the Company completed the sale of 2,335,000 Common Shares pursuant to the Offering. The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering. After utilization of these funds and until such time as additional long-term financing is available, the Company will continue to borrow funds based on a variable rate of interest (short-term borrowings) through its existing credit facility and originate loans at a fixed rate of interest.

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

     Loan demand has remained high for the types of loans originated by the Company (see "Business - Loan Commitments"). The Private Placement and Offering may not provide the Company with sufficient capital to expand the outstanding portfolio at historical growth levels. Accordingly, the Company may seek additional sources of financing during 1997. It is anticipated that during the latter half of the year, the Company will attempt to structure a financing similar to the Private Placement for proceeds between $30 million to $40 million. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company will have to fully utilize its $20 million revolving credit facility, increase its revolving credit facility and/or may have to slow the rate of increasing the outstanding loan portfolio.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No.
123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting based on a financial-components approach which distinguishes the transfer of financial assets that are sales from those that are secured borrowings. This approach is based upon control of the related assets, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively.

     In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share is not considered significant.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations is not considered significant.


ITEM  8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is hereby incorporated by reference to the Company's Financial Statements beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.   DIRECTORS  AND EXECUTIVE OFFICERS  OF  THE  REGISTRANT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.


ITEM 11.   EXECUTIVE   COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
           ON FORM 8-K

(a)      Documents filed as part of this report:

         (1)  Financial Statements -
               See index to Financial Statements set forth on page F-1 of this Form 10-K.

         (2)  Financial Statement Schedules -
               All schedules are omitted because they are not required under the related instructions or not applicable, or because the required information is included elsewhere in the consolidated financial statements or notes thereto.

         (3)  Exhibits
               See Exhibit Index beginning on page E-1 of this Form 10-K.


(b)      Reports on Form 8-K:

              None

                                    GLOSSARY

     The following terms as used on this Form 10-K are briefly defined below:


Average Annual Value          The book value of total assets of the Company or
  of All Assets               any Person wholly-owned (directly or indirectly)
                              by the Company determined in accordance with GAAP on the first day of the year and on the last day of each quarter of such year, divided by five.

Average Common Equity         The Common Equity Capital on the first day of the
      Capital                 year and on the last day of each quarter of such
                              year, divided by five.


Average Quarterly Value       The book value of total assets of the Company or
   of All Assets              any Person wholly-owned (directly or indirectly)
                              by the Company determined in accordance with GAAP on the first day of the quarter and on the last day of the quarter, divided by two.

Average Quarterly Value of    The book value of Invested Assets of the Company
   All Invested Assets        or any Person of wholly-owned (directly or
                              indirectly) by the Company, determined in accordance with GAAP on the first day of the quarter and on the last day of the quarter, divided by two.

Average Quarterly Value of    Common Equity Capital on the first day of the
   Common Equity Capital      quarter and on the last day of the quarter,
                              divided by two.

Common Equity Capital         The sum of the stated capital plus the additional
                              paid-in capital for the Company's Common Shares of Beneficial Interest.

GAAP                          Generally accepted accounting principles.

Independent Trust             The trust managers of the Company who are not
   Managers                   affiliated with PMC Capital or its subsidiaries.

Invested Assets               The Primary Investments plus the Other
                              Investments.

Return on Average Equity      Net income of the Company as determined in
                              accordance with GAAP, less Common Equity Capital preferred dividends, if any, divided by the Average Common Equity Capital.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PMC Commercial Trust
                                           By: /s/ Lance B. Rosemore
                                              --------------------------------
                                              Lance B. Rosemore, President

Dated March 21, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


          NAME                                           TITLE                               DATE
          ----                                           -----                               ----
/S/ DR. ANDREW S. ROSEMORE                    Chairman of the Board of Trust            March 21, 1997
-----------------------------                   Managers, Chief Operating
  Dr. Andrew S. Rosemore                        Officer and Trust Manager


   /S/ LANCE B. ROSEMORE                      President, Chief Executive                March 21, 1997
-----------------------------                   Officer, Secretary and Trust
     Lance B. Rosemore                          Manager (principal executive
                                                officer)


    /S/ BARRY N. BERLIN                       Chief Financial Officer (principal        March 21, 1997
-----------------------------                   financial and accounting
      Barry N. Berlin                           officer)


      /S/ IRVING MUNN                         Trust Manager                             March 21, 1997
-----------------------------
        Irving Munn

   /S/ ROY H. GREENBERG                       Trust Manager                             March 21, 1997
-----------------------------
     Roy H. Greenberg

     /S/ NATHAN COHEN                         Trust Manager                             March 21, 1997
-----------------------------
       Nathan Cohen

       /S/IRA SILVER                          Trust Manager                             March 21, 1997
-----------------------------
        Ira Silver

   /S/ MARTHA GREENBERG                       Trust Manager                             March 21, 1997
-----------------------------
     Martha Greenberg

                              PMC COMMERCIAL TRUST
                                   FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
Report of Independent Accountants ....................................   F-2

Financial Statements:

     Consolidated Balance Sheets .....................................   F-3
     Consolidated Statements of Income ...............................   F-4
     Consolidated Statements of Beneficiaries' Equity ................   F-5
     Consolidated Statements of Cash Flows ...........................   F-6

Notes to Consolidated Financial Statements ...........................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Trust Managers
PMC Commercial Trust:

We have audited the accompanying consolidated balance sheets of PMC Commercial Trust and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, beneficiaries' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC Commercial Trust and subsidiaries as of December 31, 1996 and 1995, the consolidated results of their operations and their cash flows for the each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 5, 1997

                              PMC COMMERCIAL TRUST
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                          December 31,
                                                                                     ---------------------
                                                                                       1996         1995
                                                                                     --------     --------
                                                   ASSETS

Investments:
  Loans receivable, net .........................................................    $ 91,981     $ 59,129
  Cash equivalents ..............................................................      25,952          174
  Restricted investments ........................................................       2,759           --
                                                                                     --------     --------

Total investments ...............................................................     120,692       59,303
                                                                                     --------     --------

Other assets:
  Cash ..........................................................................          32           34
  Interest receivable ...........................................................         615          410
  Deferred borrowing costs ......................................................         376           --
  Other assets, net .............................................................          34           50
                                                                                     --------     --------

Total other assets ..............................................................       1,057          494
                                                                                     --------     --------

Total assets ....................................................................    $121,749     $ 59,797
                                                                                     ========     ========

                                     LIABILITIES AND BENEFICIARIES' EQUITY

Liabilities:
  Notes payable .................................................................    $ 26,648     $  7,920
  Borrower advances .............................................................       4,492          579
  Dividends payable .............................................................       2,495        1,519
  Unearned commitment fees ......................................................       1,160          600
  Due to affiliates .............................................................         625          845
  Unearned construction monitoring fees .........................................         185           81
  Other liabilities .............................................................         166           14
  Interest payable ..............................................................         149           56
                                                                                     --------     --------

Total liabilities ...............................................................      35,920       11,614
                                                                                     --------     --------

Commitments and contingencies (Note 11)

Beneficiaries' equity:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 6,085,495 and
       3,491,716 shares issued and outstanding at December 31,
       1996 and December 31, 1995, respectively .................................          61           35
  Additional paid-in capital ....................................................      86,249       48,327
  Cumulative net income .........................................................      15,288        8,111
  Cumulative dividends ..........................................................     (15,769)      (8,290)
                                                                                     --------     --------

Total beneficiaries' equity .....................................................      85,829       48,183
                                                                                     --------     --------

Total liabilities and beneficiaries' equity .....................................    $121,749     $ 59,797
                                                                                     ========     ========

Net asset value per share .......................................................    $  14.10     $  13.80
                                                                                     ========     ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)


                                                             Years Ended December 31,
                                                      --------------------------------------
                                                         1996          1995          1994
                                                      ----------    ----------    ----------
Revenues:
  Interest income - loans ........................    $    8,528    $    5,610    $    2,289
  Interest and dividends - other investments .....         1,235           325         1,222
  Other income ...................................           385           295           180
                                                      ----------    ----------    ----------

Total revenues ...................................        10,148         6,230         3,691
                                                      ----------    ----------    ----------

Expenses:
  Interest .......................................         1,805           222            37
  Advisory and servicing fees, net ...............           992           945           357
  General and administrative .....................           117            96            64
  Legal and accounting fees ......................            57            71            33
                                                      ----------    ----------    ----------

Total expenses ...................................         2,971         1,334           491
                                                      ----------    ----------    ----------

Net income .......................................    $    7,177    $    4,896    $    3,200
                                                      ==========    ==========    ==========

Weighted average shares outstanding ..............     4,755,289     3,451,091     3,430,009
                                                      ==========    ==========    ==========

Net income per share .............................    $     1.51    $     1.42    $     0.93
                                                      ==========    ==========    ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                (In thousands, except share and per share data)

                                          COMMON
                                         SHARES OF                 ADDITIONAL   CUMULATIVE                   TOTAL
                                        BENEFICIAL       PAR        PAID-IN        NET       CUMULATIVE   BENEFICIARIES'
                                         INTEREST       VALUE       CAPITAL       INCOME      DIVIDENDS      EQUITY
                                        ----------    ---------    ----------   ----------   ----------   --------------
Balances, January 1, 1994 ...........    3,099,530    $      31    $  42,895     $      15    $      --     $  42,941

Shares sold through
     public offering ................      345,000            3        5,172            --           --         5,175
Issuance costs ......................           --           --         (362)           --           --          (362)
Dividends ( $1.02 per share ) .......           --           --           --            --       (3,514)       (3,514)
Net income ..........................           --           --           --         3,200           --         3,200
                                         ---------    ---------    ---------     ---------    ---------     ---------

Balances, December 31, 1994 .........    3,444,530           34       47,705         3,215       (3,514)       47,440

Shares issued through exercise of
     stock options ..................       12,996           --          123            --           --           123
Shares issued through dividend
     reinvestment and cash
     purchase plan ..................       34,190            1          499            --           --           500
Dividends ($1.38 per share ) ........           --           --           --            --       (4,776)       (4,776)
Net income ..........................           --           --           --         4,896           --         4,896
                                         ---------    ---------    ---------     ---------    ---------     ---------

Balances, December 31, 1995 .........    3,491,716           35       48,327         8,111       (8,290)       48,183

Shares sold through public
     offering, including
     overallotments .................    2,275,000           23       33,568            --           --        33,591
Shares sold through
     directed offering ..............       60,000            1          885            --           --           886
Issuance costs ......................           --           --         (547)           --           --          (547)
Shares issued through exercise of
     stock options ..................       22,340           --          234            --           --           234
Shares issued through dividend
     reinvestment and cash
     purchase plan ..................      236,439            2        3,782            --           --         3,784
Dividends ( $1.545 per share ) ......           --           --           --            --       (7,479)       (7,479)
Net income ..........................           --           --           --         7,177           --         7,177
                                         ---------    ---------    ---------     ---------    ---------     ---------

Balances, December 31, 1996 .........    6,085,495    $      61    $  86,249     $  15,288    $ (15,769)    $  85,829
                                         =========    =========    =========     =========    =========     =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................    $  7,177     $  4,896     $  3,200
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of:
          Government securities ..........................          --           --          (80)
          Discount on purchased loans ....................         (30)         (26)         (22)
          Deferred commitment fees .......................        (283)        (197)        (166)
          Construction monitoring fees ...................        (140)        (146)         (40)
      Amortization of organization and borrowing costs ...          83            8            8
      Commitment fees collected, net .....................       1,270          546        1,295
      Construction monitoring fees collected, net ........         244            8          259
      Changes in operating assets and liabilities:
          Accrued interest receivable ....................        (205)        (201)        (209)
          Other assets ...................................           7          (26)          --
          Borrower advances ..............................       3,913       (1,767)       2,346
          Due to affiliates ..............................        (220)         660          160
          Other liabilities ..............................         152           14         (188)
          Interest payable ...............................          93           56           --
                                                              --------     --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................      12,061        3,825        6,563
                                                              --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded and purchased .............................     (40,430)     (31,711)     (34,983)
  Principal collected ....................................       7,181        4,992        4,863
  Redemption of government securities ....................          --           --        5,000
  Change in restricted investments .......................      (2,759)          --           --
                                                              --------     --------     --------

NET CASH USED IN INVESTING ACTIVITIES ....................     (36,008)     (26,719)     (25,120)
                                                              --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ...............      38,286          582        5,175
   Proceeds from issuance of notes payable ...............      39,040        9,130           --
   Payment of principal on notes payable .................     (20,312)      (1,210)          --
   Payment of dividends ..................................      (6,294)      (4,250)      (2,480)
   Payment of borrowing costs ............................        (450)          --           --
   Payment of issuance costs .............................        (547)          --         (362)
                                                              --------     --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................      49,723        4,252        2,333
                                                              --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      25,776      (18,642)     (16,224)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............         208       18,850       35,074
                                                              --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...................    $ 25,984     $    208     $ 18,850
                                                              ========     ========     ========
SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ..................................    $    210     $     40     $     --
                                                              ========     ========     ========
   Interest paid .........................................    $  1,617     $    165     $     37
                                                              ========     ========     ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS:

         PMC Commercial Trust ("PMC Commercial") was organized on June 4, 1993, as a Texas real estate investment trust created primarily to originate loans to small business enterprises which are collateralized by first liens on real estate. The shares of the Company are traded on the American Stock Exchange (Symbol "PCC"). The Company follows the accounting practices prescribed in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts." The Company's principal investment objective is to obtain current income from interest payments and other related fee income on collateralized business loans. The Company's investment advisor is PMC Advisers, LTD. ("PMC Advisers" or the "Investment Manager"), an indirect subsidiary of PMC Capital, Inc. ("PMC Capital"), a regulated investment company traded on the American Stock Exchange (symbol "PMC"). The Company intends to maintain its qualified status as a real estate investment trust ("REIT") for Federal income tax purposes.

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

         PRINCIPLES OF CONSOLIDATION:

         On March 7, 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR" or "the Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for PCR. The consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp. and PCR (collectively, the "Company"). PMC Commercial owns 100% of PMC Commercial Corp. and, directly or indirectly, all of the partnership interests of PCR.

         VALUATION OF INVESTMENTS:

         Loans receivable are carried at their outstanding principal balance less any discounts, deferred fees net of related costs, and loan loss reserves. A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. To date, no loan loss reserves have been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and to the extent payment appears impaired, the estimated value of collateral. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves in proportion to the potential loss.

         Deferred fee revenue is included in the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan as an adjustment of yield.

         DEFERRED BORROWING COSTS:

         Costs incurred by the Company in connection with the issuance of notes payable are being amortized over the life of the related obligation.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

         INCOME TAXES:

         The Company intends to maintain its qualified status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In order to remain qualified as a REIT under the Code, the Company must elect to be a REIT and must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and distribution of income. By qualifying, the Company will not be subject to Federal income taxes to the extent that it distributes at least 95% of its taxable income in the fiscal year. Management of the Company believes it has satisfied the various requirements to remain qualified as a REIT. Since inception, all of the Company's dividends have been paid out of ordinary income.

         INTEREST INCOME:

         Interest income is recorded on the accrual basis to the extent that such amounts are deemed collectible. The Company's policy is to suspend the accrual of interest income when a loan becomes 60 days delinquent.

         CONSOLIDATED STATEMENT OF CASH FLOWS:

         The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of the consolidated statement of cash flows.

         PER SHARE DATA:

         Net income per share is based on the weighted average number of common shares of beneficial interest outstanding during the period.

         STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

         In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earnings per share as if the fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting based on a financial-components approach which distinguishes the transfer of financial assets that are sales from those that are secured borrowings. This approach is based upon control of the related assets, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively.

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share is not considered significant.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations is not considered significant.

         RECLASSIFICATION:

         Certain prior period amounts have been reclassified to conform to current year presentation.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  LOANS RECEIVABLE:

         The Company primarily originates loans: (i) to small business enterprises that exceed the net worth, asset, income, number of employee or other limitations applicable to the Small Business Administration ("SBA") programs utilized by PMC Capital or (ii) in excess of $1.1 million to small business enterprises without regard to SBA eligibility requirements. Such loans are primarily collateralized by first liens on real estate and are subject to the Company's underwriting criteria.

         The principal amount of loans originated by the Company generally have not exceeded 70% of the lesser of fair value or cost of the real estate collateral unless credit enhancements such as additional collateral or third party guarantees were obtained. Loans originated or purchased by the Company typically provide interest payments at fixed rates, although the Company may also originate and purchase variable rate loans. Loans generally have maturities ranging from five to 20 years. Most loans provide for scheduled amortization and often have a balloon payment requirement. In most cases, borrowers are entitled to prepay all or part of the principal amount subject to a prepayment penalty depending on the terms of the loan.

         During the years ended December 31, 1996, 1995 and 1994, the Company originated loans to 32, 31 and 38 corporations, partnerships or individuals for approximately $40.4 million, $31.7 million and $33.6 million and collected commitment fees of approximately $1.6 million, $546,000 and $1.3 million, respectively.

         During the year ended December 31, 1994, the Company purchased loans with a face value of $1,502,000, for $1,325,000 from the U.S. Government and/or its agents. The original discount of $177,000 on these loans is netted against loans receivable and is being amortized over the remaining life of the loans on the interest method. During the years ended December 31, 1996, 1995 and 1994, approximately $30,000, $26,000 and $22,000, respectively, of the discount has been recognized as interest income.

         At December 31, 1996, approximately 32% of the Company's loan portfolio consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 1996. Approximately 32% and 12% of the Company's loan portfolio as of December 31, 1995 consisted of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater at December 31, 1995. The Company's loan portfolio was approximately 97% and 96% concentrated in the lodging industry at December 31, 1996 and 1995, respectively. There can be no assurance that the Company will continue to experience the positive results it has historically achieved from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, a decline in economic conditions in Texas may adversely affect the Company.

         In connection with the origination of a loan, the Company charges a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less the direct costs associated with the origination, is deferred and is included as a reduction of the carrying value of loans receivable. These net fees are being recognized as income over the life of the related loan as an adjustment of yield. The Company had approximately $1.4 million and $975,000 in deferred commitment fees at December 31, 1996 and 1995, respectively.

NOTE 3.  CASH EQUIVALENTS:

         At December 31, 1996 cash equivalents were comprised of $19.0 million in money market funds and savings deposits and $7.0 million in government securities.

         Government securities include the Company's investment in mortgage-backed securities held by Federal Home Loan Mortgage Corporation (with a face value of $5 million and a discount price of $4,980,972) and Federal National Mortgage Association (with a face value of $2 million and a discount price of $1,974,236). The Company's investments in government securities all have maturities within 90 days.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  RESTRICTED INVESTMENTS:

         Restricted investments include collection and reserve account balances (approximately $733,000 and $1.9 million, respectively, at December 31, 1996) maintained pursuant to a structured financing completed in March 1996 (see Note
12).

         Additionally, the Company maintains funds ($101,000 at December 31,
1996) pursuant to a marketing agreement between the Company and U.S. Franchise Systems, Inc. ("USFS"), a non-affiliated Delaware corporation, which became effective April 12, 1996 (the "Marketing Agreement"). The Marketing Agreement requires USFS to maintain funds equal to the greater of 2% of all loan commitments made under the Marketing Agreement or $100,000 with the Company into a reserve account (the "Reserve Account") for the purpose of collateralizing the payment and performance of such loans and pay losses, if any, suffered by the Company on uncollected loans. To the extent that the Reserve Account balance exceeds the amount required, such excess amount will be remitted by the Company to USFS on a quarterly basis.

NOTE 5.  DUE TO AFFILIATE:

         The investments of the Company are managed by PMC Advisers. Pursuant to an investment management agreement between the Company and the Investment Manager (the "Investment Management Agreement") which was in effect through June 30, 1996, the Company was obligated to pay to the Investment Manager, quarterly in arrears, a base fee (the "Base Fee") consisting of a quarterly servicing fee of 0.125% of the average quarterly value of all assets (as defined in the Investment Management Agreement), representing on an annual basis approximately 0.5% of the average annual value of all assets (as defined in the Investment Management Agreement), and a quarterly advisory fee of 0.25% of the average quarterly value of all invested assets (as defined in the Investment Management Agreement), representing on an annual basis approximately 1% of the average annual value of all invested assets (as defined in the Investment Management Agreement). In addition, commencing January 1, 1994, for each calendar year during which the Company's annual return on average equity capital (as defined in the Investment Management Agreement) after deduction of the Base Fee (the "Actual Return") exceeded 6.69% (the "Minimum Return"), the Company was obligated to pay to the Investment Manager, as incentive compensation, an additional advisory fee (the "Annual Fee") equal to the product determined by multiplying the average annual value of all invested assets (as defined in the Investment Management Agreement) by a percentage equal to the difference between the Actual Return and the Minimum Return, up to a maximum of one percent (1%) per annum. The Annual Fee was earned only to the extent that the annual return on average common equity capital (as defined in the Investment Management Agreement) after deduction of the Base Fee and Annual Fee is at least equal to the Minimum Return. All such advisory fees were reduced by fifty percent with respect to the value of Invested Assets that exceed common beneficiaries' equity as a result of leverage.

         Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of the Company's common shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Pursuant to the amended Investment Management Agreement, PMC Commercial incurred fees of $251,000 as a cost of issuing its common shares, which has been included in costs offset against additional paid-in capital in the accompanying December 31, 1996 consolidated balance sheet.

         The quarterly servicing and advisory fee (the "Base Fee") was also revised to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of common shares of beneficial interest ("Common Shares") by the Company (other than pursuant to the Company's dividend

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DUE TO AFFILIATE: (CONTINUED)

reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In no event will the aggregate annual fees charged under the new agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement.

         Pursuant to the applicable Investment Management Agreement, the Company incurred an aggregate of $1.6 million, $1.2 million and $429,000 in management fees during the years ended December 31, 1996, 1995 and 1994, respectively, $251,000 of which were offset against additional paid-in capital during the year ended December 31, 1996. Of the total management fees paid or payable to the Investment Manager during the years ended December 31, 1996, 1995 and 1994, $318,500, $244,000 and $71,500, respectively, has been offset against commitment fees as a direct cost of originating loans (see Note 2).

         Management fees of $754,000 incurred during the six months ended June 30, 1996 (pursuant to the Investment Management Agreement) were calculated based upon average invested assets of $63.8 million, average total assets of $74.0 million and average beneficiaries equity of $49.1 million during the six months ended June 30, 1996. Management fees of $557,000 incurred during the six months ended December 31, 1996, were calculated pursuant to the amended Investment Management Agreement, based upon the Average Quarterly Value of All Invested Assets of $80.7 million, and the Average Quarterly Value of Common Equity Capital of $51.5 million during the six months ended December 31, 1996. Management fees incurred during the year ended December 31, 1995 were calculated based upon average invested assets of $46.8 million, average total assets of $53.9 million and average beneficiaries' equity of $47.9 million during the year ended December 31, 1995.

NOTE 6.  BORROWER ADVANCES:

         The Company finances projects during the construction phase. At December 31, 1996 and 1995, the Company was in the process of funding approximately $28.6 million and $15.9 million in construction projects, respectively, of which $16.5 million and $9.2 million, respectively, remained unfunded. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company receives funds from the borrowers and releases funds upon presentation of appropriate supporting documentation. At December 31, 1996 and 1995, the Company had approximately $4.5 million and $579,000, respectively, in funds held on behalf of borrowers, which is included as a liability in the accompanying consolidated balance sheets. The Company will use cash, cash equivalents, government securities or available advances under its revolving credit facility to fund these obligations.

NOTE 7.  NET INCOME PER SHARE:

         The weighted average number of common shares of beneficial interest outstanding were 4,755,289, 3,451,091 and 3,430,009 for the periods ended December 31, 1996, 1995 and 1994, respectively. The years ended December 31, 1996, 1995 and 1994 were not affected by outstanding options, as such options were anti-dilutive or immaterial (see Note 10).

NOTE 8.  BENEFICIARIES' EQUITY:

         On July 2, 1996, PMC Commercial completed the sale of two million of its Common Shares in a public offering and 60,000 Common Shares directly to certain officers and trust managers of PMC Commercial. The net proceeds to PMC Commercial from these issuances were $30.4 million. In July 1996, PMC Commercial sold an additional 275,000 Common Shares pursuant to the exercise of the over-allotment option by the underwriters of the offering, for additional net proceeds of approximately $4.1 million (collectively with the previous issuances, the "Offering"). The proceeds of the Offering are being used to originate additional loans in accordance with PMC Commercial's underwriting criteria. In connection with the Offering, PMC Commercial incurred approximately $547,000 in costs which were offset against additional paid-in capital.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  BENEFICIARIES' EQUITY: (CONTINUED)

         As part of the requirements of qualifying for REIT status under the Code, the Company must distribute to its shareholders at least 95% of its income for Federal income tax purposes ("Taxable Income") within established time requirements of the Code. If these requirements are not met, the Company will be subject to Federal income taxes and/or excise taxes. As a result of a timing difference for the recognition of income with respect to fees collected at the inception of originating loans, the Company's Taxable Income exceeds net income in accordance with generally accepted accounting principals ("GAAP"). In order to prevent incurring any tax liability, the Company has declared or distributed the required amount of taxable income as dividends to its shareholders. For Federal income tax purposes, these dividends do not represent a return of capital.


NOTE 9.  DIVIDEND REINVESTMENT AND CASH PURCHASE PLAN:

         The Company filed a registration statement in 1995 with the Securities and Exchange Commission to implement its dividend reinvestment and cash purchase plan (the "Plan"). Participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $10,000 per month. The purchase price of the shares if 98% of the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. During the years ended December 31, 1996 and 1995, 236,439 and 34,190 shares, respectively, were issued pursuant to the plan.


NOTE 10. SHARE OPTION PLANS:

         In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 provides an alternative for employers to either recognize employee stock compensation expense using a new fair value based method with no pro forma information required or to continue applying the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") for expense recognition and disclose the pro forma affects on net income and earnings per share using the new fair value method. The Company has elected to continue expense recognition pursuant to APB No. 25.

         The Company has two stock-based compensation plans in the form of the 1993 Employee Share Option Plan (the "Employee Plan") and the Trust Manager Share Option Plan (the "Trust Manager Plan"), referred to collectively as the "Stock Option Plans." Pursuant to the Stock Option Plans, the Company is authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of 365,129 shares at December 31, 1996) as incentive stock options (intended to qualify under
Section 422 of the Internal Revenue code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options. In 1995 and 1996, the Company granted both qualified and nonqualified stock options under the Stock Option Plans.

         The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. All stock options granted in 1995 and 1996 have an exercise price equal to the fair market value of the underlying stock as of the date of grant and a contractual term of five years. Of the total options outstanding, 12,000 options granted in December 1995 fully vest in January 1997 and 11,850 options granted in December 1996 fully vest in January 1998. The remainder fully vest on the first anniversary date of grant. The Company granted 40,350 and 24,880 options during the years ended December 31, 1996 and 1995, respectively. In accordance with APB No. 25, the Company has not recognized compensation expense for the stock options granted in 1996 and 1995.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHARE OPTION PLANS: (CONTINUED)

                                                          1996                                1995
                                           ----------------------------------   -----------------------------------
                                           NUMBER OF SHARES  WEIGHTED AVERAGE   NUMBER OF SHARES   WEIGHTED AVERAGE
                                              UNDERLYING         EXERCISE          UNDERLYING         EXERCISE
                                                OPTIONS           PRICES            OPTIONS            PRICES
                                           ----------------  ----------------   ----------------   ----------------
Outstanding January 1 ..................         72,315         $   13.43           71,540           $   12.12
Granted ................................         40,350         $   16.79           24,880           $   15.68
Exercised ..............................        (27,846)        $   11.88          (12,996)          $   11.88
Forfeited ..............................         (6,290)        $   11.88          (11,109)          $   11.88
                                               --------                           --------
Outstanding December 31 ................         78,529         $   15.83           72,315           $   13.43
                                               ========                           ========
Exercisable at December 31 .............         21,239         $   14.08           15,665           $   13.01
                                               ========                           ========
Weighted-average fair value of
    options granted during the year.....       $   1.00                           $   0.86
                                               ========                           ========

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995: dividend yield of 9% for both years; expected volatility of 16.26% for both years; risk-free interest rates are different for each grant and range from 5.49% to 6.48%; and the expected lives of options are assumed to be 5 years (the full term of the options).

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                         ----------------------------------------------------    -----------------------------------
                           NUMBER           WEIGHTED                                NUMBER
    RANGE OF            OUTSTANDING        REMAINING        WEIGHTED AVERAGE      EXERCISABLE      WEIGHTED AVERAGE
EXERCISE PRICES         AT 12/31/96      CONTRACT LIFE       EXERCISE PRICE       AT 12/31/96       EXERCISE PRICE
---------------         ------------     -------------     ------------------    ------------     ------------------
$11.00 to $14.99          10,299             2.87                $12.60             10,299               $12.60
$15.00 to $17.063         68,230             4.39                $16.32             10,940               $15.48
-----------------         ------             ----                ------             ------               ------
$11.00 to $17.063         78,529             4.19                $15.83             21,239               $14.08
                          ======                                                    ======


         The pro forma effects on net income and earnings per share for 1996 and 1995 from compensation expense computed pursuant to SFAS No. 123 is as follows (in thousands except per share date):

                                  DECEMBER 31, 1996        DECEMBER 31, 1995
                               -----------------------   ----------------------
                               AS REPORTED   PRO FORMA   AS REPORTED   PROFORMA
                               -----------   ---------   -----------   --------
SFAS No. 123 Charge             $      -     $     20     $      -     $      1
APB No. 25 Charge               $      -     $      -     $      -     $      -
Net Income                      $  7,177     $  7,157     $  4,896     $  4,895
Earnings Per Common Share       $   1.51     $   1.51     $   1.42     $   1.42


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10. SHARE OPTION PLANS: (CONTINUED)

         EMPLOYEES PLAN:

         As of December 31, 1996, 119,320 share options had been granted since the inception of the plan. In December 1994, the Board of Trust Managers allowed the officers and employees holding existing options to elect to participate in an exchange of options as of December 10, 1994, whereby the then-outstanding options could be canceled and, in lieu thereof, new options could be granted at an exchange rate of 0.6 new shares per share previously granted. As a result, 39,400 options were canceled and 23,640 new options were issued.

         TRUST MANAGERS PLAN:

         Only the trust managers who are not employees of PMC Capital or the Investment Manager (the " Non-employee Trust Managers") are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted each year thereafter on the anniversary of the date the trust manager took office so long as such trust manager is re-elected to serve as a trust manager. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or (ii) within five years after date of grant. The number of shares exercisable at December 31, 1996 and 1995 were 11,000 and 8,000, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES:

         Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company had approximately $19.3 million of loan commitments outstanding to 15 corporations, partnerships or individuals in the lodging industry at December 31, 1996. The weighted average contractual interest rate on these loan commitments at December 31, 1996 was 10.73%. In addition, the Company had approximately $16.5 million of loan commitments outstanding on 17 partially funded construction loans and approximately $10.0 million of loan commitments outstanding on 14 SBA 504 Program loans at December 31, 1996. The above commitments are made in the ordinary course of business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. To the extent the Company has available funds, an additional $7.2 million in commitments in the lodging industry presently issued by the Investment Manager, with a weighted average interest rate of 10.64% will be funded by the Company. Pursuant to the Investment Management Agreement, should the Company not have funds available for commitments, such commitments will be referred to affiliated entities.

         In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

NOTE 12. NOTES PAYABLE:

         The Company has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At December 31, 1996, the Company had no debt outstanding under the credit facility with availability of $20 million. At December 31, 1995, the Company had $7.9 million outstanding under the credit facility with availability of an additional $12.1 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. At December 31, 1995, the weighted average interest rate on short-term borrowings under the revolving credit facility was 8.2%.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NOTES PAYABLE: (CONTINUED)

         On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, which have a stated maturity in 2016 and bear interest at the rate of 6.72% per annum, were collateralized by approximately $39.7 million of loans contributed by PMC Commercial to the Partnership at inception (of which $36.7 million remained outstanding at December 31, 1996). In connection with this private placement, the Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Commercial or its assets in the event of nonpayment other than the loans contributed to the Partnership and the restricted investments (pursuant to the terms of the trust indenture established by the noteholders, the Company and the Partnership (the "Trust Indenture") on the accompanying consolidated balance sheets. With regard to all loans which were transferred to the Partnership, all payments of principal and interest are to be deposited into the Partnership and are used to pay the noteholders the monthly principal and interest due on the notes pursuant to the Trust Indenture prior to releasing any funds to the Partnership free and clear of the Trust Indenture. The Trust Indenture provides for several covenants which would require, under certain circumstances, that the excess cash, after payment of the required principal and interest to the Note holders, be retained in the Reserve Account until the covenants are in compliance.The net proceeds from the issuance of the Notes (approximately $27.1 million after giving effect to costs of approximately $451,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to PMC Commercial in accordance with its interest in the Partnership. PMC Commercial used such proceeds to pay down $10.3 million in outstanding borrowings under its revolving credit facility and to originate loans in accordance with its underwriting criteria. Approximately $26.7 million remained outstanding under the Notes at December 31, 1996.

         All principal collected on the underlying loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The estimates of fair value as required by SFAS No. 107 differ from the value of the financial assets and liabilities determined by the trust managers primarily as a result of the effects of discounting future cash flows. Considerable judgement is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts of the Company could realize in a current market exchange or the amount that ultimately will be realized by the Company upon maturity or disposition.

         The estimated fair values of the Company's financial instruments are as follows:

                                          1996                  1995
                                   -------------------   -------------------
                                             Estimated             Estimated
                                   Carrying    Fair      Carrying    Fair
                                    Amount     Value      Amount     Value
                                   --------  ---------   --------  ---------
                                                (in thousands)
ASSETS:
      Loans receivable, net        $91,981    $94,152    $59,129    $60,505
      Cash and Cash equivalents     25,984     25,984        207        207
LIABILITIES:
      Notes payable                 26,648     26,390      7,920      7,920

         Loans receivable, net: The estimated fair value for all fixed rate loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)

         Cash and Cash equivalents: The carrying amount is a reasonable estimation of fair value.

         Notes payable: The estimated fair value is based on present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

NOTE 14. QUARTERLY FINANCIAL DATA: (UNAUDITED)

         The following represents selected quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

                                               1996
-----------------------------------------------------------------------
                                                           Earnings Per
                               Revenues      Net Income       Share
                             -----------    -----------    ------------
First Quarter ...........    $ 1,906,786    $ 1,344,470    $      0.38
Second Quarter ..........      2,225,772      1,314,347           0.37
Third Quarter ...........      2,938,520      2,178,119           0.37
Fourth Quarter ..........      3,077,048      2,340,248           0.39
                             -----------    -----------    -----------
                             $10,148,126    $ 7,177,184    $      1.51
                             ===========    ===========    ===========


                                               1995
-----------------------------------------------------------------------
                                                           Earnings Per
                               Revenues      Net Income       Share
                             -----------    -----------    ------------
First Quarter ...........    $1,421,548     $1,185,124     $      0.34
Second Quarter ..........     1,414,668      1,128,282            0.33
Third Quarter ...........     1,591,744      1,254,743            0.36
Fourth Quarter ..........     1,802,455      1,327,875            0.39
                             ----------     ----------     -----------
                             $6,230,415     $4,896,024     $      1.42
                             ==========     ==========     ===========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
    *3.1      Declaration of Trust

    *3.1(a)   Amendment No. 1 to Declaration of Trust

   **3.1(b)   Amendment No. 2  to Declaration of Trust

    *3.2      Bylaws

    *4. Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

 ***10.1      Investment Management Agreement between the Company and PMC
              Advisers, Inc.

   *10.2      1993 Employee Share Option Plan

   *10.3      1993 Trust Manager Share Option Plan

   *10.4      Form of Dividend Reinvestment Plan

   *10.5      Loan Origination Agreement

****10.6      Revolving Credit Facility

****10.7      Structured Financing

    21        Subsidiary of the Registrant

    27        Financial Data Schedule

-------------

* Previously filed as an exhibit to the Company's Registration Statement of Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

** Previously filed with the commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

***  Filed herewith

**** Previously filed with the Commission as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.