Form 10-Q
period 1997-03-31
PMC COMMERCIAL TRUST /TX
filed 1997-05-14
CIK 908311

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                   OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             ----------      ----------

                     Commission File Number        0-22148
                                             --------------------------

                              PMC COMMERCIAL TRUST
                              --------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                      75-6446078
----------------------------------------         -------------------------------
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

 17290 Preston Road,
3rd Floor, Dallas, TX 75252                                (972) 380-0044
----------------------------------------         -------------------------------
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

As of May 1, 1997, Registrant had outstanding 6,192,210 Common Shares of Beneficial Interest, par value $.01 per share.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES


                                     INDEX

PART I.  Financial Information                                          PAGE NO.
         ---------------------                                          --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                    March 31, 1997 (Unaudited) and December 31, 1996         2

                  Consolidated Statements of Income (Unaudited) -
                   Three Months Ended March 31, 1997 and 1996                3

                  Consolidated Statements of Cash Flows (Unaudited) -

                   Three Months Ended March 31, 1997 and 1996                4

                  Notes to Consolidated Financial Statements (Unaudited)     5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             7

PART II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                          13

                                     PART I

                             Financial Information

                                    ITEM 1.

                              Financial Statements

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                           March 31,     December 31,
                                                             1997            1996
                                                         ------------    ------------
                                    ASSETS               (unaudited)
Investments:
  Loans receivable, net ..............................   $    104,203    $     91,981
  Cash equivalents ...................................         13,397          25,952
  Restricted investments .............................          3,197           2,759
                                                         ------------    ------------

Total investments ....................................        120,797         120,692
                                                         ------------    ------------

Other assets:
  Cash ...............................................             18              32
  Interest receivable ................................            583             615
  Deferred borrowing costs, net ......................            401             376
  Other assets, net ..................................             19              34
                                                         ------------    ------------

Total other assets ...................................          1,021           1,057
                                                         ------------    ------------

Total assets .........................................   $    121,818    $    121,749
                                                         ============    ============

                     LIABILITIES AND BENEFICIARIES' EQUITY

Liabilities:
  Notes payable ......................................   $     26,408    $     26,648
  Borrower advances ..................................          3,905           4,492
  Dividends payable ..................................          2,466           2,495
  Unearned commitment fees ...........................          1,184           1,160
  Due to affiliates ..................................            370             625
  Unearned construction monitoring fees ..............            153             185
  Interest payable ...................................            148             149
  Other liabilities ..................................            141             166
                                                         ------------    ------------

Total liabilities ....................................         34,775          35,920
                                                         ------------    ------------

Beneficiaries' equity:
  Common shares of beneficial interest; authorized
    100,000,000 shares of $0.01 par value;
    6,165,495 and 6,085,495 shares issued and
    outstanding at March 31, 1997 and
    December 31, 1996, respectively ..................             62              61
  Additional paid-in capital .........................         87,605          86,249
  Cumulative net income ..............................         17,613          15,288
  Cumulative dividends ...............................        (18,237)        (15,769)
                                                         ------------    ------------

Total beneficiaries' equity ..........................         87,043          85,829
                                                         ------------    ------------

Total liabilities and beneficiaries' equity ..........   $    121,818    $    121,749
                                                         ============    ============

Net asset value per share ............................   $      14.12    $      14.10
                                                         ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997         1996
                                                    ----------   ----------
                                                          (Unaudited)
Revenues:
  Interest income - loans .......................   $    2,777   $    1,796
  Interest and dividends - other investments ....          287           54
  Other income ..................................          100           57
                                                    ----------   ----------

Total revenues ..................................        3,164        1,907
                                                    ----------   ----------

Expenses:
  Advisory and servicing fees, net ..............          331          276
  Legal and accounting fees .....................           14            9
  General and administrative ....................           31           25
  Provision for loan losses .....................           20         --
  Interest ......................................          444          252
                                                    ----------   ----------

Total expenses ..................................          840          562
                                                    ----------   ----------

Net income ......................................   $    2,324   $    1,345
                                                    ==========   ==========

Net income per share ............................   $     0.38   $     0.38
                                                    ==========   ==========

Weighted average shares outstanding .............    6,127,042    3,519,612
                                                    ==========   ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................   $    2,324    $    1,345
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of discount and fees ......................         (153)          (87)
      Amortization of organization and borrowing costs ....           13             2
      Loan loss reserve ...................................           20          --
      Commitment fees collected, net ......................          285           261
      Construction monitoring fees collected, net .........           28           102
      Changes in operating assets and liabilities:
          Accrued interest receivable .....................           32            26
          Other assets ....................................          (23)         (359)
          Interest payable ................................           (1)          171
          Borrower advances ...............................         (587)          527
          Due to affiliates ...............................         (255)          199
          Other liabilities ...............................          (25)           (8)
                                                              ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................        1,658         2,179
                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ............................................      (13,955)       (4,830)
  Principal collected .....................................        1,544         1,015
  Investment in restricted cash ...........................         (438)       (2,411)
                                                              ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES .....................      (12,849)       (6,226)
                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ................        1,250           749
   Proceeds from issuance of notes payable ................         --          33,740
   Payment of dividends ...................................       (2,388)       (1,484)
   Payment of principal on notes payable ..................         (240)      (12,160)
                                                              ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .......       (1,378)       20,845
                                                              ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......      (12,569)       16,798

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............       25,984           207
                                                              ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................   $   13,415    $   17,005
                                                              ==========    ==========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ...................................   $      107    $       34
                                                              ==========    ==========

   Dividends declared, not paid ...........................   $    2,466    $    1,310
                                                              ==========    ==========

   Interest paid ..........................................   $      450    $       80
                                                              ==========    ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

       The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively the "Company") as of March 31, 1997 and the consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996 have not been audited by
independent accountants.   In the opinion of the Company's management, the
financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

       Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

       The results for the three months ended March 31, 1997 are not necessarily indicative of future financial results.

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

NOTE 3. DIVIDENDS TO BENEFICIARIES

       During the three month period ended March 31, 1997, PMC Commercial declared dividends to its shareholders of beneficial interest of $0.40 per share.

NOTE 4. DUE TO AFFILIATE

       Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Inc., an affiliated entity (the "Investment Manager"), the Company incurred fees of approximately $386,000 for the three months ended March 31, 1997. Of the servicing and advisory fees paid or payable to the Investment Manager as of March 31, 1997, $55,000 has been offset against commitment fees as a direct cost of originating loans.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DUE TO AFFILIATE (CONTINUED)

       Pursuant to the amended Investment Management Agreement, the quarterly servicing and advisory fee (the "Base Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and
(ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital was not increased by the proceeds received from any public offering of common shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 day period ended December 31, 1996. Beginning January 1, 1997, the average quarterly value of common equity capital includes $34.5 million of proceeds received from a public offering of 2,335,000 Common Shares of Beneficial Interest completed by PMC Commercial during July 1996 (the "Offering"). In no event will the aggregate annual fees charged under the amended agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement.

NOTE 5. NOTES PAYABLE

       On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "Private Placement") of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, which mature in 2016 and bear interest at the rate of 6.72% per annum, are collateralized by approximately $39.7 million of loans contributed by PMC Commercial to the Partnership at inception (of which $36.1 million remained outstanding at March 31, 1997). Approximately $26.4 million of Notes remained outstanding at March 31, 1997.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of PMC Commercial's earnings per share data to that of similar entities. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share will not be significant.

       In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations will not be significant.

                                     PART I
                             Financial Information

                                    ITEM 2 .
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

OVERVIEW

       PMC Commercial was organized in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. During the three months ended March 31, 1997, the Company funded loans of approximately $14 million and collected commitment fees of approximately $285,000. During the years ended December 31, 1996 and 1995, PMC Commercial originated and funded loans of approximately $40.4 million, and $31.7 million, respectively, and collected commitment fees of approximately $1.3 million and $546,000, respectively.

       As of March 31, 1997, the total portfolio outstanding was $105.9 million ($104.2 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.0%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Generally, these loans are collateralized by first liens on real estate, and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in principal outstanding at March 31, 1997 is $5.7 million of interim financing which has been advanced pursuant to the Small Business Administration Section 504 Loan Program (the "SBA 504 Program"). Interest rates charged on such advances are comparable to those customarily charged by the Company.

       At March 31, 1997, the Company's loan portfolio consisted of approximately 30% and 12% of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater at March 31, 1997. The Company's loan portfolio was approximately 97% concentrated in the lodging industry at March 31, 1997.

       When originating a loan, PMC Commercial charges a commitment fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. The Company had approximately $1.6 million in net unamortized deferred commitment fees at March 31, 1997.

       From inception through March 31, 1997, PMC Commercial experienced no loan losses and no charge-offs. At March 31, 1997, no loan was delinquent for a period greater than 60 days.

       From December 28, 1993 (commencement of operations) through March 31, 1997, PMC Commercial has funded an aggregate principal amount (including approximately $1.3 million of purchased loans) of approximately $124.3 million related to 121 loans.

       All loans originated by PMC Commercial presently provide for fixed interest rates. The weighted average interest rates for loans funded during the three months ended March 31, 1997, and the years ended December 31, 1996, 1995 and 1994 were 10.76%, 10.86%, 11.42% and 11.05%, respectively.

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

       The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company's Board of Trust Managers when significant doubt exists as to the ultimate collectability of one or more loans. The determination of whether significant doubt exists and whether a loss provision is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant loss reserves. At such time as a determination is made that there exists significant doubt as to the ultimate collectability of one or more loans requiring the establishment of a loss reserve, the effect to operating results may be material. As of March 31, 1997 a $20,000 reserve has been established.

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of PMC Commercial's earnings per share data to that of similar entities. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share will not be significant.

       In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations will not be significant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

       The net income of the Company during the three months ended March 31, 1997 and 1996, was $2.3 million and $1.4 million, $0.38 per share for both periods. The Company's earnings per share during the three months ended March 31, 1997, includes the effect of the issuance of 2,335,000 Common Shares of Beneficial Interest issued pursuant to the Offering in July 1996.

       Interest income - loans increased by $1 million (56%), from $1.8 million during the three months ended March 31, 1996, to $2.8 million during the three months ended March 31, 1997. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $37.0 million (61%), from $61.0 million during the three months ended March 31, 1996, to $98.0 million during the three months ended March 31, 1997. The annualized average yields on loans, including all loan fees earned, for the three months ended March 31, 1997 and 1996 were approximately 11.5% and 12.1%, respectively. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $8,000 and $7,000 during the three months ended March 31, 1997 and 1996, respectively) and the accretion of deferred commitment fees (approximately $85,000 and $51,000 during the three months ended March 31, 1997 and 1996, respectively).

       Interest and dividends - other investments increased by $233,000 from $54,000 during the three months ended March 31, 1996, to $287,000 during the three months ended March 31, 1997. This increase was due to an increase in funds available for short-term investments resulting from the Private Placement in March 1996 and the Offering in July 1996. The average short-term investments of the Company increased by $13.5 million, from $8.5 million during the three months ended March 31, 1996, to $22.0 million during the three months ended March 31, 1997. The average yields on short-term investments during the three months ended March 31, 1997 and 1996 were approximately 5.2% and 5.6%, respectively.

       Other income increased by $43,000 (75%), from $57,000 during the three months ended March 31, 1996, to $100,000 during the three months ended March 31, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late and other loan fees and
(iv) miscellaneous collections. The increase was partially attributable to the collection of a prepayment fee during the three months ended March 31, 1997 of $17,000. Additionally; (i) income recognized from other loan-related fees, such as assumption, modification and extension fees, increased by $5,000 from $18,000 during the three months ended March 31, 1996, to $23,000 during the three months ended March 31, 1997, and (ii) income recognized from the monitoring of hospitality construction projects in process increased by $22,000 from $39,000 during the three months ended March 31, 1996, to $61,000 during the three months ended March 31, 1997.

       Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. The Investment Management Agreement was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of invested assets and from 1.5% to 0.875% of invested assets in excess of beneficiaries' equity. Pursuant to the amended Investment Management Agreement, the Company incurred an aggregate of $386,000 in management fees for the three months ended March 31, 1997. Of the total management fees paid or payable to the Investment Manager during the three months ended March 31, 1997, $55,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $356,000 for the three months ended March 31, 1996. Of the total management fees paid or payable to the Investment Manager during the three months ended March 31, 1996, $80,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $30,000 (prior to offsetting direct costs related to the origination of loans), or 8%, is primarily due to the Average Quarterly Value of All Invested Assets increasing by from $61.0 million during the quarter ended March 31, 1996, to $98.1 million during the quarter ended March 31, 1997 (a $37.1 million, or 61%, increase), and the Average Quarterly Value of Common Equity Capital increasing from $48.7 million during the quarter ended March 31, 1996, to $86.8 million during the quarter ended March 31, 1997 (a $38.1 million, or 78%, increase).

       Legal and accounting fees increased by $5,000 (56%), from $9,000 during the three months ended March 31, 1996, to $14,000 during the three months ended March 31, 1997. This increase is attributable to an increase in corporate legal fees during the three months ended March 31, 1997.

       General and administrative expenses increased by $6,000 (24%), from $25,000 during the three months ended March 31, 1996, to $31,000 during the three months ended March 31, 1997. This increase is primarily attributable to an increase in costs related to printing and shareholder servicing expenses and the Company's revolving credit facility during the three months ended March 31, 1997.

       Interest expense during the three months ended March 31, 1997 relates primarily to interest incurred on the Private Placement completed in March 1996 (approximately $445,000) and interest incurred on borrower advances (approximately $25,000). During the three months ended March 31, 1996, interest expense related to interest incurred on the Company's revolving credit facility (approximately $136,000), interest incurred on the Private Placement (approximately $105,000) and interest incurred on borrower advances (approximately $11,000).

       As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       The primary use of PMC Commercial's funds is to originate loans and, from time to time, to acquire loans from governmental agencies and/or their agents. PMC Commercial also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

       At March 31, 1997, the Company had $13.4 million of cash and cash equivalents and approximately $40.5 million of loan commitments outstanding to small business concerns in the lodging industry. The weighted average interest rate on these loan commitments at March 31, 1997 was 10.8%. These commitments include approximately $15.7 million of loan commitments outstanding on partially funded construction loans and approximately $7.0 million of loan commitments outstanding relating to SBA 504 Program loans. An additional $10.3 million in commitments made by the Investment Manager had been designated for PMC Commercial at March 31, 1997, with a weighted average interest rate of 10.6%, subject to availability of funds. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

       In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, PMC Commercial intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities, and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company with respect to which the Company will receive no fees. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

       The Company has a credit facility which provides up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At March 31, 1997, the Company had no outstanding borrowings under the credit facility and $20 million available thereunder. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan and through SBA 504 Program loan takeouts. Management anticipates these sources of funds will be adequate to meet its existing obligations.

       On March 12, 1996 the Company completed the Private Placement of approximately $29.5 million of Notes, issued pursuant to a rated structured financing, which are collateralized by the Partnership's commercial loan portfolio. The Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to
repay outstanding borrowings under the Company's credit facility.   Net profit
on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72%) and the rate obtained on loan of these funds (presently the outstanding loans collateralizing this transaction have a weighted average coupon of approximately 11.2%).

       In July 1996, PMC Commercial completed the sale of 2,335,000 Common Shares pursuant to the Offering. The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering. After utilization of these funds and until such time as additional long-term financing is available, the Company will continue to borrow funds based on a variable rate of interest (short-term borrowings) through its existing credit facility and originate loans at a fixed rate of interest.

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

       Loan demand has remained high for the types of loans originated by the Company. The Private Placement and Offering will not provide the Company with sufficient capital to expand the outstanding portfolio at historical growth levels. Accordingly, the Company is seeking additional sources of financing, and it is anticipated that during the latter half of the year, the Company will attempt to structure a financing similar to the Private Placement for proceeds between $30 million to $40 million. There can be no assurance the Company will be able to raise funds through this financing source. If this source is not available, the Company will have to either (i) fully utilize its $20 million revolving credit facility, (ii) increase its revolving credit facility, (iii) issue senior debt and/or (iv) issue common or preferred stock. To the extent none of these financing options are available, the Company will have to slow the rate of increasing the outstanding loan portfolio.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED ON THIS FORM 10-Q

       This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and, in most instances, are identified through the use of words such as "anticipates," "expects" and "should." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART II
                               Other Information

ITEM 6. Exhibits and Reports on Form 8-K

        A.    Exhibits
              Financial Data Schedule

        B.    Forms 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PMC Commercial Trust

Date:     05/14/97                       /s/ LANCE B. ROSEMORE
      ----------------                   ---------------------------------------
                                         Lance B. Rosemore
                                         President


Date:     05/14/97                       /s/ BARRY N. BERLIN
      ----------------                   ---------------------------------------
                                         Barry N. Berlin
                                         Chief Financial Officer
                                         (Principal Accounting Officer)