Form 10-Q
period 1997-06-30
PMC COMMERCIAL TRUST /TX
filed 1997-08-08
CIK 908311

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

                                            OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number 0-22148

                              PMC COMMERCIAL TRUST
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                     75-6446078
---------------------------------          ----------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


 17290 Preston Road, 3rd Floor,
       Dallas, TX 75252                               (972) 349-3200
-------------------------------            -----------------------------------
    (Address of principal                    (Registrant's telephone number)
      executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---
As of August 1, 1997, Registrant had outstanding 6,259,945 Common Shares of Beneficial Interest, par value $.01 per share.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES



                                     INDEX

PART I.  Financial Information                                                          PAGE NO.
                                                                                        --------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                      June 30, 1997 (Unaudited) and December 31, 1996                       2

                    Consolidated Statements of Income (Unaudited) -
                      Six Months Ended June 30, 1997 and 1996                               3
                      Three Months Ended June 30, 1997 and 1996                             4

                    Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended June 30, 1997 and 1996                               5

                    Notes to Consolidated Financial Statements (Unaudited)                  6

         Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                          9

PART II. Other Information

         Item 4.    Submission of Matters to a Vote of Security Holders                     18

         Item 6.    Exhibits and Reports on Form 8-K                                        18

                                     PART I

                             Financial Information



ITEM 1.           Financial Statements

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                        June 30,       December 31,
                                                                                          1997             1996
                                                                                       -----------     ------------
                               ASSETS                                                  (Unaudited)
Investments:
  Loans receivable, net ............................................................   $   105,908      $    91,981
  Cash equivalents .................................................................         7,520           25,952
  Restricted investments ...........................................................         6,501            2,759
                                                                                       -----------      -----------
Total investments ..................................................................       119,929          120,692
                                                                                       -----------      -----------
Other assets:
  Cash .............................................................................            29               32
  Interest receivable ..............................................................           607              615
  Deferred borrowing costs, net ....................................................           390              376
  Other assets, net ................................................................            30               34
                                                                                       -----------      -----------
Total other assets .................................................................         1,056            1,057
                                                                                       -----------      -----------
Total assets .......................................................................   $   120,985      $   121,749
                                                                                       ===========      ===========

                     LIABILITIES AND BENEFICIARIES' EQUITY
Liabilities:
  Notes payable ....................................................................   $    24,960      $    26,648
  Borrower advances ................................................................         3,204            4,492
  Dividends payable ................................................................         2,556            2,495
  Unearned commitment fees .........................................................         1,035            1,160
  Due to affiliates ................................................................           381              625
  Unearned construction monitoring fees ............................................           114              185
  Interest payable .................................................................           140              149
  Other liabilities ................................................................           168              166
                                                                                       -----------      -----------
Total liabilities ..................................................................        32,558           35,920
                                                                                       -----------      -----------
Beneficiaries' equity:
  Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,233,242 and 6,085,495 shares issued and outstanding at June 30,
       1997 and December 31, 1996, respectively ....................................            62               61
  Additional paid-in capital .......................................................        88,724           86,249
  Cumulative net income ............................................................        20,433           15,288
  Cumulative dividends .............................................................       (20,792)         (15,769)
                                                                                       -----------      -----------
Total beneficiaries' equity ........................................................        88,427           85,829
                                                                                       -----------      -----------
Total liabilities and beneficiaries' equity ........................................   $   120,985      $   121,749
                                                                                       -----------      -----------
Net asset value per share ..........................................................   $     14.19      $     14.10
                                                                                       ===========      ===========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ----------     ----------
                                                                        (Unaudited)
Revenues:
  Interest income - loans ..................................     $    6,000     $    3,755
  Interest and dividends - other investments ...............            459            259
  Other income .............................................            438            119
                                                                 ----------     ----------
Total revenues .............................................          6,897          4,133
                                                                 ----------     ----------
Expenses:
  Interest .................................................            898            785
  Advisory and servicing fees, net .........................            700            607
  General and administrative ...............................             77             56
  Provision for loan losses ................................             40             --
  Legal and accounting fees ................................             38             26
                                                                 ----------     ----------
Total expenses .............................................          1,753          1,474
                                                                 ----------     ----------
Net income .................................................     $    5,144     $    2,659
                                                                 ==========     ==========

Weighted average shares outstanding ........................      6,167,832      3,547,842
                                                                 ==========     ==========

Net income per share .......................................     $     0.83     $     0.75
                                                                 ==========     ==========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)

                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                    1997           1996
                                                                 ----------     ----------
                                                                        (Unaudited)
Revenues:
  Interest income - loans ..................................     $    3,223     $    1,959
  Interest and dividends - other investments ...............            172            205
  Other income .............................................            338             62
                                                                 ----------     ----------
Total revenues .............................................          3,733          2,226
                                                                 ----------     ----------

Expenses:
  Interest .................................................            454            533
  Advisory and servicing fees, net .........................            369            331
  General and administrative ...............................             46             31
  Provision for loan losses ................................             20             --
  Legal and accounting fees ................................             24             17
                                                                 ----------     ----------

Total expenses .............................................            913            912
                                                                 ----------     ----------

Net income .................................................     $    2,820     $    1,314
                                                                 ==========     ==========

Weighted average shares outstanding ........................      6,208,173      3,576,072
                                                                 ==========     ==========

Net income per share .......................................     $     0.45     $     0.37
                                                                 ==========     ==========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                         Six months ended June 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      ------------      ------------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................     $      5,144      $      2,659
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of discount and fees ............................             (489)             (343)
      Amortization of organization and borrowing costs ..........               27                34
      Provision for loan losses .................................               40                --
      Commitment fees collected, net ............................              379               590
      Construction monitoring fees collected, net ...............               43               119
      Changes in operating assets and liabilities:
          Accrued interest receivable ...........................                8               (65)
          Other assets ..........................................              (37)              (36)
          Interest payable ......................................               (9)              108
          Borrower advances .....................................           (1,288)            2,202
          Due to affiliates .....................................             (244)             (406)
          Other liabilities .....................................                2               236
                                                                      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................            3,576             5,098
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ..................................................          (26,750)          (13,631)
  Principal collected ...........................................           12,653             2,094
  Investment in restricted investments, net .....................           (3,742)           (2,742)
                                                                      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES ...........................          (17,839)          (14,279)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ......................            2,267             1,627
   Proceeds from issuance of notes payable ......................               --            39,141
   Payment of dividends .........................................           (4,735)           (2,754)
   Payment of principal on notes payable ........................           (1,688)          (17,393)
   Payment of borrowing costs ...................................               --              (451)
   Payment of issuance costs ....................................              (16)             (311)
                                                                      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............           (4,172)           19,859
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............          (18,435)           10,678

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................           25,984               207
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $      7,549      $     10,885
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested .........................................     $        226      $         75
                                                                      ============      ============

   Dividends declared, not paid .................................     $      2,556      $      1,367
                                                                      ============      ============

   Interest paid ................................................     $        886      $        685
                                                                      ============      ============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively the "Company") as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

         The results for the six months ended June 30, 1997 are not necessarily indicative of future financial results.

NOTE 2.   BASIS FOR CONSOLIDATION:

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

NOTE 3.   DIVIDENDS TO BENEFICIARIES:

         During the three and six months ended June 30, 1997, PMC Commercial declared dividends to its shareholders of beneficial interest of $0.41 and $0.81 per share, respectively.

NOTE 4.     DUE TO AFFILIATE:

         Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Ltd., an affiliated entity (the "Investment

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     DUE TO AFFILIATE:  (CONTINUED)

Manager"), the Company incurred fees of approximately $791,000 for the six months ended June 30, 1997. Of the servicing and advisory fees paid or payable to the Investment Manager as of June 30, 1997, $91,000 has been offset against commitment fees as a direct cost of originating loans.

         Pursuant to the amended Investment Management Agreement, based on terms as defined therein, the quarterly servicing and advisory fee (the "Management Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the Average Quarterly Value of Common Equity Capital or (b) the Average Quarterly Value of All Invested Assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the Average Quarterly Value of All Invested Assets and the Average Quarterly Value of Common Equity Capital. For purposes of calculating the Management Fee, the Average Quarterly Value of Common Equity Capital was not increased by the proceeds received from any public offering of common shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 day period ended December 31, 1996. Beginning January 1, 1997, the Average Quarterly Value of Common Equity Capital includes $34.5 million of proceeds received from a public offering of 2,335,000 Common Shares of Beneficial Interest completed by PMC Commercial during July 1996 (the "Offering"). In no event will the aggregate annual fees charged under the amended agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement.

NOTE 5.    NOTES PAYABLE:

         On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "Private Placement") of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, have a stated maturity in 2016, bear interest at the rate of 6.72% per annum and are collateralized by loans contributed by PMC Commercial to the Partnership of which $31.4 million remained outstanding at June 30, 1997. Approximately $25.0 million of Notes remained outstanding at June 30, 1997.

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS:  (CONTINUED)

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

                                     PART I
                             Financial Information

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         PMC Commercial was organized in June 1993. From December 28, 1993 (commencement of operations) through June 30, 1997, PMC Commercial funded an aggregate principal amount (including approximately $1.3 million of purchased loans) of approximately $137.2 million related to 131 loans. During the three and six months ended June 30, 1997, the Company funded loans of approximately $13 million and $27 million, respectively, and collected commitment fees of approximately $94,000 and $379,000, respectively. During the years ended December 31, 1996 and 1995, PMC Commercial originated and funded loans of approximately $40.4 million and $31.7 million, respectively, and collected commitment fees of approximately $1.3 million and $546,000, respectively.

         As of June 30, 1997, the total loan portfolio outstanding was $107.6 million ($105.9 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.0%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Generally, these loans are collateralized by first liens on real estate, and guaranteed by the principals of the businesses financed. Included in principal outstanding at June 30, 1997 is $5.0 million of interim financing which has been advanced pursuant to the Small Business Administration Section 504 Loan Program (the "SBA 504 Program"). Interest rates charged on such advances are comparable to those customarily charged by the Company.

         At June 30, 1997, the Company's loan portfolio consisted of approximately 28% and 12% of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater at June 30, 1997. The Company's loan portfolio was approximately 97% concentrated in the lodging industry at June 30, 1997.

         When originating a loan, PMC Commercial charges a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. The Company had approximately $1.6 million in net unamortized deferred commitment fees at June 30, 1997.

         From inception through June 30, 1997, PMC Commercial experienced no loan charge-offs. At June 30, 1997, no loan was delinquent for a period greater than 60 days.

         All loans originated by PMC Commercial presently provide for fixed interest rates. The weighted average interest rates for loans funded during the six months ended June 30, 1997, and the years ended December 31, 1996, 1995 and 1994 were 10.68%, 10.86%, 11.42% and 11.05%, respectively.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75- 2, a loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company's Board of Trust Managers when significant doubt exists as to the ultimate collectability of one or more loans. The determination of whether significant doubt exists and whether a loss provision is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant loss reserves. At such time as a determination is made that there exists significant doubt as to the ultimate collectability of one or more loans requiring the establishment of a loss reserve, the effect to operating results may be material. At June 30, 1997, the Company had a $40,000 loan loss reserve.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of PMC Commercial's earnings per share data to that of similar entities. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share will not be significant.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         The net income of the Company during the six months ended June 30, 1997 and 1996, was $5.1 million and $2.7 million, $0.83 and $0.75 per share, respectively. The Company's earnings per share during the six months ended June 30, 1997 includes the effect of the issuance of 2,335,000 Common Shares of Beneficial Interest (the "Common Shares") issued pursuant to the Offering in July 1996.

         Interest income - loans increased by $2.2 million (58%), from $3.8 million during the six months ended June 30, 1996, to $6.0 million during the six months ended June 30, 1997. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $37.7 million (59%), from $63.8 million during the six months ended June 30, 1996, to $101.5 million during the six months ended June 30, 1997. The annualized average yields on loans, including all loan fees earned, for the six months ended June 30, 1997 and 1996 were approximately 12.5% and 11.9%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments. During the six months ended June 30, 1997, approximately $9.9 million on 11 loans was paid in full with a corresponding recognition of approximately $186,000 of deferred fee income. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $16,000 and $14,000 during the six months ended June 30, 1997 and 1996, respectively) and the accretion of deferred commitment fees (approximately $359,000 and $115,000 during the six months ended June 30, 1997 and 1996, respectively).

         Interest and dividends - other investments increased by $200,000 (77%), from $259,000 during the six months ended June 30, 1996, to $459,000 during the six months ended June 30, 1997. This increase was due to an increase in funds available for short-term investments resulting from the Private Placement in March 1996 and the Offering in July 1996. The average short-term investments of the Company increased by $7.8 million (84%), from $9.3 million during the six months ended June 30, 1996, to $17.1 million during the six months ended June 30, 1997. The average yields on short-term investments during the six months ended June 30, 1997 and 1996 were approximately 5.4% and 5.6%, respectively.

         Other income increased by $319,000, from $119,000 during the six months ended June 30, 1996, to $438,000 during the six months ended June 30, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late and other loan fees and (iv) miscellaneous collections. This increase was primarily attributable to the collection of $282,000 of prepayment fees on loans prepaid during the six months ended June 30, 1997 (see "Competition"). Additionally, income recognized from the monitoring of construction projects in process increased by $45,000, from $70,000 during the six months ended June 30, 1996, to $115,000 during the six months ended June 30, 1997. This increase was offset by a decrease in income recognized from assumption, modification and extension fees, of $5,000 from $46,000 during the six months ended June 30, 1996, to $41,000 during the six months ended June 30, 1997.

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. The Investment Management Agreement was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of invested assets and from 1.5% to 0.875% of invested assets in excess of beneficiaries' equity. Pursuant to the amended Investment Management Agreement, the Company incurred an aggregate of $791,000 in management fees for the six months ended June 30, 1997. Of the total management fees paid or payable to the Investment Manager during the six months ended June 30, 1997, $91,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $750,000 for the six months ended June 30, 1996. Of the total management fees paid or payable to the Investment Manager during the six months ended June 30, 1996, $143,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $41,000 (prior to offsetting direct costs related to the origination of loans), or 5%, is primarily due to increases in the Company's invested assets and common equity capital. The average invested assets increased by $36.9 million (58%), from $63.8 million during the six months ended June 30, 1996, to $100.7 million during the six months ended June 30, 1997. The average common equity capital increased by $38.3 (78%), from $49.1 million during the six months ended June 30, 1996, to $87.4 million during the six months ended June 30, 1997.

         Legal and accounting fees increased by $12,000 (46%), from $26,000 during the six months ended June 30, 1996, to $38,000 during the six months ended June 30, 1997. This increase is attributable to an increase in corporate legal fees during the six months ended June 30, 1997.

         General and administrative expenses increased by $21,000 (38%), from $56,000 during the six months ended June 30, 1996, to $77,000 during the six months ended June 30, 1997. This increase is primarily attributable to an increase in costs related to: (i) printing and shareholder servicing expenses as a result of the increased number of shareholders of record and (ii) the Company's revolving credit facility during the six months ended June 30, 1997.

         Interest expense during the six months ended June 30, 1997 consisted primarily of interest incurred on the Notes issued pursuant to the Private Placement (approximately $870,000) and interest incurred on borrower advances (approximately $43,000). During the six months ended June 30, 1996, interest expense consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $628,000), interest incurred on the Company's revolving credit facility (approximately $138,000) and interest incurred on borrower advances (approximately $19,000).

         As the Company is currently qualified as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended ("the Code"), there are no provisions in the financial statements for Federal income taxes.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

         The net income of the Company during the three months ended June 30, 1997 and 1996, was $2.8 million and $1.3 million, $0.45 and $0.37 per share, respectively. The Company's earnings per share during the three months ended June 30, 1997 includes the effect of the issuance of 2,335,000 Common Shares issued pursuant to the Offering in July 1996 and pursuant to stock issuances under the Company's Dividend Reinvestment and Share Purchase Plan.

         Interest income - loans increased by $1.2 million (60%), from $2.0 million during the three months ended June 30, 1996, to $3.2 million during the three months ended June 30, 1997. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $39.2 million (59%), from $66.6 million during the three months ended June 30, 1996, to $105.8 million during the three months ended June 30, 1997. The annualized average yields on loans for the three months ended June 30, 1997 and 1996 were approximately 13.3% and 11.9%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments. During the three months ended June 30, 1997, approximately $9.5 million on 10 loans was paid in full with a corresponding recognition of approximately $180,000 of deferred fee income. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $8,000 and $7,000 during the three months ended June 30, 1997 and 1996, respectively) and the accretion of deferred commitment fees (approximately $274,000 and $64,000 during the three months ended June 30, 1997 and 1996, respectively).

         Interest and dividends - other investments decreased by $33,000 (16%), from $205,000 during the three months ended June 30, 1996, to $172,000 during the three months ended June 30, 1997. This decrease was due to a reduction in funds available for short-term investments during the three months ended June 30, 1997. The proceeds from the Private Placement in March 1996 and from the Offering in July 1996 were initially invested in short-term investments and are being used to make loans in accordance with the Company's underwriting criteria. The average short-term investments of the Company decreased by $3.8 million (23%), from $16.2 million during the three months ended June 30, 1996, to $12.4 million during the three months ended June 30, 1997. The average yields on short-term investments during the three months ended June 30, 1997 and 1996 were approximately 5.5% and 5.0%, respectively.

         Other income increased by $276,000, from $62,000 during the three months ended June 30, 1996, to $338,000 during the three months ended June 30, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late and other loan fees and (iv) miscellaneous collections. The increase was primarily due to the collection of $265,000 in prepayment fees on loans prepaid during the three months ended June 30, 1997 (see "Competition"). Additionally, income recognized from the monitoring of construction projects in process increased by $23,000, from $31,000 during the three months ended June 30, 1996, to $54,000 during the three months ended June 30, 1997. This increase was offset by a decrease in income recognized from assumption, modification and extension fees, of $6,000, from $25,000 during the three months ended June 30, 1996, to $19,000 during the three months ended June 30, 1997.

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management

Agreement, the Company incurred an aggregate of $405,000 in management fees for the three months ended June 30, 1997. Of the total management fees paid or payable to the Investment Manager during the three months ended June 30, 1997, $36,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $394,000 for the three months ended June 30, 1996. Of the total management fees paid or payable to the Investment Manager during the three months ended June 30, 1996, $63,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $11,000 (prior to offsetting direct costs related to the origination of loans and the issuance of the Company's Common Shares), or 3%, is primarily due to increases in the Company's invested assets and common equity capital. The average invested assets increased by $38.3 million (57%) from $66.8 million during the three months ended June 30, 1996, to $105.1 million during the three months ended June 30, 1997. The average common equity capital increased by $38.6 million (78%), from $49.6 million during the three months ended June 30, 1996, to $88.2 million during the three months ended June 30, 1997.

         Legal and accounting fees increased by $7,000 (41%), from $17,000 during the three months ended June 30, 1996, to $24,000 during the three months ended June 30, 1997. This increase is attributable to billing of accounting and corporate legal fees during the three months ended June 30, 1997.

         General and administrative expenses increased by $15,000 (48%), from $31,000 during the three months ended June 30, 1996, to $46,000 during the three months ended June 30, 1997. This increase is primarily attributable to an increase in costs related to: (i) printing and shareholder servicing expenses resulting from the increased number of shareholders of record and (ii) the Company's revolving credit facility during the three months ended June 30, 1997.

         Interest expense during the three months ended June 30, 1997 consisted primarily of interest on the Notes issued pursuant to the Private Placement (approximately $425,000) and interest incurred on borrower advances (approximately $18,000). During the three months ended June 30, 1996, interest expense consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $523,000), interest incurred on borrower advances (approximately $8,000), and interest incurred on the Company's revolving credit facility (approximately $2,000).

         As the Company is currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The primary use of PMC Commercial's funds is to originate loans. PMC Commercial also uses funds for the: (i) acquisition of loans from governmental agencies and/or their agents, (ii) payment of dividends to shareholders, (iii) payment of management and advisory fees (in lieu of salaries and other administrative overhead), (iv) payment of general corporate overhead and (v) payment of interest and principal on borrowed funds.

         At June 30, 1997, the Company had $7.5 million of cash and cash equivalents and approximately $31.6 million of loan commitments outstanding to small business concerns in the lodging industry. The weighted average interest rate on these future funding commitments at June 30, 1997 was approximately 10.7%. These commitments include approximately $9.7 million of funding which remains on construction loan commitments outstanding and approximately $6.0 million of loan commitments outstanding relating to SBA 504 Program loans. An additional $7.4 million in commitments made by the Investment Manager had been designated for PMC Commercial at June 30, 1997, with a weighted average interest rate of 10.6%, subject to availability of funds. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, PMC Commercial intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) the securitization and sale of a portion of the loan portfolio, (iv) issuance of debt securities, and/or (v) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company with respect to which the Company will receive no fees. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

         The Company has a credit facility which provides up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At June 30, 1997, the Company had no outstanding borrowings under the credit facility and $20 million available thereunder. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan and through SBA 504 Program loan takeouts. Management anticipates these sources of funds will be adequate to meet its existing obligations.

         On March 12, 1996 the Company completed the Private Placement of approximately $29.5 million of Notes, issued pursuant to a rated structured financing, which are collateralized by the Partnership's commercial loan portfolio. The Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility. Net profit on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72% on $25.0 million outstanding at June 30, 1997) and the rate obtained on loan of these funds (at June 30, 1997, the outstanding loans collateralizing this transaction of $31.4 million have a weighted average coupon of approximately 11.3%). In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique.

         In July 1996, PMC Commercial completed the sale of 2,335,000 Common Shares pursuant to the Offering. The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering.

         After utilization of the funds available as described above, the Company will continue to borrow funds based on a variable rate of interest (short-term borrowings) through its existing credit facility and originate loans at a fixed rate of interest. Loan demand has remained high for the types of loans originated by the Company. The Private Placement and Offering will not provide the Company with sufficient capital to expand the outstanding portfolio at historical growth levels. Accordingly, the Company is seeking additional sources of financing, and it is anticipated that during the latter half of the year, the Company will attempt to structure a financing similar to the Private Placement for proceeds between $30 million to $40 million. There can be no assurance the Company will be able to raise funds through this financing source. If this source of funds is not available, the Company will have to either (i) fully utilize its $20 million revolving credit facility, (ii) increase its revolving credit facility, (iii) issue senior debt and/or (iv) issue Common or Preferred Shares. To the extent none of these financing options are available, the Company will have to slow the rate of increasing the outstanding loan portfolio.

COMPETITION

         PMC Commercial's primary competition comes from banks, financial institutions and franchise loan programs. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. Management of the Company believes that PMC Commercial competes effectively with such entities on the basis of the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision making processes, and the renewal options available to borrowers.

         The Company experienced a 99% increase in loans originated, from $13.6 million during the six months ended June 30, 1996, to $27 million during the six months ended June 30, 1997. However, the Company has experienced some loan prepayment activity during the same period due, in significant part, to increased competition. In management's opinion, there has been an increasing amount of competitor lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria. Consequently, certain loan origination opportunities will not be funded by the Company and prepayment activity may continue. However, it is the intention of management to cushion the effect that this competition has on the Company's loan portfolio by reducing the interest rates offered to a niche group of qualified borrowers that the Company has not historically served. These lower interest rates will be available for borrowers whose related properties; (i) have more seasoned demonstrated debt service coverages and reduced loan-to-value ratios as compared to our present borrowers and (ii) otherwise meet the underwriting criteria established by the Company.

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

                                    PART II
                               Other Information

ITEM 4.            Submission of Matters to a Vote of Security Holders

                   At the Company's Annual Meeting of Shareholders held on May 14, 1997, the following members were elected to the Board of Trust Managers:

                   Andrew S. Rosemore
                   Lance B. Rosemore
                   Irving Munn
                   Roy H. Greenberg
                   Nathan Cohen
                   Martha Greenberg
                   Ira Silver

         The following proposal was approved at the Company's Annual Meeting:

                                                                                                    Abstentions
                                                                Affirmation         Negative        and Broker
                                                                   Votes              Votes         Non-Votes
                                                                -----------         --------        -----------

         To ratify the appointment of Coopers &
         Lybrand L.L.P. as the independent public
         accountants of the Company                               5,599,272           12,456             54,745



ITEM 6.        Exhibits and Reports on Form 8-K

                  A.  Exhibits
                         None

                  B.  Forms 8-K
                         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PMC Commercial Trust

     Date:   08/08/97         \s\ Lance B. Rosemore
           -------------      -------------------------------
                              Lance B. Rosemore
                              President


     Date:   08/08/97         \s\ Barry N. Berlin
           -------------      -------------------------------
                              Barry N. Berlin
                              Chief Financial Officer
                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule