Form 10-Q
period 1997-09-30
PMC COMMERCIAL TRUST /TX
filed 1997-11-12
CIK 908311

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1997

                                            OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                -------     -------

                           Commission File Number        0-22148
                                                 ------------------

                              PMC COMMERCIAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         TEXAS                                         75-6446078
---------------------                    ----------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


     17290 Preston Road, 3rd Floor,
          Dallas, TX 75252                              (972) 349-3200
----------------------------------------        ------------------------------
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

                               YES   X       NO
                                  -------      -------

As of November 3, 1997, Registrant had outstanding 6,333,442 Common Shares of Beneficial Interest, par value $.01 per share.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES




                                     INDEX


PART I.  Financial Information                                            PAGE NO.
                                                                          --------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                     September 30, 1997 (Unaudited) and December 31, 1996    2

                    Consolidated Statements of Income (Unaudited) -
                     Nine Months Ended September 30, 1997 and 1996           3
                     Three Months Ended September 30, 1997 and 1996          4

                    Consolidated Statements of Cash Flows (Unaudited)
                     Nine Months Ended September 30, 1997 and 1996           5

                    Notes to Consolidated Financial Statements (Unaudited)   6

         Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           9

PART II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                        18

                                     PART I

                             Financial Information



ITEM 1.  Financial Statements

                                PMC COMMERCIAL TRUST AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share and per share data)


                                                                                    September 30,   December 31,
                                                                                        1997            1996
                                                                                     ---------       ---------
                             ASSETS                                                 (Unaudited)
Investments:
  Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 109,134       $  91,981
  Cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,708          25,952
  Restricted investments  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,991           2,759
                                                                                     ---------       ---------

Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          116,833         120,692
                                                                                     ---------       ---------

Other assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34              32
  Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .              691             615
  Deferred borrowing costs, net . . . . . . . . . . . . . . . . . . . . . . .              379             376
  Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               35              34
                                                                                     ---------       ---------

Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,139           1,057
                                                                                     ---------       ---------

Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 117,972       $ 121,749
                                                                                     =========       =========

             LIABILITIES AND BENEFICIARIES' EQUITY
Liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  20,094       $  26,648
  Borrower advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,924           4,492
  Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,647           2,495
  Unearned commitment fees  . . . . . . . . . . . . . . . . . . . . . . . . .              909           1,160
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              340             625
  Unearned construction monitoring fees . . . . . . . . . . . . . . . . . . .              124             185
  Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              113             149
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              187             166
                                                                                     ---------       ---------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,338          35,920
                                                                                     ---------       ---------

Beneficiaries' equity:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 6,301,556 and
       6,085,495 shares issued and outstanding at September 30,
       1997 and December 31, 1996, respectively . . . . . . . . . . . . . . .               63              61
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .           89,969          86,249
  Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,041          15,288
  Cumulative dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (23,439)        (15,769)
                                                                                     ---------       ---------

Total beneficiaries' equity . . . . . . . . . . . . . . . . . . . . . . . . .           89,634          85,829
                                                                                     ---------       ---------

Total liabilities and beneficiaries' equity   . . . . . . . . . . . . . . . .        $ 117,972       $ 121,749
                                                                                     =========       =========

Net asset value per share . . . . . . . . . . . . . . . . . . . . . . . . . .        $   14.22       $   14.10
                                                                                     =========       =========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                    PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share data)



                                                                    Nine Months Ended September 30,
                                                                 ------------------------------------
                                                                     1997                   1996
                                                                 ------------            ------------
                                                                             (Unaudited)
Revenues:
  Interest income - loans . . . . . . . . . . . . . . . . .      $     9,126             $      5,941
  Interest and dividends - other investments  . . . . . . .              603                      824
  Other income  . . . . . . . . . . . . . . . . . . . . . .              593                      306
                                                                 -----------             ------------

Total revenues  . . . . . . . . . . . . . . . . . . . . . .           10,322                    7,071
                                                                 -----------             ------------

Expenses:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . .            1,295                    1,301
  Advisory and servicing fees, net  . . . . . . . . . . . .            1,073                      800
  General and administrative  . . . . . . . . . . . . . . .              114                       94
  Provision for loan losses . . . . . . . . . . . . . . . .               50                       --
  Legal and accounting fees . . . . . . . . . . . . . . . .               38                       39
                                                                 -----------             ------------

Total expenses  . . . . . . . . . . . . . . . . . . . . . .            2,570                    2,234
                                                                 -----------             ------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .      $     7,752             $      4,837
                                                                 ===========             ============

Weighted average shares outstanding . . . . . . . . . . . .        6,204,019                4,324,154
                                                                 ===========             ============

Net income per share  . . . . . . . . . . . . . . . . . . .      $      1.25             $       1.12
                                                                 ===========             ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                    PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share data)


                                                 Three Months Ended September 30,
                                               ------------------------------------
                                                   1997                     1996
                                               ------------            ------------
                                                            (Unaudited)
Revenues:
  Interest income - loans . . . . . . . . . .  $      3,126            $      2,186
  Interest and dividends - other investments.           144                     565
  Other income  . . . . . . . . . . . . . . .           155                     187
                                               ------------            ------------

Total revenues  . . . . . . . . . . . . . . .         3,425                   2,938
                                               ------------            ------------

Expenses:
  Interest  . . . . . . . . . . . . . . . . .           397                     516
  Advisory and servicing fees, net  . . . . .           373                     193
  General and administrative  . . . . . . . .            37                      38
  Provision for loan losses . . . . . . . . .            10                      --
  Legal and accounting fees . . . . . . . . .            --                      13
                                               ------------            ------------

Total expenses  . . . . . . . . . . . . . . .           817                     760
                                               ------------            ------------

Net income  . . . . . . . . . . . . . . . . .  $      2,608            $      2,178
                                               ============            ============

Weighted average shares outstanding . . . . .     6,275,213               5,859,901
                                               ============            ============

Net income per share  . . . . . . . . . . . .  $       0.42            $       0.37
                                               ============            ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                    PMC COMMERCIAL TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                   1997             1996
                                                                 --------         --------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,752            4,837
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of discount and fees . . . . . . . . . . . . .       (651)            (542)
      Amortization of organization and borrowing costs . . . .         40               59
      Provision for loan losses  . . . . . . . . . . . . . . .         50               --
      Commitment fees collected, net . . . . . . . . . . . . .        495            1,198
      Construction monitoring fees collected, net  . . . . . .         53              218
      Changes in operating assets and liabilities:
          Accrued interest receivable  . . . . . . . . . . . .        (76)             (74)
          Other assets . . . . . . . . . . . . . . . . . . . .        (44)             (47)
          Interest payable . . . . . . . . . . . . . . . . . .        (37)             (56)
          Borrower advances  . . . . . . . . . . . . . . . . .       (569)           3,089
          Due to affiliates  . . . . . . . . . . . . . . . . .       (285)            (833)
          Other liabilities  . . . . . . . . . . . . . . . . .         23               33
                                                                 --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . .      6,751            7,882
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded . . . . . . . . . . . . . . . . . . . . . . . .    (35,878)         (26,587)
  Principal collected  . . . . . . . . . . . . . . . . . . . .     18,466            5,301
  Investment in restricted investments, net  . . . . . . . . .     (1,232)          (2,503)
                                                                 --------         --------
NET CASH USED IN INVESTING ACTIVITIES  . . . . . . . . . . . .    (18,644)         (23,789)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares . . . . . . . . . .      3,386           36,996
   Proceeds from issuance of notes payable . . . . . . . . . .         --           39,141
   Payment of dividends  . . . . . . . . . . . . . . . . . . .     (7,165)          (4,077)
   Payment of principal on notes payable . . . . . . . . . . .     (6,554)         (19,213)
   Payment of borrowing costs  . . . . . . . . . . . . . . . .         --             (450)
   Payment of issuance costs . . . . . . . . . . . . . . . . .        (16)            (552)
                                                                 --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  . . . . .    (10,349)          51,845
                                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . .    (22,242)          35,938

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . .     25,984              207
                                                                 --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . .   $  3,742         $ 36,145
                                                                 ========         ========
SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested  . . . . . . . . . . . . . . . . . . .   $    352         $    119
                                                                 ========         ========

   Dividends declared, not paid  . . . . . . . . . . . . . . .   $  2,647         $  2,308
                                                                 ========         ========

   Interest paid . . . . . . . . . . . . . . . . . . . . . . .   $  1,286         $  1,306
                                                                 ========         ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.    INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively, the "Company") as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

         The results for the nine months ended September 30, 1997 are not necessarily indicative of future financial results.

NOTE 2.   BASIS FOR CONSOLIDATION:

         On March 7, 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR" or "the Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed to engage in the private placement of debt securities. PMC Commercial Corp. is the general partner of PCR. The consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp. and PCR. PMC Commercial owns 100% of PMC Commercial Corp. and directly or indirectly all of the partnership interests of PCR (see Note 5).

NOTE 3.   DIVIDENDS TO BENEFICIARIES:

         During the three and nine months ended September 30, 1997, PMC Commercial declared dividends to its shareholders of $0.42 and $1.23 per share, respectively.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.     DUE TO AFFILIATE:

         Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Ltd., an affiliated entity (the "Investment Manager"), the Company incurred fees of approximately $1,203,000 for the nine months ended September 30, 1997. Of the servicing and advisory fees paid or payable to the Investment Manager as of September 30, 1997, $130,000 has been offset against commitment fees as a direct cost of originating loans.

         Pursuant to the amended Investment Management Agreement which became effective July 1, 1996, based on terms as defined therein, the quarterly servicing and advisory fee (the "Management Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the Average Quarterly Value of Common Equity Capital or (b) the Average Quarterly Value of All Invested Assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the Average Quarterly Value of All Invested Assets and the Average Quarterly Value of Common Equity Capital. For purposes of calculating the Management Fee, the Average Quarterly Value of Common Equity Capital was not increased by the proceeds received from any public offering of common shares by the Company (other than pursuant to the Company's dividend reinvestment plan) during the 180 day period ended December 31, 1996. Beginning January 1, 1997, the Average Quarterly Value of Common Equity Capital includes $34.5 million of proceeds received from a public offering of 2,335,000 Common Shares of Beneficial Interest completed by PMC Commercial during July 1996 (the "Offering"). The Investment Management Agreement provides that in no event will the aggregate annual fees charged under the amended agreement be greater than that which would have been charged had there been no amendment thereto.

NOTE 5.    NOTES PAYABLE:

         On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "Private Placement") of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, have a stated maturity in 2016, bear interest at the rate of 6.72% per annum and are collateralized by loans contributed by PMC Commercial to the Partnership of which $28.8 million remained outstanding at September 30, 1997. Approximately $20.1 million of Notes remained outstanding at September 30, 1997.

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

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6.   RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's earnings per share will not be significant.

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

                                    PART I
                             Financial Information


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         PMC Commercial was organized in June 1993. From December 28, 1993 (commencement of operations) through September 30, 1997, PMC Commercial funded an aggregate principal amount (including approximately $1.3 million of purchased loans) of approximately $146.4 million related to 137 loans. During the three and nine months ended September 30, 1997, the Company funded loans of approximately $9 million and $36 million, respectively, and collected commitment fees of approximately $116,000 and $495,000, respectively. During the years ended December 31, 1996 and 1995, PMC Commercial originated and funded loans of approximately $40.4 million and $31.7 million, respectively, and collected commitment fees of approximately $1.3 million and $546,000, respectively.

         As of September 30, 1997, the total loan portfolio outstanding was $110.9 million ($109.1 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 11.0%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. Generally, these loans are collateralized by first liens on real estate and guaranteed by the principals of the businesses financed. Included in principal outstanding at September 30, 1997 is $4.5 million of interim financing which has been advanced pursuant to the Small Business Administration Section 504 Loan Program (the "SBA 504 Program"). Interest rates charged on such advances are comparable to those customarily charged by the Company.

         At September 30, 1997, the Company's loan portfolio consisted of approximately 27% and 11% of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater at September 30, 1997. The Company's loan portfolio was approximately 97% concentrated in the lodging industry at September 30, 1997.

         When originating a loan, PMC Commercial charges a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. The Company had approximately $1.6 million in net unamortized deferred commitment fees at September 30, 1997.

         From inception through September 30, 1997, PMC Commercial experienced no loan charge-offs. At September 30, 1997, no loan was delinquent for a period greater than 60 days.

         All loans originated by PMC Commercial presently provide for fixed interest rates. The weighted average interest rates for loans funded during the nine months ended September 30, 1997, and the years ended December 31, 1996, 1995 and 1994 were 10.71%, 10.86%, 11.42%, and 11.05%, respectively.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company's Board of Trust Managers when significant doubt exists as to the ultimate collectability of one or more loans. The determination of whether significant doubt exists and whether a loss provision is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant loss reserves. At such time as a determination is made that there exists significant doubt as to the ultimate collectability of one or more loans requiring increases to the loss reserve, the effect to operating results may be material. At September 30, 1997, the Company had a $50,000 loan loss reserve.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         The net income of the Company during the nine months ended September 30, 1997 and 1996, was $7.8 million and $4.8 million, $1.25 and $1.12 per share, respectively. The Company's earnings per share during the nine months ended September 30, 1997 and 1996 includes the effect of the issuance of 2,335,000 of the Company's common shares of beneficial interest (the "Common Shares") issued pursuant to the Offering in July 1996 and pursuant to stock issuances under the Company's Dividend Reinvestment and Share Purchase Plan. Accordingly, the Company's weighted average shares outstanding increased by 43%, from 4,324,154 during the nine months ended September 30, 1996 to 6,204,019 during the nine months ended September 30, 1997.

         Interest income - loans increased by $3.2 million (54%), from $5.9 million during the nine months ended September 30, 1996, to $9.1 million during the nine months ended September 30, 1997. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average monthly invested assets in loans to small businesses increased by $35.6 million (53%), from $67.5 million during the nine months ended September 30, 1996, to $103.1 million during the nine months ended September 30, 1997. The annualized average yields on loans, including all loan fees earned, for the nine months ended September 30, 1997 and 1996 were approximately 12.4% and 12.1%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments. During the nine months ended September 30, 1997, approximately $13.5 million on 14 loans was paid in full with a corresponding recognition of approximately $253,000 of deferred fee income. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $24,000 and $22,000 during the nine months ended September 30, 1997 and 1996, respectively) and the accretion of deferred commitment fees (approximately $513,000 and $191,000 during the nine months ended September 30, 1997 and 1996, respectively).

         Interest and dividends - other investments decreased by $221,000 (27%), from $824,000 during the nine months ended September 30, 1996, to $603,000 during the nine months ended September 30, 1997. This decrease was due to a reduction in funds available for short-term investments during the nine months ended September 30, 1997. The proceeds from the Private Placement in March 1996 and from the Offering in July 1996 were initially invested in short-term investments and are being used to make loans in accordance with the Company's underwriting criteria. The average monthly short-term investments of the Company decreased by $7.2 million (32%), from $22.2 million during the nine months ended September 30, 1996, to $15.0 million during the nine months ended September 30, 1997. The average yields on short-term investments during the nine months ended September 30, 1997 and 1996 were approximately 5.4% and 5.0%, respectively.

         Other income increased by $287,000 (94%), from $306,000 during the nine months ended September 30, 1996, to $593,000 during the nine months ended September 30, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. This increase was primarily attributable to an increase in income recognized from prepayment fees of $275,000, from $72,000 during the nine months ended September 30, 1996 to $347,000 during the nine months ended September 30, 1997. Additionally, income recognized from the monitoring of construction projects in process increased by $43,000, from $109,000 during the nine months ended September 30, 1996, to $152,000 during the nine months ended September 30, 1997. This increase was offset by a decrease in income recognized from assumption, modification and extension fees of $18,000, from $112,000 during the nine months ended September 30, 1996, to $94,000 during the nine months ended September 30, 1997.

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. The Investment Management Agreement was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of invested assets and from 1.5% to 0.875% of invested assets in excess of beneficiaries' equity. Pursuant to the amended Investment Management Agreement, the Company incurred an aggregate of approximately $1.2 million in management fees for the nine months ended September 30, 1997. Of the total management fees paid or payable to the Investment Manager during the nine months ended
September 30, 1997, $130,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were approximately $1.3 million for the nine months ended September 30, 1996, $251,000 of which were incurred as a cost of the Offering. Of the total management fees paid or payable to the Investment Manager during the nine months ended September 30, 1996, $220,000 was offset against commitment fees as a direct cost of originating loans and the $251,000 described above was offset against additional paid-in capital. The decrease in investment management fees of approximately $100,000 (prior to offsetting direct costs related to the origination of loans), or 8%, is primarily due to the $251,000 of costs incurred during the nine months ended September 30, 1996 related to the Offering. This decrease is offset by increased fees resulting from increases in the Company's invested assets and common equity capital. The average quarterly invested assets increased by $27.4 million (36%), from $75.4 million during the nine months ended September 30, 1996, to $102.8 million during the nine months ended September 30, 1997. The average quarterly common equity capital increased by $37.3 (73%), from $50.8 million during the nine months ended September 30, 1996, to $88.1 million during the nine months ended September 30, 1997.

         Legal and accounting fees decreased by $1,000 (3%), from $39,000 during the nine months ended September 30, 1996, to $38,000 during the nine months ended September 30, 1997. This decrease is attributable to the billing of accounting and corporate legal fees during the nine months ended September 30, 1996.

         General and administrative expenses increased by $20,000 (21%), from $94,000 during the nine months ended September 30, 1996, to $114,000 during the nine months ended September 30, 1997. This increase is primarily attributable to an increase in costs related to: (i) printing and shareholder servicing expenses as a result of the increased number of shareholders of record and (ii) the Company's revolving credit facility during the nine months ended September 30, 1997.

         Interest expense during the nine months ended September 30, 1997 consisted primarily of interest incurred on the Notes issued pursuant to the Private Placement (approximately $1.2 million) and interest incurred on borrower advances (approximately $64,000). During the nine months ended September 30, 1996, interest expense consisted primarily of interest incurred on the Notes issued pursuant to the Private Placement (approximately $1.1 million), interest incurred on the Company's revolving credit facility (approximately $138,000), amortization of deferred borrowing costs (approximately $53,000) and interest incurred on borrower advances (approximately $24,000).

         As the Company is currently qualified as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended ("the Code"), there are no provisions in the financial statements for Federal income taxes.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         The net income of the Company during the three months ended September 30, 1997 and 1996, was $2.6 million and $2.2 million, $0.42 and $0.37 per share, respectively. The Company's weighted average shares outstanding increased by 7%, from 5,859,901 during the three months ended September 30, 1996 to 6,275,213 during the three months ended September 30, 1997.

         Interest income - loans increased by $900,000 (41%), from $2.2 million during the three months ended September 30, 1996, to $3.1 million during the three months ended September 30, 1997. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average monthly invested assets in loans to small businesses increased by $31.8 million (43%), from $74.7 million during the three months ended September 30, 1996, to $106.5 million during the three months ended September 30, 1997. The annualized average yields on loans for the three months ended September 30, 1997 and 1996 were approximately 12.2% and 12.4%, respectively. The decreased yield was primarily due to a reduction in rates charged on new loans. During the three months ended September 30, 1997, approximately $3.6 million on 3 loans was paid in full with a corresponding recognition of approximately $67,000 of deferred fee income. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $8,000 during both of the three month periods ended September 30, 1997 and 1996) and the accretion of deferred commitment fees (approximately $154,000 and $76,000 during the three months ended September 30, 1997 and 1996, respectively).

         Interest and dividends - other investments decreased by $421,000 (75%), from $565,000 during the three months ended September 30, 1996, to $144,000 during the three months ended September 30, 1997. This decrease was due to a reduction in funds available for short-term investments during the three months ended September 30, 1997. The proceeds from the Private Placement in March 1996 and from the Offering in July 1996 were initially invested in short-term investments and are being used to make loans in accordance with the Company's underwriting criteria. The average monthly short-term investments of the Company decreased by $32.6 million (77%), from $42.6 million during the three months ended September 30, 1996, to $10.0 million during the three months ended September 30, 1997. The average yields on short-term investments during the three months ended September 30, 1997 and 1996 were approximately 5.7% and 5.3%, respectively.

         Other income decreased by $32,000 (17%), from $187,000 during the three months ended September 30, 1996, to $155,000 during the three months ended September 30, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment penalties, (iii) late and other loan fees and (iv) miscellaneous collections. The decrease was primarily due to a decrease in income recognized from assumption, modification and extension fees of $16,000, from $69,000 during the three months ended September 30, 1996, to $53,000 during the three months ended September 30, 1997. Additionally, income recognized from the monitoring of construction projects in process decreased by $2,000, from $39,000 during the three months ended September 30, 1996, to $37,000 during the three months ended September 30, 1997, and income recognized from prepayment fees decreased by $7,000, from $72,000 during the three months ended September 30, 1996, to $65,000 during the three months ended September 30, 1997.

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the Investment Management Agreement, the Company incurred an aggregate of $412,000 in management fees for the three months ended September 30, 1997. Of the total management fees paid or payable to the Investment Manager during the three months ended September 30, 1997, $39,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $520,000 for the three months ended September 30, 1996, $251,000 of which were incurred as a cost of the Offering. Of the total management fees paid or payable to the Investment Manager during the three months ended September 30, 1996, $76,000 was offset against commitment fees as a direct cost of originating loans and the $251,000 described above was offset against additional paid-in capital. The decrease in investment management fees of $108,000 (prior to offsetting direct costs related to the origination of loans and the issuance of the Company's Common Shares), or 21%, is primarily due to the $251,000 of costs incurred during the three months ended September 30, 1996 related to the Offering. This decrease is offset by increased fees resulting from increases in the Company's invested assets and common equity capital. The average quarterly invested assets increased by $32.1 million (43%), from $75.4 million during the three months ended September 30, 1996, to $107.5 million during the three months ended September 30, 1997. The average quarterly common equity capital increased by $38.6 million (76%), from $50.8 million during the three months ended September 30, 1996, to $89.4 million during the three months ended September 30, 1997.

         Legal and accounting fees decreased by $13,000 (79%) during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease is attributable to the billing of accounting and corporate legal fees during the three months ended September 30, 1996.

         General and administrative expenses decreased by $1,000 (3%), from $38,000 during the three months ended September 30, 1996, to $37,000 during the three months ended September 30, 1997. This decrease is attributable to reduced miscellaneous operating expenses incurred during the three months ended September 30, 1997.

         Interest expense during the three months ended September 30, 1997 consisted primarily of interest on the Notes issued pursuant to the Private Placement (approximately $365,000) and interest incurred on borrower advances (approximately $21,000). During the three months ended September 30, 1996, interest expense consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $488,000), the amortization of deferred borrowing costs (approximately $23,000), and interest incur$5,000).

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

         At September 30, 1997, the Company had $3.7 million of cash and cash equivalents and approximately $33.8 million of loan commitments outstanding to small business concerns primarily in the lodging industry. The weighted average interest rate on these future funding commitments at

September 30, 1997 was approximately 10.5%. These commitments include approximately $9.6 million of funding which remains on construction loan commitments outstanding and approximately $5.9 million of loan commitments outstanding relating to SBA 504 Program loans. An additional $2.7 million in commitments made by the Investment Manager had been designated for PMC Commercial at September 30, 1997, subject to availability of funds. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, PMC Commercial intends to use: (i) its short-term credit facility as described below, (ii) the placement of long-term borrowings, (iii) the securitization and sale of a portion of the loan portfolio, (iv) the issuance of debt securities, and/or (v) the offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares"). Pursuant to the Investment Management Agreement, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company with respect to which the Company will receive no fees. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

         The Company has a credit facility which provides up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At September 30, 1997, the Company had no outstanding borrowings under the credit facility and $20 million available thereunder. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan and through SBA 504 Program loan takeouts. Management anticipates these sources of funds will be adequate to meet its existing obligations.

         On March 12, 1996 the Company completed the Private Placement of approximately $29.5 million of Notes, issued pursuant to a rated structured financing, which are collateralized by the Partnership's commercial loan portfolio. Net profit on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72% on $20.1 million outstanding at September 30, 1997) and the rate obtained on loan of these funds (at September 30, 1997, the outstanding loans collateralizing this transaction of $28.8 million have a weighted average coupon of approximately 11.3%). In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique.

         In July 1996, PMC Commercial completed the sale of 2,335,000 Common Shares pursuant to the Offering. The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering.

         After utilization of the funds available as described above, the Company will continue to borrow funds based on a variable rate of interest (short-term borrowings) through its existing credit facility and originate loans at a fixed rate of interest. The Private Placement and Offering will not provide the Company with sufficient capital to expand the outstanding portfolio at historical growth levels. Accordingly, the Company is currently evaluating additional sources of financing and expects to structure a financing similar to the Private Placement for proceeds between $30 million to $40 million during the first quarter of 1998. There can be no assurance the Company will be able to complete this financing. If this source of funds is not available, the Company will have to either (i) fully utilize its $20 million revolving credit facility, (ii) increase its revolving credit facility, (iii) issue senior debt and/or (iv) issue Common or Preferred Shares. To the extent none of these financing options are available, the Company will have to slow the rate of increasing the outstanding loan portfolio.

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

         The Company experienced a 33% increase in loans originated, from $27 million during the nine months ended September 30, 1996, to $36 million during the nine months ended September 30, 1997. However, the Company has experienced some loan prepayment activity during the same period due, in significant part, to increased competition. In management's opinion, there has been an increasing amount of competitor lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria. Consequently, certain loan origination opportunities will not be funded by the Company and prepayment activity may continue. However, it is the intention of management to cushion the effect that this competition has on the Company's loan portfolio by reducing the interest rates offered to a niche group of qualified borrowers that the Company has not historically served. These lower interest rates will be available for borrowers whose related properties; (i) have more seasoned demonstrated debt service coverages and reduced loan-to-value ratios as compared to our present borrowers and (ii) otherwise meet the underwriting criteria established by the Company.

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

                                    PART II
                               Other Information

ITEM 6.            Exhibits and Reports on Form 8-K

                   A.  Exhibits

                         None

                   B.  Forms 8-K

                         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PMC Commercial Trust

     Date:    11/12/97                            /s/ Lance B. Rosemore
          --------------                          ---------------------
                                                  Lance B. Rosemore
                                                  President


     Date:    11/12/97                            /s/ Barry N. Berlin
          --------------                          ----------------------
                                                  Barry N. Berlin
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                  EXHIBIT
   -------                                 -------


     27                             Financial Data Schedule