Form 10-K405
period 1997-12-31
PMC COMMERCIAL TRUST /TX
filed 1998-03-26
CIK 908311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 1997

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

              17290 PRESTON ROAD, 3RD FLOOR, DALLAS, TX 75252 (972)
                349-3200 (Address of principal executive offices)
                         (Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on February 27, 1998 as reported on the American Stock Exchange, was approximately $125 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 1998, Registrant had outstanding 6,459,529 Common Shares of Beneficial Interest.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998 are incorporated by reference into Part III.

                              PMC COMMERCIAL TRUST
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

           -----------------------------------------------------------


                                TABLE OF CONTENTS

                                                                                                     Form
                                                                                                     10-K
                                                                                                     Report
Item                                                                                                 Page
----                                                                                                 ----
                                                  PART I

   1.    Business ..................................................................................     1
   2.    Properties.................................................................................    11
   3.    Legal Proceedings..........................................................................    11
   4.    Submission of Matters to a Vote of Security Holders........................................    11

                                                  PART II

   5.    Market for the Registrant's  Common Equity and Related Shareholder Matters................     12
   6.    Selected Consolidated Financial Data......................................................     13
   7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................     14
   7A.   Quantitative and Qualitative Disclosures about Market Risk................................     20
   8.    Consolidated Financial Statements and Supplementary Data..................................     21
   9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................................     21

                                                  PART III

  10.    Directors and Executive Officers of the Registrant........................................     22
  11.    Executive Compensation....................................................................     22
  12.    Security Ownership of Certain Beneficial Owners and Management............................     22
  13.    Certain Relationships and Related Transactions............................................     22

                                                   PART IV

  14.    Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K............................................................................     23

  Glossary.........................................................................................     24
  Signatures.......................................................................................     25
  Consolidated Financial Statements ...............................................................     F-1
  Exhibits.........................................................................................     E-1

                                     PART I

ITEM 1.         BUSINESS

GENERAL

         PMC Commercial Trust (the "Company") is a commercial lender that originates loans to small business enterprises, which loans are primarily collateralized by first liens on real estate of the related business. The Company lends primarily to borrowers who operate in the lodging industry. The Company also targets commercial real estate, service, retail and manufacturing industries. The Company was formed on June 4, 1993 and commenced operations on December 28, 1993 as a real estate investment trust ("REIT") pursuant to the Texas Real Estate Investment Trust Act. The Company generates income from interest payments and other related fee income from its lending activities. The investments of the Company are managed pursuant to an investment management agreement with PMC Advisers, LTD ("PMC Advisers" or the "Investment Manager"), an indirect wholly-owned subsidiary of PMC Capital, Inc. ("PMC Capital"). The Company is an affiliate of PMC Capital, which primarily engages in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the Small Business Administration (the"SBA"). In addition to its lending activities, the Company is pursuing investment opportunities through the ownership of commercial properties. It is anticipated that many of these investments will also be in the lodging industry. Capitalized terms not otherwise defined herein shall have the meanings set forth in the Glossary.

         The Company's principal business objective is to maximize shareholders' returns by expanding its loan portfolio while adhering to its underwriting criteria as well as through property ownership. The Company currently has four principal strategies to achieve this objective. First, the Company expects to continue to benefit from the established customer base of PMC Capital due to the referral system available through PMC Advisers. Many of the Company's existing and potential borrowers have other projects that are currently financed by PMC Capital; however, PMC Capital's borrowers' financing needs have grown over time and now exceed the limitations set for SBA approved loan programs. In addition, borrowers who have financial strength and stability in excess of the SBA loan program criteria represent lending opportunities. Second, the Company is seeking to expand its relationship with national hotel and motel franchisors to secure a consistent flow of lending opportunities. Third, the Company will continue to obtain cost-effective financing to maximize its growth through structured financing arrangements and other funding sources. Fourth, the Company intends to selectively invest in commercial real estate. In 1996, the Company completed a private placement (the "Private Placement") of $29,500,000 of Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes") through a special purpose affiliate of the Company, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the "Partnership"). The Company owns, directly or indirectly, all of the interests in the Partnership. In connection with the private placement, the Notes received a "AA" rating from Duff & Phelps Credit Rating Co.

LOAN ORIGINATIONS

         To date, the Company has primarily been a lender to small business owners in the lodging industry. The majority of the Company's loans in the lodging industry are to owner-operated facilities generally under national hotel or motel franchises. As of December 31, 1997, (i) 95.7% of the Company's outstanding loan portfolio consisted of loans for the acquisition, renovation and construction of hotels, and (ii) Holiday Inn, Days Inn and Comfort Inn franchisees accounted for 22.9%, 14.8% and 12.9%, respectively, of the Company's outstanding loan portfolio.

         The Company operates from the offices of the Investment Manager in Texas, Georgia and Arizona, and management anticipates the Company will conduct operations from any future office of the Investment Manager. The Investment Manager receives loan referrals from PMC Capital and solicits loan applications on behalf of the Company from borrowers, through personal contacts, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. The Company is not responsible for any compensation to PMC Capital for loan referrals. In addition, the Company has generated a significant percentage of loans through referrals from lawyers, accountants, real estate brokers, loan brokers and existing borrowers. In some instances, the Company may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan. Through

December 31, 1997, the Company has not made or committed to any such payment.

         The Investment Manager, PMC Capital and the Company have entered into a loan origination agreement (the "Loan Origination Agreement") designed to avoid conflicts of interest regarding the loan origination function. The Loan Origination Agreement generally requires that loans which meet the Company's underwriting criteria be funded by the Company, provided that funds are available. In such event, loans will not be made by PMC Capital other than: (i) loans in an original principal amount not exceeding $1.1 million which qualify for the SBA Section 7(a) or small business investment company ("SBIC") loan programs utilized by its subsidiaries and (ii) bridge loans to be refinanced by PMC Capital through the SBA Section 7(a) loan program (the "SBA 7(a) Program") upon approval of the SBA loan application. Generally, the Company originates loans to borrowers who exceed one or more of the limitations applicable to the SBA Section 7(a) Program and SBIC loan programs utilized by PMC Capital's subsidiaries. The Company will not originate loans in principal amounts less than $1.1 million which qualify for SBA Section 7(a) Program or SBIC loan programs unless PMC Capital is unable to originate such loans because of insufficient available funds.

         All prospective investments are considered by the Investment Manager for investment by the Company. In the event that the Company does not have available funds, lending opportunities presented to the Company may be originated by PMC Capital or its subsidiaries.

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

LENDING ACTIVITIES

         During the years ended December 31, 1997 and 1996, the Company closed loans to 33 and 32 borrowers, respectively. Aggregate fundings for the years ended December 31, 1997 and 1996 were approximately $43.1 million and $40.4 million, respectively, and collected commitment fees of approximately $754,000 and $1.6 million, respectively.

         Approximately 27% of the Company's loan portfolio as of December 31, 1997 consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater of the loan portfolio at December 31, 1997. At December 31, 1996, approximately 32% of the Company's loan portfolio consisted of loans to borrowers in Texas. The Company's loan portfolio was approximately 96% and 97% concentrated in the lodging industry at December 31, 1997 and 1996, respectively.

         When originating a loan, the Company charges a commitment fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. The Company had approximately $1.5 million and $1.4 million in net unamortized deferred commitment fees at December 31, 1997 and 1996, respectively.

LOAN PORTFOLIO

         From December 28, 1993 (commencement of operations) through December 31, 1997, the Company has funded an aggregate principal amount (including purchased loans) of approximately $153.4 million related to 147 loans. The weighted average interest rate for the Company's loans outstanding as of December 31, 1997 was 10.9%.

         All loans are paying as agreed, except for one (see "Delinquency and Collections"). From inception through December 31, 1997, the Company has not experienced any charge-offs.

         All loans originated by the Company presently provide for fixed interest rates. The weighted average interest rates for loans funded during the years ended December 31, 1997, 1996, 1995 and 1994 and in the period from commencement of operations (December 28, 1993) to December 31, 1993 were 10.68%, 10.86%, 11.42%, 11.05% and 11.50%, respectively. The following table sets forth the interest rates charged under the Company's portfolio for the loans originated for the period from inception to December 31, 1993 and the years ended December 31, 1994, 1995, 1996 and 1997.


          INTEREST RATES AND PRINCIPAL AMOUNTS OF LOANS ORIGINATED (2)
                                 (IN THOUSANDS)
                                                               INTEREST RATES
                                 -----------------------------------------------------------------------------

  PERIOD ORIGINATED          9.90-10.49%   10.50-10.99%   11.00-11.49%  11.50-11.99%   12.00-12.25%     TOTAL
  ------------------         -----------   ------------   ------------  ------------   -----------    --------
Inception to December 31,
   1993 (1)                   $   --         $   --         $   --        $  3,216      $   --        $  3,216
Year ended December 31,
   1994                           --           19,181          4,263        10,083           131        33,658
Year ended December 31,
   1995                           --            3,562          8,469        19,459           221        31,711
Year ended December 31,
   1996                          3,978         27,102          4,595         4,755          --          40,430
Year ended December 31,
   1997                         10,052         30,481            980         1,616          --          43,129
                              --------       --------       --------      --------      --------      --------
         Total                $ 14,030       $ 80,326       $ 18,307      $ 39,129      $    352      $152,144
                              ========       ========       ========      ========      ========      ========
Percentage of Portfolio            9.2%          52.8%          12.0%         25.7%          0.2%        100.0%
                              ========       ========       ========      ========      ========      ========


---------------------


(1)    The Company commenced operations on December 28, 1993.
(2)    Does not include purchased loans.

         The following table sets forth a breakdown of the Company's loan portfolio at December 31, 1997 to borrowers involved in the lodging (national franchises and independent hotels) and commercial real estate industries:


                                               Principal    Percentage
                                      No. of  Outstanding       of
                                  Properties (In thousands)  Portfolio
                                      -----   ------------   ---------
Holiday Inn ....................        25     $ 25,400        22.9%
Days Inn .......................        14       16,376        14.8%
Comfort Inn ....................        10       14,242        12.9%
Quality Inn ....................         4        6,760         6.1%
Best Western ...................         7        4,743         4.3%
Econolodge .....................         4        4,075         3.7%
Hampton Inn ....................         5        3,588         3.2%
Ramada Inn .....................         3        3,418         3.1%
Wingate Inn ....................         2        2,989         2.7%
Home and Hearth ................         2        2,853         2.6%
Travelodge .....................         3        2,770         2.5%
Howard Johnson .................         3        2,633         2.4%
Sheraton .......................         1        2,475         2.2%
Super 8 ........................         3        2,443         2.2%
Sleep Inn ......................         2        1,954         1.8%
Wellesley Inn ..................         2        1,408         1.3%
Microtel .......................         2        1,279         1.2%
Shoney's Inn ...................         1        1,240         1.1%
Clarion ........................         1        1,128         1.0%
                                  --------     --------     -------

Total of Franchise Affiliates ..        94      101,774        92.0%

Independent Hotels .............         7        4,173         3.7%

Commercial Real Estate .........         4        4,795         4.3%
                                  --------     --------     -------
Total ..........................       105     $110,742       100.0%
                                  ========     ========     =======



                  LOANS ORIGINATED OR PURCHASED BY QUARTER (1)


                                     1997             1996          1995        1994
                                   ---------       ---------      ---------    -------
                                                        (IN THOUSANDS)
First Quarter...................    $13,955         $ 4,830        $ 9,328     $ 7,039
Second Quarter..................     12,795           8,801         11,110      13,594
Third Quarter...................      9,128          12,955          4,441       6,471
Fourth Quarter..................      7,251          13,844          6,832       7,879
                                    -------         -------        -------     -------
                                    $43,129         $40,430        $31,711     $34,983
                                    =======         =======        =======     =======

---------------

(1) The Company commenced operations on December 28, 1993 and funded a $3.2 million loan in the period from commencement of operations through December 31, 1993.

The following table sets forth the amount of the Company's loans originated and repaid for the period and years indicated:


                                                                                               PERIOD FROM
                                                                                             DECEMBER 28, 1993
                                                                                              (COMMENCEMENT
                                                                    YEARS ENDED               OF OPERATIONS)
                                                                    DECEMBER 31,                    TO
                                               ----------------------------------------------   DECEMBER  31,
                                                 1997        1996         1995        1994         1993
                                               --------    -------      --------     --------    ---------
                                                                      (IN THOUSANDS)
Loans receivable - beginning of period ....   $  91,981    $  59,129    $  32,694    $   3,119    $    --
Loans originated or purchased .............      43,129       40,430       31,711       34,983        3,216
Loan repayments (1) .......................     (25,843)      (7,181)      (4,992)      (4,862)        --
Other adjustments (2) .....................        (135)        (397)        (284)        (546)         (97)
                                              ---------    ---------    ---------    ---------    ---------

Loans receivable - end of period ..........   $ 109,132    $  91,981    $  59,129    $  32,694    $   3,119
                                              =========    =========    =========    =========    =========


---------------

(1) Includes the payoff on certain SBA 504 program loans (see "SBA Section 504 Program") and prepaid loans.
(2) Includes effect of amortization of loans purchased at a discount and commitment fees collected which are accounted for in accordance with SFAS No. 91.

OPERATIONS

       During the year ended December 31, 1997, the Company increased its loan portfolio under management through the continued utilization of proceeds from the issuance of the Notes, a public offering of common shares of beneficial interest ("Common Shares") completed in July 1996 and proceeds from borrowings under the Company's credit facility.


       On March 12, 1996, the Partnership completed the Private Placement. The Company owns, directly or indirectly, all of the interests of the Partnership. The Notes, issued at par, which have a stated maturity in 2016 and bear interest at the rate of 6.72% per annum, were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the Partnership. In connection with the Private Placement, the Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The contributed loans were originated or purchased by the Company in accordance with its lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment. The net proceeds from the issuance of the Notes (approximately $27.1 million after giving effect to costs of $450,000 and a $1.9 million initial reserve deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the Partnership. The Company used approximately $10.3 million of such proceeds to pay down outstanding borrowings under its credit facility and the remainder to originate loans in accordance with its underwriting criteria. At December 31, 1997, the Company had utilized all proceeds from the Private Placement.

       On July 2, 1996, the Company completed the sale of two million Common Shares in a public offering and 60,000 Common Shares directly to certain officers and trust managers of the Company. The net proceeds to the Company from these issuances were $30.4 million. In July 1996, the Company sold an additional 275,000 Common Shares pursuant to the exercise of the over-allotment option by the underwriters of the offering, for additional net proceeds of approximately $4.1 million (collectively with the previous issuances, the "Offering"). The proceeds of the Offering were used to originate additional loans in accordance with the Company's underwriting criteria. In connection with the Offering, the Company incurred approximately $547,000 in costs which were offset against additional paid-in capital at the time of the Offering.

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

         Pursuant to management's investment policies, at least 75% of the Company's assets must be utilized to fund the Primary Investments. In addition, the Company may utilize a maximum of 25% of its assets to (i) purchase from certain governmental agencies and other sellers, loans on which payments are current at the time of the Company's commitment to purchase such loans and which meet the Company's underwriting criteria, (ii) invest in other commercial loans collateralized by real estate, and (iii) invest in real estate (collectively, the "Other Investments"), provided that such Other Investments do not affect the ability of the Company to maintain its qualification as a REIT for Federal income taxes purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Management of the Company has broad discretion in evaluating and pursuing investment opportunities, and the Company's investment policies may be modified or amended by the Company's Board of Trust Managers at any time without shareholder approval.


LOAN PORTFOLIO CHARACTERISTICS

         As a result of the application of the Company's underwriting criteria, at December 31, 1997 the Company's loan portfolio had the following characteristics:

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

         Set forth below is certain information regarding the Company's portfolio as of December 31, 1997:

         a. The Company had 117 loans outstanding with an aggregate principal amount outstanding of approximately $110.8 million.

         b. All loans were paying as agreed except for one loan with a principal balance outstanding at December 31, 1997 of approximately $784,000. No other loans were more than 30 days delinquent.

         c. Borrowers are principally involved in the lodging industry (95.7%). The remainder of the loan portfolio is comprised of four loans in the commercial office rental market.

         d. The Company has not loaned more than 10% of its assets to any single borrower.

         e. All originated loans provide for interest payments at fixed rates.

         f. All originated loans, other than bridge loans for the SBA Section 504 program (the "SBA 504 Program"), have original maturities ranging from five to 20 years which may be extended, subject to certain conditions, by mutual agreement of the Company and the borrower until the loan is fully amortized if such amortization period exceeds the stated maturity.

         g. Originated loans, other than SBA 504 Program loans, provide for scheduled amortization (ranging from six to 20 years). Substantially all Real Estate Loans have balloon payment requirements (which may be extended at maturity, subject to certain conditions, by mutual agreement of the Company and the borrower) and entitle the borrower to prepay all or part of the principal amount, subject to a prepayment penalty.

         h. The weighted average remaining maturity for the Company's portfolio of loans not including amounts outstanding to be paid off pursuant to the SBA 504 program was approximately 8 years.

DELINQUENCY AND COLLECTIONS

         As of December 31, 1997 the Company had one delinquent loan with a principal balance of approximately $784,000. The loan is collateralized by a 117 room hotel property operating in Michigan and was originated in conjunction with the SBA 504 Program. In the opinion of management, the loan is not deemed to be impaired other than the potential for unrecovered costs of foreclosure, if required.

         Generally, if a borrower fails to make a required monthly payment, the borrower will generally be notified by mail after 10 days and a late fee will generally be assessed. If the borrower has not responded or made full payment within 20 days after the loan becomes delinquent, a second notification letter will be sent. Following such notification, a collection officer will initiate telephone contact. If the borrower has not responded or made full payment within 30 days after the loan becomes delinquent, a third notification letter will be sent and follow-up telephone contact will be made by the collection officer. In the event a borrower becomes 45 days delinquent, a ten day demand letter will be sent to the borrower requiring the loan to be brought current within ten days. After the expiration of the ten day period, the Company may proceed with legal action. The Company's policy with respect to loans which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income. The Company will deliver a default notice and begin foreclosure and liquidation proceedings when it determines that pursuit of these remedies is the most appropriate course of action. The Company continually monitors loans for possible exposure to loss. In its analysis, the Company reviews various factors, including the value of the collateral securing the loan and the borrower's payment history. Based upon this analysis, a loan loss reserve will be established as considered necessary.

  SBA SECTION 504 PROGRAM

         The Company participates as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers an opportunity to enhance the collateral status of loans. The SBA 504 Program provides assistance to small business enterprises in obtaining subordinate long-term financing by guaranteeing debentures available through certified development companies (CDCs) for the purpose of acquiring land, buildings, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender such as the Company, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small business enterprise being assisted. The Company generally requires at least 15% of the equity in a project to be contributed by the principals of the borrower. The first mortgage is not guaranteed by the SBA. Although the total size of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $2.5 million. A business eligible for financing pursuant to the SBA 504 Program must (i) be a for-profit corporation, partnership or proprietorship, (ii) not exceed $6 million in net worth, and (iii) not exceed $2 million in average net income (after Federal income taxes) for each of the previous two years. Financing pursuant to the SBA 504 Program cannot be used for working capital or inventory, consolidating or repaying debt or financing a plant not located in the U.S. or its possessions. As of December 31, 1997, the Company had approximately $3.5 million outstanding which is anticipated to be paid off by permanent subordinated financing provided by the SBA 504 Program.

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

BORROWER ADVANCES

         The Company finances some projects during the construction phase. At December 31, 1997, the Company was in the process of monitoring construction projects with approximately $24.2 million in total commitments, of which $15.6 million had been funded. As part of the monitoring process to verify that the borrower's equity investment is utilized for its intended purpose, the Company holds a portion of the borrower's equity investment. These funds are itemized by category (e.g., interest, inventory, construction contingencies, etc.) and are released by the Company only upon presentation of appropriate documentation relating to the construction project. To the extent possible, these funds are utilized before any related loan proceeds are disbursed. At December 31, 1997, approximately $1.4 million of the borrower advances were to be disbursed on behalf of borrowers and are included as a liability on the accompanying consolidated balance sheet.

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

INVESTMENT MANAGER

       The investments of the Company are managed by PMC Advisers pursuant to the Investment Management Agreement. Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of Common Shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Pursuant to the amended Investment Management Agreement, the Company incurred fees due to PMC Advisers of approximately $251,000 as a cost of issuing its Common Shares in the Offering, which have been offset against additional paid-in capital at the time of the Offering.

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

       Pursuant to the Investment Management Agreement, including amendments, the Company incurred an aggregate of approximately $1.6 million, $1.6 million and $1.2 million in management fees for the years ended December 31, 1997, 1996 and 1995, respectively, $251,000 of which has been offset against additional paid-in capital during 1996 as a cost of the Company completing the Offering in July 1996. Of the total management fees paid or payable to the Investment Manager as of December 31, 1997, 1996 and 1995, $172,500, $318,500 and $244,000,
respectively, have been offset against commitment fees as direct costs of originating loans.

COMPETITION

       The Company's primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. In management's opinion, there has been an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company believes that it competes effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision making processes, and the renewal options available to borrowers.

PREPAYMENT CONSIDERATIONS

       The terms of the loans originated by the Company provide that, subject to certain exceptions and other qualifications, voluntary prepayments of principal of the loans (each, a "Principal Prepayment") are permitted but are required to be accompanied by a specified charge (a "Prepayment Charge") or by a yield maintenance premium (a "Yield Maintenance Premium"), during all of their respective terms to maturity. The Prepayment Charge for each loan as to which Principal Prepayments are required to be accompanied by a Prepayment Charge, at any time of determination, will be equal to the product of the amount of the related Principal Prepayment and the percentage applicable to Principal Prepayments on such Loan at such time of determination.

       Prepayment Charges are either (a) 2% to 5% of the amount of principal being prepaid or (b) 90 days of interest at the stated interest rate applied to the amount of principal being prepaid. Some of the Loans with Prepayment Charges are permitted to prepay principal up to 10% per year of the original loan balance without penalty.

       As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. During the year ended December 31, 1997, the Company received $18.3 million in principal prepayments as compared to $2.2 million during the year ended December 31, 1996. On such prepayments, the Company received the immediate benefit of the prepayment charge, however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings. See"Interest Rate and Prepayment Risk".

INTEREST RATE AND PREPAYMENT RISK

       The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to continue to borrow funds or issue preferred shares of beneficial interest on favorable terms, and there can be no assurance that such borrowings or issuances can in fact be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income and dividend yield and, as a result the market price of the Common Shares. If interest rates decline, the Company may experience significant prepayments, and such prepayments, as well as scheduled repayments, are likely to be reloaned at lower rates, which may have an adverse effect on the Company's business, financial condition and results of operations and on its ability to maintain distributions at the level then existing. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of Principal Prepayments (see "Prepayment Considerations").

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

 ITEM 2. PROPERTIES

         The Company's operations are conducted in the offices of the Investment Manager in Texas, Georgia and Arizona. Rental payments incurred are paid by the Investment Manager pursuant to the Investment Management Agreement.


 ITEM 3. LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that its current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1997.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS


         The Common Shares have been traded on the American Stock Exchange (the "AMEX") under the symbol "PCC" since February 1995 and from December 17, 1993 (the date the Common Shares first began trading) through January 1995 on the Nasdaq National Market under the symbol "PMCTS". On February 28, 1998, there were approximately 750 holders of record of Common Shares and the last reported sales price of the Common Shares was $19.88. The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the Nasdaq National Market and the dividends per share declared by the Company for each such period.


                                                           Regular     Special
                                                          Dividends   Dividends
                                                             Per         Per
Quarter Ended                           High    Low         Share       Share
-------------                           ----    ----        -----     ----------

March 31, 1995.........................$14.00  $11.75       $0.300         --
June 30, 1995..........................$15.13  $12.25       $0.315         --
September 30, 1995.....................$15.13  $13.75       $0.330         --
December 31, 1995......................$17.13  $13.88       $0.355      $0.08

March 31, 1996.........................$17.88  $15.75       $0.370         --
June 30, 1996..........................$17.38  $15.25       $0.380         --
September 30, 1996.....................$16.88  $14.63       $0.385         --
December 31, 1996......................$18.00  $15.88       $0.390      $0.02

March 31, 1997.........................$18.38  $17.00       $0.400         --
June 30, 1997..........................$19.25  $16.63       $0.410         --
September 30, 1997.....................$20.63  $18.00       $0.420         --
December 31, 1997......................$20.75  $18.75       $0.430         --

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for the four years in the period ended December 31, 1997 and for the period from June 4, 1993 (date of inception) to December 31, 1993. The following data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from the consolidated financial statements of the Company audited by Coopers & Lybrand L.L.P., independent public accountants, whose report with respect thereto is included elsewhere in this Form 10-K.


                                                                                                Period From
                                                                                                June 4, 1993
                                                           Years Ended December 31,         (date of inception)
                                       -----------------------------------------------------   to December 31,
                                           1997           1996           1995        1994          1993
                                       -----------    -----------     ----------  ----------    ----------
                                             (in thousands, except share and per share information)
Revenues:
  Interest income-loans............    $   12,378     $    8,528     $    5,610   $    2,289     $        3
  Interest and dividends -  other
     investments...................    $      643     $    1,235     $      325   $    1,222     $       13
  Other income.....................    $      792     $      385     $      295   $      180     $       --
Total revenues ....................    $   13,813     $   10,148     $    6,230   $    3,691     $       16
Expenses:
  Interest ........................    $    1,726     $    1,805     $      222   $       37     $       --
  Advisory and servicing fees, net     $    1,449     $      992     $      945   $      357     $       -- (3)
  Other............................    $      249     $      174     $      167   $       97     $        1
  Total expenses...................    $    3,424     $    2,971     $    1,334   $      491     $        1
Net income.........................    $   10,389     $    7,177     $    4,896   $    3,200     $       15
Weighted average common shares
  outstanding......................     6,242,182      4,755,289      3,451,091    3,430,009      3,099,530
Net income per common share........    $     1.66     $     1.51     $     1.42   $     0.93     $     0.01
Dividends per common share.........    $     1.65     $     1.55     $     1.38   $     1.02     $       -- (3)
Return on average assets (1).......           8.6%           7.6%           8.8%         6.5%    $       -- (3)
Return on average common beneficiaries'
  equity (2).......................          11.9%          11.3%          10.2%         6.9%    $       -- (3)



                                                                      December 31,
                                            ----------------------------------------------------------
                                               1997        1996          1995       1994       1993
                                            ---------   ----------    ----------  --------   ---------
                                                                     (in thousands)
Loans receivable, net...............        $ 109,132    $  91,981    $  59,129   $ 32,694   $   3,119
Total assets........................        $ 115,877    $ 121,749    $  59,797   $ 51,785   $  43,153
Notes payable ......................        $  18,721    $  26,648    $   7,920   $     --   $      --
Beneficiaries' equity...............        $  91,240    $  85,829    $  48,183   $ 47,440   $  42,941
Total liabilities and beneficiaries'
 equity ............................        $ 115,877    $ 121,749    $  59,797   $ 51,785   $  43,153


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was incorporated in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. During the years ended December 31, 1997, 1996 and 1995, the Company originated and funded $43.1 million, $40.4 million and $31.7 million of loans. All of the above loan originations were to corporations and individuals in the lodging industry except for approximately $1.8 million and $800,000 during the years ended December 31, 1997 and 1996, respectively.

         As of December 31, 1997, the total portfolio outstanding was $110.8 million ($109.1 million after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 10.9%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. The annualized average yields on loans, including all loan fees earned, for the years ended December 31, 1997, 1996 and 1995 were approximately 12.4%, 12.1% and 12.1%, respectively. Generally, these loans are collateralized by first liens on real estate and are guaranteed, for all but one loan, by the principals of the businesses financed. Included in principal outstanding at December 31, 1997 are $3.5 million of interim financing which have been advanced pursuant to the SBA 504 Program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. To date, a $60,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. At such time a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
1996

         The net income of the Company during the years ended December 31, 1997 and 1996, was $10.4 million and $7.2 million, $1.66 and $1.51 per share, respectively. The Company's earnings per share during the years ended December 31, 1997 and 1996 includes the effect of the issuance of 2,335,000 of the Company's common shares of beneficial interest (the "Common Shares") issued pursuant to the Offering in July 1996 and pursuant to stock issuances under the Company's Dividend Reinvestment and Share Purchase Plan. Accordingly, the Company's weighted average shares outstanding increased by 31%, from 4,755,289 during the year ended December 31, 1996 to 6,242,182 during the year ended December 31, 1997.

         Interest income - loans increased by $3.9 million (46%), from $8.5 million during the year ended December 31, 1996, to $12.4 million during the year ended December 31, 1997. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average monthly invested assets in loans to small businesses increased by $32.5 million (45%), from $72.5 million during the year ended December 31, 1996, to $105.0 million during the year ended December 31, 1997. The yield was increased during the year ended December 31, 1997 as a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments. During the year ended December 31, 1997, approximately $18.3 million on 18 loans was prepaid in full with a corresponding recognition of approximately $479,000 of deferred fee income. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans (approximately $33,000 and $30,000 during the years ended December 31, 1997 and 1996, respectively) and the accretion of deferred commitment fees (approximately $674,000 and $283,000 during the years ended December 31, 1997 and 1996, respectively).

         Interest and dividends - other investments decreased by $592,000 (48%), from $1,235,000 during the year ended December 31, 1996, to $643,000 during the year ended December 31, 1997. This decrease was due to a reduction in funds available for short-term investments during the year ended December 31, 1997. The proceeds from the Private Placement in March 1996 and from the Offering in July 1996 were initially invested in short-term investments and then used to make loans in accordance with the Company's underwriting criteria. The average monthly short-term investments of the Company decreased by $9.5 million (44%), from $21.7 million during the year ended December 31, 1996, to $12.2 million during the year ended December 31, 1997. The average yields on short-term investments during the years ended December 31, 1997 and 1996 were approximately 5.3% and 5.7%, respectively.

         Other income increased by $407,000 (106%), from $385,000 during the year ended December 31, 1996, to $792,000 during the year ended December 31, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. This increase was primarily attributable to an increase in income recognized from prepayment fees of $383,000, from $87,000 during the year ended December 31, 1996 to $470,000 during the year ended December 31, 1997. Additionally, income recognized from the monitoring of construction projects in process increased by $59,000, from $140,000 during the year ended December 31, 1996, to $199,000 during the year ended December 31, 1997. This increase was offset by a decrease in income recognized from assumption, modification and extension fees of $65,000 , from $119,000 during the year ended December 31, 1996, to $54,000 during the year ended December 31, 1997.

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. The Investment Management Agreement was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of invested assets and from 1.5% to 0.875% of invested assets in excess of beneficiaries' equity. Pursuant to the amended Investment Management Agreement, the Company incurred an aggregate of approximately $1.6 million in management fees for the year ended December 31, 1997. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1997, $172,500 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were approximately $1.6 million for the year ended December 31, 1996, $251,000 of which were incurred as a cost of the Offering. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1996, $318,500 was offset against commitment fees as a direct cost of originating loans and the $251,000 described above was offset against additional paid-in capital. The average quarterly invested assets increased by $31.6 million

(44%), from $72.5 million during the year ended December 31, 1996, to $104.1 million during the year ended December 31, 1997.

         Legal and accounting fees decreased by $2,000 (3%), from $57,000 during the year ended December 31, 1996, to $55,000 during the year ended December 31, 1997.

         General and administrative expenses increased by $17,000 (15%), from $117,000 during the year ended December 31, 1996, to $134,000 during the year ended December 31, 1997. This increase is primarily attributable to an increase in costs related to printing and shareholder servicing expenses as a result of the increased number of shareholders of record.

         Interest expense during the year ended December 31, 1997 consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $1.5 million), amortization of deferred borrowing costs (approximately $95,000) and interest incurred on borrower advances (approximately $83,000). During the year ended December 31, 1996, interest expense consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $1.6 million), interest incurred on the Company's revolving credit facility (approximately $138,000), amortization of deferred borrowing costs (approximately $75,000) and interest incurred on borrower advances (approximately $51,000). The decrease in interest expense from $1.8 million during the year ended December 31, 1996 to $1.7 million during the year ended December 31, 1997 was primarily attributable to the decrease in principal outstanding on the Notes issued pursuant to the private placement.

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

         Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to the Company's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, corporate legal and auditing fees and expenses, the fees and expenses of the Company's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Of the total management fees paid or payable to the Investment Manager during the years ended December 31, 1996 and 1995, $318,500 and $ 244,000, respectively, have been offset against commitment fees as a direct cost of originating loans (the "Direct Costs").

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

CASH FLOW ANALYSIS

         The Company generated $7.0 million and $12.1 million from operating activities during the years ended December 31, 1997 and 1996, respectively. The decrease of $5.1 million (42%) was primarily due to fluctuations in borrower advances which decreased by $6.8 million from a source of $3.8 million in 1996, to a use of $3.0 million in 1997, construction monitoring fees which decreased by $248,000 from a source of $244,000 in 1996, to a use of $4,000 in 1997, and commitment fees which decreased by $701,000 from a source of $1,270,000 in 1996, to a source of $569,000 in 1997. During 1996, the Company originated and began funding several additional construction loans, resulting in the collection of significant additional borrower advances, construction monitoring fees and commitment fees collected. During 1997, these projects were in process with significant outlays of cash necessary to complete. Offsetting the decrease outlined above was net income which increased by $3.2 million (44%) from $7.2 million during the year ended December 31, 1996, to $10.4 million during the year ended December 31, 1997.

         The Company used $20.3 million and $36.0 million through investing activities during the years ended December 31, 1997 and 1996, respectively. The decreased use of funds of $15.7 million was primarily due to an increase of $18.7 million in principal collected on loans during 1997 compared to the year ended December 31, 1996. Loans funded were $43.1 million during the year ended December 31, 1997, as compared to $40.4 million for the year ended December 31, 1996.

         During the year ended December 31, 1997, the Company used $12.7 million from financing activities while during the year ended December 31, 1996 the Company generated $49.7 million. During 1996, the main sources of funds were $29.5 million received from the Notes and $34.5 million received from the completion of the Offering. There were no comparable transactions during the year ended December 31, 1997. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status. Dividends paid increased from $6.3 million during the year ended December 31, 1996, to $9.7 million during the year ended December 31, 1997. This increase of $3.4 million corresponds to the Company's increase in net income.

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

         At December 31, 1997, the Company had approximately $31.4 million of total loan commitments outstanding to 27 small business concerns predominantly in the lodging industry. The weighted average interest rate on these loan commitments at December 31, 1997 was 10.40%. Of those commitments, approximately $8.6 million related to 15 partially funded construction loans. Approximately $3.5 million of funding commitments remained on six SBA 504 Program loans. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings,
(iii) issuance of debt securities, and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares). The Company has a dividend reinvestment and cash purchase plan ("DRP") available to its shareholders (see Note 9 to the accompanying financial statements). During March, 1998 the Company temporarily suspended the optional cash purchase portion of the DRP since the use of leverage is currently more cost effective than the issuance of additional equity. Revisions are currently in process which amend the calculation of the purchase price of the shares issued related to open market purchases under the plan.

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

         By December 31, 1995, the Company had fully utilized the proceeds from its IPO. During 1995, the Company completed an arrangement for a revolving credit facility providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At December 31, 1997, the Company had $300,000 outstanding borrowings under the credit facility and $19.7 million available thereunder. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or SBA 504 loan takeouts. Management anticipates these sources of funds, proceeds from an additional structured sale or securitization of loans and proceeds from loan prepayments will be adequate to meet its existing obligations. It is anticipated that during 1998, the Company will attempt to structure a financing similar to the Private Placement for proceeds between $30 million to $40 million. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company will have to fully utilize its $20 million revolving credit facility, increase its revolving credit facility and/or may have to slow the rate of increasing the outstanding loan portfolio.

         On March 12, 1996 the Company completed the Private Placement of approximately $29.5 million of notes, issued pursuant to a rated structured financing, which are collateralized by the Partnership's commercial loan portfolio. The Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility. Net income on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72%) and the rate obtained on loan of these funds (presently the outstanding portfolio has a weighted average coupon of approximately 11.3%). In July 1996, the Company completed the sale of 2,335,000 Common Shares pursuant to the Offering. The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering. At December 31, 1997, the Company had utilized all proceeds from the Private Placement and the Offering.

         In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See "Business -- Prepayment Consideration" and " -- Interest Rate and Prepayment Risks".

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties including the risks associated with the changing interest rate environment described under the captions "Business - Prepayment Conditions" and " - - Interest Rate and Prepayment Rate". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions (including, without limitation, changes in the interest rates at which the Company can originate loans and borrow funds and the likelihood that the borrowers will repay existing obligations) and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income (SFAS 130)

         In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components.

Disclosures about Segments of an Enterprise and Related Information (SFAS 131)

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements.

YEAR 2000 COMPLIANCE

         The Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for a majority of its payroll data processing, the Company is dependent on the service bureau to be Year 2000 compliant. The service bureau has not yet informed the Company that it is or will be Year 2000 compliant. The Company also uses purchased software programs for a variety of functions, such as for check processing and information resource. The majority of the companies providing these software programs are Year 2000 compliant. The Company uses proprietary software for its collection processing and is in the process of identifying the costs required to update such programs. The cost is not expected to be material. In the event that the Company or any of the Company's significant vendors do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10.   DIRECTORS  AND EXECUTIVE OFFICERS  OF  THE  REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.


ITEM 11.   EXECUTIVE  COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.

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


(b)      Reports on Form 8-K:

                      None

                                    GLOSSARY

         The following terms as used on this Form 10-K are briefly defined below:


Average Annual Value        The book value of total assets of the Company or any
   of All Assets            Person wholly-owned  (directly or indirectly) by the
                            Company determined in accordance with GAAP on the first day of the year and on the last day of each quarter of such year, divided by five.

Average Common Equity       The Common Equity Capital on the first day of the
     Capital                year and on the last day of each quarter  of such
                            year, divided by five.


Average Quarterly Value     The book value of total assets of the Company or any
   of All Assets            Person wholly-owned  (directly or indirectly) by the
                            Company determined in accordance with GAAP on the first day of the quarter and on the last day of the quarter, divided by two.

Average Quarterly Value of  The book value of Invested Assets of the Company or
   All Invested Assets      any Person of wholly-owned  (directly or indirectly)
                            by the Company, determined in accordance with GAAP on the first day of the quarter and on the last day of the quarter, divided by two.

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

Invested Asses              The Primary Investments plus the Other Investments.

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


                                              PMC Commercial Trust
                                              By:    /s/ Lance B. Rosemore
                                                  ----------------------------
                                              Lance B. Rosemore, President

Dated March 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         NAME                                 TITLE                             DATE
         ----                                 -----
/s/ DR. ANDREW S. ROSEMORE         Chairman of the Board of Trust          March 25, 1998
--------------------------          Managers, Chief Operating
    Dr. Andrew S. Rosemore          Officer and Trust Manager


/s/ LANCE B. ROSEMORE              President, Chief Executive              March 25, 1998
--------------------------          Officer, Secretary and Trust
    Lance B. Rosemore               Manager (principal executive
                                    officer)


/s/ BARRY N. BERLIN                Chief Financial Officer (principal      March 25, 1998
--------------------------          financial and accounting
    Barry N. Berlin                 officer)


/s/ IRVING MUNN                    Trust Manager                           March 25, 1998
--------------------------
    Irving Munn

/s/ ROY H. GREENBERG               Trust Manager                           March 25, 1998
--------------------------
    Roy H. Greenberg

/s/ NATHAN COHEN                   Trust Manager                           March 25, 1998
--------------------------
    Nathan Cohen

/s/DR. IRA SILVER                  Trust Manager                           March 25, 1998
--------------------------
   Dr. Ira Silver

/s/ DR. MARTHA GREENBERG           Trust Manager                           March 25, 1998
--------------------------
    Dr. Martha Greenberg

                              PMC COMMERCIAL TRUST
                                    FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           PAGE
                                                                           ----

Report of Independent Accountants........................................  F-2

Financial Statements:

     Consolidated Balance Sheets.......................................... F-3
     Consolidated Statements of Income.................................... F-4
     Consolidated Statements of Beneficiaries' Equity..................... F-5
     Consolidated Statements of Cash Flows................................ F-6

Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Trust Managers
PMC Commercial Trust:

We have audited the accompanying consolidated balance sheets of PMC Commercial Trust and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, beneficiaries' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMC Commercial Trust and subsidiaries as of December 31, 1997 and 1996, the consolidated results of their operations and their cash flows for the each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 19, 1998

                     PMC COMMERICIAL TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                    December 31,
                                                           ---------------------------
                                                                1997          1996
                                                           ------------   ------------
                                     ASSETS
Investments:
 Loans receivable, net.........................             $  109,132     $   91,981
 Cash equivalents..............................                     32         25,952
 Restricted investments........................                  5,766          2,759
                                                            ----------     ----------

Total investments..............................                114,930        120,692
                                                            ----------     ----------

Other assets:
 Cash..........................................                      4             32
 Interest receivable...........................                    654            615
 Deferred borrowing costs, net.................                    280            376
 Other assets, net.............................                      9             34
                                                            ----------     ----------
Total other assets.............................                    947          1,057
                                                            ----------     ----------
Total assets...................................             $  115,877     $  121,749
                                                            ==========     ==========

                     LIABILITIES AND BENEFICIARIES' EQUITY

Liabilities:
 Notes payable.................................             $   18,721     $   26,648
 Borrower advances.............................                  1,431          4,402
 Dividends payable.............................                  2,749          2,495
 Unearned commitment fees......................                    948          1,160
 Due to affiliates.............................                    344            625
 Unearned construction monitoring fees.........                     67            185
 Interest payable..............................                    182            239
 Other liabilities.............................                    193            166
                                                            ----------     ----------

Total liabilities..............................                 24,635         35,920
                                                            ----------     ----------

Commitments and contingencies (Note 11)

Beneficiaries' equity:
 Common shares of beneficial interest; authorized
   100,000,000 shares of $0.01 par value; 6,392,518 and
   6,085,495 shares issued and outstanding at December 31,
   1997 and 1996, respectively.................                     64             61
 Additional paid-in capital....................                 91,687         86,249
 Cumulative net income.........................                 25,677         15,288
 Cumulative dividends..........................                (26,186)       (15,769)
                                                            ----------     ----------

Total beneficiaries' equity....................                 91,242         85,829
                                                            ----------     ----------

Total liabilities and beneficiaries' equity....             $  115,877     $  121,749
                                                            ==========     ==========

Net asset value per share......................             $    14.27     $    14.10
                                                            ==========     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share and per share data)


                                                                      Years Ended December 31,
                                                               -------------------------------------
                                                                   1997          1996        1995
                                                               -----------   -----------  ----------
Revenues:
  Interest income - loans......................................$   12,378    $    8,528   $    5,610
  Interest and dividends - other investments...................       643         1,235          325
  Other income.................................................       792           385          295
                                                               ----------    ----------   ----------
Total revenues.................................................    13,813        10,148        6,230
                                                               ----------    ----------   ----------

Expenses:
  Interest.....................................................     1,726         1,805          222
  Advisory and servicing fees to affiliate, net................     1,449           992          945
  General and administrative...................................       134           117           96
  Provision for loan losses....................................        60             -            -
  Legal and accounting fees....................................        55            57           71
                                                               ----------    ----------   ----------
Total expenses.................................................     3,424         2,971        1,334
                                                               ----------    ----------   ----------

Net income.....................................................$   10,389    $    7,177   $    4,896
                                                               ==========    ==========   ==========
Weighted average shares outstanding............................ 6,242,182     4,755,289    3,451,091
                                                               ==========    ==========   ==========

Basic and diluted earnings per share...........................$     1.66    $     1.51   $     1.42
                                                               ==========    ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              For the Years Ended December 31, 1995, 1996 and 1997
                (In thousands, except share and per share data)

                                                   Common
                                                  Shares of                     Additional    Cumulative                  Total
                                                  Beneficial           Par        Paid-in         Net      Cumulative  Beneficiaries
                                                   Interest           Value       Capital        Income     Dividends      Equity
                                                  -----------      ------------  -----------   ----------   ---------- ------------
Balances, January 1, 1995......................    3,444,530        $     34     $  47,705      $  3,215     $  (3,514)   $  47,440

Shares issued through exercise of
     stock options.............................       12,996               -           123             -             -          123
Shares issued through dividend
     reinvestment and cash
     purchase plan.............................       34,190               1           499             -             -          500
Dividends ( $1.38 per share )..................            -               -             -             -        (4,776)      (4,776)
Net income.....................................            -               -             -         4,896             -        4,896
                                                   ---------        --------     ---------      --------     ---------    ---------

Balances, December 31, 1995....................    3,491,716              35        48,327         8,111        (8,290)      48,183

Shares sold through
     public offering, including
     overallotments............................    2,275,000              23        33,568             -             -       33,591
Shares sold through
     directed offering.........................       60,000               1           885             -             -          886
Issuance costs.................................            -               -          (547)            -             -         (547)
Shares issued through exercise of
     stock options.............................       22,340               -           234             -             -          234
Shares issued through dividend
     reinvestment and cash
     purchase plan.............................      236,439               2         3,782             -             -        3,784
Dividends ( $1.545 per share ).................            -               -             -             -        (7,479)      (7,479)
Net income.....................................            -               -             -         7,177             -        7,177
                                                   ---------        --------     ---------      --------     ---------    ---------

Balances, December 31, 1996....................    6,085,495              61        86,249        15,288       (15,769)      85,829

Shares issued through exercise of
     stock options.............................       17,460               -           237             -             -          237
Shares issued through dividend
     reinvestment and cash
     purchase plan.............................      289,563               3         5,217             -             -        5,220
Issuance costs.................................            -               -           (16)                          -          (16)
Dividends ( $1.65 per share )..................            -               -             -             -       (10,417)     (10,417)
Net income.....................................            -               -             -        10,389             -       10,389
                                                   ---------        --------     ---------      --------     ---------    ---------

Balances, December 31, 1997....................    6,392,518        $      64    $  91,687      $ 25,677     $ (26,186)   $  91,242
                                                   =========        =========    =========      ========     =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Years ended December 31,
                                                               -----------------------------------------
                                                                    1997           1996         1995
                                                               ---------------   ----------  -----------
Cash flows from operating activities:
  Net income...................................................$     10,389      $   7,177   $   4,896
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of discount and fees...........................        (820)          (453)       (369)
      Amortization of organization and borrowing costs.........         103             83           8
      Provision for loan losses................................          60              -           -
      Commitment fees collected, net...........................         569          1,270         546
      Construction monitoring fees collected, net..............          (4)           244           8
      Changes in operating assets and liabilities:
          Accrued interest receivable..........................         (39)          (205)       (201)
          Other assets.........................................          18              7         (26)
          Interest payable.....................................         (57)           183          56
          Borrower advances....................................      (2,971)         3,823      (1,767)
          Due to affiliates....................................        (281)          (220)        660
          Other liabilities....................................          27            152          14
                                                               ------------      ---------   ---------
Net cash provided by operating activities......................       6,994         12,061       3,825
                                                               ------------      ---------   ---------

Cash flows from investing activities:
  Loans funded.................................................     (43,129)       (40,430)    (31,711)
  Principal collected..........................................      25,843          7,181       4,992
  Investment in restricted investments, net....................      (3,007)        (2,759)          -
                                                               ------------      ---------   ---------
Net cash used in investing activities..........................     (20,293)       (36,008)    (26,719)
                                                               ------------      ---------   ---------

Cash flows from financing activities:
   Proceeds from issuance of common shares.....................       5,038         38,286         582
   Proceeds from issuance of notes payable.....................           -         39,040       9,130
   Payment of dividends........................................     (9,744)         (6,294)     (4,250)
   Payment of principal on notes payable.......................     (7,927)        (20,312)     (1,210)
   Payment of borrowing costs..................................          -            (450)          -
   Payment of issuance costs...................................        (16)           (547)          -
                                                               ------------      ---------   ---------
Net cash provided by (used in) financing activities............    (12,649)         49,723       4,252
                                                               ------------      ---------   ---------
Net increase (decrease) in cash and cash equivalents...........    (25,948)         25,776     (18,642)

Cash and cash equivalents, beginning of period.................     25,984             208      18,850
                                                               ------------      ---------   ---------

Cash and cash equivalents, end of period.......................$        36       $  25,984   $     208
                                                               ===========       =========   =========
Supplemental disclosures:

   Dividends reinvested........................................$      419        $     210   $      40
                                                               ===========       =========   =========

   Dividends declared, not paid................................$    2,749        $   2,495   $   1,519
                                                               ===========       =========   =========

   Interest paid...............................................$    1,687        $   1,617   $     165
                                                               ===========       =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS:

         PMC Commercial Trust ("PMC Commercial") was organized in 1993, as a Texas real estate investment trust created primarily to originate loans to small business enterprises which are collateralized by first liens on real estate. The shares of the Company are traded on the American Stock Exchange (Symbol "PCC"). The Company follows the accounting practices prescribed in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts." The Company's principal investment objective is to obtain current income from interest payments and other related fee income on collateralized business loans. The Company's investment advisor is PMC Advisers, Ltd. ("PMC Advisers" or the "Investment Manager"), an indirect subsidiary of PMC Capital, Inc. ("PMC Capital"), a regulated investment company traded on the American Stock Exchange (symbol "PMC"). The Company intends to maintain its qualified status as a real estate investment trust ("REIT") for Federal income tax purposes.

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

         PRINCIPLES OF CONSOLIDATION:

         During the year ended December 31, 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR" or "the Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for PCR. The consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp. and PCR (collectively, the "Company"). PMC Commercial owns 100% of PMC Commercial Corp. and, directly or indirectly, all of the partnership interests of PCR.

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

         DEFERRED BORROWING COSTS:

         Costs incurred by the Company in connection with the issuance of notes payable are being amortized over the life of the related obligation using an effective yield method.

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

         PER SHARE DATA:

         During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is based on the weighted average number of common shares of beneficial interest outstanding during the period. Diluted earnings per share considers the effect of dilutive stock options. Previously reported earnings per share for the years ended December 31, 1996 and 1995 have been conformed to the current years presentation. See Note 7.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         Reporting Comprehensive Income

         In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components.

         Disclosures about Segments of an Enterprise and Related Information
         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business.

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

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  LOANS RECEIVABLE: (CONTINUED)

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

         During the years ended December 31, 1997, 1996 and 1995, the Company closed loans to 33, 32 and 31 corporations, partnerships or individuals for approximately $43.1 million, $40.4 million and $31.7 million and collected commitment fees of approximately $754,000, $1.6 million and $546,000, respectively.

         During the year ended December 31, 1994, the Company purchased loans with a face value of $1,502,000, for $1,325,000 from the U.S. Government and/or its agents. The original discount of $177,000 on these loans is netted against loans receivable and is being amortized over the remaining life of the loans using the interest method. During the years ended December 31, 1997, 1996 and 1995, approximately $33,000, $30,000 and $26,000, respectively, of the discount has been recognized as interest income.

         At December 31, 1997, approximately 27% of the Company's loan portfolio consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 1997. Approximately 32% of the Company's loan portfolio as of December 31, 1996 consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 1996. The Company's loan portfolio was approximately 96% and 97% concentrated in the lodging industry at December 31, 1997 and 1996, respectively. There can be no assurance that the Company will continue to experience the positive results it has historically achieved from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, a decline in economic conditions in Texas may adversely affect the Company.

         In connection with the origination of a loan, the Company charges a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less the direct costs associated with the origination, is deferred and is included as a reduction of the carrying value of loans receivable. These net fees are being recognized as income over the life of the related loan as an adjustment of yield. The Company had approximately $1.5 million and $1.4 million in deferred commitment fees at December 31, 1997 and 1996, respectively.

NOTE 3.  CASH EQUIVALENTS:

         At December 31, 1997, cash equivalents were $32,000. At December 31, 1996 cash equivalents of approximately $26.0 million were comprised of $19.0 million in money market funds and savings deposits and $7.0 million in government securities. The Company's investments in government securities all had maturities within 90 days.

NOTE 4. RESTRICTED INVESTMENTS:

       Restricted investments maintained pursuant to a structured financing completed in March 1996 (see Note 12) include a collection account which remits balances to the noteholders and reserve account balances held as collateral on behalf of the noteholders. The collection and reserve accounts consisted of cash and liquid money market funds of approximately $3.7 million and $1.9 million, respectively, at December 31, 1997.

       Additionally, the Company maintains funds ($101,000 at December 31, 1997) pursuant to a marketing agreement (the "Agreement") which requires funds equal to the greater of 2% of all loan commitments made under the Agreement or

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE   4. RESTRICTED INVESTMENTS:  (CONTINUED)

$100,000 to be held by the Company (the "Reserve Account") for the purpose of collateralizing the payment and performance of such loans and pay losses, if any, suffered by the Company on such loans. To the extent that the Reserve Account balance exceeds the amount required, such excess amount will be reimbursed by the Company on a quarterly basis.

NOTE  5. DUE TO AFFILIATES:

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

       Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of the Company's common shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Pursuant to the amended Investment Management Agreement, PMC Commercial incurred fees of $251,000 as a cost of issuing its common shares, which has been included in costs offset against additional paid-in capital.

       The quarterly servicing and advisory fee (the "Base Fee") was also revised to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of common shares of beneficial interest ("Common Shares") by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In no event will the aggregate annual fees charged under the new agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement.

        Pursuant to the applicable Investment Management Agreement, the Company incurred an aggregate of $1.6 million, $1.6 million and $1.2 million in management fees during the years ended December 31, 1997, 1996 and 1995, respectively, $251,000 of which were offset against additional paid-in capital during the year ended December 31, 1996. Of the total management fees paid or payable to the Investment Manager during the years ended December 31, 1997, 1996 and 1995, $172,500, $318,500 and $244,000, respectively, has been offset against commitment fees as a direct cost of originating loans (see Note 2).

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5. DUE TO AFFILIATES: (CONTINUED)

        Management fees of $1.6 million during the year ended December 31, 1997 were calculated based upon average invested assets of $104.1 million and average beneficiaries' equity of $88.8 million.

        Management fees of $754,000 incurred during the six months ended June 30, 1996 (pursuant to the Investment Management Agreement) were calculated based upon average invested assets of $63.8 million, average total assets of $74.0 million and average beneficiaries equity of $49.1 million for such period. Management fees of $557,000 incurred during the six months ended December 31, 1996, were calculated pursuant to the amended Investment Management Agreement, based upon the Average Quarterly Value of All Invested Assets of $80.7 million, and the Average Quarterly Value of Common Equity Capital of $51.5 million for such period.

     Management fees incurred during the year ended December 31, 1995 were calculated based upon average invested assets of $46.8 million, average total assets of $53.9 million and average beneficiaries' equity of $47.9 million for such period.

NOTE  6. BORROWER ADVANCES AND CONSTRUCTION LENDING:

        The Company finances projects during the construction phase. At December 31, 1997 and 1996, the Company was in the process of funding approximately $24.2 million and $28.6 million in construction projects, respectively, of which $8.6 million and $16.5 million, respectively, remained unfunded. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company receives funds from the borrowers and releases funds upon presentation of appropriate supporting documentation. At December 31, 1997 and 1996, the Company had approximately $1.4 million and $4.5 million, respectively, in funds held on behalf of borrowers, which is included as a liability in the accompanying consolidated balance sheets.

NOTE  7. NET INCOME PER SHARE:

        The weighted average number of common shares of beneficial interest outstanding were 6,242,182, 4,755,289 and 3,451,091 for the periods ended December 31, 1997, 1996 and 1995, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 9,943; 8,488 and 6,297 for the effect of stock options during the years ended December 31, 1997, 1996 and 1995, respectively (see Note 10).

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

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9. DIVIDEND REINVESTMENT AND CASH PURCHASE PLAN:

        The Company filed a registration statement in 1995 with the Securities and Exchange Commission to implement its dividend reinvestment and cash purchase plan (the "Plan"). Participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $10,000 per month. The purchase price of the shares is 98% of the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. During the years ended December 31, 1997, 1996 and 1995, 289,563, 236,439 and 34,190 shares, respectively, were issued pursuant to the plan.

NOTE  10. SHARE OPTION PLANS:

         The Company has two stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock-based compensation plans. In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock- based compensation plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

        The Company has two stock-based compensation plans in the form of the 1993 Employee Share Option Plan (the "Employee Plan") and the Trust Manager Share Option Plan (the "Trust Manager Plan"), referred to collectively as the "Stock Option Plans." Pursuant to the Stock Option Plans, the Company is authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of 383,551 shares at December 31, 1997) as incentive stock options (intended to qualify under Section 422 of the Internal Revenue code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options. In 1997, 1996 and 1995 the Company granted both qualified and nonqualified stock options under the Stock Option Plans.

        Only the trust managers who are not employees of PMC Capital or the Investment Manager (the " Non-employee Trust Managers") are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted each year thereafter on the anniversary of the date the trust manager took office so long as such trust manager is re-elected to serve as a trust manager. In 1997 the plan was amended so that the non-employee Trust Managers receive options to purchase 1,000 shares on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or
(ii) within five years after date of grant. The number of shares exercisable under the Trust Managers Plan at December 31, 1997 and 1996 were 19,000 and 11,000, respectively.

        The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. All stock options granted in 1997, 1996 and 1995 have an exercise price equal to the fair market value of the underlying stock as of the date of grant and a contractual term of five years. Of the total options outstanding, 12,000 options granted in December 1997 fully vest in January 1999 and 11,850 options granted in December 1996 fully vest in January 1998. The remainder fully vest on the first anniversary date of grant. The Company granted 57,250, 40,350 and 24,880 options during the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, 168,570 share options had been granted since the inception of the plan. In accordance with APB No. 25, the Company has not recognized compensation expense for the stock options granted in 1997, 1996 and 1995.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10.   SHARE OPTION PLANS: (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and the changes during the years ended on those dates is presented below:


                                                 1997                         1996                      1995
                                      --------------------------    ------------------------  -----------------------
                                        NUMBER OF      WEIGHTED      NUMBER OF    WEIGHTED    NUMBER OF     WEIGHTED
                                         SHARES        AVERAGE         SHARES     AVERAGE      SHARES       AVERAGE
                                       UNDERLYING      EXERCISE      UNDERLYING   EXERCISE   UNDERLYING     EXERCISE
                                         OPTIONS       PRICES          OPTIONS    PRICES      OPTIONS        PRICES
Outstanding January 1..                  78,529        $15.83          72,315     $13.43      71,540         $12.12
Granted.........................         57,250        $19.41          40,350     $16.79      24,880         $15.68
Exercised......................         (23,358)       $15.19         (27,846)    $11.88     (12,996)        $11.88
Forfeited and expired..........          (2,500)       $16.68         ( 6,290)    $11.88     (11,109)        $11.88
                                        -------                      --------               --------

Outstanding December 31.                109,921       $17.81           78,529     $15.83      72,315         $13.43
                                        =======                      ========               ========
Exercisable at December 31               40,821       $15.84           21,239     $14.08      15,665         $13.01
                                        =======                      ========               ========
Weighted-average fair value of
   options granted during the year    $    1.09                      $   1.00                 $   0.86
                                      =========                    ==========                =========


        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995: dividend yield of 9%; expected volatility of 15.78% for 1997 and 16.26% for 1996 and 1995, respectively; risk-free interest rates of 5.78%, 5.93% and 5.52%, respectively; and the expected lives of options are assumed to be 3 years, 3.35 years and 5 years, respectively.

        The following table summarizes information about stock options outstanding at December 31, 1997:


                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  ------------------------                       -------------------------------
                    NUMBER       WEIGHTED                           NUMBER
  RANGE OF        OUTSTANDING    REMAINING      WEIGHTED AVERAGE  EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/97  CONTRACT LIFE     EXERCISE PRICE   AT 12/31/97    EXERCISE PRICE
----------------  -----------  -------------     ---------------  ------------  ----------------
$11.75 to $15.00     10,821        1.51               $13.72       10,821           $13.72
$15.75 to $19.81     99,100        4.43               $18.26       10,900           $16.14
----------------   --------                                        ------
$11.75 to $19.81    109,921        4.14               $17.81       21,721           $14.94
                   ========                                        ======


        The pro forma effects on net income and earnings per share for 1997, 1996 and 1995 from compensation expense computed pursuant to SFAS No. 123 is as follows (in thousands, except per share date):


                                 DECEMBER 31, 1997         DECEMBER 31, 1996       DECEMBER 31, 1995
                              ------------------------  ------------------------ -----------------------
                              AS REPORTED    PRO FORMA    AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA

SFAS No. 123 Charge          $       -     $      43    $       -     $     20   $       -     $       1
APB No. 25 Charge            $       -     $       -    $       -     $      -   $       -     $       -
Net Income                   $  10,389     $  10,346    $   7,177     $  7,157   $   4,896     $   4,895
Basic and Diluted Earnings
      Per Share              $     1.66    $    1.66    $    1.51     $   1.51   $    1.42     $    1.42


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. COMMITMENTS AND CONTINGENCIES:

        Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company had approximately $20.1 million of loan commitments outstanding to 18 corporations, partnership or individuals predominantly in the lodging industry at December 31, 1997. The weighted average contractual interest rate on these loan commitments at December 31, 1997 was 10.24%. In addition, the Company had approximately $7.5 million of loan commitments outstanding on 15 partially funded construction loans and approximately $3.5 million of loan commitments outstanding on 6 SBA 504 Program loans at December 31, 1997. The above commitments are made in the ordinary course of business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the Investment Management Agreement, should the Company not have funds available for commitments, such commitments will be referred to affiliated entities.

        In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

NOTE  12. NOTES PAYABLE:

        The Company has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. At December 31, 1997, the Company had $300,000 in debt outstanding under the credit facility with availability of $19.7 million. At December 31, 1996, the Company had no debt outstanding under the credit facility with availability of an additional $20.0 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 200 basis points over the 30, 60 or 90 day LIBOR. At December 31, 1997, the weighted average interest rate on short-term borrowings under the revolving credit facility was 8.0%.

        On March 12, 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes, issued at par, which have a stated maturity in 2016 and bear interest at the rate of 6.72% per annum, were collateralized by approximately $39.7 million of loans contributed by PMC Commercial to the Partnership at inception (of which $25.4 million remained outstanding at December 31, 1997). In connection with this private placement, the Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Commercial or its assets in the event of nonpayment other than the loans contributed to the Partnership and the restricted investments (pursuant to the terms of the trust indenture established by the noteholders, the Company and the Partnership (the "Trust Indenture")) on the accompanying consolidated balance sheets. With regard to all loans which were transferred to the Partnership, all payments of principal and interest are to be deposited into the Partnership and are used to pay the noteholders the monthly principal and interest due on the notes pursuant to the Trust Indenture prior to releasing any funds to the Partnership free and clear of the Trust Indenture. The Trust Indenture provides for several covenants which would require, under certain circumstances, that the excess cash, after payment of the required principal and interest to the Note holders, be retained in the Reserve Account until the covenants are in compliance. The net proceeds from the issuance of the Notes (approximately $27.1 million after giving effect to costs of approximately $451,000 and a $1.9 million deposit held by the trustee as collateral) were distributed to PMC Commercial in accordance with its interest in the Partnership. PMC Commercial used such proceeds to pay down $10.3 million in outstanding borrowings under its revolving credit facility and to originate loans in accordance with its underwriting criteria. Approximately $18.4 and $26.6 million remained outstanding under the Notes at December 31, 1997 and 1996, respectively.

     All principal collected on the underlying loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  13. FAIR VALUES OF FINANCIAL INSTRUMENTS:

        The estimates of fair value as required by SFAS No. 107 differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgement is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts of the Company could realize in a current market exchange or the amount that ultimately will be realized by the Company upon maturity or disposition.

        The estimated fair values of the Company's financial instruments are as follows:


                                                                     1997                        1996
                                                      ------------------------------------ -------------------
                                                                    Estimated                   Estimated
                                                       Carrying        Fair       Carrying        Fair
                                                        Amount        Value        Amount         Value
                                                                          (in thousands)
        ASSETS:
              Loans receivable, net                    $109,132      $111,548       $91,981       $94,152
              Cash and cash equivalents                      36            36        25,984        25,984
              Restricted investments                      5,766         5,766         2,759         2,759
        LIABILITIES:
              Notes payable                              18,721        18,856        26,648        26,390

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

        Restricted Investments: The carrying amount is a reasonable estimation of fair value.

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


                                   1997
--------------------------------------------------------------------------------
                  (In Thousands, except earnings per share)
                                                       Earnings Per
                          Revenues       Net Income       Share
                        ----------       ----------    ------------
First Quarter.........  $   3,165        $  2,324        $   0.38
Second Quarter........      3,733           2,820            0.45
Third Quarter......         3,425           2,608            0.42
Fourth Quarter.........     3,491           2,637            0.41
                        ---------        --------        --------
                        $  13,813        $ 10,389        $   1.66
                        ========         ========        ========

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  14. QUARTERLY FINANCIAL DATA: (UNAUDITED) (CONTINUED)


                                      1996
       -------------------------------------------------------------

                    (In Thousands, except earnings per share)
                                                       Earnings Per
                         Revenues        Net Income        Share
                        ----------      -----------    -------------
First Quarter.......... $   1,907        $ 1,345         $    0.38
Second Quarter.........     2,226          1,314              0.37
Third Quarter..........     2,939          2,178              0.37
Fourth Quarter.........     3,077          2,340              0.39
                        ---------        -------         ---------
                        $  10,148        $ 7,177         $    1.51
                        =========        =======         =========

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         ------                   -----------

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

             21                   Subsidiary of the Registrant
             23.1                 Consent of Independent Accountants
             27                   Financial Data Schedule



--------------------


* Previously filed as an exhibit to the Company's Registration Statement of Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

**        Previously filed with the commission as an exhibit to the Company's
Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

***       Previously filed with the commission as an exhibit to the Company's
Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

**** Previously filed with the Commission as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.