Form 10-Q
period 1998-03-31
PMC COMMERCIAL TRUST /TX
filed 1998-05-15
CIK 908311

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________  to  __________

               Commission File Number        0-22148

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)


         TEXAS                                           75-6446078
----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


17290 Preston Road, 3rd Floor, Dallas, TX 75252            (972) 349-3200
-----------------------------------------------  -------------------------------
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

                             YES   X       NO
                                 -----        ------

As of May 1, 1998, Registrant had outstanding 6,509,231 Common Shares of Beneficial Interest, par value $.01 per share.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES




                                     INDEX

PART I.       Financial Information
                                                                        PAGE NO.
                                                                        --------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets -
                     March 31, 1998 (Unaudited) and December 31, 1997      2

                   Consolidated Statements of Income (Unaudited) -
                    Three Months Ended March 31, 1998 and 1997             3

                   Consolidated Statements of Cash Flows (Unaudited) -

                    Three Months Ended March 31, 1998 and 1997             4

                   Notes to Consolidated Financial Statements              5
                   (Unaudited)

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7

          Item 3.       Quantitative and Qualitative Disclosure About
                    Market Risk                                           12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                       13

                                     PART I

                              Financial Information



                                     ITEM 1.

                              Financial Statements

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                      March 31,     December 31,
                                                                        1998           1997
                                                                      ---------      ---------
                                                                     (Unaudited)
                                     ASSETS
 INVESTMENTS:
   Loans receivable, net ........................................     $ 113,213      $ 109,132
   Cash equivalents .............................................           283             32
   Restricted investments .......................................         1,507          5,766
                                                                      ---------      ---------

 TOTAL INVESTMENTS ..............................................       115,003        114,930
                                                                      ---------      ---------

 OTHER ASSETS:
   Cash .........................................................           466              4
   Interest receivable ..........................................           683            654
   Deferred borrowing costs, net ................................           206            280
   Other assets, net ............................................            43              9
                                                                      ---------      ---------

 TOTAL OTHER ASSETS .............................................         1,398            947
                                                                      ---------      ---------

 TOTAL ASSETS ...................................................     $ 116,401      $ 115,877
                                                                      =========      =========

                   LIABILITIES AND BENEFICIARIES' EQUITY
 LIABILITIES:
   Notes payable ................................................     $  16,754      $  18,721
   Borrower advances ............................................         1,511          1,431
   Dividends payable ............................................         2,830          2,749
   Unearned commitment fees .....................................           838            948
   Due to affiliates ............................................           774            344
   Unearned construction monitoring fees ........................            56             67
   Interest payable .............................................           154            182
   Other liabilities ............................................           220            193
                                                                      ---------      ---------

 TOTAL LIABILITIES ..............................................        23,137         24,635
                                                                      ---------      ---------

 Commitments and contingencies

 BENEFICIARIES' EQUITY:
   Common shares of beneficial interest; authorized
        100,000,000 shares of $0.01 par value; 6,506,600 and
        6,392,518 shares issued and outstanding at March 31, 1998
        and December 31, 1997, respectively .....................            65             64
   Additional paid-in capital ...................................        93,883         91,687
   Cumulative net income ........................................        28,332         25,677
   Cumulative dividends .........................................       (29,016)       (26,186)
                                                                      ---------      ---------

 Total beneficiaries' equity ....................................        93,264         91,242
                                                                      ---------      ---------

 TOTAL LIABILITIES AND BENEFICIARIES' EQUITY ....................     $ 116,401      $ 115,877
                                                                      =========      =========

 Net asset value per share ......................................     $   14.31      $   14.27
                                                                      =========      =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  PMC COMMERCIAL TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except share and per share data)

                                                       Three Months Ended March 31,
                                                      -=---------------------------
                                                          1998             1997
                                                      ------------     ------------
                                                               (Unaudited)
 REVENUES:
   Interest income - loans ......................     $      3,083     $      2,777
   Interest and dividends - other investments ...               65              287
   Other income .................................              356              100
                                                      ------------     ------------

 TOTAL REVENUES .................................            3,504            3,164
                                                      ------------     ------------

 EXPENSES:
   Interest .....................................              405              444
   Advisory and servicing fees to affiliate, net.              381              331
   General and administrative ...................               32               31
   Provision for loan losses ....................               10               20
   Legal and accounting fees ....................               21               14
                                                      ------------     ------------

 TOTAL EXPENSES .................................              849              840
                                                      ------------     ------------

 NET INCOME .....................................     $      2,655     $      2,324
                                                      ============     ============

 Weighted average shares outstanding ............        6,454,344        6,127,042
                                                      ============     ============

 Basic and diluted earnings per share ...........     $       0.41     $       0.38
                                                      ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  PMC COMMERCIAL TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                                  Three Months Ended March 31,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ----------      ----------
                                                                          (Unaudited)
 Cash flows from operating activities:
   Net income ...............................................     $    2,655      $    2,324
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Accretion of discount and fees .......................           (138)           (153)
       Amortization of organization and borrowing costs .....             76              13
       Provision for loan losses ............................             10              20
       Commitment fees collected, net .......................            203             285
       Construction monitoring fees collected, net ..........             15              28
       Changes in operating assets and liabilities:
           Accrued interest receivable ......................            (28)             32
           Other assets .....................................            (36)            (23)
           Interest payable .................................            (28)             (1)
           Borrower advances ................................             80            (587)
           Due to affiliates ................................            430            (255)
           Other liabilities ................................             26             (25)
                                                                  ----------      ----------
 Net cash provided by operating activities ..................          3,265           1,658
                                                                  ----------      ----------

 Cash flows from investing activities:
   Loans funded .............................................         (9,437)        (13,955)
   Principal collected ......................................          5,145           1,544
   Release of (investment in) restricted investments, net ...          4,259            (438)
                                                                  ----------      ----------
 Net cash used in investing activities ......................            (33)        (12,849)
                                                                  ----------      ----------

 Cash flows from financing activities:
    Proceeds from issuance of common shares .................          2,072           1,250
    Payment of dividends ....................................         (2,624)         (2,388)
    Payment of principal on notes payable ...................         (1,967)           (240)
                                                                  ----------      ----------
 Net cash used in financing activities ......................         (2,519)         (1,378)
                                                                  ----------      ----------

 Net increase (decrease) in cash and cash equivalents .......            713         (12,569)

 Cash and cash equivalents, beginning of period .............             36          25,984
                                                                  ----------      ----------

 Cash and cash equivalents, end of period ...................     $      749      $   13,415
                                                                  ==========      ==========

 Supplemental disclosures:

    Dividends reinvested ....................................     $      125      $      107
                                                                  ==========      ==========

    Dividends declared, not paid ............................     $    2,830      $    2,466
                                                                  ==========      ==========

    Interest paid ...........................................     $      358      $      450
                                                                  ==========      ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL STATEMENTS

       The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively the "Company") as of March 31, 1998 and the consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997 have not been audited by independent
accountants.   In the opinion of the Company's management, the financial
statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

       Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

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

       The results for the three months ended March 31, 1998 are not necessarily indicative of future financial results.

NOTE 2.   BASIS FOR CONSOLIDATION

       During 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR" or "the Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for PCR. The consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp. and PCR. PMC Commercial owns 100% of PMC Commercial Corp. and directly or indirectly all of the partnership interests of PCR (see Note 5).

NOTE 3.   DIVIDENDS TO BENEFICIARIES

       During January 1998, the Company paid $0.430 per share in dividends to common shareholders of record on December 31, 1997. During March 1998, the Company declared a $0.435 per share dividend to common shareholders of record on March 31, 1998 which was paid on April 13, 1998.

NOTE 4.     DUE TO AFFILIATES

 Pursuant to an investment management agreement (the "Investment Management Agreement") between the Company and PMC Advisers, Ltd., an affiliated entity (the "Investment Manager"), the Company incurred fees of approximately $422,000 for the three months ended March 31, 1998. Of the servicing and advisory fees incurred under the Investment Management Agreement during the three months ended March 31, 1998, $41,000 has been offset against commitment fees as a direct cost of originating loans.

       Pursuant to the amended Investment Management Agreement, the quarterly servicing and advisory fee (the "Base Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and
(ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of common shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 day period subsequent to such offering.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.    NOTES PAYABLE

       During 1996, the Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "Private Placement") of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes"). The Notes (i) have a present balance outstanding of $12.9 million, (ii) mature in 2016, (iii) bear interest at the rate of 6.72% per annum and (iv) are collateralized by loans contributed by PMC Commercial to the Partnership, which loans have an aggregate of approximately $23.0 million of principal outstanding at March 31, 1998.

NOTE 6.    NET INCOME PER SHARE:

       The weighted average number of common shares of beneficial interest outstanding were 6,454,344 and 6,127,042 for the three months ended March 31, 1998 and 1997, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 8,011 and 6,976 for the effect of stock options during the three months ended March 31, 1998 and 1997, respectively.

NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income
In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. As the Company does not have any components of comprehensive income not currently included in the consolidated statements of income, SFAS No. 130 has no impact on the Company.

Disclosures about Segments of an Enterprise and Related Information In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business. The requirements of SFAS No. 131 are not required in interim financial statements in the initial year of adoption.

                                     PART I
                             FINANCIAL INFORMATION

                                    ITEM 2 .
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

OVERVIEW

       The Company was organized in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. During the three months ended March 31, 1998 and the years ended December 31, 1997, 1996 and 1995, the Company originated and funded $9.4 million, $43.1 million, $40.4 million and $31.7 million of loans. A substantial portion of such loan originations were to corporations and individuals in the lodging industry.

       As of March 31, 1998 and December 31, 1997, the total portfolio outstanding was $115.1 million and $110.8 million, respectively, ($113.2 million and $109.1 million, respectively, after reductions for loans purchased at a discount and deferred commitment fees) with a weighted average contractual interest rate of approximately 10.8%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. The annualized average yields on loans, including all loan fees earned, for the three months ended March 31, 1998 and the years ended December 31, 1997, 1996 and 1995 were approximately 12.5%, 12.4%, 12.1% and 12.1%, respectively. Generally, these loans are collateralized by first liens on real estate and guaranteed by the principals of the businesses financed. Included in principal outstanding at March 31, 1998 are $2.5 million of interim financing which have been advanced pursuant to the SBA's section 504 lending program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

       As of March 31, 1998, the Company had two loans which were greater than 30 days delinquent. The aggregate principal balance outstanding of the delinquent loans was approximately $1.8 million (1.6%) of the total outstanding principal balance of the loan portfolio). One of the two loans (with a principal balance outstanding at March 31, 1998 of approximately $1.0 million) has subsequently been brought current and continues to be current as of the date of the filing of this Form 10-Q. The second loan continues to be significantly delinquent. As of March 31, 1998, the Company has established a reserve in the amount of $70,000 against such loan. In management's opinion, the realized value upon liquidation of the collateral relating to this loan will equal or exceed the principal balance outstanding on the loan less the related reserve.

PREPAYMENT CONSIDERATIONS

       The terms of the loans originated by the Company provide that, subject to certain exceptions and other qualifications, voluntary prepayments of principal of the loans (each, a "Principal Prepayment") are permitted but are required to be accompanied by a specified charge (a "Prepayment Charge") or by a yield maintenance premium (a "Yield Maintenance Premium"), during all of their respective terms to maturity. The Prepayment Charge at the time of determination, will be equal to the product of the amount of the related Principal Prepayment and the percentage Prepayment Charge applicable to Principal Prepayments on such Loan at such time of determination.

       Prepayment Charges vary by loan and generally are based on either (a) 2% to 5% of the amount of principal being prepaid or (b) 90 days of interest at the stated interest rate applied to the amount of principal being prepaid.
Some of the Loans with Prepayment Charges are permitted to prepay principal up to 10% per year of the original loan balance without penalty.

       As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. During the three months ended March 31, 1998 and the year ended December 31, 1997, the Company received $3.1 million and $18.3 million in principal prepayments as compared to $400,000 and $2.2 million during the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. As a result of such prepayments, the Company received the immediate benefit of the Prepayment Charge; however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates than the prepaid loans. The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings. See"Interest Rate and Prepayment Risk".

INTEREST RATE AND PREPAYMENT RISK

       The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to continue to borrow funds or issue preferred shares of beneficial interest on favorable terms, and there can be no assurance that such borrowings or issuances can in fact be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income and dividend yield and, as a result, the market price of the Company's common shares of beneficial interest. As interest rates have declined, the
Company has experienced significant prepayments.   As a result of the declining
interest rate environment such prepayments, as well as scheduled repayments, have been reloaned at lower rates, which has an adverse effect on the Company's results of operations and may have an impact on its ability to maintain distributions at historic levels. The loans originated by the Company have prepayment fees charged ("make whole provisions") which the Company believes helps mitigate the likelihood and effect of Principal Prepayments. See "Prepayment Considerations".

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

       The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers that significant doubt exists as to the ultimate realization of the loan. To date, a $70,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. At such time a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

       The net income of the Company during the three months ended March 31, 1998 and 1997, was $2,655,000 and $2,324,000, or $0.41 and $0.38 per share, respectively. The weighted average shares outstanding increased by approximately 5% from 6,127,042 for the three months ended March 31, 1997 to 6,454,344 for the three months ended March 31, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan.

       Interest income - loans increased by $306,000 (11%), from $2,777,000 during the three months ended March 31, 1997, to $3,083,000 during the three months ended March 31, 1998. This increase was primarily attributable to the reallocation of the Company's initial investment of the proceeds from the Private Placement in March 1996 and the Offering in July 1996 from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $14.0 million (14%), from $98.0 million during the three months ended March 31, 1997, to $112.0 million during the three months ended March 31, 1998. The annualized average yields on loans, including all loan fees earned, for the three months ended March 31, 1998 and 1997 were approximately 12.5% and 11.5%, respectively. Interest income - loans includes interest earned on loans, the accretion of discounts on purchased loans and the accretion of deferred commitment fees.

       Interest and dividends - other investments decreased by $222,000 (77%) from $287,000 during the three months ended March 31, 1997, to $65,000 during the three months ended March 31, 1998. This decrease was due to the utilization of the funds which were available for short-term investments (during the three months ended March 31, 1997) resulting from the Private Placement in March 1996 and the Offering in July 1996, to originate loans. As of December 31, 1997 the Company had fully utilized its working capital and was borrowing under the Revolver to provide working capital. Accordingly, short-term investments during the three months ended March 31, 1998 were significantly reduced. The average short-term investments of the Company decreased by $18.9 million, from $22.0 million during the three months ended March 31, 1997, to $3.1 million during the three months ended March 31, 1998. The average yields on short-term investments during the three months ended March 31, 1998 and 1997 were approximately 4.9% and 5.2%, respectively.

       Other income increased by $256,000 (256%), from $100,000 during the three months ended March 31, 1997, to $356,000 during the three months ended March 31, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. The increase was principally attributable to the collection of prepayment fees during the three months ended March 31, 1998 of $252,000 compared to $17,000 during the three months ended March 31, 1997. Additionally; (i) income recognized from other loan-related fees, such as assumption, modification and extension fees, increased by $55,000 from $23,000 during the three months ended March 31, 1997, to $78,000 during the three months ended March 31, 1998, and (ii) income recognized from the monitoring of hospitality construction projects in process decreased by $35,000 from $61,000 during the three months ended March 31, 1997, to $26,000 during the three months ended March 31, 1998.

       Expenses, other than interest expense, consisted primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's independent trust managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. Pursuant to the amended Investment Management Agreement, the Company incurred an aggregate of $422,000 in management fees for the three months ended March 31, 1998. Of the total management fees paid or payable to the Investment Manager during the three months ended March 31, 1998, $41,000 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were $386,000 for the three months ended March 31, 1997. Of the total management fees paid or payable to the Investment Manager during the three months ended March 31, 1997, $55,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees of $36,000 (prior to offsetting direct costs related to the origination of loans), or 9%, is primarily due to the average quarterly value of all invested assets (as defined by the amended Investment Management Agreement) increasing from $98.1 million during the three months ended March 31, 1997, to $112.9 million during the three months ended March 31, 1998 a $14.8 million, or 15%, increase), and the average quarterly value of common equity capital (as defined by the amended Investment Management Agreement) increasing from $86.7 million during the three months ended March 31, 1997, to $92.8 million during the three months ended March 31, 1998 (a $6.1 million, or 7%, increase).

       Legal and accounting fees increased by $7,000 (50%), from $14,000 during the three months ended March 31, 1997, to $21,000 during the three months ended March 31, 1998. This increase is attributable to an increase in corporate activity when comparing the three months ended March 31, 1998 to the three months ended March 31, 1997.

       General and administrative expenses increased by $1,000 (3%), from $31,000 during the three months ended March 31, 1997, to $32,000 during the three months ended March 31, 1998. The general and administrative expenses remained at low levels and stable since the majority of the expenses are encompassed by the Investment Management Agreement.

       Interest expense during the three months ended March 31, 1998 relates primarily to interest incurred on the

Private Placement completed in March 1996 (approximately $334,000), interest on the revolving credit facility (approximately $62,000) and interest incurred on borrower advances (approximately $9,000). During the three months ended March 31, 1997, interest expense relates primarily to interest incurred on the Private Placement (approximately $445,000) and interest incurred on borrower advances (approximately $25,000).

       As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.


CASH FLOW ANALYSIS

       The Company generated $3,265,000 and $1,658,000 from operating activities during the three months ended March 31, 1998 and 1997, respectively. The increase of $1,607,000 (97%) was primarily due to fluctuations in borrower advances which increased by $667,000 from a use of $587,000 during the three months ended March 31, 1997, to a source of $80,000 during the three months ended March 31, 1998, an increase in net income from $2,324,000 during the three months ended March 31, 1997 to $2,655,000 during the three months ended March 31 1998, and the change related to "due to affiliates" which increased by $685,000 from a use of $255,000 during the three months ended March 31,1997, to a source of $430,000 during the three months ended March 31, 1998.

       The Company used $33,000 and $12,849,000 through investing activities during the three months ended March 31, 1998 and 1997, respectively. The decreased use of funds of $12,816,000 was due to; (i) a decrease of $4,518,000 in loans funded during the three months ended March 31, 1998 compared to the three months ended March 31, 1997, (ii) an increase in principal collected on loans of $3,601,000 (primarily due to loan prepayments) during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 and
(iii)an increase in the source of funds provided by restricted investments at December 31, 1997 used in January 1998 to reduce the note payable related to the structured financing.

       The Company used $2,519,000 and $1,378,000 from financing activities during the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998 and 1997, the main source of funds was $2,072,000 and $1,250,000, respectively, in proceeds received from issuance of common stock pursuant to the dividend reinvestment and cash purchase plan. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $236,000 from $2,388,000 during the three months ended March 31, 1997, to $2,624,000 during the three months ended March 31, 1998. This increase corresponds to the Company's increase in net income. Payment of principal on notes payable increased $1,727,000 from $240,000 during the three months ended March 31, 1997, to $1,967,000 during the three months ended March 31, 1998 as a result of increased principal prepayments on the loans receivable collateralizing the notes payable.

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

       At March 31, 1998, the Company had $749,000 of cash and cash equivalents and approximately $33.6 million of total loan commitments outstanding to 37 small business concerns predominantly in the lodging industry. The weighted average interest rate on these loan commitments at March 31, 1998 was 10.0%. Of those commitments, approximately $7.5 million related to 18 partially funded construction loans. Approximately $2.9 million of funding commitments remained on six SBA 504 Program loans. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.


       In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the

Company intends to use:  (i) its short-term credit facility as described below,
(ii) placement of long-term borrowings, (iii) issuance of debt securities, and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares). The Company has a dividend reinvestment and cash purchase plan ("DRP") available to its shareholders (see Note 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997). During March, 1998 the Company temporarily suspended the optional cash purchase portion of the DRP since the use of leverage is currently more cost effective than the issuance of additional equity. Revisions to amend the calculation of the purchase price of the shares issued related to open market purchases under the plan are being reviewed.

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

       By December 31, 1995, the Company had fully utilized the proceeds from its IPO. During 1995, the Company completed an arrangement for a revolving credit facility (the "Revolver") providing the Company with funds to originate loans collateralized by commercial real estate. This credit facility provides the Company up to the lesser of $20 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. In addition, pursuant to an amendment to the Company's Revolver, the bank has extended an additional $12.5 million through an uncommitted credit facility (the "Guidance Line') available at the discretion of the bank. At March 31, 1998, the Company had $3.8 million outstanding borrowings under the credit facility and $16.2 million available thereunder ($28.7 million available including amounts under the Guidance Line). The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or SBA 504 loan takeouts. Management anticipates these sources of funds, proceeds from an additional structured sale or securitization of loans and proceeds from loan prepayments will be adequate to meet its existing obligations. The Company has commenced a structured financing similar to the Private Placement completed in 1996, proceeds are anticipated to be between $45 million to $60 million. It is anticipated that this transaction will be completed during the second or third quarter of 1998. There can be no assurance the Company will be able to complete the contemplated structured financing or raise funds through the other identified financing sources. If these sources are not available, the Company will be required to fully utilize its $20 million revolving credit facility and $12.5 million Guidance Line, increase its revolving credit facility and/or may have to slow the rate of increasing the outstanding loan portfolio.

       During 1996 the Company completed the Private Placement of approximately $29.5 million of notes, issued pursuant to a rated structured financing, which are collateralized by the Partnership's commercial loan portfolio. The Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding
borrowings under the Company's credit facility.   Net income on these leveraged
funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72%) and the rate obtained on loan of these funds (presently the Partnership's outstanding portfolio has a weighted average coupon of approximately 11.3%). In July 1996, the Company completed the sale of 2,335,000 Common Shares pursuant to the Offering. The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000
were used to pay costs in connection with the Offering.   At December 31, 1997,
the Company had utilized all proceeds from the Private Placement and the Offering.

       In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any preferred shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of preferred shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See " Prepayment Consideration" and "Interest Rate and Prepayment Risks".

RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income
In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. As the Company does not have any components of comprehensive income not currently included in the consolidated statements of income, SFAS No. 130 has no impact on the Company.

Disclosures about Segments of an Enterprise and Related Information
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business. The requirements of SFAS No. 131 are not required in interim financial statements in the initial year of adoption.

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

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                    PART II
                               OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K

              A.     Exhibits

                     10.1 Third Amended and Restated Revolving Credit Note dated as of March 15, 1998.

                     10.2 Third Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of March 15, 1998.

                     27.1   Financial Data Schedule

              B.     Forms 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PMC Commercial Trust

  Date:            05/14/98                 \s\ Lance B. Rosemore
          ---------------------------       ---------------------------------
                                            Lance B. Rosemore
                                            President


  Date:            05/14/98                 \s\ Barry N. Berlin
          ---------------------------       ---------------------------------
                                            Barry N. Berlin
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 10.1   Third Amended and Restated Revolving Credit Note dated as of March 15, 1998.

 10.2   Third Amendment to Loan Agreement and Amendment to Loan Documents and
        Renewal and Extension of Loan Dated as of March 15, 1998.

 27.1   Financial Data Schedule