Form 10-Q
period 1998-06-30
PMC COMMERCIAL TRUST /TX
filed 1998-08-13
CIK 908311

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to

                         Commission File Number 0-22148

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)


                TEXAS                                  75-6446078
                -----                                  ----------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


17290 Preston Road, 3rd Floor, Dallas, TX 75252          (972) 349-3200
-----------------------------------------------          --------------
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

                                    YES X  NO
                                       ---   ---
As of August 1, 1998, Registrant had outstanding 6,512,055 Common Shares of Beneficial Interest, par value $.01 per share.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES




                                      INDEX

PART I.           Financial Information                                                    PAGE NO.
                  ---------------------                                                    --------
                  Item 1.  Financial Statements

                               Consolidated Balance Sheets -
                                 June 30, 1998 (Unaudited) and December 31, 1997              2

                               Consolidated Statements of Income (Unaudited) -
                                Six Months Ended June 30, 1998 and 1997                       3
                                Three Months Ended June 30, 1998 and 1997                     4

                               Consolidated Statements of Cash Flows (Unaudited) -
                                Six Months Ended June 30, 1998 and 1997                       5

                               Notes to Consolidated Financial Statements (Unaudited)         6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                 9

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       17

PART II.          Other Information

                  Item 4.   Submission of Matters to a Vote of Security Holders              18

                  Item 6.  Exhibits and Reports on Form 8-K                                  18

                                     PART I

                              Financial Information



                                     ITEM 1.

                              Financial Statements

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                         June 30,         December 31,
                                                                           1998               1997
                                                                       ------------       -------------
                                                                        (Unaudited)
                                                 ASSETS
INVESTMENTS:
  Loans receivable, net.............................................   $    124,537       $     109,132
  Cash equivalents..................................................            153                  32
  Restricted investments............................................          7,904               5,766
                                                                       ------------       -------------
TOTAL INVESTMENTS...................................................        132,594             114,930
                                                                       ------------       -------------
PROPERTY, PLANT AND EQUIPMENT:
       Land.........................................................          6,900            -
       Buildings....................................................         51,106            -
       Furniture, fixtures and equipment                                      4,725            -
                                                                       ------------       -------------
TOTAL PROPERTY, PLANT AND EQUIPMENT.................................         62,731            -
                                                                       ------------       -------------

OTHER ASSETS:
  Cash..............................................................             10                   4
  Interest receivable...............................................            716                 654
  Deferred borrowing costs, net.....................................            813                 280
  Other assets, net.................................................            262                   9
                                                                       ------------       -------------
TOTAL OTHER ASSETS..................................................          1,801                 947
                                                                       ------------       -------------

TOTAL ASSETS........................................................   $    197,126       $     115,877
                                                                       ============       =============

       LIABILITIES AND BENEFICIARIES' EQUITY
LIABILITIES:
  Notes payable.....................................................   $     95,671       $      18,721
  Borrower advances.................................................          1,521               1,431
  Dividends payable.................................................          2,864               2,749
  Unearned commitment fees..........................................            817                 948
  Due to affiliates.................................................          1,461                 344
  Unearned construction monitoring fees.............................             49                  67
  Interest payable..................................................            236                 182
  Other liabilities.................................................          1,345                 193
                                                                       ------------       -------------
TOTAL LIABILITIES...................................................        103,964              24,635
                                                                       ------------       -------------

COMMITMENTS AND CONTINGENCIES

BENEFICIARIES' EQUITY:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value;  6,509,231 and
       6,392,518 shares issued and outstanding at June 30, 1998
       and December 31, 1997, respectively..........................             65                  64
  Additional paid-in capital........................................         93,938              91,687
  Cumulative net income.............................................         31,040              25,677
  Cumulative dividends..............................................        (31,881)            (26,186)
                                                                       ------------       -------------
Total beneficiaries' equity.........................................         93,162              91,242
                                                                       ------------       -------------
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY.........................   $    197,126       $     115,877
                                                                       ============       =============

Net asset value per share...........................................         $14.31              $14.27
                                                                       ============       =============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                                                          Six Months Ended June 30,
                                                                     ---------------------------------
                                                                         1998                1997
                                                                     -------------      --------------
                                                                               (Unaudited)
REVENUES:
  Interest income - loans........................................    $       6,443      $        6,000
  Lease income...................................................               17            -
  Interest and dividends - other investments.....................              139                 459
  Other income...................................................              578                 438
                                                                     -------------      --------------
TOTAL REVENUES...................................................            7,177               6,897
                                                                     -------------      --------------
EXPENSES:
  Interest.......................................................              899                 898
  Advisory and servicing fees to affiliate, net..................              750                 700
  General and administrative.....................................              101                  77
  Provision for loan losses......................................               20                  40
  Legal and accounting fees......................................               44                  38
                                                                     -------------      --------------
TOTAL EXPENSES...................................................            1,814               1,753
                                                                     -------------      --------------
NET INCOME.......................................................    $       5,363      $        5,144
                                                                     =============      ==============
Weighted average shares outstanding..............................        6,481,794           6,167,832
                                                                     =============      ==============
Basic and diluted earnings per share.............................    $        0.83      $         0.83
                                                                     =============      ==============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                                                        Three Months Ended June 30,
                                                                     ---------------------------------
                                                                         1998               1997
                                                                     -------------      --------------
                                                                                (Unaudited)
REVENUES:
  Interest income - loans........................................    $       3,360      $        3,223
  Lease income...................................................               17            -
  Interest and dividends - other investments.....................               74                 172
  Other income...................................................              221                 338
                                                                     -------------      --------------
TOTAL REVENUES...................................................            3,672               3,733
                                                                     -------------      --------------

EXPENSES:
  Interest.......................................................              494                 454
  Advisory and servicing fees to affiliate, net..................              368                 369
  General and administrative.....................................               69                  46
  Provision for loan losses......................................               10                  20
  Legal and accounting fees......................................               24                  24
                                                                     -------------      --------------
TOTAL EXPENSES...................................................              965                 913
                                                                     -------------      --------------
NET INCOME.......................................................    $       2,707      $        2,820
                                                                     =============      ==============
Weighted average shares outstanding..............................        6,508,942           6,208,173
                                                                     =============      ==============
Basic and diluted earnings per share.............................    $        0.42      $         0.45
                                                                     =============      ==============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Six Months Ended June 30,
                                                                        -------------------------------
                                                                            1998              1997
                                                                        ------------      -------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................    $      5,363      $       5,144
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of discount and fees................................            (157)              (489)
      Amortization of organization and borrowing costs..............             102                 27
      Provision for loan losses.....................................              20                 40
      Commitment fees collected, net................................             156                379
      Construction monitoring fees collected, net...................              18                 43
      Changes in operating assets and liabilities:
          Accrued interest receivable...............................             (62)                 8
          Other assets..............................................            (258)               (37)
          Interest payable..........................................              55                 (9)
          Borrower advances.........................................              89             (1,288)
          Due to affiliates.........................................           1,117               (244)
          Other liabilities.........................................           1,152                  2
                                                                        ------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................           7,595              3,576
                                                                        ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded......................................................         (25,679)           (26,750)
  Principal collected...............................................          10,088             12,653
  Purchase of property, plant and equipment.........................         (62,731)           -
  Investment in restricted investments, net.........................          (2,138)            (3,742)
                                                                        ------------      -------------
NET CASH USED IN INVESTING ACTIVITIES...............................         (80,460)           (17,839)
                                                                        ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares..........................           2,072              2,267
   Proceeds from issuance of notes payable..........................         106,060            -
   Payment of dividends.............................................          (5,399)            (4,735)
   Payment of principal on notes payable............................         (29,111)            (1,688)
   Payment of issuance costs........................................            (630)               (16)
                                                                        ------------      -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................          72,992             (4,172)
                                                                        ------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................             127            (18,435)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................              36             25,984
                                                                        ------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................    $        163      $       7,549
                                                                        ============      =============
SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested.............................................    $        181      $         226
                                                                        ============      =============
   Dividends declared, not paid.....................................    $      2,864      $       2,556
                                                                        ============      =============
   Interest paid....................................................    $        746      $         886
                                                                        ============      =============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively the "Company") as of June 30, 1998 and the consolidated statements of income for the three and six months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

         The results for the three and six months ended June 30, 1998 are not necessarily indicative of future financial results.

NOTE 2.   BASIS FOR CONSOLIDATION

         During 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("PCR" or the "1996 Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for PCR. During 1998, PMC Commercial Trust, Ltd. 1998-1 ("PMCT98" or the "1998 Partnership"), and PMCT Corp. 1998-1, a Delaware corporation were formed. PMCT Corp. 1998-1 is the general partner for PMC Commercial Trust, Ltd. 1998-1. The consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp., PCR, PMCT98 and PMCT Corp. 1998-1.

         PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp, the 1996 Partnership, PMCT Corp. 1998-1, and the 1998 Partnership (See Note 5).

NOTE 3.   DIVIDENDS TO BENEFICIARIES

         During January 1998, the Company paid $0.430 per share in dividends to common shareholders of record on December 31, 1997. During April 1998, the Company paid $0.435 per share in dividends to common shareholders of record on March 31, 1998. During June 1998, the Company declared a $0.440 per share dividend to common shareholders of record on June 30, 1998 which was paid on July 13, 1998.

NOTE 4.     RELATED PARTY TRANSACTIONS

         Pursuant to investment management agreements (the "Investment Management Agreements") between the Company and PMC Capital, Inc. (an affiliated entity), through its investment management subsidiaries (the "Investment Manager"), the Company incurred fees of approximately $1,507,000 for the six months ended June 30, 1998. Of the servicing and advisory fees incurred under the Investment Management Agreements during the six months ended June 30, 1998, $126,000 has been offset against commitment fees as a direct cost of originating loans, $466,000 has been capitalized as a direct cost of acquiring property, plant and equipment and $165,000 has been capitalized as a direct cost of the structured financing completed during the second quarter (See Note 5).

         Pursuant to an amended investment management agreement with the Investment Manager, fees relating to loan originations and servicing are due based on the following. The quarterly servicing and advisory fee (the "Base Fee")

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.     RELATED PARTY TRANSACTIONS (CONTINUED)

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

         Pursuant to an investment management agreement (renewable on an annual basis) with the Investment Manager relating to property acquisitions by the Company (the "Property Management Agreement"), the Company will pay certain fees to the Investment Manager. The Property Management Agreement provides for a one time fee equal to the product of 0.75% multiplied by the purchase price paid by the Company to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") in connection with the purchase of 30 hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the acquisition cost of the properties (the "Amerihost Fee"). In connection with the consummation of a proposed merger by the Company with Supertel Hospitality, Inc. ("Supertel"), the Company will pay the Investment Manager a one time fee equal to the product of 1.0% multiplied by the dollar value of the Company's common shares of beneficial interest issued to Supertel stockholders in connection with the Merger and the Investment Manager will be paid an annual management fee of $200,000 plus 1.0% of the gross revenues (as defined in the master lease between the Company and the operators of the properties acquired from Supertel) up to and including $50,000,000 and 2.0% of gross revenues in excess of $50,000,000 (the "Supertel Fee"). In the event the Property Management Agreement with the Investment Manager is terminated or not renewed by the Company (other than as a result of a material breach by the Investment Manager) or by the Investment Manager (as a result of a material breach by the Company), the Investment Manager would be entitled to receive the Amerihost Fee and the Supertel Fee for a period of five years from the termination date.

NOTE 5.    NOTES PAYABLE

         During 1996, the 1996 Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "1996 Private Placement") of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "1996 Notes"). The 1996 Notes (i) have a present balance outstanding of $12.7 million,
(ii) mature in 2016, (iii) bear interest at the rate of 6.72% per annum and (iv) are collateralized by loans contributed by PMC Commercial to the 1996 Partnership, which loans have an aggregate of approximately $22.2 million of principal outstanding at June 30, 1998.

         During 1998, the 1998 Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "1998 Private Placement") of $66.1 million of its Fixed Rate Loan Backed Notes, Series 1998-1 (the "1998 Notes"). The 1998 Notes (i) have a present balance outstanding of $66.1 million,
(ii) mature in 2019, (iii) bear interest at the rate of 6.37% per annum and (iv) are collateralized by loans contributed by PMC Commercial to the 1998 Partnership, which loans have an aggregate of approximately $70.5 million of principal outstanding at June 30, 1998.

         As of June 30, 1998, the Company had $16.9 million outstanding pursuant to a revolving credit facility (the "Revolver"). The interest rate on such advances under the Revolver was approximately 7.7% at June 30, 1998.

NOTE 6.    NET INCOME PER SHARE

         The weighted average number of common shares of beneficial interest outstanding were 6,481,794 and 6,167,832 for the six months ended June 30, 1998 and 1997 and 6,508,942 and 6,208,173 for the three months ended June 30, 1998 and 1997, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 4,800 and 7,000 for the effect of stock options during the six months ended June 30, 1998 and 1997 and approximately 4,800 and 7,000 for the three months ended June 30, 1998 and 1997, respectively.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8.   PROPERTY ACQUISITION

         On May 21, 1998, the Company and Amerihost entered into an agreement pursuant to which the Company would acquire and leaseback 30 hotels (the "Amerihost Properties"). Pursuant to the sale/leaseback agreement, the Company would lease the Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each. On June 30, 1998, the Company completed the acquisition of 26 of the 30 Amerihost Properties (the "Acquired Properties") for an aggregate purchase price of $62.2 million. As a result of the Company's acquisition of the Acquired Properties, the lease has an initial fixed payment of $6.2 million per year for the first three years with increases allowed up to the lesser of the consumer price index increase or two percent per year beginning after the third year. The Company intends to acquire the remaining four Amerihost Properties, subject to certain conditions, and, as a result, the fixed lease payment would increase to $7.3 million per year. Amerihost agreed to guarantee the lease payment obligations of Amerihost Inns.

NOTE 9.   PROPOSED MERGER

         On June 3, 1998, the Company entered into an Agreement and Plan of Merger pursuant to which Supertel will merge with and into the Company, subject to the satisfaction of certain conditions to closing. The consideration to be paid by the Company would be 0.6 common shares of the Company (the "Common Shares") for each share of Supertel, subject to adjustment in the event the average trading price of the Common Shares for the ten trading days ending five days before the respective shareholder meetings to approve the merger drops below $17.50 or increases above $24.00. The merger has been approved by the boards of both companies, but is subject to a number of conditions, including approval by at least two thirds of the shareholders of the Company and a majority of the stockholders of Supertel.

         Under the agreement, the Company would acquire the hotel assets of Supertel in a transaction valued at approximately $134 million, including approximately $61 million of equity (based on the closing price of the PMC Commercial common shares on June 3, 1998) with the remainder consisting of the assumption of debt and/or cash.

         The 62 hotels (containing 4,453 rooms) to be acquired by the Company pursuant to the merger will be leased to Norfolk Hospitality Management Co. (the "Lessee"), an entity to be owned by certain officers and employees of Supertel. The Lessee will pay an annual base rent of $15,000,000 (including certain reserve requirements of $600,000) plus additional rent in the amount of 20% of every dollar of annual gross revenues in excess of $42,000,000 and 25% of every dollar of gross revenues in excess of $50,000,000. The lease agreement has a five year initial term with options for two additional two year terms.

                                     PART I
                              FINANCIAL INFORMATION

                                    ITEM 2 .
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was organized in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. Prior to the Amerihost Transaction (as hereinafter defined), the Company was solely a commercial lender that originated loans to small business enterprises, primarily collateralized by first liens on real estate of the related business. The Company's lending function consists primarily of making loans to borrowers who operate in the lodging industry. On June 30, 1998, the Company completed the acquisition of 26 motel properties (the "Acquired Amerihost Properties") from Amerihost Properties, Inc. and/or its subsidiaries ("Amerihost") for $62.2 million in a sale/leaseback transaction (the "Amerihost Transaction"). The Company will continue to attempt to enhance shareholder value by increasing its loan portfolio and making strategic acquisitions of commercial properties.

         During the three and six months ended June 30, 1998 the Company funded loans of $16.3 and $25.7 million, respectively. During the years ended December 31, 1997, 1996 and 1995, the Company originated and funded $43.1 million, $40.4 million and $31.7 million of loans. A substantial portion of such loan originations were to corporations and individuals in the lodging industry.

         As of June 30, 1998 and December 31, 1997, the total portfolio outstanding was $126.4 million and $110.8 million, respectively ($124.5 million and $109.1 million, respectively, after reductions for loans purchased at a discount and deferred commitment fees), with a weighted average contractual interest rate of approximately 10.7%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. The annualized average yields on loans, including all loan fees earned, for the six months ended June 30, 1998 and the years ended December 31, 1997, 1996 and 1995 were approximately 12.1%, 12.4%, 12.1% and 12.1%, respectively. Generally, these loans are collateralized by first liens on real estate and guaranteed by the principals of the businesses financed. Included in principal outstanding at June 30, 1998 are $2.6 million of interim financing which have been advanced pursuant to the SBA's section 504 lending program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

         As of June 30, 1998, the Company had one loan which was greater than 30 days delinquent. The aggregate principal balance outstanding of the delinquent loan was approximately $800,000 (1%) of the total outstanding principal balance of the loan portfolio). As of June 30, 1998, the Company has established a reserve in the amount of $80,000 against such loan. In management's opinion, the realized value upon liquidation of the collateral relating to this loan will equal or exceed the principal balance outstanding on the loan less the related reserve.

         The Company believes that favorable opportunities exist for the acquisition of lodging properties at attractive returns, particularly with respect to smaller, limited service motels operated under national franchises, at prices at or below replacement cost. Accordingly, the Company intends to continue to acquire additional lodging properties or portfolios of lodging properties deriving revenues from fixed leases and participating in increased revenue from those properties. As a result, the Company believes it will be able to continue to accomplish its objective of maximizing cash available for distributions and enhancing shareholder value.

         The Company concentrates its real estate investment activities on lodging properties, or portfolios of properties, which meet one or more of the following criteria:

         (i) Properties located in areas with a variety of revenue generators, such as colleges, recreational areas or interstate highways.

         (ii) Properties with intrinsic values equal to or less than replacement values.

         (iii) Properties which are currently managed by a management group with a demonstrated ability to pay fixed lease obligations.

         (iv) Portfolios of properties which exhibit some or all of the criteria discussed above, where purchasing several properties in one transaction enables the Company to obtain a favorable price or to purchase attractive assets that otherwise would not be available.

Because the Company is independent of the lessees and operators of its lodging properties, the Company has flexibility with respect to acquiring and leasing additional hotels. Due to the current favorable acquisition environment for lodging properties, the Company intends to continue to pursue acquisitions in an effort to attain the Company's growth objectives. The Company believes it is possible to acquire lodging properties with existing or achievable cash flows to pay the lease obligations needed by the Company to satisfy its investment criteria.

RECENT DEVELOPMENTS

         AMERIHOST TRANSACTION. On May 21, 1998, the Company and Amerihost entered into an agreement pursuant to which the Company would acquire and leaseback 30 motel properties (the "Amerihost Properties"). Pursuant to the sale/leaseback agreement, the Company would lease the Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each, with consumer price index increases up to a maximum of two percent per year beginning after the third year. The Company intends to acquire the remaining four Amerihost Properties, subject to certain conditions,and,as a result, the fixed lease payment would increase to $7.3 million per year. Amerihost agreed to guarantee the lease payment obligations of Amerihost Inns.

         On June 30, 1998, the Company completed the acquisition of the 26 Acquired Amerihost Properties for an aggregate purchase price of $62.2 million. The Acquired Amerihost Properties contain 1,575 rooms. The aggregate amount of the lease payments for the Acquired Properties is $6.22 million per year. The remaining four Amerihost Properties will be acquired by the Company subject to the assumption of the debt existing on such four properties. The Company must consummate the acquisitions of any or all of the remaining four properties by June 30, 1999.

         Certain information regarding the 26 Acquired Amerihost Properties currently owned by the Company is set forth below:

          CITY                      STATE                      ROOMS IN HOTEL
          ----                      -----                      --------------
          Anderson                  California                       61
          Yreka                     California                       61
          Smyrna                    Georgia                          60
          Eagles Landing            Georgia                          60
          La Grange                 Georgia                          59
          Rochelle                  Illinois                         61
          Storm Lake                Iowa                             61
          Mt. Pleasant              Iowa                             63
          Hudsonville               Michigan                         61
          Grand Rapids South        Michigan                         61
          Coopersville              Michigan                         60
          Grand Rapids North        Michigan                         60
          Monroe                    Michigan                         63
          Port Huron                Michigan                         61
          Tupelo                    Mississippi                      61
          Warrenton                 Missouri                         63
          Mansfield                 Ohio                             60
          Ashland                   Ohio                             62
          Wooster East              Ohio                             58
          Wooster North             Ohio                             60
          Shippensburg              Pennsylvania                     60
          Grove City                Pennsylvania                     61
          Jackson                   Tennessee                        61
          McKinney                  Texas                            61
          Mosinee                   Wisconsin                        53
          Kimberly                  Wisconsin                        63
                                                                  -----
                       TOTAL NUMBER OF ROOMS                      1,575
                                                                  =====

         The four remaining Amerihost Properties which the Company may acquire are located in Macomb, Illinois'; Sycamore, Illinois; Plainfield, Indiana and Marysville, Ohio. The hotels in Illinois and Indiana have 60 rooms each and the Marysville, Ohio hotel has 79 rooms, for a total of 259 additional rooms.

         SUPERTEL TRANSACTION. On June 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Supertel will merge (the "Merger") with and into the Company. The consideration to be paid by the Company would be 0.6 common shares of beneficial interest of the Company (the "Common Shares") for each share of Supertel, subject to adjustment in the event the average trading price of the Common Shares for the ten trading days ending five days before the respective shareholder meetings to approve the merger drops below $17.50 or increases above $24.00. The Merger has been approved by the boards of both companies, but is subject to a number of conditions, including approval by at least two thirds of the shareholders of the Company and a majority of the stockholders of Supertel.

         Additionally, the Merger Agreement provides that the stockholders of Supertel will receive a pre-closing dividend of certain of Supertel's earnings and profits which, if less than $3.00 per share of Supertel common stock, allows Supertel to terminate the agreement. The special dividend would be payable only if the Merger occurs. The Merger is expected to be consummated in October or November 1998.

         Under the Merger Agreement, the Company would acquire the 62 hotel assets and assume certain liabilities of Supertel in a transaction valued at approximately $134 million, including approximately $61 million of equity (based on the closing price of the Common Shares on June 3, 1998) with the remainder consisting of the assumption of debt and/or cash.

         The 62 hotels (containing 4,453 rooms) to be acquired by the Company pursuant to the Merger will be leased to Norfolk Hospitality Management Co. (the "Lessee"), an entity to be owned by certain officers and employees of Supertel. The Lessee will pay an annual base rent of $15,000,000 (including certain reserve requirements of $600,000) plus additional rent in the amount of 20% of every dollar of annual gross revenues in the excess of $42,000,000 and 25% of every dollar of gross revenues in excess of $50,000,000. The lease agreement has a five year initial term with options for two additional two year terms.

         SECURED FINANCING TRANSACTION. On June 23, 1998, a special purpose limited partnership, PMC Commercial Trust, Ltd. 1998-1 (the "1998 Partnership"), created by the Company issued $66.1 million aggregate principal amount of its loan-backed fixed rate notes (the "1998 Notes") in a private placement. The Company owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, which have a stated maturity of May 1, 2019 and bear interest at the rate of 6.37% per annum, were collateralized by an initial amount of approximately $71.9 million of loans contributed by the Company to the 1998 Partnership. In connection with this transaction, the 1998 Notes were given a rating of "Aaa" by Moody's Investors Service, Inc. The 1998 Partnership has the exclusive obligation for repayment of the 1998 Notes and the holders of the 1998 Notes have no recourse to the Company or its assets in the event of nonpayment. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to the Company in accordance with its interest in the 1998 Partnership. The Company utilized these proceeds to help fund the acquisition of the Acquired Amerihost Properties.

LOAN PREPAYMENT CONSIDERATIONS

         The terms of the loans originated by the Company provide that, subject to certain exceptions and other qualifications described below, voluntary prepayments of principal of the loans (each, a "Principal Prepayment") are permitted but are required to be accompanied by a yield maintenance Charge (a "Yield Maintenance Charge"), during all of their respective terms to maturity.

         The Yield Maintenance Charge for each loan as to which Principal Prepayments are required to be accompanied by a Yield Maintenance Charge, at any time of determination, will generally be equal to the greater of either 95 days of interest at the stated interest rate applied to the amount of principal being prepaid, or a yield maintenance premium (the "Yield Maintenance Premium"). For the majority of The Company's loans, the Yield Maintenance Premium is calculated by multiplying the amount of principal being prepaid by the product of the number of years remaining to maturity of the loan and the Reinvestment Rate (as defined hereafter). For the majority of the loans, the "Reinvestment Rate" is the difference between the U.S. Treasury Rate nearest to the loan's original maturity at the time of origination of the loan and the 5-year U.S. Treasury Rate at the time of prepayment. Generally, as prevailing interest rates decline, the amount of the Yield Maintenance Premium increases. Some of the loans permit the prepayment of up to 10% of the original loan principal balance per year without penalty.

INTEREST RATE AND PREPAYMENT RISK

         The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to continue to borrow funds or issue preferred shares of beneficial interest on favorable terms, and there can be no assurance that such borrowings or issuances can in fact be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income and dividend yield and, as a result the market price of the the Company Common Shares. As interest rates have declined, the Company has experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been reloaned at lower rates. A high volume of loan prepayments could have an adverse effect on the Company's business, financial condition and results of operations and on its ability to maintain distributions at the level then existing. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of Principal Prepayments.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers that significant doubt exists as to the ultimate realization of the loan. To date, a $80,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. At such time a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         The net income of the Company during the six months ended June 30, 1998 and 1997, was $5.4 million and $5.1 million, respectively, $0.83 per share during both periods. The weighted average shares outstanding increased by approximately 5% from 6,167,832 for the six months ended June 30, 1997 to 6,481,794 for the six months ended June 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan.

         Interest income - loans increased by $443,000 (7%), from $6,000,000 during the six months ended June 30, 1997, to $6,443,000 during the six months ended June 30, 1998. This increase was primarily attributable to the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $13.0 million (13%), from $101.5 million during the six months ended June 30, 1997, to $114.5 million during the six months ended June 30, 1998. The annualized average yields on loans, including all loan fees earned, for the six months ended June 30, 1998 and 1997 were approximately 12.1% and 12.5%, respectively. The decreased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments which were greater during the six months ended June 30, 1997 than during the six months ended

June 30, 1998. During the six months ended June 30, 1998 and 1997, six and 11 loans in the amount of approximately $6.4 million and $9.9 million, respectively, paid in full with a corresponding recognition of approximately $104,000 and $186,000, respectively, of deferred fee income. Interest income - loans includes interest earned on loans, the accretion of a discount on purchased loans and the accretion of deferred commitment fees.

         Lease income was $17,000 during the six months ended June 30, 1998. This increase was attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sales/leaseback agreement.

         Interest and dividends - other investments decreased by $320,000 (70%), from $459,000 during the six months ended June 30, 1997, to $139,000 during the six months ended June 30, 1998. This decrease was due to a decrease in short-term investments. The average short-term investments of the Company decreased by $14.7 million (86%), from $17.1 million during the six months ended June 30, 1997, to $2.4 million during the six months ended June 30, 1998. The average yields on short-term investments during the six months ended June 30, 1998 and 1997 were approximately 4.8% and 5.4%, respectively.

         Other income increased by $140,000, from $438,000 during the six months ended June 30, 1997, to $578,000 during the six months ended June 30, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. This increase was primarily attributable to the collection of prepayment fees during the six months ended June 30, 1998 of $408,000 compared to $282,000 during the six months ended June 30, 1997. Additionally, income recognized from late fees on loans increased by $13,000, from $20,000 during the six months ended June 30, 1997, to $33,000 during the six months ended June 30, 1998.

         Pursuant to the Investment Management Agreements, as amended, the Company incurred an aggregate of $1,506,000 in fees for the six months ended June 30, 1998. Of the total fees paid or payable to the Investment Manager during the six months ended June 30, 1998, $126,000 has been offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and a $466,000 fee charged for the acquisition of the Amerihost Properties was capitalized as a cost of the properties. Investment management fees were $791,000 for the six months ended June 30, 1997. Of the total management fees paid or payable to the Investment Manager during the six months ended June 30, 1997, $91,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (based on the loans receivable outstanding) from $791,000 during the six months ended June 30, 1997 to $876,000 during the six months ended June 30, 1998 of $85,000 (prior to offsetting direct costs related to the origination of loans), or 11%, is primarily due to increases in the Company's invested assets and common equity capital. The average invested assets increased by $14.9 million (15%), from $100.7 million during the six months ended June 30, 1997, to $115.6 million during the six months ended June 30, 1998. The average common equity capital increased by $5.8 million (7%), from $87.4 million during the six months ended June 30, 1997, to $93.2 million during the six months ended June 30, 1998.

         Legal and accounting fees increased by $6,000 (16%), from $38,000 during the six months ended June 30, 1997, to $44,000 during the six months ended June 30, 1998. This increase is attributable to an increase in corporate legal fees and audit fees during the six months ended June 30, 1998.

         General and administrative expenses increased by $24,000 (31%), from $77,000 during the six months ended June 30, 1997, to $101,000 during the six months ended June 30, 1998. This increase is primarily attributable to an increase in costs related to printing and shareholder servicing expenses.

         Interest expense during the six months ended June 30, 1998 consisted primarily of interest incurred on the Notes issued pursuant to the 1996 Private Placement (approximately $474,000), the 1998 Private Placement (approximately $94,000), the revolving credit facility (approximately $215,000) and interest incurred on borrower advances (approximately $20,000). During the six months ended June 30, 1997, interest expense consisted of interest incurred on the Notes issued pursuant to the 1996 Private Placement (approximately $870,000), and interest incurred on borrower advances (approximately $43,000).

         As the Company is currently qualified as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended ("the Code"), there are no provisions in the financial statements for Federal income taxes.

                   THREE MONTHS ENDED JUNE 30, 1998 COMPARED
                    TO THE THREE MONTHS ENDED JUNE 30, 1997

         The net income of the Company during the three months ended June 30, 1998 and 1997, was $2,707,000 and $2,820,000, or $0.42 and $0.45 per share, respectively. The weighted average shares outstanding increased by approximately 5% from 6,208,173 for the three months ended June 30, 1997 to 6,508,942 for the three months ended June 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan.

         Interest income - loans increased by $137,000 (4%), from $3,223,000 during the three months ended June 30, 1997, to $3,360,000 during the three months ended June 30, 1998. This increase was primarily attributable to the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $12.3 million (12%), from $105.8 million during the three months ended June 30, 1997, to $118.1 million during the three months ended June 30, 1998. The annualized average yields on loans, including all loan fees earned, for the three months ended June 30, 1998 and 1997 were approximately 11.8% and 13.3%, respectively. Interest income - loans includes interest earned on loans, the accretion of discounts on purchased loans and the accretion of deferred commitment fees.

         Lease income was $17,000, during the three months ended June 30, 1998. This increase was attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sale/leaseback agreement.

         Interest and dividends - other investments decreased by $98,000 (57%) from $172,000 during the three months ended June 30, 1997, to $74,000 during the three months ended June 30, 1998. This decrease was due to a decrease in short-term investments. The average short-term investments of the Company decreased by $6.8 million from $12.4 million during the three months ended June 30, 1997, to $5.6 million during the three months ended June 30, 1998. The average yields on short-term investments during the three months ended June 30, 1998 and 1997 were approximately 4.9% and 5.5%, respectively.

         Other income decreased by $117,000 (35%), from $338,000 during the three months ended June 30, 1997, to $221,000 during the three months ended June 30, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. The decrease was principally attributable to the collection of prepayment fees during the three months ended June 30, 1998 of $156,000 compared to $265,000 during the three months ended June 30, 1997. Additionally, income recognized from other loan-related fees, such as assumption, modification and extension fees, decreased by $20,000 from $66,000 during the three months ended June 30, 1997, to $46,000 during the three months ended June 30, 1998. This decrease was partially offset by late payment fees of $18,000 during the three months ended June 30, 1998 compared to $7,000 during the three months ended June 30, 1997.

         Pursuant to the Investment Management Agreements, as amended, the Company incurred an aggregate of $1,084,000 in fees for the three months ended June 30, 1998. Of the total fees paid or payable to the Investment Manager during the three months ended June 30, 1998, $86,000 has been offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and a $466,000 fee charged for the acquisition of the Amerihost Properties was capitalized as a cost of the properties. Investment management fees were $405,000 for the three months ended June 30, 1997. Of the total management fees paid or payable to the Investment Manager during the three months ended June 30 ,1997, $36,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (based on the loans receivable outstanding) from $441,000 during the three months ended June 30, 1997 to $453,000 during the three months ended June 30, 1998 or $12,000 (prior to offsetting direct costs related to the origination of loans), or 3%, is primarily due to increases in the Company's invested assets and common equity capital. The average invested assets increased by $13.9 million (13%), from $105.1 million during the three months ended June 30, 1997, to $119.0 million during the three months ended June 30, 1998. The average common equity capital increased by $5.8 million (7%) from $88.2 million during the three months ended June 30, 1997, to $94.0 million during the three months ended June 30, 1998.

         Legal and accounting fees were $24,000 during both the three months ended June 30, 1998 and 1997.

         General and administrative expenses increased by $23,000 (50%), from $46,000 during the three months ended June 30, 1997, to $69,000 during the three months ended June 30, 1998. This increase is primarily attributable to an increase in costs related to printer and shareholder servicing expenses.

         Interest expense during the three months ended June 30, 1998 consisted primarily of interest incurred on the notes issued pursuant to the 1996 Private Placement (approximately $214,000), the 1998 Private Placement (approximately $94,000) interest on the revolving credit facility (approximately $153,000) and interest incurred on borrower advances (approximately $10,000). During the three months ended June 30, 1997, interest expense consisted primarily of interest incurred on the 1996 Private Placement (approximately $425,000) and interest incurred on borrower advances (approximately $18,000).

         As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

         The Company generated $7,595,000 and $3,576,000 from operating activities during the six months ended June 30, 1998 and 1997, respectively. The increase of $4,019,000 (112%) was primarily due to fluctuations in borrower advances which increased by $1,377,000 from a use of $1,288,000 during the six months ended June 30, 1997, to a source of $89,000 during the six months ended June 30, 1998, an increase in net income from $5,144,000 during the six months ended June 30, 1997 to $5,363,000 during the six months ended June 30, 1998, the change related to "due to affiliates" which increased by $1,361,000 from a use of $244,000 during the six months ended June 30,1997, to a source of $1,117,000 during the six months ended June 30, 1998 and an increase in other liabilities from $2,000 during the six months ended June 30, 1997 to $1,152,000 during the six months ended June 30, 1998.

         The Company used $80,460,000 and $17,839,000 through investing activities during the six months ended June 30, 1998 and 1997, respectively. The increased use of funds of $62,621,000 was due primarily to: (i) the purchase of 26 motel properties from Amerihost for $62,200,000, (ii) a decrease in principal collected on loans of $2,565,000 (primarily due to loan prepayments) during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increased use of funds was partially offset by (a) a decrease of $1,071,000 in loans funded during the six months ended June 30, 1998 compared to the six months ended June 30, 1997, and (b) by an increase in the source of funds provided by restricted investments.

         The Company provided $72,992,000 and used $4,172,000 from financing activities during the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998 and 1997, the increased source of funds is primarily due to the issuance of $66,100,000 loan backed fixed rate notes under the 1998 Partnership private placement and gross borrowings of $39,960,000 under the Company's revolving credit facility. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $664,000 from $4,735,000 during the six months ended June 30, 1997, to $5,399,000 during the six months ended June 30, 1998. This increase corresponds to the Company's increase in net income. Payment of principal on notes payable increased $27,423,000 from $1,688,000 during the six months ended June 30, 1997, to $29,111,000 during the three months ended June 30, 1998 as a result of the paydown of the revolving credit facility when the 1998 Notes were issued and the increased principal prepayments on the loans receivable collateralizing the notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans, acquire commercial properties and, from time to time, to acquire loans from governmental agencies and/or their agents. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.


         At June 30, 1998, the Company had $163,000 of cash and cash equivalents and approximately $16.6 million of total loan commitments outstanding to 24 small business concerns predominantly in the lodging industry. The weighted average interest rate on these loan commitments at June 30, 1998 was 10.0%. Of those commitments, approximately $5.9 million related to 17 partially funded construction loans. Approximately $1.5 million of funding commitments remained on six SBA 504 Program loans. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio and the acquisition of commercial properties, the Company intends to use: (i) its short-term credit facility as described below,
(ii) the placement of long-term borrowings, (iii) the issuance of debt securities, and/or (iv) the offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares").

         Pursuant to the Investment Management Agreement relating to the Company's loan portfolio, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company with respect to which the Company will receive no fees. The ability of the Company to meet its liquidity needs will depend on its ability to borrow funds or issue equity securities on favorable terms.

         The Company has a revolving credit facility (the "Revolver") providing funds to originate loans collateralized by commercial real estate. The Revolver, as amended in June 1998, provides the Company up to the lesser of $30 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings. In addition, pursuant to the amendment to the Revolver, the bank has extended an additional $10.0 million through an uncommitted credit facility (the "Guidance Line') available at the discretion of the bank. At June 30, 1998, the Company had $16.9 million outstanding borrowings under the credit facility and $13.1 million available thereunder ($23.1 million available including amounts under the Guidance Line). The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of the dividend reinvestment plan or SBA 504 Program loan takeouts. Management anticipates these sources of funds, proceeds from an additional structured sale or securitization of loans and/or properties and proceeds from loan prepayments will be adequate to meet its existing obligations.

         During 1996 the Company completed the 1996 Private Placement of approximately $29.5 million of notes, issued pursuant to a rated structured financing, which are collateralized by the 1996 Partnership's commercial loan portfolio. The 1996 Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Company's credit facility. Net income on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72%) and the rate obtained on loan of these funds (presently the 1996 Partnership's outstanding portfolio has a weighted average coupon of approximately 11.3%). In July 1996, the Company completed the sale of 2,335,000 Common Shares pursuant to a public offering (the "Offering"). The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering. At December 31, 1997, the Company had utilized all proceeds from the 1996 Private Placement and the Offering.

         During 1998 the Company completed the 1998 Private Placement of approximately $66.1 million of notes, issued pursuant to a rated structured financing, which are collateralized by the 1998 Partnership's commercial loan portfolio. The 1998 Private Placement resulted in net proceeds to the Company of approximately $61.2 million, of which approximately $14.6 million were used to repay outstanding borrowings under the Company's credit facility. Cash flow on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.37%) and the rate obtained on loan of these funds (presently the 1998 Partnership's outstanding portfolio has a weighted average coupon of approximately 10.6%).

         As a result of the above transactions, the Company is leveraged. In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any preferred shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of preferred shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See "Loan Prepayment Considerations" and "Interest Rate and Prepayment Risk".

         Additionally, upon completion of the Merger, the Company will either assume the indebtedness of Supertel or obtain outside financing. Certain of the loan documents evidencing Supertel's indebtedness prohibit a change in control of Supertel without the prior consent of the applicable lender. As the Merger would constitute such a change in control, Supertel and the Company are currently negotiating with such lenders to obtain such consent; however, there can be no assurance that all of such consents will be received. In the absence of such consents, consummation of the Merger would result in a default under the applicable loan documents which could require the Company to repay such debt utilizing alternative sources of funds. There can be no assurance that the Company will be able to borrow funds sufficient to repay all of such indebtedness or, if available, that such borrowings will be on terms as favorable to the Company as existing indebtedness.

         It is anticipated that the Company would be able to refinance the existing debt of Supertel (including any debt incurred attributable to the payment by Supertel of any pre-merger dividend) through either: (i) the issuance of a collateralized mortgage backed security utilizing the Supertel acquired hotels and the Amerihost Properties or the issuance of medium-term notes payable.

RECENT ACCOUNTING PRONOUNCEMENTS

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


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED ON THIS FORM 10-Q

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future property acquisitions and the growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and, in most instances, are identified through the use of words such as "anticipates," "expects" and "should." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.





                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                     PART II
                                OTHER INFORMATION



ITEM 4.        Submission of Matters to a Vote of Security Holders

               At the Company's Annual Meeting of Shareholders held on May 14, 1998, the following members were elected to the Board of Trust
               Managers:

               Andrew S. Rosemore
               Lance B. Rosemore
               Irving Munn
               Roy H. Greenberg
               Nathan Cohen
               Martha Greenberg
               Ira Silver

               The following proposal was approved at the Company's Annual
Meeting:

                                                                                                     Abstentions
                                                                       Affirmation      Negative      and Broker
                                                                          Votes           Votes       Non-Votes
                                                                       -----------      --------     ------------
               To ratify the appointment of PricewaterhouseCoopers      5,621,081         12,049         45,509
               LLP as the independent public accountants of the
               Company


ITEM 6.        Exhibits and Reports on Form 8-K

                  A.  Exhibits

                      2.1      Agreement and Plan of Merger, dated as of June 3,
                               1998, by and between PMC Commercial Trust and Supertel Hospitality, Inc. (filed as Exhibit 2.1 to PMC Commercial Trust's Form 8-K, filed June 5,
                               1998 (the "Form 8-K") and incorporated herein by reference).

                      2.2      Agreement of Purchase and Sale, dated as of May
                               21, 1998, by and among various corporations identified on Exhibit "A" thereto (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference).

                      10.1 Master Lease Agreement, dated as of June 3, 1998, by and between PMC Commercial Trust and Norfolk
                               Hospitality Management Co. (filed as Exhibit 10.1 to the Form 8-K and incorporated herein by reference).

                      27.1     Financial Data Schedule

                  B.  Forms 8-K

                               A Report on Form 8-K was filed with the
                               Securities and Exchange Commission on June 5,
                               1998, reporting information regarding the signing of the Agreement and Plan of Merger with Supertel
                               Hospitality, Inc. relating to the proposed acquisition of 62 motel properties pursuant to a merger between PMC Commercial Trust and Supertel
                               Hospitality, Inc. and the signing of an Agreement of Purchase and Sale relating to the sale and leaseback of up to 30 motel properties from Amerihost Properties, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PMC Commercial Trust

     Date:    08/13/98                \s\ LANCE B. ROSEMORE
          --------------------        ----------------------------
                                  Lance B. Rosemore
                                  President


     Date:    08/13/98                 \s\ Barry N. Berlin
          --------------------        ----------------------------
                                  Barry N. Berlin
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

                  EXHIBIT NO.  DESCRIPTION
                  -----------  -----------
                      2.1      Agreement and Plan of Merger, dated as of June 3,
                               1998, by and between PMC Commercial Trust and
                               Supertel Hospitality, Inc. (filed as Exhibit 2.1
                               to PMC Commercial Trust's Form 8-K, filed June 5,
                               1998 (the "Form 8-K") and incorporated herein by
                               reference).

                      2.2      Agreement of Purchase and Sale, dated as of May
                               21, 1998, by and among various corporations identified on Exhibit "A" thereto (filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference).

                      10.1 Master Lease Agreement, dated as of June 3, 1998, by and between PMC Commercial Trust and Norfolk
                               Hospitality Management Co. (filed as Exhibit 10.1 to the Form 8-K and incorporated herein by reference).

                      27.1     Financial Data Schedule
