Form 10-Q
period 1998-09-30
PMC COMMERCIAL TRUST /TX
filed 1998-11-16
CIK 908311

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission File Number 0-22148
                                               ---------

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

As of November 1, 1998, Registrant had outstanding 6,515,780 Common Shares of Beneficial Interest, par value $.01 per share.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES


                                     INDEX

PART I.          Financial Information                                                    PAGE NO.
                                                                                          --------

                 Item 1.  Financial Statements

                              Consolidated Balance Sheets -
                                September 30, 1998 (Unaudited) and December 31, 1997           2

                              Consolidated Statements of Income (Unaudited) -
                               Nine Months Ended September 30, 1998 and 1997                   3
                               Three Months Ended September 30, 1998 and 1997                  4

                              Consolidated Statements of Cash Flows (Unaudited) -
                               Nine Months Ended September 30, 1998 and 1997                   5

                              Notes to Consolidated Financial Statements (Unaudited)           6

                 Item 2.  Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                  10

                 Item 3.   Quantitative and Qualitative Disclosures About Market Risk         20

PART II.         Other Information

                 Item 4.   Submission of Matters to a Vote of Security Holders                21

                 Item 6.  Exhibits and Reports on Form 8-K                                    21

                                  PART      I

                             Financial Information



                                    ITEM 1.

                              Financial Statements

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                 September 30,      December 31,
                                                                                     1998               1997
                                                                                 -------------      ------------
                                                                                  (Unaudited)
                          ASSETS
INVESTMENTS:
  Loans receivable, net ...................................................        $ 125,288         $ 109,132
  Cash equivalents ........................................................              107                32
  Restricted investments ..................................................            7,312             5,766
                                                                                   ---------         ---------
TOTAL INVESTMENTS .........................................................          132,707           114,930
                                                                                   ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, NET ........................................           62,242              --
                                                                                   ---------         ---------

OTHER ASSETS:
  Cash ....................................................................               18                 4
  Interest receivable .....................................................              787               654
  Deferred borrowing costs, net ...........................................              744               280
  Other assets, net (note 11) .............................................              849                 9
                                                                                   ---------         ---------

TOTAL OTHER ASSETS ........................................................            2,398               947
                                                                                   ---------         ---------

TOTAL ASSETS ..............................................................        $ 197,347         $ 115,877
                                                                                   =========         =========

          LIABILITIES AND BENEFICIARIES' EQUITY
LIABILITIES:
  Notes payable ...........................................................        $  95,216         $  18,721
  Borrower advances .......................................................            2,215             1,431
  Dividends payable .......................................................            2,931             2,749
  Unearned commitment fees ................................................              648               948
  Due to affiliates .......................................................              608               344
  Interest payable ........................................................              466               182
  Other liabilities .......................................................            1,766               260
                                                                                   ---------         ---------

TOTAL LIABILITIES .........................................................          103,850            24,635
                                                                                   ---------         ---------

Commitments and contingencies

BENEFICIARIES' EQUITY:
  Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,512,055 and 6,392,518 shares issued and outstanding at
       September 30, 1998
       and December 31, 1997, respectively ................................               65                64
  Additional paid-in capital ..............................................           93,989            91,687
  Cumulative net income ...................................................           34,255            25,677
  Cumulative dividends ....................................................          (34,812)          (26,186)
                                                                                   ---------         ---------

Total beneficiaries' equity ...............................................           93,497            91,242
                                                                                   ---------         ---------

TOTAL LIABILITIES AND BENEFICIARIES' EQUITY ...............................        $ 197,347         $ 115,877
                                                                                   =========         =========

Net asset value per share .................................................        $   14.36         $   14.27
                                                                                   =========         =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                 1998          1997
                                                           -------------    --------------
                                                                     (Unaudited)
Revenues:
  Interest income - loans .............................        $10,021        $ 9,126
  Lease income ........................................          1,678           --
  Interest and dividends - other investments ..........            224            603
  Other income ........................................          1,206            593
                                                               -------        -------

TOTAL REVENUES ........................................         13,129         10,322
                                                               -------        -------

EXPENSES:
  Interest ............................................          2,555          1,295
  Advisory and servicing fees to affiliate, net .......          1,276          1,073
  General and administrative ..........................            150            114
  Depreciation and amortization .......................            488           --
  Provision for loan losses ...........................             30             50
  Legal and accounting fees ...........................             52             38
                                                               -------        -------

TOTAL EXPENSES ........................................          4,551          2,570
                                                               -------        -------

NET INCOME ............................................        $ 8,578        $ 7,752
                                                               =======        =======

Weighted average shares outstanding ...................          6,492          6,204
                                                               =======        =======

Basic and diluted earnings per share ..................        $  1.32        $  1.25
                                                               =======        =======


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                              1998              1997
                                                          ------------     ---------------
                                                                    (Unaudited)
REVENUES:
  Interest income - loans .............................        $3,578          $3,126
  Lease income ........................................         1,661            --
  Interest and dividends - other investments ..........            85             144
  Other income ........................................           628             155
                                                               ------          ------

TOTAL REVENUES ........................................         5,952           3,425
                                                               ------          ------

EXPENSES:
  Interest ............................................         1,656             397
  Advisory and servicing fees to affiliate, net .......           526             373
  General and administrative ..........................            49              37
  Depreciation and amortization .......................           488            --
  Provision for loan losses ...........................            10              10
  Legal and accounting fees ...........................             8            --
                                                               ------          ------

TOTAL EXPENSES ........................................         2,737             817
                                                               ------          ------

NET INCOME ............................................        $3,215          $2,608
                                                               ======          ======

Weighted average shares outstanding ...................         6,512           6,275
                                                               ======          ======

Basic and diluted earnings per share ..................        $ 0.49          $ 0.42
                                                               ======          ======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            1998             1997
                                                                       ------------      -------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................        $   8,578         $  7,752
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .............................              488             --
      Accretion of discount and fees ............................             (488)            (651)
      Amortization of organization and borrowing costs ..........              166               40
      Provision for loan losses .................................               30               50
      Commitment fees collected, net ............................              366              495
      Construction monitoring fees collected, net ...............               34               53
      Changes in operating assets and liabilities:
          Accrued interest receivable ...........................             (133)             (76)
          Other assets ..........................................             (846)             (44)
          Interest payable ......................................              284              (37)
          Borrower advances .....................................              784             (569)
          Due to affiliates .....................................              263             (285)
          Other liabilities .....................................            1,533               23
                                                                         ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................           11,059            6,751
                                                                         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ..................................................          (34,125)         (35,878)
  Principal collected ...........................................           17,700           18,466
  Purchase of property, plant and equipment .....................          (62,730)            --
  Investment in restricted investments, net .....................           (1,546)          (1,232)
                                                                         ---------         --------
NET CASH USED IN INVESTING ACTIVITIES ...........................          (80,701)         (18,644)
                                                                         ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ......................            2,072            3,386
   Proceeds from issuance of notes payable ......................          117,735             --
   Payment of dividends .........................................           (8,212)          (7,165)
   Payment of principal on notes payable ........................          (41,240)          (6,554)
   Payment of issuance costs ....................................             (624)             (16)
                                                                         ---------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............           69,731          (10,349)
                                                                         ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............               89          (22,242)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................               36           25,984
                                                                         ---------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................        $     125         $  3,742
                                                                         =========         ========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested .........................................        $     231         $    352
                                                                         =========         ========

   Dividends declared, not paid .................................        $   2,931         $  2,647
                                                                         =========         ========

   Interest paid ................................................        $   2,679         $  1,286
                                                                         =========         ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively, with PMC Commercial, the "Company") as of September 30, 1998 and the consolidated statements of income for the three and nine months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

         The results for the three and nine months ended September 30, 1998 are not necessarily indicative of future financial results.

NOTE 2.  RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 3.  BASIS FOR CONSOLIDATION

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

         PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998- 1, and the 1998 Partnership (See
Note 6).

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets and estimated residual values. The buildings and improvements are being depreciated utilizing a 35 year useful life and the furniture, fixtures and equipment are being depreciated over a seven year useful life. Maintenance and repairs are the responsibility of the lessee and are charged to the lessee's operations as incurred; major replacements, renewals and improvements are capitalized.

         The Company periodically reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ('SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

hotel property based on the discounted cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its property, plant and equipment. Property, plant and equipment consists of the following at September 30, 1998:


                                                                  SEPTEMBER 30, 1998
                                                                  ------------------
                                                                    (IN THOUSANDS)
                 Land                                                  $  6,900
                 Buildings and Improvements                              51,105
                 Furniture, Fixtures and Equipment                        4,725
                                                                       --------
                                                                         62,730
                 Accumulated Depreciation                                  (488)
                                                                       --------
                 Property, Plant and Equipment, net                    $ 62,242
                                                                       ========


NOTE 5.  DIVIDENDS TO BENEFICIARIES

         In January 1998, the Company paid $0.430 per share in dividends to common shareholders of record on December 31, 1997. In April 1998, the Company paid $0.435 per share in dividends to common shareholders of record on March 31, 1998. In July 1998, the Company paid $0.440 per share in dividends to common shareholders of record on June 30, 1998. In September 1998, the Company declared a $0.450 per share dividend to common shareholders of record on September 30, 1998 which was paid on October 13, 1998.

NOTE 6.  RELATED PARTY TRANSACTIONS

         Pursuant to investment management agreements (the "Investment Management Agreements") between the Company and the investment management subsidiaries (the "Investment Manager") of PMC Capital, Inc. (an affiliated entity) the Company incurred fees of approximately $2,078,000 for the nine months ended September 30, 1998. Of the servicing and advisory fees incurred under the Investment Management Agreements during the nine months ended September 30, 1998, $171,000 has been offset against commitment fees as a direct cost of originating loans, $466,000 has been capitalized as a direct cost of acquiring property, plant and equipment and $165,000 has been capitalized as a direct cost of the structured financing completed during the second quarter (See
Note 7).

         Pursuant to the amended Investment Management Agreement with the Investment Manager, fees relating to loan originations and servicing are due based on the following. The quarterly servicing and advisory fee (the "Base Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of common shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 day period subsequent to such offering.

         Pursuant to the Investment Management Agreement (renewable on an annual basis) with the Investment Manager relating to property acquisitions by the Company (the "Property Management Agreement"), the Company will pay certain fees to the Investment Manager. The Property Management Agreement provides for a one time fee equal to the product of 0.75% multiplied by the purchase price paid by the Company to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") in connection with the purchase of 30 hotels from Amerihost and an annual management

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6.  RELATED PARTY TRANSACTIONS (CONTINUED)

fee equal to the product of 0.70% multiplied by the acquisition cost of the properties (the "Amerihost Fee"). In the event the Property Management Agreement with the Investment Manager is terminated or not renewed by the Company (other than as a result of a material breach by the Investment Manager) or by the Investment Manager (as a result of a material breach by the Company), the Investment Manager would be entitled to receive the Amerihost Fee for a period of five years from the termination date.

NOTE 7.  NOTES PAYABLE

         During 1996, the 1996 Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "1996 Private Placement") of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "1996 Notes"). The 1996 Notes (i) have a present balance outstanding of $10.0 million,
(ii) mature in 2016, (iii) bear interest at the rate of 6.72% per annum and (iv) are collateralized by loans contributed by PMC Commercial to the 1996 Partnership, which loans have an aggregate balance of approximately $20.2 million of principal outstanding at September 30, 1998.

         During 1998, the 1998 Partnership, a special purpose affiliate of PMC Commercial, completed a private placement (the "1998 Private Placement") of $66.1 million of its Fixed Rate Loan Backed Notes, Series 1998-1 (the "1998 Notes"). The 1998 Notes (i) have a present balance outstanding of $62.9 million,
(ii) mature in 2019, (iii) bear interest at the rate of 6.37% per annum and (iv) are collateralized by loans contributed by PMC Commercial to the 1998 Partnership, which loans have an aggregate balance of approximately $68.5 million of principal outstanding at September 30, 1998.

         As of September 30, 1998, the Company had $22.3 million outstanding under a revolving credit facility (the "Revolver"). The weighted average interest rate on such advances under the Revolver was approximately 7.7% at September 30, 1998.

NOTE 8.  NET INCOME PER SHARE

         The weighted average number of common shares of beneficial interest outstanding were 6,492,000 and 6,204,000 for the nine months ended September 30, 1998 and 1997, respectively, and 6,512,000 and 6,275,000 for the three months ended September 30, 1998 and 1997, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 3,500 and 15,000 for the effect of stock options for both the three and nine months ended September 30, 1998 and 1997, respectively.

NOTE 9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

Accounting  for Contingent Rent in Interim Financial Periods

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 , "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

has reviewed the terms of its leases and has determined that the provisions of EITF 98-9 will not impact the Company's current revenue recognition, the Company's annual percentage lease revenue or cash flow from its third party lessees.

NOTE 10. PROPERTY ACQUISITION

         On May 21, 1998, the Company and Amerihost entered into an agreement pursuant to which the Company would acquire and leaseback 30 hotels (the "Amerihost Properties"). Pursuant to the sale/leaseback agreement, the Company would lease the Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each. On June 30, 1998, the Company completed the acquisition of 26 of the 30 Amerihost Properties (the "Acquired Properties") for an aggregate purchase price of $62.2 million. As a result of the Company's acquisition of the Acquired Properties, the lease has an initial fixed payment of $6.2 million per year for the first three years with increases allowed up to the lesser of the consumer price index increase or two percent per year beginning after the third year. The Company intends to acquire the remaining four Amerihost Properties by June 1999, subject to certain conditions, and, as a result, the fixed lease payment would increase to $7.3 million per year. Amerihost guarantees the lease payment obligation of Amerihost Inns.

         The following unaudited condensed pro forma results of operations of the Company for the nine months ended September 30, 1998 and 1997 were prepared as if the transaction had occurred on January 1, 1998 and 1997, respectively. The adjustments to the historical financial statements principally consist of
(i) recognizing lease revenue, (ii) recording depreciation on the Acquired Properties, (iii) and recording interest expense on the debt related to the Acquired Properties:

                                                              Nine Months Ended
                                                                 September 30,
                                                            ---------------------
                                                                1998       1997
                                                            ----------  ---------
         Revenues                                           $16,422      $15,247

         Net Income                                         $ 8,656      $ 7,854

         Basic and Diluted Earnings Per Share               $  1.33      $  1.27


NOTE 11. SUBSEQUENT EVENT - CANCELLATION OF PROPOSED MERGER

         The Company had entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. ("Supertel") pursuant to which Supertel would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998 the Company announced that the PMC Commercial Board of Trust Managers and the Supertel Hospitality, Inc. Board of Directors agreed to terminate the merger agreement between the two companies. In connection with the proposed merger, the Company incurred merger related costs of approximately $569,000 which is included in Other Assets on the accompanying balance sheet as of September 30, 1998. These costs (approximately $0.09 per common share) will be expensed during the fourth quarter of 1998.

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

         During the three and nine months ended September 30, 1998 the Company funded loans of $8.4 and $34.1 million, respectively. During the years ended December 31, 1997, 1996 and 1995, the Company originated and funded $43.1 million, $40.4 million and $31.7 million of loans, respectively. A substantial portion of such loan originations were to corporations and individuals in the lodging industry.

         As of September 30, 1998 and December 31, 1997, the total portfolio outstanding was $127.2 million and $110.8 million, respectively ($125.3 million and $109.1 million, respectively, after reductions for loans purchased at a discount and deferred commitment fees), with a weighted average contractual interest rate as of September 30, 1998 of approximately 10.5%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans. The annualized average yields on loans, including all loan fees earned, for the nine months ended September 30, 1998 and the years ended December 31, 1997, 1996 and 1995 were approximately 12.7%, 12.4%, 12.1% and 12.1%, respectively. Generally, these loans are collateralized by first liens on real estate and guaranteed by the principals of the businesses financed. Included in principal outstanding at September 30, 1998 are $2.1 million of interim financing which have been advanced pursuant to the SBA's section 504 lending program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

         As of September 30, 1998, the Company had one loan which was greater than 30 days delinquent and a second loan which is considered a "problem loan" since the borrower has lost its franchise affiliation. The aggregate principal balance outstanding of the delinquent loan was approximately $820,000 and the "problem loan" was $1,030,000. The delinquent loan was paid in full, including interest, in October, 1998. As of September 30, 1998, the Company had established a reserve in the amount of $90,000 against the "problem loan". In the event such loan is required to be liquidated, management estimates the collateral relating to the "problem loan" will equal or exceed the principal balance outstanding on the loan less the related reserve.

         The Company believes that favorable opportunities exist for the acquisition of lodging properties at attractive returns, particularly with respect to smaller, limited service motels operated under national franchises, at prices at or below replacement cost. Accordingly, the Company intends to continue to acquire additional lodging properties or portfolios of lodging properties thereby deriving revenues from fixed leases and participating in increased revenue from those properties. As a result, the Company believes it will be able to continue to accomplish its objective of maximizing cash available for distributions and enhancing shareholder value.

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

         On June 30, 1998, the Company completed the acquisition of the 26 Acquired Amerihost Properties for an aggregate purchase price of $62.2 million. The Acquired Amerihost Properties contain 1,575 rooms. The aggregate amount of the lease payments for the Acquired Properties is $6.22 million per year. The Company must consummate the acquisitions of any or all of the remaining four properties by June 30, 1999. The Company intends to acquire the remaining four Amerihost Properties, subject to certain conditions, including the assumption of the debt existing on such four properties., and, as a result, the fixed lease payment would increase to $7.3 million per year. Amerihost guarantees the lease payment obligation of Amerihost Inns.

         The following tables show statistical data regarding the 26 Acquired Amerihost Properties on an actual and a pro forma basis. The four remaining Amerihost Properties which the Company may acquire are located in: (1) Macomb, Illinois, (2) Sycamore, Illinois, (3) Plainfield, Indiana and (4) Marysville, Ohio. The hotels in Illinois and Indiana have 60 rooms each and the Marysville, Ohio hotel has 79 rooms, for a total of 259 additional rooms. The hotel in Jackson, Tennessee was opened in April 1998. The pro forma assumes the hotels owned at September 30, 1998 were owned by the Company throughout the nine months ended September 30, 1998:







              CITY                    STATE         HOTEL
              ----                    -----         -----

         Anderson                   California         61
         Yreka                      California         61
         Eagles Landing             Georgia            60
         La Grange                  Georgia            59
         Smyrna                     Georgia            60
         Rochelle                   Illinois           61
         Mt. Pleasant               Iowa               63
         Storm Lake                 Iowa               61
         Coopersville               Michigan           60
         Grand Rapids North         Michigan           60
         Grand Rapids South         Michigan           61
         Hudsonville                Michigan           61
         Monroe                     Michigan           63
         Port Huron                 Michigan           61
         Tupelo                     Mississippi        61
         Warrenton                  Missouri           63
         Ashland                    Ohio               62
         Mansfield                  Ohio               60
         Wooster East               Ohio               58
         Wooster North              Ohio               60
         Grove City                 Pennsylvania       61
         Shippensburg               Pennsylvania       60
         Jackson                    Tennessee          61
         McKinney                   Texas              61
         Kimberly                   Wisconsin          63
         Mosinee                    Wisconsin          53
                                                  -------
                                                    1,575
                                                  =======



                             THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------                      -------------------------------
                                                         % INCREASE                                        % INCREASE
                               1998         1997(1)      (DECREASE)                  1998(1)     1997(1)   (DECREASE)
                               ----         -------      ----------                  -------     -------   ----------
                                                                    (UNAUDITED)
         Occupancy             67.60%         60.60%        12%                      58.80%         55.60%     6%
         ADR (2)           $   54.14      $   54.21         --                   $   52.97      $   53.11     --
         RevPAR (3)        $   36.61      $   32.85         11%                  $   31.16      $   29.54      5%

         (1) The tables show financial and statistical data of the properties for the periods presented which includes periods prior to June 30, 1998 (the date the Company acquired the properties). Room revenue was $5,306,000 and $13,221,000 for the three and nine months ended September 30, 1998, respectively.

         (2)      "ADR" is defined as the average daily room rate.

         (3) "RevPAR" is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

         SUPERTEL TRANSACTION. On June 3, 1998, the Company entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. ("Supertel") pursuant to which Supertel would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998 the Company announced that the Company's Board of Trust Managers and the Supertel Board of Directors agreed to terminate the merger agreement between the two companies. As part of the proposed merger, the Company had capitalized certain merger related costs. Other Assets includes approximately $569,000 (or approximately $.09 per share) which will be written off in the last quarter of 1998.

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

INTEREST RATE AND PREPAYMENT RISK

         The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to continue to borrow funds or issue preferred shares of beneficial interest on favorable terms, and there can be no assurance that such borrowings or issuances can in fact be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income and dividend yield and, as a result the market price of the Company Common Shares. As interest rates have declined, the Company has experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been reloaned at lower rates. A high volume of loan prepayments could have an adverse effect on the Company's business, financial condition and results of operations and on its ability to maintain distributions at the level then existing. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of Principal Prepayments.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"). In accordance with SOP 75-2, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers that significant doubt exists as to the ultimate realization of the loan. To date, a $90,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. At such time a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         The net income of the Company increased by $826,000 (11%) from $7,752,000 during the nine months ended September 30, 1997, to $8,578,000 during the nine months ended September 30, 1998. The earnings per share of the Company increased by approximately 6% from $1.25 per share for the nine months ended September 30, 1997, to $1.32 per share for the nine months ended September 30, 1998. The weighted average shares outstanding increased by approximately 5% from 6,204,000 for the nine months ended September 30, 1997 to 6,492,000 for the nine months ended September 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan.

         Interest income - loans increased by $895,000 (10%), from $9,126,000 during the nine months ended September 30, 1997, to $10,021,000 during the nine months ended September 30, 1998. This increase was primarily attributable to the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $14.5 million (14%), from $103.1 million during the nine months ended September 30, 1997, to $117.6 million during the nine months ended September 30, 1998. The annualized average yields on loans, including all loan fees earned, for the nine months ended September 30, 1998 and 1997 were approximately 12.7% and 12.4%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below). Interest income - loans includes interest earned on loans, the accretion of discounts on purchased loans and the accretion of deferred commitment fees.

         Lease income was $1,678,000 during the nine months ended September 30, 1998. This amount is attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sales/leaseback agreement.

         Interest and dividends - other investments decreased by $379,000 (63%), from $603,000 during the nine months ended September 30, 1997, to $224,000 during the nine months ended September 30, 1998. This decrease was due to a decrease in short-term investments. The average short-term investments of the Company decreased by $11.2 million (75%), from $15.0 million during the nine months ended September 30, 1997, to $3.8 million during the nine months ended September 30, 1998. The average yields on short-term investments during the nine months ended September 30, 1998 and 1997 were approximately 5.0% and 5.4%, respectively.

         Other income increased by $613,000, from $593,000 during the nine months ended September 30, 1997, to $1,206,000 during the nine months ended September 30, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. This increase was primarily attributable to the collection of prepayment fees during the nine months ended September 30, 1998 of $953,000 compared to $347,000 during the nine months ended September 30, 1997. During the nine months ended September 30, 1998 and 1997, 12 and 14 loans in the amount of approximately $12.3 million and $13.5 million, respectively, paid in full. Prepayment fee income as a percentage of prepaid loans was greater during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 as a result of the "make whole" provisions of the prepayment fees. Additionally, income recognized from late fees on loans increased by $23,000, from $24,000 during the nine months ended September 30, 1997, to $47,000 during the nine months ended September 30, 1998.

         Pursuant to the Investment Management Agreements, as amended, the Company incurred an aggregate of $2,078,000 in fees for the nine months ended September 30, 1998. Of the total fees paid or payable to the Investment Manager during the nine months ended September 30, 1998, $171,000 has been offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and a $466,000 fee charged related to the acquisition of the Amerihost Properties was capitalized as a cost of the properties. Investment management fees were $1,203,000 for the nine months ended September 30, 1997. Of the total management fees paid or payable to the Investment Manager during the nine months ended September 30, 1997, $130,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (based on the loans receivable outstanding) from $1,203,000 during the nine months ended September 30, 1997 to $1,339,000 during the nine months ended September 30, 1998 or $136,000 (prior to offsetting direct costs related to the origination of loans), or 11%, is primarily due to increases in the Company's invested assets and common equity capital. The average invested assets as defined in the Investment Management Agreements increased by $14.9 million (14%), from $103.1 million during the nine months ended September 30, 1997, to $118.0 million during the nine months ended September 30, 1998. The average common equity capital as defined in the Investment Management Agreement increased by $5.3 million (6%), from $88.1 million during the nine months ended September 30, 1997, to $93.4 million during the nine months ended September 30, 1998.

         Legal and accounting fees increased by $14,000 (37%), from $38,000 during the nine months ended September 30, 1997, to $52,000 during the nine months ended September 30, 1998.

         General and administrative expenses increased by $36,000 (32%), from $114,000 during the nine months ended September 30, 1997, to $150,000 during the nine months ended September 30, 1998. This increase is primarily attributable to an increase in costs related to printing and shareholder servicing expenses.

         Interest expense during the nine months ended September 30, 1998 of $2,555,000 consisted primarily of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $666,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $1,115,000)and the revolving credit facility (approximately $582,000). During the nine months ended September 30, 1997, interest expense of $1,295,000 consisted of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $1,235,000).

         As the Company is currently qualified as a Real Estate Investment Trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended ("the Code"), there are no provisions in the financial statements for Federal income taxes.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         The net income of the Company increased by $607,000 (23%) from $2,608,000 during the three months ended September 30, 1997, to $3,215,000 during the three months ended September 30, 1998. The earnings per share of the Company increased by approximately 17% from $0.42 per share for the three months ended September 30, 1997, to $0.49 per share for the three months ended September 30, 1998. The weighted average shares outstanding increased by approximately 4% from 6,275,000 for the three months ended September 30, 1997 to 6,512,000 for the three months ended September 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan.

         Interest income - loans increased by $452,000 (14%), from $3,126,000 during the three months ended September 30, 1997, to $3,578,000 during the three months ended September 30, 1998. This increase was primarily attributable to the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $18.2 million (17%), from $106.5 million during the three months ended September 30, 1997, to $124.7 million during the three months ended September 30, 1998. The annualized average yields on loans, including all loan fees earned, for the three months ended September 30, 1998 and 1997 were approximately 13.6% and 12.2%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below). Interest income - loans includes interest earned on loans, the accretion of discounts on purchased loans and the accretion of deferred commitment fees.

         Lease income was $1,661,000, during the three months ended September 30, 1998. This increase was attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sale/leaseback agreement.

         Interest and dividends - other investments decreased by $59,000 (41%) from $144,000 during the three months ended September 30, 1997, to $85,000 during the three months ended September 30, 1998. This decrease was due to a decrease in short-term investments. The average short-term investments of the Company decreased by $2.9 million from $10.0 million during the three months ended September 30, 1997, to $7.1 million during the three months ended September 30, 1998. The average yields on short-term investments during the three months ended September 30, 1998 and 1997 were approximately 5.1% and 5.7%, respectively.

         Other income increased by $473,000 (305%), from $155,000 during the three months ended September 30, 1997, to $628,000 during the three months ended September 30, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. The increase was principally attributable to the collection of prepayment fees during the three months ended September 30, 1998 of $545,000 compared to $65,000 during the three months ended September 30, 1997. During the three months ended September 30, 1998 and 1997, five and three loans in the amount of approximately $5.9 million and $3.9 million, respectively, paid in full. Prepayment fee income as a percentage of prepaid loans was greater during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 as a result of the "make whole" provisions of the prepayment fees. Also, late payment fees were $14,000 during the three months ended September 30, 1998 compared to $4,000 during the three months ended September 30, 1997. The increase was partially offset by income recognized from other loan-related fees, such as assumption, modification and extension fees. These fees decreased by $17,000 from $86,000 during the three months ended September 30, 1997, to $69,000 during the three months ended September 30, 1998.

         Pursuant to the Investment Management Agreements, as amended, the Company incurred an aggregate of $571,000 in fees for the three months ended September 30, 1998. Of the total fees paid or payable to the Investment Manager during the three months ended September 30, 1998, $45,000 has been offset against commitment fees as a direct cost of originating loans. Included in investment management fees for the three months ended September 30, 1998 is $108,000 in fees related to the Amerihost Properties. Investment management fees were $405,000 for the three months ended September 30, 1997. Of the total management fees paid or payable to the Investment Manager during the three months ended September 30 ,1997, $36,000 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (excluding the fees relating to the Amerihost Properties) from $441,000 during the three months ended September 30, 1997 to $463,000 during the three months ended September 30, 1998 or $22,000 (prior to offsetting direct costs related to the origination of loans), or 5%, is primarily due to increases in the Company's invested assets and common equity capital. The average invested assets as defined in the Investment Management Agreements increased by $19.8 million (19%), from $105.1 million during the three months ended September 30, 1997, to $124.9 million during the three months ended September 30, 1998. The average common equity capital as defined in the Investment Management Agreement increased by $4.6 million (5%) from $89.4 million during the three months ended September 30, 1997, to $94.0 million during the three months ended September 30, 1998.

         Legal and accounting fees were $8,000 for the three months ended September 30, 1998. There were no legal and accounting fees for the three months ended September 30, 1997.

         General and administrative expenses increased by $12,000 (32%), from $37,000 during the three months ended September 30, 1997, to $49,000 during the three months ended September 30, 1998. This increase is primarily attributable to an increase in costs related to printing and shareholder servicing expenses.

         Interest expense during the three months ended September 30, 1998 of $1,656,000 consisted primarily of interest incurred on the notes issued pursuant to the 1996 Private Placement (approximately $192,000), the 1998 Private Placement (approximately $1,021,000) and interest on the revolving credit facility (approximately $367,000). During the three months ended September 30, 1997, interest expense of $397,000 consisted primarily of interest incurred on the 1996 Private Placement (approximately $365,000).

         As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

         The Company generated $11,059,000 and $6,751,000 from operating activities during the nine months ended September 30, 1998 and 1997, respectively. The increase of $4,308,000 (64%) was primarily due to an increase in net income of $826,000 from $7,752,000 during the nine months ended September 30, 1997 to $8,578,000 during the nine months ended September 30, 1998, fluctuations in borrower advances which increased by $1,353,000 from a use of $569,000 during the nine months ended September 30, 1997, to a source of $784,000 during the nine months ended September 30, 1998, the change related to "due to affiliates" which increased by $548,000 from a use of $285,000 during the nine months ended September 30,1997, to a source of $263,000 during the nine months ended September 30, 1998 and an increase in other liabilities from $23,000 during the nine months ended September 30, 1997 to $1,533,000 during the nine months ended September 30, 1998. The increase in other liabilities is due to deposits, held by the Company for Amerihost, pursuant to the sale/leaseback agreement (approximately $1,050,000) and, the accrual of merger related costs (approximately $569,000) related to the terminated
Supertel merger.

         The Company used $80,701,000 and $18,644,000 through investing activities during the nine months ended September 30, 1998 and 1997, respectively. The increased use of funds of $62,057,000 was due primarily to:
(i) the purchase of 26 motel properties from Amerihost for $62,200,000, and (ii) a decrease in principal collected on loans of $766,000 (primarily due to loan prepayments) during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increased use of funds was partially offset by a decrease of $1,753,000 in loans funded during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

         The Company provided $69,731,000 and used $10,349,000 from financing activities during the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the increased source of funds is primarily due to the issuance of $66,100,000 in loan backed fixed rate notes under the 1998 Partnership private placement and an increase in net borrowings of $22,305,000 under the Company's revolving credit facility. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $1,047,000 from $7,165,000 during the nine months ended September 30, 1997, to $8,212,000 during the nine months ended September 30, 1998. This increase corresponds to the Company's increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans, to acquire commercial properties and, from time to time, to acquire loans from governmental agencies and/or their agents. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

         At September 30, 1998, the Company had $125,000 of cash and cash equivalents and approximately $15.6 million of total loan commitments outstanding to 18 small business concerns predominantly in the lodging industry. The weighted average interest rate on these loan commitments at September 30, 1998 was 9.2%. Of those commitments, approximately $8.4 million related to 12 partially funded construction loans. Approximately $1.2 million of funding commitments remained on four SBA 504 Program loans. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

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

         As a result of the current volatile market conditions for asset backed securities such as securities offered by the Company, there can be no assurance that similar types of securitizations or structured financings will be able to be completed or, if completed, will be on the terms attained on similar transactions completed by the Company. If additional funds are required, the Company will attempt to either issue unsecured notes and/or privately or publicly raise equity. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

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

         The Company has a revolving credit facility (the "Revolver") providing funds to originate loans collateralized by commercial real estate. The Revolver, as amended in June 1998, provides the Company up to the lesser of $30 million or an amount equal to 50% of the value of the underlying property collateralizing the borrowings or up to 40% of the Company's owned properties. In addition, pursuant to the amendment to the Revolver, the bank has extended an additional $10.0 million through an uncommitted credit facility (the "Guidance Line") available at the discretion of the bank. At September 30, 1998, the Company had $22.3 million of outstanding borrowings under the Revolver and $7.7 million available thereunder ($17.7 million available including amounts under the Guidance Line). The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. Additional funds will be available to the Company from the proceeds of SBA 504 Program loan takeouts. Management anticipates these sources of funds, proceeds from an additional structured sale or securitization of loans and/or properties and proceeds from loan prepayments will be adequate to meet its existing obligations.

         During 1996, the Company completed the 1996 Private Placement of approximately $29.5 million of the 1996 Notes, issued pursuant to a rated structured financing, which are collateralized by the 1996 Partnership's commercial loan portfolio. The 1996 Private Placement resulted in net proceeds to the Company of approximately $27.3 million, of which approximately $10.3 million were used to repay outstanding borrowings under the Revolver. Net income on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.72%) and the rate obtained on loan of these funds (presently the 1996 Partnership's outstanding portfolio has a weighted average coupon of approximately 11.1%). In July 1996, the Company completed the sale of 2,335,000 Common Shares pursuant to a public offering (the "Offering"). The Offering resulted in net proceeds to the Company of $34.5 million, of which approximately $547,000 were used to pay costs in connection with the Offering. At December 31, 1997, the Company had utilized all proceeds from the 1996 Private Placement and the Offering.

         During 1998, the Company completed the 1998 Private Placement of approximately $66.1 million of the 1998 Notes, issued pursuant to a rated structured financing, which are collateralized by the 1998 Partnership's commercial loan portfolio. The 1998 Private Placement resulted in net proceeds to the Company of approximately $61.2 million, of which approximately $14.6 million were used to repay outstanding borrowings under the Revolver. Cash flow on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.37%) and the rate obtained on loan of these funds (presently the 1998 Partnership's outstanding portfolio has a weighted average coupon of approximately 10.6%).

         The Company's business is dependent upon leverage. In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any preferred shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of preferred shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See "Loan Prepayment Considerations" and "Interest Rate and Prepayment Risk".

         Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the (i) differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation and (ii) the recognition of commitment fees collected on loan originations. No distributions made through September 30, 1998 are considered to be a return of capital.

YEAR 2000 MANAGEMENT

         In order to address the computer industry's "Year 2000" problem, the Company is in the process of monitoring the Investment Manager's upgrades to their accounting software. Management does not believe the costs for this upgrade will be significant. The Company is in the process of determining whether the company that manages the Amerihost Properties is in the process of studying the "Year 2000" issue. Upon completion, the Company will determine the extent to which it is vulnerable to third parties' failure to remedy their own "Year 2000" issues and the costs associated with resolving this issue.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income
(loss) before minority interest

(determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be comparable to such other REITs.
The formulation of FFO below is consistent with the NAREIT White Paper Definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alterative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance.

The Company's FFO for the periods ended September 30, 1998 and 1997 was computed as follows:


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30                SEPTEMBER 30
                                            ------------                ------------
                                         1998          1997          1998          1997
                                         ----          ----          ----          ----
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net Income                     $3,215        $2,608        $8,578        $7,752
         Add depreciation and
              amortization                 488          --             488          --
                                        ------        ------        ------        ------

         FFO                            $3,703        $2,608        $9,066        $7,752
                                        ======        ======        ======        ======

         Weighted average shares         6,512         6,275         6,492         6,204
         FFO per share                  $ 0.57        $ 0.42        $ 1.40        $ 1.25


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

Accounting  for Contingent Rent in Interim Financial Periods

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 , "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle effective April 1, 1998. The Company has reviewed the terms of its leases and has determined that the provisions of EITF 98-9 will not impact the Company's current revenue recognition, the Company's annual percentage lease revenue or cash flow from its third party lessees.

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


                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                    PART II
                               OTHER INFORMATION



ITEM 4.       Submission of Matters to a Vote of Security Holders

              None

ITEM 6.       Exhibits and Reports on Form 8-K

                 A.  Exhibits

                     27.1     Financial Data Schedule

                     99.1 PMC Commercial Trust Pro Forma Financial Information (Unaudited)

                 B.  Forms 8-K

                              The registrant filed a Form 8-K on September 25, 1998 relating to the proposed transaction with Supertel Hospitality, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PMC Commercial Trust

    Date:     11/16/98                      /s/ Lance B. Rosemore
            ------------                    ---------------------------------
                                            Lance B. Rosemore
                                            President


    Date:     11/16/98                      /s/ Barry N. Berlin
            ------------                    ----------------------------------
                                            Barry N. Berlin
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number               Description
------               -----------
  27.1     Financial Data Schedule

  99.1     PMC Commercial Trust Pro Forma Financial Information (Unaudited)