Form 10-K405/A
period 1997-12-31
PMC COMMERCIAL TRUST /TX
filed 1999-02-23
CIK 908311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                        Commission File Number: 1-13610
                              PMC Commercial Trust
             (Exact name of registrant as specified in its charter)

                  TEXAS                               75-6446078
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

                18111 PRESTON ROAD, SUITE 600, DALLAS, TX 75252
            (972) 349-3200 (Address of principal executive offices)
                        (Registrant's telephone number)

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

                              PMC COMMERCIAL TRUST
                                  FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1997

          -----------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         Form
                                                                         10-K
                                                                         Report
 Item                                                                    Page
 ----                                                                    ----
                                     PART I

   1.    Business ........................................................   1
   2.    Properties.......................................................  12
   3.    Legal Proceedings................................................  12
   4.    Submission of Matters to a Vote of Security Holders..............  12


                                    PART II

   5.    Market for the Registrant's Common Equity and Related Shareholder
           Matters........................................................  13
   6.    Selected Consolidated Financial Data.............................  14
   7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  15
   7A.   Quantitative and Qualitative Disclosures about Market Risk.......  23
   8.    Consolidated Financial Statements and Supplementary Data.........  23
   9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................  23

                                    PART III

  10.    Directors and Executive Officers of the Registrant...............  24
  11.    Executive Compensation...........................................  24
  12.    Security Ownership of Certain Beneficial Owners and Management...  24
  13.    Certain Relationships and Related Transactions...................  24

                                    PART IV

  14.    Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K...................................................  25

  Glossary................................................................  26
  Signatures..............................................................  27
  Consolidated Financial Statements ...................................... F-1
  Exhibits    ............................................................ E-1

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         PMC Commercial Trust (the "Company") is a commercial lender that originates loans to small business enterprises, which loans are primarily collateralized by first liens on real estate of the related business. The Company lends primarily to borrowers who operate in the lodging industry. The Company also targets commercial real estate, service, retail and manufacturing industries. The Company was formed on June 4, 1993 and commenced operations on December 28, 1993 as a real estate investment trust ("REIT") pursuant to the Texas Real Estate Investment Trust Act. The Company generates income from interest payments and other related fee income from its lending activities. The investments of the Company are managed pursuant to investment management agreements (the "Investment Management Agreements") with PMC Advisers, LTD ("PMC Advisers" or the "Investment Manager"), an indirect wholly-owned subsidiary of PMC Capital, Inc. ("PMC Capital"). See "-- Investment Manager." The Company, PMC Capital and PMC Advisers are managed by the same executive officers. Three of the seven trust managers of the Company are directors of PMC Capital. PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the Small Business Administration (the "SBA"). The Company was organized to provide loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, the Company and PMC Capital generally pursue different prospective borrowers. In order to further mitigate the potential for conflicts of interest, the Company, PMC Capital and PMC Advisers have entered into a Loan Origination Agreement. Pursuant to the Loan Origination Agreement, loans which meet the Company's underwriting criteria are to be first presented to the Company for funding. If the Company does not have available funds, origination opportunities presented to the Company may be originated by PMC Capital or its subsidiaries. In addition to its lending activities, the Company is pursuing investment opportunities through the ownership of commercial properties. It is anticipated that many of these investments will also be in the lodging industry. Capitalized terms not otherwise defined herein shall have the meanings set forth in the Glossary.

         The Company's principal business objective is to maximize shareholders' returns by expanding its loan portfolio while adhering to its underwriting criteria as well as through property ownership. The Company currently has four principal strategies to achieve this objective. First, the Company expects to continue to benefit from the established customer base of PMC Capital due to the referral system available through PMC Advisers. Many of the Company's existing and potential borrowers have other projects that are currently financed by PMC Capital. Second, the Company is seeking to expand its relationship with national hotel and motel franchisors to secure a consistent flow of lending opportunities. Third, the Company will continue to obtain cost-effective financing to maximize its growth through structured financing arrangements and other funding sources. In 1996, the Company completed a private placement (the "Private Placement") of $29,500,000 of Fixed Rate Loan Backed Notes, Series 1996-1 (the "Notes") through a special purpose affiliate of the Company, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the "Partnership"). In connection with the Private Placement, the Notes received a "AA" rating from Duff & Phelps Credit Rating Co. The Partnership was established to enable the Company to complete the structured financing of certain of the Company's loans through the Private Placement. All of the limited partnership interests in the Partnership are owned by the Company, and the general partner is a corporation owned by the Company. Pursuant to the structured financing, the Partnership acquired, in a one-time transaction, approximately $40.1 million aggregate principal amount of outstanding loans from the Company. At December 31, 1997, approximately $25.4 million of those loans and approximately $18.4 million aggregate principal amount of Notes remained outstanding. The Partnership issued the Notes, which were secured by the loans acquired from the Company and paid to the Company, as consideration for the loans, the proceeds from the offering. The Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding Notes. The Company, through PMC Advisers, services the loans sold to the Partnership. Fourth, the Company intends to selectively invest in commercial real estate.

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

          INTEREST RATES AND PRINCIPAL AMOUNTS OF LOANS ORIGINATED (2)
                                 (IN THOUSANDS)
                                                       INTEREST RATES
                    -----------------------------------------------------------------------------------
     PERIOD ORIGINATED        9.90-10.49%  10.50-10.99% 11.00-11.49% 11.50-11.99% 12.00-12.25%    TOTAL
     -----------------        -----------  ------------ ------------ ------------ ------------    -----
Inception to December 31,
   1993 (1).................  $    --      $    --      $    --      $ 3,216      $    --      $   3,216
Year ended December 31,
   1994.....................       --       19,181        4,263       10,083          131         33,658
Year ended December 31,
   1995.....................       --        3,562        8,469       19,459          221         31,711
Year ended December 31,
   1996.....................    3,978       27,102        4,595        4,755           --         40,430
Year ended December 31,
   1997.....................   10,052       30,481          980        1,616           --         43,129
                              -------      -------      -------      -------      -------      ---------
         Total                $14,030      $80,326      $18,307      $39,129      $   352      $ 152,144
                              =======      =======      =======      =======      =======      =========
Percentage of Portfolio.....      9.2%        52.8%        12.0%        25.7%         0.2%         100.0%
                              =======      =======      =======      =======      =======      =========

-------------------
(1)    The Company commenced operations on December 28, 1993.
(2)    Does not include purchased loans.

         The following table sets forth a breakdown of the Company's loan portfolio at December 31, 1997 to borrowers involved in the lodging (national franchises and independent hotels) and commercial real estate industries:

                                                                               Principal          Percentage
                                                             No. of           Outstanding             of
                                                            Properties       (In thousands)        Portfolio
                                                            ----------       -------------        ----------
         Holiday Inn.................................          25               $ 25,400              22.9%
         Days Inn ...................................          14                 16,376              14.8%
         Comfort Inn ................................          10                 14,242              12.9%
         Quality Inn.................................           4                  6,760               6.1%
         Best Western ...............................           7                  4,743               4.3%
         Econolodge..................................           4                  4,075               3.7%
         Hampton Inn ................................           5                  3,588               3.2%
         Ramada Inn..................................           3                  3,418               3.1%
         Wingate Inn.................................           2                  2,989               2.7%
         Home and Hearth.............................           2                  2,853               2.6%
         Travelodge..................................           3                  2,770               2.5%
         Howard Johnson..............................           3                  2,633               2.4%
         Sheraton....................................           1                  2,475               2.2%
         Super 8.....................................           3                  2,443               2.2%
         Sleep Inn...................................           2                  1,954               1.8%
         Wellesley Inn..............................            2                  1,408               1.3%
         Microtel....................................           2                  1,279               1.2%
         Shoney's Inn................................           1                  1,240               1.1%
         Clarion.....................................           1                  1,128               1.0%
                                                            -----               --------             ------

         Total of Franchise Affiliates...............          94                101,774              92.0%
         Independent Hotels..........................           7                  4,173               3.7%
         Commercial Real Estate......................           4                  4,795               4.3%
                                                              ---               --------             ------
         Total.......................................         105               $110,742             100.0%
                                                            =====               ========             ======

                              LOANS ORIGINATED OR PURCHASED BY QUARTER (1)

                               1997       1996         1995       1994
                            ---------   ---------   ---------   ---------
                                                    (IN THOUSANDS)
First Quarter..........      $13,955     $ 4,830     $ 9,328     $ 7,039
Second Quarter.........       12,795       8,801      11,110       3,594
Third Quarter..........        9,128      12,955       4,441       6,471
Fourth Quarter.........        7,251      13,844       6,832       7,879
                             -------     -------     -------     -------
                             $43,129     $40,430     $31,711     $34,983
                             =======     =======     =======     =======

---------------
(1) The Company commenced operations on December 28, 1993 and funded a $3.2 million loan in the period from commencement of operations through December 31, 1993.

         The following table sets forth the amount of the Company's loans originated and repaid for the period and years indicated:

                                                                                                     PERIOD FROM
                                                                                               DECEMBER 28, 1993
                                                                                                   (COMMENCEMENT
                                                                                                  OF OPERATIONS)
                                                                YEARS ENDED                                 TO
                                                                DECEMBER 31,                        DECEMBER 31,
                                               1997          1996          1995          1994            1993
                                            ----------    ----------    -----------   ----------   --------------

                                                                          (IN THOUSANDS)

Loans receivable  -  beginning of period..  $  91,981      $ 59,129       $ 32,694     $  3,119        $    -
Loans originated or purchased.............     43,129        40,430         31,711       34,983         3,216
Loan repayments (1).......................    (25,843)       (7,181)        (4,992)      (4,862)             -
Other adjustments (2).....................       (135)         (397)          (284)        (546)          (97)
                                            ---------      --------       ---------    --------        ------

Loans receivable  -  end of period........  $ 109,132      $ 91,981       $ 59,129     $ 32,694        $3,119
                                            =========      ========       ========     ========        ======

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

       On March 12, 1996, the Partnership completed the Private Placement. The Company owns, directly or indirectly, all of the interests of the Partnership. The Notes, issued at par, which have a stated maturity in 2016 and bear interest at the rate of 6.72% per annum, were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the Partnership. In connection with the Private Placement, the Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The contributed loans were originated or purchased by the Company in accordance with its lending strategy and underwriting criteria. The terms of the Notes provide that the Partner of the Partnership are not liable for any payments on the Notes. Accordingly, if the Partnership fails to pay the Notes, the sole recourse of the holders of the Notes is against the assets of the Partnership. The Company, therefore, has no obligation to pay the Notes nor do the holders of the Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the Notes (approximately $27.1 million after giving effect to costs of $450,000 and a $1.9 million initial reserve deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the Partnership. The Company used approximately $10.3 million of such proceeds to pay down outstanding borrowings under its credit facility and the remainder to originate loans in accordance with its underwriting criteria. At December 31, 1997, the Company had utilized all proceeds from the Private Placement.

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

         The underwriting criteria applied by the Company to evaluate prospective borrowers generally requires such borrowers to (i) provide first-lien real estate mortgages not exceeding 70% of the lesser of appraised value or cost, (ii) provide proven management capabilities, (iii) meet historical or projected debt coverage tests determined on a case-by-case basis as described below, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable. The Company evaluates a number of factors to determine the credit worthiness of the prospective borrower and the amount of required debt coverage for the prospective borrower, including:

         o The components of the borrower's collateral, for example, real estate, equipment or marketable securities;

         o  The ease with which the collateral can be liquidated;

         o The industry and competitive environment in which the borrower operates;

         o  The financial strength of the guarantors;

         o  The existence of any secondary repayment sources; and

         o  The existence of a franchise relationship.

INVESTMENT POLICIES

         The Company's principal investment objective is to obtain current income from interest payments and other related fee income on its invested assets for distributions to its shareholders. The Company's investment policies are established by the Company's Board of Trust Managers. The trust managers may amend or revise these policies from time to time in their sole discretion without a vote of the Company's shareholders. Management of the Company, therefore, has broad discretion in evaluating and pursuing investment opportunities. As a result, the Company may, in the future, expand its lending activities to finance real estate investors who are not operators of the properties financed or invest in different types of assets such as directly owning real estate. Pursuant to the Company's current investment policies, at least 75% of the Company's assets must be utilized to fund the Primary Investments. In addition, the Company may utilize a maximum of 25% of its assets to (i) purchase from certain governmental agencies and other sellers, loans on which payments are current at the time of the Company's commitment to purchase such loans and which meet the Company's underwriting criteria, (ii) invest in other commercial loans collateralized by real estate, and (iii) invest in real estate (collectively, the "Other Investments"), provided that such Other Investments do not affect the ability of the Company to maintain its qualification as a REIT for Federal income taxes purposes under the Internal Revenue Code of 1986, as amended (the "Code").

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

INVESTMENT MANAGER

       The investments of the Company are managed by PMC Advisers pursuant to the Investment Management Agreements. Effective July 1, 1996, one of the Investment Management Agreements was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of Common Shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Pursuant to the amended Investment Management Agreement, the Company incurred fees due to PMC Advisers of approximately $251,000 as a cost of issuing its Common Shares in the Offering, which have been offset against additional paid-in capital at the time of the Offering.

       Pursuant to the amended Investment Management Agreement, the quarterly servicing and advisory fee (the "Base Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and
(ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of Common Shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In no event will the aggregate annual fees charged under the new agreement be greater than that which would have been charged had there been no revision to such Investment Management Agreement.

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

       Pursuant to the Investment Management Agreements, including amendments, the Company incurred an aggregate of approximately $1.6 million, $1.6 million and $1.2 million in management fees for the years ended December 31, 1997, 1996 and 1995, respectively, $251,000 of which has been offset against additional paid-in capital during 1996 as a cost of the Company completing the Offering in July 1996. Of the total management fees paid or payable to the Investment Manager as of December 31, 1997, 1996 and 1995, $172,500, $318,500 and
$244,000, respectively, have been offset against commitment fees as direct costs of originating loans.

         The fee of PMC Advisers is primarily based on the value of the Company's assets. As a result, any increases in the dollar amount of the Company's assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise the Company to write down the value of any assets. In order to mitigate the risk to the Company from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any asset acquired through additional borrowings. Additionally, the potential conflict for the management of PMC Advisers between the Company and PMC Capital is mitigated through the Loan Origination Agreement described above.

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

       As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. During the year ended December 31, 1997, the Company received $18.3 million in principal prepayments as compared to $2.2 million during the year ended December 31, 1996. On such prepayments, the Company received the immediate benefit of the prepayment charge, however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings. See "Interest Rate and Prepayment Risk."

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

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Common Shares have been traded on the American Stock Exchange (the "AMEX") under the symbol "PCC" since February 1995 and from December 17, 1993 (the date the Common Shares first began trading) through January 1995 on the Nasdaq National Market under the symbol "PMCTS." On February 28, 1998, there were approximately 750 holders of record of Common Shares and the last reported sales price of the Common Shares was $19.88. The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the Nasdaq National Market and the dividends per share declared by the Company for each such period.

                                                                               Regular       Special
                                                                             Dividends     Dividends
                                                                                Per           Per
       Quarter Ended                                  High         Low         Share        Share
       -------------                                  ----         ---       ---------     ---------
       March 31, 1995..............................  $14.00       $11.75        $0.300        ----
       June 30, 1995...............................  $15.13       $12.25        $0.315        ----
       September 30, 1995..........................  $15.13       $13.75        $0.330        ----
       December 31, 1995...........................  $17.13       $13.88        $0.355       $0.08

       March 31, 1996..............................  $17.88       $15.75        $0.370        ----
       June 30, 1996...............................  $17.38       $15.25        $0.380        ----
       September 30, 1996..........................  $16.88       $14.63        $0.385        ----
       December 31, 1996...........................  $18.00       $15.88        $0.390       $0.02

       March 31, 1997..............................  $18.38       $17.00        $0.400        ----
       June 30, 1997...............................  $19.25       $16.63        $0.410        ----
       September 30, 1997..........................  $20.63       $18.00        $0.420        ----
       December 31, 1997...........................  $20.75       $18.75        $0.430        ----

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


                                                                                                  Period From
                                                                                                 June 4, 1993
                                                                  Year Ended December 31,    (date of inception)
                                                                  -----------------------         to December 31,
                                       1997         1996          1995           1994                 1993
                                     --------     --------      --------       --------      --------------------
                                                     (in thousands, except share and per share information)
Revenues:
  Interest income-loans ..........     $   12,378      $    8,528      $    5,610      $    2,289      $        3
  Interest and dividends -  other
     investments .................     $      643      $    1,235      $      325      $    1,222      $       13
  Other income ...................     $      792      $      385      $      295      $      180      $       --
Total revenues ...................     $   13,813      $   10,148      $    6,230      $    3,691      $       16
Expenses:
  Interest .......................     $    1,726      $    1,805      $      222      $       37      $        --
  Advisory and servicing fees, net     $    1,449      $      992      $      945      $      357      $        -- (3)
  Other ..........................     $      249      $      174      $      167      $       97      $         1
  Total expenses .................     $    3,424      $    2,971      $    1,334      $      491      $         1
Net income .......................     $   10,389      $    7,177      $    4,896      $    3,200      $        15
Weighted average common shares
  outstanding ....................      6,242,182       4,755,289       3,451,091       3,430,009        3,099,530
Net income per common share ......     $     1.66      $     1.51      $     1.42      $     0.93      $      0.01
Dividends per common share .......     $     1.65      $     1.55      $     1.38      $     1.02      $        --
Return on average assets (1) .....            8.6%            7.6%            8.8%            6.5%     $        --
Return on average common beneficiaries'
  equity (2)....................             11.9%           11.3%           10.2%            6.9%     $        -- (3)

                                                                 December 31,
                                   ------------------------------------------------------------------
                                     1997         1996          1995           1994           1993
                                   --------     ---------    ---------      ---------       ---------
                                                               (in thousands)
Loans receivable, net...........   $ 109,132    $   91,981   $    59,129    $   32,694      $   3,119
Total assets....................   $ 115,877    $  121,749   $    59,797    $   51,785      $  43,153
Notes payable ..................   $   18,721   $   26,648   $     7,920    $       --      $      --
Beneficiaries' equity...........   $   91,240   $   85,829   $    48,183    $   47,440      $  42,941
Total liabilities and beneficiaries'
  equity .......................   $ 115,877    $  121,749   $       59,797 $   51,785      $  43,153


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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"), as modified by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In accordance with SFAS No. 114, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. To date, a $60,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. At such time a determination is made that there exists significant doubt as to the ultimate realization of a loan, the effect to operating results may be material.

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

         Interest income - loans increased by $3.9 million (46%), from $8.5 million during the year ended December 31, 1996, to $12.4 million during the year ended December 31, 1997. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees of approximately $674,000 and $283,000 for the years ended December 31, 1997 and 1996, respectively. These commitment fees are non-refundable fees, collected as part of the origination of a loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding. Interest income-loans is dependent on the interest rates of the Company's outstanding loans and the dollar volume of outstanding loans. If the Company is required to borrow funds to generate loan originations, the Company's net income will be dependent upon the spread at which it borrows funds and the rate at which the Company loans those funds. See "Business -- Interest Rate and Prepayment Risk." Over the past several years, that spread has decreased thereby reducing the Company's net profits related to leverage. The Company believes rates at which the Company can loan its money will continue at historical lows over the next year thereby requiring the Company to increase its outstanding loan portfolio, its fees related to lending operations or its revenues from new REIT-related activities in order to increase net income.

         This $3.9 million increase in interest income-loans was primarily attributable to an increase in the Company's outstanding loan portfolio during the year ended December 31, 1997 as a result of the completion of the lending of all proceeds generated by the Private Placement and the Offering. The average monthly invested assets in loans to small businesses increased by $32.5 million (45%), from $72.5 million during the year ended December 31, 1996, to $105.0 million during the year ended December 31, 1997. The yield was increased during the year ended December 31, 1997 as a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments.

         Interest and dividends - other investments decreased by $592,000 (48%), from $1,235,000 during the year ended December 31, 1996, to $643,000 during the year ended December 31, 1997. Interest and dividends-other investments is primarily generated by the investment of the Company's available funds in short-term investments pending the origination of loans with such funds. Interest and dividends - other investments will temporarily increase following completion of a financing by the Company. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, the availability of lending opportunities and the Company's outstanding unfunded commitments. The proceeds from the Private Placement in March 1996 and from the Offering in July 1996 were initially invested in short-term investments and then used to make loans in accordance with the Company's underwriting criteria. The average monthly short-term investments of the Company decreased by $9.5 million (44%), from $21.7 million during the year ended December 31, 1996, to $12.2 million during the year ended December 31, 1997. The average yields on short-term investments during the years ended December 31, 1997 and 1996 were approximately 5.3% and 5.7%, respectively.

         Other income increased by $407,000 (106%), from $385,000 during the year ended December 31, 1996, to $792,000 during the year ended December 31, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. This increase in other income was primarily attributable to an increase in income recognized from prepayment fees of $383,000, from $87,000 during the year ended December 31, 1996 to $470,000 during the year ended December 31, 1997. During the year ended December 31, 1997, approximately $18.3 million on 18 loans was prepaid in full. Prepayment fees result in one-time increases in the Company's income, but will result in a long-term reduction in income to the extent the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of the loans which were prepaid. Prepayments generally increase during times of declining interest rates. The Company experienced a 158% increase in the dollar amount of loans which prepaid during 1997 as compared to 1996. While the Company anticipates loan prepayments in 1998 will be in amounts comparable to or slightly less than 1997, it is difficult to predict the amount of prepayments with any accuracy. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remain at historical lows, borrowers appear more willing to pay the prepayment penalties in order to obtain the lower interest rates. This apparent willingness, coupled with increased lending competition, could result in higher than anticipated prepayments. See "Business -- Prepayment Considerations" and "-- Interest Rate and Prepayment Risk." Additionally, income recognized from the monitoring of construction projects in process increased by $59,000, from $140,000 during the year ended December 31, 1996, to $199,000 during the year ended December 31, 1997. This increase was offset by a decrease in income recognized from assumption, modification and extension fees of $65,000, from $119,000 during the year ended December 31, 1996, to $54,000 during the year ended December 31, 1997.

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

         Interest income - loans increased by $2,918,000 (52%) from $5,610,000 for the year ended December 31, 1995, to $8,528,000 for the year ended December 31, 1996. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees of approximately $283,000 and $197,000 during the years ended December 31, 1996 and 1995, respectively. These commitment fees are non-refundable fees, collected as part of the origination of a loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding. Interest income-loans is dependent on the interest rates of the Company's outstanding loans and the dollar volume of outstanding loans. If the Company is required to borrow funds to generate loans originations, the Company's net income will be dependent upon the spread at which it borrows funds and the rate at which the Company loans those funds. See "Business-Interest Rate and Prepayment Risk." Over the past several years, that spread has decreased thereby reducing the Company's net profits related to leverage.

         This $2,918,000 increase in interest income-loans was primarily attributable to an increase in the Company's outstanding loan portfolio during the year ended December 31, 1996 as a result of the lending of the proceeds generated by the Private Placement and the Offering. The average invested assets in loans to small businesses increased by $25.7 million (55%) from $46.8 million during the year ended December 31, 1995, to $72.5 million during the year ended December 31, 1996.

         Interest and dividends - other investments increased by $910,000 (280%), from $325,000 during the year ended December 31, 1995, to $1,235,000 during the year ended December 31, 1996. Interest and dividends-other investments is primarily generated by the investment of the Company's available funds in short-term investments pending the origination of loans with such funds. Interest and dividends - other investments will temporarily increase following completion of financing by the Company. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, the availability of lending opportunities and the Company's outstanding unfunded commitments. The average short-term investments of the Company increased by $16 million (267%) from $6 million during the year ended December 31, 1995, to $22 million during the year ended December 31, 1996. The average yields on short-term investments during the years ended December 31, 1996 and 1995 were approximately 5.7% and 5.5%, respectively.

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

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio, the Company intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities, and/or (iv) offering of additional equity securities, including preferred shares of beneficial interest (the "Preferred Shares). The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs. The ability of the Company to continue its historical growth, however, will depend on its ability to borrow funds and/or issue equity on acceptable terms. The Company has a dividend reinvestment and cash purchase plan ("DRP") available to its shareholders (see Note 9 to the accompanying financial statements). During March, 1998 the Company temporarily suspended the optional cash purchase portion of the DRP since the use of leverage is currently more cost effective than the issuance of additional equity. Revisions are currently in process which amend the calculation of the purchase price of the shares issued related to open market purchases under the plan.

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

         In general, if the returns on loans originated by the Company with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See "Business - - Prepayment Consideration" and " - - Interest Rate and Prepayment Risks."

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties including the risks associated with the changing interest rate environment described under the captions "Business -- Prepayment Conditions" and "-- Interest Rate and Prepayment Rate." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions (including, without limitation, changes in the interest rates at which the Company can originate loans and borrow funds and the likelihood that the borrowers will repay existing obligations) and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

           Not applicable.

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

None.

                                    GLOSSARY


         The following terms as used on this Form 10-K are briefly defined below:

Average Annual Value of All Assets                 The book value of total
                                                   assets of the Company or any
                                                   Person wholly-owned
                                                   (directly or indirectly) by
                                                   the Company determined in
                                                   accordance with GAAP on the
                                                   first day of the year and on
                                                   the last day of each quarter
                                                   of such year, divided by
                                                   five.

Average Common Equity Capital                      The Common Equity Capital on
                                                   the first day of the year
                                                   and on the last day of each
                                                   quarter of such year,
                                                   divided by five.

Average Quarterly Value of All Assets              The book value of total
                                                   assets of the Company or any
                                                   Person wholly-owned
                                                   (directly or indirectly) by
                                                   the Company determined in
                                                   accordance with GAAP on the
                                                   first day of the quarter and
                                                   on the last day of the
                                                   quarter, divided by two.

Average Quarterly Value of All Invested Assets     The book value of Invested
                                                   Assets of the Company or any
                                                   Person of wholly-owned
                                                   (directly or indirectly) by
                                                   the Company, determined in
                                                   accordance with GAAP on the
                                                   first day of the quarter and
                                                   on the last day of the
                                                   quarter, divided by two.

Average Quarterly Value of Common Equity Capital   Common Equity Capital on the
                                                   first day of the quarter and
                                                   on the last day of the
                                                   quarter, divided by two.

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

Independent Trust Managers                         The trust managers of the
                                                   Company who are not
                                                   affiliated with PMC Capital
                                                   or its subsidiaries.

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

Dated February 19, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                                                TITLE                                   DATE
         ----                                                -----                                   -----
         /s/ Dr. Andrew S. Rosemore                  Chairman of the Board of Trust            February 19, 1999
         -----------------------------------            Managers, Chief Operating
         Dr. Andrew S. Rosemore                         Officer and Trust Manager

          /s/ Lance B. Rosemore                      President, Chief Executive                February 19, 1999
         -----------------------------------            Officer, Secretary and Trust
         Lance B. Rosemore                              Manager (principal executive
                                                        officer)

         /s/ Barry N. Berlin                         Chief Financial Officer (principal        February 19, 1999
         -----------------------------------            financial and accounting
         Barry N. Berlin                                officer)

         /s/ Irving Munn                             Trust Manager                             February 19, 1999
         -----------------------------------
         Irving Munn

         /s/ Roy H. Greenberg                        Trust Manager                             February 19, 1999
         -----------------------------------
         Roy H. Greenberg

         /s/ Nathan Cohen                            Trust Manager                             February 19, 1999
         -----------------------------------
         Nathan Cohen

         /s/ Dr. Ira Silver                          Trust Manager                             February 19, 1999
         -----------------------------------
         Dr. Ira Silver

         /s/ Dr. Martha Greenberg                    Trust Manager                             February 19, 1999
         -----------------------------------
         Dr. Martha Greenberg

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  3.1*               Declaration of Trust
  3.1(a)*            Amendment No. 1 to Declaration of Trust
  3.1(b)**           Amendment No. 2  to Declaration of Trust
  3.2*               Bylaws
  4.*                Instruments defining the rights of security holders. The
                     instruments filed in response to items 3.1 and 3.2 are
                     incorporated in this item by reference.
  10.1***            Investment  Management  Agreement  between the Company and
                     PMC Advisers, Inc.
  10.2*              1993 Employee Share Option Plan
  10.3*              1993 Trust Manager Share Option Plan
  10.4*              Form of Dividend Reinvestment Plan
  10.5*              Loan Origination Agreement
  10.6****           Revolving Credit Facility
  10.7****           Structured Financing
  21*****            Subsidiary of the Registrant
  27*****            Financial Data Schedule


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

***** Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

                                   EXHIBIT 21
                           SUBSIDIARIES OF REGISTRANT

                                                               STATE
                                                                 OF
                   COMPANY                                  INCORPORATION
                   -------                                  -------------
        PMC Commercial Limited Partnership                   Delaware
        PMC Commercial Corp.                                 Delaware

                              PMC COMMERCIAL TRUST
                                   FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Report of Independent Accountants......................................     F-2

Financial Statements:

     Consolidated Balance Sheets.......................................     F-3
     Consolidated Statements of Income.................................     F-4
     Consolidated Statements of Beneficiaries' Equity..................     F-5
     Consolidated Statements of Cash Flows.............................     F-6

Notes to Consolidated Financial Statements.............................     F-7

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

      Disclosures about Segments of an Enterprise and Related Information

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business.

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

       Additionally, the Company maintains funds ($101,000 at December 31,
1997) pursuant to a marketing agreement (the "Agreement") which requires funds equal to the greater of 2% of all loan commitments made under the Agreement or $100,000 to be held by the Company (the "Reserve Account") for the purpose of collateralizing the payment and performance of such loans and pay losses, if any, suffered by the Company on such loans. To the extent that the Reserve Account balance exceeds the amount required, such excess amount will be reimbursed by the Company on a quarterly basis.

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

NOTE  10. SHARE OPTION PLANS:

      The Company has two stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock-based compensation plans. In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

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

      A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and the changes during the years ended on those dates is presented below:


                                                 1997                     1996                      1995
                                        ----------------------   ----------------------   -----------------------
                                        NUMBER OF     WEIGHTED   NUMBER OF     WEIGHTED    NUMBER OF     WEIGHTED
                                          SHARES       AVERAGE     SHARES       AVERAGE     SHARES        AVERAGE
                                        UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING     EXERCISE
                                         OPTIONS       PRICES     OPTIONS       PRICES     OPTIONS        PRICES
                                       -----------    --------   ----------    --------   -----------    --------
Outstanding January 1 ............       78,529      $   15.83    72,315       $  13.43     71,540      $  12.12
Granted ..........................       57,250      $   19.41    40,350       $  16.79     24,880      $  15.68
Exercised ........................      (23,358)     $   15.19   (27,846)      $  11.88    (12,996)     $  11.88
Forfeited and expired ............       (2,500)     $   16.68    (6,290)      $  11.88    (11,109)     $  11.88
                                        -------                  -------                   -------

Outstanding December 31 ..........      109,921      $   17.81    78,529       $  15.83     72,315      $  13.43
                                        =======                  =======                   =======

Exercisable at December 31 .......       40,821      $   15.84    21,239       $  14.08     15,665      $  13.01
                                        =======                  =======                   =======

Weighted-average fair value of
   options granted during the year      $  1.09                  $  1.00                   $  0.86
                                        =======                  =======                   =======

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

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10. SHARE OPTION PLANS:  (CONTINUED)

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          -----------------------------------------------------     -----------------------------
                          NUMBER             WEIGHTED            WEIGHTED           NUMBER              WEIGHTED
RANGE OF                  OUTSTANDING        REMAINING           AVERAGE            EXERCISABLE           AVERAGE
EXERCISE PRICES           AT 12/31/97        CONTRACT LIFE       EXERCISE PRICE     AT 12/31/97    EXERCISE PRICE
---------------           -----------        -------------       --------------     -----------    --------------
$11.75 to $15.00            10,821           1.51                $13.72             10,821                 $13.72
$15.75 to $19.81            99,100           4.43                $18.26             10,900                 $16.14
----------------          --------                                                  ------
$11.75 to $19.81           109,921           4.14                $17.81             21,721                 $14.94
                          ========                                                  ======

      The pro forma effects on net income and earnings per share for 1997, 1996 and 1995 from compensation expense computed pursuant to SFAS No. 123 is as follows (in thousands, except per share date):

                                   DECEMBER 31, 1997              DECEMBER 31, 1996           DECEMBER 31, 1995
                              -------------------------      -------------------------    -------------------------

                              AS REPORTED    PRO FORMA       AS REPORTED     PRO FORMA    AS REPORTED      PROFORMA
                              -----------    ---------       -----------     ---------    -----------      --------
SFAS No. 123 Charge           $       -       $      43      $         -      $     20       $      -       $     1
APB No. 25 Charge             $       -       $       -      $         -      $      -       $      -       $     -
Net Income                    $  10,389       $  10,346      $     7,177      $  7,157       $  4,896       $  4,895

Basic and Diluted Earnings
      Per Share               $    1.66       $    1.66      $     1.51       $   1.51       $   1.42       $   1.42

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

NOTE 11.  COMMITMENTS AND CONTINGENCIES:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company had approximately $20.1 million of loan commitments outstanding to 18 corporations, partnership or individuals predominantly in the lodging industry at December 31, 1997. The weighted average contractual interest rate on these loan commitments at December 31, 1997 was 10.24%. In addition, the Company had approximately $7.5 million of loan commitments outstanding on 15 partially funded construction loans and approximately $3.5 million of loan commitments outstanding on 6 SBA 504 Program loans at December 31, 1997. The above commitments are made in the ordinary course of business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment

                              PMC COMMERCIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

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

      The estimated fair values of the Company's financial instruments are as follows:

                                                                  1997                            1996
                                                       -------------------------        ---------------------------
                                                                       Estimated                         Estimated
                                                       Carrying          Fair           Carrying            Fair
                                                        Amount          Value           Amount             Value
                                                       --------        ---------        --------         ----------
                                                                            (in thousands)
        ASSETS:
              Loans receivable, net                    $109,132       $111,548           $91,981          $94,152
              Cash and cash equivalents                      36             36            25,984           25,984
              Restricted investments                      5,766          5,766             2,759            2,759
        LIABILITIES:
              Notes payable                              18,721         18,856            26,648           26,390

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


                                       1997
                    ---------------------------------------
                   (In Thousands, except earnings per share)

                                                                                               Earnings Per
                                              Revenues                  Net Income                Share
                                              --------                  ----------             ------------
         First Quarter...................   $    3,165                    $    2,324            $   0.38
         Second Quarter..................        3,733                         2,820                0.45
         Third Quarter...................        3,425                         2,608                0.42
         Fourth Quarter...................       3,491                         2,637                0.41
                                            ----------                    ----------            --------

                                            $   13,813                    $   10,389            $   1.66
                                            ==========                    ==========            ========


                                       1996
                    ---------------------------------------
                   (In Thousands, except earnings per share)

                                                                                               Earnings Per
                                              Revenues                  Net Income                Share
                                              --------                  ----------             ------------
         First Quarter...................    $   1,907                    $   1,345             $   0.38
         Second Quarter..................        2,226                        1,314                 0.37
         Third Quarter...................        2,939                        2,178                 0.37
         Fourth Quarter...................       3,077                        2,340                 0.39
                                             ---------                    ---------             --------
                                             $  10,148                    $   7,177             $   1.51
                                             =========                    =========             ========