Form 10-Q/A
period 1998-09-30
PMC COMMERCIAL TRUST /TX
filed 1999-02-23
CIK 908311

                                  FORM 10 - Q/A

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

          For the transition period from ___________ to ______________

                         Commission File Number 1-13610
                                                -------

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)


            TEXAS                                         75-6446078
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


    18111 Preston Road, Suite 600,
           Dallas, TX 75252                              (972) 349-3200
----------------------------------------       -------------------------------
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

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES




                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------

PART I.   Financial Information

          Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                      September 30, 1998 (Unaudited) and December 31, 1997                2

                     Consolidated Statements of Income (Unaudited) -
                      Nine Months Ended September 30, 1998 and 1997                       3
                      Three Months Ended September 30, 1998 and 1997                      4

                     Consolidated Statements of Cash Flows (Unaudited) -
                      Nine Months Ended September 30, 1998 and 1997                       5

                     Notes to Consolidated Financial Statements (Unaudited)               6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                       10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk            21

PART II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders                   22

          Item 6.  Exhibits and Reports on Form 8-K                                      22

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
                                                                         =========         ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                     PART I

                              Financial Information

                                     ITEM 1.

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

         PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, and the 1998 Partnership (See
Note 6).

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

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

         The Company periodically reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards (`SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the discounted cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its property, plant and equipment. Property, plant and equipment consists of the following at September 30, 1998:

                                                                       SEPTEMBER 30, 1998
                                                                       ------------------
                                                                         (IN THOUSANDS)

                  Land                                                         $  6,900
                  Buildings and Improvements                                     51,105
                  Furniture, Fixtures and Equipment                               4,725
                                                                               --------
                                                                                 62,730
                  Accumulated Depreciation                                         (488)
                  Property, Plant and Equipment, net                           $ 62,242


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

                                                              Nine Months Ended
                                                                September 30,
                                                          --------------------------
                                                            1998              1997
                                                          --------          --------

         Revenues                                         $ 16,422          $ 15,247

         Net Income                                       $  8,656          $  7,854

         Basic and Diluted Earnings Per Share             $   1.33          $   1.27


NOTE 11. SUBSEQUENT EVENT - CANCELLATION OF PROPOSED MERGER

         The Company had entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. ("Supertel") pursuant to which Supertel, Hospitality, Inc. would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998 the Company announced that the PMC Commercial Board of Trust Managers and the Supertel Hospitality, Inc. Board of Directors agreed to terminate the merger agreement between the two companies. In connection with the proposed merger, the Company incurred merger related costs of approximately $569,000 which is included in Other Assets on the accompanying balance sheet as of September 30, 1998. These costs (approximately $0.09 per common share) will be expensed during the fourth quarter of 1998.

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

         Because the Company is independent of the lessees and operators of its lodging properties, the Company has flexibility with respect to acquiring and leasing additional hotels. Due to the current favorable acquisition environment for certain types of lodging properties, the Company intends to continue to pursue acquisitions in an effort to attain the Company's growth objectives. The Company believes it is possible to acquire lodging properties with existing or achievable cash flows to pay the lease obligations needed by the Company to satisfy its investment criteria.

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

         On June 30, 1998, the Company completed the acquisition of the 26 Acquired Amerihost Properties for an aggregate purchase price of $62.2 million. The Acquired Amerihost Properties contain 1,575 rooms. The aggregate amount of the lease payments for the Acquired Properties is $6.22 million per year. The Company must consummate the acquisitions of any or all of the remaining four properties by June 30, 1999. The Company intends to acquire the remaining four Amerihost Properties, subject to certain conditions, including the assumption of the debt existing on such four properties, and, as a result, the fixed lease payment would increase to $7.3 million per year. Amerihost guarantees the lease payment obligation of Amerihost Inns.

         SUMMARIZED FINANCIAL INFORMATION FOR AMERIHOST PROPERTIES, INC. (DERIVED FROM THE AMERIHOST PUBLIC FILINGS) AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 AND 1996 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 IS AS FOLLOWS:

                                                                            December 31,
                                                    September 30,      ----------------------
                                                        1998               1997         1996
                                                     ---------         ---------    ---------

    BALANCE SHEET DATA:
      Investment in hotel assets                     $  87,764         $  75,635    $  49,872
      Cash and short-term investments                    5,346             2,350        3,029
      Total assets                                     112,212            92,668       66,901
      Total debt                                        91,197            71,075       45,989
      Shareholders' equity                              21,015            21,593       20,912

                                               Nine Months
                                                  Ended                  Year Ended December 31,
                                              September 30,         ----------------------------------
                                                  1998                 1997         1996        1995
                                                  ----                 ----         ----        ----

    INCOME STATEMENT DATA:
      Total revenue                             $ 52,360             $ 62,666     $ 68,342    $ 51,962
      Operating income                             3,748                1,980        6,454       4,290
      Net income (loss)                             (415)                (966)       3,395       2,138


Amerihost Properties, Inc. is a public entity that files periodic reports with the SEC. Additional information about Amerihost can be obtained from the SEC's website at http://www.sec.gov.

         The tables show statistical data regarding the 26 Acquired Amerihost Properties. The four remaining Amerihost Properties which the Company may acquire are located in: (1) Macomb, Illinois, (2) Sycamore, Illinois, (3) Plainfield, Indiana and (4) Marysville, Ohio. The hotels in Illinois and Indiana have 60 rooms each and the Marysville, Ohio hotel has 79 rooms, for a total of 259 additional rooms. The hotel in Jackson, Tennessee was opened in April 1998:

                                                              ROOMS IN
                  CITY                    STATE                 HOTEL
                  ----                    -----               --------

                  Anderson                California            61
                  Yreka                   California            61
                  Eagles Landing          Georgia               60
                  La Grange               Georgia               59
                  Smyrna                  Georgia               60
                  Rochelle                Illinois              61
                  Mt. Pleasant            Iowa                  63
                  Storm Lake              Iowa                  61
                  Coopersville            Michigan              60
                  Grand Rapids North      Michigan              60
                  Grand Rapids South      Michigan              61
                  Hudsonville             Michigan              61
                  Monroe                  Michigan              63
                  Port Huron              Michigan              61
                  Tupelo                  Mississipi            61
                  Warrenton               Missouri              63
                  Ashland                 Ohio                  62
                  Mansfield               Ohio                  60
                  Wooster East            Ohio                  58
                  Wooster North           Ohio                  60
                  Grove City              Pennsylvania          61
                  Shippensburg            Pennsylvania          60
                  Jackson                 Tennessee             61
                  McKinney                Texas                 61
                  Kimberly                Wisconsin             63
                  Mosinee                 Wisconsin             53
                                                              -----
                                                              1,575
                                                              =====

                                THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------               -------------------------------
                                                        % INCREASE                                    % INCREASE
                                1998       1997 (1)     (DECREASE)             1998 (1)   1997 (1)    (DECREASE)
                                ----       --------     ----------             --------   --------    ----------
                                                                  (UNAUDITED)

         Occupancy              67.60%      60.60%          12%                   58.80%      55.60%      6%
         ADR (2)              $ 54.14      $ 54.21           --                 $ 52.97     $ 53.11        -
         RevPAR (3)           $ 36.61      $ 32.85          11%                 $ 31.16     $ 29.54       5%

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

         SECURED FINANCING TRANSACTION. On June 23, 1998, a special purpose limited partnership, PMC Commercial Trust, Ltd. 1998-1 (the "1998 Partnership"), created by the Company issued $66.1 million aggregate principal amount of its loan-backed fixed rate notes (the "1998 Notes") in a private placement. The Company owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, which have a stated maturity of May 1, 2019 and bear interest at the rate of 6.37% per annum, were collateralized by an initial amount of approximately $71.9 million of loans contributed by the Company to the 1998 Partnership. In connection with this transaction, the 1998 Notes were given a rating of "Aaa" by Moody's Investors Service, Inc. The terms of the 1998 Notes provide that the partners of the 1998 Partnership are not liable for any payments on the 1998 Notes. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The Company, therefore, has no obligation to pay the 1998 Notes, nor do the holders of the 1998 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to the Company in accordance with its interest in the 1998 Partnership. The Company utilized these proceeds to help fund the acquisition of the Acquired Amerihost Properties.

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

         Interest income - loans increased by $895,000 (10%), from $9,126,000 during the nine months ended September 30, 1997, to $10,021,000 during the nine months ended September 30, 1998. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees. These commitment fees are non-refundable fees, collected as part of the origination of the loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding. Interest income-loans is dependent on the interest rates of the Company's outstanding loans and the dollar volume of outstanding loans. If the Company is required to borrow funds to generate loan originations, the Company's net income will be dependent upon the spread at which it borrows funds and the rate at which the Company loans those funds. See "Interest Rate and Prepayment Risk." Over the past several years, that spread has decreased thereby reducing the Company's net profits related to leverage. The Company believes rates at which the Company can loan its money will continue at historical lows for the rest of the year, thereby requiring the Company to increase its outstanding loan portfolio, its fees related to lending operations or its revenues from new REIT-related activities in order to increase net income.

         This $895,000 increase in interest income-loans was primarily attributable to an increase in the Company's outstanding loan portfolio during the nine months ended September 30, 1998 as compared to the nine month period in the prior year due to a reduction in funds available for short-term investments. The average invested assets in loans to small businesses increased by $14.5 million (14%), from $103.1 million during the nine months ended September 30, 1997, to $117.6 million during the nine months ended September 30, 1998. The annualized average yields on loans, including all loan fees earned, for the nine months ended September 30, 1998 and 1997 were approximately 12.7% and 12.4%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below).

         Lease income was $1,678,000 during the nine months ended September 30, 1998. This amount is attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sales/leaseback agreement.

         Interest and dividends - other investments decreased by $379,000 (63%), from $603,000 during the nine months ended September 30, 1997, to $224,000 during the nine months ended September 30, 1998. Interest and dividends-other investments is primarily generated by the investment of the Company's available funds in short-term investments pending the origination of loans with such funds. Interest and dividends - other investments will temporarily increase following the completion of a financing by the Company. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, the availability of lending opportunities and the Company's outstanding unfunded commitments. The average short-term investments of the Company decreased by $11.2 million (75%), from $15.0 million during the nine months ended September 30, 1997, to $3.8 million during the nine months ended September 30, 1998. The average yields on short-term investments during the nine months ended September 30, 1998 and 1997 were approximately 5.0% and 5.4%, respectively.

         Other income increased by $613,000, from $593,000 during the nine months ended September 30, 1997, to $1,206,000 during the nine months ended September 30, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. This increase in other income was primarily attributable to the collection of prepayment fees during the nine months ended September 30, 1998 of $953,000 compared to $347,000 during the nine months ended September 30, 1997. During the nine months ended September 30, 1998 and 1997, 12 and 14 loans in the aggregate amounts of approximately $12.3 million and $13.5 million, respectively, paid in full. Prepayment fee income as a percentage of prepaid loans was greater during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 as a result of the "make whole" provisions of the prepayment fees. Prepayment fees result in one-time increases in the Company's income, but will result in a long-term reduction in income to the extent the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of the loans which were prepaid. Prepayments generally increase during times of declining interest rates. While the Company anticipates loan prepayments in 1999 will be in amounts comparable to or slightly less than 1998, it is difficult to predict the amount of prepayments with any accuracy. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remain at historical lows, borrowers appear more willing to pay the prepayment penalties in order to obtain the lower interest rates. This apparent willingness, coupled with increased lending competition, could result in higher than anticipated prepayments. See "Loan Prepayment Considerations" and "Interest Rate and Prepayment Risk." Additionally, income recognized from late fees on loans increased by $23,000, from $24,000 during the nine months ended September 30, 1997, to $47,000 during the nine months ended September 30, 1998.

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

         Interest income - loans increased by $452,000 (14%), from $3,126,000 during the three months ended September 30, 1997, to $3,578,000 during the three months ended September 30, 1998. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees. These commitment fees are non-refundable fees, collected as part of the origination of the loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding. Interest income-loans is dependent on the interest rates of the Company's outstanding loans and the dollar volume of outstanding loans. If the Company is required to borrow funds to generate loan originations, the Company's net income will be dependent upon the spread at which it borrows funds and the rate at which the Company loans those funds. See "Interest Rate and Prepayment Risk." Over the past several years, that spread has decreased thereby reducing the Company's net profits related to leverage. The Company believes rates at which the Company can loan its money will continue at historical lows for the rest of the year, thereby requiring the Company to increase its outstanding loan portfolio, its fees related to lending operations or its revenues from new REIT-related activities in order to increase net income.

         This $452,000 increase in interest income-loans was primarily attributable to an increase in the Company's outstanding loan portfolio during the three months ended September 30, 1998 as compared to the three month period in the prior year due to a reduction in funds available for short-term investments. The average invested assets in loans to small businesses increased by $18.2 million (17%), from $106.5 million during the three months ended September 30, 1997, to $124.7 million during the three months ended September 30, 1998. The annualized average yields on loans, including all loan fees earned, for the three months ended September 30, 1998 and 1997 were approximately 13.6% and 12.2%, respectively. The increased yield was primarily a result of the recognition of prepayment fees (included in other income as discussed below). Interest income - loans includes interest earned on loans, the accretion of discounts on purchased loans and the accretion of deferred commitment fees.

         Lease income was $1,661,000, during the three months ended September 30, 1998. This increase was attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sale/leaseback agreement.

         Interest and dividends - other investments decreased by $59,000 (41%) from $144,000 during the three months ended September 30, 1997, to $85,000 during the three months ended September 30, 1998. Interest and dividends-other investments is primarily generated by the investment of the Company's available funds in short-term investments pending the origination of loans with such funds. Interest and dividends - other investments will temporarily increase following the completion of a financing by the Company. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, the availability of lending opportunities and the Company's outstanding unfunded commitments. The average short-term investments of the Company decreased by $2.9 million from $10.0 million during the three months ended September 30, 1997, to $7.1 million during the three months ended September 30, 1998. The average yields on short-term investments during the three months ended September 30, 1998 and 1997 were approximately 5.1% and 5.7%, respectively.

         Other income increased by $473,000 (305%), from $155,000 during the three months ended September 30, 1997, to $628,000 during the three months ended September 30, 1998. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. This increase in other income was principally attributable to the collection of prepayment fees during the three months ended September 30, 1998 of $545,000 compared to $65,000 during the three months ended September 30, 1997. During the three months ended September 30, 1998 and 1997, five and three loans in the aggregate amounts of approximately $5.9 million and $3.9 million, respectively, paid in full. Prepayment fee income as a percentage of prepaid loans was greater during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 as a result of the "make whole" provisions of the prepayment fees. Prepayment fees result in one-time increases in the Company's income, but will result in a long-term reduction in income to the extent the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of the loans which were prepaid. Prepayments generally increase during times of declining interest rates. While the Company anticipates loan prepayments in 1999 will be in amounts comparable to or slightly less than 1998, it is difficult to predict the amount of prepayments with any accuracy. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remain at historical lows, borrowers appear more willing to pay the prepayment penalties in order to obtain the lower interest rates. This apparent willingness, coupled with increased lending competition, could result in higher than anticipated prepayments. See "Loan Prepayment Considerations" and "Interest Rate and Prepayment Risk." Also, late payment fees were $14,000 during the three months ended September 30, 1998 compared to $4,000 during the three months ended September 30, 1997. The increase was partially offset by income recognized from other loan-related fees, such as assumption, modification and extension fees. These fees decreased by $17,000 from $86,000 during the three months ended September 30, 1997, to $69,000 during the three months ended September 30, 1998.

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

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income
(loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper Definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. For a complete discussion of the Company's cash flows from operations, please see "Cash Flow Analysis."

The Company's FFO for the periods ended September 30, 1998 and 1997 was computed as follows:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
                                               ----------------------        -----------------------
                                                 1998          1997            1998           1997
                                               -------        -------        -------        -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Net Income                                 $ 3,215        $ 2,608        $ 8,578        $ 7,752
    Add depreciation and
         amortization                              488           --              488           --
                                               -------        -------        -------        -------

    FFO                                        $ 3,703        $ 2,608        $ 9,066        $ 7,752
                                               =======        =======        =======        =======

    Weighted average shares                      6,512          6,275          6,492          6,204

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

Not Applicable.


                                     PART II
                                OTHER INFORMATION



ITEM 4.        Submission of Matters to a Vote of Security Holders
               None

ITEM 6.        Exhibits and Reports on Form 8-K

                  A.  Exhibits

                      99.1 PMC Commercial Trust Pro Forma Financial Information (Unaudited) *

                  B.  Forms 8-K

                               The registrant filed a Form 8-K on September 25, 1998 relating to the proposed transaction with Supertel Hospitality, Inc.

--------------

* Previously filed as Exhibit 99.1 of the Registrant's Form 10-Q for the quarter ending September 30, 1998 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PMC Commercial Trust

     Date:     2/19/99            \s\ Lance B. Rosemore
                                  ---------------------------------------------
                                  Lance B. Rosemore
                                  President


     Date:     2/19/99            \s\ Barry N. Berlin
                                  ---------------------------------------------
                                  Barry N. Berlin
                                  Chief Financial Officer
                                  (Principal Accounting Officer)