Form 10-K405
period 1998-12-31
PMC COMMERCIAL TRUST /TX
filed 1999-03-30
CIK 908311

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From _______to ________

                         Commission File Number: 1-13610

                              PMC COMMERCIAL TRUST
             (Exact name of registrant as specified in its charter)

                  TEXAS                                   75-6446078
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

18111 PRESTON ROAD, SUITE 600, DALLAS, TX 75252          (972)349-3200
  (Address of principal executive offices)      (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
              COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on February 26, 1999 as reported on the American Stock Exchange, was approximately $92 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 1999, Registrant had outstanding 6,523,311 Common Shares of Beneficial Interest.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference into Part III.

                              PMC COMMERCIAL TRUST

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998




                                TABLE OF CONTENTS

                                                                                                       Form
                                                                                                       10-K
                                                                                                      Report
Item                                                                                                   Page
----                                                                                                  ------

                                                      PART I

   1.    Business ..................................................................................      1
   2.    Properties.................................................................................     13
   3.    Legal Proceedings..........................................................................     13
   4.    Submission of Matters to a Vote of Security Holders........................................     13

                                                      PART II

   5.    Market for the Registrant's  Common Equity and Related Shareholder Matters................      14
   6.    Selected Consolidated Financial Data......................................................      15
   7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................      16
   7A.   Quantitative and Qualitative Disclosures about Market Risk................................      27
   8.    Consolidated Financial Statements and Supplementary Data..................................      27
   9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................................      27

                                                     PART III

  10.    Directors and Executive Officers of the Registrant........................................      28
  11.    Executive Compensation....................................................................      28
  12.    Security Ownership of Certain Beneficial Owners and Management............................      28
  13.    Certain Relationships and Related Transactions............................................      28


                                                      PART IV

  14.    Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K............................................................................      29

  Signatures.......................................................................................      30
  Consolidated Financial Statements ...............................................................     F-1
  Exhibits.........................................................................................     E-1

                                     PART I


ITEM 1.           BUSINESS

GENERAL

         PMC Commercial Trust (the "Company") is a real estate investment trust ("REIT") that originates loans to small business enterprises and owns limited service hospitality properties. Prior to the Amerihost Transaction (as hereinafter defined), the Company was solely a commercial lender that originated loans to small business enterprises, primarily collateralized by first liens on real estate of the related business. The Company lends primarily to borrowers who operate in the lodging industry. The Company also targets loans for commercial real estate and the service, retail and manufacturing industries. The Company was formed, pursuant to the Texas Real Estate Investment Trust Act, on June 4, 1993 and commenced operations on December 28, 1993. As a REIT, the Company distributes at least 95% of its REIT taxable income to shareholders. See "Tax Status." The investments of the Company are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary ("PMC Advisers" or the "Investment Manager"), an indirect wholly-owned subsidiary of PMC Capital, Inc. ("PMC Capital"). See "Loan Originations" and "Investment Manager." The Company generates income from interest earned on the loan portfolio, other related fee income from its lending activities and rental income from property ownership. The Company's investments include the ownership of commercial properties. To date, these investments have been in the lodging industry. On June 30, 1998, the Company completed the acquisition of 26 motel properties (the "Acquired Amerihost Properties") from Amerihost Properties, Inc. or its subsidiaries ("Amerihost") for $62.2 million in a sale/leaseback transaction (the "Amerihost Transaction"). The Company intends to continue to attempt to enhance shareholder value by increasing its loan portfolio and making strategic acquisitions of commercial properties.

         The Company's principal business objective is to maximize shareholder value by maintaining long-term growth in cash available for distribution to the Company's shareholders. The Company currently has four principal strategies to achieve this objective. First, the Company expects to continue to benefit from the established customer base of PMC Capital due to the referral system available through PMC Advisers. Second, the Company is seeking to expand its relationships with national hotel and motel franchisors to secure a consistent flow of lending opportunities. Third, the Company will continue to seek cost-effective financing to maximize its growth through structured financing arrangements and other funding sources. See "Operations - Secured Financing Transactions." Fourth, the Company intends to continue selectively investing in commercial real estate.

LOAN ORIGINATIONS

         The Company has primarily been a lender to small business owners in the lodging industry. The majority of the Company's loans in the lodging industry are to owner-managed facilities generally operating as franchises of national hotel or motel brands. As of December 31, 1998, (i) 97% of the Company's outstanding loan portfolio consisted of loans for the acquisition, renovation and construction of hospitality properties, and (ii) Holiday Inn, Days Inn and Comfort Inn franchisees accounted for 18.8%, 17.7% and 9.1%, respectively, of the Company's outstanding loan portfolio.

         The Company operates from the headquarters of the Investment Manager in Dallas, Texas, and through loan production offices in Georgia and Arizona. The Investment Manager receives loan referrals from PMC Capital and solicits loan applications on behalf of the Company from borrowers, through personal contacts, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. The Company is not responsible for any compensation to PMC Capital for loan referrals. In addition, the Company has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, the Company may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan.

LENDING ACTIVITIES

         From December 28, 1993 (commencement of operations) through December 31, 1998, the Company has funded an aggregate principal amount (including purchased loans) of approximately $196.1 million relating to 179 loans. The weighted average interest rate for the Company's loans outstanding as of December 31, 1998 was 10.3%.

         The following table sets forth the interest rates charged under the Company's portfolio for the loans originated for the five years in the period ended December 31, 1998:

                                                     INTEREST RATES AND PRINCIPAL AMOUNTS OF LOANS ORIGINATED (1)
                                                                          (DOLLARS IN THOUSANDS)
                                                                           INTEREST RATE RANGE
                                                   ------------------------------------------------------------------
                        WEIGHTED
                    AVERAGE INTEREST
   YEAR ENDED             RATE           TOTAL     8.00-8.99%   9.00-9.99%  10.00-10.99%  11.00-11.99%   12.00-12.99%
   ----------       ----------------   ---------   ----------   ----------  ------------  ------------   ------------
   1994..........        11.05%        $  33,658    $      -      $      -     $ 19,181     $ 14,346        $      131
   1995..........        11.42%           31,711           -             -        3,562       27,928               221
   1996..........        10.86%           40,430           -             -       31,080        9,350                 -
   1997..........        10.68%           43,129           -         1,457       39,076        2,596                 -
   1998..........         9.53%           42,968      10,254        23,401        8,343          970                 -
                                       ---------    --------      --------     --------     --------        ----------
       Total.....................      $ 191,896    $ 10,254      $ 24,858     $101,242     $ 55,190        $      352
                                       =========    ========      ========     ========     ========        ==========
     Percentage
       of Portfolio..............          100.0%        5.3%         12.9%        52.8%        28.8%              0.2%
                                       =========    ========      ========     ========     ========        ==========


(1)      Does not include purchased loans.

---------------------


         During the years ended December 31, 1998 and 1997, the Company closed loans to 27 and 33 borrowers, respectively. Aggregate fundings for the years ended December 31, 1998 and 1997 were approximately $43.0 million and $43.1 million, respectively, and commitment fees collected were approximately $980,000 and $754,000, respectively. As of December 31, 1998 and 1997, approximately 25% and 27%, respectively, of the Company's loan portfolio consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater of the loan portfolio at December 31, 1998 and 1997. The Company's loan portfolio was approximately 97% and 96% concentrated in the lodging industry at December 31, 1998 and 1997, respectively. As of December 31, 1998 all loans were paying as agreed (See "Delinquency and Collections"). From inception through December 31, 1998, the Company has not experienced any charge-offs.

         When originating a loan, the Company charges a commitment fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. The Company had approximately $2.3 million and $1.5 million in net unamortized deferred commitment fees at December 31, 1998 and 1997, respectively.

         The following table sets forth a breakdown of the Company's loan portfolio at December 31, 1998 to borrowers involved in the lodging (national franchises and independent hospitality properties) and commercial real estate industries:

                                                                                                 PERCENTAGE
                                                            NUMBER OF          PRINCIPAL             OF
                                                            PROPERTIES        OUTSTANDING         PORTFOLIO
                                                            ----------        -----------         ---------
                                                                             (IN THOUSANDS)
         Holiday Inn.................................           19              $ 22,789             18.8%
         Days Inn ...................................           15                21,540             17.7%
         Comfort Inn ................................           10                11,036              9.1%
         Quality Inn.................................            5                 8,100              6.7%
         Best Western ...............................            6                 7,229              5.9%
         Econolodge..................................            6                 6,864              5.6%
         Sleep Inn...................................            3                 4,645              3.8%
         Hampton Inn ................................            4                 4,535              3.7%
         Ramada Inn..................................            3                 3,625              3.0%
         Home and Hearth.............................            1                 2,978              2.4%
         Wingate Inn.................................            1                 2,758              2.3%
         Super 8.....................................            3                 2,610              2.2%
         Howard Johnson..............................            2                 2,523              2.1%
         Sheraton....................................            1                 2,436              2.0%
         Travelodge..................................            2                 1,981              1.6%
         Comfort Suites..............................            1                 1,821              1.5%
         Baymont (formerly Budgetel).................            1                 1,580              1.3%
         Shoney's Inn................................            1                 1,419              1.2%
         Microtel....................................            1                 1,254              1.0%
         Clarion.....................................            1                 1,110               .9%
                                                               ---              --------            -----

         Total of Franchise Affiliates...............           86               112,833             92.8%
         Independent Hospitality Properties..........            7                 4,807              3.9%
         Commercial Real Estate......................            5                 3,985              3.3%
                                                               ---              --------            -----
         Total.......................................           98              $121,625            100.0%
                                                               ===              ========            =====


         The following table is a breakdown of loans originated on a quarterly basis for the five years in the period ended December 31, 1998:

                    LOANS ORIGINATED OR PURCHASED BY QUARTER

                                    1998        1997        1996        1995         1994
                                   -------     -------     -------     -------     -------
                                                        (IN THOUSANDS)
         First Quarter ........    $ 9,437     $13,955     $ 4,830     $ 9,328     $ 7,039
         Second Quarter .......     16,271      12,795       8,801      11,110      13,594
         Third Quarter ........      8,417       9,128      12,955       4,441       6,471
         Fourth Quarter .......      8,843       7,251      13,844       6,832       7,879
                                   -------     -------     -------     -------     -------
                                   $42,968     $43,129     $40,430     $31,711     $34,983
                                   =======     =======     =======     =======     =======


The following table sets forth the amount of the Company's loans originated and repaid for the years indicated:


                                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                          1998           1997          1996           1995           1994
                                                       ---------      ---------      ---------      ---------      ---------
                                                                                  (IN THOUSANDS)
Loans receivable, net-beginning of period ........     $ 109,132      $  91,981      $  59,129      $  32,694      $   3,119
Loans originated or purchased ....................        42,968         43,129         40,430         31,711         34,983
Loan repayments (1) ..............................       (32,126)       (25,843)        (7,181)        (4,992)        (4,862)
Other adjustments (2) ............................          (262)          (135)          (397)          (284)          (546)
                                                       ---------      ---------      ---------      ---------      ---------
Loans receivable, net - end of period ............     $ 119,712      $ 109,132      $  91,981      $  59,129      $  32,694
                                                       =========      =========      =========      =========      =========

-----------------------

(1) Includes the payoff on certain SBA 504 program loans (see "SBA Section 504 Program") and prepaid loans.
(2) Includes effect of amortization of loans purchased at a discount and commitment fees collected which are accounted for in accordance with SFAS No. 91.

OPERATIONS

         During the year ended December 31, 1998, the Company increased its loan portfolio under management through the continued utilization of proceeds from secured financing transactions and proceeds from borrowings under the Company's revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Prepayment Risk."

         SECURED FINANCING TRANSACTIONS
         In March 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("the 1996 Partnership"), completed a private placement (the "1996 Private Placement") of $29,500,000 of its Fixed Rate Loan Backed Notes, Series 1996-1 (the "1996 Notes"). The Company owns, directly or indirectly, all of the interests of the 1996 Partnership. The 1996 Notes, issued at par, have a stated maturity of 2016, bear interest at the rate of 6.72% per annum, and were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the 1996 Partnership. At December 31, 1998, approximately $15.1 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1996 Partnership. In connection with the 1996 Private Placement, the 1996 Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The terms of the 1996 Notes provide that the partners of the 1996 Partnership are not liable for any payment on the 1996 Notes. Accordingly, if the 1996 Partnership fails to pay the 1996 Notes, the sole recourse of the holders of the 1996 Notes is against the assets of the 1996 Partnership. The Company, therefore, has no obligation to pay the 1996 Notes nor do the holders of the 1996 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1996 Notes (approximately $27.1 million after giving effect to costs of $450,000 and a $1.9 million initial reserve deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the 1996 Partnership. The Company used approximately $10.3 million of such proceeds to pay down outstanding borrowings under its credit facility and the remainder to originate loans in accordance with its underwriting criteria. At December 31, 1998, the Company had utilized all proceeds from the 1996 Private Placement. The 1996 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1996 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1996 Notes. The aggregate principal amount of the 1996 Notes outstanding at December 31, 1998 was $6.0 million.

         In June 1998, PMC Commercial Trust, Ltd. 1998-1, a Delaware limited partnership (the "1998 Partnership") completed a private placement (the "1998 Private Placement") of $66,100,000 of its Fixed Rate Loan Backed Notes, Series 1998-1 (the "1998 Notes"). The Company owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans contributed by the Company to the 1998 Partnership. At December 31, 1998, approximately $66.6 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1998 Partnership. In connection with this transaction, the 1998 Notes were given a rating of "Aaa" by Moody's Investors Service, Inc. The terms of the 1998 Notes provide that the partners of the 1998 Partnership are not liable for any payment on the 1998 Notes. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The Company, therefore, has no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to the Company in accordance with its interest in the 1998 Partnership. The Company utilized these proceeds to help fund the acquisition of the acquired Amerihost properties. The 1998 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at December 31, 1998 was $60.8 million.

         AMERIHOST TRANSACTION
         On May 21, 1998, the Company and Amerihost entered into an agreement pursuant to which the Company agreed to acquire and leaseback 30 motel properties. Pursuant to the sale/leaseback agreement, the Company leases the acquired Amerihost properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each, and with consumer price index ("CPI") increases up to a maximum of two percent per year beginning after the third year.

         On June 30, 1998, the Company completed the acquisition of 26 of the Amerihost properties (the "Acquired Amerihost Properties") for an aggregate purchase price of $62.2 million. The acquired Amerihost properties contain an aggregate of 1,575 rooms. The aggregate amount of the lease payments to be received by the Company for the Acquired Amerihost Properties is $6.22 million per year ("Base Rent"), plus 2% of gross revenues as defined in the master lease agreement, subject to CPI increases as described above. Amerihost guarantees the lease payment obligation of Amerihost Inns.

         Subsequent to year end, the Company acquired the remaining four properties for an aggregate purchase price of $10.8 million. The properties contain an aggregate of 259 rooms. The aggregate amount of the lease payments to be received by the Company for the four properties is $1.1 million per year, subject to CPI increases as described above. Accordingly, the aggregate Base Rent payment will increase to $7.3 million per year subject to the CPI increases, plus 2% of the gross room revenues as defined in the master lease agreement. The Company has assumed debt related to the four properties that aggregates $6.8 million with a weighted average interest rate of 8.0%. This debt is amortized over a 20 year period and has maturities of between 15 and 20 years. The debt assumed has restrictive provisions which provide substantial penalties if paid prior to maturity.

         SUPERTEL TRANSACTION
         On June 3, 1998, the Company entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. ("Supertel") pursuant to which Supertel would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998, the Company announced that the Company's Board of Trust Managers and the Supertel Board of Directors agreed to terminate the merger agreement between the two companies. During the year ended December 31, 1998, the Company expensed all merger related costs. Included in expenses is the one-time charge of $569,000 (or $.09 per share) relating to such merger costs.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

         The following is a discussion of the Company's current policies with respect to investments, financing, affiliate transactions and certain other activities. These policies may be amended or waived from time to time at the discretion of our Board of Trust Managers without a vote of the Company's shareholders.

         The Company's principal business objective is to maximize shareholder value by maintaining long-term growth in cash available for distribution to the Company's shareholders. The Company intends to pursue this objective by continuing to originate loans or through the acquisition of hospitality or commercial properties for long-term ownership and thereby seeks to maximize current and long-term net income and the value of its assets. The Company's policy is to originate loans or acquire assets where the Company believes opportunities exist for acceptable investment returns. No assurance can be given that the Company's investment objectives will be attained or that the Company's value will not decrease.

         At the time of its initial public offering, the Company had established a policy that 75% of its assets were to be used generally to fund loans to small businesses. However, in May 1998, the Company amended its investment policies to remove this restriction and to permit the Company to invest in real estate assets. The Company believes that favorable opportunities exist for the acquisition of lodging properties at attractive returns and at prices at or below replacement cost, particularly with respect to smaller, limited service motels operated under national franchises. On June 30, 1998 and during March 1999, the Company completed the acquisition of the 26 Acquired Amerihost Properties and four additional Amerihost properties from Amerihost for $62.2 million and $10.8 million, respectively, in sale/leaseback transactions. The Company will continue to acquire additional lodging or commercial properties or portfolios of such properties thereby deriving revenues from fixed leases and participating in increased revenue from those properties. The Company may, in the future, expand its lending activities to finance real estate investors who are not operators of the properties financed.

         To date, the Company has concentrated its real estate investment activities on lodging properties, or portfolios of properties, which meet one or more of the following criteria:

         (i) Properties located in areas with a variety of revenue generators, such as colleges, recreational areas or interstate highways.

         (ii) Properties with intrinsic values equal to or less than replacement values.

         (iii) The property managers have demonstrated ability to pay fixed lease obligations.

         (iv) Portfolios of properties which exhibit some or all of the criteria discussed above, where purchasing several properties in one transaction enables the Company to obtain a favorable price or to purchase attractive assets that otherwise would not be available.

         Because the Company is independent of the lessees and operators of its lodging properties, the Company has flexibility with respect to acquiring and leasing additional hospitality real estate. Due to the current favorable acquisition environment for lodging properties, the Company intends to continue to pursue acquisitions in an effort to attain the Company's growth objectives. The Company believes it is possible to acquire lodging properties with existing or achievable cash flows to pay the lease obligations needed by the Company to satisfy its investment criteria.

INVESTMENT POLICIES

         INVESTMENTS IN REAL ESTATE MORTGAGES
         While the Company lends money secured by real estate, it does not generally buy and sell existing real estate mortgages in its normal course of business. However, the Company may invest in real estate mortgages if favorable opportunities develop. The Company's investment in mortgages may be either in first mortgages or junior mortgages and may or may not be insured by a governmental agency. See "Underwriting Criteria -- Lending Operations"

         INVESTMENT IN REAL ESTATE OR INTERESTS IN REAL ESTATE
         While the Company intends to emphasize funding loans to small businesses, the Company will also invest in the ownership of real estate and may invest in other real estate interests consistent with its qualification as a REIT. Management expects to pursue this investment objective primarily through first mortgages on real estate or direct ownership of properties. The Company currently invests in hospitality properties primarily located in its target markets which are primarily in the southern portion of the United States. However, future investment activities will not be limited to any geographic area or product type or to a specified percentage of the Company's assets.

         Although the Company is not currently doing so, it may also participate with other entities in property ownership, through joint ventures or other types of common ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the Company's equity interests.

         SECURITIES OF OR INTERESTS IN PERSONS PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES AND OTHER ISSUERS
         Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, the Company may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. The Company, however, does not currently have any intentions to do so. (See "Tax Status.")

         PERIODIC REVIEW OF ASSETS
         The Company regularly evaluates its investment portfolio and may, from time to time, dispose of assets that no longer meet its investment criteria. The Company reserves the right to dispose of any property if the Company determines the disposition of such property is in its best interests and the best interests of its shareholders.

FINANCING POLICIES

        As a general policy, with respect to real estate ownership activity, the Company intends to maintain a ratio of total indebtedness to the lower of cost or appraised value of no greater than 70% at the time of acquisition. With respect to mortgage lending activities, the Company will not, without the approval of a majority of its shareholders, incur a borrowing or issue Preferred Shares if as a result the Company's total liability for money borrowed would exceed 200% of its shareholders' equity or the total amount of borrowings and obligations in respect of outstanding Preferred Shares would exceed 300% of common shareholders' equity, determined as of the time of each borrowing or issuance.

          The Company may from time to time reevaluate its debt policy in light of factors which include, but are not limited to:

               o   current economic conditions,

               o   relative costs of debt and equity capital,

               o   change in the Company's market capitalization, and

               o   acquisition opportunities.

        The Company may with respect to lending activities increase or decrease the maximum ratio of debt to the lower of cost or appraised value without a vote of its shareholders. The Company's Declaration of Trust and Bylaws do not contain any limitations on the amount or percentage of indebtedness which the Company may incur.

        The Company's future indebtedness, which may be unsecured or may be secured by either mortgage loans or other interest in properties, may take several forms, including:

                  (i)   bank borrowings,

                  (ii) purchase money obligations to the sellers of properties,

                  (iii)  assumed indebtedness,

                  (iv)   publicly or privately placed debt instruments,

                  (v) financing from institutional investors or other lenders, or

                  (vi)   mortgage debt.

         The recourse of the holders of the Company's debt may be to all or any part of the Company's properties or may be limited to the particular property to which the debt relates. Subject to any contractual restrictions, the proceeds from any borrowings may be used for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions of new properties.

         In the event the Board of Trust Managers determines to raise additional equity capital, the Board of Trust Managers has the authority, without shareholder approval, to issue additional shares of common stock or shares of Preferred Stock in any manner, and on such terms and for such consideration, it deems appropriate, including in exchange for property. Any such issuance will be subject to the provisions of the Texas REIT rules. Existing shareholders would have no preemptive right to purchase such shares in any offering, and any such offering might cause dilution of a shareholder's investment.

         OTHER POLICIES

         The Company may dispose of properties that are not performing up to standards. The Company has historically operated, and intends to continue operating, in a manner that will not be subjected to regulation under the Investment Company Act of 1940. The Company has not, and currently has no future plans to (1) invest in the securities of other issuers for the purpose of exercising control over such issuers, (2) underwrite securities of other issuers, or (3) actively trade in loans or other investments. The Company's policies with respect to such activities may be reviewed and modified by the Board of Trust Managers from time to time without a vote of its shareholders.

         At present, the Company does not have a stock repurchase program. As market conditions may warrant, the Company may institute a stock repurchase program.

         From time to time the Company may issue or exchange securities for property ownership, as warranted.

UNDERWRITING CRITERIA - LENDING OPERATIONS

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

         The underwriting criteria applied by the Company to evaluate prospective borrowers generally requires such borrowers to (i) provide first-lien real estate mortgages not exceeding 70% of the lesser of appraised value or cost, (ii) provide proven management capabilities, (iii) meet historical or projected debt coverage tests determined on a case-by-case basis as described below, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable. The Company evaluates a number of factors to determine the credit worthiness of the prospective borrower and the amount of required debt coverage for the borrower, including:

     o the components and value of the borrower's collateral (for example, real estate, equipment or marketable securities);
     o   the ease with which the collateral can be liquidated;
     o the industry and competitive environment in which the borrower operates;
     o   the financial strength of the guarantors;
     o   the existence of any secondary repayment sources; and
     o   the existence of a franchise relationship.


LOAN PORTFOLIO CHARACTERISTICS

         As a result of the application of the Company's underwriting criteria, at December 31, 1998 the Company's loan portfolio had the following characteristics:

         (i) Loans used by borrowers to acquire real estate and/or construct improvements thereon (the "Real Estate Loans") are secured by first liens on such real estate or improvements thereon. Generally, each of the related loans used to acquire furniture, fixtures and equipment for certain of such real estate (the "FFE Loans") is secured by a first lien on the furniture, fixtures and equipment acquired with the proceeds of such loan and by a second lien on the real estate of the borrower under the related Real Estate Loans. Other additional properties of certain borrowers or guarantors have been used as additional collateral in some instances.

         (ii) All originated loans are guaranteed by the principal(s) of the borrowers.

         (iii) The loan amounts of Real Estate Loans (together with related FFE Loans) are generally equal to or less than 70% of the appraised value or cost of the primary collateral. When deemed necessary, credit enhancements, such as additional collateral, are obtained to assure a maximum 70% loan-to-value ratio.

         Set forth below is certain information regarding the Company's portfolio as of December 31, 1998:

         a. The Company had 108 loans outstanding with an aggregate principal amount of approximately $121.6 million.

         b. All loans were paying as agreed at December 31, 1998. No loans were more than 31 days delinquent.

         c. Borrowers are principally involved in the lodging industry (97%). The remainder of the loan portfolio is comprised of five loans in the commercial office rental market.

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

         g. Originated loans, other than SBA 504 Program loans, provide for scheduled amortization (ranging from six to 20 years). Substantially all Real Estate Loans entitle the borrower to prepay all or part of the principal amount, subject to a prepayment penalty.

         h. The weighted average remaining contractual maturity for the Company's portfolio of loans not including amounts outstanding to be paid off pursuant to the SBA 504 program was approximately 10 years.

DELINQUENCY AND COLLECTIONS

         As of December 31, 1998, the Company had no loans which were greater than 31 days delinquent. Generally, if a borrower fails to make a required monthly payment, the borrower will generally be notified by mail after 10 days and a late fee will generally be assessed. If the borrower has not responded or made full payment within 20 days after the loan becomes delinquent, a second notification letter will be sent. Following such notification, a collection officer will initiate telephone contact. If the borrower has not responded or made full payment within 30 days after the loan becomes delinquent, a third notification letter will be sent and follow-up telephone contact will be made by the collection officer. In the event a borrower becomes 45 days delinquent, a ten day demand letter will be sent to the borrower requiring the loan to be brought current within ten days. After the expiration of the ten day period, the Company may proceed with legal action. The Company's policy with respect to loans which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income. The Company will deliver a default notice and begin foreclosure and liquidation proceedings when it determines that pursuit of these remedies is the most appropriate course of action. The Company continually monitors loans for possible exposures to loss. In its analysis, the Company reviews various factors, including the value of the collateral securing the loan and the borrower's payment history. Based upon this analysis, a loan loss reserve will be established as considered necessary.

SBA SECTION 504 PROGRAM

         The Company participates as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers an opportunity to enhance the collateral status of loans. The SBA 504 Program provides assistance to small business enterprises in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies (CDCs) for the purpose of acquiring land, buildings, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender such as the Company, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small business enterprise being assisted. The Company generally requires at least 15% of the equity in a project to be contributed by the principals of the borrower. The first mortgage is not guaranteed by the SBA. Although the total size of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $2.5 million. A business eligible for financing pursuant to the SBA 504 Program must (i) be a for-profit corporation, partnership or proprietorship, (ii) not exceed $6 million in net worth, and
(iii) not exceed $2 million in average net income (after Federal income taxes) for each of the previous two years. Financing pursuant to the SBA 504 Program cannot be used for working capital or inventory, consolidating or repaying debt or financing a plant not located in the U.S. or its possessions. As of December 31, 1998, the Company had approximately $2.0 million in principal outstanding which is anticipated to be paid off by permanent subordinated financing provided by the SBA 504 Program.

BORROWER ADVANCES

         The Company finances some projects during the construction phase. At December 31, 1998, the Company was in the process of monitoring construction projects with approximately $8.6 million in total commitments, of which $3.4 million had been funded. As part of the monitoring process to verify that the borrower's equity investment is utilized for its intended purpose, the Company holds a portion of the borrower's equity investment. These funds are itemized by category (e.g., interest, inventory, construction contingencies, etc.) and are released by the Company only upon presentation of appropriate documentation relating to the construction project. To the extent possible, these funds are utilized before any related loan proceeds are disbursed. At December 31, 1998, approximately $788,000 of the borrower advances were to be disbursed on behalf of borrowers and are included as a liability on the accompanying consolidated balance sheet.

TAX STATUS

         The Company has elected to be taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to Federal income tax (including any applicable alternative minimum tax) to the extent it distributes at least 95% of its REIT taxable income to shareholders. The Company may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. REITs are subject to a number of organizational and operational requirements under the Code.

INVESTMENT MANAGER

         The loans of the Company are managed by PMC Advisers pursuant to the Investment Management Agreement (the "IMA") and property acquisitions, including the Acquired Amerihost Properties, are supervised pursuant to a separate agreement entered into in June 1998 (the "Lease Supervision Agreement" and together with the IMA the "IMAs").

         The Investment Manager, PMC Capital and the Company have entered into a loan origination agreement (the "Loan Origination Agreement") designed to avoid conflicts of interest regarding the loan origination function. The Loan Origination Agreement generally requires that loans which meet the Company's underwriting criteria be funded by the Company, provided that funds are available. Generally, the Company originates loans to borrowers who exceed one or more of the limitations applicable to the SBA Section 7(a) Program and SBIC loan programs utilized by PMC Capital's subsidiaries. The Company will not originate loans in principal amounts less than $1.1 million which qualify for SBA Section 7(a) Program or SBIC loan programs unless PMC Capital is unable to originate such loans because of insufficient available funds. Accordingly, loans will not be made by PMC Capital other than: (i) loans in an original principal amount not exceeding $1.1 million which qualify for the Small Business Association ("SBA") Section 7(a) or small business investment company ("SBIC") loan programs utilized by its subsidiaries and (ii) bridge loans to be refinanced by PMC Capital through the SBA Section 7(a) loan program (the "SBA 7(a) Program") upon approval of the SBA loan application.

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

         The Company, PMC Capital and PMC Advisers are managed by the same executive officers. Three of the seven trust managers of the Company are directors of PMC Capital. PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. The Company was organized to provide loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, the Company and PMC Capital generally pursue different prospective borrowers. In order to further mitigate the potential for conflicts of interest, the Company, PMC Capital and PMC Advisers have entered into the Loan Origination Agreement. Pursuant to the Loan Origination Agreement, loans which meet the Company's underwriting criteria are to be first presented to the Company for funding by PMC Advisers. If the Company does not have available funds, origination opportunities presented to the Company may be originated by PMC Capital or it subsidiaries. Many of the Company's existing and potential borrowers have other projects that are currently financed by PMC Capital. The fee of PMC Advisers is primarily based on the value of the Company's assets. In order to mitigate the risk to the Company from increasing its loan base through leveraged transactions, the IMAs between the Company and PMC Advisers provide PMC Advisers with a reduced fee for any loan acquired through additional borrowings. Additionally the potential conflict for the management of PMC Advisers between the Company and PMC Capital is mitigated through the Loan Origination Agreement described above.

         Pursuant to the amended IMA, the quarterly servicing and advisory fee (the "Base Fee") is equal to (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital is not increased by the proceeds received from any public offering of Common Shares by the Company (other than pursuant to the Company's dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In addition, such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by the Company pursuant to the public offering or private placement of Common Shares, and (ii) 50% of any issuance or placement fees incurred by the Company pursuant to the issuance of the Company's debt securities or preferred shares of beneficial interest. Specific definitions of the terms and calculation of averages noted herein are pursuant to the IMA.

         Pursuant to the IMAs, including amendments, the Company incurred an aggregate of approximately $2.6 million, $1.6 million and $1.6 million in management fees for the years ended December 31, 1998, 1997 and 1996, respectively. Approximately $218,000 of fees incurred during the year ended December 31, 1998 related to the Lease Supervision Agreement. Of the total management fees paid or payable to the Investment Manager as of December 31, 1998, 1997 and 1996, $198,000, $172,500 and $318,500, respectively, have been offset against commitment fees as direct costs of originating loans. In 1998, $165,000 was capitalized as part of the structured financing completed in June 1998, and $466,000 of fees charged related to the purchase of the Acquired Amerihost Properties was capitalized as a cost of the properties. In 1996, $251,000 was offset against additional paid-in capital as a cost of completing the common stock offering in July 1996.

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

AMERICANS WITH DISABILITIES ACT

         The Americans with Disabilities Act of 1990 ("ADA") requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although the Company believes that the properties are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Pursuant to the master lease agreements relating to the properties costs and fines associated with the ADA are the responsibility of the tenant. If a default occurs, the Company's cash flow and the amounts available for distributions to shareholders may be adversely affected.

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

ITEM 2.  PROPERTIES

         The Company operates from the headquarters of the Investment Manager in Dallas, Texas, and through loan production offices in Georgia and Arizona.

         At December 31, 1998, the Company owns 26 limited service hospitality properties and such properties are unencumbered. These properties are leased pursuant to a sale/leaseback transaction (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments"). No lease revenue from any of the 26 properties is greater than 2% of the Company's annual revenues. Set forth below is a table describing the location, number of rooms and year built relating to each of these properties.


                                                                ROOMS IN           YEAR
                  CITY                    STATE                  HOTEL             BUILT
                  ----                    -----                 --------           -----
                  Anderson                California               61              1997
                  Yreka                   California               61              1997
                  Eagles Landing          Georgia                  60              1995
                  La Grange               Georgia                  59              1995
                  Smyrna                  Georgia                  60              1996
                  Rochelle                Illinois                 61              1997
                  Mt. Pleasant            Iowa                     63              1997
                  Storm Lake              Iowa                     61              1997
                  Coopersville            Michigan                 60              1996
                  Grand Rapids North      Michigan                 60              1995
                  Grand Rapids South      Michigan                 61              1997
                  Hudsonville             Michigan                 61              1997
                  Monroe                  Michigan                 63              1997
                  Port Huron              Michigan                 61              1997
                  Tupelo                  Mississippi              61              1997
                  Warrenton               Missouri                 63              1997
                  Ashland                 Ohio                     62              1996
                  Mansfield               Ohio                     60              1994
                  Wooster East            Ohio                     58              1994
                  Wooster North           Ohio                     60              1995
                  Grove City              Pennsylvania             61              1997
                  Shippensburg            Pennsylvania             60              1996
                  Jackson                 Tennessee                61              1998
                  McKinney                Texas                    61              1997
                  Kimberly                Wisconsin                63              1997
                  Mosinee                 Wisconsin                53              1993
                                                              -------
                                                                1,575
                                                              =======

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that its current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Common Shares have been traded on the American Stock Exchange (the "AMEX") under the symbol "PCC" since February 1995. On February 26, 1999, there were 839 holders of record of Common Shares and the last reported sales price of the Common Shares was $14.63. The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the dividends per share declared by the Company for each such period.




                                                                                Regular       Special
                                                                               Dividends     Dividends
                                                                                  Per           Per
                  Quarter Ended                        High         Low          Share         Share
                  -------------                        ----         ---        ---------     ---------
       March 31, 1996...............................  $17.88       $15.75        $0.370         --
       June 30, 1996................................  $17.38       $15.25        $0.380         --
       September 30, 1996...........................  $16.88       $14.63        $0.385         --
       December 31, 1996............................  $18.00       $15.88        $0.390      $0.02

       March 31, 1997...............................  $18.38       $17.00        $0.400         --
       June 30, 1997................................  $19.25       $16.63        $0.410         --
       September 30, 1997...........................  $20.63       $18.00        $0.420         --
       December 31, 1997............................  $20.75       $18.75        $0.430         --

       March 31, 1998...............................  $20.75       $19.50        $0.435         --
       June 30, 1998................................  $20.56       $17.88        $0.440         --
       September 30, 1998...........................  $18.88       $15.13        $0.450         --
       December 31, 1998............................  $17.94       $13.06        $0.455         --

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1998. The following data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent public accountants, whose report with respect thereto is included elsewhere in this Form 10-K.

                                                                   Years Ended December 31,
                                                  -----------------------------------------------------------
                                                    1998        1997         1996         1995          1994
                                                  -------      -------      -------      -------      -------
                                                          (in thousands, except per share information)
Revenues:
  Interest income-loans .....................     $13,496      $12,378      $ 8,528      $ 5,610      $ 2,289
  Lease income ..............................       3,314           --           --           --           --
  Interest and dividends - other
     investments ............................         321          643        1,235          325        1,222
  Other income ..............................       2,177          792          385          295          180
                                                  -------      -------      -------      -------      -------
Total revenues ..............................      19,308       13,813       10,148        6,230        3,691
                                                  -------      -------      -------      -------      -------
Expenses:
  Interest ..................................       4,289        1,726        1,805          222           37
  Advisory and servicing fees, net ..........       1,809        1,449          992          945          357
  Depreciation ..............................         976           --           --           --           --
  Other .....................................         863          249          174          167           97
                                                  -------      -------      -------      -------      -------
Total expenses ..............................       7,937        3,424        2,971        1,334          491
                                                  -------      -------      -------      -------      -------
Net income ..................................     $11,371      $10,389      $ 7,177      $ 4,896      $ 3,200
                                                  =======      =======      =======      =======      =======
Weighted average common shares
  outstanding ...............................       6,498        6,242        4,755        3,451        3,430
Basic and diluted earnings
  per common share ..........................     $  1.75      $  1.66      $  1.51      $  1.42      $  0.93
Dividends per common share ..................     $  1.78      $  1.65      $  1.55      $  1.38      $  1.02

Return on average assets (1) ................         6.9%         8.6%         7.6%         8.8%         6.5%
Return on average common
     beneficiaries' equity (2) ..............        12.2%        11.9%        11.3%        10.2%         6.9%

                                                                          December 31,
                                                 ------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                                 --------     --------     --------     --------     --------
                                                                        (in thousands)
Loans receivable, net ..................         $119,712     $109,132     $ 91,981     $ 59,129     $ 32,694
Real estate investments, net ...........         $ 61,774     $     --     $     --     $     --     $     --
Total assets ...........................         $196,690     $115,877     $121,749     $ 59,797     $ 51,785
Notes payable ..........................         $ 95,387     $ 18,721     $ 26,648     $  7,920     $     --

Beneficiaries' equity ..................         $ 93,437     $ 91,242     $ 85,829     $ 48,183     $ 47,440
Total liabilities and beneficiaries'
   equity ..............................         $196,690     $115,877     $121,749     $ 59,797     $ 51,785

--------------
  (1) Based on average annual value of all assets which is the book value of total assets of the Company or any Person wholly-owned (directly or indirectly) by the Company determined in accordance with GAAP on the first day of the year and on the last day of each quarter of such year, divided by five.
  (2) Based on the total beneficiaries' equity on the first day of the year and on the last day of each quarter of such year divided by five.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was incorporated in June 1993 and had no operations prior to completion of its initial public offering (the "IPO") on December 28, 1993. Prior to the Amerihost Transaction (as hereinafter defined), the Company was solely a commercial lender that originated loans to small business enterprises, primarily collateralized by first liens on the real estate of the related business. The Company's lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the years ended December 31, 1998, 1997 and 1996, the Company originated and funded $43.0 million, $43.1 million and $40.4 million of loans. A substantial portion of such loan originations were to corporations and individuals in the lodging industry. The Company anticipates the dollar amount of loans to be originated in 1999 will be equal to or slightly less than originations during each of the previous two years. On June 30, 1998, the Company completed the acquisition of 26 motel properties (the "Acquired Amerihost Properties") from Amerihost Properties, Inc. or its subsidiaries ("Amerihost") for $62.2 million in a sale/leaseback transaction (the "Amerihost Transaction"). The Company will continue to attempt to enhance shareholder value by increasing its loan portfolio and making strategic acquisitions of commercial properties.

         As of December 31, 1998, the Company's total loan portfolio outstanding was $121.6 million ($119.7 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.3%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans or commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, including all loan fees and prepayment fees earned, for the years ended December 31, 1998, 1997 and 1996 were approximately 13.1%, 12.4% and 12.1%, respectively. Generally, these loans are collateralized by first liens on real estate and are guaranteed by the principals of the businesses financed. Included in principal outstanding at December 31, 1998 are $2.0 million of interim financing which have been advanced pursuant to the SBA 504 Program. Interest rates charged on such advances are comparable to those which are customarily charged by the Company.

         As of December 31, 1998, the Company had no loans which were greater than 31 days delinquent. However, the Company has established a reserve in the amount of $100,000 against a loan that management has determined to be a potential "problem loan" since the borrower has lost his franchise affiliation. The aggregate principal balance outstanding of the "problem loan" at December 31, 1998 was approximately $1,026,000. The borrower was current on all loan payments as of December 31, 1998. In the event such loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

         The Company believes that favorable opportunities exist for the acquisition of properties at attractive returns, at prices at or below replacement cost. Accordingly, the Company intends to continue to acquire additional properties or portfolios of properties thereby deriving revenues from fixed leases and participating in increased revenue from those properties.

         The Company concentrates its real estate investment activities on properties, or portfolios of properties, which meet one or more of the following criteria:

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

         With respect to the acquisition of limited service hospitality properties, because the Company is independent of the lessees and operators of its lodging properties, the Company has flexibility with respect to acquiring and leasing additional hospitality properties. The Company intends to continue to pursue acquisitions of lodging properties as part of its efforts to attain its growth objectives. The Company believes it is possible to acquire lodging properties with existing or achievable cash flows to pay the lease obligations needed by the Company to satisfy its investment criteria.

RECENT DEVELOPMENTS

         AMERIHOST TRANSACTION. On May 21, 1998, the Company and Amerihost entered into an agreement pursuant to which the Company agreed to acquire and leaseback 30 motel properties. Pursuant to the sale/leaseback agreement, the Company leases the Acquired Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each, and with consumer price index ("CPI") increases up to a maximum of two percent per year beginning after the third year.

         On June 30, 1998, the Company completed the acquisition of the 26 Acquired Amerihost Properties for an aggregate purchase price of $62.2 million. The Acquired Amerihost Properties contain an aggregate of 1,575 rooms. The aggregate amount of the lease payments to be received by the Company for the Acquired Amerihost Properties is $6.22 million per year ("Base Rent"), plus 2% of gross revenues as defined in the master lease agreement, subject to CPI increases as described above. Amerihost guarantees the lease payment obligation of Amerihost Inns.

         Subsequent to year end, the Company acquired the remaining four properties for an aggregate purchase price of $10.8 million. The properties contain an aggregate of 259 rooms. The aggregate amount of the lease payments to be received by the Company for the four properties is $1.1 million per year, subject to CPI increases as described above. Accordingly, the aggregate Base Rent payment for the 30 Acquired Amerihost Properties will increase to $7.3 million per year (subject to the CPI increases as described above) plus 2% of the gross room revenues as defined in the master lease agreement. The Company has assumed debt related to the four properties that aggregates $6.8 million with a weighted average interest rate of 8.0%. This debt is amortized over a 20 year period and has maturities of between 15 and 20 years. The debt assumed has restrictive provisions which provide substantial penalties if paid prior to maturity.

Summarized financial information for Amerihost Properties, Inc. (derived from the Amerihost public filings) as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, is as follows:


                                                  December 31,
                                             ---------------------
                                               1998         1997
                                             --------     --------
                                                 (In thousands)
BALANCE SHEET DATA:
   Investment in hotel assets                $ 96,669     $ 75,635
   Cash and short-term investments              4,494        2,350
   Total assets                               115,281       92,668
   Total debt                                  96,965       71,075
   Shareholder's equity                        18,316       21,593


                                               Year Ended December 31,
                                        ------------------------------------
                                          1998          1997          1996
                                        --------      --------      --------
                                                      (In thousands)
INCOME STATEMENT DATA:
   Total revenue                        $ 68,618      $ 62,666      $ 68,342
   Operating income                        3,084         1,980         6,453
   Net income (loss)                      (2,796)         (996)        3,395

         Amerihost Properties, Inc. is a public entity that files periodic reports with the SEC. Additional information about Amerihost can be obtained from the SEC's website at http://www.sec.gov.

         The following tables show statistical data regarding the 26 Acquired Amerihost Properties. The four Amerihost properties which the Company acquired subsequent to December 31, 1998 are located in Plainfield, Indiana (60 rooms) and Marysville, Ohio (79 rooms), Macomb, Illinois (60 rooms) and Sycamore, Illinois (60 rooms).


                                        YEAR ENDED
                                        DECEMBER 31,
                                    -------------------
                                                           % INCREASE
                                    1998(1)     1997(1)     (DECREASE)
                                    -------     -------     ----------
               Occupancy               57.30%      53.70%      7%
               ADR (2)             $   52.97   $   52.78       --
               RevPAR (3)          $   30.35   $   28.33       7%

          (1) The tables show financial and statistical data of the properties for the years presented which includes periods prior to June 30, 1998 (the date the Company acquired the properties). Room revenue was $17,275,000 and $11,363,000 for the years ended December 31, 1998 and 1997, respectively. The increase in revenue for the year ended December 31, 1998, when compared to the year ended December 31, 1997, is due to construction of additional properties. Total available rooms increased from 401,146 during the year ended December 31, 1997 to 569,124 during the year ended December 31, 1998. All data has been provided by Amerihost.
          (2)  "ADR" is defined as the average daily room rate.
          (3) "RevPAR" is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

         SUPERTEL TRANSACTION. On June 3, 1998, the Company entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. ("Supertel") pursuant to which Supertel would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998, the Company announced that the Company's Board of Trust Managers and the Supertel Board of Directors agreed to terminate the merger agreement. During the year ended December 31, 1998, the Company expensed the merger related costs. Expenses include a one-time charge of approximately $569,000 (or approximately $.09 per share) relating to such transaction costs.

         SECURED FINANCING TRANSACTION. In June 1998, PMC Commercial Trust, Ltd. 1998-1, a Delaware limited partnership (the "1998 Partnership") completed a private placement (the "1998 Private Placement") of $66,100,000 of its Fixed Rate Loan Backed Notes, Series 1998-1 (the "1998 Notes"). The Company owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans contributed by the Company to the 1998 Partnership. At December 31, 1998, approximately $65.2 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1998 Partnership. In connection with this transaction, the 1998 Notes were given a rating of "Aaa" by Moody's Investors Service, Inc. The terms of the 1998 Notes provide that the partners of the 1998 Partnership are not liable for any payment on the 1998 Notes. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The Company, therefore, has no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to the Company in accordance with its interest in the 1998 Partnership. The Company utilized these proceeds to help fund the acquisition of the Acquired Amerihost Properties. The 1998 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at December 31, 1998 was $60.8 million.

LOAN PREPAYMENT CONSIDERATIONS

         The terms of the loans originated by the Company generally provide that voluntary prepayments of principal of the loans (each, a "Principal Prepayment") are permitted, subject to a yield maintenance Charge (a "Yield Maintenance Charge"). The Yield Maintenance Charge will generally be equal to the greater of either 95 days of interest at the stated interest rate applied to the amount of principal being prepaid, or a yield maintenance premium (the "Yield Maintenance Premium"). For the majority of the Company's loans, the Yield Maintenance Premium is calculated by multiplying the amount of principal being prepaid by the product of the number of years remaining to maturity of the loan and the Reinvestment Rate (as defined hereafter). For the majority of the loans, the "Reinvestment Rate" is the difference between the U.S. Treasury Rate nearest to the loan's original maturity at the time of origination of the loan and the 5-year U.S. Treasury Rate at the time of prepayment. Generally, as prevailing interest rates decline, the amount of the Yield Maintenance Premium increases. Some of the loans permit the prepayment of up to 10% of the original loan principal balance per year without penalty.

INTEREST RATE AND PREPAYMENT RISK

         The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to continue to borrow funds or issue preferred shares of beneficial interest ("Preferred Shares") on favorable terms, and there can be no assurance that such borrowings or issuances can in fact be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds or invests in properties which are purchased and leased back (typically long-term at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield, and the market price of the Company's Common Shares. As interest rates have declined, the Company has experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been reloaned at lower rates. A high volume of loan prepayments could have an adverse effect on the Company's business, financial condition and results of operations and on its ability to maintain dividend distributions. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of principal prepayments.

CERTAIN ACCOUNTING CONSIDERATIONS

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"), as modified by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". In accordance with SFAS No. 114, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. As of December 31, 1998, a $100,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1997

         The net income of the Company during the years ended December 31, 1998 and 1997, was $11.4 million and $10.4 million, or $1.75 and $1.66 per share, respectively. The primary source of revenues for the Company is interest income on loans. Interest income-loans is dependent on the interest rates for the Company's outstanding loans and the dollar volume of outstanding loans. Since the Company borrows funds to generate loan origination, the Company's net income is dependent upon the spread at which it borrows funds and the rate at which the company loans those funds. See "Business Interest Rate and Prepayment Risk." Over the past several years, that spread has decreased. Consequently, the Company has sought to increase its outstanding loan portfolio, its fees related to lending operations and its revenues from new REIT-related activities in order to increase net income. The annualized yield on loans, including all loan and prepayment fees earned, during the years ended December 31, 1998 and 1997 was approximately

13.1% and 12.4%, respectively. The yield increased during the year ended December 31, 1998 as a result of the recognition of increased prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments. The Company's earnings per share during the years ended December 31, 1998 and 1997 includes the effect of stock issuances under the Company's Dividend Reinvestment and Share Purchase Plan ("DRP"). Accordingly, the Company's weighted average shares outstanding increased by 4%, from 6,242,182 during the year ended December 31, 1997, to 6,497,924 during the year ended December 31, 1998.

         Interest income - loans increased by $1.1 million (9%), from $12.4 million during the year ended December 31, 1997, to $13.5 million during the year ended December 31, 1998. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees of approximately $706,000 and $674,000 for the years ended December 31, 1998 and 1997, respectively. These commitment fees are non-refundable fees which are collected as part of the origination of a loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding.

         This $1.1 million increase in interest income-loans was primarily attributable to an increase in the Company's outstanding loan portfolio during the year ended December 31, 1998 as a result of the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $13.9 million (13%), from $105.0 million during the year ended December 31, 1997, to $118.9 million during the year ended December 31, 1998.

         Lease income was $3.3 million during the year ended December 31, 1998. This amount is attributable to the lease payments received on the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sale/leaseback agreement.

         Interest and dividends - other investments decreased by $322,000 (50%), from $643,000 during the year ended December 31, 1997, to $321,000 during the year ended December 31, 1998. Interest and dividends - other investments is primarily generated by the investment of the Company's available funds in short-term investments pending the origination of loans with such funds and the interest earned on the Company's restricted investments. Interest and dividends -other investments will usually increase temporarily following completion of a financing by the Company. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, availability of lending opportunities and the Company's outstanding unfunded commitments. However, the proceeds from the 1998 Private Placement (completed in June 1998) were immediately used to purchase the Amerihost Properties, having little effect on the average short-term investment balance. The average short-term investments of the Company decreased by $7.4 million (61%), from $12.2 million during the year ended December 31, 1997, to $4.8 million during the year ended December 31, 1998. This decrease in average short-term investments is attributable to the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average yields on short-term investments during the years ended December 31, 1998 and 1997 were approximately 5.0% and 5.3%, respectively.

         Other income increased by $1.4 million (175%), from $792,000 during the year ended December 31, 1997, to $2,177,000 during the year ended December 31, 1998. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. This increase in other income was primarily attributable to an increase in income recognized from prepayment fees of $1,355,000, from $470,000 during the years ended December 31, 1997, to $1,825,000 during the year ended December 31, 1998. During the years ended December 31, 1998 and 1997, 25 and 18 loans in the amount of approximately $26.0 million and $18.3 million, respectively, paid in full. Prepayment fee income as a percentage of prepaid loans was greater during the year ended December 31, 1998 than during the year ended December 31, 1997 as a result of the yield maintenance provisions of the prepayment fees. Prepayment fees result in one-time increases in the Company's other income, but will result in a long-term reduction in income if the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of loans which were prepaid. Prepayments generally increase during times of declining interest rates. The Company experienced a 42% increase in the dollar amount of prepaid loans during 1998 as compared to 1997. While the Company anticipates loan prepayments in 1999 will be in amounts comparable to or slightly less than 1998, it is difficult to predict the amount of prepayments with any accuracy. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remain at historical lows, borrowers appear more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See "Overview - Loan Prepayment Considerations" and
" - Interest Rate and Prepayment Risk."

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager and depreciation related to the Acquired Amerihost Properties. The operating expenses borne by the Investment Manager include compensation to the Company's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of trust managers not affiliated with the Company ("Independent Trust Managers"), the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. In addition, the Company and PMC Advisers entered into a separate agreement relating to the supervision of the sale leaseback agreements between the Company and Amerihost. The Company is required to pay an annual fee ("the Lease Supervision Fee") of 0.70% of the initial cost of the Amerihost Properties ($62.2 million). At present, the annual fee is approximately $435,000. The IMA was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of loans and from 1.5% to 0.875% of loans in excess of beneficiaries' equity. Pursuant to the IMAs, the Company incurred an aggregate of approximately $2.6 million in management fees for the year ended December 31, 1998 including approximately $218,000 for the Lease Supervision Fee. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1998, $198,000 has been offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and $466,000 of fees charged related to the acquisition of the Amerihost Properties were capitalized as a cost of the properties. Investment management fees were approximately $1.6 million for the year ended December 31, 1997. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1997, $172,500 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (based on the loans receivable outstanding) from $1,622,000 during the year ended December 31, 1997 to $1,789,000 during the year ended December 31, 1998, or $167,000 (prior to offsetting direct costs related to the origination of loans), or 10%, is primarily due to increases in the Company's loans and increases in common equity capital, including additional paid-in capital. The average outstanding loans as defined by the IMA increased by $14.2 million (14%), from $104.1 million during the year ended December 31, 1997, to $118.3 million during the year ended December 31, 1998. The average common equity capital as defined in the IMA increased by $4.8 million (5%), from $88.8 million during the year ended December 31, 1997, to $93.6 million during the year ended December 31, 1998.

         Depreciation expense was $976,000 during the year ended December 31, 1998. This amount is attributable to depreciation of the Amerihost Properties, acquired by the Company on June 30, 1998, pursuant to the sales/leaseback agreement.

         Legal and accounting fees increased by $17,000 (31%), from $55,000 during the year ended December 31, 1997, to $72,000 during the year ended December 31, 1998.

         General and administrative expenses increased by $48,000 (36%), from $134,000 during the year ended December 31, 1997, to $182,000 during the year ended December 31, 1998.

         Write-off of transaction costs were $569,000 during the year ended December 31, 1998. This expense is attributable to a one-time charge of $569,000 for costs during the year ended December 31, 1998 related to the termination of the Supertel merger. See "Supertel Transaction" above. There were no such charges for the year ended December 31, 1997.

         Interest expense increased by $2.6 million (153%) from $1.7 million during the year ended December 31, 1997 to $4.3 million during the year ended December 31, 1998. The increase was primarily a result of the issuance of the 1998 Notes and borrowings pursuant to the Company's revolving credit facility.

         Interest expense during the year ended December 31, 1998 consisted primarily of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $802,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $2,105,000), the revolving credit facility (approximately $1,069,000), amortization of deferred borrowing costs (approximately $267,000) and interest incurred on borrower advances (approximately $46,000). During the year ended December 31, 1997, interest expense consisted of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $1,500,000), amortization of deferred borrowing costs (approximately $95,000) and interest incurred on borrower advances (approximately $83,000).

         As the Company is currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1996

         The net income of the Company during the years ended December 31, 1997 and 1996, was $10.4 million and $7.2 million, or $1.66 and $1.51 per share, respectively. Interest income-loans is dependent on the interest rates for the Company's outstanding loans and the dollar volume of outstanding loans. Since the Company borrows funds to generate loan origination, the Company's net income is dependent upon the spread at which it borrows funds and the rate at which the company loans those funds. See " - Interest Rate and Prepayment Risk." Over the past several years, that spread has decreased. Consequently, the Company has sought to increase its outstanding loan portfolio, its fees related to lending operations and its revenues from new REIT-related activities in order to increase net income. The Company's earnings per share during the years ended December 31, 1997 and 1996 includes the effect of the issuance of 2,335,000 of the Company's common shares of beneficial interest (the "Common Shares") issued pursuant to the Offering in July 1996 and pursuant to stock issuances under the Company's Dividend Reinvestment and Share Purchase Plan. Accordingly, the Company's weighted average shares outstanding increased by 31%, from 4,755,289 during the year ended December 31, 1996 to 6,242,182 during the year ended December 31, 1997.

         Interest income - loans increased by $3.9 million (46%), from $8.5 million during the year ended December 31, 1996, to $12.4 million during the year ended December 31, 1997. Interest income - loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees of approximately $674,000 and $283,000 for the years ended December 31, 1997 and 1996, respectively. These commitment fees are non-refundable fees, collected as part of the origination of a loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding.

         This $3.9 million increase in interest income-loans was primarily attributable to an increase in the Company's outstanding loan portfolio during the year ended December 31, 1997 as a result of the completion of the lending of all proceeds from the Private Placement and the Offering. The average monthly invested assets in loans to small businesses increased by $32.5 million (45%), from $72.5 million during the year ended December 31, 1996, to $105.0 million during the year ended December 31, 1997. The yield was increased during the year ended December 31, 1997 as a result of the recognition of prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments.

         Interest and dividends - other investments decreased by $592,000 (48%), from $1,235,000 during the year ended December 31, 1996, to $643,000 during the year ended December 31, 1997. Interest and dividends - other investments is primarily generated by the investment of the Company's available funds in short-term investments pending the origination of loans with such funds and will temporarily increase following completion of a financing by the Company. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, availability of lending opportunities and the Company's outstanding unfunded commitments. The proceeds from the Private Placement in March 1996 and from the Offering in July 1996 were initially invested in short-term investments and then used to make loans in accordance with the Company's underwriting criteria. The average monthly short-term investments of the Company decreased by $9.5 million (44%), from $21.7 million during the year ended December 31, 1996, to $12.2 million during the year ended December 31, 1997. The average yields on short-term investments during the years ended December 31, 1997 and 1996 were approximately 5.3% and 5.7%, respectively.

         Other income increased by $407,000 (106%), from $385,000 during the year ended December 31, 1996, to $792,000 during the year ended December 31, 1997. Other income consists of: (i) amortization of construction monitoring fees, (ii) prepayment fees, (iii) late and other loan fees and (iv) miscellaneous collections. The components of other income are primarily attributable to lending activities. As a result, other income will generally increase as the Company's lending activities increase. This increase in other income was primarily attributable to an increase in income recognized from prepayment fees of $383,000, from $87,000 during the year ended December 31, 1996 to $470,000 during the year ended December 31, 1997. During the year ended December 31, 1997, approximately $18.3 million representing 18 loans were prepaid in full. Prepayment fees result in on-time increases in the Company's other income, but will result in a long-term reduction in income to the extent the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than that of the loans prepaid. The Company experienced a 732% increase in the dollar amount of prepaid loans during 1997 as compared to 1996. The ability of a borrower to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remain at historical lows, borrowers appear more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See "Loan - Prepayment Considerations" and " - Interest Rate and Prepayment Risk." Additionally, income recognized from the monitoring of construction projects in process increased by $59,000, from $140,000 during the year ended December 31, 1996, to $199,000 during the year ended December 31, 1997. This increase was offset by a decrease in income recognized from assumption, modification and extension fees of $65,000, from $119,000 during the year ended December 31, 1996, to $54,000 during the year ended December 31, 1997.

         Expenses, other than interest expense, consist primarily of the servicing and advisory fees paid to the Investment Manager. The operating expenses borne by the Investment Manager include compensation to PMC Commercial's officers (other than stock options) and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses paid by the Company include direct transaction costs incident to the acquisition and disposition of investments, regular legal and auditing fees and expenses, the fees and expenses of PMC Commercial's Independent Trust Managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Investment Manager, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses. The IMA was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of loans and from 1.5% to 0.875% of loans in excess of beneficiaries' equity. Pursuant to the amended IMA, the Company incurred an aggregate of approximately $1.6 million in management fees for the year ended December 31, 1997. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1997, $172,500 has been offset against commitment fees as a direct cost of originating loans. Investment management fees were approximately $1.6 million for the year ended December 31, 1996, $251,000 of which were incurred as a cost of the Offering. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1996, $318,500 was offset against commitment fees as a direct cost of originating loans and the $251,000 described above was offset against additional paid-in capital. The average quarterly loans increased by $31.6 million (44%), from $72.5 million during the year ended December 31, 1996, to $104.1 million during the year ended December 31, 1997.

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

         Interest expense during the year ended December 31, 1997 consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $1.5 million), amortization of deferred borrowing costs (approximately $95,000) and interest incurred on borrower advances (approximately $83,000). During the year ended

December 31, 1996, interest expense consisted of interest incurred on the Notes issued pursuant to the Private Placement (approximately $1.6 million), amortization of deferred borrowing costs (approximately $75,000) and interest incurred on borrower advances (approximately $51,000). The decrease in interest expense from $1.8 million during the year ended December 31, 1996 to $1.7 million during the year ended December 31, 1997 was primarily attributable to the decrease in principal outstanding on the Notes issued pursuant to the private placement.

         As the Company is currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

         The Company generated $14.2 million and $7.0 million from operating activities during the years ended December 31, 1998 and 1997, respectively. The primary source of funds is the net income of the Company. The increase in source of funds of $7.2 million (103%) was primarily due to several factors including
(i) an increase in net income of $1.0 million, from $10.4 million during the year ended December 31, 1997 to $11.4 million during the year ended December 31, 1998, (ii) fluctuations in borrower advances which increased by $2.4 million, from a use of $3.0 million during the year ended December 31, 1997, to a use of $0.6 million during the year ended December 31, 1998, (iii) the change related to "due to affiliates" which increased by $1.2 million, from a use of $0.3 million during the year ended December 31, 1997, to a source of $0.9 million during the year ended December 31, 1998 and an increase in other liabilities, from less than $100,000 during the year ended December 31, 1997 to $1.6 million during the year ended December 31, 1998. The increase in other liabilities is due to deposits, held by the Company for Amerihost, pursuant to the sale/leaseback agreement (approximately $1.1 million) and prepaid lease income from Amerihost ($0.5 million).

         The Company had a net use of $81.1 million and $20.3 million from investing activities during the years ended December 31, 1998 and 1997, respectively. The increased use of funds of $60.8 million was due primarily to:
(i) the purchase of 26 motel properties from Amerihost for $62.2 million exclusive of capitalized costs of approximately $0.5 million, and (ii) an increase in the investment in restricted assets of $7.5 million during 1998 (primarily due to reserve requirements related to the 1998 Private Placement and reserve deposits held by the Company relating to the Acquired Amerihost Properties.) This increased use of funds was partially offset by an increase of $6.3 million in principal collected, from $25.8 million during the year ended December 31, 1997 to $32.1 million during the year ended December 31, 1998.

         The Company had a source of funds of $67.1 million compared to a use of funds of $12.6 million from financing activities during the years ended December 31, 1998 and 1997, respectively. During the year ended December 31, 1998, the increased source of funds is primarily due to the issuance of $66.1 million in loan backed fixed rate notes under the 1998 Partnership and an increase in net borrowings of $28.2 million under the Company's revolving credit facility. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $1.4 million from $9.7 million during the year ended December 31, 1997, to $11.1 million during the year ended December 31, 1998. This increase corresponds to the Company's increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans and to acquire commercial real estate. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

         At December 31, 1998, the Company had $0.2 million of cash and cash equivalents and approximately $16.9 million of total loan commitments and approvals outstanding to 17 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, the Company had approximately $5.3 million of loan commitments outstanding pertaining to seven partially funded construction loans and three loan approvals of approximately $5.4 million at December 31, 1998. The weighted average interest rate on loan commitments at December 31, 1998 was 9.5%. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if the Company does not have available capital to fund outstanding commitments, the Investment Manager will refer such commitments to affiliates of the Company for which the Company will receive no fees.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio and/or acquisition of properties, the Company intends to use: (i) its short-term credit facility as described below, (ii) placement of long-term borrowings, (iii) issuance of debt securities, and/or
(iv) offering of additional equity securities, including Preferred Shares. The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs. The ability of the Company to continue its historical growth, however, will depend on its ability to borrow funds and/or issue equity on acceptable terms. During March 1998, the Company temporarily suspended the optional cash purchase portion of the DRP since the use of leverage is currently more cost effective than the issuance of additional equity. Revisions are currently in process which amend the calculation of the purchase price of the shares issued related to open market purchases under the plan.

         The Company has a revolving credit facility (the "Revolver") providing funds to originate loans and to purchase commercial real estate. The Revolver, as amended in March 1999, provides the Company with credit availability up to the lesser of $45 million or an amount equal to the sum of (i) 50% of the value of the underlying loans collateralizing the borrowings plus (ii) 40% of the value of the Company's owned properties through June 30,1999. For calculation purposes, the portion of the credit availability relating to the Company's owned properties (see (ii) above) is limited to $20 million. At December 31, 1998, the Company had $28.5 million of outstanding borrowings under the Revolver and $11.5 million available thereunder, as amended. At December 31, 1998 the aggregate availability under the Revolver was $40 million. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. The Company is presently negotiating with the bank to increase the Revolver to $60 million. Additional funds may also become available to the Company from the proceeds of SBA 504 Program loan takeouts. Management anticipates these sources of funds, proceeds from either the mortgage of properties or an additional structured sale or securitization of loans and/or properties and proceeds from loan prepayments will be adequate to meet its existing obligations. It is anticipated that during 1999, the Company will attempt an additional structured sale or securitization of loans and/or properties or mortgage the Acquired Amerihost Properties for aggregate proceeds between $30 million to $60 million. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company will have to fully utilize its $40 million revolving credit facility, increase its revolving credit facility and/or may have to slow the rate of increasing the outstanding loan portfolio.

         In November 1998, the Company completed the 1998 Private Placement of approximately $66.1 million of the 1998 Notes, issued pursuant to a rated structured financing, which are collateralized by the 1998 Partnership's commercial loan portfolio. The 1998 Private Placement resulted in net proceeds to the Company of approximately $61.2 million, of which approximately $14.6 million were used to repay outstanding borrowings under the Revolver. Cash flow on these leveraged funds is materially dependent on the spread between the rate at which it borrowed these funds (6.37%) and the rate obtained on loan of these funds (presently the 1998 Partnership's outstanding portfolio has a weighted average coupon of approximately 10.6%).

         In general, if the returns on loans originated by the Company combined with lease payments on properties purchased with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See "Loan - - Prepayment Considerations" and " - - Interest Rate and Prepayment Risks."

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

YEAR 2000 COMPLIANCE UPDATE

         The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g., "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with these regulatory concerns.

         During 1998, the Company, through PMC Advisers, formed an internal review team to address, identify and resolve any Year 2000 issues that encompasses operating and administrative areas of the Company. In addition, executive management monitors the status of the Company's Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's servicing processes. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers.

         The assessment process relating to the Company's loan receivable servicing operations has commenced. In addition, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

         The Company, through PMC Advisers, intends to use internal resources to test the software for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by the second quarter of 1999. The total project cost (while not considered to be material) has not yet been determined. However, based on preliminary information, the majority of the project cost will be attributable to employee time necessary to test the present system and to meet future industry requirements and will accordingly be expensed. The Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with its Year 2000 issues. The Costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, completion by third parties (primarily the Company's bank) of their Year 2000 evaluations and their required modifications. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income
(loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper Definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. For a completed discussion of the Company's cash flows from operations, see "Cash Flow Analysis."

The Company's FFO for the years ended December 31, 1998 and 1997 was computed as follows:

                                                     YEARS ENDED
                                                      DECEMBER 31,
                                                  -------------------
                                                   1998         1997
                                                  -------     -------
                                                     (IN THOUSANDS)
               Net Income                         $11,371     $10,389
               Add depreciation                       976          --
                                                  -------     -------

               FFO                                $12,347     $10,389
                                                  =======     =======

               Weighted average shares              6,498       6,242
                                                  =======     =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in interest rates.

         The Company's balance sheet consists of two items subject to interest rate risk. The majority of the Company's investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. In addition, changes in market interest rates are not typically a significant factor in the determination of fair value of these loans. Significant reductions in interest rates, however, can prompt increased prepayments of the Company's loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Prepayment Risk." The Company's liabilities consist primarily of the Company's Fixed Rate Loan Backed Notes, Series 1996-1 and Fixed Rate Loan Backed Notes, Series 1998-1 (collectively, the "Notes") of approximately $66.9 million at December 31, 1998. The Company's Notes are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, the Company's Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate of 7.25%, annualized interest expense would increase by approximately $570,000 on the amount outstanding of $28.5 million at December 31, 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (1)   Financial Statements -

                  See index to Financial Statements set forth on page F-1 of this Form 10-K.

         (2)   Financial Statement Schedules -

                  Schedule I - Condensed Financial Information of PMC Commercial
                               Trust (Parent Company Only)

                  Schedule III - Real Estate and Accumulated Depreciation

         (3)   Exhibits

                  See Exhibit Index beginning on page E-1 of this Form 10-K.


(b)      Reports on Form 8-K:

               None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        PMC Commercial Trust
                                        By:   /s/ Lance B. Rosemore
                                            ----------------------------
                                        Lance B. Rosemore, President

Dated March 30, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                  NAME                                                 TITLE                             DATE
                  ----                                                 -----                             ----
            /s/ DR. ANDREW S. ROSEMORE                    Chairman of the Board of Trust            March 30, 1999
            --------------------------                      Managers, Chief Operating
              Dr. Andrew S. Rosemore                        Officer and Trust Manager


               /s/ LANCE B. ROSEMORE                      President, Chief Executive                March 30, 1999
            --------------------------                      Officer, Secretary and Trust
                 Lance B. Rosemore                          Manager (principal executive
                                                            officer)


                /s/ BARRY N. BERLIN                       Chief Financial Officer (principal        March 30, 1999
            --------------------------                      financial and accounting
                  Barry N. Berlin                           officer)


                  /s/ IRVING MUNN                         Trust Manager                             March 30, 1999
            --------------------------
                    Irving Munn

               /s/ ROY H. GREENBERG                       Trust Manager                             March 30, 1999
            --------------------------
                 Roy H. Greenberg

                 /s/ NATHAN COHEN                         Trust Manager                             March 30, 1999
            --------------------------
                   Nathan Cohen

                 /s/DR. IRA SILVER                        Trust Manager                             March 30, 1999
            --------------------------
                  Dr. Ira Silver

             /s/ DR. MARTHA GREENBERG                     Trust Manager                             March 30, 1999
            --------------------------
               Dr. Martha Greenberg

                              PMC COMMERCIAL TRUST
                                    FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                              PAGE
                                                                                              ----
         Report of Independent Accountants................................................     F-2

         Financial Statements:

              Consolidated Balance Sheets.................................................     F-3
              Consolidated Statements of Income...........................................     F-4
              Consolidated Statements of Beneficiaries' Equity............................     F-5
              Consolidated Statements of Cash Flows.......................................     F-6

         Notes to Consolidated Financial Statements.......................................     F-7

         Report of Independent Accountants on Financial Statement Schedules...............     F-19

         Schedule I - Condensed Financial Information of PMC
            Commercial Trust (Parent Company Only)........................................     F-20

         Schedule III - Real Estate and Accumulated Depreciation..........................     F-23


                        REPORT OF INDEPENDENT ACCOUNTANTS










To the Shareholders and Board of Trust Managers
PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, beneficiaries' equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             PRICEWATERHOUSECOOPERS LLP



Dallas, Texas
February 26, 1999

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                  December 31,
                                                          ---------------------------
                                                            1998              1997
                                                          ---------         ---------
                           ASSETS
INVESTMENTS:
  Loans receivable, net ..........................        $ 119,712         $ 109,132
  Real estate investments, net ...................           61,774                --
  Restricted investments .........................           13,290             5,766
  Cash equivalents ...............................              202                32
                                                          ---------         ---------

TOTAL INVESTMENTS ................................          194,978           114,930
                                                          ---------         ---------

OTHER ASSETS:
  Cash ...........................................               23                 4
  Interest receivable ............................              786               654
  Deferred borrowing costs, net ..................              637               280
  Other assets, net ..............................              266                 9
                                                          ---------         ---------

TOTAL OTHER ASSETS ...............................            1,712               947
                                                          ---------         ---------

TOTAL ASSETS .....................................        $ 196,690         $ 115,877
                                                          =========         =========

            LIABILITIES AND BENEFICIARIES' EQUITY
LIABILITIES:
  Notes payable ..................................        $  95,387         $  18,721
  Dividends payable ..............................            2,967             2,749
  Due to affiliates ..............................            1,232               344
  Borrower advances ..............................              788             1,431
  Unearned commitment fees .......................              558               948
  Interest payable ...............................              494               182
  Other liabilities ..............................            1,827               260
                                                          ---------         ---------

TOTAL LIABILITIES ................................          103,253            24,635
                                                          ---------         ---------

Commitments and contingencies

BENEFICIARIES' EQUITY:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value;
       6,520,037 and 6,392,518 shares issued and
       outstanding at December 31, 1998 and 1997,
       respectively ..............................               65                64
  Additional paid-in capital .....................           94,102            91,687
  Cumulative net income ..........................           37,048            25,677
  Cumulative dividends ...........................          (37,778)          (26,186)
                                                          ---------         ---------

Total beneficiaries' equity ......................           93,437            91,242
                                                          ---------         ---------

TOTAL LIABILITIES AND BENEFICIARIES' EQUITY ......        $ 196,690         $ 115,877
                                                          =========         =========

Net asset value per share ........................        $   14.33         $   14.27
                                                          =========         =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)



                                                                           Years Ended December 31,
                                                                    -------------------------------------
                                                                      1998          1997           1996
                                                                    -------        -------        -------
REVENUES:
  Interest income - loans ..................................        $13,496        $12,378        $ 8,528
  Lease income .............................................          3,314             --             --
  Interest and dividends - other investments ...............            321            643          1,235
  Other income .............................................          2,177            792            385
                                                                    -------        -------        -------

TOTAL REVENUES .............................................         19,308         13,813         10,148
                                                                    -------        -------        -------

EXPENSES:
  Interest .................................................          4,289          1,726          1,805
  Advisory and servicing fees to affiliate, net ............          1,809          1,449            992
  Depreciation .............................................            976             --             --
  Write-off of transaction costs ...........................            569             --             --
  General and administrative ...............................            182            134            117
  Legal and accounting fees ................................             72             55             57
  Provision for loan losses ................................             40             60             --
                                                                    -------        -------        -------

TOTAL EXPENSES .............................................          7,937          3,424          2,971
                                                                    -------        -------        -------

NET INCOME .................................................        $11,371        $10,389        $ 7,177
                                                                    =======        =======        =======

Weighted average shares outstanding ........................          6,498          6,242          4,755
                                                                    =======        =======        =======

Basic and diluted earnings per share .......................        $  1.75        $  1.66        $  1.51
                                                                    =======        =======        =======



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF BENEFICIARIES' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                (In thousands, except share and per share data)

                                            COMMON
                                           SHARES OF                   ADDITIONAL    CUMULATIVE                     TOTAL
                                           BENEFICIAL      PAR          PAID-IN         NET        CUMULATIVE    BENEFICIARIES'
                                            INTEREST      VALUE         CAPITAL        INCOME       DIVIDENDS       EQUITY
                                           ----------    ---------     ---------      ---------    ----------    --------------
Balances, January 1, 1996 ............     3,491,716     $      35     $  48,327      $   8,111     $  (8,290)     $  48,183

Shares sold through
     public offering, including
     overallotments ..................     2,275,000            23        33,568             --            --         33,591
Shares sold through
     directed offering ...............        60,000             1           885             --            --            886
Issuance costs .......................            --            --          (547)            --            --           (547)
Shares issued through exercise of
     stock options ...................        22,340            --           234             --            --            234
Shares issued through dividend
     reinvestment and cash
     purchase plan ...................       236,439             2         3,782             --            --          3,784
Dividends ($1.55 per share) ..........            --            --            --             --        (7,479)        (7,479)
Net income ...........................            --            --            --          7,177            --          7,177
                                           ---------     ---------     ---------      ---------     ---------      ---------

Balances, December 31, 1996 ..........     6,085,495            61        86,249         15,288       (15,769)        85,829

Issuance costs .......................            --            --           (16)            --            --            (16)
Shares issued through exercise of
     stock options ...................        17,460            --           237             --            --            237
Shares issued through dividend
     reinvestment and cash
     purchase plan ...................       289,563             3         5,217             --            --          5,220
Dividends ($1.65 per share) ..........            --            --            --             --       (10,417)       (10,417)
Net income ...........................            --            --            --         10,389            --         10,389
                                           ---------     ---------     ---------      ---------     ---------      ---------

Balances, December 31, 1997 ..........     6,392,518            64        91,687         25,677       (26,186)        91,242

Shares issued through exercise of
     stock options ...................        16,408            --           265             --            --            265
Shares issued through dividend
     reinvestment and cash
     purchase plan ...................       111,111             1         2,150             --            --          2,151
Dividends ($1.78 per share) ..........            --            --            --             --       (11,592)       (11,592)
Net income ...........................            --            --            --         11,371            --         11,371
                                           ---------     ---------     ---------      ---------     ---------      ---------

Balances, December 31, 1998 ..........     6,520,037     $      65     $  94,102      $  37,048     $ (37,778)     $  93,437
                                           =========     =========     =========      =========     =========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Years ended December 31,
                                                                 ------------------------------------
                                                                   1998          1997          1996
                                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................     $ 11,371      $ 10,389      $  7,177
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation .........................................          976            --            --
      Accretion of discount and fees .......................         (838)         (820)         (453)
      Amortization of organization and borrowing costs .....          267           103            83
      Provision for loan losses ............................           40            60            --
      Commitment fees collected, net .......................          590           569         1,270
      Construction monitoring fees collected, net ..........           78            (4)          244
      Changes in operating assets and liabilities:
          Accrued interest receivable ......................         (132)          (39)         (205)
          Other assets .....................................         (257)           18             7
          Interest payable .................................          312           (57)          183
          Borrower advances ................................         (643)       (2,971)        3,823
          Due to affiliates ................................          888          (281)         (220)
          Other liabilities ................................       (7,523)           27           152
                                                                 --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................      (81,115)        6,994        12,061
                                                                 --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .............................................      (42,968)      (43,129)      (40,430)
  Principal collected ......................................       32,126        25,843         7,181
  Purchase of real estate ..................................      (62,750)           --            --
  Investment in restricted investments, net ................       (7,523)       (3,007)       (2,759)
                                                                 --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES ......................      (81,115)      (20,293)      (36,008)
                                                                 --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares .................        2,132         5,038        38,286
   Proceeds from issuance of notes payable .................       66,100            --        29,500
   Payment of principal on notes payable ...................      (17,669)       (7,927)       (2,852)
   Net proceeds (payments) on Revolver .....................       28,235            --        (7,920)
   Payment of dividends ....................................      (11,089)       (9,744)       (6,294)
   Payment of borrowing costs ..............................         (624)           --          (450)
   Payment of issuance costs ...............................           --           (16)         (547)
                                                                 --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........       67,085       (12,649)       49,723
                                                                 --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......          189       (25,948)     $ 25,776

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............           36        25,984      $    208
                                                                 --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................     $    225      $     36      $ 25,984
                                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ....................................     $    284      $    419      $    210
                                                                 ========      ========      ========

   Dividends declared, not paid ............................     $  2,967       $  2,749     $  2,495
                                                                 ========      ========      ========

   Interest paid ...........................................     $  4,334      $  1,687      $  1,617
                                                                 ========      ========      ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS:
         PMC Commercial Trust ("PMC Commercial") was organized in 1993, as a Texas real estate investment trust. The shares of the Company are traded on the American Stock Exchange (Symbol "PCC"). The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"), as modified by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The Company's principal investment objective is to obtain current income from interest earned on the loan portfolio, other related fee income from its lending activities and rental income from property ownership. The Company's investments include the ownership of commercial properties. To date, these investments have been in the lodging industry. The Company's investment advisor is PMC Advisers, Ltd. ("PMC Advisers" or the "Investment Manager"), an indirect subsidiary of PMC Capital, Inc. ("PMC Capital"), a regulated investment company traded on the American Stock Exchange (symbol "PMC"). The Company intends to maintain its qualified status as a real estate investment trust ("REIT") for Federal income tax purposes.

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

         PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, and the 1998 Partnership. All intercompany transactions have been eliminated in consolidation.

         LOANS RECEIVABLE, NET:
         Loans receivable are carried at their outstanding principal balance less any discounts, deferred fees net of related costs, and loan loss reserves. A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and to the extent payment appears impaired, the estimated value of collateral. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves in proportion to the potential loss.

         Deferred fee revenue is included in the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan as an adjustment of yield.

         REAL ESTATE INVESTMENTS:
         Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets and estimated residual values. The buildings and improvements are being depreciated

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

utilizing a 35 year useful life. Furniture, fixtures and equipment ("FF&E")are being depreciated over a seven year useful life to its estimated residual value. Pursuant to the master lease agreement, the lessee is required to fund necessary expenditures for FF&E over the term of the lease. At the termination of the lease, the lessee is required to transfer the FF&E to the lessor in a satisfactory working condition (estimated residual value). Maintenance and repairs are the responsibility of the lessee and are charged to the lessee's operations as incurred; major replacements, renewals and improvements are capitalized.

         The Company periodically reviews the carrying value of each property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific property and determine if the investment in the property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the property based on the discounted cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its real estate investments. Additionally, Amerihost guarantees the lease payment obligation of Amerihost Inns.

         DEFERRED BORROWING COSTS:
         Costs incurred by the Company in connection with the issuance of notes payable are being amortized over the life of the related obligation using the effective interest method.

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

         LEASE INCOME:
         The fixed lease payments are reported as income in accordance with the terms of the lease agreements. In addition, the Company receives 2% of the monthly room revenue of the Acquired Amerihost Properties. Such revenue is reported as income as it becomes receivable from the Lessee.

         CONSOLIDATED STATEMENT OF CASH FLOWS:
         The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of the consolidated statement of cash flows.

         CONCENTRATION OF CASH:
           At various times during the year the Company maintains cash, cash equivalents and restricted investments in accounts in excess of federally insured limits with various financial institutions. The Company regularly monitors the financial institutions and does not believe a significant credit risk is associated with the deposits in excess of federally insured amounts.

         RECLASSIFICATION:
         Certain prior period amounts have been reclassified to conform to current year presentation.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         The principal amount of loans originated by the Company generally have not exceeded 70% of the lesser of appraised value or cost of the real estate collateral unless credit enhancements such as additional collateral or third party guarantees were obtained. Loans originated or purchased by the Company typically provide interest payments at fixed rates, although the Company may also originate and purchase variable rate loans. Loans generally have maturities ranging from five to 20 years. Most loans provide for scheduled amortization and often have a balloon payment requirement. In most cases, borrowers are entitled to prepay all or part of the principal amount subject to a prepayment penalty depending on the terms of the loan.

         During the years ended December 31, 1998, 1997 and 1996, the Company closed loans to 27, 33 and 32 corporations, partnerships or individuals for approximately $43.0 million, $43.1 million and $40.4 million and collected commitment fees of approximately $0.9 million, $0.8 million, and $1.6 million, respectively.

         In connection with the origination of a loan, the Company charges a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less the direct costs associated with the origination, is deferred and is included as a reduction of the carrying value of loans receivable. These net fees are being recognized as income over the life of the related loan as an adjustment of yield. The Company had approximately $1.8 million and $1.5 million in deferred commitment fees at December 31, 1998 and 1997, respectively.

         At December 31, 1998 and 1997, approximately 25% and 27%, respectively, of the Company's loan portfolio consisted of loans to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 1998 and 1997. The Company's loan portfolio was approximately 97% and 96% concentrated in the lodging industry at December 31, 1998 and 1997, respectively. There can be no assurance that the Company will continue to experience the positive results it has historically achieved from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, a decline in economic conditions in Texas may adversely affect the Company. At December 31, 1998 and 1997 the Company had established a loan loss reserve of $100,000 and $60,000, respectively.

NOTE 3.   CASH EQUIVALENTS:

         At December 31, 1998 and 1997, cash equivalents in the form of money market funds were $202,000 and $32,000, respectively.

NOTE 4.   RESTRICTED INVESTMENTS:

         Restricted investments maintained pursuant to the structured financings completed in March 1996 and June 1998 (see Note 13) include collection accounts which remits balances to the noteholders and reserve account balances held as collateral on behalf of the noteholders. The collection and reserve accounts (which consisted of cash and liquid money market funds) were approximately $7.6 million and $4.4 million, respectively, at December 31, 1998. At December 31, 1997, the collection and reserve accounts (which consisted of cash and liquid money market funds) were approximately $3.7 million and $1.9 million, respectively.

         Restricted investments maintained pursuant to the sale/leaseback agreement with Amerihost completed in June 1998 includes an escrow account and a capital expenditures account of approximately $1.2 million at December 31, 1998. The

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   RESTRICTED INVESTMENTS: (CONTINUED)

escrow account includes a deposit of two months' base rent made by Amerihost. The capital expenditures account includes a deposit made by Amerihost for future capital expenditures required to maintain the real estate investments. Amerihost deposits an amount equal to 2% of the monthly room revenues, which is recorded as revenue by the Company, into the capital expenditures' account. As capital expenditures are made by Amerihost and approved by the Company, the Company reimburses Amerihost for the approved capital expenditures from the capital expenditures account. There were no such amounts maintained at December 31, 1997.

         Additionally, the Company maintains funds ($101,000 at December 31, 1998 and 1997) pursuant to a marketing agreement (the "Agreement") which requires funds equal to the greater of 2% of all loan commitments made under the Agreement or $100,000 to be held by the Company (the "Reserve Account") for the purpose of collateralizing the payment and performance of such loans and pay losses, if any, suffered by the Company on such loans. To the extent that the Reserve Account balance exceeds the amount required, such excess amount will be reimbursed by the Company on a quarterly basis.

NOTE 5.   REAL ESTATE INVESTMENTS:

         On May 21, 1998, the Company and Amerihost entered into an agreement pursuant to which the Company agreed to acquire and leaseback 30 motel properties. Pursuant to the sale/leaseback agreement, the Company leases the acquired Amerihost properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each, and with consumer price index ("CPI") increases up to a maximum of two percent per year beginning after the third year.

         On June 30, 1998, the Company completed the acquisition of 26 of the Amerihost properties (the "Acquired Amerihost Properties") for an aggregate purchase price of $62.2 million. The Acquired Amerihost Properties contain an aggregate of 1,575 rooms. The aggregate amount of the lease payments to be received by the Company for the Acquired Amerihost Properties is $6.22 million per year ("Base Rent"), plus 2% of gross revenues as defined in the master lease agreement, subject to CPI increases as described above. Amerihost guarantees the lease payment obligation of Amerihost Inns.

         Subsequent to year end, the Company acquired the remaining four properties for an aggregate purchase price of $10.8 million. The properties contain an aggregate of 259 rooms. The aggregate amount of the lease payments to be received by the Company for the four properties is $1.1 million per year, subject to CPI increases as described above. Accordingly, the aggregate Base Rent payment for the 30 acquired Amerihost properties will increase to $7.3 million per year subject to the CPI increases as described above, plus 2% of the gross room revenues as defined in the master lease agreement. The Company has assumed debt related to the four properties that aggregates $6.8 million with a weighted average interest rate of 8.0%. This debt is amortized over a 20 year period and has maturities of between 15 and 20 years. The debt assumed has restrictive provisions which provide substantial penalties if paid prior to maturity.

         Real estate investments consist of the Company's investment in the acquired Amerihost properties, as follows:

                                                        DECEMBER 31, 1998
                                                        -----------------
                                                         (IN THOUSANDS)
               Land                                         $  6,900
               Building and improvements                      51,126
               Furniture, fixtures and equipment               4,724
                                                            --------
                                                              62,750
               Accumulated depreciation                         (976)
                                                            --------
                                                            $ 61,774
                                                            ========

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   DUE TO AFFILIATES:

         The loans of the Company are managed by PMC Advisers pursuant to the Investment Management Agreement (the "IMA") and property acquisitions, including the Acquired Amerihost Properties, are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the "Lease Supervision Agreement" and together with the IMA the "IMAs").

         Pursuant to the IMAs, fees between 0.875% and 1.67%, annually, are charged to the Company based upon the average principal outstanding of the Company's loans. In addition, during 1996, the initial IMA was amended to include compensation to the Investment Manager for its assistance in the issuance of the Company's debt and equity securities. During 1998, a second IMA was entered into which provides a fee to be paid to the Investment Manager for providing services relating to the Amerihost leases and charged a fee relating to the acquisition of the Amerihost Properties. Fees for the three years in the period ended December 31, 1998 were as follows:


                                                     Years Ended December 31,
                                                   ----------------------------
                                                    1998       1997       1996
                                                   ------     ------     ------
                                                          (In thousands)
         Total Fees incurred                       $2,640     $1,622     $1,561
         Less:    Capitalized as cost
                     of originating loans             198        173        319
                  Cost of equity capital               --         --        250
                  Cost of structured financing        167         --         --
                  Cost of property acquisition        466         --         --
                                                   ------     ------     ------

         Investment management fee expense         $1,809     $1,449     $  992
                                                   ======     ======     ======

NOTE 7.   BORROWER ADVANCES AND CONSTRUCTION LENDING:

         The Company finances projects during the construction phase. At December 31, 1998 and 1997, the Company was in the process of funding approximately $8.7 million and $24.2 million in construction projects, respectively, of which $5.3 million and $8.6 million, respectively, remained unfunded at the respective year end. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company receives funds from the borrowers and releases funds upon presentation of appropriate supporting documentation. At December 31, 1998 and 1997, the Company had approximately $0.8 million and $1.4 million, respectively, in funds held on behalf of borrowers, which is included as a liability in the accompanying consolidated balance sheets.

NOTE 8.   NET INCOME PER SHARE:

         The weighted average number of common shares of beneficial interest outstanding were 6,497,924; 6,242,182, and 4,755,289 for the periods ended December 31, 1998, 1997 and 1996, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 5,512; 9,943, and 8,488 for the effect of stock options during the years ended December 31, 1998, 1997 and 1996, respectively (see Note 11).

NOTE 9.   BENEFICIARIES' EQUITY:

         On July 2, 1996, the Company completed the sale of two million of its Common Shares in a public offering and 60,000 Common Shares directly to certain officers and trust managers of the Company. The net proceeds to the Company from these issuances were $30.4 million. In July 1996, the Company sold an additional 275,000 Common Shares pursuant

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   BENEFICIARIES' EQUITY: (CONTINUED)

to the exercise of the over-allotment option by the underwriters of the offering, for additional net proceeds of approximately $4.1 million (collectively with the previous issuances, the "Offering"). The proceeds of the Offering were used to originate additional loans in accordance with the Company's underwriting criteria. In connection with the Offering, the Company incurred approximately $547,000 in costs which were offset against additional paid-in capital.

         As part of the requirements of qualifying for REIT status under the Code, the Company must distribute to its shareholders at least 95% of its income for Federal income tax purposes ("Taxable Income") within established time requirements of the Code. If these requirements are not met, the Company will be subject to Federal income taxes and/or excise taxes. As a result of a timing difference for the recognition of income with respect to fees collected at the inception of originating loans, the Company's Taxable Income exceeds net income in accordance with generally accepted accounting principles. In order to prevent incurring any tax liability, the Company has declared or distributed the required amount of taxable income as dividends to its shareholders. For Federal income tax purposes, these dividends do not represent a return of capital.

NOTE 10.  DIVIDEND REINVESTMENT AND CASH PURCHASE PLAN:

         The Company has implemented a dividend reinvestment and cash purchase plan (the "Plan"). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the shares is 100% of the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. During the years ended December 31, 1998, 1997 and 1996, 111,111; 289,563, and 236,439 shares, respectively, were issued pursuant to the plan.

NOTE 11.  SHARE OPTION PLANS:

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

         The Company has two stock-based compensation plans in the form of the 1993 Employee Share Option Plan (the "Employee Plan") and the Trust Manager Share Option Plan (the "Trust Manager Plan"), referred to collectively as the "Stock Option Plans." Pursuant to the Stock Option Plans, the Company is authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of 391,202 shares at December 31, 1998) as incentive stock options (intended to qualify under Section 422 of the Internal Revenue code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options. In 1998, 1997, and 1996 the Company granted both qualified and nonqualified stock options under the Stock Option Plans.

         Only the trust managers who are not employees of PMC Capital or the Investment Manager (the "Non-employee Trust Managers") are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted each year thereafter on the anniversary of the date the trust manager took office so long as such trust manager is re-elected to serve as a trust manager. In 1997, the plan was amended so that the non-employee Trust Managers receive options to purchase 1,000 shares on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  SHARE OPTION PLANS: (CONTINUED)

earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or (ii) within five years after date of grant. The number of shares exercisable under the Trust Managers Plan at December 31, 1998 and 1997 were 23,000 and 19,000, respectively.

         The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. All stock options granted in 1998, 1997 and 1996 have an exercise price equal to the fair market value of the underlying stock as of the date of grant and a contractual term of five years. Of the total options outstanding, 10,500 options granted in December 1998 fully vest in January 2000 and 12,000 options granted in December 1997 fully vest in January 1999. The remainder fully vest on the first anniversary date of grant. The Company granted 54,850; 57,250, and 40,350 options during the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, 223,420 share options had been granted since the inception of the plan. In accordance with APB No. 25, the Company has not recognized compensation expense for the stock options granted in 1998, 1997 and 1996.

         A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the years ended on those dates is presented below:

                                               1998                         1997                           1996
                                      ----------------------     ------------------------        -----------------------
                                      NUMBER OF     WEIGHTED      NUMBER OF      WEIGHTED        NUMBER OF      WEIGHTED
                                        SHARES      AVERAGE        SHARES        AVERAGE           SHARES       AVERAGE
                                      UNDERLYING    EXERCISE     UNDERLYING      EXERCISE        UNDERLYING     EXERCISE
                                       OPTIONS       PRICES        OPTIONS        PRICES          OPTIONS        PRICES
                                      ----------    --------     ----------      --------        ----------     --------
Outstanding January 1 ................  109,921    $   17.81       78,529      $   15.83            72,315      $   13.43
Granted ..............................   54,850    $   18.00       57,250      $   19.41            40,350      $   16.79
Exercised ............................  (16,940)   $   16.20      (23,358)     $   15.19           (27,846)     $   11.88
Forfeited and expired ................   (4,450)   $   19.32       (2,500)     $   16.68            (6,290)     $   11.88
                                        -------                   -------                           ------

Outstanding December 31 ..............  143,381    $   18.02      109,921      $   17.81            78,529      $   15.83
                                        =======                   =======                           ======
Exercisable at December 31 ...........   78,531    $   17.83       40,821      $   15.84            21,239      $   14.08
                                        =======                   =======                           ======
Weighted-average fair value of
   options granted during the year ...  $  0.62                   $  1.09                           $ 1.00
                                        =======                   =======                           ======

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996: dividend yield of 9%; expected volatility of 13.27% for 1998, 15.78% for 1997 and 16.26% for 1996, respectively; risk-free interest rates of 4.52%, 5.78%, and 5.93%, respectively; and the expected lives of options are assumed to be 3 years, 3 years, and 3.35 years, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        ----------------------------------------------------     ------------------------------------
                           NUMBER           WEIGHTED                               NUMBER
   RANGE OF             OUTSTANDING        REMAINING        WEIGHTED AVERAGE     EXERCISABLE         WEIGHTED AVERAGE
EXERCISE PRICES         AT 12/31/98      CONTRACT LIFE       EXERCISE PRICE      AT 12/31/98          EXERCISE PRICE
---------------         ------------     -------------      ----------------     -----------         ----------------
$11.75 to $15.00            6,031            0.82                $13.12              4,331               $13.61
$15.75 to $19.88          137,350            4.04                $18.25             74,200               $18.08
----------------          -------                                                   ------
$11.75 to $19.88          143,381            3.90                $18.02             78,531               $17.83
                          =======                                                   ======

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  SHARE OPTION PLANS: (CONTINUED)

         The pro forma effects on net income and earnings per share for 1998, 1997 and 1996 from compensation expense computed pursuant to SFAS No. 123 is as follows (in thousands, except per share date):

                                      DECEMBER 31, 1998                DECEMBER 31, 1997                DECEMBER 31, 1996
                                  --------------------------       --------------------------       -------------------------
                                  AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA       AS REPORTED     PRO FORMA
                                  -----------      ---------       -----------      ---------       -----------     ---------
SFAS No. 123 Charge               $       --        $    56        $       --        $    43        $      --        $    20
APB No. 25 Charge                 $       --        $    --        $       --        $    --        $      --        $    --
Net Income                        $   11,371        $11,315        $   10,389        $10,346        $   7,177        $ 7,157
Basic and Diluted Earnings
      Per Share                   $     1.75        $  1.74        $     1.66        $  1.66        $    1.51        $  1.51

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 12.  COMMITMENTS AND CONTINGENCIES:

         Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company had approximately $11.6 million of loan commitments outstanding to 14 corporations, partnership or individuals predominantly in the lodging industry at December 31, 1998. The weighted average contractual interest rate on these loan commitments at December 31, 1998 was 9.5%. In addition, the Company had approximately $5.3 million of loan commitments outstanding on 7 partially funded construction loans at December 31, 1998. The above commitments are made in the ordinary course of business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, should the Company not have funds available for commitments, such commitments will be referred to affiliated entities. In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

NOTE 13.  NOTES PAYABLE:

         The Company has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate up to the lesser of $40 million or an amount equal to the sum of (i) 50% of the value of the underlying property collateralizing the borrowings plus (ii) 40% of the value of the Company's owned properties through June 30, 1999. For calculation purposes, the portion of the credit availability relating to the Company's owned properties (see (ii) above) is limited to $20 million. At December 31, 1998, the Company had $28.5 million in debt outstanding under the credit facility and $11.5 million. At December 31, 1997, the Company had $300,000 outstanding under the credit facility with availability of an additional $19.7 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. At December 31, 1998, the weighted average interest rate on short-term borrowings under the revolving credit facility was approximately 7.0%. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of senior debt to net worth (as defined in the credit facility) will not exceed 2.0 times. At December 31, 1998 the Company was in compliance with all covenants of this facility.

         In March 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership ("the 1996 Partnership"), completed a private placement (the "1996 Private Placement") of its $29,500,000 of Fixed Rate Loan Backed

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  NOTES PAYABLE: (CONTINUED)

Notes, Series 1996-1 (the "1996 Notes"). The Company owns, directly or indirectly, all of the interests of the 1996 Partnership. The 1996 Notes, issued at par, have a stated maturity in 2016, bear interest at the rate of 6.72% per annum, and were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the 1996 Partnership. At December 31, 1998, approximately $15.2 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1996 Partnership. In connection with the 1996 Private Placement, the 1996 Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. Accordingly, if the 1996 Partnership fails to pay the 1996 Notes, the sole recourse of the holders of the 1996 Notes is against the assets of the 1996 Partnership. The Company, therefore, has no obligation to pay the 1996 Notes nor do the holders of the 1996 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1996 Notes (approximately $27.1 million after giving effect to costs of $450,000 and a $1.9 million initial reserve deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the 1996 Partnership. The Company used approximately $10.3 million of such proceeds to pay down outstanding borrowings under its credit facility and the remainder to originate loans in accordance with its underwriting criteria. At December 31, 1998, the Company had utilized all proceeds from the 1996 Private Placement. The 1996 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1996 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1996 Notes. The aggregate principal amount of the 1996 Notes outstanding at December 31, 1998 was $6.0 million.

         In June 1998, PMC Commercial Trust, Ltd. 1998-1, a Delaware limited partnership (the "1998 Partnership") completed a private placement (the "1998 Private Placement") of its $66,100,000 of Fixed Rate Loan Backed Notes, Series 1998-1 (the "1998 Notes"). The Company owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans contributed by the Company to the 1998 Partnership. At December 31, 1998, approximately $65.2 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1998 Partnership. In connection with this transaction, the 1998 Notes were given a rating of "Aaa" by Moody's Investors Service, Inc. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The Company, therefore, has no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to the Company in accordance with its interest in the 1998 Partnership. The Company utilized these proceeds to help fund the acquisition of the Acquired Amerihost Properties. The 1998 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at December 31, 1998 was $60.8 million. All principal collected on the underlying loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

         The Company receives distributions from the 1996 Partnership and 1998 Partnership. Pursuant to the Company's Declaration of Trust, distributions of the net assets of the Company's wholly-owned subsidiaries are limited. As of December 31, 1998, the dividends available for distribution from the 1996 Partnership and the 1998 Partnership were approximately $119,000 and $431,000, respectively, which were distributed to the Company in January 1999.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The estimates of fair value as required by SFAS No. 107 differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgement is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange or the amount that ultimately will be realized by the Company upon maturity or disposition.

         The estimated fair values of the Company's financial instruments are as follows:




                                                                      December 31,
                                                --------------------------------------------------------
                                                         1998                             1997
                                                ------------------------        ------------------------
                                                               Estimated                       Estimated
                                                Carrying         Fair           Carrying          Fair
                                                 Amount          Value           Amount           Value
                                                --------        --------        --------        --------
                                                                     (in thousands)
         ASSETS:
               Loans receivable, net            $119,712        $122,948        $109,132        $111,548
               Cash and cash equivalents             225             225              36
               Restricted investments             13,290          13,290           5,766           5,766
         LIABILITIES:
               Notes payable                      95,387          94,061          18,721          18,856



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

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  QUARTERLY FINANCIAL DATA: (UNAUDITED)

         The following represents selected quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.



                                      1998
--------------------------------------------------------------------------------
                    (In thousands, except earnings per share)

                                                                Earnings Per
                                    Revenues      Net Income        Share
                                    --------      ----------    ------------
         First Quarter ......        $ 3,504        $ 2,655        $0.41
         Second Quarter .....          3,672          2,707         0.42
         Third Quarter ......          5,952          3,215         0.49
         Fourth Quarter .....          6,180          2,794         0.43
                                     -------        -------        -----
                                     $19,308        $11,371        $1.75
                                     =======        =======        =====



                                      1997
--------------------------------------------------------------------------------
                    (In thousands, except earnings per share)

                                                                  Earnings Per
                                    Revenues      Net Income          Share
                                    --------      ----------      ------------
         First Quarter ......        $ 3,165        $ 2,324        $0.38
         Second Quarter .....          3,733          2,820         0.45
         Third Quarter ......          3,425          2,608         0.42
         Fourth Quarter .....          3,491          2,637         0.41
                                     -------        -------        -----
                                     $13,813        $10,389        $1.66
                                     =======        =======        =====



NOTE 16.  BUSINESS SEGMENTS:

         Operating results and other financial data are presented for the principal business segments of the Company for the year ended December 31, 1998. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which primarily originates loans to small business enterprises, primarily in the lodging industry, (ii) the Property Division which owns commercial properties in the lodging industry and (iii) certain unallocated transaction costs. For the years ended December 31, 1997 and 1996 the Company operated a single

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  BUSINESS SEGMENTS: (CONTINUED)

business segment, and, accordingly, no separate segment disclosures are necessary. The Company's business segment data for the year ended December 31, 1998 is as follows:




                                                                                  YEAR ENDED DECEMBER 31, 1998
                                                                 ----------------------------------------------------------
                                                                                 LENDING         PROPERTY       UNALLOCATED
                                                                  TOTAL          DIVISION        DIVISION        COSTS (1)
                                                                 --------        --------        --------        ----------
                                                                                         (IN THOUSANDS)
Revenue:

   Interest income-loans and other ......................        $ 15,994        $ 15,994        $     --        $     --
   Lease income .........................................           3,314              --           3,314              --
                                                                 --------        --------        --------        --------
      Total .............................................          19,308          15,994           3,314              --
                                                                 --------        --------        --------        --------
Expenses:
   Interest (2) .........................................           4,289           3,222           1,067              --
   Depreciation .........................................             976              --             976              --
   Advisory and servicing fees ..........................           1,809           1,591             218              --
   Other ................................................             863             294              --             569
                                                                 --------        --------        --------        --------
      Total .............................................           7,937           5,107           2,261             569
                                                                 --------        --------        --------        --------
Net income (loss) .......................................        $ 11,371        $ 10,887        $  1,053        $   (569)
                                                                 ========        ========        ========        ========

 Total assets ...........................................        $196,690        $133,688        $ 63,002        $     --
                                                                 ========        ========        ========        ========

--------------------

(1) The unallocated costs include the one-time charge of $569,000 relating to certain merger costs (see Note 17 below.)
(2) The Company allocates interest expense based on the relative total assets of each division.


NOTE 17.  CANCELLATION OF PROPOSED MERGER:

         On June 3, 1998, the Company entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. ("Supertel") pursuant to which Supertel would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998, the Company announced that the Company's Board of Trust Managers and the Supertel Board of Directors agreed to terminate the merger agreement between the two companies. During the year ended December 31, 1998, the Company expensed all merger related costs. Included in expenses is the one-time charge of $569,000 (or $.09 per share) relating to such merger costs.

                      Report of Independent Accountants on
                         Financial Statement Schedules



To the Board of Trust Managers
PMC Commercial Trust:

Our audits of the consolidated financial statements referenced in our report dated February 26, 1999, appearing on page F-2 of the 1998 Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                      PricewaterhouseCoopers LLP


Dallas, Texas
February 26, 1999

                                   SCHEDULE I
 CONDENSED FINANCIAL INFORMATION OF PMC COMMERCIAL TRUST (PARENT COMPANY ONLY)



                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1998
                                 (In thousands)



                          ASSETS
Investments:
  Loans receivable, net ..................................     $ 43,000
  Cash and cash equivalents ..............................          225
  Restricted investments .................................        1,329
  Investment in subsidiaries .............................       20,382
  Due from subsidiaries ..................................        1,527
  Real property investments, net .........................       61,774
  Other assets, net ......................................        1,246
                                                               --------
Total assets .............................................     $129,483
                                                               ========

             LIABILITIES AND BENEFICIARIES' EQUITY
Liabilities:
  Notes payable ..........................................     $ 28,535
  Due to affiliates ......................................        1,232
  Other liabilities ......................................        6,279
                                                               --------

Total liabilities ........................................       36,046
                                                               --------

Total beneficiaries' equity ..............................       93,437
                                                               --------

Total liabilities and beneficiaries' equity ..............     $129,483
                                                               ========




                         CONDENSED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)


Revenues:
  Interest income - loans ................................     $ 7,324
  Lease income ...........................................       3,314
  Equity in income of subsidiaries .......................       4,722
  Other income ...........................................       1,042
                                                               -------
Total revenues ...........................................      16,402
                                                               -------

Expenses:
  Interest ...............................................       1,383
  Advisory and servicing fees to affiliate, net ..........       1,809
  Depreciation ...........................................         976
  General and administrative and other ...................         863
                                                               -------
Total expenses ...........................................       5,031
                                                               -------

Net income ...............................................     $11,371
                                                               =======

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                      THESE CONDENSED FINANCIAL STATEMENTS.

                       CONDENSED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................     $ 11,371
  Adjustments to reconcile net income to net cash
    provided by operating activities:
          Depreciation .....................................          976
          Equity in income of subsidiaries, net ............       (4,722)
          Changes in operating assets and liabilities:
             Other assets ..................................         (469)
             Due to affiliates .............................        1,423
             Other liabilities .............................          590
                                                                 --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................        9,169
                                                                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries ...............................       (9,761)
  Loans contributed to subsidiaries ........................       40,758
  Purchase of real property ................................      (62,750)
  Investment in restricted investments, net ................       (1,227)
                                                                 --------
NET CASH USED IN INVESTING ACTIVITIES ......................      (32,980)
                                                                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares .................        2,132
   Payment of dividends to parent ..........................        4,722
   Proceeds from revolving credit facility, net ............       28,235
   Payment of dividends ....................................      (11,089)
                                                                 --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................       24,000
                                                                 --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................          189

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............           36
                                                                 --------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................     $    225
                                                                 ========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ....................................     $    284
                                                                 ========

   Dividends declared, not paid ............................     $  2,967
                                                                 ========

   Interest paid ...........................................     $  1,324
                                                                 ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THESE CONDENSED FINANCIAL STATEMENTS.

 CONDENSED FINANCIAL INFORMATION OF PMC COMMERCIAL TRUST (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 (In thousands)


NOTE 1.  CONDENSED FINANCIAL INFORMATION:

         The condensed financial information as to financial position, cash flow, and results of operations of PMC Commercial Trust (Parent Company Only, the "Parent") is presented above. This financial information includes the Parent's investment in its subsidiaries as a single financial statement line. The subsidiaries include the Parent's investment in PMC Commercial Corp., PMC Commercial Limited Partnership, PMC Commercial Trust, Ltd. 1998-1 and PMCT Corp. 1998-1, accounted for on the equity method.

NOTE 2.  ELIMINATION OF BALANCES AND TRANSACTIONS WITH SUBSIDIARIES:

         As of December 31, 1998 the following adjustments to the consolidated balance sheet were made to present the Parent Company Only balance sheet of PMC Commercial Trust:

                                                           Increase(Decrease)
                                                           ------------------
                  ASSETS:
                           Loans receivable, net...........   $ (76,712)
                           Restricted investments..........   $ (11,961)
                           Investments in subsidiaries.....   $  20,382
                           Due from subsidiaries...........   $   1,527
                           Other assets, net...............   $    (443)
                  LIABILITIES:
                           Notes payable...................   $ (66,852)
                           Other liabilities...............   $    (355)



         For the year ended December 31, 1998 the following adjustments to the consolidated statement of income were made to present the Parent Company Only statement of income of PMC Commercial Trust:

                                                                  Increase(Decrease)
                                                                  ------------------
                           Interest income - loans...............     $ (6,172)
                           Equity in earnings of subsidiaries ...     $  4,722
                           Other income..........................     $ (1,456)
                           Interest expense......................     $ (2,906)

NOTE 3.  Distributions of Subsidiaries:

         Pursuant to the Company's Declaration of Trust, distributions of the net assets of the Company's wholly-owned subsidiaries are limited. During the year ended December 31, 1998, the amount of dividends paid was approximately $4.7 million.

                                  SCHEDULE III
                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                    COST CAPITALIZED
                                                                     SUBSEQUENT TO
                                 INITIAL COST                         ACQUISITION
                         =-----------------------------     ----------------------------------
                                 Building     Furniture                Building      Furniture
                                   and          and                       and          and
Description of Property  Land  Improvements   Fixtures      Land      Improvements   Fixtures
-----------------------  ----  ------------   --------      ----      ------------   --------

AMERIHOST HOTELS:
Anderson, CA            $  366    $ 1,872     $  183        $  --        $  --        $  --
Ashland, OH                215      2,626        185           --           --           --
Coopersville ,MI           242      1,999        180           --           --           --
Eagles Landing, GA         325      1,815        180           --           --           --
Grand Rapids-N, MI         221      2,323        180           --           --           --
Grand Rapids-S, MI         368      2,173        183           --           --           --
Grove City, PA             263      2,480        183           --           --           --
Hudsonville, MI            326      2,215        183           --           --           --
Jackson, TN                403      1,936        183           --           --           --
Kimberly, WI               241      1,991        189           --           --           --
LaGrange, GA               263      1,679        177           --           --           --
Mansfield, OH              293      1,646        180           --           --           --
McKinney, TX               273      2,066        183           --           --           --
Monroe, MI                 273      2,060        189           --           --           --
Mosinee, WI                140      1,416        159           --           --           --
Mt. Pleasant, IA           179      1,851        189           --           --           --
Port Huron, MI             263      2,076        183           --           --           --
Rochelle, IL               221      2,017        183           --           --           --
Shippensburg, PA           252      1,888        180           --           --           --
Smyrna, GA                 290      1,749        180           --           --           --
Storm Lake, IA             220      1,716        183           --           --           --
Tupelo, MS                 236      1,901        183           --           --           --
Warrenton, MO              291      2,143        189           --           --           --
Wooster - E, OH            171      1,673        174           --           --           --
Wooster - N, OH            263      1,575        180           --           --           --
Yreka, CA                  302      2,240        183           --           --           --
                        ------    -------     ------        -----        -----        -----

                        $6,900    $51,126     $4,724        $  --        $  --        $  --
                        ======    =======     ======        =====        =====        =====


                                  SCHEDULE III
                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                               GROSS AMOUNTS AT
                                               WHICH CARRIED AT
                                               CLOSE OF PERIOD
                                   -----------------------------------------
                                             Building    Furniture
                                               and          and
Description of Property            Land    Improvements   Fixtures    Total
-----------------------            ----    ------------   --------    -----
AMERIHOST HOTELS:
Anderson, CA                     $   366    $   1,872    $     183  $  2,421
Ashland, OH                          215        2,626          185     3,026
Coopersville, MI                     242        1,999          180     2,421
Eagles Landing, GA                   325        1,815          180     2,320
Grand Rapids-N, MI                   221        2,323          180     2,724
Grand Rapids-S, MI                   368        2,173          183     2,724
Grove City, PA                       263        2,480          183     2,926
Hudsonville, MI                      326        2,215          183     2,724
Jackson, TN                          403        1,936          183     2,522
Kimberly, WI                         241        1,991          189     2,421
LaGrange, GA                         263        1,679          177     2,119
Mansfield, OH                        293        1,646          180     2,119
McKinney, TX                         273        2,066          183     2,522
Monroe, MI                           273        2,060          189     2,522
Mosinee, WI                          140        1,416          159     1,715
Mt. Pleasant, IA                     179        1,851          189     2,219
Port Huron, MI                       263        2,076          183     2,522
Rochelle, IL                         221        2,017          183     2,421
Shippensburg, PA                     252        1,888          180     2,320
Smyrna, GA                           290        1,749          180     2,219
Storm Lake, IA                       220        1,716          183     2,119
Tupelo, MS                           236        1,901          183     2,320
Warrenton, MO                        291        2,143          189     2,623
Wooster - E, OH                      171        1,673          174     2,018
Wooster - N, OH                      263        1,575          180     2,018
Yreka, CA                            302        2,240          183     2,725
                                 -------    ---------    ---------  --------

                                 $ 6,900    $  51,126    $   4,724  $ 62,750
                                 =======    =========    =========  ========

                                  SCHEDULE III
                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)


                               Accumulated          Net
                              Depreciation -     Book Value -                                  Life upon
                              Building and       Building and                                    Which
                              Improvements;      Improvements                                 Depreciation
                              Furniture and     Furniture and     Date of        Date of      in Statement
  Description of Property        Fixtures          Fixtures    Construction    Acquisition    Is Computed
  -----------------------     -------------     -------------  ------------    -----------    -----------
Anderson, CA                    $      35         $  2,386        01/19/97        06/30/98      7 - 35 years
Ashland, OH                            47            2,979        08/09/96        06/30/98      7 - 35 years
Coopersville, MI                       38            2,383        01/09/96        06/30/98      7 - 35 years
Eagles Landing, GA                     35            2,285        08/08/95        06/30/98      7 - 35 years
Grand Rapids-N, MI                     42            2,682        07/05/95        06/30/98      7 - 35 years
Grand Rapids-S, MI                     41            2,683        06/11/97        06/30/98      7 - 35 years
Grove City, PA                         45            2,881        04/24/97        06/30/98      7 - 35 years
Hudsonville, MI                        42            2,682        11/24/97        06/30/98      7 - 35 years
Jackson, TN                            38            2,484        04/01/98        06/30/98      7 - 35 years
Kimberly, WI                           38            2,383        06/30/97        06/30/98      7 - 35 years
LaGrange, GA                           33            2,086        03/01/95        06/30/98      7 - 35 years
Mansfield, OH                          33            2,086        11/19/94        06/30/98      7 - 35 years
McKinney, TX                           39            2,483        01/06/97        06/30/98      7 - 35 years
Monroe, MI                             39            2,483        09/19/97        06/30/98      7 - 35 years
Mosinee, WI                            28            1,687        04/30/93        06/30/98      7 - 35 years
Mt. Pleasant, IA                       36            2,183        07/02/97        06/30/98      7 - 35 years
Port Huron, MI                         40            2,482        07/01/97        06/30/98      7 - 35 years
Rochelle, IL                           39            2,382        03/07/97        06/30/98      7 - 35 years
Shippensburg, PA                       36            2,284        08/09/96        06/30/98      7 - 35 years
Smyrna, GA                             34            2,185        01/08/96        06/30/98      7 - 35 years
Storm Lake, IA                         35            2,084        03/13/97        06/30/98      7 - 35 years
Tupelo, MS                             37            2,283        07/25/97        06/30/98      7 - 35 years
Warrenton, MO                          41            2,582        11/07/97        06/30/98      7 - 35 years
Wooster - E, OH                        33            1,985        01/18/94        06/30/98      7 - 35 years
Wooster - N, OH                        31            1,987        10/21/95        06/30/98      7 - 35 years
Yreka, CA                              41            2,684        08/04/97        06/30/98      7 - 35 years
                                ---------         --------
                                $     976         $ 61,774
                                =========         ========


         GROSS AMOUNT CARRIED:                                                         ACCUMULATED DEPRECIATION:
         ---------------------                                                         -------------------------
                                                         TOTALS
                                                         ------

Balance at January 1, 1998 ...........................  $      -           Balance at January 1, 1998 ...................... $    -
                                                        --------
   Additions during period:
       Acquisitions through foreclosure ..  $      -                         Depreciation expense during the period ........    976
                                            --------
       Other Acquisitions ................    62,750
                                            --------
       Improvements, etc .................         -                       Deductions during period:
                                            --------
       Other (describe) ..................         -    $ 62,750             Assets sold or written-off during the period ..     -
                                            --------    --------                                                             ------

                                                                           Balance at December 31, 1998 .................... $  976
                                                                                                                             ======

Deductions during period:
       Cost of real estate sold ..........  $      -
                                            --------
       Other (describe) ..................         -    $      -
                                            --------    --------


Balance at December 31, 1998 .........................  $ 62,750
                                                        ========

                                  EXHIBIT INDEX


                   EXHIBIT
                   NUMBER                             DESCRIPTION
                   -------                            -----------
                    2.1                 Agreement of Purchase and Sale, dated as
                                        of May 21, 1998, by and among Registrant
                                        and the various corporations identified
                                        on Exhibit A thereto (which includes as
                                        Exhibit D thereto, the form of the
                                        Master Agreement relating to the leasing
                                        of the properties), including Amerihost
                                        Properties, Inc. and Amerihost Inns,
                                        Inc. (previously filed with the
                                        Commission as Exhibit 2.2 to the
                                        Registrant's Form 8-K dated June 5, 1998
                                        and incorporated herein by reference).
                    2.2                 Agreement and Plan of Merger, dated as
                                        of June 3, 1998, by and between PMC
                                        Commercial Trust and Supertel
                                        Hospitality, Inc. (filed as Exhibit 2.1
                                        to PMC Commercial Trust's Form 8-K,
                                        filed June 5, 1998 (the "Form 8-K") and
                                        incorporated herein by reference).
                   *3.1                 Declaration of Trust
                   *3.1(a)              Amendment No. 1 to Declaration of Trust
                  **3.1(b)              Amendment No. 2 to Declaration of Trust
                   *3.2                 Bylaws
                   *4.                  Instruments defining the rights of
                                        security holders. The instruments filed
                                        in response to items 3.1 and 3.2 are
                                        incorporated in this item by reference.
                 ***10.1                Investment Management Agreement between
                                        the Company and PMC Advisers, Inc.
                   *10.2                1993 Employee Share Option Plan
                   *10.3                1993 Trust Manager Share Option Plan
                   *10.5                Loan Origination Agreement
                ****10.6                Revolving Credit Facility
                ****10.7                Third Amendment to Loan Agreement and
                                        Amendment to Loan Documents and Renewal
                                        and Extension of Loan Dated as of March
                                        15, 1998.
               *****10.8                Fourth Amendment to Loan Agreement and
                                        Amendment to Loan Documents and Renewal
                                        and Extension of Loan Dated as of June
                                        30, 1998.
               *****10.9                Fifth Amendment to Loan Agreement and
                                        Amendment to Loan Documents and Renewal
                                        and Extension of Loan Dated as of
                                        November 30, 1998.
                    10.10               Master Lease Agreement, dated as of June
                                        3, 1998, by and between PMC Commercial
                                        Trust and Norfolk Hospitality Management
                                        Co. (filed as Exhibit 10.1 to the Form
                                        8-K and incorporated herein by
                                        reference).
               *****21                  Subsidiaries of the Registrant
               *****27                  Financial Data Schedule

----------------

* Previously filed as an exhibit to the Company's Registration Statement of Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
** Previously filed with the commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
*** Previously filed with the commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
**** Previously filed with the commission as an exhibit to the Company's quarterly report on Form 10-K for the quarter ended March 31, 1998.
*****    Filed herewith.