Form 10-K405/A
period 1998-12-31
PMC COMMERCIAL TRUST /TX
filed 1999-04-02
CIK 908311

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on February 26, 1999 as reported on the American Stock Exchange, was approximately $ 92 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                                EXPLANATORY NOTE


This Amendment No.1 to Form 10-K is being filed by PMC Commercial Trust (the "Company") to correct an EDGAR computer conversion inputting error which inadvertently modified certain cash flow numbers on the Company's Consolidated Statements of Cash Flows as originally filed with the Form 10-K. The items in the "Cash flows from operating activities", more specifically the "Change in other liabilities" and the "Net cash flows provided by operating activities" should be as set forth on the revised Consolidated Statements of Cash Flows filed herewith.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Years ended December 31,
                                                                 ------------------------------------
                                                                   1998          1997          1996
                                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................     $ 11,371      $ 10,389      $  7,177
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation .........................................          976            --            --
      Accretion of discount and fees .......................         (838)         (820)         (453)
      Amortization of organization and borrowing costs .....          267           103            83
      Provision for loan losses ............................           40            60            --
      Commitment fees collected, net .......................          590           569         1,270
      Construction monitoring fees collected, net ..........           78            (4)          244
      Changes in operating assets and liabilities:
          Accrued interest receivable ......................         (132)          (39)         (205)
          Other assets .....................................         (257)           18             7
          Interest payable .................................          312           (57)          183
          Borrower advances ................................         (643)       (2,971)        3,823
          Due to affiliates ................................          888          (281)         (220)
          Other liabilities ................................        1,567            27           152
                                                                 --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       14,219         6,994        12,061
                                                                 --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .............................................      (42,968)      (43,129)      (40,430)
  Principal collected ......................................       32,126        25,843         7,181
  Purchase of real estate ..................................      (62,750)           --            --
  Investment in restricted investments, net ................       (7,523)       (3,007)       (2,759)
                                                                 --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES ......................      (81,115)      (20,293)      (36,008)
                                                                 --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares .................        2,132         5,038        38,286
   Proceeds from issuance of notes payable .................       66,100            --        29,500
   Payment of principal on notes payable ...................      (17,669)       (7,927)       (2,852)
   Net proceeds (payments) on Revolver .....................       28,235            --        (7,920)
   Payment of dividends ....................................      (11,089)       (9,744)       (6,294)
   Payment of borrowing costs ..............................         (624)           --          (450)
   Payment of issuance costs ...............................           --           (16)         (547)
                                                                 --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........       67,085       (12,649)       49,723
                                                                 --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......          189       (25,948)     $ 25,776

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............           36        25,984      $    208
                                                                 --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................     $    225      $     36      $ 25,984
                                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ....................................     $    284      $    419      $    210
                                                                 ========      ========      ========

   Dividends declared, not paid ............................     $  2,967       $  2,749     $  2,495
                                                                 ========      ========      ========

   Interest paid ...........................................     $  4,334      $  1,687      $  1,617
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

Dated:   April 2, 1999                 PMC COMMERCIAL TRUST


                                       By:    /s/ Barry N. Berlin
                                             -----------------------------------
                                             Barry N. Berlin
                                             Chief Financial Officer