Form 10-Q
period 1999-03-31
PMC COMMERCIAL TRUST /TX
filed 1999-05-17
CIK 908311

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to __________________

                         Commission File Number 1-13610
                                                -------

                              PMC COMMERCIAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                         75-6446078
----------------------------------          ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


18111 Preston Road, Suite 600, Dallas, TX 75252          (972) 349-3200
-----------------------------------------------  -------------------------------
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

                                  YES [X]  NO [ ]

As of May 3, 1999, Registrant had outstanding 6,526,853 Common Shares of Beneficial Interest, par value $.01 per share.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES



                                      INDEX

PART I.  Financial Information                                                    PAGE NO.
                                                                                  --------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                     March 31, 1999 (Unaudited) and December 31, 1998               2

                  Consolidated Statements of Income (Unaudited) -
                     Three Months Ended March 31, 1999 and 1998                     3

                  Consolidated Statements of Cash Flows (Unaudited) -
                     Three Months Ended March 31, 1999 and 1998                     4

                  Notes to Consolidated Financial Statements (Unaudited)            5

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                 11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk      20

PART II. Other Information


         Item 6.  Exhibits and Reports on Form 8-K                                 21

                                     PART I

                              Financial Information



                                     ITEM 1.

                              Financial Statements

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             MARCH 31,         DECEMBER 31,
                                                                               1999               1998
                                                                           -------------      -------------
                                                                           (Unaudited)
                            ASSETS
INVESTMENTS:
  Loans receivable, net ..............................................     $     121,278      $     119,712
  Real estate investments, net .......................................            72,288             61,774
  Restricted investments .............................................            11,145             13,290
  Cash equivalents ...................................................               137                202
                                                                           -------------      -------------

TOTAL INVESTMENTS ....................................................           204,848            194,978
                                                                           -------------      -------------

Other assets:
  Cash ...............................................................               114                 23
  Interest receivable ................................................               669                786
  Deferred borrowing costs, net ......................................               548                637
  Other assets, net ..................................................               241                266
                                                                           -------------      -------------


TOTAL OTHER ASSETS ...................................................             1,572              1,712
                                                                           -------------      -------------

TOTAL ASSETS .........................................................     $     206,420      $     196,690
                                                                           =============      =============

             LIABILITIES AND BENEFICIARIES' EQUITY
LIABILITIES:
  Loan-backed, fixed-rate notes payable ..............................     $      60,142      $      66,852
  Revolving credit facility and other notes payable ..................            46,060             28,535
  Dividends payable ..................................................             3,001              2,967
  Due to affiliates ..................................................               629              1,232
  Borrower advances ..................................................               470                788
  Unearned commitment fees ...........................................               574                558
  Interest payable ...................................................               380                494
  Other liabilities ..................................................             2,084              1,827
                                                                           -------------      -------------

TOTAL LIABILITIES ....................................................           113,340            103,253
                                                                           -------------      -------------

Commitments and contingencies

BENEFICIARIES' EQUITY:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 6,523,311
       and 6,520,037 shares issued and outstanding at March 31, 1999
       and December 31, 1998, respectively ...........................                65                 65
  Additional paid-in capital .........................................            94,155             94,102
  Cumulative net income ..............................................            39,639             37,048
  Cumulative dividends ...............................................           (40,779)           (37,778)
                                                                           -------------      -------------

Total beneficiaries' equity ..........................................            93,080             93,437
                                                                           -------------      -------------

TOTAL LIABILITIES AND BENEFICIARIES' EQUITY ..........................     $     206,420      $     196,690
                                                                           =============      =============

Net asset value per share ............................................     $       14.27      $       14.33
                                                                           =============      =============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1999           1998
                                                       ----------     ----------
                                                              (Unaudited)
REVENUES:
  Interest income - loans ........................     $    3,265     $    3,083
  Lease income ...................................          1,685           --
  Interest and dividends - other investments .....             77             65
  Other income ...................................            262            356
                                                       ----------     ----------

TOTAL REVENUES ...................................          5,289          3,504
                                                       ----------     ----------

EXPENSES:
  Interest .......................................          1,593            405
  Advisory and servicing fees to affiliate, net ..            532            381
  Depreciation ...................................            488           --
  General and administrative .....................             38             32
  Legal and accounting fees ......................             47             21
  Provision for loan losses ......................           --               10
                                                       ----------     ----------

TOTAL EXPENSES ...................................          2,698            849
                                                       ----------     ----------

NET INCOME .......................................     $    2,591     $    2,655
                                                       ==========     ==========

Basic weighted average shares outstanding ........          6,523          6,454
                                                       ==========     ==========

Diluted weighted average shares outstanding ......          6,524          6,462
                                                       ==========     ==========

Basic and diluted earnings per share .............     $     0.40     $     0.41
                                                       ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1999            1998
                                                                       -----------      -----------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................     $    2,591      $    2,655
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ................................................            488            --
      Accretion of discount and fees ..............................           (127)           (138)
      Amortization of organization and borrowing costs ............             89              76
      Provision for loan losses ...................................           --                10
      Commitment fees collected, net ..............................             57             203
      Construction monitoring fees collected, net .................             11              15
      Changes in operating assets and liabilities:
          Accrued interest receivable .............................            117             (28)
          Other assets ............................................             25             (36)
          Interest payable ........................................           (114)            (28)
          Borrower advances .......................................           (318)             80
          Due to affiliates .......................................           (603)            430
          Other liabilities .......................................            257              26
                                                                        ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................          2,473           3,265
                                                                        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ....................................................         (7,061)         (9,437)
  Principal collected .............................................          5,570           5,145
  Purchase of real estate .........................................         (4,076)           --
  Release of restricted investments, net ..........................          2,145           4,259
                                                                        ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES .............................         (3,422)            (33)
                                                                        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares ........................             53           2,072
   Payment of principal on loan-backed, fixed-rate notes payable ..         (6,710)         (1,967)
   Proceeds from revolving credit facility, net ...................         10,599            --
   Payment of dividends ...........................................         (2,967)         (2,624)
                                                                        ----------      ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............            975          (2,519)
                                                                        ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................             26             713

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................            225              36
                                                                        ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................     $      251      $      749
                                                                        ==========      ==========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested ...........................................     $       53      $      125
                                                                        ==========      ==========

   Dividends declared, not paid ...................................     $    3,001      $    2,830
                                                                        ==========      ==========

   Interest paid ..................................................     $    1,707      $      358
                                                                        ==========      ==========

   Assets purchased with assumed debt .............................     $    6,926      $     --
                                                                        ==========      ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively, with PMC Commercial, the "Company") as of March 31, 1999 and the consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

         Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

         The results for the three months ended March 31, 1999 are not necessarily indicative of future financial results.

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

         PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, and the 1998 Partnership (See
Note 7).

NOTE 4.  REAL ESTATE INVESTMENTS

         Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets and estimated residual values. The buildings and improvements are being depreciated utilizing a 35-year useful life and the furniture, fixtures and equipment are being depreciated over a seven-year useful life. Maintenance and repairs are the responsibility of the lessee and are charged to the lessee's operations as incurred; major replacements, renewals and improvements are capitalized.

         The Company periodically reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the discounted cash flows. The Company does not believe that there are any current facts or

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   REAL ESTATE INVESTMENTS (CONTINUED)

circumstances indicating impairment of any of its real estate investments. Real estate investments consist of the following:


                                                             MARCH 31,      DECEMBER 31,
                                                               1999            1998
                                                            ----------      ----------
                                                                  (IN THOUSANDS)
         Land .......................................       $    7,944      $    6,900
         Buildings and Improvements .................           60,307          51,126
         Furniture, Fixtures and Equipment ..........            5,502           4,724
                                                            ----------      ----------
                                                                73,753          62,750
         Accumulated Depreciation ...................           (1,465)           (976)
                                                            ----------      ----------

         Real estate investments, net ...............       $   72,288      $   61,774
                                                            ==========      ==========

NOTE 5.   DIVIDENDS TO BENEFICIARIES

         During January 1999, the Company paid $0.455 per share in dividends to common shareholders of record on December 31, 1998. During March 1999, the Company declared a $0.46 per share dividend to common shareholders of record on March 31, 1999 which was paid on April 12, 1999.

NOTE 6.     RELATED PARTY TRANSACTIONS

         The loans of the Company are managed by PMC Advisers, Ltd. and it subsidiaries (together, "PMC Advisers") pursuant to the Investment Management Agreement (the "IMA") and property acquisitions, including the Acquired Amerihost Properties, are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the "Lease Supervision Agreement" and together with the IMA the "IMAs").

         Pursuant to the IMA, fees between 0.875% and 1.67%, annually, are charged to the Company based upon the average principal outstanding of the Company's loans. In addition, during 1996, the initial IMA was amended to include compensation to PMC Advisers for its assistance in the issuance of the Company's debt and equity securities. During 1998, a second IMA was entered into which provides a fee to be paid to PMC Advisers for providing services relating to the Amerihost leases and charged a fee relating to the acquisition of the Amerihost Properties of 0.75% of the acquisition cost. The Company is required to pay an annual fee (the "Lease Supervision Fee") of 0.70% of the cost of the Amerihost Properties ($73.0 million). As of April 1, 1999, the annual fee will be approximately $511,000.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     RELATED PARTY TRANSACTIONS (CONTINUED)

         Fees associated with the IMAs consist of the following:

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                               1999            1998
                                                            ----------      -----------
                                                                  (IN THOUSANDS)
           Total fees incurred ........................     $      641      $      422
           Less:  Capitalized as cost of
                    originating loans .................            (28)            (41)
                  Capitalized as cost of property
                    acquisitions ......................            (81)           --
                                                            ----------      ----------

           Investment management fee expense ..........     $      532      $      381
                                                            ==========      ==========

NOTE 7.    NOTES PAYABLE

      The Company has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate up to the lesser of $45 million or an amount equal to the sum of (i) 50% of the value of the underlying property collateralizing the borrowings plus (ii) through June 30, 1999, 40% of the value of the Company's owned properties. For calculation purposes, the portion of the credit availability relating to the Company's owned properties (see (ii) above) is limited to $20 million. At March 31, 1999, the Company had $39.1 million in debt outstanding under the credit facility with availability of an additional $5.9 million. At March 31, 1998, the Company had $3.8 million outstanding under the credit facility with availability of an additional $28.7 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. At March 31, 1999, the weighted average interest rate on short-term borrowings under the revolving credit facility was approximately 7.0%. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of senior debt to net worth (as defined in the credit facility) will not exceed 2.0 times. At March 31, 1999 the Company was in compliance with all covenants of this facility. The facility matures on March 31, 2000 except for $15 million borrowed which matures June 30, 1999.

      In March 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the "1996 Partnership"), completed a private placement (the "1996 Private Placement") of its $29,500,000 of Fixed Rate Loan Backed Notes, Series 1996-1 (the "1996 Notes"). In connection with the 1996 Private Placement, the 1996 Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The Company owns, directly or indirectly, all of the interests of the 1996 Partnership. The 1996 Notes, issued at par, have a stated maturity in 2016, bear interest at the rate of 6.72% per annum, and were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the 1996 Partnership. At March 31, 1999, approximately $10.9 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1996 Partnership. The Company has no obligation to pay the 1996 Notes nor do the holders of the 1996 Notes have any recourse against the assets of the Company. Accordingly, if the 1996 Partnership fails to pay the 1996 Notes, the sole recourse of the holders of the 1996 Notes is against the assets of the 1996 Partnership. The net proceeds from the issuance of the 1996 Notes (approximately $27.1 million after giving effect to costs of $450,000 and a $1.9 million initial reserve deposit held by the trustee as collateral) were distributed to the Company in accordance with its interest in the 1996 Partnership. The 1996 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1996 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1996 Notes. The aggregate principal amount of the 1996 Notes outstanding at March 31, 1999 was $4.5 million. All principal collected on the underlying

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.    NOTES PAYABLE (CONTINUED)

loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

              In June 1998, PMC Commercial Trust, Ltd. 1998-1, a Delaware limited partnership (the "1998 Partnership") completed a private placement (the "1998 Private Placement") of its $66,100,000 of Fixed Rate Loan Backed Notes, Series 1998-1 (the "1998 Notes"). In connection with this transaction, the 1998 Notes were given a rating of "Aaa" by Moody's Investors Service, Inc. The Company owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans contributed by the Company to the 1998 Partnership. At March 31, 1999, approximately $60.4 million of those loans remained outstanding. The Company, through PMC Advisers, services the loans sold to the 1998 Partnership. The Company has no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against the assets of the Company. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to the Company in accordance with its interest in the 1998 Partnership. The Company utilized these proceeds to help fund the acquisition of the Amerihost properties. The 1998 Partnership's assets consist solely of the loans acquired from the Company, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at March 31, 1999 was $55.7 million. All principal collected on the underlying loans during the monthly period (as defined in the March 31, 1999 Trust Indenture) are used to make the required principal payment on the first business day of the following month.

        The Company receives distributions from the 1996 Partnership and 1998 Partnership. Pursuant to the Company's charter, distributions of the net assets of the Company's wholly-owned subsidiaries are limited. As of March 31, 1999, the dividends available for distribution from the 1996 Partnership and the 1998 Partnership were approximately $175,000 and $305,000, respectively, which were distributed to the Company in April 1999.

NOTE 8.    NET INCOME PER SHARE

         The weighted average number of common shares of beneficial interest outstanding were 6,523,057 and 6,454,344 for the three months ended March 31, 1999 and 1998, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 887 and 8,011 for the effect of stock options for the three months ended March 31, 1999 and 1998, respectively.

NOTE 9.   PROPERTY ACQUISITION

         During March 1999, the Company acquired four hospitality properties (the "Four Amerihost Properties") for an aggregate purchase price of $10.8 million. The Company has assumed debt related to the Four Amerihost Properties that aggregates $6.9 million with a weighted average interest rate of 8.0%. This debt is amortized over a 20-year period and has remaining maturities of between 15 and 20 years. The debt assumed has restrictive provisions, which provide substantial penalties if paid prior to maturity. Pursuant to the sale/leaseback agreement, the Company leases the Four Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost, for an initial 10 year period, with two renewal options of five years each, and with consumer price index ("CPI") increases up to a maximum of two percent per year beginning after the third year. The aggregate amount of the lease payments to be received by the Company for the Four Amerihost Properties is $1.1 million per year, subject to CPI increases described above. Accordingly, the aggregate Base Rent payment for the 30 acquired Amerihost properties has increased to $7.3 million

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    PROPERTY ACQUISITION (CONTINUED)

per year subject to the CPI increases as described above, plus 2% of the gross room revenues as defined in the master lease agreement.

NOTE 10.   COMMITMENTS AND CONTINGENCIES:

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company had approximately $17.2 million of loan commitments and approvals outstanding to 17 corporations, partnership or individuals predominantly in the lodging industry at March 31, 1999. The weighted average contractual interest rate on these loan commitments at March 31, 1999 was 9.5%. Of the total loan commitments and approvals, the Company had approximately $8.8 million of loan commitments outstanding on nine partially funded construction loans and one loan approval of approximately $1.6 million at March 31, 1999. The above commitments are made in the ordinary course of business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, should the Company not have funds available for commitments, such commitments will be referred to affiliated entities.

      In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

      At March 31, 1999, the Company has approximately $5 million available under the $45 million revolving credit facility which matures March 31, 2000; $15 million of the facility presently matures on September 30, 1999. As described above, to the extent the Company does not have available funds for commitments, such commitments will be referred to affiliated entities. The Company has entered into mortgage commitments with 6 banks to provide $8.6 million in mortgages related to 6 Amerihost properties and expects to receive approximately $1 million on SBA Section 504 loan principal takeouts. Principal collections including prepayments of the Parent Company's loans would also provide an available source of funds. The Company has commenced discussions with the bank to increase the revolving credit facility to $60 million. The Company has also commenced evaluation of between 12-15 of its Amerihost properties for inclusion in a debt security and is developing a loan pool of approximately $40 million to $50 million for a securitization transaction. The Company expects to increase the availability under its revolving credit facility. However there can be no assurances that the Company will be able to do so. If the bank is unwilling to extend the maturity date of the Revolver and the other sources of capital described above are not available at acceptable advance rates and/or interest rates, the Company may have to refer commitments to PMC Advisers, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets in order to cause the revolving credit facility to be reduced to $30 million.

NOTE 11.   BUSINESS SEGMENTS:

         Operating results and other financial data are presented for the principal business segments of the Company for the three months ended March 31, 1999. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which primarily originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Until June 30, 1998, the Company's business activities consisted solely of the Lending Division.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11.   BUSINESS SEGMENTS: (CONTINUED)

         The Company's business segment data for the three months ended March 31, 1999 is as follows:

                                                   THREE MONTHS ENDED MARCH 31, 1999
                                           -------------------------------------------------
                                                                LENDING          PROPERTY
                                              TOTAL             DIVISION         DIVISION
                                           -------------     -------------     -------------
Revenue:
  Interest income - loans and other ..     $       3,604     $       3,604     $        --
  Lease income .......................             1,685              --               1,685
                                           -------------     -------------     -------------
     Total ...........................             5,289             3,604             1,685
                                           -------------     -------------     -------------

Expenses:
  Interest(1) ........................             1,593             1,025               568
  Advisory and servicing fees ........               532               424               108
  Depreciation .......................               488              --                 488
  Other ..............................                85                85              --
                                           -------------     -------------     -------------
     Total ...........................             2,698             1,534             1,164
                                           -------------     -------------     -------------

Net income ...........................     $       2,591     $       2,070     $         521
                                           =============     =============     =============

Total assets by division .............     $     206,380     $     132,817     $      73,563
                                           =============     =============     =============

(1) The Company allocates interest expense based on the relative total assets of each division.

                                     PART I
                              FINANCIAL INFORMATION

                                    ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         Prior to the Amerihost Transaction (as hereinafter defined), the Company was solely a commercial lender that originated loans to small business enterprises, primarily collateralized by first liens on the real estate of the related business. The Company's lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, the Company originated and funded $7.1 million, $43.0 million and $43.1 million of loans. A substantial portion of these loan originations were to corporations and individuals in the lodging industry. The Company anticipates the dollar amount of loans to be originated in 1999 will be less than originations during each of the previous two years. During March 1999, the Company completed the acquisition of four motel properties (the "Four Amerihost Properties" and, collectively with the Amerihost properties previously acquired, the "Amerihost Properties") from Amerihost Properties, Inc. or its subsidiaries ("Amerihost") for $10.8 million. This acquisition completes the transaction with Amerihost under the agreement with Amerihost, dated May 21, 1998, pursuant to which the Company agreed to acquire 30 Amerihost Properties in a sale/leaseback transaction. Amerihost Properties, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission ("SEC") Additional information about Amerihost can be obtained from the SEC's website at http://www.sec.gov. The Company will continue to attempt to enhance shareholder value by increasing its loan portfolio and making strategic acquisitions of commercial properties.

         As of March 31, 1999, the Company's total loan portfolio outstanding was $123.1 million ($121.3 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.2%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, including all loan fees and prepayment fees earned, for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997 were approximately 11.3%, 13.1% and 12.4%, respectively.

         As of March 31, 1999, the Company had one loan that was greater than 31 days delinquent. In addition, the Company has established a reserve in the amount of $100,000 against a loan that management has determined to be a potential "problem loan" since the borrower has lost his franchise affiliation. The aggregate principal balance outstanding of the "problem loan" at March 31, 1999 was approximately $1,014,000 and the borrower was current on all loan payments as of March 31, 1999. In the event such loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

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

INTEREST RATE AND PREPAYMENT RISK

         The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to borrow funds or issue preferred shares of beneficial interest ("Preferred Shares") on favorable terms, and there can be no assurance that such borrowings or issuances can in fact be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates) and the lease revenues on owned properties. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield, and the market price of the Company's Common Shares. As interest rates have declined, the Company has experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been reloaned at lower rates. A high volume of loan prepayments could have an adverse effect on the Company's business, financial condition and results of operations and on its ability to maintain distributions at current levels. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of principal prepayments.

PROPERTY ACQUISITION

         The following tables show statistical data regarding all 30 Amerihost Properties owned by the Company and leased to Amerihost Inns:

                                      THREE MONTHS ENDED MARCH 31,
                                     -----------------------------   % INCREASE
                                         1999 (1)       1998 (1)      DECREASE
                                     --------------  -------------   ----------
               Occupancy                  51.77%         49.76%            4%
               ADR (2)                  $ 53.65        $ 51.68             4%
               RevPAR (3)                 27.78          25.72             8%

         (1) The tables show financial and statistical data of the properties for the years presented which includes periods prior to the date the Company acquired the properties. Room revenue was $4,580,000 and $4,098,000 for the three months ended March 31, 1999 and 1998, respectively (an 11% increase). The increase in revenue for the three months ended March 31, 1999, when compared to the three months ended March 31, 1998, is due partially to construction of additional properties. Total available rooms increased from 159,379 during the three months ended March 31, 1998 to 164,856 during the three months ended March 31, 1999 (a 3% increase). All data has been provided by Amerihost.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"), as modified by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". In accordance with SFAS No. 114, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company's Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. As of March 31, 1999, a $100,000 loan loss reserve has been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         The net income of the Company during the three months ended March 31, 1999 and 1998, was $2,591,000 and $2,655,000, or $0.40 and $0.41 per share, respectively. The basic weighted average shares outstanding increased by approximately 1% from 6,454,000 for the three months ended March 31, 1998 to 6,523,000 for the three months ended March 31, 1999 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. Revenues of the Company increased by $1,785,000, or 51%, from $3,504,000 during the three months ended March 31, 1998 to $5,289,000 during the three months ended March 31, 1999 due primarily to the lease revenue on owned properties commencing June 1998. Equity ownership in properties, while causing increased revenues also causes increased expenses (primarily depreciation, interest costs and advisory fees).

         INTEREST INCOME - LOANS increased by $182,000 (6%), from $3,083,000 during the three months ended March 31, 1998, to $3,265,000 during the three months ended March 31, 1999. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees. This $182,000 increase in interest income-loans was primarily attributable to the increase in the Company's outstanding loan portfolio during the three months ended March 31, 1999 resulting from the reallocation of the Company's investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $11.1 million (10%), from $112.0 million during the three months ended March 31, 1998, to $122.8 million during the three months ended March 31, 1999.

         LEASE INCOME was $1.7 million during the three months ended March 31, 1999. The Company had no lease income in the first quarter of 1998. This amount is attributable to the lease payments received on the Amerihost Properties acquired by the Company during June 1998 and March 1999, pursuant to the sale/leaseback agreements.

         INTEREST AND DIVIDENDS - OTHER INVESTMENTS increased by $12,000 (18%) from $65,000 during the three months ended March 31, 1998, to $77,000 during the three months ended March 31, 1999. The average short-term investments of the Company increased by $1.9 million, from $5.3 million during the three months ended March 31, 1998, to $7.2 million during the three months ended March 31, 1999. This increase in average short-term investments is attributable to the restricted investments related to the secured financing completed in June 1998. There were no related investments during the three months ended March 31, 1998. The average yields on short-term investments during the three months ended March 31, 1999 and 1998 were approximately 4.1% and 4.9%, respectively.

         OTHER INCOME decreased by $94,000 (26%), from $356,000 during the three months ended March 31, 1998, to $262,000 during the three months ended March 31, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. The decrease was principally attributable to the collection of prepayment fees during the three months ended March 31, 1999 of $194,000 compared to $252,000 during the three months ended March 31, 1998. During the three months ended March 31, 1999 and 1998, four and three loans in the amount of approximately -$3.6 million during both periods, paid in full. Prepayment fee income as a percentage of loans paid in full was less during the three months ended March 31, 1999 than during the three months ended March 31, 1998 due to one loan, paid in full during the three months ended March 31, 1999, not having a Yield Maintenance Premium. Prepayment fees result in one-time increases in the Company's other income, but will result in a long-term reduction in income if the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of loans which were prepaid. Prepayments generally increase during times of declining interest rates. While the Company anticipates loan prepayments for the remainder of 1999 will be in amounts comparable to or slightly less than 1998, it is difficult to predict the amount of prepayments with any accuracy. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remain at historical lows, borrowers appear more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See "-- Loan Prepayment Considerations" and "-- Interest Rate and Prepayment Risk." In addition to the above, the decline in other income is a result of income recognized from other loan-related fees, such as assumption, modification and extension fees, decreasing by $54,000 from $89,000 during the three months ended March 31, 1998, to $35,000 during the three months ended March 31, 1999.

         INTEREST EXPENSE increased by $1,188,000 (293%) from $405,000 during the three months ended March 31, 1998 to $1,593,000 during the three months ended March 31, 1999. The increase was primarily a result of the issuance of the 1998 Notes used to purchase the Amerihost Properties and borrowings pursuant to the Company's revolving credit facility used to originate loans. Interest expense during the three months ended March 31, 1999 consisted primarily of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $76,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $880,000), and the revolving credit facility (approximately $587,000). During the three months ended March 31, 1998, interest expense consisted of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $334,000) and interest on the revolving credit facility (approximately $62,000).

         EXPENSES, OTHER THAN INTEREST EXPENSE, consist primarily of the servicing and advisory fees paid to PMC Advisers pursuant to an investment management agreement ("IMA") and depreciation related to the Amerihost Properties. Pursuant to the IMA, fees between 0.875% and 1.67% annually are charged to the Company based upon the average principal outstanding of the Company's loans. While PMC Advisers bears substantially all of the costs associated with the Company's operations, the Company does pay certain expenses, including, direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of trust managers not affiliated with the Company ("Independent Trust Managers"), the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than PMC Advisers, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses.

         In addition, the Company and PMC Advisers entered into a separate agreement relating to the supervision of the sale leaseback agreements between the Company and Amerihost (the "Lease Supervision Agreement" and together with the IMA, the "IMAs"). The Company is required to pay an annual fee (the "Lease Supervision Fee") of 0.70% of the cost of the Amerihost Properties ($73.0 million). As of April 1, 1999, the Lease Supervision Fee will be approximately $511,000. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee for a period of five years from the termination date.

         Pursuant to the IMAs, the Company incurred an aggregate of approximately $641,000 in management fees for the three months ended March 31, 1999 including approximately $108,000 for the Lease Supervision Fee. Of the total management fees paid or payable to PMC Advisers during the three months ended March 31, 1999, $28,000 has been offset against commitment fees as a direct cost of originating loans and $81,000 of fees charged related to the acquisition of the Four Amerihost Properties were capitalized as a cost of the properties. Investment management fees were approximately $422,000 for the three months ended March 31, 1998. Of the total management fees paid or payable to PMC Advisers during the three months ended March 31, 1998, $41,500 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (based on the loans receivable outstanding) from $422,000 during the three months ended March 31, 1998 to $451,000 during the three months ended March 31, 1999, an increase of $29,000, or 7%, (prior to offsetting direct costs related to the origination of loans), is primarily due to increases in the Company's loans and increases in common equity capital, including additional paid-in capital. The average outstanding loans as defined by the IMA increased by $7.6 million (7%), from $112.9 million during the three months ended March 31, 1998, to $120.5 million during the three months ended March 31, 1999. The average common equity capital as defined in the IMA increased by $1.4 million (2%), from $92.8 million during the three months ended March 31, 1998, to $94.2 million during the three months ended March 31, 1999.

         DEPRECIATION EXPENSE was $488,000 during the three months ended March 31, 1999. This amount is attributable to depreciation of the Amerihost Properties acquired by the Company on June 30, 1998 and during March 1999, pursuant to the sale/leaseback agreement.

         GENERAL AND ADMINISTRATIVE EXPENSES increased by $6,000 (19%), from $32,000 during the three months ended March 31, 1998, to $38,000 during the three months ended March 31, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses are payable by PMC Advisers pursuant to the IMA.

         LEGAL AND ACCOUNTING FEES increased by $26,000 (124%), from $21,000 during the three months ended March 31, 1998, to $47,000 during the three months ended March 31, 1998. This increase is partially attributable to an increase in corporate activity when comparing the three months ended March 31, 1999 to the three months ended March 31, 1998.

         As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

         The Company generated $2,473,000 and $3,265,000 from operating activities during the three months ended March 31, 1999 and 1998, respectively. The primary source of funds is the net income of the Company. The decrease of $792,000 (24%) was primarily due to several factors including (i) the change related to "Due to affiliates" which decreased by $1,033,000 from a source of $430,000 during the three months ended March 31,1998, to a use of $603,000 during the three months ended March 31, 1999, (ii) fluctuations in borrower advances which decreased by $398,000 from a source of $80,000 during the three months ended March 31, 1998, to a use of $318,000 during the three months ended March 31, 1999, and (iii) the decrease in net income of $64,000 from $2,655,000 during the three months ended March 31, 1998 to $2,591,000 during the three months ended March 31 1999. This decrease in funds was partially offset by (i) depreciation of $488,000 and (ii) the change related to "other liabilities" which increased by $231,000 from a source of $26,000 during the three months ended March 31,1998, to a source of $257,000 during the three months ended March 31, 1999. The increase in other liabilities is primarily due to deposits, held by the Company for Amerihost, pursuant to the sale/leaseback agreement. The Company held no such deposits at March 31, 1998.

         The Company used $3,422,000 and $33,000 in cash through investing activities during the three months ended March 31, 1999 and 1998, respectively. The increased use of funds of $3,389,000 was due to; (i) the purchase of the remaining Four Amerihost Properties for $4,076,000 (net of $6,926,000 of assumed debt) and (ii) a decrease of $2,145,000 in the source of funds provided by restricted investments during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increased use of funds was offset by a decrease of $2,376,000 in loans funded during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

         The Company had a net source of funds of $975,000 and a net use of funds of $2,519,000 from financing activities during the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999 the Company increased its borrowings under its revolving credit facility by $10,600,000 primarily to fund its purchase of the Four Amerihost Properties and to fund increases in the loan portfolio. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $343,000 from $2,624,000 during the three months ended March 31, 1998, to $2,967,000 during the three months ended March 31, 1999. These dividend increases correspond to the increases in the Company's funds from operations. The payment of principal on notes payable increased by $4.7 million from $2.0 million during the three months ended March 31, 1998 to $6.7 million during the three months ended March 31, 1999, resulting from an increase in collections on the underlying notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans and to acquire commercial real estate. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

         As a REIT, the Company must distribute to its shareholders at least 95% of its taxable income to maintain its tax-free status under the Code. As a result, the Company's earnings will not be available to fund investments. In order to maintain and increase the investment portfolio, the Company has a continuing need for capital. The Company has historically met its capital needs through borrowings under its credit facility, structured sales/financings of its loan portfolio and the issuance of common stock. A reduction in the availability of these sources of funds could have a material adverse effect on the Company. The Company expects to obtain capital to fund loans through borrowings as detailed below. An inability to obtain funds from these sources or from other sources could have a material adverse effect on the financial condition and results of the Company.

         At March 31, 1999, the Company had $0.3 million of cash and cash equivalents and approximately $17.2 million of total loan commitments and approvals outstanding to 17 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, the Company had approximately $8.8 million of loan commitments outstanding pertaining to nine partially funded construction loans and one loan approval of approximately $1.6 million at March 31, 1999. The weighted average interest rate on loan commitments at March 31, 1999 was 9.5%. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if the Company does not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to affiliates of the Company for which the Company will receive no income.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio and/or acquisition of properties, the Company intends to use: (i) its revolving credit facility as described below, (ii) borrowings collateralized by the properties, (iii) issuance of debt securities including securitizations of loans or properties, (iv) placement of corporate long-term borrowings, and/or (v) offering of additional equity securities, including Preferred Shares. The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs. The ability of the Company to continue its historical growth, however, will depend on its ability to borrow funds and/or issue equity on acceptable terms. The Company is currently pursuing financing sources including both mortgages on individual properties and a combination of smaller pools identified for inclusion in commercial mortgage backed securities ("CMBS"). The Amerihost Properties are relatively new and have not achieved their optimal cash flow. Thus, the amount of leverage available through CMBS transactions is lower than that which management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. Accordingly, the Company has entered into commitments to mortgage six of the Amerihost properties for aggregate proceeds of $8.6 million at a weighted average interest rate of 7.5%. All of these commitments have five year maturities and 20 year amortization periods. The Company has a revolving credit facility (the "Revolver") providing funds to originate loans and to purchase commercial real estate. The Revolver, as amended in March 1999, provides the Company with credit availability up to the lesser of $45 million or an amount equal to the sum of (a) 50% of the value of the underlying loans collateralizing the borrowings plus (b) 40% of the value of the Company's owned properties through June 30, 1999. For calculation purposes, the portion of the credit availability relating to the Company's owned properties (see (b) above) is limited to $20 million. At March 31, 1999, the Company had $39.1 million of outstanding borrowings under the Revolver and $5.9 million available thereunder, as amended. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. The facility matures on March 31, 2000 except for $15 million which matures September 30, 1999. The Company is presently negotiating with the bank to increase the Revolver to $60 million. Additional funds may also become available to the Company from the proceeds of SBA 504 Program loan takeouts. Management anticipates these sources of funds, proceeds from either the mortgage of properties or an additional structured sale or securitization of loans and/or properties and proceeds from loan prepayments will be adequate to meet its existing obligations. It is anticipated that during 1999, the Company will attempt an additional structured sale or securitization of loans and/or properties or mortgage the Amerihost Properties for aggregate proceeds between $30 million to $60 million. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company may have to slow the rate of increasing the outstanding loan portfolio and other investments. If the bank is unwilling to extend the maturity date of the Revolver and the other sources of capital described above are not available at acceptable advance rates and/or interest rates, the Company may have to refer commitments to PMC Advisers, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets in order to cause the revolving credit facility to be reduced to $30 million.

         In general, if the returns on loans originated by the Company combined with lease payments on properties purchased with funds obtained from any borrowing or the issuance of any Preferred Shares fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend rate incurred on the funds obtained from either borrowings or the issuance of Preferred Shares would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from either borrowings or the issuance of Preferred Shares. Leverage is thus generally considered a speculative investment technique. See "Loan Prepayment Considerations" and "Interest Rate and Prepayment Risks".

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a leverage or securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its leverage or securitization transactions, the volume of loans originated by the Company, the timing of prepayment of loans, changes in and the timing of the recognition of realized and unrealized gains or losses on investments, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

IMPACT OF INFLATION

         The Company does not believe that inflation materially affects its business other than the impact that it may have on the securities markets, the valuation of collateral underlying the loans and the relationship of the valuations to underlying earnings. Those could all influence the value of the Company's investments.

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


         During 1998, the Company, through PMC Advisers, formed an internal review team to address, identify and resolve any Year 2000 issues that encompasses operating and administrative areas of the Company. In addition, executive management monitors the status of the Company's Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's servicing processes. In addition, PMC Advisers is engaged in assessing the Year 2000 issue with significant suppliers.

         The assessment process relating to PMC Advisers's loan receivable servicing operations has commenced. In addition, PMC Advisers has initiated formal communications with its significant suppliers to determine the extent to which PMC Advisers is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

         The Company, through PMC Advisers, intends to use internal resources to test the software for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by the second quarter of 1999. The Company will not incur any direct costs as a result of the advisory relationship with PMC Advisers. However, based on preliminary information, the majority of the project cost will be attributable to employee time necessary to test the present system and to meet future industry requirements and will accordingly be expensed. The Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with its Year 2000 issues. The Costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, completion by third parties (primarily the Company's bank) of their Year 2000 evaluations and their required modifications. Management believes that PMC Advisers is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") a widely accepted and appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income
(loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper Definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company's operating performance. For a completed discussion of the Company's cash flows from operations, see "Cash Flow Analysis".

The Company's FFO for the three months ended March 31, 1999 and 1998 was computed as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             1999            1998
                                                         -----------     ------------
                                                                (IN THOUSANDS)
        Net Income ..................................     $    2,591     $      2,655
        Add depreciation ............................            488               --
                                                          ----------     ------------

        FFO .........................................     $    3,079     $      2,655
                                                          ==========     ============

        Diluted weighted average shares .............          6,524            6,462
                                                          ==========     ============

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

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

         The Company's balance sheet consists of two items subject to interest rate risk. The majority of the Company's investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. In addition, changes in market interest rates are not typically a significant factor in the determination of fair value of these loans. Significant reductions in interest rates, however, can prompt increased prepayments of the Company's loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Prepayment Risk." The Company's liabilities consist primarily of the Company's Fixed Rate Loan Backed Notes, Series 1996-1 and Fixed Rate Loan Backed Notes, Series 1998-1 (collectively, the "Notes") of approximately $60.1 million at March 31, 1999. The Company's Notes are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, the Company's Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate of 7.25%, on an annualized basis, interest expense would increase by approximately $782,000 on the amount outstanding of $39.1 million at March 31, 1999.

                                     PART II
                                OTHER INFORMATION



ITEM 6.        Exhibits and Reports on Form 8-K

                  A.  Exhibits

                      None

                  B.  Form 8-K

                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PMC Commercial Trust

     Date:    5/17/99                    /s/ Lance B. Rosemore
           -------------                 -------------------------------------
                                         Lance B. Rosemore
                                         President


     Date:    5/17/99                    /s/ Barry N. Berlin
           -------------                 -------------------------------------
                                         Barry N. Berlin
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.       DESCRIPTION
-------     -----------
 27          Financial Data Schedule