Form 10-Q
period 1999-06-30
PMC COMMERCIAL TRUST /TX
filed 1999-08-16
CIK 908311

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                                            OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ---------

                         Commission File Number   1-13610
                                                  -------

                              PMC COMMERCIAL TRUST
                              --------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                    75-6446078
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


18111 Preston Road, Suite 600, Dallas, TX 75252          (972) 349-3200
-----------------------------------------------          --------------
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

As of August 1, 1999, Registrant had outstanding 6,528,983 Common Shares of Beneficial Interest, par value $.01 per share.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES


                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I.  Financial Information

                  Item 1.  Financial Statements

                               Consolidated Balance Sheets -
                                 June 30, 1999 (Unaudited) and December 31, 1998                  2

                               Consolidated Statements of Income (Unaudited) -
                                Six Months Ended June 30, 1999 and 1998                           3
                                Three Months Ended June 30, 1999 and 1998                         4

                               Consolidated Statements of Cash Flows (Unaudited) -
                                Six Months Ended June 30, 1999 and 1998                           5

                               Notes to Consolidated Financial Statements (Unaudited)             6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                    12

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk           23

PART II. Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders                   24

                  Item 6.  Exhibits and Reports on Form 8-K                                      24

                                     PART I

                              Financial Information



                                     ITEM 1.

                              Financial Statements

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                   1999            1998
                                                                               -------------   -------------
                                                                                (Unaudited)
                                     ASSETS
INVESTMENTS:
  Loans receivable, net..............................................          $     120,748   $     119,712
  Real estate investments, net.......................................                 71,733          61,774
  Restricted investments.............................................                  9,201          13,290
  Cash equivalents...................................................          .         161             202
                                                                               -------------   -------------
TOTAL INVESTMENTS....................................................                201,843         194,978
                                                                               -------------   -------------
Other assets:
  Cash...............................................................                    170              23
  Interest receivable................................................                    647             786
  Deferred borrowing costs, net......................................                    484             637
  Other assets, net..................................................                    340             266
                                                                               -------------   -------------

TOTAL OTHER ASSETS...................................................                  1,641           1,712
                                                                               -------------   -------------
TOTAL ASSETS.........................................................          $     203,484   $     196,690
                                                                               =============   =============

                      LIABILITIES AND BENEFICIARIES' EQUITY
LIABILITIES:
  Notes payable......................................................          $      65,893   $      66,852
  Revolving credit facility..........................................                 37,944          28,535
  Dividends payable..................................................                  3,003           2,967
  Due to affiliates..................................................                    564           1,232
  Borrower advances..................................................                    432             788
  Unearned commitment fees...........................................                    423             558
  Interest payable...................................................                    410             494
  Other liabilities..................................................                  2,089           1,827
                                                                               -------------   -------------
TOTAL LIABILITIES....................................................                110,758         103,253
                                                                               -------------   -------------
Commitments and contingencies

BENEFICIARIES' EQUITY:
  Common shares of beneficial interest; authorized
       100,000,000 shares of $0.01 par value; 6,528,983 and
       6,520,037 shares issued and outstanding at June 30, 1999
       and December 31, 1998, respectively............................                    65              65
  Additional paid-in capital..........................................                94,241          94,102
  Cumulative net income...............................................                42,202          37,048
  Cumulative dividends................................................               (43,782)        (37,778)
                                                                               -------------   -------------
Total beneficiaries' equity...........................................                92,726          93,437
                                                                               -------------   -------------
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY...........................         $     203,484   $     196,690
                                                                               =============   =============
Net asset value per share.............................................         $       14.20   $       14.33
                                                                               =============   =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                         SIX MONTHS ENDED JUNE 30,
                                                        --------------------------
                                                         1999               1998
                                                        -------            -------
                                                               (Unaudited)
      REVENUES:
        Interest income - loans .....................   $ 6,685            $ 6,443
        Lease income ................................     3,629                 17
        Interest and dividends - other investments ..       152                139
        Other income ................................       469                578
                                                        -------            -------
      TOTAL REVENUES ................................    10,935              7,177
                                                        -------            -------

      EXPENSES:
        Interest ....................................     3,443                899
        Advisory and servicing fees to affiliate, net     1,079                750
        Depreciation ................................     1,061               --
        General and administrative ..................       115                101
        Legal and accounting fees ...................        83                 44
        Provision for loan losses ...................      --                   20
                                                        -------            -------

      TOTAL EXPENSES ................................     5,781              1,814
                                                        -------            -------

      NET INCOME ....................................   $ 5,154            $ 5,363
                                                        =======            =======

      Basic weighted average shares outstanding .....     6,525              6,482
                                                        =======            =======

      Diluted weighted average shares outstanding ...     6,526              6,487
                                                        =======            =======

      Basic and diluted earnings per share ..........   $  0.79            $  0.83
                                                        =======            =======

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                  THREE MONTHS ENDED JUNE 30,
                                                            -------------------------------------
                                                                    1999                1998
                                                            -----------------    ----------------
                                                                          (Unaudited)
REVENUES:
  Interest income - loans.............................      $           3,420    $          3,360
  Lease income........................................                  1,944                  17
  Interest and dividends - other investments..........                     75                  74
  Other income........................................                    207                 221
                                                            -----------------    ----------------

TOTAL REVENUES........................................                  5,646               3,672
                                                            -----------------    ----------------

EXPENSES:
  Interest............................................                  1,850                 494
  Advisory and servicing fees to affiliate, net.......                    548                 368
  Depreciation........................................                    573                  --
  General and administrative..........................                     76                  69
  Legal and accounting fees...........................                     36                  24
  Provision for loan losses...........................                     --                  10
                                                            -----------------    ----------------

TOTAL EXPENSES........................................                  3,083                 965
                                                            -----------------    ----------------

NET INCOME............................................      $           2,563    $          2,707
                                                            =================    ================

Basic weighted average shares outstanding.............                  6,527               6,509
                                                            =================    ================
Diluted weighted average shares outstanding...........                  6,528               6,514
                                                            =================    ================
Basic and diluted earnings per share..................      $            0.39    $           0.42
                                                            =================    ================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------
                                                                        1999             1998
                                                                     -----------      -----------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................   $     5,154      $     5,363
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation................................................         1,061               --
      Accretion of discount and fees..............................          (366)            (157)
      Amortization of organization and borrowing costs............           153              102
      Provision for loan losses...................................            --               20
      Commitment fees collected, net..............................            74              156
      Construction monitoring fees collected, net.................            24               18
      Changes in operating assets and liabilities:
          Accrued interest receivable.............................           139              (62)
          Other assets............................................           (74)            (258)
          Interest payable........................................           (84)              55
          Borrower advances.......................................          (356)              89
          Due to affiliates.......................................          (668)           1,117
          Other liabilities.......................................           262            1,152
                                                                     -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................         5,319            7,595
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded....................................................       (10,636)         (25,679)
  Principal collected.............................................         9,733           10,088
  Purchase of real estate.........................................        (4,094)         (62,731)
  Release of restricted investments, net..........................         4,089           (2,138)
                                                                     -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES.............................          (908)         (80,460)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares........................           139            2,072
   Proceeds from issuance of notes payable........................         4,475           66,100
   Proceeds from revolving credit facility, net...................         9,409           10,849
   Payment of principal on notes payable..........................       (12,360)              --
   Payment of issuance costs......................................            --             (630)
   Payment of dividends...........................................        (5,968)          (5,399)
                                                                     ------------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............        (4,305)          72,992
                                                                     ------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................           106              127

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................           225               36
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................   $       331      $       163
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES:

   Dividends reinvested...........................................   $       107      $       181
                                                                     ===========      ===========
   Dividends declared, not paid...................................   $     3,003      $     2,864
                                                                     ===========      ===========
   Interest paid..................................................   $     3,527      $       746
                                                                     ===========      ===========
   Assets purchased with assumed debt.............................   $     6,926      $        --
                                                                     ===========      ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated balance sheet of PMC Commercial Trust ("PMC Commercial") and its subsidiaries (collectively, with PMC Commercial, the "Company") as of June 30, 1999 and the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

         The results for the three and six months ended June 30, 1999 are not necessarily indicative of future financial results.

NOTE 2.   RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 3.   BASIS FOR CONSOLIDATION

         During 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the "1996 Partnership"), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for the 1996 Partnership. During 1998, PMC Commercial Trust, Ltd. 1998-1 (the "1998 Partnership"), and PMCT Corp. 1998-1, a Delaware corporation were formed. PMCT Corp. 1998-1 is the general partner for the 1998 Partnership. In addition, during March 1999, four separate Delaware limited partnerships and related corporate general partners were formed to own each of the four acquired Amerihost Properties (the "Special Purpose Entities"). PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, the 1998 Partnership and the Special Purpose Entities. Accordingly, the consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, the 1998 Partnership and the Special Purpose Entities (See Note 7).

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


                                                                     JUNE 30,          DECEMBER 31,
                                                                       1999              1998
                                                                   ------------        ------------
                                                                             (IN THOUSANDS)
           Land.............................................       $      7,944       $    6,900
           Buildings and improvements.......................             60,322           51,126
           Furniture, fixtures and equipment................              5,504            4,724
                                                                   ------------        ---------
                                                                         73,770           62,750
           Accumulated Depreciation ........................             (2,037)            (976)
                                                                   ------------        ---------

           Real estate investments, net ....................       $     71,733        $  61,774
                                                                   ============        =========

NOTE 5.   DIVIDENDS TO BENEFICIARIES

         During January 1999, the Company paid $0.455 per share in dividends to common shareholders of record on December 31, 1998. During April 1999, the Company paid $0.46 per share in dividends to common shareholders of record on March 31, 1999. The Company declared a $0.46 per share dividend to common shareholders of record on June 30, 1999, which was paid on July 12, 1999.

NOTE 6.     RELATED PARTY TRANSACTIONS

         The loans of the Company are managed by PMC Advisers, Ltd. and it subsidiary (together, "PMC Advisers") pursuant to an Investment Management Agreement (the "IMA"). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the "Lease Supervision Agreement" and together with the IMA the "IMAs").

         Pursuant to the IMA, fees between 0.40% and 1.67%, annually, are charged to the Company based upon the average principal outstanding of the Company's loans. In addition, PMC Advisers earns fees for its assistance in the issuance of the Company's debt and equity securities. During 1998, the Lease Supervision Agreement was entered into which provides an annual fee to be paid to PMC Advisers for providing services relating to leases on properties acquired by the Company. In addition, the Lease Supervision Agreement provides for a fee relating to the acquisition of properties by the Company of 0.75% of the acquisition cost. The Lease Supervision Fee is 0.70% per annum of the cost of the properties.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.     RELATED PARTY TRANSACTIONS (CONTINUED)

         Fees associated with the IMAs consist of the following:


                                                                    SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                                    --------------------------      ----------------------------
                                                                          1999        1998               1999          1998
                                                                    ------------ -------------     --------------- ------------
                                                                                          (IN THOUSANDS)
           Total fees incurred...................................   $      1,188     $    1,507     $      547      $     1,085
           Less:  Capitalized as cost of originating
                    loans........................................            (28)          (126)            --              (86)
                  Capitalized as cost of property acquisitions
                    and structured financing.....................            (81)          (631)            --             (631)
                                                                    ------------     ----------     ----------      -----------

           Investment management fee expense.....................   $      1,079     $      750     $      547      $      $368
                                                                    ============     ==========     ==========      ===========

NOTE 7.    NOTES PAYABLE

Revolving Credit Facility

      The Company has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate up to the lesser of $45 million or an amount equal to the sum of (i) 50% of the value of the underlying property collateralizing the borrowings up to 100% of the loan principal amount outstanding. At June 30, 1999, the Company had $37.9 million in debt outstanding under the credit facility with availability of an additional $7.1 million. At June 30, 1998, the Company had $16.9 million outstanding under the credit facility with availability of an additional $13.1 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. At June 30, 1999, the weighted average interest rate on short-term borrowings under the revolving credit facility was approximately 7.1%. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of senior debt to net worth (as defined in the credit facility) will not exceed
2.0 times. At June 30, 1999 the Company was in compliance with all covenants of this facility. The facility matures on March 31, 2000 except for $15 million borrowed under the Extension and Modification Agreement which matures January 31, 2000.

Structured Financings

      In March 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the "1996 Partnership"), completed a private placement (the "1996 Private Placement") of its $29,500,000 of Fixed Rate Loan Backed Notes, Series 1996-1 (the "1996 Notes"). In connection with the 1996 Private Placement, the 1996 Notes were given a rating of "AA" by Duff & Phelps Credit Rating Co. The Company owns, directly or indirectly, all of the interests of the 1996 Partnership. The 1996 Notes, issued at par, have a stated maturity in 2016, bear interest at the rate of 6.72% per annum, and were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the 1996 Partnership. At June 30, 1999, approximately $10.8 million of those loans remained outstanding. On July 1, 1999, the Company redeemed all of its remaining outstanding 1996 Notes (aggregating $628,000) under the cleanup call provisions of the private placement agreement.

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

Moody's Investors Service, Inc. PMC Commercial owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans contributed by PMC Commercial to the 1998 Partnership. At June 30, 1999, approximately $57.4 million of those loans remained outstanding. PMC Commercial through PMC Advisers, services the loans sold to the 1998 Partnership. PMC Commercial has no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against the assets of PMC Commercial. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to PMC Commercial in accordance with its interest in the 1998 Partnership. PMC Commercial utilized these proceeds to help fund the acquisition of the Amerihost properties. The 1998 Partnership's assets consist solely of the loans acquired from PMC Commercial, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at June 30, 1999 was $54.0 million. All principal collected on the underlying loans during the monthly period (as defined in the related Trust Indenture) are used to make the required principal payment on the first business day of the following month.

        PMC Commercial receives distributions from the 1996 Partnership and 1998 Partnership. Pursuant to charter, distributions of the net assets of PMC Commercial's wholly-owned subsidiaries are limited. As of June 30, 1999, the dividends available for distribution from the 1996 Partnership and the 1998 Partnership were approximately $153,000 and $330,000, respectively, which were distributed to PMC Commercial in July 1999.

Recourse Mortgages Payable

        In May 1999 PMC Commercial completed mortgages on three of its Amerihost Properties. The related notes each have a term of 5 years, amortization period of 20 years, and rates ranging from 7.44% to 7.75%. The proceeds from the mortgages of approximately $4.5 million were used to pay down the Company's revolving credit facility.

Non-recourse Mortgages Payable

        The Company has assumed mortgages payable related to the four properties acquired in March 1999 that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over a 20-year period, have remaining maturities of between 15 and 20 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These mortgages payable are obligations of the Special Purpose Entities and are not guaranteed by PMC Commercial.

NOTE 8.    NET INCOME PER SHARE

         The weighted average number of common shares of beneficial interest outstanding were 6,523,671 and 6,481,794 for the six months ended June 30, 1999 and 1998, respectively, and 6,524,280 and 6,508,942 for the three months ended June 30, 1999 and 1998, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 865 shares and 4,800 shares for the effect of stock options during the six months ended June 30, 1999 and 1998, respectively, and approximately 763 shares and 4,744 shares for the three months ended June 30, 1999 and 1998, respectively.

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   PROPERTY ACQUISITION

         During March 1999, the Company acquired four hospitality properties (the "Four Amerihost Properties") for an aggregate purchase price of $10.8 million. Pursuant to the sale/leaseback agreement, the Company leases the Four Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost Properties, Inc. ("Amerihost"), for an initial 10 year period, with two renewal options of five years each, and with consumer price index ("CPI") increases up to a maximum of two percent per year beginning after the third year. The aggregate amount of the guaranteed lease payments to be received by the Company for the Four Amerihost Properties is approximately $1.1 million per year, subject to CPI increases described above. Accordingly, the aggregate Base Rent payment for the 30 acquired Amerihost properties has increased to $7.3 million per year subject to the CPI increases as described above, plus 2% of the gross room revenues as defined in the master lease agreement.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. The Company had approximately $11.1 million of total loan commitments and approvals outstanding to 11 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, the Company had approximately $3.7 million of loan commitments outstanding pertaining to five partially funded construction loans and $2.4 million of commitments under the SBA 504 takeout program at June 30, 1999. The weighted average interest rate on loan commitments at June 30, 1999 was 9.5%. The above commitments are made in the ordinary course of business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, should the Company not have funds available for commitments, such commitments will be referred to affiliated entities.

      In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's financial position or results of operations.

      At June 30, 1999, the Company has approximately $7.1 million available under the $45.0 million revolving credit facility which matures March 31, 2000; $15 million of the facility presently matures on January 31, 2000. As described above, to the extent the Company does not have available funds for commitments, such commitments will be referred to affiliated entities. The Company has entered into mortgage commitments with two banks to provide $2.5 million in mortgages related to two Amerihost properties and, in addition, expects to receive approximately $1.9 million on SBA Section 504 loan principal takeouts. Principal collections including prepayments of PMC Commercial's loans would also provide an available source of funds. The Company has commenced discussions with the bank to increase the revolving credit facility to $60 million. The Company has also commenced evaluation of between 12-15 of its Amerihost properties for inclusion in a debt security and is developing a loan pool of approximately $40 million to $50 million for a securitization transaction. The Company expects to increase the availability under its revolving credit facility. However there can be no assurances that the Company will be able to do so. If the bank is unwilling to extend the maturity date of the Revolver and the other sources of capital described above are not available at acceptable advance rates and/or interest rates, the Company may have to refer commitments to PMC Advisers, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets in order to cause the revolving credit facility to be reduced to $30 million at January 31, 2000.

NOTE 11.   BUSINESS SEGMENTS

Operating results and other financial data are presented for the principal business segments of the Company for the three and six months ended June 30, 1999. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which primarily originates loans to small business

                     PMC COMMERCIAL TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   BUSINESS SEGMENTS (CONTINUED)

enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Prior to June 30, 1998, the Company's business activities consisted solely of the Lending Division. Due to the allocation of interest based on the relative total assets of each division, the net income of the lending division for periods in the current year are not comparable to prior periods. The Company's business segment data for the three and six months ended June 30, 1999 is as follows:


                                                                THREE MONTHS ENDED JUNE 30, 1999
                                                       ------------------------------------------------
                                                                                             PROPERTY
                                                         TOTAL         LENDING DIVISION      DIVISION
                                                       ----------      ----------------      ----------
Revenue:
  Interest income - loans and other............        $    3,702         $     3,702        $       --
  Lease income.................................             1,944                  --             1,944
                                                       ----------         -----------        ----------
   Total.......................................             5,646               3,702             1,944
                                                       ----------         -----------        ----------
Expenses:

  Interest(1)..................................             1,850               1,175               675
  Advisory and servicing fees..................               548                 420               128
  Depreciation.................................               573                  --               573
  Other........................................               112                 112                --
                                                       ----------         -----------        ----------
   Total.......................................             3,083               1,707             1,376
                                                       ----------         -----------        ----------

Net income.....................................        $    2,563         $     1,995        $      568
                                                       ==========         ===========        ==========



                                                                SIX MONTHS ENDED JUNE 30, 1999
                                                       -------------------------------------------------
                                                                                               PROPERTY
                                                          TOTAL         LENDING DIVISION       DIVISION
                                                       -----------      ----------------      ----------
Revenue:
 Interest income - loans and other..............       $     7,306         $     7,306        $       --
 Lease income...................................             3,629                  --             3,629
                                                       -----------         -----------        ----------
   Total........................................            10,935               7,306             3,629
                                                       -----------         -----------        ----------

Expenses:
 Interest(1)....................................             3,443               2,200             1,243
 Advisory and servicing fees....................             1,079                 843               236
 Depreciation...................................             1,061                  --             1,061
 Other..........................................               198                 198                --
                                                       -----------         -----------        ----------
   Total........................................             5,781               3,241             2,540
                                                       -----------         -----------        ----------

Net income......................................       $     5,154         $     4,065        $    1,089
                                                       ===========         ===========        ==========

Total assets by division........................       $   203,484         $   130,033        $   73,451
                                                       ===========         ===========        ==========

(1) The Company allocates interest expense based on the relative total assets of each division.

                                     PART I
                              FINANCIAL INFORMATION

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is primarily a commercial lender that originates loans to small business enterprises, primarily collateralized by first liens on the real estate of the related business. The Company's lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, the Company originated and funded $10.6 million, $43.0 million and $43.1 million of loans. A substantial portion of these loan originations was to corporations and individuals in the lodging industry. The Company anticipates the dollar amount of loans to be originated in 1999 will be less than originations during each of the previous two years. See "Competition" and "Liquidity and Capital Resources" below. During March 1999, the Company completed the acquisition of four motel properties (the "Four Amerihost Properties" and, collectively with the Amerihost properties previously acquired, the "Amerihost Properties") from Amerihost Properties, Inc. or its subsidiaries ("Amerihost") for $10.8 million. This acquisition completes the purchase of the Amerihost Properties under the agreement with Amerihost, dated May 21, 1998, pursuant to which the Company agreed to acquire the 30 Amerihost Properties in a sale/leaseback transaction. Amerihost Properties, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission ("SEC"). Additional information about Amerihost can be obtained from the SEC's website at http://www.sec.gov.

         As of June 30, 1999, the Company's total loan portfolio outstanding was $122.5 million ($120.7 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.2%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, including all loan fees and prepayment fees earned, for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 were approximately 11.6%, 13.1% and 12.4%, respectively.

         As of June 30, 1999, the Company had one loan that was greater than 31 days delinquent. In addition, the Company has established a reserve in the amount of $100,000 against a loan that management has determined to be a potential "problem loan" since the borrower has lost his franchise affiliation. The aggregate principal balance outstanding of the "problem loan" at June 30, 1999 was approximately $1,006,000 and the borrower was current on all loan payments as of June 30, 1999. In the event such loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

PROPERTY ACQUISITION

         The following tables show statistical data regarding all 30 Amerihost Properties owned by the Company and leased to Amerihost Inns:

                                    SIX MONTHS ENDED JUNE 30,      % INCREASE
                                  ----------------------------
                                  1999 (1)            1998 (1)
                                  --------           ---------     ----------
          Occupancy                 56.80%              55.72%             1.9%
          ADR (2)                  $54.80              $52.62              4.1%
          RevPAR (3)               $31.13              $29.32              6.2%

         (1) The tables show financial and statistical data of the properties for the periods presented which includes periods prior to the date the Company acquired the properties. Room revenue was $10,317,000 and $9,562,000 for the six months ended June 30, 1999 and 1998, respectively (a 7.9% increase). The increase in revenue for the six months ended June 30, 1999, when compared to the six months ended June 30, 1998, is due partially to a property which opened in April 1998. Total available rooms increased from 326,105 during the six months ended June 30, 1998 to 331,510 during the six months ended June 30, 1999 (a 1.7% increase). All data has been provided by Amerihost.

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

COMPETITION

             The Company's primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. In management's opinion, there continues to be increased competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company believes that it competes effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision making processes, and the renewal options available to borrowers.

INTEREST RATE AND PREPAYMENT RISK

         The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to borrow funds or issue preferred shares of beneficial interest ("Preferred Shares") on favorable terms, and there can be no assurance that such borrowings or issuances can be achieved. The Company's net income is materially dependent upon the "spread" between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates) and the lease revenues on owned properties. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield, and the market price of the Company's Common Shares. As interest rates have declined, the Company has experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been reloaned at lower rates. A high volume of loan prepayments could have an adverse effect on the Company's business, financial condition and results of operations and on its ability to maintain distributions at current levels. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of principal prepayments.

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

         The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 "Accounting Practices of Real Estate Investment Trusts" ("SOP 75-2"), as modified by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". In accordance with SFAS No. 114, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company's Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. As of June 30, 1999, a $100,000 loan loss reserve had been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgement and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan, the effect to operating results may be material.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         The net income of the Company during the six months ended June 30, 1999 and 1998, was $5,154,000 and $5,363,000, or $0.79 and $0.83 per share, respectively. The basic weighted average shares outstanding increased by approximately 1% from 6,482,000 for the six months ended June 30, 1998 to 6,525,000 for the six months ended June 30, 1999 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan and the exercise of stock options. Revenues of the Company increased by $3,758,000, or 52%, from $7,177,000 during the six months ended June 30, 1998 to $10,935,000 during the six months ended June 30, 1999 due primarily to the lease revenue on owned properties commencing June 1998. Equity ownership in properties, while causing increased revenues also causes increased expenses (primarily depreciation, interest costs and advisory fees). While there was a decrease in net income, the funds from operations increased as a result of depreciation. Depreciation expense was $1,061,000 during the six months ended June 30, 1999, while no depreciation expense was incurred during the six months ended June 30, 1998 since the Company owned no properties prior to June 30, 1998.

         INTEREST INCOME - LOANS increased by $242,000 (4%), from $6,443,000 during the six months ended June 30, 1998, to $6,685,000 during the six months ended June 30, 1999. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees. This $242,000 increase in interest income-loans was primarily attributable to increases in the Company's outstanding loan portfolio. The average invested assets in loans to small businesses increased by $8.4 million (7%), from $114.5 million during the six months ended June 30, 1998, to $122.9 million during the six months ended June 30, 1999. Offsetting the increase in interest income - loans was the impact of a continued decrease in the weighted average contractual interest rate for loans outstanding. The weighted average contractual interest rate was 10.7% at June 30, 1998 compared to 10.2% at June 30, 1999.

         LEASE INCOME was $3.6 million during the six months ended June 30, 1999. The Company had negligible lease income in the first half of 1998 because the Company did not purchase the Amerihost Properties until June 30, 1998. This amount is attributable to the lease payments received on the 26 Amerihost Properties acquired by the Company primarily during June 1998 and the Four Amerihost Properties acquired in March 1999 pursuant to the sale/leaseback agreements.

         INTEREST AND DIVIDENDS - OTHER INVESTMENTS increased by $13,000 (9%) from $139,000 during the six months ended June 30, 1998, to $152,000 during the six months ended June 30, 1999. The average short-term investments of the Company increased by $1.2 million, from $5.6 million during the six months ended June 30, 1998, to $6.8 million during the six months ended June 30, 1999. This increase in average short-term investments is attributable to the restricted investments related to the secured financing completed in June 1998. There were no related investments during the six months ended June 30, 1998. The average yields on short-term investments during the six months ended June 30, 1999 and 1998 were approximately 4.2% and 4.8%, respectively.

         OTHER INCOME decreased by $109,000 (19%), from $578,000 during the six months ended June 30, 1998, to $469,000 during the six months ended June 30, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. The decrease was principally attributable to the reduced amount of prepayment fees collected during the six months ended June 30, 1999 of $362,000 compared to $408,000 during the six months ended June 30, 1998. During the six months ended June 30, 1999 and 1998, 10 and 9 loans in the amount of approximately $7.8 million and $8.4 million, respectively, paid in full. Prepayment fee income as a percentage of loans which paid in full was less during the six months ended June 30, 1999 than during the six months ended June 30, 1998 because four loans, paid in full during the six months ended June 30, 1999, did not have Yield Maintenance Premiums since these loans had bullet payment requirements at maturity. Prepayment fees result in one-time increases in the Company's other income, but will result in a long-term reduction in income if the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of loans which were prepaid. Prepayments generally increase during times of declining interest rates. The Company believes that while prepayments continued at accelerated levels during the second quarter of 1999, as a result of changes in the credit markets, the pace of prepayment activity may decrease later in the current fiscal year. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remained at low levels, borrowers appeared more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See "Loan Prepayment Considerations" and "Interest Rate and Prepayment Risk." In addition, the decrease was partially due to decreases in other loan-related fees, such as assumption, modification, construction, extension and other fees, decreasing by $62,000 from $169,000 during the six months ended June 30, 1998, to $107,000 during the six months ended June 30, 1999.

         INTEREST EXPENSE increased by $2,544,000 (283%) from $899,000 during the six months ended June 30, 1998 to $3,443,000 during the six months ended June 30, 1999. The increase was primarily a result of the issuance of the 1998 Notes used to purchase the Amerihost Properties, the assumption of notes on the Four Amerihost Properties, and borrowings pursuant to the Company's revolving credit facility used to originate loans. Interest expense during the six months ended June 30, 1999 consisted primarily of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $108,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $1,779,000), the revolving credit facility (approximately $1,251,000), and debt assumed on the Four Amerihost Properties ($179,000). During the six months ended June 30, 1998, interest expense consisted of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $474,000), interest incurred on the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $94,000) interest on the revolving credit facility (approximately $215,000) and interest incurred on borrower advances ($20,000).

         EXPENSES, OTHER THAN INTEREST EXPENSE, consist primarily of the servicing and advisory fees paid to PMC Advisers pursuant to an investment management agreement ("IMA") and depreciation related to the Amerihost Properties. Pursuant to the IMA, fees between 0.40% and 1.67% annually are charged to the Company based upon the average principal outstanding of the Company's loans. While PMC Advisers bears substantially all of the costs associated with the Company's operations, the Company does pay certain expenses, including, direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of trust managers who are not officers of the Company ("Independent Trust Managers"), the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than PMC Advisers, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses.

         In addition, the Company and PMC Advisers entered into a separate agreement relating to the supervision of the sale leaseback agreements between the Company and Amerihost (the "Lease Supervision Agreement" and together with the IMA, the "IMAs"). The Company is required to pay an annual fee (the "Lease Supervision Fee") of 0.70% of the cost of the Amerihost Properties ($73.0 million). As of April 1, 1999, the Lease Supervision Fee will be $511,000 per annum. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

         Pursuant to the IMAs, the Company incurred an aggregate of approximately $1,188,000 in management fees for the six months ended June 30, 1999 including approximately $237,000 for the Lease Supervision Fee. Of the total management fees paid or payable to PMC Advisers during the six months ended June 30, 1999, $28,000 has been offset against commitment fees as a direct cost of originating loans and $81,000 of fees charged related to the acquisition of the Four Amerihost Properties were capitalized as a cost of the properties. Investment management fees were approximately $1,507,000 for the six months ended June 30, 1998. Of the total management fees paid or payable to PMC Advisers during the six months ended June 30, 1998, $126,000 was offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and a $466,000 fee charged for the acquisition of the Amerihost Properties was capitalized as a cost of the properties. The decrease in investment management fees (based on the loans receivable outstanding) from $876,000 during the six months ended June 30, 1998 to $870,000 during the six months ended June 30, 1999, a decrease of $6,000, or 1%, (prior to offsetting direct costs related to the origination of loans), is primarily due to the lower fees charged on a portion of the outstanding portfolio. This decrease was partially offset by increases in the Company's loans. The average outstanding loans as defined by the IMA increased by $4.4 million (4%), from $115.6 million during the six months ended June 30, 1998, to $120.0 million during the six months ended June 30, 1999. The average common equity capital as defined in the IMA increased by $1.0 million (1%), from $93.2 million during the six months ended June 30, 1998, to $94.2 million during the six months ended June 30, 1999.

         DEPRECIATION EXPENSE was $1,061,000 during the six months ended June 30, 1999. This amount is attributable to depreciation of the Amerihost Properties acquired by the Company on June 30, 1998 and during March 1999, pursuant to the sale/leaseback agreement.

         GENERAL AND ADMINISTRATIVE EXPENSES increased by $14,000 (14%), from $101,000 during the six months ended June 30, 1998, to $115,000 during the six months ended June 30, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses are payable by PMC Advisers pursuant to the IMA.

         LEGAL AND ACCOUNTING FEES increased by $39,000 (89%), from $44,000 during the six months ended June 30, 1998, to $83,000 during the six months ended June 30, 1998. This increase is attributable to an increase in corporate activity when comparing the six months ended June 30, 1999 to the six months ended June 30, 1998.

         FEDERAL INCOME TAXES. As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

         THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         The net income of the Company during the three months ended June 30, 1999 and 1998, was $2,563,000 and $2,707,000, or $0.39 and $0.42 per share, respectively. The basic weighted average shares outstanding increased from 6,509,000 for the three months ended June 30, 1998 to 6,527,000 for the three months ended June 30, 1999 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan and the exercise of stock options. Revenues of the Company increased by $1,974,000, or 54%, from $3,672,000 during the three months ended June 30, 1998 to $5,646,000 during the three months ended June 30, 1999 due primarily to the lease revenue on owned properties commencing June 1998. Equity ownership in properties, while causing increased revenues also causes increased expenses (primarily depreciation, interest costs and advisory fees). While there was a decrease in net income, the funds from operations increased as a result of depreciation. Depreciation expense was $573,000 during the three months ended June 30, 1999, while no depreciation expense was incurred during the three months ended June 30, 1998 since the Company owned no properties prior to June 30, 1998.

         INTEREST INCOME - LOANS increased by $60,000 (2%), from $3,360,000 during the three months ended June 30, 1998, to $3,420,000 during the three months ended June 30, 1999. Interest income-loans represents income to the Company generated primarily by interest earned on the Company's outstanding loans and the accretion of deferred commitment fees. This $60,000 increase in interest income-loans was primarily attributable to increases in average invested assets in loans to small businesses which increased by $4.8 million (4%), from $118.1 million during the three months ended June 30, 1998, to $122.9 million during the three months ended June 30, 1999. This increase was partially offset by the decrease in the weighted average interest rate of the Company's outstanding loan portfolio. The weighted average interest rate at June 30, 1999 was 10.2% compared to 10.7% at June 30, 1998.

         LEASE INCOME was $1.9 million during the three months ended June 30, 1999. The Company had negligible lease income in the second quarter of 1998. This amount is attributable to the lease payments received on the Amerihost Properties acquired by the Company during June 1998 and March 1999, pursuant to the sale/leaseback agreements.

         INTEREST AND DIVIDENDS - OTHER INVESTMENTS increased by $1,000 (1%), from $74,000 during the three months ended June 30, 1998, to $75,000 during the three months ended June 30, 1999. The average short-term investments of the Company increased by $1.2 million, from $5.6 million during the three months ended June 30, 1998, to $6.8 million during the three months ended June 30, 1999. The average yields on short-term investments during the three months ended June 30, 1999 and 1998 were approximately 4.3% and 4.9%, respectively.

         OTHER INCOME decreased by $14,000 (6%), from $221,000 during the three months ended June 30, 1998, to $207,000 during the three months ended June 30, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Fees other than prepayment fees decreased by approximately $26,000. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company's lending activities. The decrease in fees other than prepayment fees was partially offset by an increase of $12,000 in prepayment fees which increased from $156,000 during the three months ended June 30, 1998, to $168,000 for the three months ended June 30, 1999. During the three months ended June 30, 1999 and 1998, four and seven loans in the amount of approximately $2.4 million and $5.7 million, respectively, paid in full. Although prepayments on loans which paid in full declined during the three months ended June 30, 1999, two loans had significant paydowns with significant related prepayment penalties. There were no such paydowns during the three months ended June 30, 1998. Prepayment fees result in one-time increases in the Company's other income, but will result in a long-term reduction in income if the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of loans which were prepaid. Prepayments generally increase during times of declining interest rates. While the Company anticipates loan prepayments for the remainder of 1999 will be in amounts less than the last six months of 1998, it is difficult to predict the amount of prepayments with any accuracy. The borrower's decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remained at low levels, borrowers appeared more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See -"Loan Prepayment Considerations" and -"Interest Rate and Prepayment Risk."

         INTEREST EXPENSE increased by $1,356,000 (274%) from $494,000 during the three months ended June 30, 1998 to $1,850,000 during the three months ended June 30, 1999. The increase was primarily a result of the issuance of the 1998 Notes used to purchase the Amerihost Properties and borrowings pursuant to the Company's revolving credit facility used to originate loans. Interest expense during the three months ended June 30, 1999 consisted primarily of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $32,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $899,000), notes assumed in the purchase of the Four Amerihost Properties (approximately $179,000) and the revolving credit facility (approximately $664,000). During the three months ended June 30, 1998, interest expense consisted of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $214,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $94,000), and interest on the revolving credit facility (approximately $153,000).

         EXPENSES, OTHER THAN INTEREST EXPENSE, consist primarily of the servicing and advisory fees paid to PMC

Advisers pursuant to the IMA and depreciation related to the Amerihost Properties. Pursuant to the IMA, fees between 0.40% and 1.67% annually are charged to the Company based upon the average principal outstanding of the Company's loans. While PMC Advisers bears substantially all of the costs associated with the Company's operations, the Company does pay certain expenses, including, direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of the Independent Trust Managers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company's custodian and transfer agent. The Company, rather than PMC Advisers, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses.

         In addition, the Company and PMC Advisers entered into a separate agreement relating to the Lease Supervision Agreement. The Company is required to pay the Lease Supervision Fee of 0.70% of the cost of the Amerihost Properties ($73.0 million). As of April 1, 1999, the Lease Supervision Fee will be approximately $511,000 per annum. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

         Pursuant to the IMAs, the Company incurred an aggregate of approximately $548,000 in management fees for the three months ended June 30, 1999 including approximately $129,000 for the Lease Supervision Fee. Investment management fees were approximately $1,085,000 for the three months ended June 30, 1998. Of the total management fees paid or payable to PMC Advisers during the three months ended June 30, 1998, $86,000 was offset against commitment fees as a direct cost of originating loans $165,000 was capitalized as part of the structured financing completed in June 1998 and a $466,000 fee charged for the acquisition of the Amerihost properties was capitalized as a cost of the properties. The decrease in investment management fees (based on the loans receivable outstanding) from $453,000 during the three months ended June 30, 1998 to $419,000 during the three months ended June 30, 1999, a decrease of $34,000, or 8%, (prior to offsetting direct costs related to the origination of loans), is primarily due to the lower fees charged on a portion of the outstanding portfolio. This decrease was partially offset by increases in the Company's loans and increases in common equity capital, including additional paid-in capital. The average outstanding loans as defined by the IMA increased by $1.0 million (1%), from $119.0 million during the three months ended June 30, 1998, to $120.0 million during the three months ended June 30, 1999. The average common equity capital as defined in the IMA increased by $0.2 million (-%), from $94.0 million during the three months ended June 30, 1998, to $94.2 million during the three months ended June 30, 1999.

         DEPRECIATION EXPENSE was $573,000 during the three months ended June 30, 1999. This amount is attributable to depreciation of the Amerihost Properties acquired by the Company on June 30, 1998 and during March 1999, pursuant to the sale/leaseback agreement.

         GENERAL AND ADMINISTRATIVE EXPENSES increased by $7,000 (10%), from $69,000 during the three months ended June 30, 1998, to $76,000 during the three months ended June 30, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses are payable by PMC Advisers pursuant to the IMA.

         LEGAL AND ACCOUNTING FEES increased by $12,000 (50%), from $24,000 during the three months ended June 30, 1998, to $36,000 during the three months ended June 30, 1999. This increase is attributable to an increase in corporate activity when comparing the three months ended June 30, 1999 to the three months ended June 30, 1998.

         FEDERAL INCOME TAXES. As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

         The Company generated $5,319,000 and $7,595,000 from operating activities during the six months ended June 30, 1999 and 1998, respectively. The primary source of funds is the net income of the Company. The decrease of $2,276,000 (30%) was primarily due to several factors including (i) the change related to "Due to affiliates" which decreased by $1,785,000 from a source of funds of $1,117,000 during the six months ended June 30,1998, to a use of funds of $668,000 during the six months ended June 30, 1999, (ii) fluctuations in borrower advances which decreased by $445,000 from a source of funds of $89,000 during the six months ended June 30, 1998, to a use of funds of $356,000 during the six months ended June 30, 1999,
(iii) the change related to "other liabilities" which decreased by $890,000 from $1,152,000 during the six months ended June 30,1998, to $262,000 during the six months ended June 30, 1999 and (iv) the decrease in net income of $209,000 from $5,363,000 during the six months ended June 30, 1998 to $5,154,000 during the six months ended June 30, 1999.

         The Company had a net use of funds of $908,000 and $80,460,000 in cash flows from investing activities during the six months ended June 30, 1999 and 1998, respectively. The decreased use of funds of $79,552,000 was due to; (i) the purchase of the Amerihost Properties in June 1988 for $62,731,000, and (ii) a decrease in use of funds of $15,043,000 in the loans funded during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

         The Company had a net use of funds of $4,305,000 and a net source of funds of $72,992,000 from financing activities during the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998 the Company issued $66,100,000 of loan backed fixed rate notes under the 1998 Partnership private placement and increased its revolving credit facility in order to purchase the 26 Amerihost Properties. The Company had no such large issuance during the six months ended June 30, 1999. The Company did obtain proceeds from its credit facility in order acquire the remaining Four Amerihost Properties in March 1999 and to fund increases in the loan portfolio. The Company's main use of funds from financing activities are the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $569,000 from $5,399,000 during the six months ended June 30, 1998, to $5,968,000 during the six months ended June 30, 1999. These dividend increases correspond to the increases in the Company's funds from operations.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans and to acquire commercial real estate. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

         As a REIT, the Company must distribute to its shareholders at least 95% of its taxable income to maintain its tax status under the Code. As a result, the Company's earnings will not be available to fund investments. In order to maintain and increase the investment portfolio, the Company has a continuing need for capital. The Company has historically met its capital needs through borrowings under its credit facility, structured sales/financings of its loan portfolio and the issuance of common stock. A reduction in the availability of these sources of funds could have a material adverse effect on the financial condition and results of the Company. The Company expects to obtain capital to fund loans through borrowings as detailed below.

         At June 30, 1999, the Company had $0.3 million of cash and cash equivalents and approximately $11.1 million of total loan commitments and approvals outstanding to 11 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, the Company had approximately $3.7 million of loan commitments outstanding pertaining to five partially funded construction loans and $2.4 million of commitments under the SBA 504 takeout program at June 30, 1999. The weighted average interest rate on loan commitments at June 30, 1999 was 9.5%. These commitments are made in the ordinary course of business and, in management's opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if the Company does not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to affiliates of the Company for which the Company will receive no income.

         In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio and/or acquisition of properties, the Company intends to use: (i) its revolving credit facility as described below, (ii) borrowings collateralized by the properties, (iii) issuance of debt securities including securitizations of loans or properties, (iv) placement of corporate long-term borrowings, and/or (v) offering of additional equity securities, including Preferred Shares. The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs. The ability of the Company to continue its historical growth, however, will depend on its ability to borrow funds and/or issue equity on acceptable terms. The Company has a revolving credit facility (the "Revolver") which provides the Company funds to originate loans and, on a limited basis, to purchase commercial real estate. The Revolver, as amended in March 1999, provides the Company with credit availability up to the lesser of $45 million or an amount equal to the sum of 50% of the value of the underlying loans collateralizing the borrowings up to 100% of the amount of the loans outstanding. At June 30, 1999, the Company had $37.9 million of outstanding borrowings under the Revolver and $7.1 million available thereunder, as amended. The Company is charged interest on the balance outstanding under the credit facility at the Company's election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. The facility matures on March 31, 2000 except for $15 million which matures January 31, 2000. The Company is presently negotiating with the bank to increase the Revolver to $60 million. Additional funds may also become available to the Company from the proceeds of SBA 504 Program loan takeouts. With regards to its Amerihost Properties, the Company is currently pursuing financing sources including both mortgages on individual properties owned by the Company and a combination of smaller pools of properties identified for inclusion in commercial mortgage backed securities ("CMBS"). The Amerihost Properties are relatively new and have not achieved their optimal cash flow. Thus, the amount of leverage currently available through CMBS transactions is lower than that which management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. When the CMBS markets value the properties as management anticipates, the Company may utilize them in order to issue debt in a securitization. Currently, the Company has mortgaged three of the Amerihost Properties for $4.2 million and has entered into commitments to mortgage two of the Amerihost Properties for additional aggregate proceeds of $2.5 million at a weighted average interest rate of 7.5% for all five mortgages. Mortgages and commitments have five-year maturities and 20-year amortization periods. With regard to its loans, the Company anticipates that during the latter part of 1999 or in the first quarter of 2000, it may offer an additional structured sale or securitization of loans for proceeds of approximately $40 to $45 million. Management anticipates these sources of funds, (i) its revolving credit facility, (ii) borrowings collateralized by the properties, (iii) issuance of debt securities including securitizations of loans or properties,
(iv) placement of corporate long-term borrowings, and/or (v) offering of additional equity securities, including Preferred Shares will be adequate to meet its existing obligations. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company may have to continue originating loans at the present slow rate. If the bank is unwilling to extend the maturity date of the Revolver and the other sources of capital described above are not available at acceptable advance rates and/or interest rates, the Company may have to refer commitments to PMC Advisers, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets in order to cause the revolving credit facility to be reduced to $30 million.

LEVERAGE

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

         The assessment process relating to PMC Advisers's loan receivable servicing operations has been substantially completed. In addition, PMC Advisers has initiated and substantially completed formal communications with its significant suppliers to determine the extent to which PMC Advisers is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

         The Company, through PMC Advisers, used internal resources to test the software for Year 2000 compliance. The Company has substantially completed its Year 2000 assessment and remediation as of the end of the second quarter of 1999. The Company will not incur any direct costs as a result of the advisory relationship with PMC Advisers. The Costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, completion by third parties (primarily the Company's bank) of their Year 2000 evaluations and their required modifications. Management believes that PMC Advisers is devoting the necessary resources to identify and resolve significant Year 2000 issues related to the Company in a timely manner.

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

The Company's FFO for the three and six months ended June 30, 1999 and 1998 was computed as follows:


                                                          SIX MONTHS ENDED              THREE MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     ---------------------------    --------------------------
                                                         1999            1998          1999            1998
                                                     ------------    -----------    -----------     ----------
                                                                         (IN THOUSANDS)
     Net income................................      $      5,154    $     5,363    $     2,563     $    2,707
     Add depreciation..........................             1,061             --            573             --
                                                     ------------    -----------    -----------     ----------

     FFO.......................................      $      6,215    $     5,363    $     3,136     $    2,707
                                                     ============    ===========    ===========     ==========

     Basic weighted average shares
        outstanding............................             6,526          6,482          6,528          6,509
                                                     ============    ===========    ===========     ==========


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

                                     PART I
                              FINANCIAL INFORMATION

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in interest rates.

         The Company's balance sheet consists of two items subject to interest rate risk. The majority of the Company's investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of the Company's loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate and Prepayment Risk." The Company's liabilities consist primarily of the 1998 Notes, of approximately $57.4 million at June 30, 1999 and amounts outstanding under the Company's Revolver of approximately $37.9 million. The Company's 1998 Notes are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, the Company's Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate of 7.25%, on an annualized basis, interest expense would increase by approximately $758,000 on the amount outstanding of $37.9 million at June 30, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders

               At the Company's Annual Meeting of Shareholders held on May 12, 1999, the following members were elected to the Board of Trust
               Managers:

               Andrew S. Rosemore
               Lance B. Rosemore
               Nathan Cohen
               Martha Greenberg
               Roy H. Greenberg
               Irving Munn
               Ira Silver

               The following proposal was approved at the Company's Annual
               Meeting:


                                                                                                     Abstentions
                                                                       Affirmation      Negative     and Broker
                                                                          Votes           Votes      Non-Votes
                                                                       -----------      --------     -----------
               To ratify the appointment of PricewaterhouseCoopers      5,998,817        22,089         46,564
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


                                                 PMC Commercial Trust

Date:   8/16/99                                  /s/ Lance B. Rosemore
        -------                                  ------------------------------
                                                 Lance B. Rosemore
                                                 President


Date:   8/16/99                                  /s/ Barry N. Berlin
        -------                                  ------------------------------
                                                 Barry N. Berlin
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
   27              Financial Data Schedule