Form 10-Q
period 1999-09-30
PMC COMMERCIAL TRUST /TX
filed 1999-11-15
CIK 908311

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to

                  Commission File Number 1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

TEXAS	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO

As of November 1, 1999, Registrant had outstanding 6,532,793 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART    I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	1999	1998

	(Unaudited )

ASSETS

Investments:

Loans receivable, net	$119,396	$119,712

Real estate investments, net	71,160	61,774

Restricted investments	8,570	13,290

Cash equivalents	161	202

Total investments	199,287	194,978

Other assets:

Cash	94	23

Interest receivable	624	786

Deferred borrowing costs, net	484	637

Other assets, net	386	266

Total other assets	1,588	1,712

Total assets	$200,875	$196,690

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$65,133	$66,852

Revolving credit facility	36,085	28,535

Dividends payable	3,005	2,967

Due to affiliates	506	1,232

Borrower advances	946	788

Unearned commitment fees	341	558

Interest payable	360	494

Other liabilities	2,202	1,827

Total liabilities	108,578	103,253

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized

100,000,000 shares of $0.01 par value; 6,532,793 and 6,520,037 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively	65	65

Additional paid-in capital	94,295	94,102

Cumulative net income	44,724	37,048

Cumulative dividends	(46,787)	(37,778)

Total beneficiaries’ equity	92,297	93,437

Total liabilities and beneficiaries’ equity	$200,875	$196,690

Net asset value per share	$14.13	$14.33

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended September 30,

	1999	1998

	(Unaudited)

Revenues:

Interest income - loans	$9,966	$10,021

Lease income	5,589	1,678

Interest and dividends - other investments	208	224

Other income	687	1,206

Total revenues	16,450	13,129

Expenses:

Interest	5,243	2,555

Advisory and servicing fees to affiliate, net	1,628	1,276

Depreciation	1,634	488

General and administrative	157	150

Legal and accounting fees	114	52

Provision for loan losses	-	30

Total expenses	8,776	4,551

Net income	$7,674	$8,578

Basic weighted average shares outstanding	6,528	6,492

Diluted weighted average shares outstanding	6,528	6,492

Basic and diluted earnings per share	$1.18	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30,

	1999	1998

	(Unaudited)

Revenues:

Interest income - loans	$3,281	$3,578

Lease income	1,961	1,661

Interest and dividends - other investments	56	85

Other income	219	628

Total revenues	5,517	5,952

Expenses:

Interest	1,800	1,656

Advisory and servicing fees to affiliate, net	549	526

Depreciation	573	488

General and administrative	42	49

Legal and accounting fees	30	8

Provision for loan losses	-	10

Total expenses	2,994	2,737

Net income	$2,523	$3,215

Basic weighted average shares outstanding	6,532	6,512

Diluted weighted average shares outstanding	6,533	6,512

Basic and diluted earnings per share	$0.39	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	1999	1998

	(Unaudited)

Cash flows from operating activities:

Net income	$7,674	$8,578

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,634	488

Accretion of discount and fees	(459)	(488)

Amortization of organization and borrowing costs	153	166

Provision for loan losses	-	30

Commitment fees collected, net	31	366

Construction monitoring fees collected, net	33	34

Changes in operating assets and liabilities:

Accrued interest receivable	162	(133)

Other assets	(120)	(846)

Interest payable	(134)	284

Borrower advances	158	784

Due to affiliates	(726)	263

Other liabilities	375	1,533

Net cash provided by operating activities	8,781	11,059

Cash flows from investing activities:

Loans funded	(14,445)	(34,125)

Principal collected	14,940	17,700

Purchase of real estate	(4,094)	(62,730)

Release of (investment in) restricted investments, net	4,720	(1,546)

Net cash provided by (used in) investing activities	1,121	(80,701)

Cash flows from financing activities:

Proceeds from issuance of common shares	194	2,072

Proceeds from issuance of notes payable	6,975	117,735

Proceeds from revolving credit facility, net	7,550	-

Payment of principal on notes payable	(15,573)	(41,240)

Payment of issuance costs	(47)	(624)

Payment of dividends	(8,971)	(8,212)

Net cash provided by (used in) financing activities	(9,872)	69,731

Net increase in cash and cash equivalents	30	89

Cash and cash equivalents, beginning of period	225	36

Cash and cash equivalents, end of period	$255	$125

Supplemental disclosures:

Dividends reinvested	$162	$231

Dividends declared, not paid	$3,005	$2,931

Interest paid	$5,377	$2,679

Assets purchased with assumed debt	$6,926	$-

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

        The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial”) and its subsidiaries (collectively, with PMC Commercial, the “Company”) as of September 30, 1999 and the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have not been audited by independent accountants. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

        Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 1998 Annual Report on Form 10-K.

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

        The results for the three and nine months ended September 30, 1999 are not necessarily indicative of future financial results.

Note 2.  Reclassification

        Certain prior period amounts have been reclassified to conform to current year presentation.

Note 3.  Basis for Consolidation

        During 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the “1996 Partnership”), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for the 1996 Partnership. During 1998, PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), and PMCT Corp. 1998-1, a Delaware corporation were formed. PMCT Corp. 1998-1 is the general partner for the 1998 Partnership. In addition, during March 1999, four separate Delaware limited partnerships and related corporate general partners were formed to own each of the four acquired Amerihost Properties (the “Special Purpose Entities”). PMC Commercial directly or indirectly owns 100% of PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, the 1998 Partnership and the Special Purpose Entities. Accordingly, the consolidated financial statements include the accounts of PMC Commercial, PMC Commercial Corp., the 1996 Partnership, PMCT Corp. 1998-1, the 1998 Partnership and the Special Purpose Entities.

Note 4.  Real Estate Investments

        Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets and estimated residual values. The buildings and improvements are being depreciated utilizing a 35-year useful life and the furniture, fixtures and equipment are being depreciated over a seven-year useful life. Maintenance and repairs are the responsibility of the lessee and are charged to the lessee’s operations as incurred; major replacements, renewals and improvements are capitalized.

        The Company periodically reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Real Estate Investments (continued)

circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on anticipated discounted cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its real estate investments. Real estate investments consist of the following:

	September 30,	December 31,
	1999	1998

	(In thousands)

Land	$7,944	$6,900

Buildings and improvements	60,322	51,126

Furniture, fixtures and equipment	5,504	4,724

	73,770	62,750

Accumulated depreciation	(2,610)	(976)

Real estate investments, net	$71,160	$61,774

Note 5.  Dividends

        During January 1999, the Company paid $0.455 per share in dividends to common shareholders of record on December 31, 1998. During April and July 1999, the Company paid $0.46 per share in dividends to common shareholders of record on March 31, 1999 and September 30, 1999, respectively. The Company declared a $0.46 per share dividend to common shareholders of record on September 30, 1999, which was paid on October 12, 1999.

Note 6.  Related Party Transactions

        The loans of the Company are managed by PMC Advisers, Ltd. and it subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

        Pursuant to the IMA, fees between 0.40% and 1.67%, annually, are charged to the Company based upon the average principal outstanding of the Company’s loans. In addition, PMC Advisers earns fees for its assistance in the issuance of the Company’s debt and equity securities. During 1998, the Lease Supervision Agreement was entered into which provides an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on properties acquired by the Company. In addition, the Lease Supervision Agreement provides for a fee relating to the acquisition of properties by the Company of 0.75% of the acquisition cost.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Related Party Transactions (continued)

        Fees associated with the IMAs consist of the following:

	Nine Months Ended		Three Months Ended
	September 30		September 30,

	1999	1998	1999	1998

	(In thousands)

Total fees incurred	$1,756	$2,078	$568	$571

Less: Capitalized as cost of originating loans	(47)	(171)	(19)	(45)
Capitalized as cost of property acquisitions

and structured financing	(81)	(631)	-	-

Investment management fee expense	$1,628	$1,276	$549	$526

Note 7.  Notes Payable

Revolving Credit Facility

        The Company has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate up to the lesser of $45 million or an amount equal to the sum of (i) 50% of the value of the underlying property collateralizing the borrowings up to 100% of the loan principal amount outstanding. At September 30, 1999, the Company had a $45 million credit facility with $36.1 million in debt outstanding and availability of an additional $8.9 million. At September 30, 1998, the Company had a $30 million credit facility with $22.3 million outstanding and availability of an additional $7.7 million. The Company is charged interest on the balance outstanding under the credit facility, at the option of the Company, at either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. At September 30, 1999, the weighted average interest rate on short-term borrowings under the revolving credit facility was approximately 7.2%. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of senior debt to net worth (as defined in the credit facility) will not exceed 2.0 times. At September 30, 1999 the Company was in compliance with all covenants of this facility. The facility matures on March 31, 2000 except for $15 million borrowed under an extension and modification agreement which matures January 31, 2000.

Structured Financings

        In March 1996, the 1996 Partnership completed a private placement (the “1996 Private Placement”) of $29,500,000 of its Fixed Rate Loan Backed Notes, Series 1996-1 (the “1996 Notes”). In connection with the 1996 Private Placement, the 1996 Notes were given a rating of “AA” by Duff & Phelps Credit Rating Co. The Company owns, directly or indirectly, all of the interests of the 1996 Partnership. The 1996 Notes, issued at par, have a stated maturity in 2016, bear interest at the rate of 6.72% per annum, and were collateralized by an initial amount of approximately $39.7 million of loans contributed by the Company to the 1996 Partnership. On July 1, 1999, the Company redeemed all of its remaining outstanding 1996 Notes (aggregating $628,000) under the cleanup call provisions of the private placement agreement. The costs associated with the redemption were not material and were recognized in July 1999.

        In June 1998, the 1998 Partnership completed a private placement (the “1998 Private Placement”) of $66,100,000 of its Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”). In connection with this transaction, the 1998 Notes were given a rating of “Aaa” by Moody’s Investors Service, Inc. PMC Commercial owns, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans contributed by PMC Commercial to the 1998 Partnership. At September 30, 1999, approximately $51.4 million of those loans remained outstanding. PMC Commercial, through PMC Advisers, services the loans contributed to the 1998 Partnership. PMC Commercial has no obligation to pay the 1998 Notes

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Notes Payable (continued)

nor do the holders of the 1998 Notes have any recourse against the assets of PMC Commercial. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to PMC Commercial in accordance with its interest in the 1998 Partnership. PMC Commercial utilized these proceeds to help fund the acquisition of the Amerihost properties. The 1998 Partnership’s assets consist solely of the loans acquired from PMC Commercial, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at September 30, 1999 was $51.4 million. All principal collected on the underlying loans during the monthly period (as defined in the related trust indenture) are used to make the required principal payment on the first business day of the following month.

        PMC Commercial receives distributions from the 1998 Partnership. Pursuant to the trust indenture, distributions of the net assets of PMC Commercial’s wholly-owned subsidiaries are limited. As of September 30, 1999, the dividends available for distribution from the 1998 Partnership were approximately $264,000, which were distributed to PMC Commercial in October 1999.

Mortgages Payable — PMC Commercial

        During the second quarter of 1999, PMC Commercial completed mortgages on five separate properties. The related notes each have terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 7.75%. The remaining note’s term is 9 years, has no prepayment penalty and has an interest rate reset at the end of its fifth year. The proceeds from the mortgages of approximately $6.9 million were used to pay down the Company’s revolving credit facility. Subsequent to September 30, 1999, the Company completed a mortgage on another property for proceeds of $1.7 million at an interest rate of 8.00%.

Other Mortgages Payable

        The Company has assumed mortgages payable related to the four properties acquired in March 1999 that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over a 20-year period, have remaining maturities of between 15 and 20 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These mortgages payable are obligations of the Special Purpose Entities and two of the notes in the aggregate amount of approximately $2.9 million are not guaranteed by PMC Commercial.

Note 8.  Net Income Per Share

        The weighted average number of common shares of beneficial interest outstanding were 6,527,562 and 6,491,882 for the nine months ended September 30, 1999 and 1998, respectively, and 6,532,213 and 6,511,748 for the three months ended September 30, 1999 and 1998, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 617 shares and 3500 shares for the effect of stock options during the nine months ended September 30, 1999 and 1998, respectively, and approximately 416 shares and 3500 shares for the three months ended September 30, 1999 and 1998, respectively.

Note 9.  Property Acquisition

During March 1999, the Company acquired four hospitality properties (the “Four Amerihost Properties”) for an aggregate purchase price of $10.8 million. Pursuant to the sale/leaseback agreement, the Company leases the Four Amerihost Properties to Amerihost Inns, a wholly-owned subsidiary of Amerihost Properties, Inc. (“Amerihost”), for an initial 10 year period, with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of two percent per year beginning after the third year. The aggregate amount of the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Property Acquisition (continued)

lease payments to be received by the Company for the Four Amerihost Properties is approximately $1.1 million per year, subject to CPI increases described above. Accordingly, the aggregate Base Rent payment for the 30 acquired Amerihost properties has increased to $7.3 million per year subject to the CPI increases as described above, plus 2% of the gross room revenues as defined in the master lease agreement. Amerihost Properties, Inc. guarantees the lease payment obligation of Amerihost Inns in the master lease agreement. Amerihost Properties, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission. Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

Note 10.  Commitments and Contingencies

        Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 1999, the Company had approximately $10 million of total loan commitments and approvals outstanding to five small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, the Company had approximately $1.2 million of loan commitments outstanding pertaining to three partially funded construction loans and $800,000 of commitments under the SBA 504 takeout program at September 30, 1999. The weighted average interest rate on loan commitments at September 30, 1999 was 9.4%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the Loan Origination Agreement included in the IMA, should the Company not have funds available for commitments, such commitments will be transferred back to PMC Advisers.

        In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on the Company’s financial position or results of operations.

        At September 30, 1999, the Company has approximately $8.9 million available under the $45.0 million revolving credit facility which matures March 31, 2000; $15 million of the facility presently matures on January 31, 2000. As described above, to the extent the Company does not have available funds for commitments, such commitments will be referred to affiliated entities. The Company expects to receive approximately $1.2 million on SBA Section 504 loan principal takeouts within the next six months. Principal collections including prepayments of PMC Commercial’s loans could also provide an available source of funds. The Company is currently negotiating a syndicated credit facility with a group of banks and anticipates the facility will be entered into by the end of November 1999. This new credit facility is expected to aggregate $45.0 million and mature three years from the date of the agreement. Under the terms of the agreement, an additional $15 million credit facility will be available through April 30, 2000. The Company is also developing a loan pool of approximately $40 million to $50 million for a securitization transaction which is anticipated to be completed before the end of the first quarter of 2000. However, there can be no assurances that the Company will be able to complete the above transactions. If the bank is unwilling to extend the maturity date of the existing credit facility and the other sources of capital described above are not available at acceptable advance rates and/or interest rates, the Company may have to refer commitments to PMC Advisers, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets in order to cause the revolving credit facility to be reduced to $30 million at January 31, 2000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Business Segments

        Operating results and other financial data are presented for the principal business segments of the Company for the three and nine months ended September 30, 1999 and 1998. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which primarily originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Prior to June 30, 1998, the Company’s business activities consisted solely of the Lending Division. Due to the allocation of interest based on the relative total assets of each division, the net income of the lending division for periods in the current year is not comparable to prior periods. The Company’s business segment data for the three and nine months ended September 30, 1999 and 1998 is as follows:

	Three Months Ended

	September 30, 1999			September 30, 1998

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenue:
Interest income - loans and other

portfolio income	$3,556	$3,556	$-	$4,291	$4,291	$-

Lease income	1,961	-	1,961	1,661	-	1,661

Total	5,517	3,556	1,961	5,952	4,291	1,661

Expenses:

Interest(1)	1,800	1,135	665	1,656	1,129	527

Advisory and servicing fees	549	421	128	526	417	109

Depreciation	573	-	573	488	-	488

Other	72	56	16	67	67	-

Total	2,994	1,612	1,382	2,737	1,613	1,124

Net Income	$2,523	$1,944	$579	$3,215	$2,678	$537

	Nine Months Ended

	September 30, 1999			September 30, 1998

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenue:
Interest income - loans and other

portfolio income	$10,861	$10,861	$-	$11,451	$11,451	$-

Lease income	5,589	-	5,589	1,678	-	1,678

Total	16,450	10,861	5,589	13,129	11,451	1,678

Expenses:

Interest(1)	5,243	3,335	1,908	2,555	2,028	527

Advisory and servicing fees	1,628	1,264	364	1,276	1,167	109

Depreciation	1,634	-	1,634	488	-	488

Other	271	255	16	232	232	-

Total	8,776	4,854	3,922	4,551	3,427	1,124

Net Income	$7,674	$6,007	$1,667	$8,578	$8,024	$554

Total assets	$200,875	127,755	$73,120	$197,347	134,448	$62,899

(1)  The Company allocates interest expense based on the relative total assets of each division.

PART I

Financial Information

ITEM 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

        The Company is primarily a commercial lender that originates loans to small business enterprises, primarily collateralized by first liens on the real estate of the related business. The Company’s lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, the Company originated and funded $14.4 million, $43.0 million and $43.1 million of loans. A substantial portion of these loan originations was to corporations and individuals in the lodging industry. The Company anticipates the dollar amount of loans to be originated in 1999 will be substantially less than originations during each of the previous two years; however, originations during 2000 should exceed 1999 levels. See “Competition” and “Liquidity and Capital Resources” below. During March 1999, the Company completed the acquisition of four motel properties (the “Four Amerihost Properties” and, collectively with the Amerihost properties previously acquired, the “Amerihost Properties”) from Amerihost Properties, Inc. or its subsidiaries (“Amerihost”) for $10.8 million. This acquisition completes the purchase of the Amerihost Properties under the agreement with Amerihost, dated May 21, 1998, pursuant to which the Company agreed to acquire the 30 Amerihost Properties in a sale/leaseback transaction. Amerihost Properties, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

        As of September 30, 1999, the Company’s total loan portfolio outstanding was $121.0 million ($119.4 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.2%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, including all loan fees and prepayment fees earned, for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 were approximately 11.7%, 13.1% and 12.4%, respectively.

        As of September 30, 1999, the Company had one loan that was greater than 31 days delinquent. In addition, the Company has established a reserve in the amount of $100,000 against a loan that management has determined to be a potential “problem loan”. The aggregate principal balance outstanding of the “problem loan” at September 30, 1999 was approximately $999,000 and the borrower was current on all loan payments as of September 30, 1999. In the event this loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

Property Acquisition

        The following tables show statistical data regarding all 30 Amerihost Properties owned by the Company and leased to Amerihost Inns:

	Nine Months Ended September 30,		% Increase

	1999 (1)	1998 (1)

Occupancy	60.63%	59.99%	1.1%
ADR (2)	$55.96	$53.35	4.9%
RevPAR (3)	$33.93	$32.00	6.0%
Revenue	$16,964,000	$15,830,000	7.2%
Rooms Rented	500,008	494,680	1.1%

(1)	The tables show financial and statistical data of the properties for the periods presented which includes periods prior to the date the Company acquired the properties. All data has been provided by Amerihost.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

Loan Prepayment Considerations

        The terms of the loans originated by the Company generally provide that voluntary prepayments of principal of the loans are permitted, subject to a yield maintenance charge (a “Yield Maintenance Charge”). The Yield Maintenance Charge will generally be equal to the greater of either 95 days of interest at the stated interest rate applied to the amount of principal being prepaid, or a yield maintenance premium (the “Yield Maintenance Premium”). For the majority of the Company’s loans, the Yield Maintenance Premium is calculated by multiplying the amount of principal being prepaid by the product of the number of years remaining to maturity of the loan and the Reinvestment Rate (as defined hereafter). For the majority of the loans, the “Reinvestment Rate” is the difference between the U.S. Treasury Rate nearest to the loan’s original maturity at the time of origination of the loan and the 5-year U.S. Treasury Rate at the time of prepayment. Generally, as prevailing interest rates decline, the amount of the Yield Maintenance Premium increases. Some of the loans permit the prepayment of up to 10% of the original loan principal balance per year without penalty.

Competition

        The Company’s primary competition comes from banks, financial institutions and other lenders. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. In management’s opinion, there continues to be increased competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company believes that it competes effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

Interest Rate and Prepayment Risk

        The ability of the Company to achieve certain of its investment objectives will depend in part on its ability to borrow funds on favorable terms, and there can be no assurance that such borrowings or issuances can be achieved. The Company’s net income of the lending division is materially dependent upon the “spread” between the rate at which it borrows funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which it loans these funds (typically long-term at fixed rates) and the lease revenues on owned properties. During periods of changing interest rates, interest rate mismatches could negatively impact the Company’s net income, dividend yield, and the market price of the Company’s Common Shares. As interest rates have declined, the Company has experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been reloaned at lower rates. A high volume of loan prepayments could have an adverse effect on the Company’s business, financial condition and results of operations and on its ability to maintain distributions at current levels. The loans originated by the Company have prepayment fees charged as described above which the Company believes helps mitigate the likelihood and effect of principal prepayments. While prepayments continued at accelerated levels through the second quarter of 1999, as a result of recent changes in the credit markets, the pace of prepayment activity decreased during the third quarter of 1999 and the Company believes that as a result of the current interest rate environment the prepayment activity may continue at these lower levels during the remainder of the current fiscal year.

Certain Accounting Considerations

        The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company follows the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 “Accounting Practices of Real Estate Investment Trusts” (“SOP 75-2”), as modified by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. In accordance with SFAS No. 114, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by the Company’s Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. As of September 30, 1999, a $100,000 loan loss reserve had been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan, the effect to operating results may be material.

Results of Operations

        Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

        The net income of the Company during the nine months ended September 30, 1999 and 1998 was $7,674,000 and $8,578,000, or $1.18 and $1.32 per share, respectively. The basic weighted average shares outstanding increased by approximately 1% from 6,492,000 for the nine months ended September 30, 1998 to 6,528,000 for the nine months ended September 30, 1999 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan and the exercise of stock options. Revenues of the Company increased by $3,321,000, or 25%, from $13,129,000 during the nine months ended September 30, 1998 to $16,450,000 during the nine months ended September 30, 1999 due primarily to the lease revenue on owned properties commencing June 1998. Equity ownership in properties, while causing increased revenues also causes increased expenses (primarily depreciation, interest costs and advisory fees). While there was a decrease in net income, the Company’s funds from operations increased due to the effect of depreciation (see “Funds From Operations”). Depreciation expense increased by $1,146,000, or 235%, from $488,000 for the nine months ended September 30, 1998 to $1,634,000 during the nine months ended September 30, 1999. The increase in depreciation expense results from the acquisition of properties during June, 1998 and March, 1999.

        Interest income - loans decreased by $55,000 (1%) from $10,021,000 during the nine months ended September 30, 1998 to $9,966,000 during the nine months ended September 30, 1999. Interest income-loans represents income generated primarily by interest earned on the Company’s outstanding loans and the accretion of deferred commitment fees. This $55,000 decrease in interest income-loans was primarily attributable to the impact of a continued decline in the weighted average contractual interest rate on loans outstanding. The weighted average contractual interest rate was 10.5% at September 30, 1998 compared to 10.2% at September 30, 1999. Partially offsetting the decrease in weighted average interest rates was an increase in the Company’s average outstanding loan portfolio. The average outstanding loan portfolio increased by $3.4 million (3%), from $117.6 million during the nine months ended September 30, 1998, to $121.0 million during the nine months ended September 30, 1999.

        Lease income increased by $3,911,000 (233%) from $1,678,000 during the nine months ended September 30, 1998 to $5,589,000 during the nine months ended September 30, 1999. The Company acquired 26 Amerihost Properties during June 1998. As a result, for the nine months ended September 30, 1998, the Company earned lease revenue for a three-month period while the lease income for the nine months ended September 30, 1999 includes lease revenue for the entire nine-month period. In addition, lease income increased as a result of lease revenue derived from the Four Amerihost Properties which were acquired in March 1999.

        Interest and dividends - other investments decreased by $16,000 (7%) from $224,000 during the nine months ended September 30, 1998 to $208,000 during the nine months ended September 30, 1999. The average short-term investments of the Company increased by $200,000, from $6.0 million during the nine months ended September 30, 1998, to $6.2 million during the nine months ended September 30, 1999. The average yields on short-term investments during the nine months ended September 30, 1999 and 1998 were approximately 4.3% and 5.0%, respectively.

        Other income decreased by $519,000 (43%) from $1,206,000 during the nine months ended September 30, 1998 to $687,000 during the nine months ended September 30, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company’s lending activities.

        The decrease was principally attributable to the reduced amount of prepayment fees collected during the nine months ended September 30, 1999 of $494,000 compared to $953,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1999 and 1998, nine and 10 loans in the amount of approximately $7.9 million and $9.8 million, respectively, paid in full prior to their stated maturity. Additionally, one of the loans which paid in full during the three months ended September 30, 1998 had a significant penalty. Prepayment fee income as a percentage of loans which paid in full was less during the nine months ended September 30, 1999 than during the nine months ended September 30, 1998 because the Yield Maintenance Premiums were not as large due to (i) the lower interest rates on the loans which prepaid and (ii) the higher interest rates on U.S. Treasuries. Prepayment fees result in one-time increases in the Company’s other income, but will result in a long-term reduction in income if the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of loans which were prepaid. Prepayments generally increase during times of declining interest rates. The Company believes that while prepayments continued at accelerated levels through the second quarter of 1999, as a result of changes in credit markets, the pace of prepayment activity decreased during the third quarter and the Company believes that as a result of the current interest rate environment the prepayment activity may continue at these lower levels during the remainder of the current fiscal year. The borrower’s decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remained at low levels, borrowers appeared more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See “- Loan Prepayment Considerations” and “- Interest Rate and Prepayment Risk.”

        In addition, the decrease in other income was partially due to decreases in other loan-related fees, such as assumption, modification, construction, extension and other fees, decreasing by $88,000 from $205,000 during the nine months ended September 30, 1998 to $117,000 during the nine months ended September 30, 1999.

        Interest expense increased by $2,688,000 (105%) from $2,555,000 during the nine months ended September 30, 1998 to $5,243,000 during the nine months ended September 30, 1999. The increase was primarily a result of the issuance of the 1998 Notes used to purchase the Amerihost Properties, the assumption of notes on the Four Amerihost Properties, the new mortgages on five of the Amerihost properties and increases in the borrowings under the Company’s revolving credit facility used to originate loans. The increase in interest expense was partially offset by decreases in interest expense due to the redemption of the remaining 1996 Notes. Interest expense during the nine months ended September 30, 1999 consisted primarily of interest incurred on the 1996 Notes (approximately $108,000), the 1998 Notes (approximately $2,607,000), the revolving credit facility (approximately $1,948,000), and debt related to the Amerihost Properties ($427,000). During the nine months ended September 30, 1998, interest expense consisted of interest incurred on the 1996 Notes (approximately $666,000), interest incurred on the 1998 Notes (approximately $1,115,000), and interest on the revolving credit facility (approximately $582,000).

        Advisory and servicing fees to affiliate, net increased by $352,000 (28%) from $1,276,000 during the nine months ended September 30, 1998 to $1,628,000 during the nine months ended September 30, 1999. Pursuant to the investment management agreement (“IMA”), fees between 0.40% and 1.67% annually are charged to the Company based upon the average principal outstanding of the Company’s loans. While PMC Advisers bears substantially all of the costs associated with the Company’s operations, the Company does pay certain expenses, including, direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of trust managers who are not officers of the Company (“Independent Trust Managers”), the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of the Company’s custodian and transfer agent. The Company, rather than PMC Advisers, is also required to pay expenses associated with any litigation and other extraordinary or nonrecurring expenses.

        In addition, the Company and PMC Advisers entered into a separate agreement relating to the supervision of the sale-leaseback agreements between the Company and Amerihost (the “Lease Supervision Agreement” and together with the IMA, the “IMAs”). The Company is required to pay an annual fee (the “Lease Supervision Fee”) of 0.70% of the original cost of the Amerihost Properties ($73.0 million). As of April 1, 1999, the Lease Supervision Fee is $511,000 per annum. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

        Pursuant to the IMAs, the Company incurred an aggregate of approximately $1,756,000 in management fees for the nine months ended September 30, 1999 including approximately $364,000 for the Lease Supervision Fee. Of the total management fees paid or payable to PMC Advisers during the nine months ended September 30, 1999, $47,000 has been offset against commitment fees as a direct cost of originating loans and $81,000 of fees charged related to the acquisition of the Four Amerihost Properties were capitalized as a cost of the properties. Investment management fees were approximately $2,078,000 for the nine months ended September 30, 1998. Of the total management fees paid or payable to PMC Advisers during the nine months ended September 30, 1998, $171,000 was offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and a $466,000 fee charged for the acquisition of the Amerihost Properties was capitalized as a cost of the properties. The increase in investment management fees (based on the loans receivable outstanding) from $1,335,000 during the nine months ended September 30, 1998 to $1,353,000 during the nine months ended September 30, 1999, an increase of $18,000, or 1% (prior to offsetting direct costs related to the origination of loans), is primarily due to increases in the outstanding portfolio. The average outstanding loans as defined by the IMA increased by $2.3 million (2%), from $118.0 million during the nine months ended September 30, 1998 to $120.3 million during the nine months ended September 30, 1999. The average common equity capital as defined in the IMA increased by $0.9 million (1%), from $93.4 million during the nine months ended September 30, 1998 to $94.3 million during the nine months ended September 30, 1999.

        Depreciation expense increased by $1,146,000 (235%) from $488,000 during the nine months ended September 30, 1998 to $1,634,000 during the nine months ended September 30, 1999. This increase is attributable to depreciation of the 26 Amerihost Properties acquired by the Company on June 30, 1998 and the Four Amerihost Properties acquired during March 1999.

        General and administrative expenses increased by $7,000 (5%) from $150,000 during the nine months ended September 30, 1998 to $157,000 during the nine months ended September 30, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses are payable by PMC Advisers pursuant to the IMA.

        Legal and accounting fees increased by $62,000 (119%) from $52,000 during the nine months ended September 30, 1998 to $114,000 during the nine months ended September 30, 1999. This increase is attributable to an increase in corporate activity when comparing the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

        Federal income taxes. As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

        The net income of the Company during the three months ended September 30, 1999 and 1998 was $2,523,000 and $3,215,000, or $0.39 and $0.49 per share, respectively. The basic weighted average shares outstanding increased from 6,512,000 for the three months ended September 30, 1998 to 6,532,000 for the three months ended September 30, 1999 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan and the exercise of stock options. Revenues of the Company decreased by $435,000, or 7%, from $5,952,000 during the three months ended September 30, 1998 to $5,517,000 during the three months ended September 30, 1999 due primarily to lower prepayment fees as a result of fewer prepayments and lower interest income due to lower interest rates. These decreases were partially offset by the lease revenue on owned properties purchased in March 1999.

        Interest income - loans decreased by $297,000 (8%) from $3,578,000 during the three months ended September 30, 1998 to $3,281,000 during the three months ended September 30, 1999. Interest income-loans represents income generated primarily by interest earned on the Company’s outstanding loans and the accretion of deferred commitment fees. This $297,000 decrease in interest income-loans was primarily attributable to decreases in average invested assets in loans to small businesses which decreased by $1.9 million (2%), from $124.7 million during the three months ended September 30, 1998, to $122.8 million during the three months ended September 30, 1999. In addition, interest income was reduced as a result of the decrease in the weighted average interest rate of the Company’s outstanding loan portfolio. The weighted average interest rate at September 30, 1999 was 10.2% compared to 10.5% at September 30, 1998.

        Lease income increased by $300,000 (18%) from $1,661,000 during the three months ended September 30, 1998 to $1,961,000 during the three months ended September 30, 1999. The increase is primarily due to the additional lease income on the Four Amerihost Properties purchased in March 1999.

        Interest and dividends - other investments decreased by $29,000 (34%) from $85,000 during the three months ended September 30, 1998 to $56,000 during the three months ended September 30, 1999. The average short-term investments of the Company decreased by $1.9 million, from $6.7 million during the three months ended September 30, 1998, to $4.8 million during the three months ended September 30, 1999. The average yields on short-term investments during the three months ended September 30, 1999 and 1998 were approximately 4.7% and 5.1%, respectively.

        Other income decreased by $409,000 (65%), from $628,000 during the three months ended September 30, 1998 to $219,000 during the three months ended September 30, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with the Company’s lending activities.

        The decrease in other income was primarily attributable to the decrease in prepayment fees which decreased from $545,000 during the three months ended September 30, 1998, to $132,000 during the three months ended September 30, 1999. During the three months ended September 30, 1999 and 1998, three and eight loans in the amount of approximately $2.5 million and $6.7 million, respectively, paid in full prior to their stated maturity. Additionally, one of the loans which paid in full during the three months ended September 30, 1998 had a significant penalty. Prepayment fee income as a percentage of loans which paid in full was less during the three months ended September 30, 1999 than during the three months ended September 30, 1998 because the Yield Maintenance Premiums were not as large due to (i) the lower interest rates on the loans which prepaid and (ii) the higher interest rates on U.S. Treasuries. Prepayment fees result in one-time increases in the Company’s other income, but will result in a long-term reduction in income if the Company is unable to generate new loans with the proceeds of such prepayments with interest rates equal to or greater than the rates of loans which were prepaid. Prepayments generally increase during times of declining interest rates. While prepayments continued at accelerated levels during the three months ended September 30, 1998, as a result of recent changes in the credit markets, the pace of prepayment activity decreased during the three months ended September 30, 1999 and the Company believes that as a result of the current interest rate environment the prepayment activity may continue at these lower levels during the remainder of the current fiscal year. The borrower’s decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remained at low levels, borrowers appeared more willing to pay the prepayment penalties in order to obtain the lower interest rate. This apparent willingness, coupled with the increased lending competition, could result in higher than anticipated prepayments. See “- Loan Prepayment Considerations” and “- Interest Rate and Prepayment Risk.”

        Interest expense increased by $144,000 (9%) from $1,656,000 during the three months ended September 30, 1998 to $1,800,000 during the three months ended September 30, 1999. The increase was primarily a result of the issuance of debt for the purchase of the Four Amerihost Properties during March 1999. Interest expense during the three months ended September 30, 1999 consisted primarily of interest incurred on the 1998 Notes (approximately $828,000), notes related to the Amerihost Properties (approximately $248,000) and the revolving credit facility (approximately $697,000). During the three months ended September 30, 1998, interest expense consisted of interest incurred on the 1996 Notes (approximately $192,000), the 1998 Notes (approximately $1,021,000), and interest on the revolving credit facility (approximately $367,000).

        Advisory and servicing fees to affiliate, net increased by $23,000 (4%) from $526,000 during the three months ended September 30, 1998 to $549,000 during the three months ended September 30, 1999. Pursuant to the IMA, fees between 0.40% and 1.67% annually are charged to the Company based upon the average principal outstanding of the Company’s loans.

        Pursuant to the IMAs, the Company incurred an aggregate of approximately $568,000 in management fees for the three months ended September 30, 1999 including approximately $128,000 for the Lease Supervision Fee. Of the total management fees paid or payable to PMC Advisers during the three months ended September 30, 1999, $19,000 was offset against commitment fees as a direct cost of originating loans. Investment management fees were approximately $571,000 for the three months ended September 30, 1998. Of the total management fees paid or payable to PMC Advisers during the three months ended September 30, 1998, $45,000 was offset against commitment fees as a direct cost of originating loans. The decrease in investment management fees (based on the loans receivable outstanding) from $463,000 during the three months ended September 30, 1998 to $441,000 during the three months ended September 30, 1999, a decrease of $22,000, or 5% (prior to offsetting direct costs related to the origination of loans), is primarily due to decreases in the average outstanding loans and lower fees charged on a portion of the outstanding portfolio. The average outstanding loans as defined by the IMA decreased by $4.8 million (4%), from $124.9 million during the three months ended September 30, 1998 to $120.1 million during the three months ended September 30, 1999. This decrease was partially offset by increases in common equity capital, including additional paid-in capital. The average common equity capital as defined in the IMA increased by $300,000 (-%), from $94.0 million during the three months ended September 30, 1998, to $94.3 million during the three months ended September 30, 1999.

        Depreciation expense increased by $85,000 (17%) from $488,000 during the three months ended September 30, 1998 to $573,000 during the three months ended September 30, 1999. This increase is attributable to depreciation associated with the Four Amerihost Properties acquired by the Company during March 1999.

        General and administrative expenses decreased by $7,000 (14%) from $49,000 during the three months ended September 30, 1998 to $42,000 during the three months ended September 30, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses are payable by PMC Advisers pursuant to the IMA.

        Legal and accounting fees increased by $22,000 (275%), from $8,000 during the three months ended September 30, 1998 to $30,000 during the three months ended September 30, 1999. This increase is attributable to an increase in corporate activity when comparing the three months ended September 30, 1999 to the three months ended September 30, 1998.

        Federal income taxes. As the Company is currently qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

        The Company generated $8,781,000 and $11,059,000 from operating activities during the nine months ended September 30, 1999 and 1998, respectively. The primary source of funds is the net income of the Company. The decrease of $2,278,000 (21%) was primarily due to several factors including (i) the change related to “Due to affiliates” which decreased by $989,000 from a source of funds of $263,000 during the nine months ended September 30,1998 to a use of funds of $726,000 during the nine months ended September 30, 1999, (ii) fluctuations in borrower advances which decreased by $626,000 from a source of funds of $784,000 during the nine months ended September 30, 1998 to $158,000 during the nine months ended September 30, 1999, (iii) the change related to “other liabilities” which decreased by $1,158,000 from a source of funds of $1,533,000 during the nine months ended September 30,1998 to a source of funds of $375,000 during the nine months ended September 30, 1999 and (iv) the decrease in net income of $904,000 from $8,578,000 during the nine months ended September 30, 1998 to $7,674,000 during the nine months ended September 30, 1999.

        The Company had a net source of funds of $1,121,000 and a net use of funds of $80,701,000 from investing activities during the nine months ended September 30, 1999 and 1998, respectively. The increased source of funds of $81,822,000 was due to; (i) the purchase of the Amerihost Properties in June 1998 for $62,730,000, and (ii) a decrease in the use of funds $19,680,000 in the loans funded during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

        The Company had a net use of funds of $9,872,000 and a net source of funds of $69,731,000 from financing activities during the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998 the Company issued $66,100,000 of the 1998 Notes and increased its revolving credit facility in order to purchase the 26 Amerihost Properties. The Company had no such large issuance during the nine months ended September 30, 1999. The Company borrowed under its credit facility in order to acquire the remaining Four Amerihost Properties in March 1999 and to fund increases in the loan portfolio. The Company’s main use of funds from financing activities is the payment of dividends as part of its requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $759,000 from $8,212,000 during the nine months ended September 30, 1998, to $8,971,000 during the nine months ended September 30, 1999. These dividend increases correspond to the increase in the Company’s funds from operations.

Liquidity and Capital Resources

        The primary use of the Company’s funds is to originate loans and to acquire commercial real estate. The Company also uses funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

        As a REIT, the Company must distribute to its shareholders at least 95% of its taxable income to maintain its tax status under the Code. As a result, the Company’s earnings will not be available to fund investments. In order to maintain and increase the investment portfolio, the Company has a continuing need for capital. The Company has historically met its capital needs through borrowings under its credit facility, structured sales/financings of its loan portfolio and the issuance of common stock. A reduction in the availability of these sources of funds could have a material adverse effect on the financial condition and results of the Company. The Company expects to obtain capital to fund loans through borrowings as further discussed below.

        At September 30, 1999, the Company had $255,000 of cash and cash equivalents and approximately $10 million of total loan commitments and approvals outstanding to five small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, the Company had approximately $1.2 million of loan commitments outstanding pertaining to three partially funded construction loans and $800,000 of commitments under the SBA 504 takeout program at September 30, 1999. The weighted average interest rate on loan commitments at September 30, 1999 was 9.4%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to the Loan Origination Agreement included in the IMA, if the Company does not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to its affiliates and the Company for which the Company will receive no income.

        In general, to meet its liquidity requirements, including expansion of its outstanding loan portfolio and/or acquisition of properties, the Company intends to use: (i) its revolving credit facility as described below, (ii) borrowings collateralized by the properties, (iii) issuance of debt securities including securitizations of loans or properties, (iv) placement of corporate long-term borrowings, and/or (v) offering of additional equity securities. The Company believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs. The ability of the Company to continue its historical growth, however, will depend on its ability to borrow funds and/or issue equity on acceptable terms.

        The Company has a revolving credit facility (the “Revolver”) which provides the Company funds to originate loans and, on a limited basis, to purchase commercial real estate. The Revolver, as amended in March 1999, provides the Company with credit availability up to the lesser of $45 million or an amount equal to the sum of 50% of the value of the projects underlying the loans collateralizing the borrowings up to 100% of the amount of the loans outstanding. At September 30, 1999, the Company had $36.1 million of outstanding borrowings under the Revolver and $8.9 million available thereunder, as amended. The Company is charged interest on the balance outstanding under the credit facility at the Company’s election of either the prime rate of the lender less 50 basis points or 175 basis points over the 30, 60 or 90 day LIBOR. The facility matures on March 31, 2000 except for $15 million which matures January 31, 2000. The Company is currently negotiating a syndicated credit facility with a group of banks and anticipates it will be in place by the end of November 1999. This new credit facility is expected to aggregate $45.0 million and mature in three years. Under the terms of the agreement, an additional $15 million credit facility will be available through April 30, 2000.

        With regard to its Amerihost Properties, the Company is currently pursuing financing sources including both mortgages on individual properties owned by the Company and a combination of smaller pools of properties identified for inclusion in commercial mortgage backed securities (“CMBS”). The Amerihost Properties are relatively new and have not achieved their optimal cash flow. Thus, the amount of leverage currently available through CMBS transactions is lower than that which management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. When the CMBS markets value the properties as management anticipates, the Company may utilize them in order to issue debt in a securitization. As of September 30, 1999, the Company mortgaged five of the Amerihost Properties for $6.9 million at a weighted average interest rate of 7.5% for all five mortgages. Subsequent to September 30, 1999, the Company completed a mortgage on another Amerihost Property for proceeds of $1.7 million at an interest rate of 8.00%. The related notes each have terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 7.75%. The remaining note’s term is 9 years, has no prepayment penalty and has an interest rate reset at the end of its fifth year.

        With regard to its loans, the Company is also developing a loan pool of approximately $40-$50 million for a securitization transaction which is anticipated to be completed during the first quarter of 2000.

        Management anticipates the sources of funds described above will be adequate to meet its existing obligations. There can be no assurance the Company will be able to raise funds through these financing sources. If these sources are not available, the Company may have to continue originating loans at the present slow rate. If the bank is unwilling to extend the maturity date of the Revolver and the other sources of capital described above are not available at acceptable advance rates and/or interest rates, the Company may have to refer commitments to PMC Advisers, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets in order to cause the revolving credit facility to be reduced to $30 million on January 31, 2000.

Leverage

        In general, if the returns on loans originated by the Company combined with lease payments on properties purchased with funds obtained from any borrowing fail to cover the cost of such funds, the net cash flow on such loans will be negative. Additionally, any increase in the interest rate earned by the Company on investments in excess of the interest rate incurred on the funds obtained from borrowings would cause its net income to increase more than it would without the leverage. Conversely, any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would if the funds had not been obtained from borrowings. Leverage is thus generally considered a speculative investment technique. See “Loan Prepayment Considerations” and “Interest Rate and Prepayment Risks”.

Fluctuations In Quarterly Results

        The Company’s quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization transactions, the volume of loans originated by the Company, the timing of prepayment of loans, changes in and the timing of the recognition of gains or losses on investments, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Impact of Inflation

        The Company does not believe that inflation materially affects its business other than the impact that it may have on the securities markets, the valuation of collateral underlying the loans and the relationship of the valuations to underlying earnings. Those could all influence the value of the Company’s investments.

Year 2000 Compliance Update

        The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g., “98” for “1998”). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company’s direct control and outside of the Company’s ownership, yet with which the Company electronically or operationally interfaces. Regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with these regulatory concerns.

        During 1998, the Company, through PMC Advisers, formed an internal review team to address, identify and resolve any Year 2000 issues that encompass operating and administrative areas of the Company. In addition, executive management monitors the status of the Company’s Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company’s servicing processes. In addition, PMC Advisers is engaged in assessing the Year 2000 issue with significant suppliers.

        The assessment process relating to PMC Adviser’s loan receivable servicing operations has been substantially completed. In addition, PMC Advisers has initiated and substantially completed formal communications with its significant suppliers to determine the extent to which PMC Advisers is vulnerable to those third parties’ failure to remedy their own Year 2000 issues.

        The Company, through PMC Advisers, used internal resources to test the software for Year 2000 compliance. The Company has substantially completed its Year 2000 assessment and remediation. The Company will not incur any direct costs as a result of the advisory relationship with PMC Advisers. The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management’s estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management’s estimates include, but are not limited to, completion by third parties of their Year 2000 evaluations and their required modifications. Management believes that PMC Advisers is devoting the necessary resources to identify and resolve significant Year 2000 issues related to the Company in a timely manner.

Funds From Operations and Dividends

        Funds From Operations The Company considers Funds From Operations (“FFO”) to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company’s method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance. For a completed discussion of the Company’s cash flows from operations, see “Cash Flow Analysis”.

The Company’s FFO for the three and nine months ended September 30, 1999 and 1998 was computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(In thousands)

Net income	$7,674	$8,578	$2,523	$3,215

Add depreciation	1,634	488	573	488

FFO	$9,308	$9,066	$3,096	$3,703

Basic weighted average shares outstanding	6,528	6,492	6,532	6,512

        Dividends. During January 1999, the Company paid $0.455 per share in dividends to common shareholders of record on December 31, 1998. During April and July 1999, the Company paid $0.46 per share in dividends to common shareholders of record on March 31, 1999 and September 30, 1999, respectively. The Company declared a $0.46 per share dividend to common shareholders of record on September 30, 1999, which was paid on October 12, 1999. The Board of Trust Managers has determined that the quarterly dividend will be $0.46 per share through the year ended December 31, 2000. While FFO has continued to meet management’s expectations, many factors are considered in dividend policy, consequently dividends cannot be guaranteed.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future property acquisitions and the growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and, in most instances, are identified through the use of words such as “anticipates,” “expects” and “should.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Financial Information

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

        The Company is subject to market risk associated with changes in interest rates.

        The Company’s balance sheet consists of two items subject to interest rate risk. The majority of the Company’s investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of the Company’s loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate and Prepayment Risk.” The Company’s liabilities consist primarily of the 1998 Notes of approximately $51.4 million at September 30, 1999 and amounts outstanding under the Company’s Revolver of approximately $36.1 million. The 1998 Notes are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, the Company’s Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate of approximately 7.75%, on an annualized basis, interest expense would increase by approximately $722,000 on the amount outstanding of $36.1 million at September 30, 1999.

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

PMC Commercial Trust

     Date:  11/15/99

/s/ LANCE B. ROSEMORE

Lance B. Rosemore
President

     Date:  11/15/99

/s/ BARRY N. BERLIN

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT

INDEX

Exhibit
Number	Description

27	- Financial Data Schedule