Form 10-K405
period 1999-12-31
PMC COMMERCIAL TRUST /TX
filed 2000-03-29
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on February 29, 2000 as reported on the American Stock Exchange, was approximately $67 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2000, Registrant had outstanding 6,536,896 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000 are incorporated by reference into Part III.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PMC Commercial Trust

Form 10-K
For the Year Ended December 31, 1999

PART I

Item 1.  BUSINESS

General

     PMC Commercial Trust “PMC Commercial” or together with its wholly-owned subsidiary (the “Company”, “our” or “we”) is a real estate investment trust (“REIT”) that originates loans to small business enterprises and owns limited service hospitality properties. Prior to June 1998, we were solely a commercial lender that originated loans to small business enterprises, primarily collateralized by first liens on real estate of the related business. Our loans are primarily to borrowers in the lodging industry but we also target loans for commercial real estate and the service, retail and manufacturing industries.

     We were formed, pursuant to the Texas Real Estate Investment Trust Act, on June 4, 1993 and commenced operations on December 28, 1993. As a REIT, we must distribute at least 95% of our REIT taxable income to shareholders. See “Tax Status.” Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, Inc. (“PMC Capital”). See “Loan Originations” and “Investment Manager.” We generate income from interest earned on our loan portfolio, other related fee income from our lending activities and rental income from property ownership.

     The Company’s investments include the ownership of commercial properties. To date, these investments have been in the lodging industry. On June 30, 1998, the Company completed the acquisition of 26 motel properties (the “Acquired Amerihost Properties”) from Amerihost Properties, Inc. or its subsidiaries (“Amerihost”) and an additional four Amerihost properties in March 1999 (together, with the Acquired Amerihost Properties, the “Hotel Properties”) for an aggregate of $73 million in a sale/leaseback transaction (the “Amerihost Transaction”). The Company intends to enhance shareholder value by increasing its loan portfolio and, to a more limited extent, making strategic acquisitions of commercial properties.

     We intend to accomplish our goal of maximizing shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We currently have three principal strategies to achieve this objective. First, we expect to continue to benefit from the established customer base of PMC Capital due to the referral system available through PMC Advisers. We are seeking to expand our relationships with national hotel and motel franchisers to secure a consistent flow of lending opportunities. Second, we will continue to seek cost-effective financing to maximize our growth through structured financing arrangements and other funding sources. See “Operations - Secured Financing Transactions.” Third, we intend to continue selectively investing in commercial real estate on a limited basis, dependent upon the availability of non-recourse financing.

Loan Originations

     We have primarily been a lender to small business owners in the lodging industry. The majority of our loans in the lodging industry are to owner-managed facilities generally operating as franchises of national hotel or motel brands. As of December 31, 1999, 97% of the Company’s outstanding loan portfolio consisted of loans used for the acquisition, renovation or construction of hospitality properties. The franchise distribution of the portfolio consisted primarily of Days Inn, Comfort Inn and Holiday Inn franchisees which were 17%, 14% and 13%, respectively, of our outstanding loan portfolio as of December 31, 1999.

     We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production offices in Georgia and Arizona. The Investment Manager receives loan referrals from PMC Capital who solicits loan applications on our behalf from borrowers, through personal contacts, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We are not responsible for any compensation to PMC Capital for loan referrals. In addition, the Investment Manager has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan.

Lending Activities

     From December 28, 1993 (commencement of operations) through December 31, 1999, we funded an aggregate principal amount of approximately $213.6 million consisting of 194 loans.

     The weighted average interest rate for our loans outstanding as of December 31, 1999 was 10.1%. The following table sets forth the interest rates we charged on loans originated for the five years ended December 31, 1999:

			Interest Rates and Principal Amounts of Loans Originated
	Weighted		Interest Rate Range
	Average Interest
Year Ended	Rate	Total	8.00-8.99%	9.00-9.99%	10.00-10.99%	11.00-11.99%	12.0-12.99%

			(In thousands)

1995	11.42%	$31,711	$-	$-	$3,562	$27,928	$221

1996	10.86%	40,430	-	-	31,080	9,350	-

1997	10.68%	43,129	-	1,457	39,076	2,596	-

1998	9.53%	42,968	10,254	23,401	8,343	970	-

1999	9.70%	17,478	2,548	13,637	992	301	-

Total		$175,716	$12,802	$38,495	$83,053	$41,145	$221

Percentage of Portfolio Originations		100.0%	7.3%	21.9%	47.3%	23.4%	0.1%

     During the years ended December 31, 1999 and 1998, we closed loans to 10 and 27 borrowers, respectively. Aggregate fundings for the years ended December 31, 1999 and 1998 were approximately $17.5 million and $43.0 million, respectively, and commitment fees collected were approximately $0.2 million and $1.0 million, respectively. As of December 31, 1999 and 1998, approximately 23% and 25%, respectively, of our loan portfolio consisted of loans to borrowers in Texas and approximately 10% and 9%, respectively, of our loan portfolio consisted of loans to borrowers in Florida. No other state had a concentration of 10% or greater of the loan portfolio at December 31, 1999 or 1998. Our loan portfolio was approximately 97% concentrated in the lodging industry at December 31, 1999 and 1998. As of December 31, 1999 all loans were paying as agreed (See “Delinquency and Collections”). Since inception, the Company has not experienced any charge-offs.

     When originating a loan, we charge a commitment fee. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, this non-refundable fee, less direct costs associated with the origination, is deferred and included as a reduction of the carrying value of loans receivable. These net deferred commitment fees are recognized as an adjustment of yield over the life of the related loan. We had approximately $1.5 million and $2.3 million in net unamortized deferred commitment fees at December 31, 1999 and 1998, respectively.

     The following table sets forth a breakdown of our loan portfolio at December 31, 1999 to borrowers involved in the lodging (national franchises and independent hospitality properties) and commercial real estate industries:

	Number of	Principal	Percentage of
	Properties	Outstanding	Portfolio

	(In thousands)

Days Inn	14	$19,637	16.8%

Comfort Inn	12	16,687	14.3%

Holiday Inn	14	15,609	13.4%

Quality Inn	6	10,114	8.7%

Best Western	7	7,922	6.8%

Econolodge	6	6,187	5.3%

Ramada Inn	4	5,533	4.7%

Hampton Inn	4	3,844	3.3%

Sleep Inn	3	3,635	3.1%

Home & Hearth	2	2,897	2.5%

Super 8	3	2,605	2.2%

Howard Johnson	3	2,396	2.0%

Sheraton	1	2,386	2.0%

Wingate Inn	1	2,371	2.0%

Comfort Suites	1	1,784	1.5%

Baymont	1	1,533	1.3%

Shoney’s Inn	1	1,382	1.2%

Travelodge	1	1,268	1.1%

Microtel Inn	2	1,229	1.1%

Clarion	1	1,087	0.9%

Total of Franchise Affiliates	87	110,106	94.2%

Independent Hospitality Properties	5	3,546	3.0%

Non-Hospitality Properties	4	3,243	2.8%

Total	96	$116,895	100.0%

     The following table is a breakdown of loans originated on a quarterly basis for the five years in the period ended December 31, 1999:

	1999	1998	1997	1996	1995

	(In thousands)

First Quarter	$7,061	$9,437	$13,955	$4,830	$9,328

Second Quarter	3,576	16,271	12,795	8,801	11,110

Third Quarter	3,808	8,417	9,128	12,955	4,441

Fourth Quarter	3,033	8,843	7,251	13,844	6,832

	$17,478	$42,968	$43,129	$40,430	$31,711

      The following table sets forth the amount of our loans originated and repaid for the years indicated:

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(In thousands)

Loans receivable, net-beginning of period	$119,712	$109,132	$91,981	$59,129	$32,694

Loans originated or purchased	17,478	42,968	43,129	40,430	31,711

Loan repayments(1)	(22,192)	(32,126)	(25,843)	(7,181)	(4,992)

Other adjustments(2)	267	(262)	(135)	(397)	(284)

Loans receivable, net - end of period	$115,265	$119,712	$109,132	$91,981	$59,129

(1)	Includes the payoff on SBA 504 program loans (see “SBA Section 504 Program”) and loans which were prepaid prior to maturity.

(2)	Includes effect of amortization of loans purchased at a discount and commitment fees collected.

Operations

     Our investments outstanding increased by approximately $1 million, from $195 million at December 31, 1998 to $196 million at December 31, 1999. The increase was financed primarily through mortgages on our Hotel Properties. During the years ended December 31, 1998 and prior, we increased our loan portfolio under management through the continued utilization of proceeds from secured financing transactions and proceeds from borrowings under our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate and Prepayment Risk.”

     Secured Financing Transactions

     In March 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the “1996 Partnership”), completed a private placement (the “1996 Private Placement”) of $29.5 million of its Fixed Rate Loan Backed Notes, Series 1996-1 (the “1996 Notes”). We own, directly or indirectly, all of the interests in the 1996 Partnership. Based on the repayment of principal on the underlying notes securing the obligation, we repaid this obligation in full during the year ended December 31, 1999. The 1996 Partnership remained in existence as of December 31, 1999, and is the holder of notes receivable from borrowers in the amount of $8.2 million.

     In June 1998, PMC Commercial Trust, Ltd. 1998-1, a Delaware limited partnership (the “1998 Partnership”), completed a private placement (the “1998 Private Placement”) of $66.1 million of its Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”). We own, directly or indirectly, all of the partnership interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans we contributed to the 1998 Partnership. At December 31, 1999, approximately $50.0 million of those loans remained outstanding. We service the loans sold to the 1998 Partnership through PMC Advisers. In connection with this transaction, the 1998 Notes were given a rating of “Aaa” by Moody’s Investors Service, Inc. The terms of the 1998 Notes provide that the partners of the 1998 Partnership are not liable for any payment on the 1998 Notes. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. We, therefore, have no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against our assets. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to us in accordance with our interests in the 1998 Partnership. We utilized these proceeds to help fund the acquisition of the Acquired Amerihost Properties. The 1998 Partnership’s assets consist solely of the loans acquired from us, funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at December 31, 1999 was $47.8 million.

     Amerihost Transaction

     On May 21, 1998, we entered into an agreement with Amerihost pursuant to which we agreed to acquire and leaseback the 30 Hotel Properties. Pursuant to the sale/leaseback agreement, we leased the Hotel Properties to Amerihost Inns, a wholly owned subsidiary of Amerihost, for an initial 10-year period, with two renewal options of five years each. Amerihost guarantees the lease payment obligation of Amerihost Inns.

     On June 30, 1998, we completed the acquisition of the Acquired Amerihost Properties with a total of 1,575 rooms for an aggregate purchase price of $62.2 million. During March 1999, we acquired the remaining four Hotel Properties with a total of 259 rooms for an aggregate purchase price of $10.8 million. The aggregate amount of the lease payments to be received by us for the Hotel Properties is $7.3 million per year (“Base Rent”) subject to consumer price index (“CPI”) increases up to a maximum of two percent per year beginning after the third year, plus 2% of gross revenues as defined in the master lease agreement set aside for capital expenditure replacements.

     Our subsidiaries assumed debt related to each of the four Hotel Properties acquired in March 1999 that aggregated $6.9 million at the time of acquisition. The notes payable have a weighted average interest rate of 8.0%, each loan has a 20-year amortization period and the maturities range from 15 to 20 years. The notes payable assumed have restrictive provisions which provide substantial penalties if paid prior to maturity and two of the four notes payable assumed by our subsidiaries are guaranteed by PMC Commercial.

Policies with Respect to Certain Activities

     The following is a discussion of our current policies with respect to investments, financing, affiliate transactions and certain other activities. These policies may be amended or waived from time to time at the discretion of our Board of Trust Managers without a vote of our shareholders.

     Our principal business objective is to maximize shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We intend to pursue this objective by continuing to originate loans or, to a more limited extent, through the acquisition of hospitality or commercial properties for long-term ownership. Thereby, we seek to maximize current and long-term availability of funds derived from operations and the value of our assets. Our policy is to originate loans or acquire assets where we believe opportunities exist for acceptable investment returns. No assurance can be given that our investment objectives will be attained or that the value of our assets will not decrease.

     At the time of our initial public offering in 1993, we had established a policy that 75% of our assets were to be used generally to fund loans to small businesses. However, in May 1998, we amended our investment policies to remove this restriction and to permit us to invest in real estate assets. At that time, hospitality properties, particularly with respect to smaller, limited service motels operated under national franchises offered attractive returns. We continue to evaluate real estate assets to determine if favorable opportunities exist for the acquisition of real estate assets at attractive returns at prices at or below replacement cost. At the present time, based on current price levels, we believe that opportunities to purchase hospitality properties are not as profitable as they had been as a result of the inability to obtain reasonable non-recourse financing. We may continue to acquire additional lodging or commercial properties or portfolios of such properties, to the extent appropriate financing is available, thereby deriving revenues from fixed leases and participating in increased revenue from those properties.

     To date, we have concentrated our real estate investment activities on lodging properties, or portfolios of properties, which meet one or more of the following criteria:

(i) Properties located in areas with a variety of revenue generators, such as colleges, recreational areas or interstate highways;

(ii) Properties with intrinsic values equal to or less than replacement values;

(iii) Properties in which the property managers have demonstrated the ability to pay fixed lease obligations; or

(iv) Portfolios of properties which exhibit some or all of the criteria discussed above, where purchasing several properties in one transaction enables us to obtain a favorable price or to purchase attractive assets that otherwise would not be available.

     Because we are independent of the lessees and operators of our lodging properties, we have flexibility with respect to acquiring and leasing additional hospitality real estate.

Investment Policies

     Investments in Real Estate Mortgages

     While we lend money secured by real estate, we do not generally buy and sell existing real estate mortgages in our normal course of business. However, we may invest in real estate mortgages if favorable opportunities develop. Our investment in mortgages may be either in first mortgages or junior mortgages and may or may not be insured by a governmental agency. See “Underwriting Criteria — Lending Operations.”

     Investment in Real Estate or Interests in Real Estate

     While we intend to emphasize funding loans to small businesses, we will also invest in the ownership of real estate and may invest in other real estate interests consistent with our qualification as a REIT. Management expects to pursue this investment objective primarily through first mortgages on real estate or direct ownership of properties. We currently invest in hospitality properties primarily located in the southern and mid-western regions of the United States. Future investment activities will not be limited to any geographic area or product type or to a specified percentage of our assets.

     Although we are not currently doing so, we may also participate with other entities in property ownership, through joint ventures or other types of common ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interests.

     Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

     Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, we may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. However, we do not currently have any intentions to do so. (See “Tax Status.”)

     Periodic Review of Assets

     We regularly evaluate our investment portfolio and may, from time to time, dispose of assets that no longer meet our investment criteria. We reserve the right to dispose of any property if we determine the disposition of such property is in our best interest.

Financing Policies

     General
     We will not, without the approval of a majority of our shareholders, incur a borrowing or issue preferred shares of beneficial interest (“Preferred Shares”) if, as a result, our total liability for money borrowed would exceed 200% of our shareholders’ equity or the total amount of borrowings and obligations in respect of outstanding Preferred Shares would exceed 300% of common shareholders’ equity, determined as of the time of each borrowing or issuance. For purposes of determining compliance with these limitations, our securitization is not included as debt.

     We may from time to time re-evaluate our debt policy in light of factors which include, but are not limited to:

•	current economic conditions,

•	relative costs of debt and equity capital,

•	change in our market capitalization, and

•	acquisition opportunities.

     Our future indebtedness, which may be unsecured or may be secured by either mortgage loans or other interest in properties, may take several forms, including:

•	bank borrowings,

•	purchase money obligations to the sellers of properties,

•	assumed indebtedness,

•	publicly or privately placed debt instruments,

•	financing from institutional investors or other lenders, or

•	mortgage debt.

     Real Estate

     As a general policy, with respect to our real estate ownership activity, we generally maintain a ratio of total indebtedness to the lower of cost or appraised value for debt against our properties of no greater than 70% at the time of borrowing. The recourse to the holders of our property debt may be to all or any part of our properties or may be limited to the particular property to which the debt relates.

     Subject to any contractual restrictions, the proceeds from any borrowings may be used for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions of new properties.

     Equity

     In the event our Board of Trust Managers determines to raise additional equity capital, our Board of Trust Managers has the authority, without shareholder approval within limits described above, to issue additional common shares of beneficial interest (“Common Shares”) or Preferred Shares in any manner, and on such terms and for such consideration, it deems appropriate, including in exchange for property. Any such issuance will be subject to the provisions of the Texas REIT rules. Existing shareholders would have no preemptive right to purchase such shares in any offering, and any such offering might cause dilution of a shareholder’s investment.

     Other Policies

     We may dispose of properties that are not performing up to our standards. We have historically operated, and intend to continue operating, in a manner that will not subject us to regulation under the Investment Company Act of 1940. We have not, and currently have no future plans to (1) invest in the securities of other issuers for the purpose of exercising control over such issuers, (2) underwrite securities of other issuers, or (3) actively trade in loans or other investments. Our policies with respect to such activities may be reviewed and modified by our Board of Trust Managers from time to time without a vote of our shareholders.

     At present, we do not have a stock repurchase program. As market conditions may warrant, we may institute a stock repurchase program. Based on our current financial position including the restrictions imposed on us by our short-term credit facility, we do not anticipate that we will be instituting a stock buy back program in an amount that would exceed $5 million during the year ending December 31, 2000.

     From time to time we may issue or exchange securities for property ownership, as warranted.

Underwriting Criteria - Lending Operations

     We primarily originate loans to small businesses that (i) exceed the net worth, asset, income, number of employees or other limitations applicable to the SBA programs utilized by PMC Capital, (ii) require funds in excess of $1.1 million without regard to SBA eligibility requirements, or (iii) require funds which exceeds PMC Capital’s non-committed funds and which otherwise meet our underwriting criteria. Such loans (“Primary Investments”) are primarily collateralized by first liens on real estate of the related business, are personally guaranteed by the principals of the entities obligated on the loans and are subject to our underwriting criteria.

     The underwriting criteria applied by us to evaluate prospective borrowers generally requires such borrowers to (i) provide first-lien real estate mortgages not exceeding 70% of the lesser of appraised value or cost, (ii) provide proven management capabilities, (iii) meet historical or projected debt coverage tests determined on a case-by-case basis as described below, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable. We evaluate a number of factors to determine the credit worthiness of the prospective borrower and the amount of required debt coverage for the borrower, including:

•	the components and value of the borrower’s collateral (for example, real estate, equipment or marketable securities);

•	the ease with which the collateral can be liquidated;

•	the industry and competitive environment in which the borrower operates;

•	the financial strength of the guarantors;

•	the existence of any secondary repayment sources; and

•	the existence of a franchise relationship.

Loan Portfolio Characteristics

     As a result of the application of our underwriting criteria, at December 31, 1999 our loan portfolio had the following characteristics:

•	Loan proceeds utilized by borrowers to acquire real estate and/or construct improvements thereon (the “Real Estate Loans”) are secured by first liens on such real estate or improvements thereon. Generally, each of the related loans used to acquire furniture, fixtures and equipment for certain of such real estate (the “FFE Loans”) are secured by a first lien on the furniture, fixtures and equipment acquired with the proceeds of such loan and by a second lien on the real estate of the borrower under the related Real Estate Loans. Other additional properties of certain borrowers or guarantors have been used as additional collateral in some instances.

•	The loans are generally guaranteed by the principal(s) of the borrowers.

•	The loan amounts of Real Estate Loans (together with related FFE Loans) are generally equal to or less than 70% of the appraised value or cost of the primary collateral. When deemed necessary, credit enhancements, such as additional collateral, are obtained to assure a maximum 70% loan-to-value ratio.

     Certain information regarding our portfolio as of December 31, 1999 is as follows:

•	We had 96 loans outstanding with an aggregate principal amount of approximately $117.2 million.

•	At December 31, 1999, all loans were paying as agreed and no loans were more than 31 days delinquent.

•	Borrowers are principally involved in the lodging industry (97%). The remainder of the loan portfolio is comprised of three loans in the commercial office rental market.

•	We have not loaned more than 10% of our assets to any single borrower.

•	All loans provide for interest payments at fixed rates. The weighted average interest rate for our loans outstanding as of December 31, 1999 was 10.1%.

•	All loans, other than bridge loans for the SBA Section 504 program (the “SBA 504 Program”), have original maturities ranging from five to 20 years which may be extended, subject to certain conditions, by mutual agreement between the borrower and us until the loan is fully amortized if such amortization period exceeds the stated maturity. Substantially all Real Estate Loans entitle the borrower to prepay all or part of the principal amount, subject to a prepayment penalty.

•	The weighted average remaining contractual maturity for our portfolio of loans not including amounts outstanding to be paid off pursuant to the SBA 504 program was approximately 11.1 years.

Delinquency and Collections

     As of December 31, 1999, there were no loans greater than 31 days delinquent. Our collection procedures generally requires that:

•	if a borrower fails to make a required monthly payment, the borrower will be notified by mail after 10 days and a late fee will generally be assessed;

•	if the borrower has not responded or made full payment within 20 days after the loan becomes delinquent, a second notification letter will be sent. Following such notification, a collection officer will initiate telephone contact;

•	if the borrower has not responded or made full payment within 30 days after the loan becomes delinquent, a third notification letter will be sent and follow-up telephone contact will be made by the collection officer; and

•	in the event a borrower becomes 45 days delinquent, a ten day demand letter will be sent to the borrower requiring the loan be brought current within ten days. After the expiration of the ten-day period, we may proceed with legal action.

     Our policy with respect to loans which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income. We will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action. We continually monitor loans for possible exposures to loss. In our analysis, we review various factors, including the value of the collateral securing the loan and the borrower’s payment history. Based upon this analysis, a loan loss reserve will be established as considered necessary.

SBA Section 504 Program

     We participate as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers an opportunity to enhance the collateral status of loans by allowing us to originate loans with lower loan-to-value ratios. The SBA 504 Program provides assistance to small business enterprises in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small business enterprise being assisted. We typically require at least 20% of the equity in a project to be contributed by the principals of the borrower. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $2.5 million. A business eligible for financing pursuant to the SBA 504 Program must (i) be a for-profit corporation, partnership or proprietorship, (ii) not exceed $6 million in net worth, and (iii) not exceed $2 million in average net income (after Federal income taxes) for each of the previous two years. Financing pursuant to the SBA 504 Program cannot be used for working capital or inventory, consolidating or repaying debt or financing a plant not located in the U.S. or its possessions. As of December 31, 1999, we had approximately $860,000 in principal outstanding which is anticipated to be paid off by permanent subordinated financing provided by the SBA 504 Program.

Borrower Advances

     We finance some projects during the construction phase. At December 31, 1999, we were in the process of monitoring construction projects with approximately $4.1 million in total commitments, of which $3.8 million had been funded. As part of the monitoring process to verify that the borrower’s equity investment is utilized for its intended purpose, we hold a portion of the borrower’s equity investment. These funds are itemized by category (e.g., interest, inventory, construction, contingencies, etc.) and are released by us upon presentation of appropriate documentation relating to the construction project. To the extent possible, these funds are utilized before any related loan proceeds are disbursed. At December 31, 1999, approximately $828,000 of the borrower advances were to be disbursed on behalf of borrowers and are included as a liability on the accompanying consolidated balance sheet.

Tax Status

     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to Federal income tax (including any applicable alternative minimum tax) to the extent that we distribute at least 95% of our REIT taxable income to shareholders. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. REITs are subject to a number of organizational and operational requirements under the Code.

Investment Manager

     Our loans are managed by PMC Advisers pursuant to the Investment Management Agreement (the “IMA”) and property acquisitions, including the Hotel Properties, are supervised pursuant to a separate agreement entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”.)

     Upon receipt of a completed loan application, the Investment Manager’s credit department (which is also the credit department for PMC Capital) conducts:

•	an analysis of the loan which may include either a third-party appraisal or valuation by the Investment Manager of the property collateralizing the loan to assure compliance with loan-to-value ratios;

•	a site inspection generally by a member of senior management of the Investment Manager;

•	a review of the borrower’s business experience; and

•	a credit history and an analysis of debt service coverage and debt-to-equity ratios.

     The Investment Manager’s loan committee (which is also the loan committee of PMC Capital) is comprised of members of our senior management and has the responsibility to make a determination on each loan application. The Investment Manager’s loan committee generally meets on a daily basis and either approves the loan application as submitted, approves the loan application subject to additional conditions or rejects the loan application. After a loan is approved, the credit department will prepare and submit to the borrower a good faith estimate and cost sheet detailing the anticipated costs of the financing. The closing department reviews the loan file and assigns the loan to our outside counsel, the fees of whom are paid by the borrower. Prior to authorizing disbursement for any funding of a loan, the closing department reviews the loan documentation obtained from the closing attorney.

     After a loan is closed, the Investment Manager’s servicing department (which is also the servicing department of PMC Capital) is responsible on an ongoing basis for the following items:

•	obtaining all financial information required by the loan documents;

•	verifying that adequate insurance remains in effect;

•	continuing Uniform Commercial Code financing statements evidencing the loan, if required;

•	collecting and applying loan payments; and

•	monitoring delinquent accounts.

     We are managed by the same executive officers as PMC Capital and PMC Advisers. Three of our seven trust managers are directors or officers of PMC Capital. PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. We were organized to provide loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Capital. In order to further mitigate the potential for conflicts of interest, we have entered into a loan origination agreement (the “Loan Origination Agreement”) with PMC Capital and PMC Advisers. Pursuant to the Loan Origination Agreement, all loans that meet our underwriting criteria are presented to us first for funding. If we do not have available uncommitted funds, origination opportunities presented to us may be originated by PMC Capital or it subsidiaries. Many of our existing and potential borrowers have other projects that are currently financed by PMC Capital. The fee of PMC Advisers is primarily based on the value of our assets. In order to mitigate the risk from increasing our loan base through leveraged transactions, the IMAs provide PMC Advisers with a reduced fee for any loan acquired through additional borrowings.

     Pursuant to the IMA, we are charged fees, between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. Specific definitions of the terms and calculations of the averages described above are contained in the IMA. During 1998, the Lease Supervision Agreement commenced and provides an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties. In addition, the Lease Supervision Agreement provides for a fee relating to any acquisition of properties of 0.75% of the acquisition cost. Pursuant to the IMAs, including amendments, we incurred an aggregate of approximately $2.3 million; $2.6 million and $1.6 million in management fees for the years ended December 31, 1999, 1998 and 1997, respectively.

RISK FACTORS

     Risks Associated with Forward-Looking Statements Included in this Form 10-K

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     Ongoing Need For Additional Capital Since Earnings are Required to be Paid as Dividends

     We will continue to need capital to fund loans and, to a more limited extent for the purchase of real estate. Historically, we have sold loans as part of structured financings, borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions, the equity market or the asset backed securities market could have a material adverse effect on us. We must distribute at least 95% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loan originations or acquire real estate. We expect to be able to continue to borrow from financial institutions and sell loans in the asset-backed securities market for the foreseeable future. If, however, we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on our financial condition and our results of operations. If the market price of our common shares remains below the net book value of our assets, we do not anticipate selling additional equity securities during the year ending December 31, 2000. In addition, PMC Commercial has established criteria that limits its leverage to two times equity.

     Fluctuations In Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	the completion of a securitization transaction in a particular calendar quarter,

•	the interest rates on the securities issued in connection with our securitization transactions,

•	the volume of loans we originate and the timing of prepayment of our loans,

•	changes in and the timing of the recognition of gains or losses on investments,

•	the degree to which we encounter competition in our markets, and

•	general economic conditions.

As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

     Impact of Inflation

     In an inflationary environment, we may experience problems selling loans in a securitization at a reasonable cost of funds. We primarily have a fixed interest rate portfolio. We anticipate that our working capital needs will call for the completion of a securitization sometime during the middle of the year ending December 31, 2000. If either U.S. Treasury rates were to increase sharply (over 1%) from present levels (approximately 6.44% for the 10-year U.S. Treasury at December 31, 1999) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1%) from our estimate of present levels, we may not be able to complete a loan sale or have to defer a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers.

     Leverage

     We have borrowed funds and intend to borrow additional funds through advances on our revolving credit facility and through the issuance of structured notes payable. As a result, we are leveraged. Private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets at a time which we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets may adversely impact our results of operations. See “Loan Prepayment Considerations” and “Interest Rate and Prepayment Risk.”

     Risks of Lending To Small Businesses

     Our loan portfolio consists primarily of loans to small, privately owned companies. There is no publicly available information about these companies, and therefore we must rely on the due diligence of our Investment Manager to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including the downturn in its industry or other negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. Such companies may also experience changes in operating results and typically have highly leveraged capital structures. These factors may have an impact on the ultimate recovery of our loans to such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

     Portfolio Valuation

     There is typically no public market or established trading market for the loans we originate. The illiquidity of most of our portfolio of loans may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments. Unlike traditional lenders, as a REIT, we do not establish general reserves for anticipated loan losses but we adjust quarterly the valuation of our portfolio to reflect the estimate of losses on the loan portfolio on a specific identification basis. Any changes in estimated values are recorded in our statement of operations as a provision for loan losses. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan, the effect to operating results may be material.

     Loss of Pass-Through Tax Treatment

     We qualify as a REIT under the Code. If a company meets certain diversification and distribution requirements under the Code, it qualifies for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

     Loan Prepayment Considerations

     The terms of our loans originated generally provide that voluntary prepayments of principal of the loans are permitted, subject to a yield maintenance charge (a “Yield Maintenance Charge”). The Yield Maintenance Charge will generally be equal to the greater of either 95 days of interest at the stated interest rate applied to the amount of principal being prepaid, or a yield maintenance premium (the “Yield Maintenance Premium”). For the majority of our loans, the Yield Maintenance Premium is calculated by multiplying the amount of principal being prepaid by the product of the number of years remaining to maturity of the loan and the Reinvestment Rate (as defined hereafter). For the majority of the loans, the “Reinvestment Rate” is the difference between the U.S. Treasury Rate nearest to the loan’s original maturity at the time of origination of the loan and the 5-year U.S. Treasury Rate at the time of prepayment. Generally, as prevailing interest rates decline, the amount of the Yield Maintenance Premium increases. Some of the loans permit the prepayment of up to 10% of the original loan principal balance per year without penalty.

     Interest Rate and Prepayment Risk

     Our ability to achieve certain of our investment objectives will depend in part on our ability to borrow funds on favorable terms or issue equity at reasonable prices. There can be no assurance that such borrowings or issuances can be achieved. The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which we loan these funds (typically long-term at fixed rates) and the lease revenues on owned properties. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares. As interest rates declined during 1997 and into 1998, we experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been re-loaned at lower rates. This high volume of loan prepayments has had an adverse effect on our business, financial condition and results of operations and could have an affect on our ability to maintain distributions at current levels. The loans we originated have prepayment fees charged, as described above, which we believe help mitigate the likelihood and effect of principal prepayments. Prepayments continued at accelerated levels through the second quarter of 1999. However, as a result of recent changes in the credit markets, the pace of prepayment activity decreased during the third and fourth quarters of 1999. We believe that as a result of the current interest rate environment the prepayment activity may continue at these lower levels during the year ending December 31, 2000.

Americans with Disabilities Act

     The Americans with Disabilities Act of 1990 (“ADA”) requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although we believe that the properties that we own or finance are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Pursuant to the master lease agreements relating to the Hotel Properties, costs and fines associated with the ADA are the responsibility of the tenant. However, a substantial expense may affect the borrowers or tenants ability to pay their obligations, and consequently, our cash flow and the amounts available for distributions to shareholders may be adversely affected.

Reports to Shareholders

     We provide annual reports to the holders of Common Shares containing audited financial statements with a report thereon from our independent public accountants and, upon request, quarterly reports containing unaudited financial information for each of the first three quarters of each fiscal year.

Employees

     We have no salaried employees. The Investment Manager provides all personnel required for our operations.

Item 2.  PROPERTIES

     We operate from the headquarters of the Investment Manager in Dallas, Texas, and through their loan production offices in Georgia and Arizona.

     At December 31, 1999, we owned 30 Hotel Properties. These properties are leased pursuant to a sale/leaseback transaction. No lease revenue from any of the 30 properties is greater than 2% of our annual revenues. Set forth below is a table describing the location, number of rooms and year built relating to each of these properties.

		Rooms in	Year
City	State	Hotel	Built

Anderson	California	61	1997
Yreka	California	61	1997
Eagles Landing	Georgia	60	1995
La Grange	Georgia	59	1995
Smyrna	Georgia	60	1996
Rochelle	Illinois	61	1997
Macomb	Illinois	60	1995
Sycamore	Illinois	60	1996
Plainfield	Indiana	60	1992
Mt. Pleasant	Iowa	63	1997
Storm Lake	Iowa	61	1997
Coopersville	Michigan	60	1996
Grand Rapids North	Michigan	60	1995
Grand Rapids South	Michigan	61	1997
Hudsonville	Michigan	61	1997
Monroe	Michigan	63	1997
Port Huron	Michigan	61	1997
Tupelo	Mississippi	61	1997
Warrenton	Missouri	63	1997
Ashland	Ohio	62	1996
Mansfield	Ohio	60	1994
Marysville	Ohio	79	1990
Wooster East	Ohio	58	1994
Wooster North	Ohio	60	1995
Grove City	Pennsylvania	61	1997
Shippensburg	Pennsylvania	60	1996
Jackson	Tennessee	61	1998
McKinney	Texas	61	1997
Kimberly	Wisconsin	63	1997
Mosinee	Wisconsin	53	1993

		1,834

Item 3.  LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 1999.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Shares have been traded on the American Stock Exchange (the “AMEX”) under the symbol “PCC” since February 1995. On February 29, 2000, there were 784 holders of record of Common Shares and the last reported sales price of the Common Shares was $10.75. The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the dividends per share declared by us for each such period.

			Regular
			Dividends Per
Quarter Ended	High	Low	Share

March 31, 1997	$18.38	$17.00	$0.400

June 30, 1997	$19.25	$16.63	$0.410

September 30, 1997	$20.63	$18.00	$0.420

December 31, 1997	$20.75	$18.75	$0.430

March 31, 1998	$20.75	$19.50	$0.435

June 30, 1998	$20.56	$17.88	$0.440

September 30, 1998	$18.88	$15.13	$0.450

December 31, 1998	$17.94	$13.06	$0.455

March 31, 1999	$16.69	$13.75	$0.460

June 30, 1999	$16.13	$14.13	$0.460

September 30, 1999	$14.75	$12.88	$0.460

December 31, 1999	$13.25	$9.75	$0.460

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data for the five years ended December 31, 1999. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, whose report is included elsewhere in this Form 10-K.

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(In thousands, except per share information)

Revenues:

Interest income-loans	$13,269	$13,496	$12,378	$8,528	$5,610

Lease income	7,531	3,314	-	-	-

Interest and dividends - other investments	281	321	643	1,235	325

Other income	919	2,177	792	385	295

Total revenues	22,000	19,308	13,813	10,148	6,230

Expenses:

Interest	7,023	4,289	1,726	1,805	222

Depreciation	2,213	976	-	-	-

Advisory and servicing fees, net	2,173	1,809	1,449	992	945

Other	327	863	249	174	167

Total expenses	11,736	7,937	3,424	2,971	1,334

Net income	$10,264	$11,371	$10,389	$7,177	$4,896

Weighted average common shares outstanding	6,530	6,498	6,242	4,755	3,451

Basic and diluted earnings per common share	$1.57	$1.75	$1.66	$1.51	$1.42

Dividends per common share	$1.84	$1.78	$1.65	$1.55	$1.38

Return on average assets(1)	5.1%	6.9%	8.6%	7.6%	8.8%

Return on average common beneficiaries equity(2)	11.1%	12.2%	11.9%	11.3%	10.2%

	December 31,

	1999	1998	1997	1996	1995

	(In thousands)

Loans receivable, net	$115,265	$119,712	$109,132	$91,981	$59,129

Real estate investments, net	$70,683	$61,774	$-	$-	$-

Total assets	$197,237	$196,690	$115,877	$121,749	$59,797

Notes payable	$97,757	$95,387	$18,721	$26,648	$7,920

Beneficiaries’ equity	$91,932	$93,437	$91,242	$85,829	$48,183

Total liabilities and beneficiaries’ equity	$197,237	$196,690	$115,877	$121,749	$59,797

(1)  Based on average annual value of all assets which is the book value of our total assets or any person wholly-owned (directly or indirectly) by us determined in accordance with GAAP on the first day of the year and on the last day of each quarter of such year, divided by five.

(2)	Based on the total beneficiaries’ equity on the first day of the year and on the last day of each quarter of such year divided by five.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     General

     We are primarily a commercial lender that originates loans to small business enterprises in the lodging industry that are primarily collateralized by first liens on the real estate of the related business. During the years ended December 31, 1999, 1998 and 1997, we originated and funded $17.5 million, $43.0 million and $43.1 million of loans. A substantial portion of these loan originations were to corporations and individuals in the lodging industry. We anticipate the dollar amount of loans to be originated in 2000 should be consistent with 1999 levels. See “Competition” and “Liquidity and Capital Resources.”

     During March 1999, we completed the acquisition of four motel properties (the “Four Amerihost Properties” and, collectively with the Amerihost properties previously acquired, the “Hotel Properties”) from Amerihost Properties, Inc. or its subsidiaries (“Amerihost”) for $10.8 million. This acquisition completes the purchase of the Hotel Properties under the agreement with Amerihost, dated May 21, 1998, pursuant to which we agreed to acquire the 30 Hotel Properties in a sale/leaseback transaction. Amerihost Properties, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

     As of December 31, 1999, our total loan portfolio outstanding was $117.0 million ($115.3 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.1%. The weighted average contractual interest rate does not include the effects of the amortization of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, including all loan fees and prepayment fees earned, for the years ended December 31, 1999, 1998 and 1997 were approximately 11.8%, 13.1% and 12.4%, respectively.

     As of December 31, 1999, we had no loans which were greater than 31 days delinquent. We have established a reserve in the amount of $100,000 against a loan that we have determined to be a potential “problem loan.” The aggregate principal balance outstanding of the “problem loan” at December 31, 1999 was approximately $1 million. In the event this loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

     Property Acquisition

     The following table shows summarized financial information for Amerihost Properties, Inc. (derived from the Amerihost Properties, Inc. public filings) as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, as follows:

	1999	1998

	(In thousands)

BALANCE SHEET DATA:
Investment in hotel assets	$86,103	$96,669
Cash and short term investments	3,766	4,494
Total assets	103,108	115,281
Total liabilities	88,927	96,965
Shareholder’s equity	14,181	18,316

	Years Ended December 31,

	1999	1998	1997

	(In thousands)

INCOME STATEMENT DATA:
Total Revenue	$76,058	$68,618	$62,666
Operating Income	4,780	3,084	1,980
Net Income (loss)	201	(2,796)	(966)

     Amerihost Properties, Inc. is a public entity that files periodic reports with the SEC. Additional information about Amerihost can be obtained form the SEC’s website at http://www.sec.gov.

     The following tables show statistical data regarding our Hotel Properties (1):

	Years Ended December 31,

	1999	1998	% Increase

Occupancy	59.45%	58.38%	1.8%
ADR(2)	$56.00	$53.35	5.0%
RevPAR(3)	$33.29	$31.15	6.9%
Revenue	$22,255,438	$20,661,004	7.7%
Rooms Rented	397,431	387,260	2.6%
Rooms Available	668,548	663,294	0.8%

(1)	The tables show financial and statistical data of the properties for the periods presented which includes periods prior to the date we acquired the properties. Amerihost has provided all data.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Competition

     Our primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisers in the lodging industry. Some of these competitors have greater financial and larger managerial resources than us. Competition increased as the financial strength of the banking and thrift industries improved. In our opinion, there continues to be competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by us. In order to maintain a quality portfolio, we will continue to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by us. We believe we compete effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

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

     We follow the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 “Accounting Practices of Real Estate Investment Trusts” (“SOP 75-2”), as modified by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. In accordance with SFAS No. 114, a loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. As of December 31, 1999, a $100,000 loan loss reserve had been established. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date.

RESULTS OF OPERATIONS

     Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Our net income during the years ended December 31, 1999 and 1998 was $10.3 million and $11.4 million, or $1.57 and $1.75 per share, respectively. The basic weighted average shares outstanding remained constant at approximately 6.5 million for the years ended December 31, 1999 and 1998. Our revenues increased by $2.7 million, or 14%, from $19.3 million during the year ended December 31, 1998 to $22.0 million during the year ended December 31, 1999 due primarily to the lease revenue on owned properties commencing June 1998 and March 1999. Equity ownership in properties, while causing increased revenues, also causes increased expenses (primarily depreciation, interest costs and advisory fees). While there was a decrease in net income, our funds from operations (“FFO”) increased. The difference between our net income and our FFO was the effect of depreciation (see “Funds From Operations”). Depreciation expense increased by $1.2 million, or 127%, from $1.0 million for the year ended December 31, 1998 to $2.2 million during the year ended December 31, 1999. The increase in depreciation expense resulted from the acquisition of properties during June 1998 and March 1999.

     Interest income - loans decreased by $227,000 (2%), from $13.5 million during the year ended December 31, 1998 to $13.3 million during the year ended December 31, 1999. Interest income-loans represents income generated primarily through interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This $227,000 decrease in interest income-loans was primarily attributable to the impact of a continued decline in the weighted average contractual interest rate on loans outstanding. The weighted average contractual interest rate was 10.3% at December 31, 1998 compared to 10.1% at December 31, 1999. Partially offsetting the decrease in weighted average interest rates was an increase in our average outstanding loan portfolio. The average outstanding loan portfolio increased by $2.6 million (2%), from $118.9 million during the year ended December 31, 1998 to $121.5 million during the year ended December 31, 1999.

     Lease income increased by $4.2 million (127%), from $3.3 million during the year ended December 31, 1998 to $7.5 million during the year ended December 31, 1999. We acquired 26 Hotel Properties during June 1998. As a result, for the year ended December 31, 1998, we earned lease revenue for a six-month period while the lease income for the year ended December 31, 1999 includes lease revenue for the entire year. In addition, lease income increased as a result of lease revenue derived from the Four Amerihost Properties which were acquired in March 1999.

     Interest and dividends - other investments decreased by $40,000 (12%), from $321,000 during the year ended December 31, 1998 to $281,000 during the year ended December 31, 1999. The average yields on short-term investments during the year ended December 31, 1999 decreased by .5% from 5.0% during the year ended December 31, 1998 to 4.5% during the year ended December 31, 1998. Additionally, the average short-term investments of the Company decreased by $176,000 (3%), from $6,420,000 during the year ended December 31, 1998 to $6,244,000 during the year ended December 31, 1999.

     Other income decreased by $1.3 million (58%), from $2.2 million during the year ended December 31, 1998 to $919,000 during the year ended December 31, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. The decrease was principally attributable to the reduced amount of prepayment fees collected during the year ended December 31, 1999 of $620,000 compared to $1.8 million during the year ended December 31, 1998. During the years ended December 31, 1999 and 1998, 16 and 25 loans in the amounts of approximately $16.1 million and $26.0 million, respectively, paid in full prior to their stated maturity. Additionally, one of the loans which paid in full during the year ended December 31, 1998 had a significant penalty. Prepayment fee income as a percentage of loans which paid in full was less during the year ended December 31, 1999 than during the year ended December 31, 1998 because the Yield Maintenance Premiums were not as large due to (i) the lower interest rates on the loans which prepaid and (ii) the higher interest rates on U.S. Treasuries. Prepayment fees result in one-time increases in our other income, but will result in a long-term reduction in income if we are unable to generate new loans with the proceeds of these prepayments with interest rates equal to or greater than the rates of the loans which were prepaid. Prepayments generally increase during times of declining interest rates. See Part 1, “Business-Risk Factors-Interest Rate and Prepayment Risk.” The borrower’s decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remained at low levels, borrowers appeared more willing to pay the prepayment penalties in order to obtain the lower interest rate. See Part 1, “Business-Risk Factors-Loan Prepayment Considerations.”

     Interest expense increased by $2.7 million (64%), from $4.3 million during the year ended December 31, 1998 to $7.0 million during the year ended December 31, 1999. The increase was primarily a result of the issuance of the 1998 Notes during June 1998, the proceeds of which were used to purchase the Hotel Properties, the assumption of notes on the Four Amerihost Properties during March 1999, new mortgages on six of the Hotel Properties primarily entered into during the third quarter of 1999 and increases in the borrowings under our revolving credit facility used to originate loans. This increase was partially offset by a reduction in interest expense from the redemption of the remaining 1996 Notes. Interest expense consisted primarily of:

	Years Ended December 31,

	1999	1998

	(In thousands)

Revolving Credit Facility	$2,601	$1,069

1996 Notes	108	802

1998 Notes	3,393	2,105

Mortgages on Hotel Properties	722	-

Other	199	313

	$7,023	$4,289

      Advisory and servicing fees to affiliate, net increased by $364,000 (20%), from $1.8 million during the year ended December 31, 1998 to $2.2 million during the year ended December 31, 1999.

     Pursuant to the investment management agreement (“IMA”), we are charged fees between 0.40% and 1.67% annually (the “Investment Management Fees”) based upon the average principal outstanding of our loans. While PMC Advisers bears substantially all of the costs associated with our operations, we pay certain expenses, including, direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of our trust managers who are not officers (the “Independent Trust Managers”), the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of our custodian and transfer agent. We, rather than PMC Advisers, are also required to pay expenses associated with any litigation and other extraordinary or non-recurring expenses.

     In addition, we entered into a separate agreement with PMC Advisers relating to the supervision of the sale-leaseback agreements between Amerihost and us (the “Lease Supervision Agreement” and, together with the IMA, the “IMAs”). We are required to pay an annual fee (the “Lease Supervision Fee”) of 0.70% of the original cost of the Hotel Properties ($73.0 million). Currently, the Lease Supervision Fee is $511,000 per annum. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

     Fees associated with the IMAs consist of the following:

	Years Ended December 31,

	1999	1998

	(In thousands)

Lease Supervision Fee	$573	$218

Investment Management Fee	1,746	2,422

Total fees incurred	2,319	2,640

Less:

Fees capitalized as cost of originating loans	(65)	(198)

Fees capitalized as cost of property acquisitons and structured financing	(81)	(633)

Advisory and servicing fees to affiliate, net	$2,173	$1,809

     The decrease in Investment Management Fees of $676,000 (28%) is primarily due to the reduction in fees incurred on property acquisitions and structured financings. During 1998, $166,000 was capitalized as part of the structured financing completed in June 1998, and a $467,000 fee charged for the acquisition of the Hotel Properties during June 1998 was capitalized as a cost of the properties compared to $81,000 of fees charged related to the acquisition of the Four Amerihost Properties capitalized as a cost of the properties in 1999. The average outstanding loans as defined by the IMA decreased by $1.0 million (1%), from $118.3 million during the year ended December 31, 1998 to $117.3 million during the year ended December 31, 1999. In addition, the average common equity capital as defined in the IMA increased by $800,000 (1%), from $93.6 million during the year ended December 31, 1998 to $94.4 million during the year ended December 31, 1999.

     The Lease Supervision Fee increased as a result of the agreement commencing on June 30, 1998 with the purchase of the Hotel Properties. We earned six months of income in 1998 compared to a full year in 1999.

     Depreciation expense increased by $1.2 million (127%), from $976,000 during the year ended December 31, 1998 to $2.2 million during the year ended December 31, 1999. This increase is attributable to depreciation of the Hotel Properties acquired during June 1998 and March 1999.

     Write-off of transaction costs were $0.6 million during the year ended December 31, 1998. This expense is attributable to a one-time charge for costs during the year ended December 31, 1998 related to the termination of a proposed merger. There were no such charges for the year ended December 31, 1999.

     General and administrative expenses increased by $3,000 (2%), from $182,000 during the year ended December 31, 1998 to $185,000 during the year ended December 31, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses are incurred by PMC Advisers pursuant to the IMA.

     Legal and accounting fees increased by $70,000 (97%), from $72,000 during the year ended December 31, 1998 to $142,000 during the year ended December 31, 1999. This increase is attributable to an increase in corporate activity when comparing the year ended December 31, 1999 to the year ended December 31, 1998.

     Federal income taxes.   As we are currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

     Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Our net income during the years ended December 31, 1998 and 1997 was $11.4 million and $10.4 million, or $1.75 and $1.66 per share, respectively. The primary source of our revenues is interest income on loans. Interest income-loans is dependent on the interest rates for our outstanding loans and the dollar volume of outstanding loans. Since we borrow funds to generate loan origination, our net income is dependent upon the spread at which we borrow funds and the rate at which we loan those funds. See Part 1, “Business-Risk Factors-Interest Rate and Prepayment Risk.” Over the past several years, the spread has decreased. Consequently, we have sought to increase our outstanding loan portfolio, our fees related to lending operations and our revenues from new REIT-related activities in order to increase net income. The annualized yield on loans, including all loan and prepayment fees earned, during the years ended December 31, 1998 and 1997 was approximately 13.1% and 12.4%, respectively. The yield increased during the year ended December 31, 1998 as a result of the recognition of increased prepayment fees (included in other income as discussed below) and the remaining unamortized deferred fees as income on loan prepayments. Our earnings per share during the years ended December 31, 1998 and 1997 includes the effect of stock issuances under our Dividend Reinvestment and Share Purchase Plan (“DRP”). Accordingly, our weighted average shares outstanding increased by 4%, from 6,242,182 during the year ended December 31, 1997, and to 6,497,924 during the year ended December 31, 1998.

     Interest income - loans increased by $1.1 million (9%), from $12.4 million during the year ended December 31, 1997, to $13.5 million during the year ended December 31, 1998. Interest income-loans represents income we generated primarily through interest earned on our outstanding loans and the accretion of deferred commitment fees of approximately $706,000 and $674,000 for the years ended December 31, 1998 and 1997, respectively. These commitment fees are non-refundable fees which are collected as part of the origination of a loan. These fees, net of related expenses, are recognized over the period the applicable loans are anticipated to be outstanding.

     This $1.1 million increase in interest income-loans was primarily attributable to an increase in our outstanding loan portfolio during the year ended December 31, 1998 as a result of the re-allocation of our investments from cash and government securities to higher-yielding loans to small businesses. The average invested assets in loans to small businesses increased by $13.9 million (13%), from $105.0 million during the year ended December 31, 1997 to $118.9 million during the year ended December 31, 1998.

     Lease income was $3.3 million during the year ended December 31, 1998. This amount is attributable to the lease payments received on the 26 Hotel Properties we acquired on June 30, 1998.

     Interest and dividends - other investments decreased by $322,000 (50%), from $643,000 during the year ended December 31, 1997, to $321,000 during the year ended December 31, 1998. Interest and dividends-other investments is primarily generated by the investment of our available funds in short-term investments pending the origination of loans with such funds and the interest earned on our restricted investments. Interest and dividends -

other investments will usually increase temporarily following completion of a financing. The complete use of the financing proceeds may take between three months and one year depending on the amount of the proceeds, availability of lending opportunities and our outstanding unfunded commitments. However, the proceeds from the 1998 Private Placement (completed in June 1998) were immediately used to purchase the Hotel Properties, having little effect on the average short-term investment balance. Our average short-term investments decreased by $7.4 million (61%), from $12.2 million during the year ended December 31, 1997 to $4.8 million during the year ended December 31, 1998. This decrease in average short-term investments is attributable to the reallocation of our investments from cash and government securities to higher-yielding loans to small businesses. The average yields on short-term investments during the years ended December 31, 1998 and 1997 were approximately 5.0% and 5.3%, respectively.

     Other income increased by $1.4 million (175%), from $792,000 during the year ended December 31, 1997, to $2,177,000 during the year ended December 31, 1998. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. Since the components of other income are primarily attributable to lending activities, other income will generally fluctuate with our lending activities. This increase in other income was primarily attributable to an increase in income recognized from prepayment fees of $1.4 million, from $470,000 during the years ended December 31, 1997 to $1.8 million during the year ended December 31, 1998. During the years ended December 31, 1998 and 1997, 25 and 18 loans in the amount of approximately $26.0 million and $18.3 million, respectively, paid in full. Prepayment fee income as a percentage of prepaid loans was greater during the year ended December 31, 1998 than during the year ended December 31, 1997 as a result of the yield maintenance provisions of the prepayment fees. Prepayments generally increase during times of declining interest rates. We experienced a 42% increase in the dollar amount of prepaid loans during 1998 as compared to 1997. See Item 1, “Business-Risk Factors-Loan Prepayment Considerations” and “-Interest Rate and Prepayment Risk.”

     Interest expense increased by $2.6 million (148%), from $1.7 million during the year ended December 31, 1997 to $4.3 million during the year ended December 31, 1998. The increase was primarily a result of the issuance of the 1998 Notes and borrowings pursuant to our revolving credit facility.

     Interest expense during the year ended December 31, 1998 consisted primarily of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $802,000), the 1998 Notes issued pursuant to the 1998 Private Placement (approximately $2.1 million), the revolving credit facility (approximately $1.1 million), amortization of deferred borrowing costs (approximately $267,000) and interest incurred on borrower advances (approximately $46,000). During the year ended December 31, 1997, interest expense consisted of interest incurred on the 1996 Notes issued pursuant to the 1996 Private Placement (approximately $1.5 million), amortization of deferred borrowing costs (approximately $95,000) and interest incurred on borrower advances (approximately $83,000).

     Advisory and servicing fees to affiliate, net, consist primarily of the servicing and advisory fees paid to the Investment Manager and depreciation related to the 26 Hotel Properties. We are required to pay the Lease Supervision Fee of 0.70% of the initial cost of the Amerihost Properties ($62.2 million) under the Lease Supervision Agreement. At December 31, 1998, the annual fee was approximately $0.4 million. The IMA was amended on July 1, 1996, resulting in investment management fees being reduced from 2.5% to 1.67% of loans and from 1.5% to 0.875% of loans in excess of beneficiaries’ equity. Pursuant to the IMAs, we incurred an aggregate of approximately $2.6 million in management fees for the year ended December 31, 1998 including $218,000 for the Lease Supervision Fee. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1998, $198,000 has been offset against commitment fees as a direct cost of originating loans, $165,000 was capitalized as part of the structured financing completed in June 1998, and $466,000 of fees charged related to the acquisition of the Hotel Properties were capitalized as a cost of the properties. Investment management fees were approximately $1.6 million for the year ended December 31, 1997. Of the total management fees paid or payable to the Investment Manager during the year ended December 31, 1997, $172,500 was offset against commitment fees as a direct cost of originating loans. The increase in investment management fees (based on the loans receivable outstanding) from $1.6 million during the year ended December 31, 1997 to $1.8 million during the year ended December 31, 1998, or $167,000 (prior to offsetting direct costs related to the origination of loans), or 10%, is primarily due to increases in our loans and increases in common equity capital, including additional paid-in capital. The average outstanding loans as defined by the IMA increased by $14.2 million (14%), from $104.1 million during the year ended December 31, 1997 to $118.3 million during the year ended December 31, 1998. The average common equity capital as defined in the IMA increased by $4.8 million (5%), from $88.8 million during the year ended December 31, 1997 to $93.6 million during the year ended December 31, 1998.

     Depreciation expense was $976,000 during the year ended December 31, 1998. This amount is attributable to depreciation of the 26 Hotel Properties we acquired on June 30, 1998.

     Legal and accounting fees increased by $17,000 (31%), from $55,000 during the year ended December 31, 1997 to $72,000 during the year ended December 31, 1998.

     General and administrative expenses increased by $48,000 (36%), from $134,000 during the year ended December 31, 1997 to $182,000 during the year ended December 31, 1998.

     Write-off of transaction costs were $0.6 million during the year ended December 31, 1998. This expense is attributable to a one-time charge for costs during the year ended December 31, 1998 related to the termination of a proposed merger. There were no such charges for the year ended December 31, 1997.

     Federal Income Taxes.   As we are currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

     We generated $12.1 million and $14.2 million from operating activities during the years ended December 31, 1999 and 1998, respectively. The primary source of funds is our net income. The decrease of $2.1 million (15%) was primarily due to several factors including (i) the change related to “Due to affiliates” which decreased by $1,097,000 from a source of funds of $888,000 during the year ended December 31, 1998 to a use of funds of $209,000 during the year ended December 31, 1999, (ii) the change related to “other liabilities” which decreased by $1.2 million from a source of funds of $1.6 million during the year ended December 31, 1998 to a source of funds of $357,000 during the year ended December 31, 1999 and (iii) the decrease in net income of $1.1 million from $11.4 million during the year ended December 31, 1998 to $10.3 million during the year ended December 31, 1999. These decreases were partially offset by the change related to depreciation which increased by $1.2 million (127%), from $976,000 during the year ended December 31, 1998 to $2.2 million during the year ended December 31, 1999. This increase is attributable to depreciation of the Hotel Properties acquired during June 1998 and March 1999.

     During 1999, our investing activities provided us with a net source of funds of $4.1 million compared to a net use of funds of $81.1 million during the year ended December 31, 1998. The increased source of funds of $85.2 million was due to: (i) the purchase of the Amerihost Properties in June 1998 for $62.7 million, and (ii) a decrease in the use of funds $25.5 million in the loans funded during the year ended December 31, 1999 compared to the year ended December 31, 1998.

     During 1999, our financing activities provided us with a net use of funds of $16.3 million compared to a net source of funds of $67.1 million from financing activities during the year ended December 31, 1998. During the year ended December 31, 1998 we issued $66.1 million of the 1998 Notes and increased our revolving credit facility in order to purchase the 26 Hotel Properties in 1998. We did not have any structured financing completed during the year ended December 31, 1999. We borrowed funds under our credit facility in order to acquire the Four Amerihost Properties in March 1999 and to fund loans originated. Our main use of funds from financing activities is the payment of dividends as part of our requirements to maintain REIT status and the payment of principal on notes payable. Dividends paid increased $671,000 from $11.1 million during the year ended December 31, 1998, to $11.8 million during the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The primary use of our funds is to originate loans and, to a lesser degree, acquire commercial real estate. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

     As a REIT, we must distribute to our shareholders at least 95% of our REIT taxable income to maintain our tax status under the Code. As a result, those earnings will not be available to fund investments. In order to maintain and increase the investment portfolio, we have a continuing need for capital. We have historically met our capital needs through borrowings under our credit facility, structured sales/financings of our loan portfolio and the issuance of common shares. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and operating results. We expect to obtain capital to fund loans through borrowings as further discussed below.

     At December 31, 1999, we had $228,000 of cash and cash equivalents and approximately $7.9 million of total loan commitments and approvals outstanding to nine small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $239,000 of loan commitments outstanding pertaining to two partially funded construction loans and $113,000 of commitments under the SBA 504 takeout program at December 31, 1999. The weighted average interest rate on loan commitments at December 31, 1999 was 9.6%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to the Loan Origination Agreement, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income.

     In general, to meet our liquidity requirements, including expansion of our outstanding loan portfolio and/or acquisition of properties, we intend to use:

•	our revolving credit facility as described below;

•	borrowings collateralized by the properties;

•	issuance of debt securities including securitizations of loans or properties;

•	placement of corporate long-term borrowings; and/or

•	offering of additional equity securities.

     We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs. Our ability to continue our historical growth, however, will depend on our ability to borrow funds and/or issue equity on acceptable terms.

     We have a revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The Revolver, as amended in November 1999, provides us with credit availability up to the lesser of $60 million or an amount equal to the sum of 60% of the value of the projects underlying the loans collateralizing the borrowings not to exceed 85% of the amount of the loans outstanding. At December 31, 1999, we had $34.6 million of outstanding borrowings under the Revolver and $25.4 million additional availability thereunder, as amended. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The facility matures on November 27, 2002 except for $15 million which matures April 30, 2000 at which point our revolving credit facility will provide credit availability up to $45 million.

     With regard to our Hotel Properties, we are currently pursuing financing sources including both mortgages on individual properties owned by us and a combination of smaller pools of properties identified for inclusion in commercial mortgage backed securities (“CMBS”). The Hotel Properties continue to show overall improvements in ADR, occupancy and RevPAR and consequently we believe that they have not achieved their optimal cash flow. In addition, the interest rate environment has recently increased substantially. Thus, the amount of leverage currently available through CMBS transactions is lower than management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. Consequently, the CMBS markets may be considered in the future to issue debt in a securitization. As of December 31, 1999, we mortgaged six of the Hotel Properties for $8.6 million with a weighted average interest rate of 7.66%. The related notes each have terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is nine years, has no prepayment penalty and has an interest rate reset at the end of its fifth year.

     With regard to our loans, we are in the process of developing a loan pool of approximately $40 to $50 million for a securitization transaction which, if market conditions are conducive, is anticipated to be completed during the second or third quarter of 2000. We would have liked to complete a securitization transaction sooner, but we delayed due to higher than anticipated prepayments in our current loan portfolios and a decrease in loan funding in the fourth quarter of 1999. The reduced levels of loan funding have continued so far in the first quarter of 2000. In addition, based on current market interest rates, the cost of funds from securitizing a pool of loans has increased. As a result, we will continually monitor the market for selling securitizations to determine the most opportune time to complete a transaction. Due to the current market conditions, we have slowed the growth of our portfolio until the spread we can achieve on new loan originations increases. We anticipate that based upon these market conditions, in order to accomplish a cost effective securitization, a joint-venture transaction with PMC Capital would be required. The benefits of having a joint securitization include the expected enhanced pricing and/or a more favorable subordinated structure. In order to co-securitize with us, PMC Capital must receive permission from the Investment Company Division of the SEC. PMC Capital has commenced that process; and there can be no assurances that the required permission will be received.

     Since our outstanding commitments are less than the amount available on our Revolver, the sources of funds described above will be adequate to meet our existing obligations. In order to increase our outstanding investments, there can be no assurance we will be able to raise funds through these financing sources. If these sources are not available at a reasonable cost, we anticipate that we will continue originating loans at a reduced rate. In order to mitigate the interest rate risk of approximately $35 million of variable rate debt outstanding on our Revolver, we may (i) purchase interest rate hedges; (ii) have to issue debt at decreased loan-to-value ratios with increased interest rates and/or (iii) sell assets.

Year 2000 Compliance Update

     Current:  The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g. “98” for “1998”). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates presented a lower two digit year number than dates in the prior century. The Year 2000 issue still potentially exists as certain dates are passed in the future. Similar to most financial services providers, we are subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts on us may arise from software, computer hardware, and other equipment both within our direct control and outside of our control, yet with which we electronically or operationally interface. Regulators have focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification has been addressed as a key safety and soundness issue in conjunction with these regulatory concerns. To date, we have not had any material Year 2000 problems and we do not anticipate any problems. The Investment Manager performs all of our operations. Our investment advisor is currently in the process of changing their servicing and financial software. These software changes are not related to any Year 2000 concerns.

     History:  During 1998, the Investment Manager formed an internal review team to address, identify and resolve any Year 2000 issues that encompasses any of our operating and administrative areas. In addition, executive management monitored the status of our Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in our servicing processes.

     The Investment Manager only used internal resources to test our software for Year 2000 modifications. It has substantially completed its Year 2000 assessment and re-mediation. In addition they have completed formal communications with our significant suppliers and determined that we do not appear to be vulnerable to those third parties’ failure to re-mediate their own Year 2000 issues. The total project cost was not material. The majority of the project cost was attributable to the Investment Manager’s employee time necessary to test the present system and to meet future industry requirements. Management believes that we have devoted the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

FUNDS FROM OPERATIONS AND DIVIDENDS

     Funds From Operations

     We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis”.

Our FFO for the years ended December 31, 1999 and 1998 was computed as follows:

	Year Ended December 31,

	1999	1998

	(In thousands)

Net income	$10,264	$11,371

Add depreciation	2,213	976

FFO	$12,477	$12,347

Basic weighted average shares outstanding	6,530	6,498

     Dividends

     During January 2000, we paid $0.46 per share in dividends to common shareholders of record on December 31, 1999. During April, July and October 1999, we paid $0.46 per share in dividends to common shareholders of record on March 31, 1999, June 30, 1999 and September 30, 1999, respectively. The Board of Trust Managers has determined that the quarterly dividend is expected to be $0.46 per share through the year ended December 31, 2000. While FFO has continued to meet management’s expectations, many factors are considered in dividend policy, consequently dividends cannot be guaranteed.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in interest rates.

     Our balance sheet consists of two items subject to interest rate risk. The majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to re-investment of the prepayment proceeds at lower interest rates. See Item 1,“Business-Risk Factors-Interest Rate and Prepayment Risk.” Our liabilities consist primarily of the 1998 Notes of approximately $47.8 million at December 31, 1999, debt related to our Hotel Properties of approximately $15.3 million and amounts outstanding under our Revolver of approximately $34.6 million. The 1998 Notes and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, our Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate at December 31, 1999 of 7.75% (LIBOR plus 1.63%), on an annualized basis interest expense would result in an increase of approximately $692,000 on the amount outstanding of $34.6 million at December 31, 1999.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

Item 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

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

     (2)  Financial Statement Schedules -

         Schedule III - Real Estate and Accumulated Depreciation

     (3)  Exhibits

         See Exhibit Index beginning on page E-1 of this Form 10-K.

(b)  Reports on Form 8-K:

         None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust

By:	/s/ Lance B. Rosemore

Lance B. Rosemore, President

Dated March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE Dr. Andrew S. Rosemore	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 29, 2000

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 29, 2000

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (principal financial and accounting officer)	March 29, 2000

/s/ IRVING MUNN Irving Munn	Trust Manager	March 29, 2000

/s/ ROY H. GREENBERG Roy H. Greenberg	Trust Manager	March 29, 2000

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 29, 2000

/s/ DR. IRA SILVER Dr. Ira Silver	Trust Manager	March 29, 2000

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 29, 2000

PMC COMMERCIAL TRUST

FORM 10-K

Report of Independent Accountants

To the Shareholders and Board of Trust Managers

PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2000

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	1999	1998

ASSETS

Investments:

Loans receivable, net	$115,265	$119,712

Real estate investments, net	70,683	61,774

Restricted investments	9,616	13,290

Cash equivalents	72	202

Total investments	195,636	194,978

Other assets:

Cash	156	23

Interest receivable	603	786

Deferred borrowing costs, net	507	637

Other assets, net	335	266

Total other assets	1,601	1,712

Total assets	$197,237	$196,690

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$63,152	$66,852

Revolving credit facility	34,605	28,535

Dividends payable	3,007	2,967

Due to affiliates	1,023	1,232

Borrower advances	828	788

Unearned commitment fees	140	558

Interest payable	366	494

Other liabilities	2,184	1,827

Total liabilities	105,305	103,253

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,536,896 and 6,520,037 shares issued and outstanding at December 31, 1999 and 1998, respectively	65	65

Additional paid-in capital	94,349	94,102

Cumulative net income	47,312	37,048

Cumulative dividends	(49,794)	(37,778)

Total beneficiaries’ equity	91,932	93,437

Total liabilities and beneficiaries’ equity	$197,237	$196,690

Net asset value per share	$14.06	$14.33

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	1999	1998	1997

Revenues:

Interest income - loans	$13,269	$13,496	$12,378

Lease income	7,531	3,314	-

Interest and dividends - other investments	281	321	643

Other income	919	2,177	792

Total revenues	22,000	19,308	13,813

Expenses:

Interest	7,023	4,289	1,726

Depreciation	2,213	976	-

Advisory and servicing fees to affiliate, net	2,173	1,809	1,449

General and administrative	185	182	134

Legal and accounting fees	142	72	55

Write-off of transaction costs	-	569	-

Provision for loan losses	-	40	60

Total expenses	11,736	7,937	3,424

Net income	$10,264	$11,371	$10,389

Basic weighted average shares outstanding	6,530	6,498	6,242

Diluted weighted average shares outstanding	6,539	6,503	6,252

Basic and diluted earnings per share	$1.57	$1.75	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
(In thousands, except share and per share data)

	Common
	Shares of		Additional	Cumulative		Equity
	Beneficial	Par	Paid-in	Net	Cumulative	Beneficiaries’
	Interest	Value	Capital	Income	Dividends	Total

Balances, January 1, 1997	6,085,495	$61	$86,249	$15,288	$(15,769)	$85,829

Issuance costs	-	-	(16)	-	-	(16)

Shares issued through exercise of stock options	17,460	-	237	-	-	237

Shares issued through dividend reinvestment and cash purchase plan	289,563	3	5,217	-	-	5,220

Dividends ($1.65 per share)	-	-	-	-	(10,417)	(10,417)

Net income	-	-	-	10,389	-	10,389

Balances, December 31, 1997	6,392,518	64	91,687	25,677	(26,186)	91,242

Shares issued through exercise of stock options	16,408	-	265	-	-	265

Shares issued through dividend reinvestment and cash purchase plan	111,111	1	2,150	-	-	2,151

Dividends ($1.78 per share)	-	-	-	-	(11,592)	(11,592)

Net income	-	-	-	11,371	-	11,371

Balances, December 31, 1998	6,520,037	65	94,102	37,048	(37,778)	93,437

Shares issued through exercise of stock options	2,130	-	31	-	-	31

Shares issued through dividend reinvestment and cash purchase plan	14,729	-	216	-	-	216

Dividends ($1.84 per share)	-	-		-	(12,016)	(12,016)

Net income	-	-	-	10,264	-	10,264

Balances, December 31, 1999	6,536,896	$65	$94,349	$47,312	$(49,794)	$91,932

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net income	$10,264	$11,371	$10,389

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,213	976	-

Accretion of discount and fees	(776)	(838)	(820)

Amortization of organization and borrowing costs	130	267	103

Provision for loan losses	-	40	60

Commitment fees collected, net	41	590	569

Construction monitoring fees collected, net	50	78	(4)

Changes in operating assets and liabilities:

Accrued interest receivable	183	(132)	(39)

Other assets	(69)	(257)	18

Interest payable	(128)	312	(57)

Borrower advances	40	(643)	(2,971)

Due to affiliates	(209)	888	(281)

Other liabilities	357	1,567	27

Net cash provided by operating activities	12,096	14,219	6,994

Cash flows from investing activities:

Loans funded	(17,478)	(42,968)	(43,129)

Principal collected	22,192	32,126	25,843

Purchase of real estate	(4,196)	(62,750)	-

Release of (investment in) restricted investments, net	3,674	(7,523)	(3,007)

Net cash provided by (used in) investing activities	4,192	(81,115)	(20,293)

Cash flows from financing activities:

Proceeds from issuance of common shares	31	2,132	5,038

Proceeds from issuance of notes payable	8,575	66,100	-

Proceeds from revolving credit facility, net	6,070	28,235	-

Payment of principal on notes payable	(19,201)	(17,669)	(7,927)

Payment of borrowing costs	(60)	(624)	-

Payment of issuance costs	-	-	(16)

Payment of dividends	(11,760)	(11,089)	(9,744)

Net cash provided by (used in) financing activities	(16,345)	67,085	(12,649)

Net increase (decrease) in cash and cash equivalents	(57)	189	(25,948)

Cash and cash equivalents, beginning of period	225	36	25,984

Cash and cash equivalents, end of period	$168	$225	$36

Supplemental disclosures:

Dividends reinvested	$216	$284	$419

Dividends declared, not paid	$3,007	$2,967	$2,749

Interest paid	$7,151	$3,977	$1,687

Assets purchased with assumed debt	$6,926	-	-

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies:

     Business:

     PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) was organized in 1993 as a Texas real estate investment trust. Our shares of beneficial interest are traded on the American Stock Exchange (Symbol “PCC”). We follow the accounting practices prescribed by the American Institute of Certified Public Accountants - Accounting Standards Division in Statement of Position 75-2 “Accounting Practices of Real Estate Investment Trusts” (“SOP 75-2”), as modified by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Our principal investment objective is to obtain current income from interest earned on the loan portfolio, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the lodging industry. Our investment advisor is PMC Advisers, Ltd. (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, Inc. (“PMC Capital”), a regulated investment company traded on the American Stock Exchange (symbol “PMC”). We intend to maintain our qualified status as a real estate investment trust (“REIT”) for Federal income tax purposes.

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

     Principles of Consolidation:

     PMC Commercial directly or indirectly owns 100% of the entities described below and accordingly, these entities are included in the consolidated financial statements of PMC Commercial. All intercompany transactions have been eliminated in consolidation.

     During 1996, PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the “1996 Partnership”), and PMC Commercial Corp., a Delaware corporation, were formed. PMC Commercial Corp. is the general partner for the 1996 Partnership. During 1998, PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), and PMCT Corp. 1998-1, a Delaware corporation were formed. PMCT Corp. 1998-1 is the general partner for the 1998 Partnership. In addition, during March 1999, four separate Delaware limited partnerships and related corporate general partners were formed to own four hospitality properties (the “Special Purpose Entities”).

     Loans Receivable, net:

     Loans receivable are carried at their outstanding principal balance less any discounts, deferred fees net of related costs, and loan loss reserves. A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Our evaluation of the adequacy of the allowance is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent payment appears impaired, the estimated value of collateral. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves.

     Deferred fee revenue is included as a reduction to the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan as an adjustment of yield.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies (continued):

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

     We periodically review the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset. We do not believe that there are any current facts or circumstances indicating impairment of any of our real estate investments. Additionally, Amerihost guarantees the lease payment obligation of Amerihost Inns.

     Deferred Borrowing Costs:

     Costs incurred by us in connection with the issuance of notes payable are being amortized over the life of the related obligation using the effective interest method.

     Income Taxes:

     We intend to maintain our qualified status as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and distribution of income. By qualifying, we will not be subject to Federal income taxes to the extent that we distribute at least 95% of our taxable income in the fiscal year. We have satisfied the various requirements to remain qualified as a REIT.

     Interest Income:

     Interest income is recorded on the accrual basis to the extent that such amounts are deemed collectible. Our policy is to suspend the accrual of interest income when a loan becomes greater than 60 days delinquent.

     Lease Income:

     The fixed lease payments are reported as income in accordance with the terms of the lease agreements. In addition, we receive 2% of the monthly room revenue of our leased properties. Such revenue is reported as income as earned.

     Cash and cash equivalents:

     We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Concentration of Cash:

     At various times during the year we maintain cash, cash equivalents and restricted investments in accounts in excess of federally insured limits with various financial institutions. We regularly monitor the financial institutions and do not believe a significant credit risk is associated with the deposits in excess of federally insured amounts.

     Reclassification:

     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  Loans Receivable:

     We primarily originate loans: (i) to small business enterprises that exceed the net worth, asset, income, number of employee or other limitations applicable to the Small Business Administration (“SBA”) programs utilized by PMC Capital or (ii) in excess of $1.1 million to small business enterprises without regard to SBA eligibility requirements. Such loans are primarily collateralized by first liens on real estate and are subject to our underwriting criteria.

     The principal amount of loans we originated generally have not exceeded 70% of the lesser of appraised value or cost of the real estate collateral unless credit enhancements such as additional collateral or third party guarantees were obtained. Loans we originated or purchased typically provide interest payments at fixed rates, although we may also originate and purchase variable rate loans. Loans generally have maturities ranging from five to 20 years. Most loans provide for scheduled amortization and often have a balloon payment requirement. In most cases, borrowers are entitled to prepay all or part of the principal amount subject to a prepayment penalty based on the terms of the loan.

     During the years ended December 31, 1999, 1998 and 1997, we closed loans to 10, 27, and 33 corporations, partnerships or individuals for approximately $17.5 million, $43.0 million and $43.1 million and collected commitment fees of approximately $188,000, $850,000 and $754,000, respectively.

     In connection with the origination of a loan, we charge a commitment fee. In accordance with SFAS No. 91, this non-refundable fee, less the direct costs associated with the origination, is deferred and is included as a reduction of the carrying value of loans receivable. These net fees are being recognized as income over the life of the related loan as an adjustment of yield. We had approximately $1.5 million and $1.8 million in deferred commitment fees at December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, approximately 23% and 25%, respectively, of our loan portfolio consisted of loans to borrowers in Texas and approximately 10% and 9% of our loan portfolio consisted of loans to borrowers in Florida. No other state had a concentration of 10% or greater at December 31, 1999 and 1998. Our loan portfolio was approximately 97% concentrated in the lodging industry at December 31, 1999 and 1998. There can be no assurance that we will continue to experience the positive results historically achieved from these lending activities or that market conditions will enable us to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our business. Additionally, a decline in economic conditions in Texas or Florida may adversely affect us. At December 31, 1999 and 1998 we had established a loan loss reserve of $100,000.

NOTE 3.  Restricted Investments:

     Restricted investments maintained pursuant to the structured financing completed in March 1996 and June 1998 include collection accounts which remit balances to the noteholders and reserve account balances held as collateral on behalf of the noteholders. The collection and reserve accounts consist of cash and liquid money market funds. Based on the repayment of principal on the underlying notes securing the obligation, we repaid PMC Commercial Receivable Limited Partnership’s 1996 Notes in full during the year ended December 31, 1999. Accordingly, collection and reserve accounts were not required at December 31, 1999.

     Restricted investments maintained pursuant to a sale/leaseback agreement include an escrow account and a capital expenditures account. The escrow account includes a deposit of two months’ base rent. The capital expenditures account consists of deposits made by Amerihost for future capital expenditures required to maintain the real estate investments. In accordance with the terms of our lease agreements, in addition to the guaranteed lease payments, we receive 2% of the monthly room revenues from our Hotel Properties. Such amounts are recorded as revenue as earned. Our lease agreement requires us to deposit the 2% received into a capital expenditures account. Funds are released from this account when capital expenditures are incurred.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  Restricted Investments (continued):

     Restricted investments consists of the following:

	December 31,

	1999	1998

	(In thousands)

Accounts maintained pursuant to the structured financings:

PMC Commercial Trust, Ltd. 1998-1:

Collection	$4,446	$6,134

Reserve	3,228	4,009

PMC Commercial Receivable Limited Partnership:

Collection	-	1,421

Reserve	-	397

Escrow and capital expenditures accounts	1,841	1,228

Other	101	101

	$9,616	$13,290

NOTE 4.  Real Estate Investments:

     Our real estate investments consist of 30 hospitality properties (the “Hotel Properties”) we purchased from Amerihost Properties, Inc. (“Amerihost”) under a sales/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Amerihost Inns, a wholly owned subsidiary of Amerihost, for an initial 10-year period, with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of two percent per year beginning after the third year. We purchased 26 of the Hotel Properties during June 1998 for $62.2 million and we acquired the remaining four Hotel Properties during March 1999. The aggregate base rent payment for the Hotel Properties is $7.3 million per year subject to the CPI increases as described above, plus 2% of the gross room revenues as defined in the master lease agreement. Amerihost guarantees the lease payment obligation of Amerihost Inns in the master lease agreement. Amerihost is a public entity that files periodic reports with the Securities and Exchange Commission. Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

     Real estate investments consist of our investment in the acquired Hotel Properties, as follows:

	December 31,

	1999	1998

	(In thousands)

Land	$7,944	$6,900

Buildings and improvements	60,426	51,126

Furniture, fixtures and equipment	5,502	4,724

	73,872	62,750

Accumulated depreciation	(3,189)	(976)

Real estate investments, net	$70,683	$61,774

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  Related Party Transactions:

     Our loans are originated and serviced by PMC Advisers, Ltd. and it subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

     Pursuant to the IMA, we are charged an annual fee between 0.40% and 1.67%, based upon the average principal outstanding of our loans. In addition, PMC Advisers earns fees for its assistance in the issuance of our debt and equity securities. The Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the Hotel Properties to be paid to PMC Advisers for providing services relating to the leases on the Hotel Properties. In addition, the Lease Supervision Agreement provides for a fee in connection with the acquisition of properties of 0.75% of the acquisition cost. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

     Fees associated with the IMAs consist of the following:

	Years Ended December 31,

	1999	1998	1997

	(In thousands)

Lease Supervision Fee	$573	$218	$-

Investment Management Fee	1,746	2,422	1,622

Total fees incurred	2,319	2,640	1,622

Less:

Fees capitalized as cost of originating loans	(65)	(198)	(173)

Fees capitalized as cost of property acquisitions and structured financing	(81)	(633)	-

Advisory and servicing fees to affiliate, net	$2,173	$1,809	$1,449

NOTE 6.  Borrower Advances and Construction Lending:

     We finance projects during the construction phase. At December 31, 1999 and 1998, we were in the process of funding approximately $4.1 million and $8.7 million in construction projects, respectively, of which $0.4 million and $5.3 million, respectively, remained unfunded at the respective year-end. As part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive funds from the borrowers and release funds upon presentation of appropriate supporting documentation. At December 31, 1999 and 1998, we had approximately $828,000 and $788,000, respectively in funds held on behalf of borrowers, which is included as a liability in the accompanying consolidated balance sheets.

NOTE 7.  Earnings Per Share:

     The weighted average number of common shares of beneficial interest outstanding were 6,529,780, 6,497,924 and 6,242,182 for the periods ended December 31, 1999, 1998 and 1997, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 9,128, 5,512; and 9,943 for the effect of stock options during the years ended December 31, 1999, 1998 and 1997, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  Shareholder Distributions:

     As part of the requirements of qualifying for REIT status under the Code, we must distribute to our shareholders at least 95% of our income for Federal income tax purposes (“Taxable Income”) within established time requirements of the Code. If these requirements are not met, we will be subject to Federal income taxes and/or excise taxes. As a result of timing differences for the recognition of income with respect to fees collected at the inception of originating loans, our Taxable Income exceeds net income in accordance with generally accepted accounting principles. In order to prevent incurring any tax liability, we have declared or distributed the required amount of taxable income as dividends to our shareholders. For Federal income tax purposes, $0.12 of our 1999 dividend was deemed to be a return of capital.

NOTE 9.  Dividend Reinvestment and Cash Purchase Plan:

     We have implemented a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the shares is 100% of the average of the closing price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January, 2000. In addition, since January 2000 we have been using the open market to purchase shares with proceeds from the dividend reinvestment portion of the plan. During the years ended December 31, 1999, 1998 and 1997, 14,729; 111,111, and 289,563 shares, respectively, were issued pursuant to the plan.

NOTE 10.  Share Option Plans:

     We have two stock-based compensation plans, which are described below. We apply Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock-based compensation plans. In 1995, SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) was issued which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of our stock-based compensation plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if we had adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

     We have two stock-based compensation plans in the form of the 1993 Employee Share Option Plan (the “Employee Plan”) and the Trust Manager Share Option Plan (the “Trust Manager Plan”), referred to collectively as the “Stock Option Plans.” Pursuant to the Stock Option Plans, we are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of 392,214 shares at December 31, 1999) as incentive stock options (intended to qualify under Section 422 of the Internal Revenue code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options. In 1999, 1998, and 1997 we granted both qualified and nonqualified stock options under the Stock Option Plans to directors and non-employees.

     Only the trust managers who are not employees of PMC Capital or the Investment Manager (the “Non-employee Trust Managers”) are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted each year thereafter on the anniversary of the date the trust manager took office so long as such trust manager is re-elected to serve as a trust manager. In 1997, the plan was amended so that the non-employee Trust Managers receive options to purchase 1,000 shares on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or (ii) within five years after date of grant. The number of

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  Share Option Plans (continued):

shares exercisable under the Trust Managers Plan at December 31, 1999 and 1998 were 28,000 and 23,000, respectively.

     The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. All stock options granted in 1999, 1998 and 1997 have an exercise price equal to the fair market value of the underlying stock as of the date of grant and a contractual term of five years. Of the total options outstanding, 27,500 options fully vested in January 2000. The remainder of options granted prior to 1999 fully vested on the first anniversary date of grant and the options granted in 1999 vested immediately. We granted 50,500; 54,850, and 57,250 options during the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 273,920 share options had been granted since the inception of the plan. We have not recognized compensation expense for the stock options granted in 1999, 1998 and 1997.

     A summary of the status of our stock options as of December 31, 1999, 1998 and 1997 and the changes during the years ended on those dates is presented below:

	1999		1998		1997

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding January 1	143,381	$18.02	109,921	$17.81	78,529	$15.83

Granted	50,500	$11.54	54,850	$18.00	57,250	$19.41

Exercised	(2,130)	$14.46	(16,940)	$16.20	(23,358)	$15.19

Forfeited	(2,940)	$17.81	(4,450)	$19.32	(2,400)	$16.88

Expired	(550)	$11.79	-	$-	(100)	$11.88

Outstanding December 31	188,261	$16.41	143,381	$18.02	109,921	$17.81

Exercisable at December 31	159,980	$16.62	78,531	$17.83	40,821	$15.84

Weighted-average fair value of options granted during the year	$0.12		$0.62		$1.09

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997:

	Years Ended December 31,

	1999	1998	1997

Assumption:

Expected Term (years):	3.0	3.0	3.0

Risk-Free Interest Rate:	5.91%	4.52%	5.78%

Expected Dividend Yield:	16.05%	9.00%	9.00%

Expected Volatility	13.41%	13.27%	15.78%

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  Share Option Plans (continued):

     The following table summarizes information about stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/99	Contract Life	Exercise Price	at 12/31/99	Exercise Price

$11.19 to $15.00	50,500	4.88	$11.54	29,500	$11.19
$15.75 to $19.88	137,761	2.71	$18.21	130,480	$17.85

$11.19 to $19.88	188,261	3.16	$16.41	159,980	$16.62

     The pro forma effects on net income and earnings per share for 1999, 1998 and 1997 from compensation expense computed pursuant to SFAS No. 123, for awards granted to directors and officers, is as follows (in thousands, except per share data):

	December 31, 1999		December 31, 1998		December 31, 1997

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

SFAS No. 123 Charge	$-	$31	$-	$56	$-	$43
APB No. 25 Charge	$-	$-	$-	$-	$-	$-
Net Income	$10,264	$10,233	$11,371	$11,315	$10,389	$10,346
Basic Earnings Per Share	$1.57	$1.57	$1.75	$1.74	$1.66	$1.66
Diluted Earnings Per Share	$1.57	$1.56	$1.75	$1.74	$1.66	$1.66

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 11. Notes Payable

Revolving Credit Facility

     We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended in November 1999, provides us with credit availability up to the lesser of $60 million or an amount equal to the sum of 60% of the value of the projects underlying the loans collateralizing the borrowings up to 85% of the amount of the loans outstanding. At December 31, 1999, we had $34.6 million in debt outstanding and availability of an additional $25.4 million. At December 31, 1998, we had a $40 million credit facility with $28.5 million outstanding. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. At December 31, 1999, the weighted average interest rate on short-term borrowings under the revolving credit facility was approximately 7.5%. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At December 31, 1999 we were in compliance with all covenants of this facility. The facility matures on November 29, 2002, except for $15 million which matures April 30, 2000 bringing the aggregate availability under the revolving credit facility to $45 million.

Structured Financings

     In March 1996, the 1996 Partnership completed a private placement (the “1996 Private Placement”) of $29,500,000 of its Fixed Rate Loan Backed Notes, Series 1996-1 (the “1996 Notes”). In connection with the 1996 Private Placement, the 1996 Notes were given a rating of “AA” by Duff & Phelps Credit Rating Co. We own, directly or indirectly, all of the interests of the 1996 Partnership. The 1996 Notes, issued at par, have a stated

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  Notes Payable (continued):

maturity in 2016, bear interest at the rate of 6.72% per annum, and were collateralized by an initial amount of approximately $39.7 million of loans contributed by us to the 1996 Partnership. On July 1, 1999, we redeemed all of our remaining outstanding 1996 Notes (aggregating $628,000) under the cleanup call provisions of the private placement agreement.

     In June 1998, the 1998 Partnership completed a private placement (the “1998 Private Placement”) of $66,100,000 of its Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”). In connection with this transaction, the 1998 Notes were given a rating of “Aaa” by Moody’s Investors Service, Inc. We own, directly or indirectly, all of the interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans that we contributed to the 1998 Partnership. At December 31, 1999, approximately $50.0 million of loan principal remained outstanding. We service, through PMC Advisers, the loans contributed to the 1998 Partnership. We have no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against our assets. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. The net proceeds from the issuance of the 1998 Notes (approximately $46.5 million after giving effect to costs of approximately $400,000, repayment of certain indebtedness related to the contributed loans of approximately $14.6 million, a $2.2 million initial reserve deposit held by the trustee as collateral and a deposit of $2.4 million representing collections or prepayments on the underlying loans due to the holders of the 1998 Notes) were distributed to us in accordance with our interest in the 1998 Partnership. The 1998 Partnership’s assets consist solely of the loans acquired from us, and funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at December 31, 1999 was $47.8 million. All principal collected on the underlying loans during the monthly period (as defined in the related trust indenture) are used to make the required principal payment on the first business day of the following month.

     We receive distributions from the 1998 Partnership. Pursuant to the trust indenture, distributions of the net assets of our wholly-owned subsidiaries are limited. As of December 31, 1999, the dividends available for distribution from the 1998 Partnership were approximately $311,000, which was distributed to us in January 2000.

Mortgages Payable - PMC Commercial

     During 1999, PMC Commercial completed mortgages on six separate properties. The related notes each have terms of five years (except for one note in the amount of $1.5 million), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is 9 years, has no prepayment penalty and has an interest rate reset at the end of its fifth year. The proceeds from the mortgages of approximately $8.6 million were used to pay down our revolving credit facility. At December 31, 1999, the balance outstanding on our mortgages payable was $8.5 million.

Other Mortgages Payable

     We have assumed mortgages payable related to the four Hotel Properties acquired in March 1999 that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over a 20-year period, have remaining maturities of between 15 and 20 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These mortgages payable are obligations of the Special Purpose Entities. At December 31, 1999, the balance outstanding on our other mortgages payable was $6.8 million of which $2.9 million was not guaranteed by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  Fair Values of Financial Instruments:

     The estimates of fair value as required by SFAS No. 107 differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange or the amount that ultimately will be realized by us upon maturity or disposition.

     The estimated fair values of our financial instruments are as follows:

	Years Ended December 31,

	1999		1998

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:

Loans receivable, net	$115,265	$117,188	$119,712	$122,948

Cash and cash equivalents	228	228	225	225

Restricted investments	9,616	9,616	13,290	13,290

Liabilities:

Notes payable	63,152	61,500	66,852	65,526

Revolving credit facility	34,605	34,605	28,535	28,535

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

Revolving Credit Facilty: The carrying amount is a reasonable estimation of fair value.

NOTE 13.  Quarterly Financial Data: (unaudited)

     The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

1999

(In thousands, except earnings per share)

			Earnings
	Revenues	Net Income	Per Share

First Quarter	$5,289	$2,591	$0.40

Second Quarter	5,646	2,563	0.39

Third Quarter	5,517	2,523	0.39

Fourth Quarter	5,548	2,587	0.39

	$22,000	$10,264	$1.57

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  Quarterly Financial Data (continued): (unaudited)

1998

(In thousands, except earnings per share)

			Earnings Per
	Revenues	Net Income	Share

First Quarter	$3,504	$2,655	$0.41

Second Quarter	3,672	2,707	0.42

Third Quarter	5,952	3,215	0.49

Fourth Quarter	6,180	2,794	0.43

	$19,308	$11,371	$1.75

NOTE 14.  Business Segments:

     Operating results and other financial data are presented for our principal business segments for the year ended December 31, 1999 and 1998. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises primarily in the lodging industry and (ii) the Property Division which owns hotel properties. Prior to June 30, 1998, our business activities consisted solely of the Lending Division. Our business segment data as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 is as follows:

	Year Ended December 31, 1999			Year Ended December 31, 1998

		Lending	Property		Lending	Property	Unallocated
	Total	Division	Division	Total	Division	Division	Costs(1)

	(In thousands)

Revenues:

Interest income - loans and other portfolio income	$14,469	$14,469	$-	$15,994	$15,994	$-	$-

Lease income	7,531	-	7,531	3,314	-	3,314	-

Total	22,000	14,469	7,531	19,308	15,994	3,314	-

Expenses:

Interest(2)	7,023	4,435	2,588	4,289	3,222	1,067	-

Advisory and servicing fees	2,173	1,681	492	1,809	1,591	218	-

Depreciation	2,213	-	2,213	976	-	976	-

Other	327	308	19	863	294	-	569

Total	11,736	6,424	5,312	7,937	5,107	2,261	569

Net income	$10,264	$8,045	$2,219	$11,371	$10,887	$1,053	$(569)

	December 31, 1999			December 31, 1998

Total assets	$197,237	$124,567	$72,670	$196,690	$133,688	$63,002	$-

(1)	The unallocated costs consist of the one-time charge of $569,000 relating to certain merger costs.
(2)	We allocate interest expense based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  Cancellation of Proposed Merger:

     On June 3, 1998, the Company entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. (“Supertel”) pursuant to which Supertel would have merged with and into the Company, subject to the satisfaction of certain conditions to closing. On October 15, 1998, the Company announced that the Company’s Board of Trust Managers and the Supertel Board of Directors agreed to terminate the merger agreement between the two companies. During the year ended December 31, 1998, the Company expensed all merger related costs. Included in expenses is the one-time charge of $569,000 (or $.09 per share) relating to such merger costs.

NOTE 16.  Commitments and Contingencies:

     Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At December 31, 1999, we had approximately $7.9 million of total loan commitments and approvals outstanding to nine small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $239,000 of loan commitments outstanding pertaining to three partially funded construction loans and $113,000 of commitments under the SBA 504 takeout program at December 31, 1999. The weighted average interest rate on loan commitments at December 31, 1999 was 9.6%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the Loan Origination Agreement included in the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Trust Managers
PMC Commercial Trust:

Our audits of the consolidated financial statements referenced in our report dated February 25, 2000, appearing on page F-2 of the 1999 Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2000

Schedule III

PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1999
(In thousands)

	Cost at Prior Year End			Additions During Current Year

		Building	Furniture		Building	Furniture
		and	and		and	and
Description of Property	Land	Improvements	Fixtures	Land	Improvements	Fixtures

AMERIHOST HOTELS:

Anderson, CA	$366	$1,872	$183	$-	$4	$-

Ashland, OH	215	2,626	186	-	5	-

Coopersville ,MI	242	1,999	180	-	4	-

Eagles Landing, GA	325	1,815	180	-	4	-

Grand Rapids-N, MI	221	2,323	180	-	5	-

Grand Rapids-S, MI	368	2,173	183	-	4	-

Grove City, PA	263	2,480	183	-	5	-

Hudsonville, MI	326	2,215	183	-	4	-

Jackson, TN	403	1,936	183	-	4	-

Kimberly, WI	241	1,991	189	-	4	-

LaGrange, GA	263	1,679	177	-	3	-

Mansfield, OH	293	1,646	180	-	9	-

McKinney, TX	273	2,066	183	-	4	-

Monroe, MI	273	2,060	189	-	4	-

Mosinee, WI	140	1,416	159	-	3	-

Mt. Pleasant, IA	179	1,851	189	-	4	-

Port Huron, MI	263	2,076	183	-	4	-

Rochelle, IL	221	2,017	183	-	4	-

Shippensburg, PA	252	1,888	180	-	4	-

Smyrna, GA	290	1,749	180	-	3	-

Storm Lake, IA	220	1,716	183	-	3	-

Tupelo, MS	236	1,901	183	-	4	-

Warrenton, MO	291	2,143	189	-	4	-

Wooster - E, OH	171	1,673	174	-	3	-

Wooster - N, OH	263	1,575	180	-	7	-

Yreka, CA	302	2,239	183	-	4	-

Macomb, IL	-	-	-	194	2,281	180

Sycamore, IL	-	-	-	250	2,224	180

Marysville, OH	-	-	-	300	2,718	237

Plainfield, IN	-	-	-	300	1,966	180

	$6,900	$51,126	$4,725	$1,044	$9,300	$777

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amounts At
	Which Carried at
	Close of Period

		Building	Furniture
		and	and
Description of Property	Land	Improvements	Fixtures	Total

AMERIHOST HOTELS:

Anderson, CA	$366	$1,876	$183	2,425

Ashland, OH	215	2,631	186	3,032

Coopersville ,MI	242	2,003	180	2,425

Eagles Landing, GA	325	1,819	180	2,324

Grand Rapids-N, MI	221	2,328	180	2,729

Grand Rapids-S, MI	368	2,177	183	2,728

Grove City, PA	263	2,485	183	2,931

Hudsonville, MI	326	2,219	183	2,728

Jackson, TN	403	1,940	183	2,526

Kimberly, WI	241	1,995	189	2,425

LaGrange, GA	263	1,682	177	2,122

Mansfield, OH	293	1,655	180	2,128

McKinney, TX	273	2,070	183	2,526

Monroe, MI	273	2,064	189	2,526

Mosinee, WI	140	1,419	159	1,718

Mt. Pleasant, IA	179	1,855	189	2,223

Port Huron, MI	263	2,080	183	2,526

Rochelle, IL	221	2,021	183	2,425

Shippensburg, PA	252	1,892	180	2,324

Smyrna, GA	290	1,753	180	2,223

Storm Lake, IA	220	1,719	183	2,122

Tupelo, MS	236	1,905	183	2,324

Warrenton, MO	291	2,147	189	2,627

Wooster - E, OH	171	1,676	174	2,021

Wooster - N, OH	263	1,582	180	2,025

Yreka, CA	302	2,243	183	2,728

Macomb, IL	194	2,281	180	2,655

Sycamore, IL	250	2,224	180	2,654

Marysville, OH	300	2,718	237	3,255

Plainfield, IN	300	1,966	180	2,446

	$7,944	$60,426	$5,502	73,872

Schedule III

PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1999
(In thousands)

	Accumulated	Net
	Depreciation -	Book Value -			Life upon
	Building and	Building and			Which
	Improvements;	Improvements;			Depreciation
	Furniture and	Furniture and	Date of	Date of	in Statement
Description of Property	Fixtures	Fixtures	Construction	Acquisition	Is Computed

Anderson, CA	$109	$2,316	01/19/97	06/30/98	7 - 35 years

Ashland, OH	142	2,890	08/09/96	06/30/98	7 - 35 years

Coopersville ,MI	114	2,311	01/09/96	06/30/98	7 - 35 years

Eagles Landing, GA	106	2,218	08/08/95	06/30/98	7 - 35 years

Grand Rapids-N, MI	128	2,600	07/05/95	06/30/98	7 - 35 years

Grand Rapids-S, MI	122	2,607	06/11/97	06/30/98	7 - 35 years

Grove City, PA	135	2,796	04/24/97	06/30/98	7 - 35 years

Hudsonville, MI	124	2,605	11/24/97	06/30/98	7 - 35 years

Jackson, TN	112	2,414	04/01/98	06/30/98	7 - 35 years

Kimberly, WI	115	2,311	06/30/97	06/30/98	7 - 35 years

LaGrange, GA	100	2,022	03/01/95	06/30/98	7 - 35 years

Mansfield, OH	99	2,029	11/19/94	06/30/98	7 - 35 years

McKinney, TX	118	2,409	01/06/97	06/30/98	7 - 35 years

Monroe, MI	118	2,409	09/19/97	06/30/98	7 - 35 years

Mosinee, WI	86	1,632	04/30/93	06/30/98	7 - 35 years

Mt. Pleasant, IA	109	2,115	07/02/97	06/30/98	7 - 35 years

Port Huron, MI	118	2,409	07/01/97	06/30/98	7 - 35 years

Rochelle, IL	116	2,310	03/07/97	06/30/98	7 - 35 years

Shippensburg, PA	109	2,215	08/09/96	06/30/98	7 - 35 years

Smyrna, GA	103	2,120	01/08/96	06/30/98	7 - 35 years

Storm Lake, IA	103	2,019	03/13/97	06/30/98	7 - 35 years

Tupelo, MS	111	2,213	07/25/97	06/30/98	7 - 35 years

Warrenton, MO	122	2,506	11/07/97	06/30/98	7 - 35 years

Wooster - E, OH	99	1,922	01/18/94	06/30/98	7 - 35 years

Wooster - N, OH	96	1,928	10/21/95	06/30/98	7 - 35 years

Yreka, CA	125	2,604	08/04/97	06/30/98	7 - 35 years

Macomb, IL	62	2,593	05/01/95	03/23/99	7 - 35 years

Sycamore, IL	61	2,594	05/31/96	03/23/99	7 - 35 years

Marysville, OH	76	3,179	06/01/90	03/05/99	7 - 35 years

Plainfield, IN	56	2,390	09/01/92	03/05/99	7 - 35 years

	$3,189	$70,683

Schedule III

PMC COMMERCIAL TRUST AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1999
(In thousands)

Gross amount carried:

		Totals

Balance at January 1, 1999		$62,750

Additions during period:
Acquisitions through foreclosure	$-
Other Acquisitions	11,111
Improvements, etc.	11
Other (describe)	-

		$11,122

Deductions during period:
Cost of real estate sold	$-
Other (describe)	-

		$-

Balance at December 31, 1999		$73,872

Accumulated Depreciation:

Balance at January 1, 1999		$976

Additions during period:
Depreciation expense during the period		2,213

Deductions during period:
Assets sold or written-off during the period		-

Balance at December 31, 1999		$3,189

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (previously filed with the Commission as Exhibit 2.2 to the Registrant’s Form 8-K dated June 5, 1998 and incorporated herein by reference).
*3.1	Declaration of Trust
3.1(a)	Amendment No. 1 to Declaration of Trust
**3.1(b)	Amendment No. 2 to Declaration of Trust
*3.2	Bylaws
*4.	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.
***10.1	Investment Management Agreement between the Company and PMC Advisers, Inc.
*10.2	1993 Employee Share Option Plan
*10.3	1993 Trust Manager Share Option Plan
*10.5	Loan Origination Agreement
****10.6	Revolving Credit Facility
****10.7	Third Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of March 15, 1998.
*****10.8	Fourth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of June 30, 1998.
*****10.9	Fifth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 30, 1998.
******10.10	Sixth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 29, 1999.
******21	Subsidiaries of the Registrant
******27	Financial Data Schedule

*	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

**	Previously filed with the Commission as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

***	Previously filed with the Commission as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

****	Previously filed with the Commission as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 1998.

*****	Previously filed with the Commission as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

******	Filed herewith.