Form 10-Q
period 2000-03-31
PMC COMMERCIAL TRUST /TX
filed 2000-05-15
CIK 908311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

      [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

or

      [   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to           .

Commission File Number 1-13610

PMC Commercial Trust

(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      As of May 1, 2000, Registrant had outstanding 6,536,896 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

Page
No.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — March 31, 2000 (Unaudited) and December 31, 1999	2

Consolidated Statements of Income (Unaudited) — Three Months Ended March 31, 2000 and 1999	3

Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2000 and 1999	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits and Reports on Form 8-K	18

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Investments:

Loans receivable, net	$107,737	$115,265

Real estate investments, net	70,109	70,683

Restricted investments	7,090	9,616

Cash equivalents	1,917	72

Total investments	186,853	195,636

Other assets:

Cash	164	156

Interest receivable	442	603

Deferred borrowing costs, net	428	507

Due from affiliates	78	—

Other assets, net	354	335

Total other assets	1,466	1,601

Total assets	$188,319	$197,237

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$59,314	$63,152

Revolving credit facility	32,000	34,605

Dividends payable	3,007	3,007

Due to affiliates	—	1,023

Borrower advances	819	828

Unearned commitment fees	124	140

Interest payable	462	366

Other liabilities	1,461	2,184

Total liabilities	97,187	105,305

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,536,896 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively	65	65

Additional paid-in capital	94,349	94,349

Cumulative net income	49,519	47,312

Cumulative dividends	(52,801)	(49,794)

Total beneficiaries’ equity	91,132	91,932

Total liabilities and beneficiaries’ equity	$188,319	$197,237

Net asset value per share	$13.94	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months
	Ended March 31,

	2000	1999

	(Unaudited)

Revenues:

Interest income — loans	$2,930	$3,265

Lease income	1,923	1,685

Interest and dividends — other investments	63	77

Other income	295	262

Total revenues	5,211	5,289

Expenses:

Interest	1,746	1,593

Advisory and servicing fees to affiliate, net	550	532

Depreciation	574	488

General and administrative	49	38

Legal and accounting fees	35	47

Provision for loan losses	50	—

Total expenses	3,004	2,698

Net income	$2,207	$2,591

Basic weighted average shares outstanding	6,537	6,523

Diluted weighted average shares outstanding	6,537	6,524

Basic and diluted earnings per share	$0.34	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)

Cash flows from operating activities:

Net income	$2,207	$2,591

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	574	488

Accretion of discount and fees	(135)	(127)

Amortization of borrowing costs	79	89

Provision for loan losses	50	—

Commitment fees collected, net	46	57

Construction monitoring fees collected, net	—	11

Changes in operating assets and liabilities:

Accrued interest receivable	161	117

Other assets	(19)	25

Interest payable	96	(114)

Borrower advances	(9)	(318)

Due from/to affiliates	(1,101)	(603)

Other liabilities	(723)	257

Net cash provided by operating activities	1,226	2,473

Cash flows from investing activities:

Loans funded	(301)	(7,061)

Principal collected	7,852	5,570
Purchase of real estate and furniture, fixtures, and

equipment	—	(4,076)

Release of restricted investments, net	2,526	2,145

Net cash provided by (used in) investing activities	10,077	(3,422)

Cash flows from financing activities:

Proceeds from issuance of common shares	—	53

Proceeds from (payments on) revolving credit facility, net	(2,605)	10,599

Payment of principal on notes payable	(3,838)	(6,710)

Payment of dividends	(3,007)	(2,967)

Net cash (used in) provided by financing activities	(9,450)	975

Net increase in cash and cash equivalents	1,853	26

Cash and cash equivalents, beginning of year	228	225

Cash and cash equivalents, end of period	$2,081	$251

Supplemental disclosures:

Dividends reinvested	$—	$53

Dividends declared, not paid	$3,007	$3,001

Interest paid	$1,650	$1,707

Assets purchased with assumed debt	$—	$6,926

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

      The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of March 31, 2000 and the consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999 have not been audited by independent accountants. In our opinion, the financial statements reflect all adjustments necessary to present fairly PMC Commercial’s financial position at March 31, 2000 and our results of operations and cash flows for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

      Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our 1999 Annual Report on Form 10-K.

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

      The results for the three months ended March 31, 2000 are not necessarily indicative of future financial results.

Note 2.  Dividends

      During January 2000, we paid $0.46 per share in dividends to common shareholders of record on December 31, 1999. During March 2000 we declared a $0.46 per share dividend to common shareholders of record on March 31, 2000, which was paid during April 2000.

Note 3.  Related Party Transactions

      Our loans are originated and serviced by PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

      Fees associated with the IMAs consist of the following:

	Three Months
	Ended
	March 31,

	2000	1999

	(In thousands)

Lease Supervision Fee	$128	$189

Investment Management Fee	422	452

Total fees incurred	550	641

Less:

Fees capitalized as cost of originating loans	—	(28)
Fees capitalized as cost of property acquisitions and structured

financing	—	(81)

Advisory and servicing fees to affiliate, net	$550	$532

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.  Notes Payable

Revolving Credit Facility

      We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility provides us with credit availability up to the lesser of $45 million (which was reduced, pursuant to its terms, from $60 million as of April 30, 2000) or an amount equal to 60% of the value of the projects underlaying the loans collateralizing the borrowings up to 85% of the amount of the loans outstanding. At March 31, 2000, we had $32.0 million in debt outstanding with a weighted average interest rate of approximately 7.7%.

      We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At March 31, 2000 we were in compliance with all covenants of this facility. The facility matures on November 29, 2002.

Structured Financing

      In June 1998, we completed a private placement of $66,100,000 of Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”). At March 31, 2000, approximately $46.2 million of loan principal remained outstanding as collateral for the aggregate principal amount of the 1998 Notes outstanding at March 31, 2000 in the amount of $44.1 million.

Notes Payable — PMC Commercial

      During 1999, PMC Commercial completed financings on six separate properties. The related notes each have terms of five years (except for one note in the amount of $1.5 million), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is 9 years, has no prepayment penalty and has an interest rate reset at the end of its fifth year. The aggregate proceeds from the financings of approximately $8.6 million were used to pay down our revolving credit facility. At March 31, 2000, the aggregate balance outstanding on these notes payable was $8.5 million.

Other Notes Payable

      We have assumed debt that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. The underlying notes are amortized over a 20-year period, have remaining maturities of between 15 and 20 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These notes payable are obligations of our subsidiaries. At March 31, 2000, the aggregate balance outstanding on these other notes payable was approximately $6.8 million of which $3.9 million is guaranteed by PMC Commercial.

Note 5.  Basic and Diluted Earnings Per Share

      The weighted average number of common shares of beneficial interest outstanding was 6,536,896 and 6,523,057 for the three months ended March 31, 2000 and 1999, respectively. The stock options outstanding during the three months ended March 31, 2000 are not dilutive. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 887 shares for the effect of stock options during the three months ended March 31, 1999.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Commitments and Contingencies

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At March 31, 2000, we had approximately $7.4 million of total loan commitments and approvals outstanding to five small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $1.5 million of loan commitments outstanding pertaining to two partially funded construction loans and approximately $400,000 of commitments under the SBA 504 program at March 31, 2000. The weighted average interest rate on loan commitments at March 31, 2000 was 10.0%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the terms of the IMA, should we not have funds available for commitments, such commitments will be transferred back to PMC Advisers.

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 7.  Business Segments

      Operating results and other financial data are presented for the principal business segments of PMC Commercial for the three months ended March 31, 2000 and 1999. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which primarily originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Our business segment data for the three months ended March 31, 2000 and 1999 is as follows:

	Three Months Ended March 31, 2000			Three Months Ended March 31, 1999

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$3,288	$3,288	$—	$3,604	$3,604	$—

Lease income	1,923	—	1,923	1,685	—	1,685

Total	5,211	3,288	1,923	5,289	3,604	1,685

Expenses:

Interest (1)	1,746	1,077	669	1,593	1,025	568

Advisory and servicing fees	550	422	128	532	424	108

Depreciation	574	—	574	488	—	488

Other	134	134	—	85	85	—

Total	3,004	1,633	1,371	2,698	1,534	1,164

Net Income	$2,207	$1,655	$552	$2,591	$2,070	$521

	As of March 31, 2000			As of March 31, 1999

Total assets	$188,319	$116,174	$72,145	$206,380	$132,817	$73,563

(1)	The Company allocates interest expense based on the relative total assets of each division as of the end of the period.

PART I

Financial Information

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are primarily a commercial lender that originates loans to small business enterprises that are primarily collateralized by first liens on the real estate of the related business. Our lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998, we originated and funded $0.3 million, $17.5 million and $43.0 million of loans. The reduction in new loan originations is largely a result of increased competition in the hospitality lending industry and the scheduled reduction of availability under our revolving credit facility during the latter half of 1999 which was not remedied until late November 1999. See “Economy and Competition” and “Liquidity and Capital Resources”.

      As of March 31, 2000, our total loan portfolio outstanding was $109.3 million ($107.7 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.0%. The weighted average contractual interest rate does not include the effects of the accretion of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, including all loan fees and prepayment fees earned, for the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998 were approximately 11.3%, 11.8% and 13.1%, respectively.

      As of March 31, 2000, we had two loans which were greater than 31 days delinquent. We have established a reserve in the amount of $150,000 against one of the delinquent loans since management has determined that loan to be a potential “problem loan”. The aggregate principal balance outstanding of the “problem loan” at March 31, 2000 was approximately $1 million. We have commenced foreclosure proceedings which will take several months to complete. Management estimates the proceeds from the sale of collateral and other sources will equal or exceed the principal balance outstanding less the related reserve. The other delinquent loan has not been designated by us as a “problem loan” at this time.

      We acquired 30 limited service hospitality properties (the “Hotel Properties”) from Amerihost Properties, Inc. or its subsidiaries (“Amerihost”) as part of a sale/leaseback transaction in which we receive annual base lease payments of $7.3 million. Amerihost guarantees all of the lease payments under the sale/leaseback agreement. Amerihost Properties, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      The following table shows summarized financial information for Amerihost Properties, Inc. (derived from the Amerihost Properties, Inc. public filings) as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and 1999, as follows:

	March 31, 2000	December 31, 1999

	(In thousands)

Balance Sheet Data:

Investment in hotel assets	$83,644	$86,103

Cash and short term investments	2,958	3,766

Total assets	100,547	103,108

Total liabilities	87,257	88,927

Shareholders’ equity	13,290	14,181

	Three Months Ended
	March 31,

	2000	1999

	(In thousands)

Income Statement Data:

Total Revenue	$15,867	$14,719

Loss From Operations	(651)	(1,385)

Net Loss	(904)	(1,765)

      The following tables show statistical data regarding the 30 limited service hospitality properties that we own (1):

	Three Months Ended
	March 31,

	2000	1999	% Increase

Occupancy	53.24%	51.77%	2.8%

ADR(2)	$54.91	$53.65	2.4%

RevPAR(3)	$29.23	$27.78	5.2%

Revenue	$4,870,160	$4,580,301	6.3%

Rooms Rented	88,708	85,353	3.9%

Rooms Available	166,616	164,856	1.1%

(1)	The tables show financial and statistical data of the properties for the periods presented which include periods prior to the date we acquired the properties. All data has been provided by Amerihost.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

Economy and Competition

      Our primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisers in the lodging industry. Some of these competitors have greater financial and larger managerial resources than us. Competition has increased as the financial strength of the banking and thrift industries have improved. In our opinion, there continues to be competitive lending activity at advance rates and interest rates which are considerably more aggressive than we offer. In order to maintain a quality portfolio, we will continue to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by us. We believe we compete effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

      As a result of uncertain economic trends and overbuilding in certain regional markets, we are experiencing a slowdown in the number of new hospitality properties that are being built or sold. The result has been an increase in competition at advance rates and with terms with which we have chosen not to compete. This competitive environment has resulted in a decline in new loan volume as we continue to maintain our credit standards. We funded approximately $300,000 in loans during the first quarter of 2000 and have not had any loan originations during April 2000. Barring economic changes, the volume of new loans funded is expected to increase primarily late in the third quarter and into the fourth quarter. Our property division continues to show strong economic trends as both occupancy and average daily rates have experienced positive trends.

      Prepayments of principal on our loan portfolio increased during the first quarter of 2000. This increase was not anticipated as a result of recent changes in the credit markets including a rising interest rate environment. We had experienced decreased prepayment activity during the third and fourth quarters of 1999. While we believe as a result of the current interest rate environment that prepayment activity should continue during the remainder of the year ending December 31, 2000 at the lower levels experienced during the latter half of 1999, the effect that competition has on refinancing of our borrowers loans’ has caused the rate of prepayment to increase during 2000. In addition the prepayment fees we collect affects our net income. Generally, as prevailing interest rates increase, the amount of collected prepayment fee income decreases while as prevailing interest rates decline, the amount of the prepayment fee income increases. Some of the loans permit the prepayment of up to 10% of the original loan principal balance per year without penalty.

      As a result of the above mentioned economic trends and competitive pressures, our FFO during the first quarter of 2000 was below management’s expectations due to the low level of loans funded, increased prepayment of loans during the first quarter of 2000 and the increased cost of funds on our revolving credit facility. The increased cost of funds and the reduction in our outstanding loan portfolio as of March 31,2000 will continue to have a negative impact on our earnings. See “Funds From Operations and Dividends.”

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

      Our net income during the three months ended March 31, 2000 and 1999 was $2.2 million and $2.6 million, or $0.34 and $0.40 per share, respectively. The basic weighted average shares outstanding remained constant at approximately 6.5 million for the three months ended March 31, 2000 and 1999. Our revenues decreased by $78,000, or 1%, from $5,289,000 during the three months ended March 31, 1999 to $5,211,000 during the three months ended March 31, 2000 due primarily to lower interest income on our outstanding loan portfolio for the reasons described below. This decrease was partially offset by increased lease revenue on owned properties commencing in March 1999. Equity ownership in properties, while causing increased revenues, also causes increased expenses (primarily depreciation, interest costs and advisory fees). Our funds from operations (“FFO”) were $2.8 million and $3.1 million during the three months ended March 31, 2000 and 1999, respectively. The difference between our net income and our FFO was the effect of depreciation (see “Funds From Operations”). Depreciation expense increased by $86,000, or 18%, from $488,000 for the three months ended March 31, 1999 to $574,000 during the three months ended March 31, 2000. This increase is attributable to depreciation of four Hotel Properties acquired during March 1999.

      Interest income — loans decreased by $335,000 (10%), from $3.3 million during the three months ended March 31, 1999 to $2.9 million during the three months ended March 31, 2000. Interest income-loans represents income generated primarily through interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our average outstanding loan portfolio of $10.3 million (8%), from $122.8 million during the three months ended March 31, 1999 to $112.5 million during the three months ended March 31, 2000. Additionally, our weighted average contractual interest rate on loans outstanding continued to decline. The weighted average contractual interest rate was 10.2% at March 31, 1999 compared to 10.0% at March 31, 2000.

      Lease income increased by $238,000 (14%), from $1.7 million during the three months ended March 31, 1999 to $1.9 million during the three months ended March 31, 2000. We acquired four Hotel Properties during March 1999. As a result, for the three months ended March 31, 1999, we did not earn lease revenue from these properties while the lease income for the three months ended March 31, 2000 includes lease revenue from these properties.

      Interest and dividends — other investments decreased by $14,000 (18%), from $77,000 during the three months ended March 31, 1999 to $63,000 during the three months ended March 31, 2000. Our average short-term investments decreased by $1,735,000 (24%), from $7,171,000 during the three months ended March 31, 1999 to $5,436,000 during the three months ended March 31, 2000. This decrease was partially offset by increased average yields. The average yields on short-term investments during the three months ended March 31, 2000 increased to 4.6% from 4.1% during the three months ended March 31, 1999.

      Other income increased by $33,000 (13%), from $262,000 during the three months ended March 31, 1999 to $295,000 during the three months ended March 31, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The increase was principally attributable to miscellaneous collections during the three months ended March 2000 while there were no similar collections in the three months ended March 31, 1999.

      Interest expense increased by $116,000 (7%), from $1.6 million during the three months ended March 31, 1999 to $1.7 million during the three months ended March 31, 2000. The increase was primarily a result of the assumption of notes on the limited service hospitality properties acquired during March 1999 and the new mortgages on six of the Hotel Properties primarily entered into during the third quarter of 1999. This increase was partially offset by a reduction in interest expense from the redemption of the remaining 1996 Notes and decreases in the borrowings under our revolving credit facility used to originate loans. Interest expense consisted primarily of:

	Three Months
	Ended March 31,

	2000	1999

	(In thousands)

Revolving Credit Facility	$644	$587

1996 Notes	—	76

1998 Notes	718	880

Mortgages on Hotel Properties	303	—

Other	81	50

	$1,746	$1,593

      Advisory and servicing fees to affiliate, net increased by $18,000 (3%), from $532,000 during the three months ended March 31, 1999 to $550,000 during the three months ended March 31, 2000.

      Fees associated with the IMAs consist of the following:

	Three Months
	Ended
	March 31,

	2000	1999

	(In thousands)

Lease Supervision Fee	$128	$189

Investment Management Fee	422	452

Total fees incurred	550	641

Less:

Fees capitalized as cost of originating loans	—	(28)

Fees capitalized as cost of property acquisitions and structured financing	—	(81)

Advisory and servicing fees to affiliate, net	$550	$532

      The Lease Supervision Fee included $81,000 related to the acquisition of four Hotel Properties in March 1999.

      Depreciation expense increased by $86,000 (18%), from $488,000 during the three months ended March 31, 1999 to $574,000 during the three months ended March 31, 2000. This increase is attributable to depreciation of the four Hotel Properties acquired during March 1999.

      General and administrative expenses increased by $11,000 (29%), from $38,000 during the three months ended March 31, 1999 to $49,000 during the three months ended March 31, 2000. The general and administrative expenses remained at low levels and stable since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $12,000 (26%), from $47,000 during the three months ended March 31, 1999 to $35,000 during the three months ended March 31, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses increased by $50,000 during the three months ended March 31, 2000. We provided an additional reserve during the three months ended March 31, 2000 against a loan that management has determined to be a potential “problem loan”. There was no provision for loan losses established during the three months ended March 31, 1999. The increased loan loss reserve was established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers that significant doubt exists as to the ultimate realization of the loan. As of March 31, 2000, a $150,000 loan loss reserve had been established against this loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

      We generated $1,226,000 and $2,473,000 from operating activities during the three months ended March 31, 2000 and 1999, respectively. The primary source of funds from operations is our net income. The decrease of $1,247,000 (50%) was primarily due to several factors including (i) the change related to “Due from affiliates” which increased by $498,000 from a use of funds of $603,000 during the three months ended March 31, 1999 to a use of funds of $1,101,000 during the three months ended March 31, 2000, (ii) the change related to “other liabilities” which decreased by $980,000 from a source of funds of $257,000 during the three months ended March 31, 1999 to a use of funds of $723,000 during the three months ended March 31, 2000, and (iii) the decrease in net income of $384,000 from $2,591,000 during the three months ended March 31, 1999 to $2,207,000 during the three months ended March 31, 2000. These decreases in funds generated from operating activities were partially offset by

(a) fluctuations in borrower advances which increased by $309,000 from a use of funds of $318,000 during the three months ended March 31, 1999 to a use of funds of $9,000 during the three months ended March 31, 2000 and (b) the change in interest payable which increased by $210,000 from a use of $114,000 during the three months ended March 31, 1999 to a source of $96,000 during the three months ended March 31, 2000.

      Our investing activities provided us with a net source of funds of $10,077,000 and a net use of funds of $3,422,000 during the three months ended March 31, 2000 and 1999, respectively. The increased source of funds of $13,499,000 was due to: (i) a decrease in the use of funds of $6,760,000 in the loans funded during the three months ended March 31, 2000 compared to the three months ended March 31, 1999, (ii) the purchase of the remaining Four Amerihost Properties during March 1999 for $4,076,000 (net of $6,926,000 of assumed debt), and (iii) an increase in the principal collected of $2,282,000 during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

      Our financing activities had a net use of funds of $9,450,000 and a net source of funds of $975,000 during the three months ended March 31, 2000 and 1999, respectively. The increased use of funds is primarily due to changes in borrowings under our revolving credit facility. During the three months ended March 31, 2000 we decreased the amount outstanding under our revolving credit facility by $2,605,000. During the three months ended March 31, 1999, we had increased our borrowings by $10,599,000 primarily to fund our purchase of the Four Amerihost Properties and to fund increases in the loan portfolio. The increased use of funds was partially offset by decreased payment of principal on notes payable of $2,872,000 during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. We had lower principal payments required on our notes payable due to the redemption of the 1996 Notes in July 1999. Our main use of funds from financing activities is the payment of dividends as part of our requirements to maintain REIT status. Dividends paid increased $40,000 from $2,967,000 during the three months ended March 31, 1999, to $3,007,000 during the three months ended March 31, 2000.

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

      At March 31, 2000, we had $2.1 million of cash and cash equivalents and approximately $7.4 million of total loan commitments and approvals outstanding to five small business concerns in the lodging industry. Of the total loan commitments and approvals outstanding at March 31, 2000, we had approximately $1.5 million of loan commitments outstanding pertaining to two partially funded construction loans and approximately $400,000 of commitments under the SBA 504 takeout program. The weighted average interest rate on loan commitments at March 31, 2000 was 10.0%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to the Loan Origination Agreement, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income.

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

      We have a revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The Revolver, as amended in November 1999, currently provides us with credit availability up to the lesser of $45 million (reduced, pursuant to its terms, from $60 million as of April 30, 2000) or an amount equal to 60% of the value of the projects underlying the loans collateralizing the borrowings up to 85% of the amount of the loans outstanding. At March 31, 2000, we had $32.0 million of outstanding borrowings under the Revolver. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures on November 27, 2002. We are in the process of increasing the Revolver to $60 million for the remaining term.

      With regard to our Hotel Properties, we are currently pursuing financing sources including both mortgages on individual properties owned by us and a combination of smaller pools of properties identified for inclusion in commercial mortgage backed securities (“CMBS”). The Hotel Properties continue to show overall improvements in ADR, occupancy and RevPAR and consequently we believe that they have not achieved their optimal cash flow. In addition, the interest rate environment has recently increased substantially. Thus, the amount of leverage currently available through CMBS transactions is lower than management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. Consequently, the CMBS markets may be considered in the future to issue debt in a securitization. As of March 31, 2000, we had mortgaged six of the Hotel Properties for an aggregate of $8.6 million at a weighted average interest rate of 7.66% for all six mortgages. The related notes each have terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is nine years, has no prepayment penalty and has an interest rate reset at the end of its fifth year.

      With regard to our loans, we were in the process of developing a loan pool of approximately $40 to $50 million for a securitization transaction which, if market conditions are conducive, is anticipated to be completed during the third or fourth quarter of 2000. The delay is due to higher than expected prepayments and reduced loan fundings during the first quarter of 2000. In addition, based on current market interest rates, the cost of funds from securitizing a pool of loans has increased. As a result, we need to continually monitor the market for selling securitizations to determine the most opportune time to complete a transaction. Due to the current market conditions, we have slowed the growth of our portfolio and at present we could only complete a securitization through a joint-venture transaction with PMC Capital. In order to co-securitize with us, PMC Capital must receive permission from the Securities and Exchange Commission. PMC Capital has commenced that process; however, there can be no assurances that the required permission will be received.

      Since our outstanding commitments are less than the amount available on our Revolver, the sources of funds described above will be adequate to meet our existing obligations. In order to increase our outstanding investments, there can be no assurance we will be able to raise funds through these financing sources. If these sources are not available, we will have to continue originating loans at reduced levels and we may have to refer commitments to PMC Advisers. In order to mitigate interest rate risk, we may have to issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets.

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

Fluctuations In Quarterly Results

      Our quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization transactions, the volume of loans that we originated, the timing of prepayment of loans, changes in and the timing of the recognition of gains or losses on investments, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Impact of Inflation

      In an inflationary environment, we can experience problems selling loans in a securitization at a reasonable cost of funds and capital. We primarily have a fixed interest rate portfolio. We anticipate that our working capital needs will call for the completion of a securitization sometime during the latter half of the year ending December 31, 2000. If either U.S. Treasury rates were to increase sharply (over 1%) from present levels (approximately 6.02% for the 10-year U.S. Treasury at March 31, 2000) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1%) from our estimate of present levels, we may not be able to complete a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers.

Funds From Operations and Dividends

      Funds From Operations. We consider funds from operations (“FFO”) to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis”.

      Our FFO for the three months ended March 31, 2000 and 1999 was computed as follows:

	Three Months Ended
	March 31,

	2000	1999

	(In thousands)

Net income	$2,207	$2,591

Add depreciation	574	488

FFO	$2,781	$3,079

Basic weighted average shares outstanding	6,537	6,523

      Dividends. During January 2000, we paid $0.46 per share in dividends to common shareholders of record on December 31, 1999. We declared a $0.46 per share dividend to common shareholders of record on March 31, 2000, which was paid in April 2000. The Board of Trust Managers has indicated that the quarterly dividend will be $0.46 per share through the year ended December 31, 2000. FFO was below management’s expectations due to the low level of loans funded, increased prepayment of loans during the first quarter of 2000 and the increased cost of funds on our Revolver. These, as well as other factors, are considered in dividend policy. Consequently, dividends cannot be guaranteed.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-Q. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

Financial Information

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are subject to market risk associated with changes in interest rates.

      Our balance sheet consists of two items subject to interest rate risk. The majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to reinvestment of the prepayment proceeds at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate and Prepayment Risk.” Our liabilities at March 31, 2000 consist primarily of the 1998 Notes of approximately $44.1 million, debt related to our Amerihost Properties of approximately $15.2 million and amounts outstanding under our Revolver of approximately $32.0 million. The 1998 Notes and the debt related to our Amerihost Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, our Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate at March 31, 2000 of approximately 7.7%, on an annualized basis, interest expense would increase by approximately $640,000 on the amount outstanding of $32.0 million at March 31, 2000.

PART II

Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

27 — Financial Data Schedule

B.	Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 5/15/00	/s/ LANCE B. ROSEMORE

Lance B. Rosemore
President

Date: 5/15/00	/s/ BARRY N. BERLIN

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

27	— Financial Data Schedule