Form 10-Q
period 2000-06-30
PMC COMMERCIAL TRUST /TX
filed 2000-08-14
CIK 908311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

      [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      As of August 14, 2000, Registrant had outstanding 6,536,896 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

		Page
		No.

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2000 (Unaudited) and December 31, 1999	2

	Consolidated Statements of Income (Unaudited) — Six Months Ended June 30, 2000 and 1999	3

	Three Months Ended June 30, 2000 and 1999	4

	Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results

	of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

PART II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	23

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Investments:

Loans receivable, net	$105,606	$115,265

Real estate investments, net	66,777	70,683

Restricted investments	5,542	9,616

Cash equivalents	295	72

Total investments	178,220	195,636

Other assets:

Cash	136	156

Interest receivable	410	603

Deferred borrowing costs, net	386	507

Other assets, net	360	335

Total other assets	1,292	1,601

Total assets	$179,512	$197,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes payable	$54,500	$63,152

Revolving credit facility	28,200	34,605

Dividends payable	3,007	3,007

Due to affiliates	442	1,023

Borrower advances	764	828

Unearned commitment fees	200	140

Interest payable	437	366

Other liabilities	2,052	2,184

Total liabilities	89,602	105,305

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,536,896 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	65	65

Additional paid-in capital	94,349	94,349

Cumulative net income	51,304	47,312

Cumulative dividends	(55,808)	(49,794)

Total beneficiaries’ equity	89,910	91,932

Total liabilities and beneficiaries’ equity	$179,512	$197,237

Net asset value per share	$13.75	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)

Revenues:

Interest income — loans	$5,687	$6,685

Lease income	3,854	3,629

Interest and dividends — other investments	134	152

Gain on sale of property	304	—

Other income	372	469

Total revenues	10,351	10,935

Expenses:

Interest	3,433	3,443

Advisory and servicing fees to affiliate, net	1,038	1,079

Depreciation	1,148	1,061

General and administrative	89	115

Legal and accounting fees	51	83

Provision for loan losses	600	—

Total expenses	6,359	5,781

Net income	$3,992	$5,154

Basic weighted average shares outstanding	6,537	6,525

Diluted weighted average shares outstanding	6,537	6,526

Basic and diluted earnings per share	$0.61	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months
	Ended June 30,

	2000	1999

	(Unaudited)

Revenues:

Interest income — loans	$2,757	$3,420

Lease income	1,931	1,944

Interest and dividends — other investments	71	75

Gain on sale of property	304	—

Other income	77	207

Total revenues	5,140	5,646

Expenses:

Interest	1,687	1,850

Advisory and servicing fees to affiliate, net	489	548

Depreciation	574	573

General and administrative	40	76

Legal and accounting fees	16	36

Provision for loan losses	550	—

Total expenses	3,356	3,083

Net income	$1,784	$2,563

Basic weighted average shares outstanding	6,537	6,527

Diluted weighted average shares outstanding	6,537	6,528

Basic and diluted earnings per share	$0.27	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)

Cash flows from operating activities:

Net income	$3,992	$5,154

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,148	1,061

Gain on sale of property	(304)	—

Accretion of discount and fees	(238)	(366)

Amortization of borrowing costs	121	153

Provision for loan losses	600	—

Commitment fees collected, net	156	74

Construction monitoring fees collected, net	—	24

Changes in operating assets and liabilities:

Accrued interest receivable	193	139

Other assets	(25)	(74)

Interest payable	71	(84)

Borrower advances	(64)	(356)

Due to affiliates	(581)	(668)

Other liabilities	(132)	262

Net cash provided by operating activities	4,937	5,319

Cash flows from investing activities:

Loans funded	(4,225)	(10,636)

Principal collected	13,426	9,733

Proceeds from sale of property	3,062	—

Purchase of real estate and furniture, fixtures, and equipment	—	(4,094)

Release of restricted investments, net	4,074	4,089

Net cash provided by (used in) investing activities	16,337	(908)

Cash flows from financing activities:

Proceeds from issuance of common shares	—	140

Proceeds from (payments on) revolving credit facility, net	(6,405)	9,409

Proceeds from issuance of notes payable	—	4,475

Payment of principal on notes payable	(8,652)	(12,360)

Payment of dividends	(6,014)	(5,968)

Net cash used in financing activities	(21,071)	(4,304)

Net increase in cash and cash equivalents	203	107

Cash and cash equivalents, beginning of year	228	225

Cash and cash equivalents, end of period	$431	$332

Supplemental disclosures:

Dividends reinvested	$—	$107

Dividends declared, not paid	$3,007	$3,003

Interest paid	$3,253	$3,527

Assets purchased with assumed debt	$—	$6,926

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Interim Financial Statements

      The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of June 30, 2000 and the consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 have not been audited by independent accountants. We believe that the financial statements reflect all adjustments necessary to present fairly PMC Commercial’s financial position at June 30, 2000 and our results of operations for the three and six months ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

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

      The results for the three and six months ended June 30, 2000 are not necessarily indicative of future financial results.

Note 2.  Provision for Loan Losses

      As of June 30, 2000, we had one loan which was greater than 31 days delinquent. The aggregate principal balance outstanding at June 30, 2000 was approximately $1 million. On June 30, 2000, we were in the process of liquidating the collateral securing this loan and on August 1, 2000 we foreclosed on such collateral. As of June 30, 2000 we had established a loan loss provision of $700,000. During the three and six months ended June 30, 2000 we recognized loan losses of $550,000 and $600,000, respectively. We recorded no loan losses during the three and six months ended June 30, 1999. Had this loan performed in accordance with its terms, interest income of approximately $60,000 would have been recognized during the six months ended June 30, 2000. Prior to 2000, the loan had performed in accordance with its terms.

Note 3.  Dividends

      During January 2000, we paid $0.46 per share in dividends to common shareholders of record on December 31, 1999. During April 2000, we paid $0.46 per share in dividends to common shareholders of record on March 31, 2000. During June 2000, we declared a $0.46 per share dividend to common shareholders of record on June 30, 2000, which was paid during July 2000.

Note 4.  Related Party Transactions

      Our loans are originated and serviced by PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property ownership is supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Fees associated with the IMAs consist of the following:

	Six Months Ended		Three Months
	June 30,		Ended June 30,

	2000	1999	2000	1999

		(In thousands)

Lease Supervision Fee	$247	$237	$119	$129

Investment Management Fee	836	951	415	419

Total fees incurred	1,083	1,188	534	548

Less:

Fees capitalized as cost of originating loans	(45)	(28)	(45)	—

Fees capitalized as cost of property acquisitions and structured financing	—	(81)	—	—

Advisory and servicing fees to affiliate, net	$1,038	$1,079	$489	$548

Note 5.  Notes Payable

Revolving Credit Facility

      We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility provides us with credit availability up to the lesser of (a) $45 million (which was reduced, pursuant to its terms, from $60 million as of April 30, 2000) or (b) an amount equal to 60% of the value of the projects underlying the loans collateralizing the borrowings up to 85% of the amount of the loans outstanding. At June 30, 2000, we had $28.2 million in debt outstanding with a weighted average interest rate of approximately 8.1% and $16.8 million available under the revolving credit facility.

      We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At June 30, 2000 we were in compliance with all covenants of this facility. The facility matures on November 29, 2002.

Structured Financing

      In June 1998, we completed a private placement of $66,100,000 of Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”). At June 30, 2000, approximately $44.9 million of loan principal remained outstanding as collateral for the aggregate principal amount of the 1998 Notes outstanding at June 30, 2000 in the amount of $39.4 million.

Notes Payable — PMC Commercial

      During 1999, PMC Commercial completed financings on six separate properties. The related notes each have terms of five years, amortization periods of 20 years, and rates ranging from 7.44% to 8.00% (except for one note in the amount of $1.5 million which has a term of 9 years, no prepayment penalty and an interest rate reset at the end of its fifth year). The aggregate proceeds from the financings of approximately $8.6 million were used to pay down our revolving credit facility. At June 30, 2000, the aggregate balance outstanding on these notes payable was $8.4 million.

Other Notes Payable

      We have assumed debt that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. The underlying notes are amortized over a 20-year period, have remaining maturities of between 15 and 20 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These notes payable are obligations of our subsidiaries. At June 30, 2000, the aggregate balance

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

outstanding on these other notes payable was approximately $6.7 million of which $3.8 million is guaranteed by PMC Commercial.

Note 6.  Basic and Diluted Earnings Per Share

      The weighted average number of common shares of beneficial interest outstanding was 6,536,896 and 6,525,198 for the six months ended June 30, 2000 and 1999, respectively, and 6,536,896 and 6,527,316 for the three months ended June 30, 2000 and 1999, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 865 shares for the effect of stock options during the six months ended June 30, 1999 and 763 shares for the three months ended June 30, 1999. The stock options outstanding during the three and six months ended June 30, 2000 are not dilutive.

Note 7.  Commitments and Contingencies

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At June 30, 2000, we had approximately $21.8 million of total loan commitments and approvals outstanding to fourteen small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $5.6 million of loan commitments outstanding pertaining to five partially funded construction loans and approximately $400,000 of commitments under the SBA 504 program at June 30, 2000. The weighted average interest rate on loan commitments at June 30, 2000 was 10.1%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the terms of the IMA, should we not have funds available for commitments, such commitments will be transferred back to PMC Advisers.

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 8.  Gain on Sale of Property

      On June 16, 2000 we sold a limited service hotel property for cash proceeds of approximately $3.1 million resulting in a gain of $304,000 or $0.05 per share. This transaction reduces our ownership from 30 to 29 limited service hotel properties. As a result, our lease payments under our sale/leaseback agreement relating to our property ownership decreased from $7.3 million to $7.0 million on an annual basis.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9.  Business Segments

      Operating results and other financial data are presented for our principal business segments for the three and six months ended June 30, 2000 and 1999. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Our business segment data for the three and six months ended June 30, 2000 and 1999 is as follows:

	Three Months Ended June 30, 2000			Three Months Ended June 30, 1999

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$2,905	$2,905	$—	$3,702	$3,702	$—

Lease income	1,931	—	1,931	1,944	—	1,944

Gain on sale of property	304	—	304	—	—	—

Total	5,140	2,905	2,235	5,646	3,702	1,944

Expenses:

Interest (1)	1,687	1,038	649	1,850	1,175	675

Advisory and servicing fees, net	489	370	119	548	420	128

Depreciation	574	—	574	573	—	573

Provision for loan losses	550	550	—	—	—	—

Other	56	56	—	112	112	—

Total	3,356	2,014	1,342	3,083	1,707	1,376

Net income	$1,784	$891	$893	$2,563	$1,995	$568

	Six Months Ended June 30, 2000			Six Months Ended June 30, 1999

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$6,193	$6,193	$—	$7,306	$7,306	$—

Lease income	3,854	—	3,854	3,629	—	3,629

Gain on sale of property	304	—	304	—	—	—

Total	10,351	6,193	4,158	10,935	7,306	3,629

Expenses:

Interest (1)	3,433	2,115	1,318	3,443	2,200	1,243

Advisory and servicing fees, net	1,038	791	247	1,079	843	236

Depreciation	1,148	—	1,148	1,061	—	1,061

Provision for loan losses	600	600	—	—	—	—

Other	140	140	—	198	198	—

Total	6,359	3,646	2,713	5,781	3,241	2,540

Net income	$3,992	$2,547	$1,445	$5,154	$4,065	$1,089

	June 30, 2000			June 30, 1999

Total assets	$179,512	110,559	$68,953	$203,484	130,033	$73,451

(1)	The Company allocates interest expense based on an average of the relative total assets of each division as of the beginning and end of each period.

PART I

Financial Information

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lending

      We are primarily a commercial lender that originates loans to small business enterprises that are primarily collateralized by first liens on the real estate of the related business. Our lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998, we originated and funded $4.2 million, $17.5 million and $43.0 million of loans. The reduction in new loan originations is largely a result of increased competition in the hospitality lending industry and the scheduled reduction of availability under our revolving credit facility during the latter half of 1999 which was not remedied until late November 1999. See “Economy and Competition.” Recently, we have seen an increase in loan activity resulting from an increased availability of funds and, as a result, our outstanding commitments to fund new loans has increased and was $21.8 million at June 30, 2000. See “Liquidity and Capital Resources”.

      As of June 30, 2000, our total loan portfolio outstanding was $107.7 million ($105.6 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.0%. The weighted average contractual interest rate does not include the effects of the accretion of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, includes all loan fees and prepayment fees earned and does not include provisions for loan losses. For the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 the annualized average yields were approximately 10.5%, 11.8% and 13.1%, respectively.

      As of June 30, 2000, we had one loan which was greater than 31 days delinquent. The aggregate principal balance outstanding at June 30, 2000 was approximately $1 million. On June 30, 2000, we were in the process of liquidating the collateral on this loan and on August 1, 2000, we foreclosed on the collateral securing the loan. During the liquidation process, we identified that the collateral was impaired as a result of the general condition of the building. Based on an updated appraisal and presently available information on the condition of our collateral, as of June 30, 2000 we recorded a $700,000 loss relating to the property, $550,000 of which was reflected during the second quarter of 2000. Management estimates the proceeds from the sale of collateral and other sources will equal or exceed the principal balance outstanding less the related reserve. Based on an evaluation by management of our outstanding portfolio, no other loan has been designated by us as a “problem loan” at this time.

Property Ownership

      In 1998 and 1999, we acquired 30 limited service hospitality properties (the “Hotel Properties”) from Amerihost Properties, Inc. (“Amerihost”) or its subsidiaries as part of a sale/ leaseback transaction in which we received annual base lease payments of $7.3 million. On June 16, 2000 we sold one of the properties which reduced our lease payment to $7.0 million on an annual basis. Amerihost guarantees all of the lease payments under the sale/leaseback agreement. Amerihost is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      The following table shows summarized financial information for Amerihost, the lessee of the properties (derived from the Amerihost public filings) as of June 30, 2000 and December 31, 1999, and for the three and six months ended June 30, 2000 and 1999, as follows:

	June 30, 2000	December 31, 1999

	(In thousands)

Balance Sheet Data:

Investment in hotel assets	$83,478	$86,103

Cash and short term investments	3,097	3,766

Total assets	100,922	103,108

Total liabilities	86,412	88,927

Shareholders’ equity	14,510	14,181

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

		(In thousands)

Income Statement Data:

Total Revenue	$37,672	$33,807	$21,805	$19,088

Operating Income	1,860	536	2,511	1,921

Net Income (Loss)	302	(967)	1,206	798

      The following tables show statistical data regarding the 29 limited service hospitality properties that we owned as of June 30, 2000 (1):

	Six Months Ended			Three Months Ended
	June 30,			June 30,		%
			%			Increase
	2000	1999	Increase	2000	1999	(Decrease)

Occupancy	58.57%	$56.71%	3.3%	64.29%	61.45%	4.6%

ADR(2)	$55.11	$54.59	1.0%	$55.36	$55.50	(0.3)%

RevPAR(3)	$32.27	$30.95	4.3%	$35.59	$34.08	4.4%

Revenue	$10,396,383	$9,918,942	4.8%	$5,732,385	$5,491,120	4.4%

Rooms Rented	188,656	181,736	3.8%	103,553	98,997	4.6%

Rooms Available	322,126	320,469	0.5%	161,061	161,103	0.0%

(1)	For comparison purposes, prior periods have been adjusted to reflect data for the 29 properties that we currently own. We sold one property in June 2000 that has been excluded from the data. All data has been provided by Amerihost.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

Economy and Competition

      Our primary lending competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisers in the lodging industry. Some of these competitors have greater financial and larger managerial resources than us. Competition has increased as the financial strength of the banking and thrift industries have improved. In our opinion, there continues to be competitive lending activity at advance rates and interest rates which are considerably more aggressive than we offer. In order to maintain a quality portfolio, we will continue to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by us. We believe we compete effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

      As a result of uncertain economic trends and recent overbuilding in certain regional markets, we believe that the limited service sector of the hospitality industry experienced a slowdown in the number of new hospitality properties that were being built or sold since mid 1999. During the same period of time there has been an increase in lending competition at advance rates and with terms with which we have chosen not to compete. This competitive environment as well as reduced availability of funds during most of 1999 resulted in a decline in new loan volume as we continued to maintain our credit standards. We funded approximately $4.2 million in loans during the first half of 2000. Barring economic changes, based on our increased availability of funds and the amount of loan commitments we have outstanding as of June 30, 2000, we expect the volume of new loans funded to increase primarily late in the third quarter and into the fourth quarter.

      Our property division continues to show strong economic trends as both occupancy and RevPARs have experienced positive trends.

Prepayment Activity

      Borrowers tend to prepay their fixed rate loans when interest rates decrease and maintain their fixed rate loans when interest rates increase. In fact, we experienced lower prepayment activity during the third and fourth quarters of 1999 because of such interest rate increases and we had anticipated that the lower prepayment activity would continue into 2000. However, competitive pressures during the first half of 2000 (See “Economy and Competition”) have caused some of our borrowers to refinance their loans and thus prepayments of principal on our loan portfolio increased during the first half of 2000. We believe that this impact is short term and anticipate if interest rates were to increase or remain stable, the level of prepayments will again decline. The terms of our loans generally provide for voluntary principal payments on our loans (each, a “Principal Prepayment”), subject to a yield maintenance Charge (a “Yield Maintenance Charge”). The Yield Maintenance Charge will generally be equal to the greater of either 95 days of interest at the stated interest rate applied to the amount of principal being prepaid, or a yield maintenance premium (the “Yield Maintenance Premium”). For the majority of our loans, the Yield Maintenance Premium is calculated by multiplying the amount of principal being prepaid by the product of the number of years remaining to maturity of the loan and the Reinvestment Rate (as defined hereafter). For the majority of the loans, the “Reinvestment Rate” is the difference between the U.S. Treasury Rate nearest to the loan’s original maturity at the time of origination of the loan and the 5-year U.S. Treasury Rate at the time of prepayment. Generally, as prevailing interest rates decline (increase), the amount of the Yield Maintenance Premium increases (decreases). During 2000, the majority of loans which prepaid were originated when U.S. Treasury rates were lower than the Reinvestment Rates. As a result, increased prepayment activity during 2000 did not correlate to increased prepayment fee income.

Results of Operations

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

      Our net income during the six months ended June 30, 2000 and 1999 was $4.0 million and $5.1 million, or $0.61 and $0.79 per share, respectively. The basic weighted average shares outstanding remained constant at approximately 6.5 million for the six months ended June 30, 2000 and 1999. Our revenues decreased by $0.5 million, or 5%, from $10.9 million during the six months ended June 30, 1999 to $10.4 million during the six months ended June 30, 2000 due primarily to lower interest income on our outstanding loan portfolio. Our revenues include a gain on sale of property in the amount of $304,000 from the sale of one of our Hotel Properties in June 2000. Our expenses include an increase of $600,000 in the provision for loan losses associated with a loan which was foreclosed upon in August, 2000. Our funds from operations (“FFO”) was $4.8 million and $6.2 million during the six months ended June 30, 2000 and 1999, respectively. The difference between our net income and our FFO was the gain on the sale of the Hotel Property and the effect of depreciation (see “Funds From Operations”).

      Interest income — loans decreased by $1.0 million (15%), from $6.7 million during the six months ended June 30, 1999 to $5.7 million during the six months ended June 30, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our average outstanding loan portfolio of $12.4 million (10%), from $122.9 million during the six months ended June 30, 1999 to $110.5 million during the six months ended June 30, 2000. Additionally, our weighted average contractual interest rate on loans outstanding continued to decline. The weighted average contractual interest rate was 10.2% at June 30, 1999 compared to 10.0% at June 30, 2000.

      Lease income increased by $225,000 (6%), from $3,629,000 during the six months ended June 30, 1999 to $3,854,000 during the six months ended June 30, 2000. Lease income increased primarily due to our purchase of four Hotel Properties in March 1999 partially offset by the reduced lease income due to the sale of one of our Hotel Properties in June 2000.

      Interest and dividends — other investments decreased by $18,000 (12%), from $152,000 during the six months ended June 30, 1999 to $134,000 during the six months ended June 30, 2000. This decrease was caused by a decline in our average short-term investments of $1.6 million (24%), from $6.8 million during the six months ended June 30, 1999 to $5.2 million during the six months ended June 30, 2000. This decrease was partially offset by increased average yields. The average yields on short-term investments during the six months ended June 30, 2000 increased to 5.2% from 4.5% during the six months ended June 30, 1999.

      Gain on sale of property increased by $304,000 during the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. On June 16, 2000 we sold one of our Hotel Properties for cash proceeds of $3.1 million resulting in a gain of $304,000. There was no such gain on sale of property during the six months ended June 30, 1999.

      Other income decreased by $97,000 (21%), from $469,000 during the six months ended June 30, 1999 to $372,000 during the six months ended June 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees which decreased by $132,000 (36%), from $362,000 during the six months ended June 30, 1999 to $230,000 during the six months ended June 30, 2000. Management believes prepayment fees will continue at these reduced rates. See “Economy and Competition” and “Prepayment Activity.”

      Interest expense decreased by $10,000, from $3,443,000 during the six months ended June 30, 1999 to $3,433,000 during the six months ended June 30, 2000. The decrease was primarily a result of the reduction in interest expense from the redemption of the remaining 1996 Notes and decreases in the borrowings under our 1998 Notes. This decrease was offset by the assumption of notes on the limited service hospitality properties acquired during March 1999, the new mortgages on six of the Hotel Properties primarily entered into during the third quarter of 1999, and increased interest rates on funds borrowed under our revolving credit facility due to the increase in the LIBOR during the first half of 2000.

      Interest expense consisted primarily of:

	Six Months Ended
	June 30,

	2000	1999

	(In thousands)

Revolving credit facility	$1,301	$1,251

1996 Notes	—	108

1998 Notes	1,375	1,779

Mortgages on Hotel Properties	638	179

Other	119	126

	$3,433	$3,443

      Advisory and servicing fees to affiliate, net decreased by $41,000 (4%), from $1,079,000 during the six months ended June 30, 1999 to $1,038,000 during the six months ended June 30, 2000.

      Fees associated with the IMAs consist of the following:

	Six Months Ended
	June 30,

	2000	1999

	(In thousands)

Lease Supervision Fee	$247	$237

Investment Management Fee	836	951

Total fees incurred	1,083	1,188

Less:

Fees capitalized as cost of originating loans	(45)	(28)

Fees capitalized as cost of property acquisitions and structured financing	—	(81)

Advisory and servicing fees to affiliate, net	$1,038	$1,079

The reduction in fees was primarily a result of reduced loans under management. During the six months ended June 30, 2000, we were charged fees, between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans pursuant to the IMA. Effective July 1, 2000, the highest fee charged was reduced from 1.67% to 1.55%.

      Depreciation expense increased by $87,000 (8%), from $1,061,000 during the six months ended June 30, 1999 to $1,148,000 during the six months ended June 30, 2000. This increase is primarily attributable to depreciation of the four Hotel Properties acquired during March 1999.

      General and administrative expenses decreased by $26,000 (23%), from $115,000 during the six months ended June 30, 1999 to $89,000 during the six months ended June 30, 2000. The general and administrative expenses remained at low levels and stable since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $32,000 (39%), from $83,000 during the six months ended June 30, 1999 to $51,000 during the six months ended June 30, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses increased by $600,000 during the six months ended June 30, 2000. We provided a $600,000 loan loss provision during the six months ended June 30, 2000. The increased loan loss reserve was established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers that significant doubt exists as to the ultimate realization of a specific loan with an aggregate principal balance outstanding at June 30, 2000 of approximately $1 million. As of June 30, 2000 we were in the process of liquidating the collateral on this loan and on August 1, 2000 we foreclosed on the collateral. During the liquidation process, we identified that the collateral is impaired as a result of the general building condition. Based on an updated appraisal and presently available information on the condition of our collateral, as of June 30, 2000 we recorded a $700,000 reserve relating to the property, $600,000 of which was reflected during the first half of 2000. There was no provision for loan losses established during the six months ended June 30, 1999. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

      Our net income during the three months ended June 30, 2000 and 1999 was $1.8 million and $2.6 million, or $0.27 and $0.39 per share, respectively. The basic weighted average shares outstanding remained constant at approximately 6.5 million for the three months ended June 30, 2000 and 1999. Our revenues decreased by $0.5 million, or 9%, from $5.6 million during the three months ended June 30, 1999 to $5.1 million during the three months ended June 30, 2000 due primarily due to lower interest income on our outstanding loan portfolio. Additionally, the decrease in our net income reflects an increase of $550,000 in the provision for loan losses for a loan that management has determined to be a problem loan. These decreases were partially offset by a gain of $304,000 on the sale of one of our Hotel Properties. Our funds from operations (“FFO”) were $2.1 million and $3.1 million during the three months ended June 30, 2000 and 1999, respectively. The difference between our net income and our FFO was the gain on the sale of the Hotel Property and the effect of depreciation (see “Funds From Operations”).

      Interest income — loans decreased by $0.6 million (19%), from $3.4 million during the three months ended June 30, 1999 to $2.8 million during the three months ended June 30, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our average outstanding loan portfolio of $14.8 million (12%), from $122.9 million during the three months ended June 30, 1999 to $108.1 million during the three months ended June 30, 2000. Additionally, our weighted average contractual interest rate on loans outstanding continued to decline. The weighted average contractual interest rate was 10.2% at June 30, 1999 compared to 10.0% at June 30, 2000.

      Lease income decreased by $13,000 (1%), from $1,944,000 during the three months ended June 30, 1999 to $1,931,000 during the three months ended June 30, 2000. This decrease pertains to the reduced rent due to the sale of one of our Hotel Properties during June 2000.

      Interest and dividends — other investments decreased by $4,000 (5%), from $75,000 during the three months ended June 30, 1999 to $71,000 during the three months ended June 30, 2000. Our average short-term investments decreased by $1.5 (22%), from $6.8 million during the three months ended June 30, 1999 to $5.3 million during the three months ended June 30, 2000. This decrease was partially offset by increased average yields. The average yields on short-term investments during the three months ended June 30, 2000 increased to 5.4% from 4.3% during the three months ended June 30, 1999.

      Gain on sale of property increased by $304,000 during the three months ended June 30, 2000 when compared to the three months ended June 30, 1999. On June 16, 2000 we sold one of our Hotel Properties for cash proceeds of $3.1 million resulting in a gain of $304,000. There was no such gain on sale of property during the three months ended June 30, 1999.

      Other income decreased by $130,000 (63%), from $207,000 during the three months ended June 30, 1999 to $77,000 during the three months ended June 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees which decreased by $120,000 (71%), from $168,000 during the three months ended June 30, 1999 to $48,000 during the three months ended June 30, 2000. Management believes prepayment fees will continue at these reduced rates. See “Economy and Competition” and “Prepayment Activity.”

      Interest expense decreased by $0.2 million (10%), from $1.9 million during the three months ended June 30, 1999 to $1.7 million during the three months ended June 30, 2000. This decrease was primarily related to a reduction in interest expense from the pay down of obligations pursuant to our 1998 and 1996 Notes and decreases in the borrowings under our revolving credit facility used to originate loans. The decrease was partially offset by increased interest rates on our revolving credit facility due to the increase in the LIBOR, the increased expense associated with the assumption of notes on the limited service hospitality properties acquired during March 1999 and the new mortgages on six of the Hotel Properties primarily entered into during the third quarter of 1999.

      Interest expense primarily consisted of:

	Three Months
	Ended
	June 30,

	2000	1999

	(In thousands)

Revolving credit facility	$657	$664

1996 Notes	—	32

1998 Notes	657	899

Mortgages on Hotel Properties	335	179

Other	38	76

	$1,687	$1,850

      Advisory and servicing fees to affiliate, net decreased by $59,000 (11%), from $548,000 during the three months ended June 30, 1999 to $489,000 during the three months ended June 30, 2000.

      Fees associated with the IMAs consist of the following:

	Three Months
	Ended
	June 30,

	2000	1999

	(In thousands)

Lease Supervision Fee	$119	$129

Investment Management Fee	415	419

Total fees incurred	534	548

Less fees capitalized as cost of originating loans	(45)	—

Advisory and servicing fees to affiliate, net	$489	$548

      The reduction in fees was primarily a result of reduced loans under management. During the three months ended June 30, 2000, we were charged fees, between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans pursuant to the IMA. Effective July 1, 2000, the highest fee charged was reduced from 1.67% to 1.55%.

      Depreciation expense increased by $1,000, from $573,000 during the three months ended June 30, 1999 to $574,000 during the three months ended June 30, 2000.

      General and administrative expenses decreased by $36,000 (47%), from $76,000 during the three months ended June 30, 1999 to $40,000 during the three months ended June 30, 2000. The general and administrative expenses remained at low levels since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $20,000 (56%), from $36,000 during the three months ended June 30, 1999 to $16,000 during the three months ended June 30, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses increased by $550,000 during the three months ended June 30, 2000. We provided a $550,000 loan loss provision during the three months ended June 30, 2000. The increased loan loss reserve was established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers that significant doubt exists as to the ultimate realization of a specific loan with an aggregate principal balance outstanding at June 30, 2000 of approximately $1 million. At June 30, 2000, we were in the process of liquidating the collateral on this loan and on August 1, 2000 we foreclosed on the collateral securing the loan. During the liquidation process, we identified that the collateral was impaired as a result of the general condition of the building. Based on an updated appraisal and presently available information on the condition of our collateral, we have recorded a $700,000 loss relating to the property, $550,000 of which was reflected during the second quarter of 2000. There was no provision for loan losses established during the three months ended June 30, 1999. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

      We generated $4,937,000 and $5,319,000 from operating activities during the six months ended June 30, 2000 and 1999, respectively. The primary source of funds from operations is our net income. The decrease in cash flows from operating activities of $382,000 (7%) was primarily due to several factors including (i) the decrease in net income of $1,112,000 from $5,154,000 during the six months ended June 30, 1999 to $3,992,000 during the six months ended June 30, 2000 and (ii) the change related to “other liabilities” which decreased by $394,000 from a source of funds of $262,000 during the six months ended June 30, 1999 to a use of funds of $132,000 during the six months ended June 30, 2000. These decreases in funds generated from operating activities were partially offset by (a) fluctuations in borrower advances which increased by $292,000 from a use of funds of $356,000 during the six months ended June 30, 1999 to a use of funds of $64,000 during the six months ended June 30, 2000 and (b) the change in interest payable which increased by $155,000 from a use of $84,000 during the six months ended June 30, 1999 to a source of $71,000 during the six months ended June 30, 2000, and the change related to “Due to affiliates” which increased by $87,000 from a use of funds of $668,000 during the six months ended June 30, 1999 to a use of funds of $581,000 during the six months ended June 30, 2000.

      Our investing activities provided us with a net source of funds of $16,337,000 and a net use of funds of $908,000 during the six months ended June 30, 2000 and 1999, respectively. The increased source of funds of $17,245,000 was due to: (i) a decrease in the use of funds of $6,411,000 in the loans funded during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, (ii) an increase in the principal collected of $3,693,000 during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, (iii) the sale of one of our Hotel Properties in June 2000 for net proceeds of $3,062,000 and (iv) the purchase of the remaining four Hotel Properties during June 1999 for $4,074,000.

      Our financing activities had a net use of funds of $21,071,000 and $4,304,000 during the six months ended June 30, 2000 and 1999, respectively. The increased use of funds is primarily due to decreases in our assets under management which resulted in reductions in borrowings. During the six months ended June 30, 2000 we decreased the amount outstanding under our revolving credit facility by $6,405,000. During the six months ended June 30, 1999, we had increased our borrowings by $9,409,000 primarily to fund our purchase of the four Hotel Properties and to fund increases in the loan portfolio. Additionally, we had proceeds from the issuance of notes payable during the six months ended June 30, 1999. We had no such issuances during the six months ended June 30, 2000. The increased use of funds was partially offset by decreased payment of principal on notes payable of $3,708,000 during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Additionally, dividends paid increased $46,000 from $5,968,000 during the six months ended June 30, 1999, to $6,014,000 during the six months ended June 30, 2000. We had lower principal payments required on our notes payable due to the redemption of the 1996 Notes in July 1999.

Liquidity and Capital Resources

      The primary use of our funds is to originate loans and, to a lesser degree, acquire commercial real estate. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

      As a REIT, we must distribute to our shareholders at least 95% of our REIT taxable income to maintain our tax status under the Code. As a result, those earnings will not be available to fund future investments. In order to maintain and increase the investment portfolio, we have a continuing need for capital. We have historically met our capital needs through borrowings under our credit facility, structured sales/financings of our loan portfolio and the issuance of common shares.

      At June 30, 2000, we had $431,000 of cash and cash equivalents, availability of $16.8 million under our revolving credit facility and approximately $21.8 million of total loan commitments and approvals outstanding to 14 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding at June 30, 2000, we had approximately $5.6 million of loan commitments outstanding pertaining to five partially funded construction loans and approximately $400,000 of commitments under the SBA 504 takeout program. The weighted average interest rate on loan commitments at June 30, 2000 was 10.1%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to our Loan Origination Agreement, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income.

      The Board of Trust Managers has authorized a share repurchase program for up to 500,000 of our outstanding Common Shares of Beneficial Interest. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of June 30, 2000 we have not purchased any shares under the share repurchase program.

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

      We have a revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The Revolver, as amended in November 1999, currently provides us with credit availability up to the lesser of $45 million (reduced, pursuant to its terms, from $60 million as of April 30, 2000) or an amount equal to 60% of the value of the projects underlying the loans collateralizing the borrowings up to 85% of the amount of the loans outstanding. At June 30, 2000, we had $28.2 million of outstanding borrowings with availability of an additional $16.8 million under the Revolver. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures on November 27, 2002. We are in the process of negotiating a combined warehouse facility and credit line facility in the amount of $75 million.

      With regard to our loans, we are in the process of developing a loan pool of approximately $50 to $60 million for a securitization transaction which, if market conditions are conducive, is anticipated to be completed during the fourth quarter of 2000 or first quarter of 2001. The delay is due to higher than expected prepayments and reduced loan fundings during the first half of 2000. In addition, based on current market interest rates, the cost of funds from securitizing a pool of loans has increased. As a result, we need to continually monitor the market for selling securitizations to determine the most opportune time to complete a transaction. At present due to the limited number of loans able to be included in a loan securitization, we would be able to achieve a more cost-efficient cost of funds and lower retained interest in loans securitized if we could complete a securitization through a joint-venture transaction with PMC Capital. In order to co-securitize with us, PMC Capital must receive permission from the Securities and Exchange Commission. PMC Capital has commenced that process; however, there can be no assurances that the required permission will be received.

      With regard to our Hotel Properties, we are currently pursuing financing sources including both mortgages on individual properties owned by us and a combination of smaller pools of properties identified for inclusion in commercial mortgage backed securities (“CMBS”). The Hotel Properties continue to show overall improvements in occupancy and RevPAR and consequently we believe that they still have not achieved their optimal cash flow. In addition, the interest rate environment for CMBS transactions has recently increased substantially. Thus, the amount of leverage currently available through CMBS transactions is lower than management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. Consequently, the CMBS markets may be considered in the future to issue debt in a securitization. As of June 30, 2000, we had mortgaged six of the Hotel Properties for an aggregate of $8.4 million at a weighted average interest rate of 7.66% for all six mortgages. The related notes each have terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is nine years, has no prepayment penalty and has an interest rate reset at the end of its fifth year.

      Since our outstanding commitments expected to be funded are less than the amount available on our Revolver and expected principal repayments, the sources of funds described above should be adequate to meet our existing obligations. While we sold a Hotel Property during June 2000, it is not our present intention to sell any additional properties. In order to increase our outstanding investments, there can be no assurance we will be able to raise funds through these financing sources. If these sources are not available, we will have to continue originating loans at reduced levels and we may have to refer commitments to PMC Advisers. In order to mitigate interest rate risk, we may have to issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets.

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

Impact of Inflation

      In an inflationary environment, we can experience problems selling loans in a securitization at a reasonable cost of funds and capital. We primarily have a fixed interest rate portfolio. We anticipate that our working capital needs will call for the completion of a securitization sometime during the fourth quarter of 2000 or early in 2001. If either U.S. Treasury rates were to increase sharply (over 1%) from present levels (approximately 6.02% for the 10-year U.S. Treasury at June 30, 2000) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1%) from our estimate of present levels, we may not be able to complete a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers.

Funds From Operations and Dividends

      Funds From Operations. We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis”.

      Our FFO for the three and six months ended June 30, 2000 and 1999 was computed as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(In thousands)

Net income	$3,992	$5,154	$1,784	$2,563

Less gain on sale of property	(304)	—	(304)	—

Add depreciation	1,148	1,061	574	573

FFO	$4,836	$6,215	$2,054	$3,136

Basic weighted average shares outstanding	6,537	6,525	6,537	6,527

      As a result of economic trends and competitive pressures (see “Economy and Competition”), our FFO during the first half of 2000 was below management’s expectations due to a reduced level of loans funded, increased prepayment of loans during the first half of 2000, increased loan loss provisions and increased cost of funds on our revolving credit facility. The increased cost of funds and the reduction in our outstanding loan portfolio as of June 30, 2000 may continue to have a negative impact on our earnings. These, as well as other factors, are considered in dividend policy. Consequently, dividends cannot be guaranteed and it may be necessary for the Board of Trust Managers to re-evaluate the level of future dividends payable during 2000.

      Dividends. During January 2000, we paid $0.46 per share in dividends to common shareholders of record on December 31, 1999. During April 2000, we paid $0.46 per share in dividends to common shareholders of record on March 31, 2000. During June 2000, we declared a $0.46 per share dividend to common shareholders of record on June 30, 2000, which was paid during July 2000. The Board of Trust Managers has indicated that the quarterly dividend paid during the year 2000 is anticipated to be $0.46 per share. In June 2000, the Board of Trust Managers stated that this policy will be reviewed at their next scheduled meeting in September 2000. See “Funds from Operations” above.

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

      Our balance sheet consists of two items subject to interest rate risk. The majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to reinvestment of the prepayment proceeds at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate and Prepayment Risk.” Our liabilities at June 30, 2000 consist primarily of the 1998 Notes of approximately $39.3 million, debt related to our Amerihost Properties of approximately $15.2 million and amounts outstanding under our Revolver of approximately $28.2 million. The 1998 Notes and the debt related to our Amerihost Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, our Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate at June 30, 2000 of approximately 8.1%, on an annualized basis, interest expense would increase by approximately $564,000 on the amount outstanding of $28.2 million at June 30, 2000.

PART II

Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on May 17, 2000, the following members were elected to the Board of Trust Managers:

Andrew S. Rosemore
Lance B. Rosemore
Nathan Cohen
Martha Greenberg
Roy H. Greenberg
Irving Munn
Ira Silver

      The following proposal was approved at the Company’s Annual Meeting:

			Abstentions
	Affirmation	Negative	and Broker
	Votes	Votes	Non-Votes

To ratify the appointment of PricewaterhouseCoopers
LLP as the independent public accountants of the

Company	5,723,468	30,440	61,263

ITEM 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

27 — Financial Data Schedule

B.	Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 8/14/00	/s/LANCE B. ROSEMORE

Lance B. Rosemore
President

Date: 8/14/00	/s/BARRY N. BERLIN

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

27	— Financial Data Schedule