Form 10-Q
period 2000-09-30
PMC COMMERCIAL TRUST /TX
filed 2000-11-14
CIK 908311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______ .

Commission File Number 1-13610

PMC Commercial Trust

(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road,
Suite 600,
Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

      As of November 1, 2000, Registrant had outstanding 6,528,096 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

		Page
		No.

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2000 (Unaudited) and December 31, 1999	2
	Consolidated Statements of Income (Unaudited) — Nine months Ended September 30, 2000 and 1999	3
	Three Months Ended September 30, 2000 and 1999	4
	Consolidated Statements of Income (Unaudited) — Nine months Ended September 30, 2000 and 1999 Three Months Ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Investments:

Loans receivable, net	$111,476	$115,265

Real estate investments, net	66,225	70,683

Restricted investments	5,890	9,616

Asset acquired in liquidation	587	—

Cash equivalents	208	72

Total investments	184,386	195,636

Other assets:

Cash	117	156

Interest receivable	645	603

Deferred borrowing costs, net	372	507

Other assets, net	341	335

Total other assets	1,475	1,601

Total assets	$185,861	$197,237

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$54,014	$63,152

Revolving credit facility	35,400	34,605

Dividends payable	3,003	3,007

Due to affiliates	558	1,023

Borrower advances	1,160	828

Unearned commitment fees	313	140

Interest payable	323	366

Other liabilities	2,114	2,184

Total liabilities	96,885	105,305

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,536,896 shares issued at September 30, 2000 and December 31, 1999; 6,528,096 and 6,536,896 shares outstanding at September 30, 2000 and December 31, 1999, respectively	65	65

Additional paid-in capital	94,349	94,349

Cumulative net income	53,459	47,312

Cumulative dividends	(58,811)	(49,794)

	89,062	91,932

Less: Treasury Stock; at cost, 8,800 shares	(86)	—

Total beneficiaries’ equity	88,976	91,932

Total liabilities and beneficiaries’ equity	$185,861	$197,237

Net asset value per share	$13.63	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
Revenues:

Interest income — loans	$8,542	$9,966

Lease income	5,733	5,589

Interest and dividends — other investments	186	208

Gain on sale of property	304	—

Other income	488	687

Total revenues	15,253	16,450

Expenses:

Interest	5,102	5,243

Advisory and servicing fees to affiliate, net	1,510	1,628

Depreciation	1,699	1,634

General and administrative	126	157

Legal and accounting fees	69	114

Provision for loan losses	600	—

Total expenses	9,106	8,776

Net income	$6,147	$7,674

Basic and diluted weighted average shares outstanding	6,536	6,528

Basic and diluted earnings per share	$0.94	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	September 30,

	2000	1999

	(Unaudited)
Revenues:

Interest income — loans	$2,855	$3,281

Lease income	1,880	1,961

Interest and dividends — other investments	53	56

Other income	116	219

Total revenues	4,904	5,517

Expenses:

Interest	1,667	1,800

Advisory and servicing fees to affiliate, net	472	549

Depreciation	551	573

General and administrative	39	42

Legal and accounting fees	18	30

Total expenses	2,747	2,994

Net income	$2,157	$2,523

Basic weighted average shares outstanding	6,534	6,532

Diluted weighted average shares outstanding	6,534	6,533

Basic and diluted earnings per share	$0.33	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
Cash flows from operating activities:

Net income	$6,147	$7,674

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,699	1,634

Gain on sale of property	(304)	—

Accretion of discount and fees	(352)	(459)

Amortization of borrowing costs	135	153

Provision for loan losses	600	—

Commitment fees collected, net	386	31

Construction monitoring fees collected, net	—	33

Changes in operating assets and liabilities:

Accrued interest receivable	(42)	162

Other assets	(6)	(120)

Interest payable	(43)	(134)

Borrower advances	332	158

Due to affiliates	(465)	(726)

Other liabilities	(70)	375

Net cash provided by operating activities	8,017	8,781

Cash flows from investing activities:

Loans funded	(11,564)	(14,445)

Principal collected	14,311	14,940

Proceeds from sale of property	3,063	—

Purchase of real estate and furniture, fixtures, and equipment	—	(4,094)

Purchase of assets acquired in liquidation	(6)	—

Release of restricted investments, net	3,726	4,720

Net cash provided by investing activities	9,530	1,121

Cash flows from financing activities:

Proceeds from issuance of common shares	—	194

Purchase of treasury stock	(86)	—

Proceeds from revolving credit facility, net	795	7,550

Proceeds from issuance of notes payable	—	6,975

Payment of principal on notes payable	(9,138)	(15,573)

Payment of issuance costs	—	(47)

Payment of dividends	(9,021)	(8,971)

Net cash used in financing activities	(17,450)	(9,872)

Net increase in cash and cash equivalents	97	30

Cash and cash equivalents, beginning of year	228	225

Cash and cash equivalents, end of period	$325	$255

Supplemental disclosures:

Reclassification from loan receivable to asset acquired in liquidation	$581	$—

Dividends reinvested	$—	$162

Dividends declared, not paid	$3,003	$3,005

Interest paid	$4,998	$5,377

Assets purchased with assumed debt	$—	$6,926

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of September 30, 2000 and the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 have not been audited by independent accountants. We believe that the financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2000 and our results of operations for the three and nine months ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

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

      The results for the three and nine months ended September 30, 2000 are not necessarily indicative of future financial results.

Note 2. Provision for Loan Losses and Assets Acquired in Liquidation:

      During August 2000 we foreclosed on the property collateralizing a loan that had an aggregate principal balance outstanding, including costs and expenses related to the foreclosure, of approximately $1.2 million on the date of foreclosure. As of September 30, 2000, we were in the process of liquidating this collateral. Upon foreclosure, we established a value of $587,000 for the underlying assets of this loan. The previously established loan loss provision related to this loan of $600,000 was netted against the outstanding principal of the loan at the time of foreclosure.

      During the three months ended September 30, 2000 we recognized no provision for loan losses and during the nine months ended September 30, 2000 we recognized loan losses of $600,000. We recorded no loan losses during the three and nine months ended September 30, 1999.

      Had the loan we foreclosed upon performed in accordance with its terms, interest income of approximately $75,000 would have been recognized during the nine months ended September 30, 2000. Prior to January 1, 2000, the loan had performed in accordance with its terms.

      As of September 30, 2000, we had no loans that were greater than 31 days delinquent.

Note 3. Dividends:

      We paid quarterly dividends of $0.46 per share during January, April and July 2000. During September 2000, we declared a $0.46 per share dividend to common shareholders of record on September 29, 2000, which was paid during October 2000. In the absence of any unforeseen events, our Board of Trust Managers has determined that the present level of quarterly dividends will be adjusted commencing with the dividend payable in January 2001. We anticipate that the quarterly dividend for January 2001 and the foreseeable future will be between $0.325 per share and $0.375 per share.

Note 4. Related Party Transactions:

      Our loans are originated and serviced by PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property ownership is supervised

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”). During the year ended December 31, 1999 and the six months ended June 30, 2000, pursuant to the IMA we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans pursuant to the IMA. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMA was reduced from 1.67% to 1.55%.

      Fees associated with the IMAs consist of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

		(In thousands)
Lease supervision fee	$377	$364	$123	$129

Investment management fee	1,214	1,392	385	439

Total fees incurred	1,591	1,756	508	568

Less:

Fees capitalized as cost of originating loans	(81)	(47)	(36)	(19)

Fees capitalized as cost of property acquisitions and structured financing	—	(81)	—	—

Advisory and servicing fees to affiliate, net	$1,510	$1,628	$472	$549

Note 5. Notes Payable and Revolving Credit Facility:

   Revolving Credit Facility

      We have a revolving credit facility which provides funds to originate loans which are collateralized by commercial real estate. The revolving credit facility provides us with credit availability up to the lesser of (a) $45 million (which was reduced, pursuant to its terms, from $60 million as of April 30, 2000) or (b) an amount equal to 60% of the value of the projects underlying the loans collateralizing the borrowings up to 85% of the principal amount of the loans outstanding. At September 30, 2000, we had $35.4 million in debt outstanding under the revolving credit facility with a weighted average interest rate of approximately 8.4% and an additional $9.6 million available under the revolving credit facility.

      We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At September 30, 2000 we were in compliance with all covenants of this facility. The facility matures on November 29, 2002.

   Structured Financing

      In June 1998, we completed a private placement of $66,100,000 of Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”) with an interest rate of 6.37%. At September 30, 2000, approximately $44.2 million of loan principal remained outstanding as collateral for the aggregate principal amount of the 1998 Notes outstanding at September 30, 2000 of $38.9 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

   Notes Payable – PMC Commercial

      During 1999, PMC Commercial completed financings on six separate properties. The related notes each have terms of five years, amortization periods of 20 years, and rates ranging from 7.44% to 8.00% (except for one note in the amount of $ 1.5 million which has a term of 9 years, no prepayment penalty and an interest rate reset at the end of its fifth year). The aggregate proceeds from the financings of approximately $8.6 million were used to pay down our revolving credit facility. At September 30, 2000, the aggregate balance outstanding on these notes payable was $8.4 million.

   Other Notes Payable

      We have assumed debt relating to the purchase of the four Hotel Properties in March 1999 that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. The underlying notes are amortized over a 20-year period, have remaining maturities of between 15 and 20 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These notes payable are obligations of our subsidiaries. At September 30, 2000, the aggregate balance outstanding on these other notes payable was approximately $6.7 million of which $3.6 million is guaranteed by PMC Commercial.

Note 6. Basic and Diluted Earnings Per Share:

      The weighted average number of common shares of beneficial interest (“Common Shares”) outstanding was 6,536,000 and 6,528,000 for the nine months ended September 30, 2000 and 1999, respectively, and 6,534,000 and 6,532,000 for the three months ended September 30, 2000 and 1999, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 1,000 shares for the effect of stock options during the nine months ended September 30, 1999. The stock options outstanding during the three months ended September 30, 1999 and the three and nine months ended September 30, 2000 are not dilutive.

Note 7. Treasury Stock:

      We have commenced a stock repurchase program authorizing the purchase of up to 500,000 Common Shares. These stock purchases will be funded utilizing our revolving credit facility. As of September 30, 2000 we had repurchased 8,800 Common Shares; subsequently we purchased an additional 47,850 shares through November 1, 2000.

Note 8. Commitments and Contingencies:

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 2000, we had approximately $24.8 million of total loan commitments and approvals outstanding to eighteen small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $7.8 million of loan commitments outstanding pertaining to six partially funded construction loans and approximately $2.7 million of commitments under the SBA 504 program at September 30, 2000. The weighted average interest rate on loan commitments at September 30, 2000 was 10.2%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the terms of the IMA, should we not have funds available for commitments, such commitments will be transferred back to PMC Advisers.

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 9. Gain on Sale of Property:

      During June 2000 we sold a limited service hotel property for cash proceeds of approximately $3.1 million resulting in a gain of $304,000 or $0.05 per share. This transaction reduces our ownership from 30 to 29 limited

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

service hotel properties. As a result, our lease payments under our sale/leaseback agreement relating to our property ownership decreased from $7.3 million to $7.0 million on an annual basis.

Note 10. Recent Accounting Pronouncements:

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration.

      The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001 while the disclosure requirements are required for financial statements with fiscal years ending after December 15, 2000. We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11. Business Segments:

      Operating results and other financial data are presented for our principal business segments for the three and nine months ended September 30, 2000 and 1999. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns lodging properties. Our business segment data for the three and nine months ended September 30, 2000 and 1999 is as follows:

	Three Months Ended

	September 30, 2000			September 30, 1999

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$3,024	$3,024	$—	$3,556	$3,556	$—

Lease income	1,880	—	1,880	1,961	—	1,961

Total	4,904	3,024	1,880	5,517	3,556	1,961

Expenses:

Interest(1)	1,667	1,062	605	1,800	1,135	665

Advisory and servicing fees, net	472	349	123	549	421	128

Depreciation	551	—	551	573	—	573

Other	57	57	—	72	56	16

Total	2,747	1,468	1,279	2,994	1,612	1,382

Net income	$2,157	$1,556	$601	$2,523	$1,944	$579

	Nine Months Ended

	September 30, 2000			September 30, 1999

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$9,216	$9,216	$—	$10,861	$10,861	$—

Lease income	5,733	—	5,733	5,589	—	5,589

Gain on sale of property	304	—	304	—	—	—

Total	15,253	9,216	6,037	16,450	10,861	5,589

Expenses:

Interest(1)	5,102	3,250	1,852	5,243	3,335	1,908

Advisory and servicing fees, net	1,510	1,133	377	1,628	1,264	364

Depreciation	1,699	—	1,699	1,634	—	1,634

Provision for loan losses	600	600	—	—	—	—

Other	195	195	—	271	255	16

Total	9,106	5,178	3,928	8,776	4,854	3,922

Net income	$6,147	$4,038	$2,109	$7,674	$6,007	$1,667

	September 30, 2000			September 30, 1999

Total assets	$185,861	$119,457	$66,404	$200,875	$127,755	$73,120

(1)	The Company allocates interest expense based on an average of the total assets of each division as of the beginning and end of each period.

PART I
Financial Information

ITEM 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

   Lending

      We are primarily a commercial lender that originates loans to small business enterprises that are principally collateralized by first liens on the real estate of the related business. Our lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998, we originated and funded $11.6 million, $17.5 million and $43.0 million of loans. The reduction in new loan originations is largely a result of increased competition in the hospitality lending industry and the scheduled reduction of availability under our revolving credit facility during the latter half of 1999 which was not remedied until late November 1999. See “Economy and Competition.” Recently, we have seen an increase in loan activity resulting from an increased availability of funds and, as a result, our commitments to fund new loans has increased to $24.8 million at September 30, 2000. See “Liquidity and Capital Resources.”

      As of September 30, 2000, our total loan portfolio outstanding was $113.0 million ($111.5 million after reductions for loans purchased at a discount, deferred commitment fees and loan loss reserves) with a weighted average contractual interest rate of approximately 10.1%. The weighted average contractual interest rate does not include the effects of the accretion of discount on purchased loans, commitment fees on funded loans or prepayment fees earned. The annualized average yields on loans, includes all loan fees and prepayment fees earned and does not include provisions for loan losses. For the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998 the annualized average yields were approximately 10.8%, 11.8% and 13.1%, respectively.

      During August 2000 we foreclosed on the collateral securing a loan that had an aggregate principal balance outstanding, including costs and expenses related to the foreclosure, of approximately $1.2 million on the date of foreclosure. As of September 30, 2000, we were in the process of liquidating this collateral. Upon foreclosure, we established a value of $587,000 for the underlying assets of this loan. The previously established loan loss provision related to this loan of $600,000 was netted against the outstanding principal of the loan at the time of foreclosure.

      As of September 30, 2000, we had no loans that were greater than 31 days delinquent. Based on an evaluation by management of our outstanding portfolio, no loans are currently designated by us as a “problem loan”.

   Property Ownership

      In 1998 and 1999, we acquired 30 limited service hospitality properties (the “Hotel Properties”) from Amerihost Properties, Inc. (“Amerihost”) or its subsidiaries as part of a sale/leaseback transaction in which we initially received annual base lease payments of $7.3 million. On June 16, 2000 we sold one of the properties which reduced our lease payment to $7.0 million on an annualized basis. Amerihost guarantees all of the lease payments under the sale/leaseback agreement. Amerihost is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      The following table shows summarized financial information for Amerihost, the lessee of the properties (derived from the Amerihost public filings) as of September 30, 2000 and December 31, 1999, and for the three and nine months ended September 30, 2000 and 1999, as follows:

	September 30, 2000	December 31, 1999

	(In thousands)
BALANCE SHEET DATA:

Investment in hotel assets	$85,014	$86,103

Cash and short term investments	2,774	3,766

Total assets	101,091	103,108

Total liabilities	81,940	88,927

Shareholders’ equity	19,151	14,181

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(In thousands)
INCOME STATEMENT DATA:

Total revenue	$61,539	$59,601	$23,868	$25,794

Operating income	5,394	4,447	3,534	3,911

Net income	4,944	575	4,642	1,542

      The following tables show statistical data regarding the 29 limited service hospitality properties that we owned as of September 30, 2000(1):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,		%
			%			Increase
	2000	1999	Increase	2000	1999	(Decrease)

Occupancy	61.80%	60.33%	2.4%	68.20%	67.45%	1.1%

ADR(2)	$55.89	$55.72	0.3%	$57.21	$57.59	(0.7)%

RevPAR(3)	$34.54	$33.62	2.7%	$39.02	$38.84	0.5%

Revenue	$16,749,133	$16,245,890	3.1%	$6,352,750	$6,326,948	0.4%

Rooms Rented	299,708	291,595	2.8%	111,052	109,859	1.1%

Rooms Available	484,956	483,355	0.3%	162,830	162,886	0.0%

(1)	For comparison purposes, prior periods have been adjusted to reflect data for the 29 properties that we currently own. We sold one property in June 2000 that has been excluded from the data. All data has been provided by Amerihost.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

   Economy and Competition

      Our primary lending competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisers in the lodging industry. Some of these competitors have greater financial and larger managerial resources than us. Competition has increased as the financial strength of the banking and thrift industries has improved. In our opinion, there continues to be competitive lending activity at advance rates and interest rates which are considerably more aggressive than we offer. In order to maintain a quality portfolio, we will continue to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by us. We believe we compete effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

      As a result of uncertain economic trends and recent overbuilding in certain regional markets, we believe that the limited service sector of the hospitality industry experienced a slowdown in the number of new hospitality properties that were being built or sold since mid 1999. During the same period of time there has been an increase in lending competition at advance rates and with terms with which we have chosen not to compete. This competitive environment, as well as reduced availability of our funds during most of 1999, resulted in a decline in new loan volume as we continued to maintain our credit standards. We funded approximately $11.6 million in loans during the first nine months of 2000. Barring economic changes, based on our increased availability of funds and the amount of loan commitments we have outstanding as of September 30, 2000, we expect the volume of new loans funded to increase during the fourth quarter.

   Prepayment Activity

      Borrowers tend to prepay their fixed rate loans when interest rates decrease and maintain their fixed rate loans when interest rates increase. In fact, we experienced lower prepayment activity during the third and fourth quarters of 1999 because of such interest rate increases and we had anticipated that the lower prepayment activity would continue into 2000. However, competitive pressures during the first half of 2000 (see “Economy and Competition”) have caused some of our borrowers to refinance their loans (during the first six months of 2000) and thus prepayments of principal on our loan portfolio increased during the first half of 2000. During the third quarter of 2000, the level of prepayments declined and was in line with management expectations.

      The terms of our loans generally provide for voluntary principal prepayments on our loans (each, a “Principal Prepayment”), subject to a yield maintenance charge (a “Yield Maintenance Charge”). The Yield Maintenance Charge will generally be equal to the greater of either 95 days of interest at the stated interest rate applied to the amount of principal being prepaid, or a yield maintenance premium (the “Yield Maintenance Premium”). For the majority of our loans, the Yield Maintenance Premium is calculated by multiplying the amount of principal being prepaid by the product of the number of years remaining to maturity of the loan and the Reinvestment Rate (as defined hereafter). For the majority of the loans, the “Reinvestment Rate” is the difference between the U.S. Treasury Rate nearest to the loan’s original maturity at the time of origination of the loan and the 5-year U.S. Treasury Rate at the time of prepayment. Generally, as prevailing interest rates decline (increase), the amount of the Yield Maintenance Premium increases (decreases). During 2000, the majority of loans which prepaid were originated when U.S. Treasury rates were lower, the result being low Reinvestment Rates. As a result, increased prepayment activity during the first half of 2000 did not correlate to increased prepayment fee income during that period.

   Certain Accounting Considerations:

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration.

      The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001 while the disclosure requirements are required for financial statements with fiscal years ending after December 15, 2000.

      We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

Results of Operations

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

      Our net income during the nine months ended September 30, 2000 and 1999 was $6.1 million and $7.7 million, or $0.94 and $1.18 per share, respectively. Our revenues decreased by $1.2 million, or 7%, from $16.5 million during the nine months ended September 30, 1999 to $15.3 million during the nine months ended September 30, 2000 due primarily to lower interest income on our outstanding loan portfolio. Our revenues include a gain on sale of property in the amount of $304,000 from the sale of one of our Hotel Properties in June 2000. Our expenses include an increase of $600,000 in the provision for loan losses and loans written-off associated with a loan which was foreclosed upon in August, 2000. Our funds from operations (“FFO”) were $7.5 million and $9.3 million during the nine months ended September 30, 2000 and 1999, respectively. The difference between our net income and our FFO was the gain on the sale of the Hotel Property and the effect of depreciation (see “Funds From Operations” and “Dividends”).

      Interest income — loans decreased by $1,424,000 (14%), from $9,966,000 during the nine months ended September 30, 1999 to $8,542,000 during the nine months ended September 30, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our average outstanding loan portfolio of $9.3 million (8%), from $121.0 million during the nine months ended September 30, 1999 to $111.7 million during the nine months ended September 30, 2000. Additionally, our weighted average contractual interest rate on loans outstanding continued to decline. The weighted average contractual interest rate was 10.2% at September 30, 1999 compared to 10.1% at September 30, 2000.

      Lease income increased by $144,000 (3%), from $5,589,000 during the nine months ended September 30, 1999 to $5,733,000 during the nine months ended September 30, 2000. Lease income increased primarily due to our purchase of four Hotel Properties in March 1999 partially offset by the reduced rent due to the sale of one of our Hotel Properties in June 2000.

      Interest and dividends — other investments decreased by $22,000 (11%), from $208,000 during the nine months ended September 30, 1999 to $186,000 during the nine months ended September 30, 2000. This decrease was caused by a decline in our average outstanding short-term investments of $1.5 million (24%), from $6.2 million during the nine months ended September 30, 1999 to $4.7 million during the nine months ended September 30, 2000. This decrease was partially offset by increased average yields. The average yields on short-term investments during the nine months ended September 30, 2000 increased to 5.2% from 4.3% during the nine months ended September 30, 1999.

      Gain on sale of property increased by $304,000 during the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. During June 2000 we sold one of our Hotel Properties for cash proceeds of $3.1 million resulting in a gain of $304,000. There were no sales of property during the nine months ended September 30, 1999.

      Other income decreased by $199,000 (29%), from $687,000 during the nine months ended September 30, 1999 to $488,000 during the nine months ended September 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees which decreased by $218,000 (44%), from $494,000 during the nine months ended September 30, 1999 to $276,000 during the nine months ended September 30, 2000. Management believes prepayment fees will continue at these reduced rates. See “Economy and Competition” and “Prepayment Activity.”

      Interest expense decreased by $141,000, from $5,243,000 during the nine months ended September 30, 1999 to $5,102,000 during the nine months ended September 30, 2000. The decrease was primarily a result of the reduction in interest expense from decreases in the borrowings under our 1998 Notes and the redemption of the remaining outstanding note balance on our 1996 Structured Financing (the “1996 Notes”). This decrease was offset by the assumption of notes on the limited service hospitality properties acquired during March 1999, the new mortgages on six of the Hotel Properties primarily entered into during the third quarter of 1999, and increased interest rates on funds borrowed under our revolving credit facility due to the increase in the LIBOR during the first nine months of 2000.

      Interest expense consisted primarily of:

	Nine Months Ended
	September 30,

	2000	1999

	(In thousands)
Revolving credit facility	$2,000	$1,948

1996 Notes	—	108

1998 Notes	1,997	2,607

Mortgages on Hotel Properties	940	427

Other	165	153

	$5,102	$5,243

      Advisory and servicing fees to affiliate, net decreased by $118,000 (7%), from $1,628,000 during the nine months ended September 30, 1999 to $1,510,000 during the nine months ended September 30, 2000.

      Fees associated with the IMAs consist of the following:

	Nine Months Ended
	September 30,

	2000	1999

	(In thousands)
Lease Supervision Fee	$377	$364

Investment Management Fee	1,214	1,392

Total fees incurred	1,591	1,756

Less:

Fees capitalized as cost of originating loans	(81)	(47)

Fees capitalized as cost of property acquisitions and structured financing	—	(81)

Advisory and servicing fees to affiliate, net	$1,510	$1,628

The reduction in fees was primarily a result of reduced loans under management. Additionally, during the six months ended June 30, 2000, we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans pursuant to the IMA. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMA was reduced from 1.67% to 1.55%.

      Depreciation expense increased by $65,000 (4%), from $1,634,000 during the nine months ended September 30, 1999 to $1,699,000 during the nine months ended September 30, 2000. This increase is primarily attributable to depreciation of the four Hotel Properties acquired during March 1999 and was partially offset as a result of the sale of a hotel property in June 2000.

      General and administrative expenses decreased by $31,000 (20%), from $157,000 during the nine months ended September 30, 1999 to $126,000 during the nine months ended September 30, 2000. The general and administrative expenses remained at low levels and stable since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $45,000 (39%), from $114,000 during the nine months ended September 30, 1999 to $69,000 during the nine months ended September 30, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses increased by $600,000 during the nine months ended September 30, 2000. We provided a $600,000 loan loss provision during the nine months ended September 30, 2000. There was no provision for loan losses established during the nine months ended September 30, 1999. The increased loan loss reserve was established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers that significant doubt exists as to the ultimate realization of a specific loan. During August 2000 we foreclosed on the collateral relating to this loan that had an aggregate principal balance outstanding, including costs and expenses related to the foreclosure, of approximately $1.2 million on the date of foreclosure. Upon foreclosure, we established a value of $587,000 for the underlying assets of this loan. The previously established loan loss provision related to this loan of $600,000 was netted against the outstanding principal of the loan at the time of foreclosure.

      The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Federal income taxes. As we are currently qualified as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code (the “Code”), there are no provisions in the financial statements for Federal income taxes.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

      Our net income during the three months ended September 30, 2000 and 1999 was $2.2 million and $2.5 million, or $0.33 and $0.39 per share, respectively. Our revenues decreased by $0.6 million, or 11%, from $5.5 million during the three months ended September 30, 1999 to $4.9 million during the three months ended September 30, 2000 due primarily to lower interest income on our outstanding loan portfolio. Our FFO was $2.7 million and $3.1 million during the three months ended September 30, 2000 and 1999, respectively. The difference between our net income and our FFO was the effect of depreciation (see “Funds From Operations” and “Dividends”).

      Interest income — loans decreased by $426,000 (13%), from $3,281,000 during the three months ended September 30, 1999 to $2,855,000 during the three months ended September 30, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our average outstanding loan portfolio of $6.8 million (6%), from $121.0 million during the three months ended September 30, 1999 to $110.3 million during the three months ended September 30, 2000. Additionally, our weighted average contractual interest rate on loans outstanding continued to decline. The weighted average contractual interest rate was 10.2% at September 30, 1999 compared to 10.1% at September 30, 2000.

      Lease income decreased by $81,000 (4%), from $1,961,000 during the three months ended September 30, 1999 to $1,880,000 during the three months ended September 30, 2000. This decrease pertains to the reduced rent due to the sale of one of our Hotel Properties during June 2000.

      Interest and dividends — other investments decreased by $3,000 (5%), from $56,000 during the three months ended September 30, 1999 to $53,000 during the three months ended September 30, 2000. Our average short-term investments decreased by $1.2 million (25%), from $4.8 million during the three months ended September 30, 1999 to $3.6 million during the three months ended September 30, 2000. This decrease was partially offset by increased average yields. The average yields on short-term investments during the three months ended September 30, 2000 increased to 5.9% from 4.7% during the three months ended September 30, 1999.

      Other income decreased by $103,000 (47%), from $219,000 during the three months ended September 30, 1999 to $116,000 during the three months ended September 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees which decreased by $86,000 (65%), from $132,000 during the three months ended September 30, 1999 to $46,000 during the three months ended September 30, 2000. Management believes prepayment fees will continue at these reduced rates. See “Economy and Competition” and “Prepayment Activity.”

      Interest expense decreased by $133,000 (7%), from $1,800,000 during the three months ended September 30, 1999 to $1,667,000 during the three months ended September 30, 2000. This decrease was primarily related to a reduction in interest expense from the pay down of obligations pursuant to our 1998 Notes and decreases in the borrowings under our revolving credit facility. The decrease was partially offset by increased interest rates on our revolving credit facility due to the increase in the LIBOR, and the new mortgages on six of the Hotel Properties primarily entered into during the third quarter of 1999.

      Interest expense primarily consisted of:

	Three Months Ended
	September 30,

	2000	1999

	(In thousands)
Revolving credit facility	$699	$697

1998 Notes	623	828

Mortgages on Hotel Properties	302	248

Other	43	27

	$1,667	$1,800

      Advisory and servicing fees to affiliate, net decreased by $77,000 (14%), from $549,000 during the three months ended September 30, 1999 to $472,000 during the three months ended September 30, 2000.

      Fees associated with the IMAs consist of the following:

	Three Months Ended
	September 30,

	2000	1999

	(In thousands)
Lease Supervision Fee	$123	$129

Investment Management Fee	385	439

Total fees incurred	508	568

Less fees capitalized as cost of originating loans	(36)	(19)

Advisory and servicing fees to affiliate, net	$472	$549

The reduction in fees was primarily a result of reduced loans under management and a reduction in the fee schedule. Prior to July 1, 2000, we were charged fees, between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans pursuant to the IMA. Effective July 1, 2000, the highest fee charged was reduced from 1.67% to 1.55%.

      Depreciation expense decreased by $22,000 (4%), from $573,000 during the three months ended September 30, 1999 to $551,000 during the three months ended September 30, 2000. The decrease is a result of the sale of a Hotel Property during June 2000.

      General and administrative expenses decreased by $3,000 (7%), from $42,000 during the three months ended September 30, 1999 to $39,000 during the three months ended September 30, 2000. The general and administrative expenses remained at low levels since the majority of the expenses are incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $12,000 (40%), from $30,000 during the three months ended September 30, 1999 to $18,000 during the three months ended September 30, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses. There was no provision for loan losses established during the three months ended September 30, 2000 or 1999. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Code, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

      We generated $8,017,000 and $8,781,000 from operating activities during the nine months ended September 30, 2000 and 1999, respectively. The primary source of funds from operating activities is our net income. The decrease in cash flows from operating activities of $764,000 (9%) was primarily due to (i) the decrease in net income of $1,527,000 from $7,674,000 during the nine months ended September 30, 1999 to $6,147,000 during the nine months ended September 30, 2000 and (ii) the change related to “other liabilities” which decreased by $445,000 from a source of funds of $375,000 during the nine months ended September 30, 1999 to a use of funds of $70,000 during the nine months ended September 30, 2000. These decreases in funds generated from operating activities were partially offset by (i) fluctuations in borrower advances which increased by $174,000 from a source of funds of $158,000 during the nine months ended September 30, 1999 to a source of funds of $332,000 during the nine months ended September 30, 2000, (ii) the change in interest payable which decreased by $91,000 from a use of funds of $134,000 during the nine months ended September 30, 1999 to a use of funds of $43,000 during the nine months ended September 30, 2000, and (iii) the change related to “Due to affiliates” which decreased by $261,000 from a use of funds of $726,000 during the nine months ended September 30, 1999 to a use of funds of $465,000 during the nine months ended September 30, 2000.

      Our investing activities provided us with a net source of funds of $9,530,000 and $1,121,000 during the nine months ended September 30, 2000 and 1999, respectively. The increased source of funds of $8,409,000 was due to: (i) a decrease in the use of funds of $2,881,000 in the loans funded during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, and (ii) the sale of one of our Hotel Properties for net proceeds of $3,063,000 in June 2000 compared to the use of funds of $4,094,000 during March 1999 to purchase four Hotel Properties.

      We had a net use of funds of $17,450,000 and $9,872,000 from financing activities during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 1999, we had increased our borrowings by $14,525,000 primarily to fund our purchase of the four Hotel Properties and to fund increases in the loan portfolio. We had no such issuances during the nine months ended September 30, 2000 since we experienced decreases in our assets under management during that period. The increased use of funds was partially offset by decreased payment of principal on notes payable of $6,435,000 during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. We had lower principal payments required on our notes payable due to the redemption of the 1996 Notes in July 1999.

Liquidity and Capital Resources

      The primary use of our funds is to originate loans and, to a lesser degree, acquire commercial real estate. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

      As a REIT, we must distribute to our shareholders at least 95% of our REIT taxable income to maintain our tax status under the Code. As a result, those earnings will not be available to fund future investments. In order to maintain and increase our investment portfolio, we have a continuing need for capital. We have historically met our capital needs through borrowings under our credit facility, structured sales/financings of our loan portfolio and the issuance of common shares.

      At September 30, 2000, we had $325,000 of cash and cash equivalents, availability of $9.6 million under our revolving credit facility and approximately $24.8 million of total loan commitments and approvals outstanding to 18 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding at September 30, 2000, we had approximately $7.8 million of loan commitments outstanding pertaining to six partially funded construction loans and approximately $2.7 million of commitments under the SBA 504 takeout program. The weighted average interest rate on loan commitments at September 30, 2000 was 10.2%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, Inc., if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

      Our Board of Trust Managers (the “Board”) has authorized a share repurchase program for up to 500,000 of our outstanding Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of September 30, 2000, we acquired 8,800 shares under the share repurchase program for an aggregate purchase price of $86,000, including commissions; subsequently we have purchased an additional 47,850 shares through November 1, 2000 for an aggregate purchase price of $463,000, including commissions.

      In general, to meet our liquidity requirements, including expansion of our outstanding loan portfolio and/or acquisition of properties, we intend to use:

•	issuance of debt securities including securitizations of loans or properties;

•	our revolving credit facility as described below;

•	borrowings collateralized by the properties;

•	placement of corporate long-term borrowings; and/or

•	offering of additional equity securities.

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

      With regard to our loans, we are in the process of developing a loan pool of approximately $50 million for a securitization transaction which, if market conditions are conducive, is anticipated to be completed during the fourth quarter of 2000. We had originally expected to complete a securitization during the first half of 2000. The delay is due to higher than expected prepayments and the reduced level of loan fundings during the first half of 2000. In addition, based on current market interest rates, the cost of funds from securitizing a pool of loans has increased. As a result, we need to continually monitor the market for selling securitizations to determine the most opportune time to complete a transaction. At present due to the limited number of loans able to be included in the loan securitization described above, we would be able to achieve a more cost-efficient cost of funds and lower retained interest in loans securitized if we could complete a securitization through a joint-venture transaction with PMC Capital. In order to co-securitize with us, PMC Capital must receive permission from the SEC. PMC Capital has commenced that process and anticipates that the required relief will be granted in late November 2000; however, there can be no assurances that the required permission will ultimately be received.

      We have a revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The Revolver, as amended in November 1999, currently provides us with credit availability up to the lesser of $45 million (reduced, pursuant to its terms, from $60 million as of April 30, 2000) or an amount equal to 60% of the value of the projects underlying the loans collateralizing the borrowings up to 85% of the principal amount of the loans outstanding. At September 30, 2000, we had $35.4 million of outstanding borrowings with availability of an additional $9.6 million under the Revolver. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures on November 27, 2002. We are in the process of negotiating a combined warehouse facility and credit line facility in lieu of the Revolver in the amount of $60 million. To the extent we complete the securitization transaction described above, the new combined facility will be delayed until 2001.

      With regard to our Hotel Properties, we are currently pursuing financing sources including both mortgages on individual properties owned by us and a combination of smaller pools of properties identified for inclusion in a commercial mortgage backed securities transaction (“CMBS”). The Hotel Properties continue to show overall improvements in occupancy and RevPAR and consequently we believe that they still have not achieved their optimal cash flow. In addition, the interest rate environment for CMBS transactions remains at high levels. Thus, the amount of leverage currently available through CMBS transactions is lower than management believes is appropriate and/or the cost of the related leverage is higher than management believes is warranted. Consequently, the CMBS markets may be considered in the future to issue debt in a securitization. As of September 30, 2000, we had mortgaged six of the Hotel Properties for an aggregate of $8.4 million at a weighted average interest rate of 7.66%. The related notes each have terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is nine years, has no prepayment penalty and has an interest rate reset at the end of its fifth year.

      Our outstanding commitments expected to be funded are greater than the amount available on our Revolver and expected principal repayments. The sources of funds described above should be adequate to meet our existing obligations. There can be no assurance, however, that we will be able to raise funds through these financing sources. If these sources are not available, we will have to continue originating loans at reduced levels and we may have to refer commitments to PMC Advisers. In addition, since our loans have fixed interest rates and we have short-term variable interest rate borrowings, we are subject to the interest rate risk that short-term variable rates will increase substantially. See “Quantitative and Qualitative Disclosures About Market Risk.” In order to mitigate this interest rate risk, we may have to issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets.

Leverage

      We have borrowed funds and intend to borrow additional funds through advances on our Revolver and through the issuance of structured notes payable. Private lenders have fixed dollar claims on specific assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets at a time which we would not otherwise do so, and at prices that may be below the net book value of such assets. Dispositions of assets may adversely impact our results of operations.

Fluctuations In Quarterly Results

      Our quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with our securitization transactions, the volume of loans that we originated, the timing of prepayment of loans, changes in and the timing of the recognition of gains or losses on investments, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Impact of Inflation

      In an inflationary environment, we can experience problems selling loans in a securitization at a reasonable cost of funds and capital. We primarily have a fixed interest rate portfolio. We anticipate that our working capital needs will call for the completion of a securitization sometime during the fourth quarter of 2000 or early in 2001. If either U.S. Treasury rates were to increase sharply (over 1.5%) from present levels (approximately 5.80% for the 10-year U.S. Treasury at September 29, 2000) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1.5%) from our estimate of present levels, we may not be able to complete a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers.

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

Our FFO for the three and nine months ended September 30, 2000 and 1999 was computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

		(In thousands)
Net income	$6,147	$7,674	$2,157	$2,523

Less gain on sale of property	(304)	—	—	—

Add depreciation	1,699	1,634	551	573

FFO	$7,542	$9,308	$2,708	$3,096

Basic weighted average shares outstanding	6,536	6,528	6,534	6,532

      As a result of economic trends and competitive pressures (see “Economy and Competition”), our FFO during the first nine months of 2000 was below management’s expectations due to the reduced level of loans funded, increased prepayment of loans during the first nine months of 2000, increased loan loss provisions and increased cost of funds on our revolving credit facility. The increased cost of funds and the reduction in our outstanding loan portfolio as of September 30, 2000 may continue to have a negative impact on our earnings. These, as well as other factors, are considered in determining our dividend policy. See “Dividends.”

      Dividends. We paid quarterly dividends of $0.46 per share during January, April and July 2000. During September 2000, we declared a $0.46 per share dividend to common shareholders of record on September 29, 2000, which was paid during October 2000.

      Our Board has reviewed our dividend policy and considered many factors including, but not limited to, expectations for future earnings and FFO, interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances. While our Board has historically paid dividends based primarily upon expectation of available FFO, this policy has been modified and it is anticipated that the quarterly dividend per share will range between our expectation of annual earnings per share and FFO (on a per share basis). Consequently, the dividend rate on a quarterly basis will not necessarily correlate to quarterly FFO or earnings expectations.

      In the absence of any unforeseen events, our Board has determined that the present level of quarterly dividends will be adjusted commencing with the dividend payable in January 2001. We anticipate that the quarterly dividend for January 2001 and the foreseeable future will be between $0.325 per share and $0.375 per share. To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends. See “Funds from Operations” above.

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

      Our balance sheet consists of two items subject to interest rate risk. The majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to reinvestment of the prepayment proceeds at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate and Prepayment Risk.” Our liabilities at September 30, 2000 consist primarily of the 1998 Notes of approximately $38.9 million, debt related to our Amerihost Properties of approximately $15.1 million and amounts outstanding under our Revolver of approximately $35.4 million. The 1998 Notes and the debt related to our Amerihost Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, our Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate at September 30, 2000 of approximately 8.4%, on an annualized basis, interest expense would increase by approximately $708,000 on the amount outstanding of $35.4 million at September 30, 2000.

PART II

Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

27 — Financial Data Schedule

B. Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 11/14/00	/s/ LANCE B. ROSEMORE

Lance B. Rosemore President

Date: 11/14/00	/s/ BARRY N. BERLIN

Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

27	— Financial Data Schedule