Form 10-K405
period 2000-12-31
PMC COMMERCIAL TRUST /TX
filed 2001-03-30
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on March 15, 2001 as reported on the American Stock Exchange, was approximately $82 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, Registrant had outstanding 6,405,996 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001 are incorporated by reference into Part III.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PMC Commercial Trust
Form 10-K
For the Year Ended December 31, 2000

PART I

Item 1.             BUSINESS

General

      PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company”, “our” or “we”) is a real estate investment trust (“REIT”) that originates loans to small business enterprises and owns limited service hospitality properties.

      As a commercial lender, we originate loans to small business enterprises, primarily collateralized by first liens on real estate of the related business. Our loans are primarily to borrowers in the lodging industry but we also originate loans for commercial real estate and the service, retail and manufacturing industries.

      In addition, our investments include the ownership of commercial properties in the lodging industry. At December 31, 2000, we owned 29 properties with a net book value of $65.7 million. In 1998 and 1999 we acquired 30 motel properties (the “Hotel Properties”) from Amerihost Properties, Inc. or its subsidiaries (“Amerihost”) for an aggregate purchase price of $73 million in a sale/leaseback transaction (the “Amerihost Transaction”). During the year ended December 31, 2000, we sold one of the properties for a net gain of $304,000.

      We intend to enhance shareholder value by increasing our loan portfolio. Our Board of Trust Managers (the “Board”) has determined that it is preferable for us to focus on our lending operations. Accordingly, to the extent we can sell some or all of our limited service hospitality properties for greater than our cost investment in those properties, we intend to do so. In conjunction with this focus, we have amended our sale/leaseback agreement with Amerihost to allow for the orderly sale of up to eight properties over the next four years. See “Property Ownership.” In connection with the amended sale/leaseback agreement, during the first quarter of 2001, we sold two properties for a net gain of approximately $500,000.

      We intend to accomplish our goal of maximizing shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We currently have three principal strategies to achieve this objective: First, we anticipate increasing the funds from operations (“FFO”) generated from our investment portfolio by increasing the size of our portfolio. Our affiliate, PMC Capital, Inc. (“PMC Capital”), identifies loan origination opportunities for us pursuant to an investment management agreement. We benefit from the established customer base of PMC Capital and their relationships with national hotel and motel franchisers. Our relationship with PMC Capital assists us in finding a consistent flow of lending opportunities. Second, we seek cost-effective financing to maximize our growth through structured financing and securitization arrangements and other funding sources. In December 2000 we completed our first co-securitization with PMC Capital. See “Structured Financing and Securitization Transactions.” By using a joint venture structure, we reduced the percentage of up-front costs, we reduced the negative impact of having proceeds from the sale being initially invested in short-term (lower yielding) investments, and we completed the securitization transaction when it may not have been otherwise feasible due to high concentration and limited diversification of our loan portfolio on a stand-alone basis. See “Operations —Secured Financing Transactions.” Third, as detailed below, we intend to continue selectively selling our commercial real estate, such real estate sales are dependent upon the concurrence of the lessee.

      Securitization is a technique that a lender uses to obtain financing so that it can fund additional loans. In a securitization, the lender is required to sell its loans to a separate entity and that entity issues the debt collateralized by the sold loans. These entities are known as special purpose entities or SPEs. Since both our loans securitized and the cost of the debt to the SPE’s security holder(s) are at a fixed-rate, a securitization takes away the risk that our interest cost could increase while our loans rates remain fixed. This matching of interest rates results in our receiving a more constant net amount of cash from the securitized loans. In addition, the way that the SPE’s security holders are paid their principal is based on us collecting the principal on the sold loans from our borrowers. Therefore, we reduce the exposure to having prepayment of our loans causing us to have to reinvest in lower yielding short-term investments since the prepaid principal must be used to pay down the obligation to the SPE’s security holder(s). Just as is the case with our other loans, to the extent the principal balance of a loan is written-off, it will have a negative impact on our cash flow and our operating income. Since the securitized loans are recorded as sold for purposes of our financial statement presentation, our loans receivable at December 31, 2000 are significantly less than at December 31, 1999. Since the cash flow from these sold loans in future periods will have an impact on our profitability, we provide information on both our loan portfolio retained (the “Retained Portfolio”) and combined with the loans securitized and sold (the “Aggregate Portfolio”) throughout this Form 10-K.

      We were formed on June 4, 1993 pursuant to the Texas Real Estate Investment Trust Act and commenced operations on December 28, 1993. As a REIT, we must distribute at least 95% of our REIT taxable income to shareholders. See “Tax Status.” Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers” or the “Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital. See “Loan Originations” and “Investment Manager.” We generate income from interest earned on our loan portfolio, other related fee income from our lending activities and rental income from property ownership. We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production offices in Georgia, Arizona and Missouri.

Lending Activities

      We are primarily a commercial lender that originates loans to small business enterprises that are principally collateralized by first liens on the real estate of the related business. The Investment Manager receives loan referrals from PMC Capital which solicits loan applications on our behalf from borrowers, through personal contacts, internet referrals, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We are not responsible for any compensation to PMC Capital for loan referrals. In addition, the Investment Manager has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan.

      From December 28, 1993 (commencement of operations) through December 31, 2000, we funded an aggregate principal amount of approximately $236.1 million consisting of 212 loans. Our lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the years ended December 31, 2000, 1999 and 1998, we originated and funded $22.5 million, $17.5 million and $43.0 million of loans. During 2000, our loan originations increased as a result of an increased availability of funds from our revolving credit facility and a decrease in competition from conduit lending programs. The decrease in loan originations during 1999 was largely a result of increased competition in the hospitality lending industry and the scheduled reduction of availability under our revolving credit facility during the latter half of 1999 which was not remedied until November 1999. See “Economy and Competition.” Our loan origination volume during the fourth quarter of 2000 was $10.9 million, which was our highest quarterly loan volume since the second quarter of 1998. Our commitments to fund new loans have increased to $22.2 million at December 31, 2000 from $7.9 million at December 31, 1999. See “Liquidity and Capital Resources.”

      As of December 31, 2000, our Retained Portfolio outstanding was $66.4 million ($65.6 million after reductions for deferred commitment fees and loan loss reserves). The Retained Portfolio does not include the principal balance remaining on the $55.6 million of loans securitized on December 18, 2000 (the “Securitized Loans”). See “Structured Financing and Securitization Transactions – 2000 Loan Sale and Securitization.” Included in the Retained Portfolio are approximately $18 million of loans which are not encumbered by our structured financing transactions and to the extent they meet the criteria for a securitization could be part of a securitization in the future. The Aggregate Portfolio outstanding was $122.0 million at December 31, 2000. At December 31, 2000, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was approximately 10.4% and 10.0%, respectively. The weighted average contractual interest rate does not include the effects of the accretion of commitment fees on funded loans or prepayment fees earned. The annualized average yields on our Retained Portfolio includes all loan fees and prepayment fees earned and is reduced by the provision established for loan losses. For the years ended December 31, 2000, 1999 and 1998 the annualized average yields on our Retained Portfolio were approximately 10.8%, 11.8% and 13.1%, respectively.

      The following table sets forth the interest rates we charged on loans originated for the five years ended December 31, 2000:

Interest Rates and Principal Amounts of Loans Originated
(In thousands)

			Interest Rate Range

	Weighted
	Average Interest
Year Ended	Rate	Total	8.00-8.99%	9.00-9.99%	10.00-10.99%	11.00-11.99%

1996	10.86%	$40,430	$—	$—	$31,080	$9,350

1997	10.68%	43,129	—	1,457	39,076	2,596

1998	9.53%	42,968	10,254	23,401	8,343	970

1999	9.70%	17,478	2,548	13,637	992	301

2000	10.04%	22,508	—	1,873	20,167	468

Total		$166,513	$12,802	$40,368	$99,658	$13,685

Percentage
of Portfolio Originations		100.0%	7.7%	24.2%	59.9%	8.2%

      During the years ended December 31, 2000 and 1999, we closed 18 loans and 10 loans, respectively. As of December 31, 2000, approximately 23% and 10% of our retained loan portfolio consisted of loans on properties in Texas and Maryland, respectively. No other state had a concentration of 10% or greater of the Retained Portfolio at December 31, 2000. Our Retained Portfolio was approximately 95% and 97% concentrated in the lodging industry at December 31, 2000 and 1999, respectively.

      During August 2000, we foreclosed on the collateral securing a loan that had an aggregate principal balance outstanding, including costs and expenses related to the foreclosure, of approximately $1.2 million on the date of foreclosure. As of December 31, 2000, we were in the process of liquidating this collateral. The previously established loan loss provision related to this loan of $600,000 was netted against the outstanding principal of the loan and we established a value of $581,000 for the underlying assets of this loan at the time of foreclosure. Prior to December 31, 2000, we received net proceeds of approximately $86,000 as liquidation of part of the ancillary collateral relating to this loan. Accordingly, the value of the asset was $495,000 at December 31, 2000. During February 2001, we financed the sale of the asset to an independent operator. The sales price was $760,000 of which we received $150,000 in cash (before costs) and originated a note receivable of $610,000 with an 8% interest rate.

      As of December 31, 2000, we had no loans that were greater than 31 days delinquent. Based on an evaluation by management of our outstanding portfolio, one loan has been identified as a potential “problem loan.” See “Delinquency and Collections” for a description of our loan servicing procedures.

      When originating a loan, we charge a commitment fee. During the years ended December 31, 2000 and 1999, we collected commitment fees of $547,000 and $41,000, respectively. These fees are deferred and are recognized as an adjustment of yield over the life of the related loan. We had approximately $693,000 and $1.5 million in net unamortized deferred commitment fees at December 31, 2000 and 1999, respectively. Approximately $700,000 of previously deferred commitment fees reduced the basis of the loans sold as part of the securitization and sale of loans completed in December 2000.

      The following table sets forth a breakdown of the principal balance outstanding on our loan portfolio at December 31, 2000 to borrowers involved in the lodging (national franchises and independent hospitality properties) and commercial real estate industries:

	Aggregate Portfolio			Retained Portfolio

	Number of	Principal	Percentage	Principal	Percentage
	Properties	Outstanding	of Portfolio	Outstanding	of Portfolio

Days Inn	13	$18,173	14.9%	$3,318	5.0%

Holiday Inn	15	17,876	14.7%	10,807	16.3%

Comfort Inn	10	15,630	12.8%	4,346	6.5%

Quality Inn	7	11,426	9.4%	5,819	8.7%

Ramada Inn	7	9,207	7.5%	9,207	13.8%

Best Western	8	7,923	6.5%	5,526	8.3%

Econolodge	5	4,749	3.9%	2,031	3.1%

Hampton Inn	4	3,770	3.1%	2,513	3.8%

Sleep Inn	3	3,551	2.9%	1,402	2.1%

Country Inn & Suites	1	3,000	2.5%	3,000	4.5%

Country Hearth Inn	2	2,789	2.3%	—	0.0%

Travelodge	2	2,736	2.2%	2,736	4.1%

Sheraton	1	2,345	1.9%	2,345	3.5%

Wingate Inn	1	2,305	1.9%	2,305	3.5%

Howard Johnson	3	2,297	1.9%	2,297	3.5%

Super 8	3	2,131	1.7%	1,762	2.7%

Microtel Inn	2	2,001	1.6%	2,001	3.0%

Budgetel	1	1,477	1.2%	—	0.0%

Shoney’s Inn	1	1,328	1.1%	1,328	2.0%

	89	114,714	94.0%	62,743	94.4%

Independent hospitality properties	4	2,718	2.2%	337	0.5%

Commercial real estate	5	4,555	3.8%	3,358	5.1%

Total	98	$121,987	100.0%	$66,438	100.0%

      The following table is a breakdown of loans originated on a quarterly basis for the five years in the period ended December 31, 2000:

	2000	1999	1998	1997	1996

	(In thousands)
First Quarter	$301	$7,061	$9,437	$13,955	$4,830

Second Quarter	3,924	3,576	16,271	12,795	8,801

Third Quarter	7,340	3,808	8,417	9,128	12,955

Fourth Quarter	10,943	3,033	8,843	7,251	13,844

	$22,508	$17,478	$42,968	$43,129	$40,430

      The following table sets forth the amount of our loans originated and repaid for the years indicated:

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands)

Loans receivable, net —beginning of period	$115,265	$119,712	$109,132	$91,981	$59,129

Loans originated	22,508	17,478	42,968	43,129	40,430

Loan repayments (1)	(16,108)	(22,192)	(32,126)	(25,843)	(7,181)

Loan transferred to AAL (2)	(1,181)	—	—	—	—

Loans sold (3)	(55,675)	—	—	—	—

Other adjustments (4)	836	267	(262)	(135)	(397)

Loans receivable, net — end of period	$65,645	$115,265	$119,712	$109,132	$91,981

(1)	Includes the payoff on SBA 504 program loans (see “SBA Section 504 Program”) and loans which were prepaid prior to maturity.
(2)	In 2000, the loan was transferred to assets acquired in liquidation (“AAL”), net of a provision for loan loss.
(3)	Sold loans as part of a securitization transaction on December 18, 2000.
(4)	Includes: the change in provision for loan losses; the change in deferred commitment fees; and the effect of amortization of loans purchased at a discount.

Property Ownership

      On June 30, 1998, we acquired 26 Hotel Properties with a total of 1,575 rooms for an aggregate purchase price of $62.2 million. During March 1999, we acquired four additional Hotel Properties with a total of 259 rooms for an aggregate purchase price of $10.8 million. Pursuant to sale/leaseback agreements, we leased the 30 Hotel Properties to Amerihost Inns, a wholly owned subsidiary of Amerihost, for an initial 10-year period, with two renewal options of five years each. Amerihost guarantees the lease payment obligation of Amerihost Inns. The aggregate amount of the lease payments to be received by us for the Hotel Properties was $7.3 million per year (“Base Rent”) at the inception of the lease. The Base Rent is subject to consumer price index (“CPI”) increases up to a maximum of two percent per year beginning after the third year, plus 2% of gross revenues as defined in the master lease agreement set aside for capital expenditure replacements. During June 2000 we sold one of our Hotel Properties for cash proceeds of $3.1 million resulting in a gain of $304,000.

      Our subsidiaries assumed debt related to each of the four Hotel Properties acquired in March 1999 that aggregated $6.9 million at the time of acquisition. The notes payable have a weighted average interest rate of 8.0%, each loan has a 20-year amortization period and the remaining maturities range from 14 to 19 years. The assumed notes have restrictive provisions which provide substantial penalties if paid prior to maturity and two of the four assumed notes are guaranteed by PMC Commercial.

      On January 24, 2001 PMC Commercial and Amerihost amended their existing lease agreement relating to the Hotel Properties. This lease modification should allow us to dispose of up to eight properties prior to June 30, 2004. In addition, the amendment modified the lease term extensions relating to the properties remaining in our portfolio.

      Amerihost has the option to either purchase or facilitate the purchase of eight properties. The sale prices are set forth in the amended agreement. The stipulated price for each property exceeds our cost basis in the Hotel Properties. To the extent the purchases are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties.

      Pursuant to the amended agreement, during the first quarter of 2001, we sold two properties to independent operators for cash. The sales will provide a net gain of approximately $500,000 during the first quarter of 2001. A third sale is expected to close by the end of the second quarter of 2001.

      We are also evaluating the sale of certain additional properties with Amerihost in separate transactions.

Structured Financing and Securitization Transactions

      We have, from time to time, transferred portions of our loan portfolio into SPEs to generate cash proceeds. These proceeds have been used to fund additional loans. These types of loan sales are commonly referred to as securitizations or structured loan sales and are either sold to purchasers (for a securitization) or notes payable are issued (for a structured financing) in the asset backed securities market.

      Our asset established in conjunction with a securitization, the retained interest in transferred assets, is determined based on the present value of estimated future excess cash flows that we anticipate will be received from the sold loans. The estimated future excess cash flows are calculated based on management’s assumptions concerning, among other things, anticipated defaults and loan losses, anticipated prepayment speeds and discount rates. The retained interest in transferred assets (“Retained Interest”) consists of required overcollateralization (i.e., retaining a portion of the sold loans), cash reserve requirements and an interest-only strip receivable (the “IO Receivable”). We retain a portion of the default and prepayment risk associated with the Retained Interest which can be affected by any of the following:

•	Any losses or prepayments on our sold loans will have a negative effect on our future cash flows.
•	Actual defaults and prepayments may vary from our assumptions, possibly to a material degree.
•	Faster than anticipated prepayments of principal or loan losses will decrease the fair value attributed to the IO Receivable.
•	Slower than anticipated prepayments of principal or loan losses will increase the fair value attributed to the IO Receivable.
•	The effect on our yield due to principal prepayments on the sold loans occurring at a rate that is faster (or slower) than the rate anticipated in the period immediately following the completion of the securitization will not be entirely offset by a subsequent like reduction (or increase) in the rate of principal payments.

      The weighted average lives of the underlying securitized loans will also be affected by the amount and timing of delinquencies, defaults and recoveries, if any, on defaulted underlying securitized loans. In addition, we are required to deposit substantial amounts of the cash flows generated by our interests in our securitizations (“restricted cash”) into reserve funds that are pledged to the security holders.

      We regularly measure our default, prepayment and other assumptions against the actual performance of securitized receivables. If we were to determine, as a result of such regular review or otherwise, that we underestimated (or overestimated) defaults and/or prepayments, or that any other material assumptions were inaccurate, we would adjust the carrying value of our Retained Interest.

      Although we believe that we have made reasonable assumptions as to the future cash flows of the 2000 securitization transaction, actual rates of default or prepayments may differ from those assumed and other assumptions may be required to be revised based upon future events. We are required to enter into agreements (the “Credit Enhancement Agreements”) that govern the assets and the flow of funds in and out of the 2000 Joint Venture (as defined below). Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on the receivables. If, at any measurement date, the delinquency, default or loss rate were to exceed the specified limits, provisions of the Credit Enhancement Agreement would automatically increase the level of credit enhancement requirements. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would reduce our cash flow. We have never had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our prior structured financings.

      Securitization of loans during 2000:

      On December 18, 2000, we completed our first co-securitization transaction with PMC Capital. We completed the securitized sale of a pool of fixed-rate loans through a private placement (the “2000 Joint Venture”). Both PMC Commercial and PMC Capital contributed loans to the 2000 Joint Venture. The 2000 Joint Venture issued approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 Notes”) of which approximately $49.5 million (the “2000 PMCT Notes”) was allocated to PMC Commercial based on its ownership percentage in the 2000 Joint Venture. The ownership percentage is determined by dividing the principal balance outstanding on our loans sold by the principal balance outstanding on both our loans and the loans sold by PMC Capital. At inception of the 2000 Joint Venture, PMC Commercial owned a 66.5% limited partnership interest in the 2000 Joint Venture with the remainder being owned by PMC Capital. Our investment in the 2000 Joint Venture will be reduced based on the principal payments received on the underlying loans contributed by PMC Commercial to the 2000 Joint Venture. The 2000 PMCT Notes were issued at par and have a stated maturity of July 2024. The 2000 PMCT Notes were issued with an annual interest rate of 7.28% and were originally collateralized by approximately $55.6 million of loans sold by PMC Commercial to the 2000 Joint Venture. The 2000 Notes were rated “Aaa” by Moody’s Investors Service. This transaction has been accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 125 and accordingly, we recorded a gain of approximately $1,117,000 in connection with this transaction.

      The net proceeds from the issuance of the 2000 PMCT Notes (approximately $49.5 million prior to payment of issuance costs of approximately $0.4 million and the funding of approximately $1.6 million for a reserve fund held by the trustee as collateral) were distributed to PMC Commercial. Our share of the profits from the 2000 Joint Venture will be based upon the cash flow received from the underlying loans contributed by PMC Commercial to the 2000 Joint Venture. PMC Capital, through PMC Advisers, is the servicer for all loans held by the 2000 Joint Venture.

      The terms of the 2000 Notes provide that the partners of the 2000 Joint Venture are not liable for any payments on the 2000 Notes. Accordingly, if the 2000 Joint Venture fails to pay the 2000 Notes, the sole recourse of the holders of the 2000 Notes is against the assets of the 2000 Joint Venture. Accordingly, we have no obligation to pay the 2000 Notes, nor do the holders of the 2000 Notes have any recourse against our assets. PMCT Commercial and PMC Capital have entered into an indemnification agreement regarding the performance of their respective loans sold to the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans sold by PMC Commercial will cause any permanent cash flow reductions to PMC Capital nor will the loans sold by PMC Capital cause any permanent cash flow reductions to PMC Commercial.

      Structured financing of loans during 1998:

      In June 1998, PMC Commercial Trust, Ltd. 1998-1, a Delaware limited partnership (the “1998 Partnership”), completed a private placement (the “1998 Private Placement”) of $66.1 million of its Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes”). We own, directly or indirectly, all of the partnership interests in the 1998 Partnership. The 1998 Notes, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans we contributed to the 1998 Partnership. At December 31, 2000, approximately $42.8 million of those loans remained outstanding. The loans sold to the 1998 Partnership are serviced through PMC Advisers. In connection with this transaction, the 1998 Notes were given a rating of “Aaa” by Moody’s Investors Service, Inc. The terms of the 1998 Notes provide that the partners of the 1998 Partnership are not liable for any payment on the 1998 Notes. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the

1998 Partnership. We, therefore, have no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against our assets. We utilized these proceeds to help fund the acquisition of the Hotel Properties. The 1998 Partnership’s assets consist solely of the loans acquired from us, funds held in collateral accounts related to collections on the loans and a required cash reserve account. The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes. The aggregate principal amount of the 1998 Notes outstanding at December 31, 2000 was $ 38.3 million. This transaction has been accounted for as a structured financing in accordance with SFAS No. 125.

Policies with Respect to Certain Activities

      The following is a discussion of our current policies with respect to investments, financing, affiliate transactions and certain other activities. These policies may be amended or waived from time to time at the discretion of our Board without a vote of our shareholders.

      Our principal business objective is to maximize shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We intend to pursue this objective by continuing to originate loans or, to a more limited extent, through the sale of hospitality or commercial properties previously held for long-term ownership. Thereby, we seek to maximize current and long-term availability of funds derived from operations and the value of our assets. Our policy is to originate loans or sell assets where we believe opportunities exist for acceptable investment returns. No assurance can be given that our investment objectives will be attained or that the value of our assets will not decrease.

      At the time of our initial public offering in 1993, we had established a policy that 75% of our assets were to be used generally to fund loans to small businesses. However, in May 1998, we amended our investment policies to remove this restriction and to permit us to invest in real estate assets. At that time, hospitality properties, particularly with respect to smaller, limited service motels operated under national franchises offered attractive returns. We will continue to evaluate real estate assets to determine if favorable opportunities exist for the acquisition of real estate assets at attractive returns at prices at or below replacement cost. However, at the present time, based on the current market, we believe that opportunities to purchase hospitality properties are not as profitable as they had been as a result of the inability to obtain reasonable non-recourse financing. Accordingly, we have commenced a program to assist us in an orderly disposition of some of our currently owned hospitality properties. At the present time, we only anticipate selling our properties if the net sales price is greater than our total investment in the property. In the future, we may continue to acquire additional lodging or commercial properties or portfolios of such properties, to the extent appropriate financing is available, thereby deriving revenues from fixed leases and participating in increased revenue from those properties.

      Because we are independent of the lessees and operators of our lodging properties, we have flexibility with respect to acquiring and leasing additional hospitality real estate.

Investment Policies

      Investments in Real Estate Mortgages
      While we lend money secured by real estate, we do not generally buy and sell existing real estate mortgages in our normal course of business. However, we may invest in real estate mortgages if favorable opportunities develop. Our investment in mortgages may be either in first mortgages or junior mortgages and may or may not be insured by a governmental agency. See “Underwriting Criteria —Lending Operations.”

      Investment in Real Estate or Interests in Real Estate
      While we intend to emphasize funding loans to small businesses, we may also invest in the ownership of real estate and may invest in other real estate interests consistent with our qualification as a REIT. Management expects to pursue this investment objective primarily through first mortgages on real estate or direct ownership of properties. Investment activities are not limited to any geographic area or product type or to a specified percentage of our assets.

      Although we are not currently doing so, we may also participate with other entities in property ownership, through joint ventures or other types of common ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interests.

      Securities of, or Interests in, Persons Primarily Engaged in Real Estate Activities and Other Issuers
      Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, we may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. However, we do not currently have any intentions to do so. (See “Tax Status.”)

      Periodic Review of Assets
      We regularly evaluate our investment portfolio and may, from time to time, dispose of assets that no longer meet our investment criteria. We reserve the right to dispose of any property if we determine the disposition of such property is in our best interest.

Financing Policies

      General
      We will not, without the approval of a majority of our shareholders, incur a borrowing or issue preferred shares of beneficial interest (“Preferred Shares”) if, as a result, our total liability for money borrowed would exceed 200% of our shareholders’ equity or the total amount of borrowings and obligations in respect of outstanding Preferred Shares would exceed 300% of common shareholders’ equity, determined as of the time of each borrowing or issuance. For purposes of determining compliance with these limitations, the 2000 PMCT Notes are not included as debt.

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

      Equity
      Our Board has authorized a share repurchase program for up to 500,000 of our outstanding common shares of beneficial interest (“Common Shares”). The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2000, we had acquired 105,250 shares under the share repurchase program for an aggregate purchase price of $1,022,000, including commissions. Through February 28, 2001, we have purchased an additional 26,200 shares for an aggregate purchase price of $246,000, including commissions.

      In the event our Board determines to raise additional equity capital, our Board has the authority, without shareholder approval within limits described above, to issue additional Common Shares or Preferred Shares in any manner, and on such terms and for such consideration, it deems appropriate, including in exchange for property. Any such issuance will be subject to the provisions of the Texas REIT rules. Existing shareholders would have no preemptive right to purchase such shares in any offering, and any such offering might cause dilution of individual shareholders’ investments.

      Other Policies
      We may dispose of properties that are not maximizing shareholder value or are not performing up to our standards. We have historically operated, and intend to continue operating, in a manner that will not subject us to regulation under the Investment Company Act of 1940. We have not, and currently have no future plans to (1) invest in the securities of other issuers for the purpose of exercising control over such issuers, (2) underwrite securities of other issuers, or (3) actively trade in loans or other investments. Our policies with respect to such activities may be reviewed and modified by our Board of Trust Managers from time-to-time without a vote of our shareholders.

      From time-to-time we may issue or exchange securities for property ownership, as warranted.

Underwriting Criteria —Lending Operations

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

      The underwriting criteria applied by us to evaluate prospective borrowers generally requires such borrowers to (i) provide first-lien real estate mortgages not exceeding 70% of the lesser of appraised value or cost, (ii) provide proven management capabilities, (iii) meet historical or projected debt coverage tests determined on a case-by-case basis as described below, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable. We evaluate a number of factors to determine the credit worthiness of the prospective borrower and the amount of required debt coverage for the borrower, including:

•	the components and value of the borrower’s collateral (for example, real estate, equipment or marketable securities);
•	the ease with which the collateral can be liquidated;
•	the industry and competitive environment in which the borrower operates;
•	the financial strength of the guarantors;
•	the existence of any secondary repayment sources; and
•	the existence of a franchise relationship.

Loan Portfolio Characteristics

      As a result of the application of our underwriting criteria, at December 31, 2000 our loan portfolio had the following characteristics:

•	Loan proceeds utilized by borrowers to acquire real estate and/or construct improvements thereon (the “Real Estate Loans”) are secured by first liens on such real estate or improvements thereon. Generally, each of the related loans used to acquire furniture, fixtures and equipment for certain of such real estate (the “FFE Loans”) are secured by a first lien on the furniture, fixtures and equipment acquired with the proceeds of such loan and by a second lien on the real estate of the borrower under the related Real Estate Loans. Other additional properties of certain borrowers or guarantors have been used as additional collateral in some instances;
•	The loans are generally guaranteed by the principal(s) of the borrowers; and,
•	The loan amounts of Real Estate Loans (together with related FFE Loans) are generally equal to or less than 70% of the appraised value or cost of the primary collateral. When deemed necessary, credit enhancements, such as additional collateral, are obtained to assure a maximum 70% loan-to-value ratio.

      Certain information regarding our portfolio as of December 31, 2000 is as follows:

•	We had 63 loans in our Retained Portfolio with an outstanding principal balance of approximately $66.4 million.
•	We had 100 loans in our Aggregate Portfolio with an outstanding principal balance of approximately $122.6 million.
•	All loans were paying as agreed and no loans were more than 31 days delinquent.
•	We have identified one loan in the amount of $1.4 million which was not 31 days delinquent at December 31, 2000 as a potential problem asset and have established a loan loss provision of $100,000 against such loan.
•	Our borrowers are principally involved in the lodging industry (95%). The remainder of the Aggregate Portfolio is comprised of four loans in the commercial office rental market and one RV park.
•	We have not loaned more than 10% of our assets to any single borrower.
•	All loans provide for interest payments at fixed rates. The weighted average interest rate for our Retained Portfolio and our Aggregate Portfolio was 10.4% and 10.0%, respectively.
•	All loans, other than bridge loans for the SBA Section 504 program (the “SBA 504 Program”), generally have original maturities ranging from five to 20 years. Substantially all Real Estate Loans entitle the borrower to prepay all or part of the principal amount, subject to a prepayment penalty.
•	The weighted average remaining contractual maturity for our Retained Portfolio of loans not including amounts outstanding to be paid off pursuant to the SBA 504 program was approximately 10.7 years.
•	The weighted average remaining contractual maturity for our Securitized Loans was approximately 16.1 years.

Delinquency and Collections

      As of December 31, 2000, there were no loans greater than 31 days delinquent. Our collection procedures generally require that:

•	if a borrower fails to make a required monthly payment, the borrower will be notified by mail after 10 days and a late fee will generally be assessed;

•	if the borrower has not responded or made full payment within 20 days after the loan becomes delinquent, a second notification letter will be sent. Following such notification, a collection officer will initiate telephone contact;
•	if the borrower has not responded or made full payment within 30 days after the loan becomes delinquent, a third notification letter will be sent and follow-up telephone contact will be made by the collection officer; and
•	in the event a borrower becomes 45 days delinquent, a ten day demand letter will be sent to the borrower requiring the loan be brought current within ten days. After the expiration of the ten-day period, we may proceed with legal action.

      Our policy with respect to loans, which are in arrears as to interest payments for a period in excess of 60 days, is generally to discontinue the accrual of interest income. We will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action. We continually monitor loans for possible exposures to loss. In our analysis, we review various factors, including the value of the collateral securing the loan and the borrower’s payment history. Based upon this analysis, a loan loss reserve will be established as considered necessary.

SBA Section 504 Program

      We participate as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers an opportunity to enhance the collateral status of loans by allowing us to originate loans with lower loan-to-value ratios. The SBA 504 Program provides assistance to small business enterprises in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small business enterprise being assisted. We typically require at least 15% of the equity in a project to be contributed by the principals of the borrower. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $3.0 million. A business eligible for financing pursuant to the SBA 504 Program must (i) be a for-profit corporation, partnership or proprietorship, (ii) not exceed $6 million in net worth, and (iii) not exceed $2 million in average net income (after Federal income taxes) for each of the previous two years. Financing pursuant to the SBA 504 Program cannot be used for working capital or inventory, consolidating or repaying debt or financing a plant not located in the United States or its possessions.

Borrower Advances

      We finance some projects during the construction phase. At December 31, 2000, we were in the process of monitoring construction projects with approximately $12.7 million in total commitments, of which $4.6 million had been funded. As part of the monitoring process to verify that the borrower’s equity investment is utilized for its intended purpose, we hold a portion of the borrower’s equity investment. These funds are itemized by category (e.g., land purchase, construction, interest, inventory, contingencies, etc.) and are released by us upon presentation of appropriate documentation relating to the construction project. To the extent possible, these funds are utilized before any related loan proceeds are disbursed. At December 31, 2000, approximately $1,284,000 of borrower advances deposited with us were to be disbursed on behalf of borrowers and are included as a liability on the accompanying consolidated balance sheet.

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

Investment Manager

      Our loans are managed by PMC Advisers pursuant to an Investment Management Agreement (the “IMA”) and property acquisitions, including the Hotel Properties, are supervised pursuant to a separate agreement entered into in June 1998 (the “Lease Supervision Agreement,” and together with the IMA the “IMAs”).

      Upon receipt of a completed loan application, the Investment Manager’s credit department (which is also the credit department for PMC Capital) conducts:

•	an analysis of the loan which typically includes either a third-party appraisal or valuation by the Investment Manager of the property collateralizing the loan to assure compliance with loan-to-value ratios;
•	a site inspection generally by a member of senior management of the Investment Manager;
•	a review of the borrower’s business experience; and
•	a credit history and an analysis of debt-service-coverage and debt-to-equity ratios.

      The Investment Manager’s loan committee (which is also the loan committee of PMC Capital) is comprised of members of our senior management and has the responsibility to make a determination on each loan application. The Investment Manager’s loan committee generally meets on a daily basis and either approves the loan application as submitted, approves the loan application subject to additional conditions or rejects the loan application. After a loan is approved, the credit department will prepare and submit to the borrower a good faith estimate and cost sheet detailing the anticipated costs of the financing. The closing department reviews the loan file and assigns the loan to our outside counsel, whose fees are paid by the borrower. Prior to authorizing disbursement for any fundings of a loan, the closing department reviews the loan documentation obtained from the outside counsel.

      After a loan is closed, the Investment Manager’s servicing department (which is also the servicing department of PMC Capital) is responsible on an ongoing basis for the following items:

•	obtaining all financial information required by the loan documents;
•	verifying that adequate insurance remains in effect;
•	verifying that real estate taxes have been paid;
•	obtaining “Quality Assurance” property inspection reports that are prepared by the franchisors;
•	continuing Uniform Commercial Code financing statements evidencing the loan, if required;
•	collecting and applying loan payments; and
•	monitoring delinquent accounts.

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

      During the period from January 1, 1999 through June 30, 2000, pursuant to the IMA we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans pursuant to the IMA. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMA was reduced from 1.67% to 1.55%. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. Specific definitions of the terms and calculations of the averages described above are contained in the IMA. During 1998, the Lease Supervision Agreement commenced and provides an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties. In addition, the Lease Supervision Agreement provides for a fee relating to any acquisition of properties of 0.75% of the acquisition cost. Pursuant to the IMAs, including amendments, we incurred an aggregate of approximately $2.2 million; $2.3 million and $2.6 million in management fees for the years ended December 31, 2000, 1999 and 1998, respectively.

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

      Ongoing Need For Additional Capital Since Earnings are Required to be Paid as Dividends

      We will continue to need capital to fund loans and, to a more limited extent, for our stock repurchase program. Historically, we have sold loans as part of structured financings and loan securitizations, borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions or the asset backed securities market could have a material adverse effect on our financial condition and our results of operations. We must distribute at least 95% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loan originations or acquire real estate. We expect to be able to continue to borrow from financial institutions and sell loans in the asset-backed securities market for the foreseeable future. If the market price of our common shares remains below the net book value of our assets, we do not anticipate selling additional equity securities during the year ending December 31, 2001. In addition, PMC Commercial has established criteria that limit its leverage to two times equity.

      Fluctuations In Quarterly Results

      Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	the completion of a securitization transaction in a particular calendar quarter,
•	gains on property sales,
•	the interest rates on the securities issued in connection with our securitization transactions,
•	the volume of loans we originate and the timing of prepayment of our loans,

•	changes in and the timing of the recognition of gains or losses on investments,
•	the degree to which we encounter competition in our markets, and
•	general economic conditions.

      To the extent a securitization is completed, (i) our interest income on loans in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we pay off outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans sold.

      As a result of the above factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

      Impact of Inflation

      In an inflationary environment, we may experience problems selling loans in a securitization at a reasonable cost of funds. We primarily have a fixed interest rate portfolio. We anticipate that our working capital needs may call for the completion of a securitization sometime during the latter portion of the year ending December 31, 2001. If either U.S. Treasury rates were to increase sharply (over 1.5%) from present levels (approximately 5% for the 10-year U.S. Treasury at December 31, 2000) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1.5%) from our estimate of present levels, we may not be able to complete a loan sale or have to defer a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers.

      Leverage

      We have borrowed funds and intend to obtain additional funds through advances on our revolving credit facility and through the issuance of structured notes payable. As a result, we are leveraged. Private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets at a time which we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets may adversely impact our results of operations. See “Loan Prepayment Considerations” and “Interest Rate and Prepayment Risk.”

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

      Portfolio Valuation

      There is typically no public market or established trading market for the loans we originate. The illiquidity of most of our portfolio of loans may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments. Accordingly, changes in estimated values are recorded in our statement of operations as a provision for loan losses. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan, the effect to operating results may be material.

      Volatility in Valuation of our Retained Interest in Transferred Assets

      The value of our Retained Interests is determined based on management’s assumptions concerning, among other things, anticipated defaults and loan losses and anticipated prepayment speeds. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon the inherent risk associated with each asset. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree. Management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments and losses are different than management’s original assumptions. To the extent that losses are 0.50% per annum and 1.00% per annum higher than estimated, the value of the Retained Interests would be reduced by $0.9 million and $1.8 million, respectively. If our prepayment speeds were to be increased by 5% per annum or 10% per annum, the value of the Retained Interests would be reduced by $0.2 million and $0.4 million, respectively.

      Loss of Pass-Through Tax Treatment

      If a company meets certain diversification and distribution requirements under the Code, it qualifies as a REIT for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

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

      Interest Rate and Prepayment Risk

      Our ability to achieve certain of our investment objectives will depend in part on our ability to borrow funds on favorable terms or issue equity at reasonable prices. There can be no assurance that such borrowings or issuances can be achieved. The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds (typically either short-term at variable rates or long-term at fixed rates) and the rate at which we loan these funds (typically long-term at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares. As interest rates declined during 1997 and into 1998, we experienced loan prepayments, and such prepayments, as well as scheduled repayments, have generally been re-loaned at lower rates. This high volume of loan prepayments had an adverse effect on our business, financial condition and results of operations and had an affect on our ability to maintain distributions at then current levels. The loans we originated have prepayment fees charged, as described above, which we believe help mitigate the likelihood and effect of principal prepayments. Prepayments continued at accelerated levels through the second quarter of 1999. As a result of the prepayments and other factors, we decreased our rate of quarterly dividend from $0.46 at September 30, 2000 to $0.365 at December 31, 2000.

      Competition

      Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). During 2000, competition increased as the financial strength of the banking and thrift industries improved and interest rates remained high. In our opinion, during this period there was competitive lending activity at advance rates and interest rates that were considerably more aggressive than those offered by us. In order to maintain a quality portfolio, we continued to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities were not funded by us. We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, the interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

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

Item 2. PROPERTIES

      We operate from the headquarters of the Investment Manager in Dallas, Texas, and through their loan production offices in Missouri, Georgia and Arizona.

      At December 31, 2000, we owned 29 Hotel Properties (not including the limited service property we acquired through the liquidation of a loan). The Hotel Properties are leased pursuant to a sale/leaseback transaction. No lease revenue from any of the 29 properties is greater than 2% of our annual revenues. Set forth below is a table describing the location, number of rooms and year built relating to each of these properties.

		Rooms in	Year
City	State	Hotel	Built

Anderson (1)	California	61	1997

Yreka	California	61	1997

Eagles Landing	Georgia	60	1995

La Grange	Georgia	59	1995

Smyrna	Georgia	60	1996

Rochelle	Illinois	61	1997

Macomb	Illinois	60	1995

Sycamore	Illinois	60	1996

Plainfield	Indiana	60	1992

Mt. Pleasant	Iowa	63	1997

Storm Lake	Iowa	61	1997

Coopersville	Michigan	60	1996

Grand Rapids North	Michigan	60	1995

Grand Rapids South	Michigan	61	1997

Hudsonville	Michigan	61	1997

Monroe	Michigan	63	1997

Port Huron	Michigan	61	1997

Tupelo	Mississippi	61	1997

Warrenton	Missouri	63	1997

Ashland	Ohio	62	1996

Mansfield (2)	Ohio	60	1994

Marysville	Ohio	79	1990

Wooster East	Ohio	58	1994

Wooster North	Ohio	60	1995

Shippensburg	Pennsylvania	60	1996

Jackson	Tennessee	61	1998

McKinney	Texas	61	1997

Kimberly	Wisconsin	63	1997

Mosinee	Wisconsin	53	1993

		1,773

                  (1) Sold on February 23, 2001.
                  (2) Sold on January 25, 2001.

Item 3. LEGAL PROCEEDINGS

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Common Shares have been traded on the American Stock Exchange (the “AMEX”) under the symbol “PCC” since February 1995. On March 15, 2001, there were approximately 590 holders of record of Common Shares and the last reported sales price of the Common Shares was $13.22. The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the regular dividends per share declared by us for each such period.

			Regular
			Dividends Per
Quarter Ended	High	Low	Share

March 31, 1998	$20.75	$19.50	$0.435

June 30, 1998	$20.56	$17.88	$0.440

September 30, 1998	$18.88	$15.13	$0.450

December 31, 1998	$17.94	$13.06	$0.455

March 31, 1999	$16.69	$13.75	$0.460

June 30, 1999	$16.13	$14.13	$0.460

September 30, 1999	$14.75	$12.88	$0.460

December 31, 1999	$13.25	$9.75	$0.460

March 31, 2000	$12.63	$9.38	$0.460

June 30, 2000	$12.00	$10.00	$0.460

September 30, 2000	$11.00	$9.25	$0.460

December 31, 2000	$10.44	$8.69	$0.365

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected consolidated financial data for the five years ended December 31, 2000. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,

	2000	1999	1998	1997	1996

Revenues:	(In thousands, except per share information)
Interest income-loans	$11,301	$13,269	$13,496	$12,378	$8,528

Lease income	7,581	7,531	3,314	—	—

Interest and dividends — other investments	243	281	321	643	1,235

Other income	650	919	2,177	792	385

Total revenues	19,775	22,000	19,308	13,813	10,148

Expenses:

Interest	6,782	7,023	4,289	1,726	1,805

Depreciation	2,250	2,213	976	—	—

Advisory and servicing fees, net	1,954	2,173	1,809	1,449	992

Provision for loan losses	600	—	—	—	—

Other	245	327	863	249	174

Total expenses	11,831	11,736	7,937	3,424	2,971

Income before gain on sale of assets	7,944	10,264	11,371	10,389	7,177

Gain on sale of assets	1,421	—	—	—	—

Net income	$9,365	$10,264	$11,371	$10,389	$7,177

Weighted average common shares outstanding	6,520	6,530	6,498	6,242	4,755

Basic and diluted earnings per common share	$1.22	$1.57	$1.75	$1.66	$1.51

Dividends per common share	$1.75	$1.84	$1.78	$1.65	$1.55

Return on average assets (1)	5.1%	5.1%	6.9%	8.6%	7.6%

Return on average common beneficiaries equity (2)	10.4%	11.1%	12.2%	11.9%	11.3%

	December 31,

	2000	1999	1998	1997	1996

	(In thousands)

Loans receivable, net	$65,645	$115,265	$119,712	$109,132	$91,981

Real estate investments, net	$65,674	$70,683	$61,774	$—	$—

Total assets	$151,399	$197,237	$196,690	$115,877	$121,749

Notes payable	$53,235	$97,757	$95,387	$18,721	$26,648

Beneficiaries’ equity	$89,785	$91,932	$93,437	$91,242	$85,829

Total liabilities and beneficiaries’ equity	$151,399	$197,237	$196,690	$115,877	$121,749

(1)	Based on average annual value of all assets which is the book value of our total consolidated assets determined in accordance with GAAP on the first day of the year and on the last day of each quarter of such year, divided by five.

(2)	Based on the total beneficiaries’ equity on the first day of the year and on the last day of each quarter of such year divided by five.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Lending Operations

      We are primarily a commercial lender that originates loans to small business enterprises that are principally collateralized by first liens on the real estate of the related business. Our lending function consists primarily of making loans to borrowers who operate in the lodging industry. During the years ended December 31, 2000, 1999 and 1998, we originated and funded $22.5 million, $17.5 million and $43.0 million of loans. During 2000 our loan originations increased as a result of an increased availability of funds from our revolving credit facility and a decrease in competition from conduit lending programs. The decrease in loan originations during 1999 was largely a result of increased competition in the hospitality lending industry and the scheduled reduction of availability under our revolving credit facility during the latter half of 1999 which was not remedied until November 1999. See “Economy and Competition.” Our commitments to fund new loans have increased to $22.2 million at December 31, 2000 from $7.9 million at December 31, 1999. See “Liquidity and Capital Resources.”

      As of December 31, 2000, our Retained Portfolio outstanding was $66.4 million ($65.6 million after reductions for deferred commitment fees and loan loss reserves). The Retained Portfolio does not include the principal balance remaining on the $55.6 million of Securitized Loans. See “Securitization and Structured Financing Transactions – Securitization of loans during 2000.” Included in the Retained Portfolio are approximately $18 million of loans which are not encumbered by our structured financing transactions and to the extent they meet the criteria for a securitization could be part of a securitization in the future. The Aggregate Portfolio outstanding was $122.0 million at December 31, 2000. At December 31, 2000, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was approximately 10.4% and 10.0%, respectively. The weighted average contractual interest rate does not include the effects of the accretion of commitment fees on funded loans or prepayment fees earned. The annualized average yields on our Retained Portfolio, includes all loan fees and prepayment fees earned and is reduced by the provision established for loan losses. For the years ended December 31, 2000, 1999 and 1998 the annualized average yields on our Retained Portfolio were approximately 10.8%, 11.8% and 13.1%, respectively.

      As of December 31, 2000, we had no loans which were greater than 31 days delinquent. We have established a reserve in the amount of $100,000 against a loan that we have determined to be a potential “problem loan.” The aggregate principal balance outstanding of the “problem loan” at December 31, 2000 was approximately $1.4 million. In the event this loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

      Property Ownership

      The following table shows summarized financial information for the lessee of our properties (Amerihost Properties, Inc. doing business as Arlington Hospitality, Inc.) which has been derived from the Amerihost Properties, Inc. public filings as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, as follows:

	December 31,

	2000	1999

	(In thousands)
BALANCE SHEET DATA:

Investment in hotel assets	$84,835	$86,103

Cash and short term investments	1,729	3,766

Total assets	98,143	103,108

Total liabilities	79,877	88,927

Shareholder’s equity	18,266	14,181

	Years Ended December 31,

	2000	1999	1998

	(In thousands)
INCOME STATEMENT DATA:

Total Revenue	$76,151	$76,058	$68,618

Operating Income	4,653	4,780	3,084

Net Income (loss)	4,010	201	(2,796)

      Amerihost Properties, Inc. is a public entity that files periodic reports with the SEC. Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      The following tables show statistical data regarding our 29 Hotel Properties (1):

	Years Ended December 31,

			% Increase
	2000	1999	(Decrease)

Occupancy	59.74%	59.10%	1.1%

ADR (2)	$55.65	$55.76	(0.2%)

RevPAR (3)	$33.25	$32.95	0.9%

Revenue	$21,534,287	$21,298,405	1.1%

Rooms Rented	386,974	381,981	1.3%

Rooms Available	647,726	646,283	0.2%
(1)	Amerihost has provided all data.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

      Certain Accounting Considerations

      We have transferred assets to special purpose entities in connection with securitizations and structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 125 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) servicing rights, if any, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

      As of the date a securitization is completed, the value of the retained interest in the transferred loans is established based upon the initial estimate of the anticipated discounted future cash flows retained by us. The assets that comprise our retained interest in transferred assets (the “Retained Interests”) are the restricted cash, an investment in the subordinated portion of the sold receivables and the interest-only strip receivable. Management’s assumptions include estimates of prepayment speeds, default rates, future loan losses and discount rates. The discount rate is management’s estimate of a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts and total income in future periods would be enhanced.

      On a quarterly basis, we measure the fair value of and record income relating to the Retained Interests based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the Retained Interests is either recorded as an unrealized gain or loss and included as a component of beneficiaries’ equity or recorded as a realized loss and reflected in the consolidated statement of income.

      Impact of Recently Issued Accounting Pronouncements

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

      In July 2000, EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets” (“EITF 99-20”) was issued. EITF 99-20 provides guidance on interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale and for purchased beneficial interests. EITF 99-20 is effective for all fiscal quarters beginning after December 15, 2000. The adoption of EITF 99-20 will not significantly impact our consolidated financial statements.

      In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we have no derivative financial instruments as of December 31, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) which provides guidance on revenue recognition. Management has considered the provisions of SAB 101 and does not believe SAB 101 has any impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      Our net income during the year ended December 31, 2000 and 1999 was $9.4 million and $10.3 million, or $1.44 and $1.57 per share, respectively. Our revenues decreased by approximately $2.2 million, or 10%, from $22.0 million during the year ended December 31, 1999 to $19.8 million during the year ended December 31, 2000 due primarily to lower interest income on our outstanding loan portfolio. Our revenues do not include a gain on sale of property in the amount of $304,000 from the sale of one of our Hotel Properties in June 2000 and a realized gain of $1.1 million from the securitization and sale of a portion of our loan portfolio. Our expenses include an increase of $600,000 in the provision for loan losses associated with a loan which was foreclosed upon in August, 2000. Our funds from operations (“FFO”) were $10.2 million and $12.5 million during the years ended December 31, 2000 and 1999, respectively. The difference between our net income and our FFO was the gains described above and the effect of depreciation (see “Funds From Operations and Dividends”).

      Interest income — loans decreased by $1,968,000 (15%), from $13,269,000 during the year ended December 31, 1999 to $11,301,000 during the year ended December 31, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our weighted average outstanding loan portfolio of $12.9 million (11%), from $121.5 million during the year ended December 31, 1999 to $108.6 million during the year ended December 31, 2000. Additionally, the accretion of commitment fees was approximately $300,000 less in 2000 compared to 1999 as a result of lower loan prepayment levels during the year ended December 31, 2000. Our weighted average contractual interest rate on loans outstanding continued to decline. The weighted average contractual interest rate was 10.1% at December 31, 1999 compared to 10.0% at December 31, 2000. As a result of the securitization and sale of loans in December 2000, interest income – loans (and interest expense) will significantly decrease in 2001 until the proceeds from the sale (approximately $47 million after funding of the reserve fund and payment of costs) have been invested in loans or other higher yielding assets. See “ Business —Structured Securitization and Financing Transactions” and “Risk Factors – Fluctuations in Quarterly Results.”

      Lease income increased by $50,000 (1%), from $7,531,000 during the year ended December 31, 1999 to $7,581,000 during the year ended December 31, 2000. Lease income increased primarily due to our purchase of the four Hotel Properties in March 1999 and was partially offset by the reduced rent due to the sale of one of our Hotel Properties in June 2000. Lease income will decrease as we sell properties pursuant to the amended sale/leaseback agreement with Amerihost. See “Business – Property Ownership.”

      Interest and dividends — other investments decreased by $38,000 (14%), from $281,000 during the year ended December 31, 1999 to $243,000 during the year ended December 31, 2000. This decrease was caused by a decline in our average outstanding short-term investments of $1.7 million (24%), from $6.2 million during the year ended December 31, 1999 to $4.5 million during the year ended December 31, 2000 as a result of the continued reduction of our restricted investments. This decrease was partially offset by increased average yields. The average yields on short-term investments during the year ended December 31, 2000 increased to 5.4% from 4.5% during the year ended December 31, 1999.

      Gain on sale of assets was $1,421,000 during the year ended December 31, 2000. During the year ended December 31, 2000 we recognized approximately $1.1 million in gain relating to the sale of $55.6 million of loans during December 2000. During June 2000 we sold one of our Hotel Properties for cash proceeds of $3.1 million resulting in a gain of $304,000. There were no comparable transactions during the year ended December 31, 1999.

      Other income decreased by $269,000 (29%), from $919,000 during the year ended December 31, 1999 to $650,000 during the year ended December 31, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late fees and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees which decreased by $323,000 (52%), from $620,000 during the year ended December 31, 1999 to $297,000 during the year ended December 31, 2000. Management believes prepayment fees may increase as a result in the reduction in prime rate during the first quarter of 2001. See “Business – Risk Factors – Competition” and “– Interest and Prepayment Risk.”

      Interest expense decreased by $241,000, from $7,023,000 during the year ended December 31, 1999 to $6,782,000 during the year ended December 31, 2000. The decrease was primarily a result of the reduction in interest expense from decreases in the borrowings under our 1998 Notes and the redemption of the remaining outstanding 1996 Notes. This decrease was offset by the assumption of the indebtedness on the four Hotel Properties acquired during March 1999, the indebtedness on six of the Hotel Properties primarily entered into during the third quarter of 1999, and increased interest rates on funds borrowed under our revolving credit facility due to the increase in the LIBOR during 2000. Our interest expense is expected to significantly decrease in 2001 due to the payoff of the outstanding balance under our revolving credit facility by $43 million, which was paid from the proceeds we received from the issuances of our 2000 PMCT Notes. However, the timing of future borrowings is contingent upon loan fundings during 2001 and the availability of funds from alternative sources.

      Interest expense consisted of:

	Years Ended December 31

	2000	1999

	(In thousands)
Revolving credit facility	$2,732	$2,601

1998 Notes	2,609	3,393

Mortgages on Hotel Properties	1,234	722

1996 Notes	—	108

Other	207	199

	$6,782	$7,023

      Depreciation expense increased by $37,000 (2%), from $2,213,000 during the year ended December 31, 1999 to $2,250,000 during the year ended December 31, 2000. This increase is primarily attributable to depreciation of the four Hotel Properties acquired during March 1999 and was partially offset as a result of the sale of a Hotel Property in June 2000.

      Advisory and servicing fees to affiliate, net decreased by $219,000 (10%), from $2,173,000 during the year ended December 31, 1999 to $1,954,000 during the year ended December 31, 2000.

      Pursuant to the IMA, we are currently charged fees between 0.40% and 1.55% annually (the “Investment Management Fees”) based upon the average principal outstanding of our loans. Prior to July 1, 2000, the maximum fee was 1.67% annually. While PMC Advisers bears substantially all of the costs associated with our operations, we pay certain expenses, including, direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of our trust managers who are not officers (the “Independent Trust Managers”), the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of our custodian and transfer agent. We, rather than PMC Advisers, are also required to pay expenses associated with any litigation and other extraordinary or non-recurring expenses.

      In addition, in June 1998 we entered into the Lease Supervision Agreement with PMC Advisers relating to the supervision of our sale-leaseback agreements with Amerihost. We are required to pay an annual fee (the “Lease Supervision Fee”) of 0.70% of the original cost of the Hotel Properties ($70.1 million as of December 31, 2000). As of December 31, 2000, the Lease Supervision Fee was $491,000 per annum. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

      Fees associated with the IMAs consist of the following:

	Years Ended
	December 31,

	2000	1999

	(In thousands)
Lease Supervision Fee	$500	$573

Investment Management Fee	1,699	1,746

Total fees incurred	2,199	2,319

Less:

Fees capitalized as cost of originating loans	(145)	(65)

Fees capitalized as cost of property acquisitions and structured financing	(100)	(81)

Advisory and servicing fees to affiliate, net	$1,954	$2,173

The reduction in fees was primarily a result of reduced loans under management, the reduction in the rate charged pursuant to the IMA effective July 1, 2000 and the increase in fees capitalized as a cost of originating loans due to an increase in lending activity during 2000.

      General and administrative expenses decreased by $39,000 (21%), from $185,000 during the year ended December 31, 1999 to $146,000 during the year ended December 31, 2000. The general and administrative expenses remained at low levels and stable since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $43,000 (30%), from $142,000 during the year ended December 31, 1999 to $99,000 during the year ended December 31, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses was $600,000 for the year ended December 31, 2000. We provided for a $600,000 loan loss provision during the year ended December 31, 2000. There was no provision for loan losses established during the year ended December 31, 1999. The loan loss provision was established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers that significant doubt exists as to the ultimate realization of a specific loan. During August 2000 we foreclosed on the collateral relating to this loan that had an aggregate principal balance outstanding, including costs and expenses related to the foreclosure, of approximately $1.2 million on the date of foreclosure. Upon foreclosure, we established a value of $587,000 for the underlying assets of this loan. The previously established loan loss provision related to this loan of $600,000 was netted against the outstanding principal of the loan at the time of foreclosure.

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

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      Our net income during the years ended December 31, 1999 and 1998 was $10.3 million and $11.4 million, or $1.57 and $1.75 per share, respectively. Our revenues increased by $2.7 million, or 14%, from $19.3 million during the year ended December 31, 1998 to $22.0 million during the year ended December 31, 1999 due primarily to the lease revenue on properties purchased in June 1998 and March 1999. Equity ownership in properties, while causing increased revenues, also causes increased expenses (primarily depreciation, interest costs and advisory fees). While there was a decrease in net income, our FFO increased. The difference between our net income and our FFO was the effect of depreciation (see “Funds From Operations”). Depreciation expense increased by $1.2 million, or 127%, from $1.0 million for the year ended December 31, 1998 to $2.2 million during the year ended December 31, 1999. The increase in depreciation expense resulted from the acquisition of properties during June 1998 and March 1999.

      Interest income — loans decreased by $227,000 (2%), from $13.5 million during the year ended December 31, 1998 to $13.3 million during the year ended December 31, 1999. Interest income-loans represents income generated primarily through interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This $227,000 decrease in interest income-loans was primarily attributable to the impact of a continued decline in the weighted average contractual interest rate on loans outstanding. The weighted average contractual interest rate was 10.3% at December 31, 1998 compared to 10.1% at December 31, 1999. Partially offsetting the decrease in weighted average interest rates was an increase in our average outstanding loan portfolio. The average outstanding loan portfolio increased by $2.6 million (2%), from $118.9 million during the year ended December 31, 1998 to $121.5 million during the year ended December 31, 1999.

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

      Interest and dividends — other investments decreased by $40,000 (12%), from $321,000 during the year ended December 31, 1998 to $281,000 during the year ended December 31, 1999. The average yields on short-term investments during the year ended December 31, 1999 decreased by .5% from 5.0% during the year ended December 31, 1998 to 4.5% during the year ended December 31, 1998. Additionally, the average short-term investments of the Company decreased by $176,000 (3%), from $6,420,000 during the year ended December 31, 1998 to $6,244,000 during the year ended December 31, 1999.

      Other income decreased by $1.3 million (59%), from $2.2 million during the year ended December 31, 1998 to $919,000 during the year ended December 31, 1999. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late and other loan fees and (iv) miscellaneous collections. The decrease was principally attributable to the reduced amount of prepayment fees collected during the year ended December 31, 1999 of $620,000 compared to $1.8 million during the year ended December 31, 1998. During the years ended December 31, 1999 and 1998, 16 and 25 loans in the amounts of approximately $16.1 million and $26.0 million, respectively, paid in full prior to their stated maturity. Additionally, one of the loans which paid in full during the year ended December 31, 1998 had a significant penalty. Prepayment fee income as a percentage of loans which paid in full was less during the year ended December 31, 1999 than during the year ended December 31, 1998 because the Yield Maintenance Premiums were not as large due to (i) the lower interest rates on the loans which prepaid and (ii) the higher interest rates on U.S. Treasuries. Prepayment fees result in one-time increases in our other income, but will result in a long-term reduction in income if we are unable to generate new loans with the proceeds of these prepayments with interest rates equal to or greater than the rates of the loans which were prepaid. Prepayments generally increase during times of declining interest rates. See “Business-Risk Factors-Interest Rate and Prepayment Risk.” The borrower’s decision to prepay will depend on factors such as prepayment penalties and the availability of alternative lending sources. As interest rates remained at low levels, borrowers appeared more willing to pay the prepayment penalties in order to obtain the lower interest rate. See “Business-Risk Factors-Loan Prepayment Considerations.”

      Interest expense increased by $2.7 million (64%), from $4.3 million during the year ended December 31, 1998 to $7.0 million during the year ended December 31, 1999. The increase was primarily a result of the issuance of the 1998 Notes during June 1998, the proceeds of which were used to purchase the Hotel Properties, the assumption of indebtedness on the four Hotel Properties during March 1999, new indebtedness on six of the Hotel Properties primarily entered into during the third quarter of 1999 and increases in the borrowings under our revolving credit facility used to originate loans. This increase was partially offset by a reduction in interest expense from the redemption of the remaining 1996 Notes. Interest expense consisted of:

	Years Ended December 31,

	1999	1998

	(In thousands)
Revolving Credit Facility	$2,601	$1,069

1996 Notes	108	802

1998 Notes	3,393	2,105

Mortgages on Hotel Properties	722	—

Other	199	313

	$7,023	$4,289

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

      Fees associated with the IMAs consist of the following:

	Years Ended December 31,

	1999	1998

	(In thousands)
Lease Supervision Fee	$573	$218

Investment Management Fee	1,746	2,422

Total fees incurred	2,319	2,640

Less:

Fees capitalized as cost of originating loans	(65)	(198)

Fees capitalized as cost of property acquisitions and structured financing	(81)	(633)

Advisory and servicing fees to affiliate, net	$2,173	$1,809

      The decrease in Investment Management Fees of $676,000 (28%) is primarily due to the reduction in fees incurred on property acquisitions and structured financings. During 1998, $166,000 was capitalized as part of the structured financing completed in June 1998, and a $467,000 fee charged for the acquisition of the Hotel Properties during June 1998 was capitalized as a cost of the properties compared to $81,000 of fees charged related to the acquisition of the four Hotel Properties capitalized as a cost of the properties in 1999.

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

CASH FLOW ANALYSIS

      We generated $11,316,000 and $12,096,000 from operating activities during the years ended December 31, 2000 and 1999, respectively. The primary source of funds from operating activities is our net income. The decrease in cash flows from operating activities of $780,000 (6%) was primarily due to (i) the decrease in net income of $899,000 from $10,264,000 during the year ended December 31, 1999 to $9,365,000 during the year ended December 31, 2000 and (ii) the use of funds relating to the adjustment to net income for gains recognized on the sale of assets of $1.4 million. This decrease in funds generated from operating activities was partially offset by an increase in commitment fees collected which increased from $41,000 during the year ended December 31, 1999 to $547,000 during the year ended December 31, 2000. The increase in commitment fees was due to an increase in loan origination activity included fees collected on the loan commitments outstanding at December 31, 2000.

      Our investing activities reflect a net use of funds of $2,655,000 and a net source of funds of $4,192,000 during the years ended December 31, 2000 and 1999, respectively. The $6,847,000 reduction in cash flows relates primarily to: (i) an increase in the use of our funds of $5,030,000 for loans funded, (ii) a decrease in principal collected of $6,084,000, and (iii) the use of cash of $2,311,000 during the year ended December 31, 2000 for our initial investment in the 2000 Joint Venture. The increased use of funds described above was partially offset by: (i) the proceeds of $3,063,000 we received from the sale of one of our Hotel Properties in June 2000, and (ii) a reduction in our use of funds since we had no acquisitions during 2000 while we used $4,094,000 during March 1999 to purchase four Hotel Properties.

      We had a net use of funds of $8,402,000 and $16,285,000 from financing activities during years ended December 31, 2000 and 1999, respectively. When comparing the year ended December 31, 2000 to the year ended December 31, 1999, the reduction in cash flows of $7,883,000 was primarily due to; (i) the receipt of proceeds of $8,575,000 from mortgage notes payable in 1999 while we did not issue any mortgage notes payable in 2000, and (ii) the receipt of proceeds of $49,550,000 during 2000 from our securitization transaction while we did not complete a securitization or structured financing transaction during 1999. The increased source of funds described above was partially offset by; (i) an increase in the use of funds of $40,675,000 relating to our revolving credit facility since we had a source of funds of $6,575,000 from our revolving credit facility during 1999 and a use of funds of $34,605,000 during 2000, and (ii) a decrease in use of funds of $9,224,000 from principal payments on our notes payable resulting from the redemption during 1999 of the balance due on a structured financing completed in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The primary use of our funds is to originate loans. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

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

      At December 31, 2000, we had $487,000 of cash and cash equivalents, availability of $45.0 million under our revolving credit facility and approximately $22.2 million of total loan commitments and approvals outstanding to 15 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding at December 31, 2000, we had approximately $7.2 million of loan commitments outstanding pertaining to seven partially funded construction loans and approximately $1.0 million of commitments under the SBA 504 takeout program. The weighted average interest rate on loan commitments at December 31, 2000 was 10.3%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

      Our primary use of funds is for the origination of loans. As a result of uncertain economic trends and overbuilding in certain regional markets, there has been a slowdown in the number of new hospitality properties that are being built or sold commencing in 1999. Due to competition and the slowdown in construction of new limited service hospitality properties, our loan origination volume was only $22.5 million in 2000. From 1996 to 1998, our loan origination volume was approximately $42 million per year. The volume had dropped to $17.5 million in 1999 as a result of limited availability of funds related to our credit facility. However, since the beginning of 2001, we have seen an increase in loan origination opportunities due to the reductions in prime rate during the first quarter of 2001 and competition lessening from banks and other lenders. Based on this increased activity, we expect that the volume of new loans to be funded in 2001 should exceed our 2000 level of $22.5 million but may not be as high as our annual levels from 1996 to 1998.

      We also receive funds from the principal paid on our Retained Portfolio. As a result of changes in the credit markets in 1999 including increases in interest rates and a reduction in competition from loan conduits, the pace of prepayment activity decreased commencing with the third quarter of 1999 through the end of 2000. We believe that as a result of the current interest rate environment (the prime rate was decreased by 1.5% during the first quarter of 2001), we may see prepayment activity at levels greater than the levels of prepayment activity experienced during 2000. Since we do not expect the competition to be as strong during this period of reduced interest rates, we do not expect that the prepayment activity will be as high as it was during 1997 and 1998.

      The Board has authorized a share repurchase program for up to 500,000 of our outstanding Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2000, we acquired 105,250 shares under the share repurchase program for an aggregate purchase price of $1,022,000, including commissions; subsequently we have purchased an additional 26,200 shares through March 15, 2001 for an aggregate purchase price of $246,000, including commissions.

      In general, to meet our liquidity requirements, including expansion of our outstanding loan portfolio, we intend to use:

•	issuance of debt securities including securitizations of loans or properties;
•	our revolving credit facility as described below;
•	borrowings collateralized by the properties;
•	proceeds from sale of our Hotel Properties;
•	placement of corporate long-term borrowings; and/or
•	issuance of additional equity securities.

      We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs. Our ability to continue our historical growth, however, will depend on our ability to borrow funds, sell assets and/or issue equity on acceptable terms. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and operating results. We expect to obtain capital to fund loans through borrowings as further discussed below.

      For our short term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. We have a maximum amount (the “Borrowing Base”) that we can borrow that is based on our loans that are used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. At December 31, 2000, we had no borrowings outstanding and availability of $45 million. At December 31, 2000, we had no outstanding borrowings under the Revolver. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures on November 27, 2002.

      Since we recently completed a co-securitization transaction with PMC Capital and have $45 million available through our Revolver, we do not expect to have to complete another securitization until the latter part of 2001. While we build up a pool of loans for a securitization, due to the limited number of loans able to be included in the loan securitization we achieve a more cost-efficient cost of funds and lower retained interest in loans securitized when we complete a securitization through a joint-venture transaction with PMC Capital. PMC Capital received the required exemptive relief from the Securities and Exchange Commission permitting them to co-securitize with our loan portfolio, thereby allowing us to achieve a more cost-efficient cost of funds, a lower retained interest in loans securitized and more timely access to the securitization market.

      With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. Presently we may have an opportunity to obtain approximately $5 million on properties valued at $7.5 million. The interest rate we would hope to receive is currently below 7.5%. As of December 31, 2000, we had mortgaged six of the Hotel Properties for an aggregate remaining outstanding principal balance of $8.3 million at a weighted average interest rate of 7.66%. The related notes each had terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is eight years, has no prepayment penalty and has an interest rate reset in four years.

      Our outstanding commitments are less than the amount available on our Revolver. We expect that loans to be funded during the year ended December 31, 2001 will be less than our availability on our Revolver. To the extent that fundings exceed our expectation, the sources of funds described above should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we will have to continue originating loans at reduced levels and we may have to refer commitments to PMC Advisers. In addition, since our loans have fixed interest rates and we have short-term variable interest rate borrowings, we are subject to the interest rate risk that short-term variable rates will increase substantially. See “Quantitative and Qualitative Disclosures About Market Risk.” In order to mitigate this interest rate risk, we may have to issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets

FUNDS FROM OPERATIONS AND DIVIDENDS

      Funds From Operations (“FFO”). We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis.”

Our FFO for the years ended December 31, 2000, 1999 and 1998 was computed as follows:

	Years Ended December 31,

	2000	1999	1998

	(In thousands)
Net income	$9,365	$10,264	$11,371

Less gain on sale of property	(1,421)	—	—

Add depreciation	2,250	2,213	976

FFO	$10,194	$12,477	$12,347

Basic weighted average shares outstanding	6,520	6,530	6,498

      Dividends. We paid quarterly dividends of $0.46 per share during January, April, July and October 2000. During December 2000, we declared a $0.365 per share dividend to common shareholders of record on December 29, 2000, which was paid during January 2001.

      Our Board has reviewed our dividend policy and considered many factors including, but not limited to, expectations for future earnings and FFO, interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances. While our Board has historically paid dividends based primarily upon an expectation of available FFO, this policy has been modified and it is anticipated the quarterly dividend per share will range between our expectation of annual earnings per share and FFO (on a per share basis). Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to quarterly FFO or earnings expectations.

      As a result, the quarterly dividend for January 2001 and April 2001 was reduced from $0.46 to $0.365. To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends. See “Funds from Operations” above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to market risk associated with changes in interest rates since our balance sheet consists of items subject to interest rate risk.

      A majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to re-investment of the prepayment proceeds at lower interest rates. See Item 1,“Business-Risk Factors-Interest Rate and Prepayment Risk.”

      We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate market discount rates. Significant reductions (or increases) in the discount rates used by the Board in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and consequently the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $0.5 million and $0.9 million, respectively.

      Our consolidated liabilities consist primarily of the 1998 Notes of approximately $38.3 million at December 31, 2000, and debt related to our Hotel Properties of approximately $15.0 million. The 1998 Notes and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. While our Revolver is subject to adverse changes in market interest rates, we had no borrowings outstanding under the Revolver at December 31, 2000.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

	(1)	Financial Statements —
See index to Financial Statements set forth on page F-1 of this Form 10-K.

	(2)	Financial Statement Schedules —
Schedule III — Real Estate and Accumulated Depreciation

	(3)	Exhibits
See Exhibit Index beginning on page E-1 of this Form 10-K.

(b)	Reports on Form 8-K:

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
By:	/s/ Lance B. Rosemore

Lance B. Rosemore, President

Dated March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 30, 2001

Dr. Andrew S. Rosemore

/s/ LANCE B. ROSEMORE	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 30, 2001

Lance B. Rosemore

/s/ BARRY N. BERLIN	Chief Financial Officer (principal financial and accounting officer)	March 30, 2001

Barry N. Berlin

/s/ IRVING MUNN	Trust Manager	March 30, 2001

Irving Munn

/s/ ROY H. GREENBERG	Trust Manager	March 30, 2001

Roy H. Greenberg

/s/ NATHAN COHEN	Trust Manager	March 30, 2001

Nathan Cohen

/s/ DR. IRA SILVER	Trust Manager	March 30, 2001

Dr. Ira Silver

/s/ DR. MARTHA GREENBERG	Trust Manager	March 30, 2001

Dr. Martha Greenberg

PMC COMMERCIAL TRUST
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Shareholders and Board of Trust Managers
PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2001

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2000	1999

	(Unaudited)
ASSETS

Investments:

Loans receivable, net	$65,645	$115,265

Real estate investments, net	65,674	70,683

Retained interest in transferred assets	11,203	—

Restricted investments	6,709	9,616

Asset acquired in liquidation	495	—

Cash equivalents	379	72

Total investments	150,105	195,636

Other assets:

Cash	108	156

Interest receivable	393	603

Deferred borrowing costs, net	415	507

Other assets, net	378	335

Total other assets	1,294	1,601

Total assets	$151,399	$197,237

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$53,235	$63,152

Revolving credit facility	—	34,605

Dividends payable	2,349	3,007

Borrower advances	1,284	828

Due to affiliates	1,908	1,023

Unearned commitment fees	343	140

Interest payable	315	366

Other liabilities	2,180	2,184

Total liabilities	61,614	105,305

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,536,896 shares issued at December 31, 2000 and 1999; 6,431,646 and 6,536,896 shares outstanding at December 31, 2000 and 1999, respectively	65	65

Additional paid-in capital	94,349	94,349

Unrealized appreciation of retained interest in transferred assets	877	—

Cumulative net income	56,677	47,312

Cumulative dividends	(61,161)	(49,794)

	90,807	91,932

Less: Treasury stock; at cost, 105,250 shares	(1,022)	—

Total beneficiaries’ equity	89,785	91,932

Total liabilities and beneficiaries’ equity	$151,399	$197,237

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	2000	1999	1998

Revenues:

Interest income — loans	$11,301	$13,269	$13,496

Lease income	7,581	7,531	3,314

Interest and dividends — other investments	243	281	321

Other income	650	919	2,177

Total revenues	19,775	22,000	19,308

Expenses:

Interest	6,782	7,023	4,289

Depreciation	2,250	2,213	976

Advisory and servicing fees to affiliate, net	1,954	2,173	1,809

Provision for loan losses	600	—	40

General and administrative	146	185	182

Legal and accounting fees	99	142	72

Write-off of transaction costs	—	—	569

Total expenses	11,831	11,736	7,937

Income before gain on sale of assets	7,944	10,264	11,371

Gain on sale of assets	1,421	—	—

Net income	$9,365	$10,264	$11,371

Basic weighted average shares outstanding	6,520	6,530	6,498

Diluted weighted average shares outstanding	6,520	6,539	6,503

Basic and diluted earnings per share	$1.44	$1.57	$1.75

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,

	2000	1999	1998

Net income	$9,365	$10,264	$11,371

Change in unrealized appreciation of retained interest in transferred assets:

Unrealized appreciation arising during period	877	—	—

Less realized gains included in net income	—	—	—

	877

Comprehensive income	$10,242	$10,264	$11,371

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years Ended December 31, 2000, 1999 and 1998
(In thousands, except share and per share data)

	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Unrealized Appreciation of Retained Interest in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Total Beneficiaries' Equity

Balances, January 1, 1998	6,392,518	$64	$91,687	$—	$25,677	$(26,186)	$—	$91,242

Shares issued through exercise of stock options	16,408	—	265	—	—	—	—	265

Shares issued through dividend reinvestment and cash purchase plan	111,111	1	2,150	—	—	—	—	2,151

Dividends ( $1.78 per share )	—	—	—	—	—	(11,592)	—	(11,592)

Net income	—	—	—	—	11,371	—	—	11,371

Balances, December 31, 1998	6,520,037	65	94,102	—	37,048	(37,778)	—	93,437

Shares issued through exercise of stock options	2,130	—	31	—	—	—	—	31

Shares issued through dividend reinvestment and cash purchase plan	14,729	—	216	—	—	—	—	216

Dividends ( $1.84 per share )	—	—	—	—	—	(12,016)	—	(12,016)

Net income	—	—	—	—	10,264	—	—	10,264

Balances, December 31, 1999	6,536,896	65	94,349	—	47,312	(49,794)	—	91,932

Unrealized appreciation	—	—	—	877	—	—	—	877

Shares repurchased	(105,250)	—	—	—	—	—	(1,022)	(1,022)

Dividends ( $1.75 per share )	—	—	—	—	—	(11,367)	—	(11,367)

Net income	—	—	—	—	9,365	—	—	9,365

Balances, December 31, 2000	6,431,646	$65	$94,349	$877	$56,677	$(61,161)	$(1,022)	$89,785

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2000	1999	1998

		(Unaudited)
Cash flows from operating activities:

Net income	$9,365	$10,264	$11,371

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,250	2,213	976

Gain on sale of assets	(1,421)	—	—

Accretion of discount and commitment fees	(533)	(776)	(838)

Amortization of borrowing costs	106	130	267

Provision for loan losses	600	—	40

Commitment fees collected, net	547	41	590

Construction monitoring fees collected, net	63	50	78

Changes in operating assets and liabilities:

Accrued interest receivable	210	183	(132)

Other assets	(57)	(69)	(257)

Interest payable	(51)	(128)	312

Borrower advances	456	40	(643)

Due to affiliates	(215)	(209)	888

Other liabilities	(4)	357	1,567

Net cash provided by operating activities	11,316	12,096	14,219

Cash flows from investing activities:

Loans funded	(22,508)	(17,478)	(42,968)

Principal collected	16,108	22,192	32,126

Proceeds from sale of property	3,063	—	—

Investment in retained interest in transferred assets	(2,311)	—	—

Purchase of real estate and furniture, fixtures, and equipment	—	(4,196)	(62,750)

Purchase of assets acquired in liquidation	86	—	—

Release of investment in restricted investments, net	2,907	3,674	(7,523)

Net cash provided by (used in) investing activities	(2,655)	4,192	(81,115)

Cash flows from financing activities:

Proceeds from issuance of common shares	—	31	2,132

Purchase of treasury stock	(1,022)	—	—

Proceeds from (payments on) revolving credit facility, net	(34,605)	6,070	28,235

Proceeds from structured finance and securitization transactions	49,550	—	66,100

Proceeds from issuance of notes payable	—	8,575	—

Payment of principal on notes payable	(9,917)	(19,141)	(17,669)

Payment of issuance costs	(383)	(60)	(624)

Payment of dividends	(12,025)	(11,760)	(11,089)

Net cash provided by (used in) financing activities	(8,402)	(16,285)	67,085

Net increase in cash and cash equivalents	259	3	189

Cash and cash equivalents, beginning of year	228	225	36

Cash and cash equivalents, end of year	$487	$228	$225

Supplemental disclosures:

Reclassification from loan receivable to asset acquired in liquidation	$1,181	$—	$—

Dividends reinvested	$—	$216	$284

Dividends declared, not paid	$2,349	$3,007	$2,967

Interest paid	$6,654	$7,151	$3,977

Assets purchased with assumed debt	$—	$6,926	$—

Loans transferred to joint venture	$6,125	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies:

      Business:
      PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) was organized in 1993 as a Texas real estate investment trust. Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). Our principal investment objective is to obtain current income from interest earned on the loan portfolio, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the lodging industry. Our investment advisor is PMC Advisers, Ltd. (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, Inc. (“PMC Capital”), a regulated investment company traded on the American Stock Exchange (symbol “PMC”) and related to us through common management.

      Principles of Consolidation:
      PMC Commercial directly or indirectly owns 100% of PMC Commercial Receivable Limited Partnership, a Delaware limited partnership (the “1996 Partnership”), PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), and four separate Delaware limited partnerships and related corporate general partners formed to own four hospitality properties (the “Special Purpose Entities”). All intercompany transactions have been eliminated in consolidation.

      Loans Receivable, net:
      Loans receivable are carried at their outstanding principal balance less deferred fees net of related costs, and loan loss reserves. A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers when significant doubt exists as to the ultimate realization of the loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Our evaluation of the adequacy of the allowance is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent payment appears impaired, the estimated value of collateral. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of additional loan loss reserves.

      Deferred fee revenue is included as a reduction to the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan as an adjustment of the yield.

      Real Estate Investments:
      Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets and estimated residual values. The buildings and improvements are being depreciated utilizing a 35-year useful life and the furniture, fixtures and equipment are being depreciated over a seven-year useful life. Upon retirement or sale, the cost and related accumulated depreciation are removed from the amounts and any resulting gains or losses are included in the consolidated statements of income. Maintenance and repairs are the responsibility of the lessee and are charged to the lessee’s operations as incurred; major replacements, renewals and improvements are capitalized.

      We periodically review the carrying value of each hotel property to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset. We do not believe that there are any current facts or circumstances indicating impairment of any of our real estate investments.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Retained Interest in Transferred Assets:
      The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the “interest-only strip receivable”) in exchange for a portion of the loan. Our retained interest in the transferred assets (the “Retained Interests”) are comprised of three separate assets; (1) the “Reserve Fund,” and the interest earned thereon, which is the cash required to be kept in a liquid cash account pursuant to the securitization documents; (2) the subordinated portion of the sold loans (commonly referred to as the “B” Piece or the “over-collateralized"/ “OC” portions of the loans) and, (3) the excess cash flows generated, if any, after payment of (a) all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” Piece, (c) the repayment of the corpus of the Reserve Fund, and (d) ongoing costs of the transaction. This excess cash is the interest-only strip receivable or the “IO Receivable.” The difference between (i) the carrying value of the assets sold and (ii) the sum of (a) cash received, and (b) the present value of the discounted future cash flows from the Retained Interests, constitutes the gain on sale.

The discount rates that we utilize are determined for each of the components of the Retained Interests are estimates of market rates based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

On a quarterly basis, we measure the fair value of and record income relating to the Retained Interests based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the Retained Interests is either recorded as an unrealized gain or loss and included as a component of beneficiaries equity or recorded as a realized loss and reflected in the consolidated statement of income.

The estimated future cash flows are based in part upon our estimate of prepayment speeds and default rates. There can be no assurance of the accuracy of these estimates.

      Assets Acquired in Liquidation:
      Assets acquired in liquidation are carried at the estimated fair value of the collateral obtained upon foreclosure of a loan. Upon foreclosure of the collateral underlying a loan, the loan and any reserves are removed from our books.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Lease Income:
      The fixed lease payments are reported as income in accordance with the terms of the lease agreements. In addition, we receive 2% of the monthly room revenue of our leased properties to be used for property improvements. Such revenue is reported as income as earned.

      Income Taxes:
      We have elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To the extent we qualify for taxation as a REIT, we generally will not be subject to a federal corporate income tax on our taxable income that is distributed to our shareholders. In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and distribute at least 95% of our taxable income in the fiscal year. Distributions made during the year ended December 31, 2000 include a 22% return of capital and a 6% capital gain distribution for Federal income tax purposes.

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

      Reclassifications:
      Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

NOTE 2. Loans Receivable:

      We primarily originate loans: (i) to small business enterprises that exceed the net worth, asset, income, number of employee or other limitations applicable to the Small Business Administration (“SBA”) programs utilized by PMC Capital or (ii) in excess of $1.1 million to small business enterprises without regard to SBA eligibility requirements. Such loans are primarily collateralized by first liens on real estate.

      When originating a loan, we charge a commitment fee. During the years ended December 31, 2000 and 1999, we collected commitment fees of $547,000 and $41,000, respectively. These fees are deferred and are recognized as an adjustment of yield over the life of the related loan. We had approximately $693,000 and $1.5 million in net unamortized deferred commitment fees at December 31, 2000 and 1999, respectively. Approximately $700,000 of previously deferred commitment fees reduced the basis of the loans sold as part of the securitization and sale of loans completed in December 2000.

      The principal amount of loans we originated generally have not exceeded 70% of the lesser of appraised value or cost of the real estate collateral unless credit enhancements such as additional collateral or third party guarantees were obtained. Our loans typically provide interest payments at fixed rates, although we may also originate and purchase variable rate loans. Loans generally have maturities ranging from five to 20 years. Most loans provide for scheduled amortization and some have a balloon payment requirement. In most cases, borrowers are entitled to prepay all or part of the principal amount subject to a prepayment penalty based on the terms of the loan.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Loans receivable consist of the following:

	December 31,

	2000	1999

Loans receivable	$66,438	$116,895

Less:

Deferred commitment fees	(693)	(1,530)

Allowance for loan losses	(100)	(100)

	$65,645	$115,265

      At December 31, 2000, approximately 23% and 10% of our retained loan portfolio consisted of loans to borrowers in Texas and Maryland, respectively. No other state had a concentration of 10% or greater at December 31, 2000 and 1999. Our retained loan portfolio was approximately 95% and 97% concentrated in the lodging industry at December 31, 2000 and 1999. There can be no assurance that we will continue to experience the positive results historically achieved from these lending activities or that market conditions will enable us to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our business. Additionally, a decline in economic conditions in Texas or Maryland may adversely affect us.

NOTE 3. Real Estate Investments:

      Our real estate investments consist of 29 hospitality properties (the “Hotel Properties”) we purchased from Amerihost Properties, Inc. (“Amerihost”) under a sales/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Amerihost Inns, a wholly owned subsidiary of Amerihost, for an initial 10-year period, with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of two percent per year beginning after the third year. We purchased 26 of the Hotel Properties during June 1998 for $62.2 million and we acquired the remaining four Hotel Properties during March 1999 for $10.8 million. During June 2000 we sold one of our Hotel Properties for cash proceeds of $3.1 million resulting in a gain of $304,000. At December 31, 2000, the aggregate base rent payment for the Hotel Properties was $7.1 million per year subject to the CPI increases as described above, plus 2% of the gross room revenues as defined in the master lease agreement. Amerihost guarantees the lease payment obligation of Amerihost Inns in the master lease agreement. Amerihost is a public entity that files periodic reports with the Securities and Exchange Commission. Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      Real estate investments consist of our investment in the Hotel Properties, as follows:

	December 31,

	2000	1999

	(In thousands)

Land	$7,681	$7,944

Buildings and improvements	57,941	60,426

Furniture, fixtures and equipment	5,319	5,502

	70,941	73,872
Accumulated depreciation	(5,267)	(3,189)

Real estate investments, net	$65,674	$70,683

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Retained Interest in Transferred Assets:

      Upon securitization and sale of our loan pools, we value the Retained Interests in accordance with Statement of Financial Accounting Standards 125 (“SFAS 125”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” since our securitizations meet the definition of a transfer under SFAS 125. Our Retained Interests are comprised of three separate assets; (1) the “Reserve Fund,” and the interest earned thereon, which is the required cash to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” Piece or the “over-collateralized"/ “OC” portions of the loans), and (3) the excess cash flow that is to be received by us in the future after payment of (a) all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” Piece, (c) the repayment of the corpus of the Reserve Fund, and (d) costs. This excess cash is the interest-only strip receivable or the “IO Receivable.”

Due to the limited number of companies that securitize our type of loans, the relatively small size of our Retained Interests, and the limited number of buyers for securitization traunches other than “Aaa,” no quoted market value of our Retained Interests exists. Therefore, the fair value is based on management’s estimate of the fair market value. This value may or may not vary significantly from what a willing buyer would pay for these assets.

Utilizing the present value of expected future cash flows technique requires that estimates be used in determining (1) the amount of expected future cash flows, (2) the timing of those cash flows, and (3) the discount rate. The value of our Retained Interests is determined based on management’s assumptions concerning, among other things, anticipated defaults and loan losses and anticipated prepayment speeds. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon the inherent risk associated with each asset. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree.

Our retained interests are comprised of the following as of December 31, 2000:

Total

(in thousands)
OC Piece	$6,234

Reserve Fund	2,737

IO Receivable	2,232

Total	$11,203

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On December 18, 2000, we completed a co-securitization transaction with PMC Capital. We completed the securitized sale of a pool of fixed-rate loans through a private placement (the “2000 Joint Venture”). Both PMC Commercial and PMC Capital contributed loans to the 2000 Joint Venture. The 2000 Joint Venture issued approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 Notes”) of which approximately $49.5 million (the “2000 PMCT Notes”) was allocated to PMC Commercial based on its ownership percentage in the 2000 Joint Venture. The ownership percentage is determined by dividing the principal balance outstanding on our loans sold by the principal balance outstanding on both our loans and the loans sold by PMC Capital. At inception of the 2000 Joint Venture, PMC Commercial owned a 66.5% limited partnership interest in the 2000 Joint Venture with the remainder being owned by PMC Capital. Our ownership of the 2000 Joint Venture will be reduced based on the principal payments received on the underlying loans contributed by PMC Commercial to the 2000 Joint Venture. In accordance with SFAS No. 125, the 2000 Joint Venture is a Qualifying Special Purpose Entity (“QSPE”) and as such, consolidation is precluded in the accompanying financial statements. The 2000 PMCT Notes were issued at par and have a stated maturity of July 2024. The 2000 PMCT Notes were issued with an annual interest rate of 7.28% and were originally collateralized by approximately $55.6 million of loans sold by PMC Commercial to the 2000 Joint Venture. The 2000 Notes were rated “Aaa” by Moody’s Investors Service. This transaction has been accounted for as a sale in accordance with SFAS 125 and accordingly, we recorded a gain of approximately $1,117,000 in connection with this transaction.

      The net proceeds from the issuance of the 2000 PMCT Notes (approximately $49.5 million prior to payment of issuance costs of approximately $0.4 million and the funding of approximately $1.6 million for a reserve fund held by the trustee as collateral) were distributed to PMC Commercial. Our share of the profits from the 2000 Joint Venture and the 2000 LLC will be based upon the cash flow received from the underlying loans contributed by PMC Commercial to the 2000 Joint Venture. PMC Advisers is the servicer for all loans held by the 2000 Joint Venture.

      The terms of the 2000 PMCT Notes provide that the partners of the 2000 Joint Venture are not liable for any payments on the 2000 PMCT Notes. Accordingly, if the 2000 Joint Venture fails to pay the 2000 PMC Notes, the sole recourse of the holders of the 2000 PMCT Notes is against the assets of the 2000 Joint Venture. Accordingly, we have no obligation to pay the 2000 PMCT Notes, nor do the holders of the 2000 PMC Notes have any recourse against our assets. PMC Commercial and PMC Capital have entered into an indemnification agreement regarding the performance of their respective loans sold to the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans sold by PMC Commercial will cause any permanent cash flow reductions to PMC Capital nor will the loans sold by PMC Capital cause any permanent cash flow reductions to PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In determining the gain on sale of loans and fair value of the Retained Interests related to our securitization and sale transaction, we utilized certain assumptions which include:

Prepayment rate (a)	8% CPR

Loss rate (b)	Range from 0.4% to 0.7% per annum

Discount rate (c)	Range from 9.3% to 14%

(a) The prepayment rate is based on current performance of the respective loan pool, adjusted for anticipated principal payments considering the current loan pool and similar loans.

(b) Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.4% to 0.7% loss rate covers this inherent risk.

(c) The discount rates are as of December 31, 2000 and are based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets. The discount rate (1) is 9.3% for our “B” Piece, (2) is 11% for our Reserve Fund and (3) is 14% for our IO Receivable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the 2000 Joint Venture’s financial position at December 31, 2000 and the results of operations for the years period from December 14, 2000 (inception) through December 31, 2000:

Summary of Financial Position:

2000

Amount (1)

Loans Receivable	$83,600,000

Total Assets	$87,416,000

Notes Payable	$74,505,000

Total Liabilities	$74,686,000

Partners’ Capital	$12,730,000

(1)	Balances represent PMC Commercial’s and PMC Capital’s limited partnership interests in PMC Joint Venture L.P. 2000.

December 14, 2000
(Inception) through
December 31, 2000

Interest Income	$295,000

Total Revenues	$298,000

Interest Expense	$181,000

Total Expenses	$181,000

Net Income	$117,000

PMC Commercial’s limited partnership share of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2000 are $55.5 million, $49.7 million and $8.4 million, respectively. PMC Commercial’s limited partnership share of the net income of the 2000 Joint Venture for the period from December 14, 2000 (inception) through December 31, 2000 was approximately $71,000.

In accordance with FASB No. 140, management has performed a sensitivity analysis of our retained interests in transferred assets to highlight the volatility that results when prepayments, losses and discount rates are different than management’s original assumptions. The following summarizes the results of the sensitivity analysis as of December 31, 2000.

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum	$10,288,000	$915,000

Losses increase by 100 basis points per annum	$9,407,000	$1,796,000

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayments increase by 5% per annum	$10,958,000	$245,000

Prepayments increase by 10% per annum	$10,788,000	$415,000

Discount rates increase by 1%	$10,703,000	$500,000

Discount rates increase by 2%	$10,303,000	$900,000

NOTE 5. Restricted Investments:

      Restricted investments consist of the following:

	December 31,

	2000	1999

	(In thousands)
Accounts maintained pursuant to the 1998 Partnership structured financing:

Collection	$1,733	$4,446

Reserve	2,654	3,228

Escrow and capital expenditures accounts	2,221	1,841

Other	101	101

	$6,709	$9,616

      Restricted investments maintained pursuant to the structured financing include collection accounts which represents cash collected by the 1998 Partnership that has not been remitted to the noteholders and reserve account balances that are required to be held as collateral on behalf of the noteholders. The collection and reserve accounts consist of cash and liquid money market funds.

      The escrow and capital expenditures accounts represent restricted investments maintained pursuant to the sale/leaseback agreement with Amerihost. The escrow account includes a deposit of two months’ base rent. The capital expenditures account consists of deposits made by Amerihost for future capital expenditures required to maintain the real estate investments. In accordance with the terms of our lease agreements, in addition to the guaranteed lease payments, we receive 2% of the monthly room revenues from our Hotel Properties. Such amounts are recorded as revenue as earned. Our lease agreement requires us to deposit the 2% received into a capital expenditures account. Funds are released from this account when capital expenditures are incurred.

NOTE 6. Notes Payable

Revolving Credit Facility
      We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended in November 1999, provides us with credit availability up to $45 million. We have a maximum amount (the “Borrowing Base”) that we can borrow that is based on our loans that are

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. At December 31, 2000, we had no borrowings outstanding and availability of $45 million. At December 31, 1999, we had a $45 million credit facility with $34.6 million outstanding. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At December 31, 2000 we were in compliance with all covenants of this facility. The facility matures on November 29, 2002.

1998 Notes Payable
      In June 1998, the 1998 Partnership completed a private placement (the “1998 Private Placement”) of $66,100,000 of its Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 Notes Payable”). In connection with this transaction, the 1998 Notes were given a rating of “Aaa” by Moody’s Investors Service, Inc. The 1998 Notes Payable, issued at par, have a stated maturity of May 1, 2019, bear interest at the rate of 6.37% per annum, and were collateralized by an initial amount of approximately $71.9 million of loans that we contributed to the 1998 Partnership. PMC Advisers services the loans contributed to the 1998 Partnership. We have no obligation to pay the 1998 Notes nor do the holders of the 1998 Notes have any recourse against our assets. Accordingly, if the 1998 Partnership fails to pay the 1998 Notes, the sole recourse of the holders of the 1998 Notes is against the assets of the 1998 Partnership. At December 31, 2000, the 1998 Partnership’s assets (which are consolidated in our financial statements) consist solely of the loans acquired from us ($42.8 million), and funds held in collateral accounts related to collections on the loans ($1.7 million) and a required cash reserve account ($2.7 million). The 1998 Partnership conducts no business activity other than to make periodic principal and interest payments on the outstanding 1998 Notes Payable. The aggregate principal amount of the 1998 Notes Payable outstanding at December 31, 2000 was $38.3 million. All principal collected on the underlying loans during the monthly period (as defined in the related trust indenture) are used to make the required principal payment on the first business day of the following month.

Mortgage Notes Payable
      During 1999, PMC Commercial entered into mortgage notes payable collateralized by six separate Hotel Properties. The mortgage notes payable mature in 2004 (except for one note in the amount of $ 1.5 million which matures in 2008), have amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. At December 31, 2000, the balance outstanding on our mortgage notes payable was $8.3 million.

      We assumed mortgage notes payable related to the four Hotel Properties acquired in March 1999 that aggregated $6.9 million at the time of assumption, with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over a 20-year period, have remaining maturities of between 14 and 19 years and have restrictive provisions which provide substantial penalties if paid prior to maturity. These mortgage notes payable are obligations of special purpose entities formed in connection with the purchase of these Hotel Properties. At December 31, 2000, the balance outstanding on these mortgage notes payable was $6.7 million, of which $2.9 million was not guaranteed by PMC Commercial.

Principal payments required on our mortgage notes payable are as follows:

Year Ending
December 31,	Amount

2001	$387,000

2002	418,000

2003	452,000

2004	6,589,000

2005	298,000

Thereafter	6,829,000

$14,973,000

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Borrower Advances:

      At December 31, 2000 and 1999, we had approximately $1,284,000 and $828,000, respectively in funds held on behalf of borrowers, which is included as a liability in the accompanying consolidated balance sheets. As part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive funds from the borrowers and release funds upon presentation of appropriate supporting documentation.

NOTE 8. Shareholder Distributions:

      In December 2000, we declared a cash distribution for the fourth quarter of 2000 in the amount of $0.365 per share, payable on January 8, 2001, to common shareholders of record on December 29, 2000.

NOTE 9. Related Party Transactions:

      Our loans are originated and serviced by PMC Advisers, Ltd. and it subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

      Pursuant to the IMA, up through June 30, 2000, we were charged an annual fee between 0.40% and 1.67%, based upon the average principal outstanding of our loans. The maximum fee was reduced from 1.67% to 1.55% commencing July 1, 2000. PMC Advisers also earns fees for its assistance in the issuance of our debt and equity securities. The Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the Hotel Properties to be paid to PMC Advisers for providing services relating to the leases on the Hotel Properties. In addition, the Lease Supervision Agreement provides for a fee in connection with the acquisition of properties of 0.75% of the acquisition cost. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

      Fees associated with the IMAs consist of the following:

	Years Ended December 31,

	2000	1999	1998

	(In thousands)
Lease Supervision Fee	$500	$573	$218

Investment Management Fee	1,699	1,746	2,422

Total fees incurred	2,199	2,319	2,640

Less:

Fees capitalized as cost of originating loans	(145)	(65)	(198)

Fees capitalized as cost of property acquisitions and structured financing	(100)	(81)	(633)

Advisory and servicing fees to affiliate, net	$1,954	$2,173	$1,809

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. Earnings Per Share:

      The weighted average number of common shares of beneficial interest outstanding were 6,519,590, 6,529,780, and 6,497,924 for the periods ended December 31, 2000, 1999 and 1998, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 256; 9,128; and, 5,512; for the effect of stock options during the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 11. Dividend Reinvestment and Cash Purchase Plan:

      We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January, 2000. Additionally, since January 2000 we have been using the open market to purchase shares with proceeds from the dividend reinvestment portion of the Plan. Accordingly, there were no plan shares issued during the year ending December 31, 2000. During the years ended 1999 and 1998, 14,729; and 111,111 shares, respectively, were issued pursuant to the Plan.

NOTE 12. Share Repurchase Program:

      Our Board has authorized a share repurchase program for up to 500,000 of our outstanding common shares of beneficial interest (“Common Shares”). The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2000, we had acquired 105,250 shares under the share repurchase program for an aggregate purchase price of $1,022,000, including commissions. Through February 28, 2001, we have purchased an additional 26,200 shares for an aggregate purchase price of $246,000, including commissions.

NOTE 13. Stock Based Compensation Plans :

      We apply Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for our stock-based compensation plans. In 1995, Statement of Financial Accounting Standards Board No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) was issued which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of our stock-based compensation plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we did not adopt these provisions of SFAS No. 123. However, pro forma disclosures, as if we had adopted the cost recognition provisions of SFAS No. 123, are required by SFAS No. 123 and are presented below.

      We have two stock-based compensation plans, the 1993 Employee Share Option Plan (the “Employee Plan”) and the Trust Manager Share Option Plan (the “Trust Manager Plan”), referred to collectively as the “Stock Option Plans.” The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. We have discretion in determining the vesting terms applicable to stock options granted under the Plans. Pursuant to the Stock Option Plans, we are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of approximately 386,000 shares at December 31, 2000) as incentive stock options (intended to qualify under Section 422 of the Internal Revenue code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options.

      Only the trust managers who are not employees of PMC Capital or the Investment Manager (the “Non-employee Trust Managers”) are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or (ii) within five years after date of grant. We issued 5,000 options under the Trust Managers Plan during each of the three years in the period ended December 31, 2000.

      A summary of the status of our stock options as of December 31, 2000, 1999 and 1998 and the changes during the years ended on those dates is presented below:

	2000		1999		1998

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding January 1	188,261	$16.41	143,381	$18.02	109,921	$17.81

Granted	54,850	$9.38	50,500	$11.54	54,850	$18.00

Exercised	—	$—	(2,130)	$14.46	(16,940)	$16.20

Forfeited	(5,450)	$18.55	(550)	$17.81	(4,450)	$19.32

Expired	(4,100)	$15.87	(2,940)	$11.79	—	$—

Outstanding December 31	233,561	$14.81	188,261	$16.41	143,381	$18.02

Exercisable at December 31	228,561	$14.82	159,980	$16.62	78,531	$17.83

Weighted-average fair value	$0.10		$0.12		$0.62

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998:

	Years Ended December 31,

	2000	1999	1998

Assumption:

Expected Term (years):	3.0	3.0	3.0

Risk-Free Interest Rate:	5.87%	5.91%	4.52%

Expected Dividend Yield:	19.64%	16.05%	9.00%

Expected Volatility	17.14%	13.41%	13.27%

      The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/00	Contract Life	Exercise Price	at 12/31/00	Exercise Price

$9.25 to $11.74	49,850	4.8	$9.25	49,850	$9.25

$11.75 to $15.00	55,500	4.2	$11.83	50,500	$11.54

$15.75 to $19.88	128,211	1.9	$18.27	128,211	$18.27

$9.25 to $19.88	233,561	3.1	$14.81	228,561	$14.82

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma effects on net income and earnings per share for 2000, 1999 and 1998 from compensation expense computed pursuant to SFAS No. 123, for awards granted to directors and officers, is as follows (in thousands, except per share data):

	December 31, 2000		December 31, 1998		December 31, 1997

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

SFAS No. 123 Charge	$—	$10	$—	$31	$—	$56

APB No. 25 Charge	$—	$—	$—	$—	$—	$—

Net Income	$9,365	$9,355	$10,264	$10,233	$11,371	$11,315

Basic Earnings Per Share	$1.44	$1.43	$1.57	$1.57	$1.75	$1.74

Diluted Earnings Per Share	$1.44	$1.43	$1.57	$1.56	$1.75	$1.74

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 14. Fair Values of Financial Instruments:

      The estimates of fair value as required by SFAS No. 107 differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts we could realize in a current market exchange or the amount that ultimately will be realized by us upon maturity or disposition.

      The estimated fair values of our financial instruments are as follows:

	Years Ended December 31,

	2000		1999

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:

Loans receivable, net	$65,645	$67,161	$115,265	$117,188

Retained interest in transferred assets	11,203	11,203	—	—

Cash and cash equivalents	487	487	228	228

Restricted investments	6,709	6,195	9,616	8,991

Liabilities:

Notes payable	53,235	52,825	63,152	61,500

Revolving credit facility	—	—	34,605	34,605

Loans receivable, net: The estimated fair value for all fixed rate loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.

Retained interest in loans sold: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 4.

Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Investments: The fair value of the reserve fund associated with the 1998 structured financing is estimated by utilizing discounted cash flow techniques based on management’s estimates of market rates considering interest rate levels at the time of completion of the transaction and risks inherent in the transaction. The carrying amount of the remaining restricted investments is a reasonable estimate of fair value due to the short maturity of these instruments.

Notes payable: The estimated fair value is based on present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

Revolving Credit Facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is a variable rate of interest.

NOTE 15. Quarterly Financial Data: (unaudited)

      The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	2000

	(In thousands, except earnings per share)
				Earnings Per
	Revenues	Net Income		Share

First Quarter	$5,211	$2,207		$0.34

Second Quarter	4,836	1,784		0.27

Third Quarter	4,904	2,157		0.33

Fourth Quarter	4,824	3,217	(1)	0.50 (1)

	$19,775	$9,365		$1.44

      (1) Included in these amounts are $1,117,000 ($0.17 per share) relating to our securitization transaction completed in December 2000.

	1999

	(In thousands, except earnings per share)
			Earnings Per
	Revenues	Net Income	Share

First Quarter	$5,289	$2,591	$0.40

Second Quarter	5,646	2,563	0.39

Third Quarter	5,517	2,523	0.39

Fourth Quarter	5,548	2,587	0.39

	$22,000	$10,264	$1.57

NOTE 16. Cancellation of Proposed Merger in 1998:

      During 1998, we entered into and subsequently terminated an agreement with Supertel Hospitality, Inc. (“Supertel”) pursuant to which Supertel would have merged with and into us. During the year ended December 31, 1998, we expensed all of the merger related costs of $569,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. Commitments and Contingencies:

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At December 31, 2000, we had approximately $22.2 million of total loan commitments and approvals outstanding to 19 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $7.2 million of loan commitments outstanding pertaining to eight partially funded construction loans and $2.6 million of commitments under the SBA 504 takeout program at December 31, 2000. The weighted average interest rate on loan commitments at December 31, 2000 was 10.3%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

      We receive distributions from the 1998 Partnership. Pursuant to the trust indenture, distributions of the net assets of our wholly-owned subsidiaries are limited. As of December 31, 2000, the dividends available for distribution from the 1998 Partnership were approximately $204,000, which was distributed to us in January 2001.

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. Business Segments:

      Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises primarily in the lodging industry and (ii) the Property Division which own the Hotel Properties. Prior to June 30, 1998, our business activities consisted solely of the Lending Division. Our business segment data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 is as follows:

	For the Year Ended December 31,

	2000			1999

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income —loans and other portfolio income	$12,194	$12,194	$—	$14,469	$14,469	$—

Lease income	7,581	—	7,581	7,531	—	7,531

Total	19,775	12,194	7,581	22,000	14,469	7,531

Expenses:

Interest (1)	6,782	4,231	2,551	7,023	4,435	2,588

Depreciation	2,250	—	2,250	2,213	—	2,213

Advisory and servicing fees	1,954	1,454	500	2,173	1,681	492

Provision for loan losses	600	600	—	—	—	—

Other	245	227	18	327	308	19

Total	11,831	6,512	5,319	11,736	6,424	5,312

Income before gain on sale of assets	7,944	5,682	2,262	10,264	8,045	2,219

Gain on sale of assets	1,421	1,117	304	—	—	—

Net income	$9,365	$6,799	$2,566	$10,264	$8,045	$2,219

Average assets outstanding	$184,173	$114,555	$69,617	$201,966	$128,768	$73,198

	As of December 31,

	2000			1999

Total assets	$151,399	$83,257	$68,142	$197,237	$124,567	$72,670

(1)	The Company allocates interest expense based on the relative total assets of each division

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 1998

		(In thousands)
		Lending	Property	Unallocated
	Total	Division	Division	Costs (1)

Revenues:

Interest income —loans and other portfolio income	$15,994	$15,994	$—	$—

Lease income	3,314	—	3,314	—

Total	19,308	15,994	3,314	—

Expenses:

Interest	4,289	3,222	1,067	—

Advisory and servicing fees	1,809	1,591	218	—

Depreciation	976	—	976	—

Other	863	294	—	569

Total	7,937	5,107	2,261	569

Net Income	$11,371	$10,887	$1,053	$(569)

Average assets outstanding	$201,966	$128,768	$73,198	$—

(1)	The unallocated costs consist of a one-time charge relating to merger costs.

NOTE 19. Recently Issued Accounting Pronouncements:

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001 while the disclosure requirements are required for financial statements with fiscal years ending after December 15, 2000. We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

      In July 2000, EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets” (“EITF 99-20”) was issued. EITF 99-20 provides guidance on interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale and for purchased beneficial interests. EITF 99-20 is effective for all fiscal quarters beginning after December 15, 2000. The impact of adoption of EITF 99-20 will not significantly impact our consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. Subsequent Events:

      On January 24, 2001 we amended our existing lease agreement with Amerihost relating to the Hotel Properties. Amerihost now has the option to either purchase or facilitate the purchase of eight of the Hotel Properties prior to June 30, 2004. The sale prices are set forth in the amended lease agreement. The stipulated price for each of the Hotel Properties exceeds our cost basis in the Hotel Properties. To the extent the purchases are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties. In addition, the amendment modified the lease term extensions relating to the properties remaining in our portfolio. In connection with the amended agreement, during January and February 2001, we sold two properties for a net gain of approximately $500,000.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Trust Managers
PMC Commercial Trust:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2001, appearing on page F-2 of the 2000 Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2001

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2000
(In thousands )

							Gross Amounts At
							Which Carried at
	Cost at Prior Year End			Additions (Deletions) During Current Year			Close of Period

		Building	Furniture		Building	Furniture		Building	Furniture
		and	and		and	and		and	and
Description of Property	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Total

AMERIHOST HOTELS:

Anderson, CA	$366	$1,876	$183	$—	$—	$—	$366	$1,876	$183	$2,425

Ashland, OH	215	2,631	186	—	—	—	215	2,631	186	3,032

Coopersville ,MI	242	2,003	180	—	—	—	242	2,003	180	2,425

Eagles Landing, GA	325	1,819	180	—	—	—	325	1,819	180	2,324

Grand Rapids-N, MI	221	2,328	180	—	—	—	221	2,328	180	2,729

Grand Rapids-S, MI	368	2,177	183	—	—	—	368	2,177	183	2,728

Grove City, PA	263	2,485	183	(263)	(2,485)	(183)	—	—	—	—

Hudsonville, MI	326	2,219	183	—	—	—	326	2,219	183	2,728

Jackson, TN	403	1,940	183	—	—	—	403	1,940	183	2,526

Kimberly, WI	241	1,995	189	—	—	—	241	1,995	189	2,425

LaGrange, GA	263	1,682	177	—	—	—	263	1,682	177	2,122

Mansfield, OH	293	1,655	180	—	—	—	293	1,655	180	2,128

McKinney, TX	273	2,070	183	—	—	—	273	2,070	183	2,526

Monroe, MI	273	2,064	189	—	—	—	273	2,064	189	2,526

Mosinee, WI	140	1,419	159	—	—	—	140	1,419	159	1,718

Mt. Pleasant, IA	179	1,855	189	—	—	—	179	1,855	189	2,223

Port Huron, MI	263	2,080	183	—	—	—	263	2,080	183	2,526

Rochelle, IL	221	2,021	183	—	—	—	221	2,021	183	2,425

Shippensburg, PA	252	1,892	180	—	—	—	252	1,892	180	2,324

Smyrna, GA	290	1,753	180	—	—	—	290	1,753	180	2,223

Storm Lake, IA	220	1,719	183	—	—	—	220	1,719	183	2,122

Tupelo, MS	236	1,905	183	—	—	—	236	1,905	183	2,324

Warrenton, MO	291	2,147	189	—	—	—	291	2,147	189	2,627

Wooster —E, OH	171	1,676	174	—	—	—	171	1,676	174	2,021

Wooster —N, OH	263	1,582	180	—	—	—	263	1,582	180	2,025

Yreka, CA	302	2,243	183	—	—	—	302	2,243	183	2,728

Macomb, IL	194	2,281	180	—	—	—	194	2,281	180	2,655

Sycamore, IL	250	2,224	180	—	—	—	250	2,224	180	2,654

Marysville, OH	300	2,718	237	—	—	—	300	2,718	237	3,255

Plainfield, IN	300	1,967	180	—	—	—	300	1,967	180	2,447

	$7,944	$60,426	$5,502	$(263)	$(2,485)	$(183)	$7,681	$57,941	$5,319	$70,941

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2000
(In Thousands )

	Accumulated	Net Book
	Depreciation -	Value - Land;			Life upon
	Building and	Building and			Which
	Improvements;	Improvements;			Depreciation
	Furniture and	Furniture and	Date of	Date of	in Statement
Description of Property	Fixtures	Fixtures	Construction	Acquisition	Is Computed

Anderson, CA	$183	$2,242	1/19/97	6/30/98	7 - 35 years

Ashland, OH	226	2,806	8/9/96	6/30/98	7 - 35 years

Coopersville ,MI	190	2,235	1/9/96	6/30/98	7 - 35 years

Eagles Landing, GA	180	2,144	8/8/95	6/30/98	7 - 35 years

Grand Rapids-N, MI	207	2,522	7/5/95	6/30/98	7 - 35 years

Grand Rapids-S, MI	199	2,529	6/11/97	6/30/98	7 - 35 years

Grove City, PA	—	0	4/24/97	6/30/98	7 - 35 years

Hudsonville, MI	202	2,526	11/24/97	6/30/98	7 - 35 years

Jackson, TN	187	2,339	4/1/98	6/30/98	7 - 35 years

Kimberly, WI	191	2,234	6/30/97	6/30/98	7 - 35 years

LaGrange, GA	171	1,951	3/1/95	6/30/98	7 - 35 years

Mansfield, OH	171	1,957	11/19/94	6/30/98	7 - 35 years

McKinney, TX	194	2,332	1/6/97	6/30/98	7 - 35 years

Monroe, MI	195	2,331	9/19/97	6/30/98	7 - 35 years

Mosinee, WI	151	1,567	4/30/93	6/30/98	7 - 35 years

Mt. Pleasant, IA	184	2,039	7/2/97	6/30/98	7 - 35 years

Port Huron, MI	194	2,332	7/1/97	6/30/98	7 - 35 years

Rochelle, IL	192	2,233	3/7/97	6/30/98	7 - 35 years

Shippensburg, PA	183	2,141	8/9/96	6/30/98	7 - 35 years

Smyrna, GA	176	2,047	1/8/96	6/30/98	7 - 35 years

Storm Lake, IA	176	1,946	3/13/97	6/30/98	7 - 35 years

Tupelo, MS	186	2,138	7/25/97	6/30/98	7 - 35 years

Warrenton, MO	200	2,427	11/7/97	6/30/98	7 - 35 years

Wooster —E, OH	169	1,852	1/18/94	6/30/98	7 - 35 years

Wooster —N, OH	167	1,858	10/21/95	6/30/98	7 - 35 years

Yreka, CA	202	2,526	8/4/97	6/30/98	7 - 35 years

Macomb, IL	144	2,511	5/1/95	3/23/99	7 - 35 years

Sycamore, IL	141	2,513	5/31/96	3/23/99	7 - 35 years

Marysville, OH	177	3,078	6/1/90	3/5/99	7 - 35 years

Plainfield, IN	129	2,318	9/1/92	3/5/99	7 - 35 years

	$5,267	$65,674

PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2000
 ( In Thousands )

Gross amount carried:			Accumulated Depreciation:

		Totals

			Balance at January 1, 2000	$3,189
Balance at January 1, 2000		$73,872	Additions during period:
			Depreciation expense during the period	2,250
Additions during period:
Acquisitions through foreclosure	$—		Deductions during period:
Other Acquisitions	—		Assets sold or written-off during the period	(172)
Improvements, etc	—		Balance at December 31, 2000	$5,267

Other (describe)	—

Deductions during period:
Cost of real estate sold	$(2,931)

Other (describe)	—	$(2,931)

Balance at December 31, 2000		$70,941

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (previously filed with the Commission as Exhibit 2.2 to the Registrant’s Form 8-K dated June 5, 1998 and incorporated herein by reference).

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).

3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

4.	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.1	Investment Management Agreement between the Company and PMC Advisers, Inc.

10.2	1993 Employee Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.3	1993 Trust Manager Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

E-1

Exhibit
Number	Description

10.5	Loan Origination Agreement. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.6	Revolving Credit Facility (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.7	Third Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of March 15, 1998 (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.8	Fourth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of June 30, 1998. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998).

10.9	Fifth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 30, 1998. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998).

10.10	Sixth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 29, 1999. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1999).

10.11	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000. (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

10.12	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000. (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

*21	Subsidiaries of the Registrant

*	Filed herewith.

E-2