Form 10-K405/A
period 2000-12-31
PMC COMMERCIAL TRUST /TX
filed 2001-04-06
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K/A

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

	(Dollars in thousands)

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

      For our short term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. We have a maximum amount (the “Borrowing Base”) that we can borrow that is based on our loans that are used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. At December 31, 2000, we had no borrowings outstanding and availability of $45 million under the Revolver. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures on November 27, 2002.

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

Our FFO for the years ended December 31, 2000, 1999 and 1998 was computed as follows:

	Years Ended December 31,

	2000	1999	1998

	(In thousands)
Net income	$9,365	$10,264	$11,371

Less gain on sale of assets	(1,421)	—	—

Add depreciation	2,250	2,213	976

FFO	$10,194	$12,477	$12,347

Basic weighted average shares outstanding	6,520	6,530	6,498

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

	(In thousands)
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the 2000 Joint Venture’s financial position at December 31, 2000 and the results of operations for the period from December 14, 2000 (inception) through December 31, 2000:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma effects on net income and earnings per share for 2000, 1999 and 1998 from compensation expense computed pursuant to SFAS No. 123, for awards granted to directors and officers, is as follows (in thousands, except per share data):

	December 31, 2000		December 31, 1999		December 31, 1998

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

	(In thousands, except per share data)
SFAS No. 123 Charge	$—	$10	$—	$31	$—	$56

APB No. 25 Charge	$—	$—	$—	$—	$—	$—

Net Income	$9,365	$9,355	$10,264	$10,233	$11,371	$11,315

Basic Earnings Per Share	$1.44	$1.43	$1.57	$1.57	$1.75	$1.74

Diluted Earnings Per Share	$1.44	$1.43	$1.57	$1.56	$1.75	$1.74

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

To the Board of Trust Managers
PMC Commercial Trust:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2001, appearing on page F-2 of the 2000 Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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