Form 10-Q
period 2001-03-31
PMC COMMERCIAL TRUST /TX
filed 2001-05-15
CIK 908311

FORM 10 – Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

YES  X       NO

As of May 14, 2001, Registrant had outstanding 6,432,291 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

March 31, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Income (Unaudited) -

Three Months Ended March 31, 2001 and 2000	3

Consolidated Statements of Comprehensive Income (Unaudited) -

Three Months Ended March 31, 2001 and 2000	4

Consolidated Statements of Cash Flows (Unaudited) -

Three Months Ended March 31, 2001 and 2000	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits and Reports on Form 8-K	32

PART    I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Investments:

Loans receivable, net	$72,965	$65,645

Real estate investments, net	60,957	65,674

Retained interest in transferred assets	11,111	11,203

Restricted investments	7,000	6,709

Asset acquired in liquidation	441	495

Cash equivalents	41	379

Total investments	152,515	150,105

Other assets:

Cash	97	108

Interest receivable	336	393

Deferred borrowing costs, net	397	415

Other assets, net	399	378

Total other assets	1,229	1,294

Total assets	$153,744	$151,399

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$51,739	$53,235

Revolving credit facility	5,000	—

Dividends payable	2,396	2,349

Borrower advances	674	1,284

Due to affiliates	1,095	1,908

Unearned commitment fees	428	343

Interest payable	316	315

Other liabilities	1,988	2,180

Total liabilities	63,636	61,614

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,563,320 and 6,536,896 shares issued at March 31, 2001 and December 31, 2000; 6,431,870 and 6,431,646 shares outstanding at March 31, 2001 and December 31, 2000, respectively	66	65

Additional paid-in capital	94,540	94,349

Unrealized appreciation of retained interest in transferred assets	843	877

Cumulative net income	59,484	56,677

Cumulative dividends	(63,557)	(61,161)

	91,376	90,807

Less: Treasury stock; at cost, 131,450 shares and 105,250 shares, respectively	(1,268)	(1,022)

Total beneficiaries’ equity	90,108	89,785

Total liabilities and beneficiaries’ equity	$153,744	$151,399

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,

	2001	2000

	(Unaudited)

Revenues:

Interest income – loans	$1,790	$2,930

Lease income	1,860	1,923

Interest and dividends – other investments	51	63

Income from retained interest in transferred assets	427	—

Other income	213	295

Total revenues	4,341	5,211

Expenses:

Interest	973	1,746

Advisory and servicing fees to affiliate, net	444	550

Depreciation	518	574

General and administrative	36	49

Legal and accounting fees	15	35

Provision for loan losses	50	50

Total expenses	2,036	3,004

Income before gain on sale of assets	2,305	2,207

Gain on sale of assets	502	—

Net income	$2,807	$2,207

Basic weighted average shares outstanding	6,409	6,537

Diluted weighted average shares outstanding	6,420	6,537

Basic and diluted earnings per share	$0.44	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,

	2001	2000

	(Unaudited)

Net income	$2,807	$2,207

Change in unrealized appreciation of retained interest in transferred assets:

Unrealized depreciation arising during period	(29)	—

Less realized gains included in net income	(5)	—

	(34)	—

Comprehensive income	$2,773	$2,207

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net income	$2,807	$2,207

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	518	574

Gain on sale of assets	(502)	—

Accretion of discount and commitment fees	(110)	(135)

Amortization of borrowing costs	18	79

Provision for loan losses	50	50

Loan fees collected, net	222	46

Changes in operating assets and liabilities:

Accrued interest receivable	57	161

Other assets, net	(21)	(19)

Interest payable	1	96

Borrower advances	(610)	(9)

Due to affiliates	(813)	(1,101)

Other liabilities	(181)	(723)

Net cash provided by operating activities	1,436	1,226

Cash flows from investing activities:

Loans funded	(9,761)	(301)

Principal collected	2,353	7,852

Proceeds from sale of property	4,701	—

Proceeds from retained interests in transferred assets	58	—

Proceeds received from assets acquired in liquidation, net	54	—

Release of (investment in) restricted investments, net	(291)	2,526

Net cash provided by (used in) investing activities	(2,886)	10,077

Cash flows from financing activities:

Proceeds from issuance of common shares	192	—

Purchase of treasury stock	(246)	—

Proceeds from (payments on) revolving credit facility, net	5,000	(2,605)

Payment of principal on notes payable	(1,496)	(3,838)

Payment of dividends	(2,349)	(3,007)

Net cash provided by (used in) financing activities	1,101	(9,450)

Net increase (decrease) in cash and cash equivalents	(349)	1,853

Cash and cash equivalents, beginning of year	487	228

Cash and cash equivalents, end of period	$138	$2,081

Supplemental disclosures:

Dividends declared, not paid	$2,396	$3,007

Interest paid	$912	$1,650

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of March 31, 2001 and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2001 and 2000 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present PMC Commercial’s financial position at March 31, 2001 and our results of operations and cash flows for the three months ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

      Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

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

      The results for the three months ended March 31, 2001 are not necessarily indicative of future financial results.

NOTE 2. Real Estate Investments:

      As of March 31, 2001 our real estate investments consist of 27 hospitality properties (the “Hotel Properties”) we purchased from Amerihost Properties, Inc. (“Amerihost”) under a sales/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Amerihost Inns, a wholly owned subsidiary of Amerihost, for an initial 10-year period, with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of two percent per year beginning after the third year. On January 24, 2001, we amended the sale/leaseback agreement with Amerihost relating to the Hotel Properties. Amerihost now has the option to either purchase or facilitate the purchase of eight of the Hotel Properties prior to June 30, 2004. The sale prices are set forth in the amended lease agreement. The stipulated price for each of the Hotel Properties exceeds our cost basis in the Hotel Properties. To the extent the purchases are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties. In addition, the amendment modified the lease term extensions relating to the properties remaining in our portfolio. In connection with the amended agreement, during the three months ended March 31, 2001, we sold two properties for net proceeds of $4,800,000 and a net gain of approximately $502,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      At March 31, 2001, the aggregate base rent payment for the Hotel Properties was $6,560,000 per year subject to the CPI increases as described above, plus 4% (as amended in January 2001) of the gross room revenues as defined in the master lease agreement. Amerihost guarantees the lease payment obligation of Amerihost Inns in the master lease agreement. Amerihost is a public entity that files periodic reports with the Securities and Exchange Commission. Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      Real estate investments consist of our investment in the Hotel Properties, as follows:

	March 31,	December 31,
	2001	2000

	(In thousands)

Land	$7,022	$7,681

Buildings and improvements	54,410	57,941

Furniture, fixtures and equipment	4,956	5,319

	66,388	70,941

Accumulated depreciation	(5,431)	(5,267)

Real estate investments, net	$60,957	$65,674

NOTE 3. Retained Interest in Transferred Assets:

      Upon securitization and sale of our loan pools, we value the Retained Interests (as defined below) in accordance with Statement of Financial Accounting Standards 125 and 140 (“SFAS No. 125 and 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” since our securitization meets the definition of a transfer under SFAS No. 125. Our Retained Interests are comprised of three separate assets: (1) the “Reserve Fund,” and the interest earned thereon, which consists of the cash required to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” piece or the “over-collateralized” or “OC” portions of the loans), and (3) the excess cash flow that is to be received by us in the future after payment of (a) all interest and principal amounts due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” piece, (c) the repayment of the corpus of the Reserve Fund, and (d) costs. This excess cash flow stream is the interest-only strip receivable or the “IO Receivable.”

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests are comprised of the following as of March 31, 2001 and December 31, 2000:

	March 31,	December 31,
	2001	2000

	(In thousands)

OC Piece	$6,208	$6,234

Reserve Fund	2,557	2,737

IO Receivable	2,346	2,232

Total	$11,111	$11,203

      On December 18, 2000, we completed a co-securitization transaction with our affiliate, PMC Capital, Inc. (the “2000 Joint Venture”). Both PMC Commercial and PMC Capital contributed loans to the 2000 Joint Venture. The 2000 Joint Venture issued approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 Notes”) of which approximately $49.5 million (the “2000 PMCT Notes”) was allocated to PMC Commercial based on its ownership percentage in the 2000 Joint Venture. The ownership percentage is determined by dividing the principal balance outstanding on our loans sold by the principal balance outstanding on both our loans and the loans sold by PMC Capital. At inception of the 2000 Joint Venture, PMC Commercial owned a 66% limited partnership interest in the 2000 Joint Venture with the remainder being owned by PMC Capital. Our ownership of the 2000 Joint Venture will be reduced based on the principal payments received on the underlying loans contributed by PMC Commercial to the 2000 Joint Venture. In accordance with SFAS No. 125, the 2000 Joint Venture is a Qualifying Special Purpose Entity (“QSPE”) and, as such, consolidation is precluded in the accompanying financial statements. The 2000 Notes were issued at par and have a stated maturity of July 2024. The 2000 Notes were issued with an annual interest rate of 7.28% and were originally collateralized by approximately $55.6 million of loans sold by PMC Commercial to the 2000 Joint Venture.

      Our share of the profits from the 2000 Joint Venture will be based upon the cash flow received from the underlying loans contributed by PMC Commercial to the 2000 Joint Venture. PMC Advisers is the servicer for all loans held by the 2000 Joint Venture.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      As there is no quoted market value of our Retained Interests, the fair value is based on management’s estimate of the fair market value. This value may or may not vary significantly from what a willing buyer would pay for these assets. In determining the fair value of the Retained Interests as of March 31, 2001 related to our securitization and sale transaction, we utilized certain assumptions which include:

Prepayment rate (a)	8% CPR

Loss rate (b)	Range from 0.4% to 0.7% per annum

Discount rate (c)	Range from 8.8% to 13.5%

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

(c) The discount rates are as of March 31, 2001 and are based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets. The discount rate (1) is 8.8% for our “B” Piece, (2) is 10.5% for our Reserve Fund and (3) is 13.5% for our IO Receivable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The following information summarizes the 2000 Joint Venture’s financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three months ended March 31, 2001:

Summary of Financial Position (1):

	March 31,	December 31,
	2001	2000

	(In thousands)
Loans Receivable	$81,932	$83,600

Total Assets	$87,046	$87,416

Notes Payable	$73,076	$74,505

Total Liabilities	$73,531	$74,686

Partners’ Capital	$13,515	$12,730

(1)	Balances represent PMC Commercial’s and PMC Capital’s limited partnership interests in PMC Joint Venture L.P. 2000.

Summary of Operations (1):

Three Months
Ended March 31,
2001

(In thousands)
Interest Income	$2,028

Total Revenues	$2,185

Interest Expense	$1,345

Total Expenses	$1,399

Net Income	$786

(1)	Balances represent PMC Commercial’s and PMC Capital’s limited partnership interests in PMC Joint Venture L.P. 2000.

PMC Commercial’s limited partnership share of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of March 31, 2001 is $57.5 million, $48.4 million and $9.1 million, respectively. PMC Commercial’s limited partnership share of the net income of the 2000 Joint Venture for the three months ended March 31, 2001 was approximately $583,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with FASB No. 140, management has performed a sensitivity analysis of our retained interests in transferred assets to highlight the volatility that results when prepayments, losses and discount rates are different than management’s original assumptions. The following summarizes the results of the sensitivity analysis on our Retained Interest as of March 31, 2001.

Changed Assumption	Pro-Forma Value	Asset reduction

Losses increase by 50 basis points per annum	$10,212,000	$899,000

Losses increase by 100 basis points per annum	$9,346,000	$1,765,000

Prepayments increase by 5% per annum	$10,837,000	$274,000

Prepayments increase by 10% per annum	$10,647,000	$464,000

Discount rates increase by 1%	$10,654,000	$457,000

Discount rates increase by 2%	$10,229,000	$882,000

NOTE 4. Changes in Notes Payable:

Revolving Credit Facility
      We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended in November 1999, provides us with credit availability up to $45 million. We have a maximum amount (the “Borrowing Base”) that we can borrow that is based on our loans that are used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. At March 31, 2001, we had $5,000,000 outstanding and availability of $40 million. At December 31, 2000, we had no borrowings outstanding. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. As of March 31, 2001, the interest rate on the revolving credit facility was 6.68%. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At March 31, 2001, we were in compliance with all covenants of this facility. The facility matures on November 29, 2002.

NOTE 5. Beneficiaries’ Equity:

The weighted average number of common shares of beneficial interest outstanding was 6,408,964 and 6,536,896 for the three months ended March 31, 2001 and 2000, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 10,557 shares for the effect of stock options during the three months ended March 31, 2001. The stock options outstanding during the three months ended March 31, 2000 are not dilutive.

Our Board has authorized a share repurchase program for up to 500,000 of our Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of March 31, 2001 we had acquired 131,450 shares under the share repurchase

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

program for an aggregate purchase price of $1,268,000, including commissions. We have not acquired additional shares subsequent to March 31, 2001.

In January 2001, we paid $0.365 per share in dividends to common shareholders of record on December 29, 2000. In March 2001 we declared a $0.365 per share dividend to common shareholders of record on March 30, 2001, which was paid during April 2001.

NOTE 6. Related Party Transactions:

      Our loans are originated and serviced by PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers”) pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

      Fees associated with the IMAs consist of the following:

	Three Months Ended
	March 31,

	2001	2000

	(In thousands)

Lease Supervision Fee	$120	$128

Investment Management Fee	360	422

Total fees incurred	480	550

Less:

Fees capitalized as cost of originating loans	(36)	—

Advisory and servicing fees to affiliate, net	$444	$550

NOTE 7. Commitments and Contingencies:

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At March 31, 2001, we had approximately $39.9 million of total loan commitments and approvals outstanding to 26 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding at March 31, 2001, we had approximately $4.8 million of loan commitments outstanding pertaining to seven partially funded construction loans and $1.5 million of commitments under the SBA 504 takeout program. The weighted average interest rate on loan commitments at March 31, 2001 was 9.4%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      We receive distributions from the 1998 Partnership. Pursuant to the trust indenture, distributions of the net assets of the 1998 Partnership is limited. As of March 31, 2001, the dividends available for distribution from the 1998 Partnership were approximately $154,000, which was distributed to us in April 2001.

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

NOTE 8. Business Segments:

      Operating results and other financial data are presented for the principal business segments of PMC Commercial for the three months ended March 31, 2001 and 2000. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Our business segment data for the three months ended March 31, 2001 and 2000 is as follows:

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income —loans and other portfolio income	$2,481	$2,481	$—	$3,288	$3,288	$—

Lease income	1,860	—	1,860	1,923	—	1,923

Total	4,341	2,481	1,860	5,211	3,288	1,923

Expenses:

Interest (1)	973	572	401	1,746	1,077	669

Advisory and servicing fees	444	324	120	550	422	128

Depreciation	518	—	518	574	—	574

Other	101	101	—	134	134	—

Total	2,036	997	1,039	3,004	1,633	1,371

Income before gain on sale of assets	2,305	1,484	821	2,207	1,655	552

Gain on sale of assets	502	—	502	—	—	—

Net income	$2,807	$1,484	$1,323	$2,207	$1,655	$552

Average assets outstanding	$152,572	$89,665	$62,906	$192,778	$118,925	$73,853

	As of March 31, 2001			As of March 31, 2000

Total assets	$153,744	$90,354	$63,390	$188,319	$116,174	$72,145

(1)	The Company allocates interest expense based on the relative total assets of each division as of the end of the period

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Recent Accounting Pronouncements:

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001. We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

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

      As a commercial lender, we originate loans to small business enterprises, primarily collateralized by first liens on real estate of the related business. Our loans are primarily to borrowers in the lodging industry, but we also originate loans for commercial real estate and the service, retail and manufacturing industries.

      In addition, our investments include the ownership of commercial properties in the lodging industry. At March 31, 2001, we owned 27 properties with a net book value of $61.0 million. In 1998 and 1999 we acquired a total of 30 motel properties (the “Hotel Properties”) from Amerihost Properties, Inc. or its subsidiaries (“Amerihost”) in a sale/leaseback transaction (the “Amerihost Transaction”).

      Our Board of Trust Managers (the “Board”) has determined that it is preferable for us to focus on our lending operations. Accordingly, to the extent we can sell some or all of our limited service hospitality properties for greater than our cost investment in those properties, we intend to do so. In conjunction with this focus, we have amended our sale/leaseback agreement with Amerihost to allow for the orderly sale of up to eight properties over the next four years. See “Property Ownership.” In connection with the amended sale/leaseback agreement, during the first quarter of 2001, we sold two properties for a net gain of approximately $502,000.

      We intend to accomplish our goal of maximizing shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We currently have three principal strategies to achieve this objective: First, we anticipate increasing the funds from operations (“FFO”) generated from our investment portfolio by increasing the size of our portfolio. Our affiliate, PMC Capital, Inc. (“PMC Capital”), identifies loan origination opportunities for us pursuant to an investment management agreement. We benefit from the established customer base of PMC Capital and their relationships with national hotel and motel franchisers. Our relationship with PMC Capital assists us in finding a consistent flow of lending opportunities. Second, we seek cost-effective financing to maximize our growth through structured financing and securitization arrangements and other funding sources. In December 2000 we completed our first co-securitization with PMC Capital. By using a joint venture structure, we reduced the percentage of up-front costs, we reduced the negative impact of having proceeds from the sale being initially invested in short-term (lower yielding) investments, and we completed the securitization transaction when it may not have been otherwise feasible due to high concentration and limited diversification of our loan portfolio on a stand-alone basis. Third, as detailed below, we intend to continue selectively selling our commercial real estate. Such real estate sales are dependent upon the concurrence of the lessee.

      Securitization is a technique that a lender uses to obtain financing so that it can fund additional loans. In a securitization, the lender is required to sell its loans to a separate entity and that entity issues the debt collateralized by the sold loans. These entities are known as special purpose entities or SPEs. Since both our securitized loans and the cost of the debt payable to the SPEs security holder(s) are at a fixed-rate, a securitization takes away the risk that the interest cost on our borrowed funds could increase while our loans rates remain fixed. This matching of interest rates results in our receiving a more constant net amount of cash from the securitized loans. In addition, the way that the SPEs security holders are paid their principal is based on us collecting the principal on the sold loans from our borrowers. Therefore, we reduce the exposure to having prepayment of our loans causing us to have to reinvest in lower yielding short-term investments since the prepaid principal must be used to pay down the obligation to the SPE’s security holder(s). Just as is the case with our other loans, to the extent the principal balance of a loan is written-off, it will have a negative impact on our cash flow and our operating income. Since the securitized loans are recorded as sold for purposes of our financial statement presentation, our weighted average loans receivable during the first quarter of 2001 are significantly less than at the first quarter of 2000. Since the cash flow from these sold loans in future periods will have an impact on our profitability, we provide information on both our loan portfolio retained (the “Retained Portfolio”) and combined with the loans securitized and sold (the “Aggregate Portfolio”) throughout this Form 10-Q.

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

      Our lending operations consist primarily of making loans to borrowers who operate in the lodging industry. During the three months ended March 31, 2001 and 2000, we originated and funded $9.8 million and $300,000, respectively. During the years ended December 31, 2000, 1999 and 1998, we originated and funded $22.5 million, $17.5 million and $43.0 million of loans. During 2000, our loan originations increased as a result of an increased availability of funds from our revolving credit facility and a decrease in competition from conduit lending programs. The decrease in loan originations during 1999 was largely a result of increased competition in the hospitality lending industry and the scheduled reduction of availability under our revolving credit facility during the latter half of 1999 which was not remedied until November 1999. Our loan origination volume during the fourth quarter of 2000 was $10.9 million, which was our highest quarterly loan volume since the second quarter of 1998.

      As of March 31, 2001, our Retained Portfolio outstanding was $74.5 million ($73.6 million after reductions for deferred commitment fees and loan loss reserves). The Retained Portfolio does not include the $54 million aggregate principal balance remaining on the loans securitized on December 18, 2000 (the “Securitized Loans”). Included in the Retained Portfolio are approximately $26.8 million of loans which are fully funded and not encumbered by our structured financing transactions and to the extent they meet the criteria for a securitization could be part of a securitization in the future. The Aggregate Portfolio outstanding was $128.5 million at March 31, 2001. At March 31, 2000, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was approximately 10.3% and 10.0%, respectively. The weighted average contractual interest rate does not include the effects of the accretion of commitment fees on funded loans or prepayment fees earned. The annualized average yields on our Retained Portfolio includes all loan fees and prepayment fees earned and is reduced by the provision established for loan losses. For the three months ended March 31, 2001 and 2000 the annualized average yields on our Retained Portfolio were approximately 11.5% and 11.3%, respectively. For the years ended December 31, 2000, 1999 and 1998 the annualized average yields on our Retained Portfolio were approximately 10.8%, 11.8% and 13.1%, respectively.

      As of March 31, 2001, we had no loans which were greater than 31 days delinquent. We have established a reserve in the amount of $150,000 against a loan that we have determined to be a potential “problem loan.” The aggregate principal balance outstanding of the “problem loan” at March 31, 2000 was approximately $1.4 million. In the event this loan is required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

Property Ownership

      The following table shows summarized financial information for the lessee of our properties (Amerihost Properties, Inc. doing business as Arlington Hospitality, Inc.) which has been derived from the Amerihost Properties, Inc. public filings as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000, as follows:

	March 31,	December 31,
	2001	2000

	(In thousands)

BALANCE SHEET DATA:

Investment in hotel assets	$84,765	$84,835

Cash and short term investments	2,584	1,729

Total assets	99,547	98,143

Total liabilities	81,784	79,877

Shareholder’s equity	17,763	18,266

	Three Months Ended March 31,

	2001	2000

	(In thousands)

INCOME STATEMENT DATA:

Total Revenue	$19,461	$15,867

Operating Income (Loss)	(32)	(651)

Net Income (Loss)	(620)	(904)

      Amerihost Properties, Inc. is a public entity that files periodic reports with the SEC. Additional information about Amerihost can be obtained from the SEC’s website at http://www.sec.gov.

      The following tables show statistical data regarding our 27 remaining Hotel Properties (1):

	Three Months Ended March 31,		% Increase
			(Decrease)
	2001	2000

Occupancy	49.87%	51.34%	(2.9%)

ADR (2)	$55.74	$55.18	1.0%

RevPAR (3)	$27.80	$28.33	(1.9%)

Revenue	$4,123,069	$4,251,612	(3.0%)

Rooms Rented	73,971	77,045	(4.0%)

Rooms Available	148,319	150,054	(1.2%)

(1)	Amerihost has provided all data.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

Economy and Competition

      Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). During 2001, as the interest rate environment changed and the prime rate was reduced from 9.0% to 7.5% the increased competition that we had previously faced as the financial strength of the banking and thrift industries improved and interest rates remained high had moderated. Recently we have seen an increase in demand for our loans and an increase in our loan fundings and outstanding loan commitments.

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At March 31, 2001, we had approximately $39.9 million of total loan commitments and approvals outstanding to 26 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding, we had approximately $4.8 million of loan commitments outstanding pertaining to seven partially funded construction loans and $1.5 million of commitments under the SBA 504 takeout program at March 31, 2001. The weighted average interest rate on loan commitments at March 31, 2001 was 9.4%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

      In our opinion, during 1999 and 2000 competitive lending activity was at advance rates and interest rates that were considerably more aggressive than those offered by us. In order to maintain a quality portfolio, we continued to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities were not funded by us.

      We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, the interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

      Certain Accounting Considerations

      We have transferred assets to special purpose entities in connection with securitizations and structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 125 and 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) servicing rights, if any, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

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

      Impact of Recently Issued Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001. We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

      In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we have no derivative financial instruments.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

      Our net income during the three months ended March 31, 2001 and 2000 was $2,807,000 and $2,207,000, or $0.44 and $0.34 per share, respectively. Our revenues and our interest expense decreased due primarily to the effects of the securitization and sale of a portion of our loan portfolio in December 2000. Our revenues decreased by approximately $870,000, or 17%, to $4,341,000 during the three months ended March 31, 2001 from $5,211,000 during the three months ended March 31, 2000. Our expenses decreased by $968,000, or 32%, to $2,036,000 during the three months ended March 31, 2001 from $3,004,000 during the three months ended March 31, 2000. Accordingly, our income before gain on sale of assets increased by 4% to $2,305,000 during the three months ended March 31, 2001 from $2,207,000 during the three months ended March 31, 2000. Revenues do not include $502,000 of gains recorded from selling two hotel properties during the three months ended March 31, 2001. Our funds from operations (“FFO”) were $2,823,000 and $2,781,000 during the three months ended March 31, 2001 and 2000, respectively. The difference between our net income and our FFO was the gains described above and the effect of depreciation (see “Funds From Operations and Dividends”).

      Interest income – loans decreased by $1,141,000 (39%), to $1,789,000 during the three months ended March 31, 2001 from $2,930,000 during the three months ended March 31, 2000.

Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the fact that the proceeds from the securitization and sale of approximately $56 million of our loan portfolio in December 2000 had not been fully re-loaned by the end of the first quarter of 2001. As a result our weighted average outstanding retained loan portfolio decreased by $43.2 million (38%), to $69.3 million during the three months ended March 31, 2001 from $112.5 million during the three months ended March 31, 2000. Our weighted average contractual interest rate on our retained loans outstanding was approximately 10.0% at March 31, 2001 and 2000. As a result of the securitization and sale of loans in December 2000, interest income – loans (and interest expense) will continue to be less in 2001 until the remaining proceeds from the sale (approximately $37 million) have been invested in loans or other higher yielding assets.

      Lease income decreased by $63,000 (3%), to $1,860,000 during the three months ended March 31, 2001 from $1,923,000 during the three months ended March 31, 2000. Lease income decreased primarily due to the sale of three Hotel Properties, which decrease was partially offset by the increased percentage rent from 2% to 4% effective January 2001 on our Hotel Property portfolio. Lease income from the base rent will continue to decrease as we sell properties pursuant to the amended sale/leaseback agreement with Amerihost. After giving effect to the sale of the three Hotel Properties, our annual base rent is presently $6,560,000 compared to $7,300,000 prior to the property sales. See “Overview.”

      Interest and dividends – other investments decreased by $12,000 (19%), to $51,000 during the three months ended March 31, 2001 from $63,000 during the three months ended March 31, 2000. This decrease was primarily caused by a decline in our average outstanding short-term investments of $1.1 million (20%), to $4.3 million during the three months ended March 31, 2001 from $5.4 million during the three months ended March 31, 2000 as a result of the continued reduction of our restricted investments. This decrease was partially offset by increased average yields. The average yields on short-term investments during the three months ended March 31, 2001 increased to 4.8% from 4.6% during the three months ended March 31, 2000.

      Income from retained interest in transferred assets was $427,000 during the three months ended March 31, 2001. During the three months ended March 31, 2001 we recognized profit from our asset that was established from the securitization and sale of a portion of our loan portfolio in December 2000 (the retained interest in transferred assets). Prior to that time we did not own any retained interest in transferred assets.

      Other income decreased by $82,000 (28%), to $213,000 during the three months ended March 31, 2001 from $295,000 during the three months ended March 31, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late fees and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees and assumption fees which decreased by $69,000 (52%), to $152,000 during the three months ended March 31, 2001 from $221,000 during the three months ended March 31, 2000. Since prepayments of fixed rate loans are more likely to occur in a low interest rate environment, management believes prepayment fees may increase as a result in the reduction in prime rate during the remainder of 2001.

      Interest expense decreased by $773,000 (44%), to $973,000 during the three months ended March 31, 2001 from $1,746,000 during the three months ended March 31, 2000. The decrease was primarily attributable to the fact that approximately $43 million of the proceeds of the securitization and sale of loans in December 2000 were used to pay down the outstanding balance on our revolving credit facility.

      Interest expense consisted of:

	Three Months Ended
	March 31,

	2001	2000

	(In thousands)

Revolving credit facility	$61	$644

1998 Notes	608	718

Mortgages on Hotel Properties	295	303

Other	9	81

	$973	$1,746

      Depreciation expense decreased by $56,000 (10%), to $518,000 during the three months ended March 31, 2001 from $574,000 during the three months ended March 31, 2000. This decrease is primarily attributable to the sale of three Hotel Properties.

      Advisory and servicing fees to affiliate, net decreased by $106,000 (19%), to $444,000 during the three months ended March 31, 2001 from $550,000 during the three months ended March 31, 2000.

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

      In addition, we are required to pay an annual fee (the “Lease Supervision Fee”) of 0.70% of the original cost of the Hotel Properties ($65.6 million and $70.1 million as of March 31, 2001 and 2000, respectively). As of March 31, 2001, the Lease Supervision Fee was $459,200 per annum.

      Fees associated with the IMAs consist of the following:

	Three Months Ended
	March 31,

	2001	2000

	(In thousands)

Lease Supervision Fee	$120	$128

Investment Management Fee (1)	360	422

Total fees incurred	480	550

Less:

Fees capitalized as cost of originating loans	(36)	—

Advisory and servicing fees to affiliate, net	$444	$550

(1)	The reduction in fees was primarily a result of reduced loans and Hotel Properties under management, the reduction in the rate charged pursuant to the IMA effective July 1, 2000 and the increase in fees capitalized as a cost of originating loans due to an increase in lending activity during 2001.

      General and administrative expenses decreased by $13,000 (27%), to $36,000 during the three months ended March 31, 2001 from $49,000 during the three months ended March 31, 2000. The general and administrative expenses remained at low levels and stable since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees decreased by $20,000 (57%), to $15,000 during the three months ended March 31, 2001 from $35,000 during the three months ended March 31, 2000. Legal and accounting fees were not material during either of these respective periods.

      Provision for loan losses was $50,000 for both the three months ended March 31, 2001 and 2000. These loan loss provisions were established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers that significant doubt exists as to the ultimate realization of a specific loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Gain on sale of assets was $502,000 during the three months ended March 31, 2001. During the three months ended March 31, 2001 we sold two of our Hotel Properties for gross cash proceeds of $4.8 million resulting in a gain of $502,000. There were no comparable transactions during the three months ended March 31, 2000.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Internal Revenue Code, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

      We generated $1,436,000 and $1,226,000 from operating activities during the three months ended March 31, 2001 and 2000, respectively. The primary source of funds from operating activities is our net income.

      Our investing activities reflect a net use of funds of $2,886,000 and a net source of funds of $10,077,000 during the three months ended March 31, 2001 and 2000, respectively. The $12,963,000 reduction in cash flows relates primarily to: (i) an increase in the use of our funds of $9,460,000 for loans funded, and (ii) a decrease in principal collected of $5,499,000.

      Our financing activities reflect a net source of funds of $1,101,000 and a net use of funds of $9,450,000 during the three months ended March 31, 2001 and 2000, respectively. When comparing the three months ended March 31, 2001 to the three months ended March 31, 2000, the increased cash flows of $10,551,000 was primarily due to; (i) the receipt of proceeds of $5,000,000 from our revolving credit facility during the three months ended March 31, 2001 while we paid down $2,605,000 on our revolving credit facility during the three months ended March 31, 2000 and (ii) a decrease in use of funds of $2,342,000 from principal payments on our notes payable resulting from a reduction in the payments required on the structured financing completed in 1998 due to less prepayments on the underlying notes held as collateral.

Liquidity and Capital Resources

      The primary use of our funds is to originate loans. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

      As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code. As a result, those earnings will not be available to fund future investments. In order to maintain and increase our investment portfolio, we have a continuing need for capital. We have historically met our capital needs through borrowings under our credit facility, structured sales/financings of our loan portfolio and the issuance of common shares.

      At March 31, 2001, we had $138,000 of cash and cash equivalents, availability of $40.0 million under our revolving credit facility and approximately $39.9 million of total loan commitments. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. These commitments to extend credit are conditioned upon compliance with the terms of the applicable commitment letter. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

      The Board has authorized a share repurchase program for up to 500,000 of our outstanding Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of March 31, 2001, we acquired 131,450 shares under the share repurchase program for an aggregate purchase price of $1,268,000, including commissions.

      Our primary use of funds is for the origination of loans. As a result of uncertain economic trends and overbuilding in certain regional markets, there has been a slowdown in the number of new hospitality properties that are being built or sold commencing in 1999. Due to competition and the slowdown in construction of new limited service hospitality properties, our loan origination volume was only $22.5 million in 2000. From 1996 to 1998, our loan origination volume was approximately $42 million per year. The volume had dropped to $17.5 million in 1999 as a result of limited availability of funds related to our credit facility. However, since the beginning of 2001, we have seen an increase in loan origination opportunities due to the reductions in prime rate during the first quarter of 2001 and competition lessening from banks and other lenders. Our loans funded were $9,761,000 during the three months ended March 31, 2001. Based on this increased activity, we expect that the volume of new loans to be funded in 2001 should exceed our 2000 level of $22.5 million but may not be as high as our annual levels from 1996 to 1998.

      We also receive funds from the principal paid on our Retained Portfolio. As a result of changes in the credit markets in 1999 including increases in interest rates and a reduction in competition from loan conduits, the pace of prepayment activity decreased commencing with the third quarter of 1999 through the end of 2000. We believe that as a result of the current interest rate environment (the prime rate was decreased by 2.0% during 2001), we may see prepayment activity at levels greater than the levels of prepayment activity experienced during 2000. Since we do not expect the competition to be as strong during this period of reduced interest rates, we do not expect that the prepayment activity will be as high as it was during 1997 and 1998.

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

      For our short term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. We have a maximum amount (the “Borrowing Base”) that we can borrow that is based on our loans that are used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. At March 31, 2001, we had $5,000,000 outstanding and additional availability of $40 million under the Revolver. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. As of March 31, 2001, the interest rate on the revolving credit facility was 6.68%. The Revolver matures on November 29, 2002.

      Even though we recently completed a co-securitization transaction with PMC Capital and have $40 million available through our Revolver, as a result of the increased level of fundings and commitments, we are in process of establishing a pool of loans to be co-securitized and sold between June 15, 2001 and July 31, 2001 . Due to the limited number of loans we are able to include in a loan securitization, we achieve more timely access to the securitization market, a more cost-efficient cost of funds and lower retained interest in loans securitized when we complete a securitization through a joint-venture transaction with PMC Capital. PMC Capital received the required exemptive relief from the Securities and Exchange Commission permitting them to co-securitize with our loan portfolio.

      With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of March 31, 2001, we had six mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $8.3 million at a weighted average interest rate of 7.66%. The related notes each had original terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is eight years, has no prepayment penalty and has an interest rate reset in four years.

      Our outstanding commitments approximate the amount available on our Revolver. We expect that loans to be funded during the next twelve months will be greater than our availability on our Revolver. We expect that the sources of funds described above, including the securitization and sale of loans presently in process, should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we will have to continue originating loans at reduced levels and we may have to refer commitments to PMC Advisers. In addition, since our loans have fixed interest rates and we have short-term variable interest rate borrowings, we are subject to the interest rate risk that short-term variable rates will increase substantially. See “Quantitative and Qualitative Disclosures About Market Risk.” In order to mitigate this interest rate risk, we may have to issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets.

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

      Our FFO for the three months ended March 31, 2001 and 2000 was computed as follows:

	Three Months Ended
	March 31,

	2001	2000

	(In thousands)

Net income	$2,807	$2,207

Less gain on sale of assets	(502)	$—

Add depreciation	518	574

FFO	$2,823	$2,781

Basic weighted average shares outstanding	6,409	6,537

      Dividends. During January 2001, we paid $0.365 per share in dividends to common shareholders of record on December 29, 2000. We declared a $0.365 per share dividend to common shareholders of record on March 30, 2001, which was paid in April 2001.

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

      Our liabilities consist primarily of the 1998 Notes of approximately $36.9 million at March 31, 2001, debt related to our Hotel Properties of approximately $14.9 million and $5.0 million outstanding on our Revolver. The 1998 Notes and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. However, our Revolver is subject to adverse changes in market interest rates. Assuming interest rates increased by 200 basis points (2%) above the present Revolver interest rate at March 31, 2001 of approximately 6.7%, on an annualized basis, interest expense would increase by approximately $100,000 on the amount outstanding of $5.0 million at March 31, 2001.

PART II
Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 6.	Exhibits and Reports on Form 8-K

A. Exhibits

None

B. Form 8-K

The Registrant filed a Form 8-K on March 13, 2001 in which

it reported the completion of a securitization transaction

and the amendment of its lease agreement with Amerihost.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	5/15/01	/s/ Lance B. Rosemore

Lance B. Rosemore President

Date:	5/15/01	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)