Form 10-Q
period 2001-06-30
PMC COMMERCIAL TRUST /TX
filed 2001-08-14
CIK 908311

FORM 10 – Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES  X       NO

As of August  13, 2001, Registrant had outstanding 6,440,391 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

June 30, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Income (Unaudited) -

Three and Six Months Ended June 30, 2001 and 2000	3

Consolidated Statements of Comprehensive Income (Unaudited) -

Three and Six Months Ended June 30, 2001 and 2000	4

Consolidated Statements of Cash Flows (Unaudited) -

Six Months Ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 6. Exhibits and Reports on Form 8-K	36

PART    I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Investments:

Loans receivable, net	$62,236	$65,645

Real estate investments, net	58,477	65,674

Retained interests in transferred assets	16,787	11,203

Cash equivalents	5,344	379

Restricted investments	5,284	6,709

Asset acquired in liquidation	424	495

Total investments	148,552	150,105

Other assets:

Cash	66	108

Interest receivable	371	393

Deferred borrowing costs, net	380	415

Other assets, net	111	378

Total other assets	928	1,294

Total assets	$149,480	$151,399

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$50,105	$53,235

Dividends payable	2,376	2,349

Borrower advances	1,647	1,284

Due to affiliates	604	1,908

Unearned commitment fees	229	343

Interest payable	300	315

Other liabilities	1,987	2,180

Total liabilities	57,248	61,614

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares at June 30, 2001 of $0.01 par value; 6,571,291 and 6,536,896 shares issued at June 30, 2001 and December 31, 2000, respectively; 6,439,841 and 6,431,646 shares outstanding at June 30, 2001 and December 31, 2000, respectively	66	65

Additional paid-in capital	94,615	94,349

Unrealized appreciation of retained interests in transferred assets	1,370	877

Cumulative net income	63,334	56,677

Cumulative dividends	(65,885)	(61,161)

	93,500	90,807

Less: Treasury stock; at cost, 131,450 shares and 105,250 shares, respectively	(1,268)	(1,022)

Total beneficiaries’ equity	92,232	89,785

Total liabilities and beneficiaries’ equity	$149,480	$151,399

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)
Revenues:

Interest income – loans	$4,023	$5,687	$2,234	$2,757

Lease income	3,703	3,854	1,843	1,931

Interest and dividends – other investments	87	134	35	71

Income from retained interests in transferred assets	721	—	294	—

Other income	294	372	80	77

Total revenues	8,828	10,047	4,486	4,836

Expenses:

Interest	2,164	3,433	1,191	1,687

Advisory and servicing fees to affiliate, net	821	1,038	378	489

Depreciation	1,048	1,148	530	574

General and administrative	146	89	110	40

Legal and accounting fees	49	51	34	16

Provision for loan losses	200	600	150	550

Total expenses	4,428	6,359	2,393	3,356

Income before gain on sale of assets	4,400	3,688	2,093	1,480

Gain on sale of assets	2,257	304	1,756	304

Net income	$6,657	$3,992	$3,849	$1,784

Basic weighted average shares outstanding	6,421	6,537	6,434	6,537

Diluted weighted average shares outstanding	6,433	6,537	6,435	6,537

Basic earnings per share	$1.04	$0.61	$0.60	$0.27

Diluted earnings per share	$1.03	$0.61	$0.60	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)
Net income	$6,657	$3,992	$3,849	$1,784

Change in unrealized appreciation of retained interests in transferred assets:

Unrealized appreciation arising during period, net	514	—	543	—

Less realized gains included in net income	(21)	—	(16)	—

	493	—	527	—

Comprehensive income	$7,150	$3,992	$4,376	$1,784

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net income	$6,657	$3,992

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,048	1,148

Gain on sale of assets	(2,257)	(304)

Accretion of discount and commitment fees	(319)	(238)

Amortization of borrowing costs	35	121

Provision for loan losses	200	600

Loan fees collected, net	423	156

Changes in operating assets and liabilities:

Accrued interest receivable	22	193

Other assets, net	266	(25)

Interest payable	(15)	71

Borrower advances	363	(64)

Due to affiliates	(1,304)	(581)

Other liabilities	(193)	(132)

Net cash provided by operating activities	4,926	4,937

Cash flows from investing activities:

Loans funded	(32,328)	(4,225)

Principal collected	2,861	13,426

Proceeds from sale of property	7,219	3,062

Proceeds from retained interests in transferred assets	251	—

Investment in retained interests in transferred assets	(980)	—

Proceeds received from assets acquired in liquidation, net	71	—

Release of restricted investments, net	1,425	4,074

Purchase of furniture, fixtures and equipment	(245)	—

Net cash provided by (used in) investing activities	(21,726)	16,337

Cash flows from financing activities:

Proceeds from securitization transaction	29,529	—

Proceeds from issuance of common shares	267	—

Purchase of treasury stock	(246)	—

Payments on revolving credit facility, net	—	(6,405)

Payment of principal on notes payable	(3,130)	(8,652)

Payment of dividends	(4,697)	(6,014)

Net cash provided by (used in) financing activities	21,723	(21,071)

Net increase in cash and cash equivalents	4,923	203

Cash and cash equivalents, beginning of year	487	228

Cash and cash equivalents, end of period	$5,410	$431

Supplemental disclosures:

Dividends declared, not paid	$2,376	$3,007

Interest paid	$2,071	$3,253

Loans and interest receivable transferred to limited partnerships	$2,814	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of June 30, 2001 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2001 and our results of operations for the three and six months ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

      Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

      The results for the three and six months ended June 30, 2001 are not necessarily indicative of future financial results.

NOTE 2. Real Estate Investments:

      As of June 30, 2001 our real estate investments consisted of 26 hospitality properties (the “Hotel Properties”) we purchased from Arlington Hospitality, Inc. (“Arlington”), formerly known as Amerihost Properties, Inc., under a sale/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Arlington Inns, a wholly-owned subsidiary of Arlington, for an initial 10-year period, with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of two percent per year beginning January 2002. During January 2001, we amended the sale/leaseback agreement with Arlington relating to the Hotel Properties. Arlington now has the option to either purchase or facilitate the purchase of eight of the Hotel Properties prior to June 30, 2004. The sale prices are set forth in the amended lease agreement. The stipulated price for each of the Hotel Properties exceeds our cost in the Hotel Properties. To the extent the purchases are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties. In addition, the amendment modified the lease term extensions relating to the properties remaining in our portfolio. During the six months ended June 30, 2001, we sold three properties for net proceeds of $7,200,000 and a net gain of approximately $824,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      At June 30, 2001, the aggregate base rent payment for the Hotel Properties was $6,320,000 per year subject to the CPI increases as described above, plus 4% (as amended in January 2001) of the gross room revenues as defined in the lease agreement. Arlington guarantees the lease payment obligation of Arlington Inns in the lease agreement. Arlington Hospitality, Inc. is a public entity that files periodic reports with the Securities and Exchange Commission. Additional information about Arlington Hospitality, Inc. can be obtained from the SEC’s website at http://www.sec.gov.

      Real estate investments consist of the following:

	June 30,	December 31,
	2001	2000

	(In thousands)

Land	$6,781	$7,681

Buildings and improvements	52,660	57,941

Furniture, fixtures and equipment	4,767	5,319

	64,208	70,941

Accumulated depreciation	(5,731)	(5,267)

Real estate investments, net	$58,477	$65,674

      NOTE 3.   Retained Interests in Transferred Assets:

      Upon securitization and sale of our loan pools, we value the Retained Interests (as defined below) in accordance with Statement of Financial Accounting Standards 140 (“SFAS No. 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” since our securitizations meet the definition of a transfer under SFAS No. 140. Our Retained Interests are comprised of three separate assets: (1) the “Reserve Fund,” and the interest earned thereon, which consists of the cash required to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” piece or the “over-collateralized” or “OC” portions of the loans), and (3) the excess cash flow that is to be received by us in the future after payment of (a) all interest and principal amounts due under the notes issued by the purchaser of the loans, (b) payment of all principal and interest on the “B” piece, (c) the repayment of the corpus of the Reserve Fund, and (d) costs. This excess cash flow stream is the interest-only strip receivable or the “IO Receivable.”

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests are comprised of the following as of June 30, 2001 and December 31, 2000:

	June 30,	December 31,
	2001	2000

	(In thousands)

OC Piece	$8,995	$6,234

Reserve Fund	3,249	2,737

IO Receivable	4,543	2,232

Total	$16,787	$11,203

      On December 18, 2000, we completed a co-securitization transaction with our affiliate, PMC Capital, Inc. (the “2000 Joint Venture”). Both PMC Commercial and PMC Capital, Inc. (“PMC Capital”) sold loans to the 2000 Joint Venture. The 2000 Joint Venture issued approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 Notes”) of which approximately $49.5 million (the “2000 PMCT Notes”) was allocated to PMC Commercial based on its ownership percentage in the 2000 Joint Venture. At inception of the 2000 Joint Venture, PMC Commercial owned a 66% limited partnership interest in the 2000 Joint Venture with the remainder being owned by PMC Capital. Our ownership of the 2000 Joint Venture is reduced based on the principal payments received on the underlying loans contributed by PMC Commercial to the 2000 Joint Venture and is 67% at June 30, 2001. In accordance with SFAS No. 140, the 2000 Joint Venture is a Qualifying Special Purpose Entity (“QSPE”) and, as such, not consolidated in the accompanying financial statements. The 2000 Notes were issued at par and have a stated maturity of July 2024. The 2000 Notes were issued with an annual interest rate of 7.28% and were originally collateralized in part by approximately $55.6 million of loans sold by PMC Commercial to the 2000 Joint Venture.

      On June 27, 2001, we completed a co-securitization transaction with PMC Capital (the “2001 Joint Venture”). Both PMC Commercial and PMC Capital sold loans to the 2001 Joint Venture. The 2001 Joint Venture issued approximately $75.4 million of its 2001 Loan-Backed Fixed Rate Notes (the “2001 Notes”) of which approximately $30.1 million (the “2001 PMCT Notes”) was allocated to PMC Commercial based on its ownership percentage in the 2001 Joint Venture. At inception of the 2001 Joint Venture, PMC Commercial owned a 40% limited partnership interest in the 2001 Joint Venture with the remainder being owned by PMC Capital. Our ownership of the 2001 Joint Venture will be reduced based on the principal payments received on the underlying loans contributed by PMC Commercial to the 2001 Joint Venture. In accordance with SFAS No. 140, the 2001 Joint Venture is a QSPE and, as such, not consolidated in the accompanying financial statements. The 2001 Notes were issued at par and have a stated maturity of November 2021. The 2001 PMCT Notes were issued with an annual interest rate of 6.36% and were originally collateralized in part by approximately $32.7 million of loans sold by PMC Commercial to the 2001 Joint Venture. The 2001 Notes were rated “Aaa” by Moody’s

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investors Service.   This transaction has been accounted for as a sale in accordance with SFAS No. 140 and accordingly, we recorded a gain of $1,433,000 in connection with this transaction.

      Our share of the profits from the 2001 Joint Venture and 2000 Joint Venture are based upon the cash flow received from the underlying loans contributed by PMC Commercial to the QSPE’s.

      As there is no quoted market value of our Retained Interests, the fair value is based on management’s estimate of the fair market value. This value may or may not vary significantly from what a willing buyer would pay for these assets. In determining the fair value of the Retained Interests as of June 30, 2001, we utilized certain assumptions which include:

Prepayment rate (a)	8% — 9% CPR

Loss rate (b)	Range from 0.4% to 0.8% per annum

Discount rate (c)	Range from 8.8% to 13.5%

(a) The prepayment rate is based on current performance of the respective loan pool, adjusted for anticipated principal payments considering the current loan pool and similar loans.

(b) Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.4% to 0.8% loss rate covers this inherent risk.

(c) The discount rates are as of June 30, 2001 and are based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets. The discount rate (1) is 8.8% for our “B” Piece, (2) is 10.5% for our Reserve Fund and (3) is 13.5% for our IO Receivable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The following information summarizes the 2000 Joint Venture’s and the 2001 Joint Venture’s financial position at June 30, 2001 and December 31, 2000 and the results of operations for the six months ended June 30, 2001:

Summary of Financial Position (1):

			PMC Joint
			Venture
	PMC Joint Venture L.P. 2000		L.P. 2001

	June 30,	December 31,	June 30,
	2001	2000	2001

	(In thousands)
Loans Receivable	$80,676	$83,600	$80,282

Total Assets	$87,359	$87,416	$85,517

Notes Payable	$71,953	$74,505	$75,379

Total Liabilities	$72,390	$74,686	$75,419

Partners’ Capital	$14,969	$12,730	$10,098

(1)	Balances represent 100% of the limited partnership interests in PMC Joint Venture L.P. 2001 and PMC Joint Venture L.P. 2000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Operations (1):

	PMC Joint	PMC Joint
	Venture	Venture
	L.P. 2000	L.P. 2001

	Six Months Ended
	June 30,

	2001	2001

	(In thousands)
Interest Income	$4,007	$64

Total Revenues	$4,223	$211

Interest Expense	$2,661	$40

Total Expenses	$2,781	$40

Net Income	$1,442	$171

(1)	Balances represent 100% of the limited partnership interests in PMC Joint Venture L.P. 2001 and PMC Joint Venture L.P. 2000.

      PMC Commercial’s limited partnership share of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of June 30, 2001 is $57.9 million, $48.2 million and $9.7 million, respectively. PMC Commercial’s limited partnership share of the net income of the 2000 Joint Venture for the six months ended June 30, 2001 was approximately $1,085,000. PMC Commercial’s limited partnership share of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of June 30, 2001 is $34.2 million, $30.1 million and $4.1 million, respectively. PMC Commercial’s limited partnership share of the net income of the 2001 Joint Venture for the six months ended June 30, 2001 was approximately $156,000.

      In accordance with SFAS No. 140, management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than management’s original assumptions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The following summarizes the results of the sensitivity analysis on our Retained Interests as of June 30, 2001:

		Amount of
Changed Assumption	Pro-Forma Value	Asset reduction

Losses increase by 50 basis points per annum	$15,365,000	$1,422,000

Losses increase by 100 basis points per annum	$13,995,000	$2,792,000

Prepayments increase by 5% per annum	$16,196,000	$591,000

Prepayments increase by 10% per annum	$15,776,000	$1,011,000

Discount rates increase by 1%	$16,049,000	$738,000

Discount rates increase by 2%	$15,365,000	$1,422,000

NOTE 4. Notes Payable:

      We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended in November 1999, provides us with credit availability up to $45 million. The maximum amount (the “Borrowing Base”) that we can borrow is based on our loans that are used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. As of June 30, 2001 and December 31, 2000, we did not have any outstanding borrowings and availability of $45 million. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. At June 30, 2001, we were in compliance with all covenants of this facility. The facility matures during November 2002.

NOTE 5. Beneficiaries’ Equity:

      For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 1,000 and 12,000 shares for the effect of stock options during the three and six months ended June 30, 2001. The stock options outstanding during the three and six months ended June 30, 2000 were not dilutive.

      Our Board has authorized a share repurchase program for up to 500,000 of our common shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of June 30, 2001 we had acquired an aggregate of 131,450 shares under the share repurchase program for an aggregate purchase price of $1,268,000, including commissions. We have not acquired additional shares subsequent to June 30, 2001.

      In both January 2001 and April 2001, we paid $0.365 per share in dividends to common shareholders of record. In June 2001 we declared a $0.375 per share dividend to common shareholders of record on June 29, 2001, which was paid during July 2001.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. Related Party Transactions:

      Our loans are originated and serviced by PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers”), which are wholly-owned subsidiaries of PMC Capital, pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA the “IMAs”).

      Fees associated with the IMAs consist of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

		(In thousands)
Lease Supervision Fee	$232	$247	$112	$119

Investment Management Fee	785	836	426	415

Total fees incurred	1,017	1,083	538	534

Less:

Cost of structured financing	(60)	—	(60)	—

Fees capitalized as cost of originating loans	(136)	(45)	(100)	(45)

Advisory and servicing fees to affiliate, net	$821	$1,038	$378	$489

NOTE 7. Commitments and Contingencies:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At June 30, 2001, we had approximately $29.4 million of total loan commitments and approvals outstanding to 17 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding at June 30, 2001, we had approximately $7.3 million of loan commitments outstanding pertaining to seven partially funded construction loans and $2.3 million of commitments under the SBA 504 takeout program. Approximately $12.7 million of these commitments are for variable rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.25%. Including the variable rate commitments, the weighted average interest rate on loan commitments at June 30, 2001 was approximately 8.8%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. Business Segments:

      Operating results and other financial data are presented for the principal business segments of PMC Commercial. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns commercial properties in the lodging industry. Our business segment data for the three and six months ended June 30, 2001 and 2000 is as follows:

	For the Three Months Ended June 30,

	2001			2000

			(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$2,349	$2,349	$—	$2,905	$2,905	$—

Lease income	1,843	—	1,843	1,931	—	1,931

Income from retained interests in transferred assets	294	294	—	—	—	—

Total	4,486	2,643	1,843	4,836	2,905	1,931

Expenses:

Interest	1,191	714	477	1,687	1,038	649

Advisory and servicing fees, net	378	266	112	489	370	119

Depreciation	530	—	530	574	—	574

Provision for loan losses	150	150	—	550	550	—

Other	144	144	—	56	56	—

Total	2,393	1,274	1,119	3,356	2,014	1,342

Income before gain on sale of assets	2,093	1,369	724	1,480	891	589

Gain on sale of assets	1,756	1,433	323	304	—	304

Net income	$3,849	$2,802	$1,047	$1,784	$891	$893

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30,

	2001			2000

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$4,404	$4,404	$—	$6,193	$6,193	$—

Lease income	3,703	—	3,703	3,854	—	3,854

Income from retained interest in transferred assets	721	721	—		—

Total	8,828	5,125	3,703	10,047	6,193	3,854

Expenses:

Interest	2,164	1,286	878	3,433	2,115	1,318

Advisory and servicing fees	821	589	232	1,038	791	247

Depreciation	1,048	—	1,048	1,148	—	1,148

Provision for loan losses	200	200	—	600	600	—

Other	195	185	10	140	140	—

Total	4,428	2,260	2,168	6,359	3,646	2,713

Income before gain on sale of assets	4,400	2,865	1,535	3,688	2,547	1,141

Gain on sale of assets	2,257	1,432	825	304	—	304

Net income	$6,657	$4,297	$2,360	$3,992	$2,547	$1,141

	As of June 30,

	2001			2000

	(In thousands)
Total assets	$149,480	$88,800	$60,680	$179,512	$110,559	$68,953

Note 9. Subsequent Event:

      During August 2001, we sold a Hotel Property for approximately $2.8 million. The gain from the sale is approximately $300,000.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

OVERVIEW

      PMC Commercial is a real estate investment trust (“REIT”) that originates loans to small business enterprises and owns limited service hospitality properties.

      As a commercial lender, we originate loans primarily collateralized by first liens on real estate of the related business. Our loans are primarily to borrowers in the lodging industry, but we also originate loans for commercial real estate and the service, retail and manufacturing industries.

      In addition, our investments include the ownership of commercial properties in the lodging industry. At June 30, 2001, we owned 26 properties with a net book value of $58.5 million. In 1998 and 1999 we acquired a total of 30 motel properties (the “Hotel Properties”) from Arlington Hospitality, Inc. (“Arlington”), formerly known as Amerihost Properties, Inc., in a sale/leaseback transaction.

      Our Board of Trust Managers (the “Board”) has subsequently determined that it is preferable for us to focus on our lending operations. Accordingly, to the extent we can sell some or all of our Hotel Properties for greater than our cost in those properties, we intend to do so. In conjunction with this focus, we have amended our sale/leaseback agreement with Arlington to allow for the orderly sale of up to eight properties prior to June 2004. See “Property Ownership.” During the six months ended June 30, 2001, we sold three properties for a net gain of approximately $825,000. We sold an additional property during August 2001 for a gain of approximately $300,000.

      We intend to accomplish our goal of maximizing shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We currently have three principal strategies to achieve this objective: First, we anticipate increasing the funds from operations (“FFO”) generated from our investment portfolio by increasing the size of our portfolio. A subsidiary of our affiliate, PMC Capital, Inc. (“PMC Capital”), identifies loan origination opportunities for us pursuant to an investment management agreement (the “IMA”). We benefit from the established customer base of PMC Capital and their relationships with national hotel and motel franchisers. Our relationship with PMC Capital assists us in finding a consistent flow of lending opportunities. Second, we seek cost-effective financing to maximize our growth through structured financing and securitization arrangements and other funding sources. In December 2000 we completed our first co-securitization with PMC Capital and during June 2001 completed our second co-securitization. By using a joint venture structure, we reduced the percentage of up-front costs, we reduced the negative impact of having a larger amount of proceeds from the sale being initially invested in short-term (lower yielding)

investments, and we completed the securitization transaction when it may not have been otherwise feasible due to high concentration and limited diversification of our loan portfolio on a stand-alone basis. Third, as detailed below, we intend to continue selectively selling our commercial real estate. Except as described below, any real estate sale is dependent upon the approval of the lessee.

      Securitization is a technique that a lender uses to obtain financing so that it can fund additional loans. In a securitization, the lender is required to sell its loans to a separate entity and that entity issues debt collateralized by the loans. These entities are known as special purpose entities or SPE’s. Since both our securitized loans and the cost of the debt payable to the SPE’s security holder(s) are at a fixed-rate, a securitization mitigates the risk that the interest cost on our borrowed funds could increase while our loans rates remain fixed. This matching of interest rates results in our receiving a more constant net amount of cash from the securitized loans. In addition, the way that the SPE’s security holders are paid their principal is based on collections of the principal on the sold loans from our borrowers. Therefore, we reduce the exposure to having prepayment of our loans causing us to have to reinvest in lower yielding short-term investments since the prepaid principal must be used to pay down the obligation to the SPE’s security holder(s). Just as is the case with our other loans, to the extent the principal balance of a loan is written-off, it will have a negative impact on our cash flow and our operating income. As a result of our securitization in December 2000, our weighted average loans receivable during the six months ended June 30, 2001 was significantly less than the comparable period of 2000. Since the cash flow from these sold loans in future periods will have an impact on our profitability, we provide information on both our loan portfolio retained (the “Retained Portfolio”) and combined with the loans securitized and sold (the “Aggregate Portfolio”) throughout this Form 10-Q.

      As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers” or the “Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital. We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production offices in Georgia, Arizona, New Jersey and Missouri.

Lending Activities

      We are primarily a commercial lender that originates loans to small business enterprises that are principally collateralized by first liens on the real estate of the related business. The Investment Manager receives loan referrals from PMC Capital, which solicits loan applications on our behalf from borrowers, through personal contacts, internet referrals, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We are responsible for compensation to PMC Capital for loan referrals as part of our IMA. In addition, the Investment Manager has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan.

      Our lending operations consist primarily of making loans to borrowers who operate in the lodging industry. During the six months ended June 30, 2001 and 2000, we originated and funded $32.3 million and $4.2 million, respectively. During the years ended December 31, 2000, and 1999, we originated and funded $22.5 million and $17.5 million of loans. Since January 2000, our loan originations have increased as a result of an increased availability of funds from our revolving credit facility and a decrease in competition from conduit lending programs. Our loan origination volume during the second quarter of 2001 was $22.6 million, which was our highest quarterly loan volume since our inception. However, we have recently seen a reduction in our lending activity. See “Economy and Competition.”

      As of June 30, 2001, our Retained Portfolio outstanding was $63.2 million ($62.2 million after reductions for deferred commitment fees and loan loss reserves). The Retained Portfolio does not include the $84.8 million aggregate principal balance remaining on the loans securitized during December 2000 and June 2001 (the “Securitized Loans”). Included in the Retained Portfolio are approximately $18.6 million of loans which are fully funded and not encumbered by our structured financing transactions and to the extent they meet the criteria for a securitization could be part of a securitization in the future. The Aggregate Portfolio outstanding was $148.0 million at June 30, 2001. At June 30, 2001, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was approximately 10.1% and 9.9%, respectively. The weighted average contractual interest rate does not include the effects of the accretion of commitment fees on funded loans or prepayment fees earned. The annualized average yields on our Retained Portfolio includes all loan fees and prepayment fees earned and is reduced by the provision established for loan losses. For the six months ended June 30, 2001 and 2000 the annualized average yields on our Retained Portfolio were approximately 10.7% and 9.8%, respectively. For the years ended December 31, 2000, 1999 and 1998 the annualized average yields on our Retained Portfolio were approximately 10.8%, 11.8% and 13.1%, respectively.

      As of June 30, 2001, we had two loans which were greater than 31 days delinquent. We have established a reserve in the amount of $300,000 against those loans that we have determined to be potential “problem loans.” The aggregate principal balance outstanding of our “problem loans” at June 30, 2001 was approximately $1.4 million. In the event any loans are required to be liquidated, management estimates the collateral will equal or exceed the principal balance outstanding less the related reserve.

Property Ownership

      The following table shows summarized financial information for the lessee of our properties (Arlington) which has been derived from the Arlington Hospitality, Inc. public filings as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000, as follows:

	June 30,	December 31,
	2001	2000

	(In thousands)
BALANCE SHEET DATA:

Investment in hotel assets	$87,595	$84,835

Cash and short term investments	2,273	1,729

Total assets	102,080	98,143

Total liabilities	84,151	79,877

Shareholders’ equity	17,929	18,266

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

		(In thousands)
INCOME STATEMENT DATA:

Total revenue	$36,423	$37,672	$16,963	$21,805

Operating income	1,347	1,860	1,379	2,511

Net income (loss)	(468)	302	153	1,206

      Arlington Hospitality, Inc. is a public entity that files periodic reports with the SEC. Additional information about Arlington can be obtained from the SEC’s website at http://www.sec.gov.

      The following tables show statistical data regarding our 26 remaining Hotel Properties (1):

	Six Months Ended			Three Months Ended
	June 30,			June 30,

			% Increase			% Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)

Occupancy	54.83%	57.98%	(5.4%)	59.68%	63.91%	(6.6%)

ADR (2)	$57.24	$55.13	3.8%	$58.31	$55.30	5.4%

RevPAR (3)	$31.39	$31.97	(1.8%)	$34.80	$35.34	(1.5%)

Revenue	$8,657,976	$8,871,642	(2.4%)	$4,826,061	$4,904,175	(1.6%)

Rooms Rented	151,248	160,925	(6.0%)	82,764	88,689	(6.7%)

Rooms Available	275,843	277,551	(0.6%)	138,684	138,774	(0.1%)

(1)	Arlington has provided all data.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

Economy and Competition

      Our primary competition comes from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). In our opinion, during 1999 and 2000 competitive lending activity was at advance rates and interest rates that were considerably more aggressive than ours. In order to maintain a quality portfolio, we continued to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities were not funded by us. During 2001, as the interest rate environment changed and the prime rate was reduced from 9.5% to 6.75%, the increased competition that we had previously faced from banks has moderated.

      We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, the interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender and the timely credit analysis and decision-making processes.

      Since the beginning of 2001, we have experienced an increase in loan origination opportunities due to the reductions in prime rate and competition lessening from banks. Based on this increased activity, our volume of new loans funded in the first six months of 2001 ($32.3 million) exceeded fundings during the year ended December 31, 2000. As a result of several factors, the number and dollar volume of our loans funded peaked in the second quarter with reduced levels expected throughout the remainder of the year. The average non-construction deal takes approximately 90 to 120 days to fund from the time of the initial commitment. Therefore, the volume in any quarter is usually determined in the prior two to three months. The major factors for this increased lending activity leading into 2001 included: a drop in rates with 10 year treasuries dropping from just under 6% at the end of September 2000 to just over 5% at the beginning of the year; the curtailment/reduction in lending by banks and other lenders during the first quarter of 2001 as their credit quality was impacted by downturns in other sectors; PMC Capital forming a strategic alliance with a major franchiser at the beginning of the year; and, PMC Capital expanding their incentive programs effective for the first half of the year. This surge in commitment activity in the first quarter of 2001 led to the increased volume levels in the second quarter.

      As we look to the third and fourth quarter we are already aware of the economic downturn settling in with reductions in business travel, and consumers rethinking vacations causing a moderation in demand and a resulting slowdown in construction. Although the limited service area continues to outperform the luxury and upscale sectors, with the high-end resorts taking the hardest hit, the outlook for the balance of 2001 and into next year is for reduced activity. As indicated in published sources, several experts have reduced their outlook for the limited service hospitality industry with revenue per available room (“RevPAR”) decreasing during the second quarter of 2001. In addition, RevPAR is expected to fall for the year ending December 31, 2001 and, the rise in RevPAR for 2002 is expected to be significantly below recent double digit rises.

Commitments

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At June 30, 2001, we had approximately $29.4 million of total loan commitments and approvals outstanding to 17 small business concerns predominantly in the lodging industry. Of the total loan commitments and approvals outstanding at June 30, 2001, we had approximately $7.3 million of loan commitments outstanding pertaining to seven partially funded construction loans and $2.3 million of commitments under the SBA 504 takeout program. Approximately $12.7 million of these commitments are for variable-rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.25%. Including the variable-rate commitments, the weighted average interest rate on loan commitments at June 30, 2001 was approximately 8.8%. These commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

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

      To the extent a securitization is completed, (i) our interest income on loans in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we pay off outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans sold. Until the proceeds are fully reinvested, the net impact on future operating periods should be a reduction in interest income net of interest expense.

      As a result of the above factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

Certain Accounting Considerations

      We have transferred assets to SPE’s in connection with securitizations and structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) servicing rights, if any, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

      Our net income during the six months ended June 30, 2001 and 2000 was $6,657,000 and $3,992,000, or $1.04 and $0.61 per share, respectively ($1.03 and $0.61 per share on a fully diluted basis). The increase of $2,665,000 was primarily the result of (i) an increase in our gain on sale of assets, (ii) increased lending activity that commenced during the first quarter of 2001 and (iii) a reduction in expenses relating to the provision for loan losses being $400,000 less.

      Due primarily to the effects of the selling a portion of our loan portfolio in our December 2000 securitization, our total revenues and our interest expense decreased. Our revenues decreased by approximately $1,219,000 (12%), to $8,828,000 during the six months ended June

30, 2001 from $10,047,000 during the six months ended June 30, 2000 due to our smaller loan portfolio. Our expenses decreased by $1,931,000 (30%), to $4,428,000 during the six months ended June 30, 2001 from $6,359,000 during the six months ended June 30, 2000 due to the repayment of outstanding borrowings under our credit facility from the proceeds of our loan sale. Accordingly, our income before gain on sale of assets increased by $712,000 (19%), to $4,400,000 during the six months ended June 30, 2001 from $3,688,000 during the six months ended June 30, 2000. Revenues do not include $2,257,000 of gains recorded from selling our loans in a securitization and selling three hotel properties during the six months ended June 30, 2001 or $304,000 from selling one hotel property during the six months ended June 30, 2000.

      Interest income – loans decreased by $1,664,000 (29%), to $4,023,000 during the six months ended June 30, 2001 from $5,687,000 during the six months ended June 30, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the sale of approximately $56 million of loan portfolio in our December 2000 securitization. As a result, our weighted average outstanding retained loan portfolio decreased by $33.1 million (30%), to $77.4 million during the six months ended June 30, 2001 from $110.5 million during the six months ended June 30, 2000. Our weighted average contractual interest rate on our Retained Portfolio was approximately 10.1% and 10.0 % at June 30, 2001 and 2000, respectively. As a result of the sale of loans in our June 2001 securitization, interest income — loans (and interest expense) is expected to be less in 2001 until our Retained Portfolio outstanding increases from investing the proceeds from the sale.

      Lease income decreased by $151,000 (4%), to $3,703,000 during the six months ended June 30, 2001 from $3,854,000 during the six months ended June 30, 2000. Lease income decreased primarily due to the sale of Hotel Properties, which decrease was partially offset by the increased percentage rent from 2% to 4% effective January 2001 on our Hotel Property portfolio. Lease income from the base rent will continue to decrease as we sell properties. After giving effect to the sale of the Hotel Properties, our annual base rent is presently $6,320,000 compared to $7,300,000 prior to the property sales.

      Interest and dividends – other investments decreased by $47,000 (35%), to $87,000 during the six months ended June 30, 2001 from $134,000 during the six months ended June 30, 2000. This decrease was primarily caused by a decline in our average outstanding short-term investments of $1.1 million (21%), to $4.1 million during the six months ended June 30, 2001 from $5.2 million during the six months ended June 30, 2000 as a result of the continued reduction of our restricted investments. In addition, this decrease was a result of decreased average yields. The average yields on short-term investments during the six months ended June 30, 2001 decreased to 4.2% from 5.2% during the six months ended June 30, 2000.

      Income from retained interest in transferred assets was $721,000 during the six months ended June 30, 2001. During the six months ended June 30, 2001 we recognized profit from our Retained Interests. Prior to that time we did not own any Retained Interests.

      Other income decreased by $78,000 (21%), to $294,000 during the six months ended June 30, 2001 from $372,000 during the six months ended June 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late fees and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees and assumption fees which decreased by $78,000 (34%), to $152,000 during the six months ended June 30, 2001 from $230,000 during the six months ended June 30, 2000. Since prepayments of fixed rate loans are more likely to occur in a low interest rate environment, management believes prepayment fees may increase during the remainder of 2001 as a result of the reduction in prime rate.

      Interest expense decreased by $1,269,000 (37%), to $2,164,000 during the six months ended June 30, 2001 from $3,433,000 during the six months ended June 30, 2000. The decrease was primarily attributable to the pay down of approximately $43 million in December 2000 of the outstanding balance on our revolving credit facility.

      Interest expense consisted of:

	Six Months Ended
	June 30,

	2001	2000

	(In thousands)

Revolving credit facility	$291	$1,301

Structured notes	1,165	1,375

Mortgages on Hotel Properties	584	638

Other	124	119

	$2,164	$3,433

      Depreciation expense decreased by $100,000 (9%), to $1,048,000 during the six months ended June 30, 2001 from $1,148,000 during the six months ended June 30, 2000. This decrease is primarily attributable to the sale of Hotel Properties.

      Advisory and servicing fees to affiliate, net decreased by $217,000 (21%), to $821,000 during the six months ended June 30, 2001 from $1,038,000 during the six months ended June 30, 2000.

      Pursuant to the IMA, we are currently charged fees between 0.40% and 1.55% annually (the “Investment Management Fees”) based upon the average principal outstanding of our loans. Prior to July 1, 2000, the maximum fee was 1.67% annually. While PMC Advisers bears substantially all of the costs associated with our operations, we pay certain expenses, including direct transaction costs incident to the acquisition and disposition of investments, legal and auditing fees and expenses, the fees and expenses of our trust managers who are not officers, the costs of printing and mailing proxies and reports to shareholders and the fees and expenses of our custodian and transfer agent. We, rather than PMC Advisers, are also required to pay expenses associated with any litigation and other extraordinary or non-recurring expenses.

      In addition, we are required to pay an annual fee to PMC Advisers (the “Lease Supervision Fee”) of 0.70% of the original remaining cost of the Hotel Properties ($63.2 million and $70.1 million as of June 30, 2001 and 2000, respectively). As of June 30, 2001, the Lease Supervision Fee was $442,400 per annum. Advisory and servicing fees consited of:

	Six Months Ended
	June 30,

	2001	2000

	(In thousands)

Lease Supervision Fee	$232	$247

Investment Management Fee	785	836

Total fees incurred	1,017	1,083

Less:

Cost of structured financing	(60)	—

Fees capitalized as cost of originating loans	(136)	(45)

Advisory and servicing fees to affiliate, net	$821	$1,038

      The reduction in fees was primarily a result of reduced loans and Hotel Properties under management, the reduction in the rate charged pursuant to the IMA effective July 1, 2000 and the increase in fees capitalized as a cost of originating loans due to an increase in lending activity during 2001.

      General and administrative expenses increased by $57,000 (64%), to $146,000 during the six months ended June 30, 2001 from $89,000 during the six months ended June 30, 2000. The general and administrative expenses remained at low levels since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs. The increase was primarily due to fees incurred for banking activities that were expensed during the six months ended June 30, 2001. There were no comparable fees during the six months ended June 30, 2000.

      Legal and accounting fees decreased by $2,000 (4%), to $49,000 during the six months ended June 30, 2001 from $51,000 during the six months ended June 30, 2000. Legal and accounting fees remained at low levels and were stable during these periods.

      Provision for loan losses was $200,000 and $600,000 for the six months ended June 30, 2001 and 2000, respectively. These loan loss provisions were established based on the determination, through an evaluation of the recoverability of individual loans, by our Board that significant doubt exists as to the ultimate realization of a specific loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date. The increase in the reserves established during the six months ended June 30, 2001 of $200,000 was related to two loans that we have identified as potential problem loans. At June 30, 2000, we were in the process of liquidating the collateral on a loan and on August 1, 2000 we foreclosed on the collateral underlying the loan. During the liquidation process, we identified that the collateral was impaired as a result of the general condition of the building. Based on an updated appraisal and the available information on the condition of our collateral at that time, we recorded a $700,000 loss relating to the property, $600,000 of which was reflected during the six months ended June 30, 2000. We were not in the process of liquidating any loans as of June 30, 2001.

      Gain on sale of assets increased by $1,953,000 (642%), to $2,257,000 during the six months ended June 30, 2001 from $304,000 during the six months ended June 30, 2000. The primary reason for the increase was the recognition of $1,433,000 in gain relating to the sale of $32.7 million of loans during June 2001. There were no comparable transactions during the six months ended June 30, 2000. In addition, during the six months ended June 30, 2001 we sold three of our Hotel Properties for net cash proceeds of $7.2 million resulting in a gain of $824,000. During the six months ended June 30, 2000 we sold one of our Hotel Properties for net cash proceeds of $3.2 million resulting in a gain of $304,000.

      Federal income taxes.   As we are currently qualified as a REIT under the applicable provisions of the Internal Revenue Code, there are no provisions in the financial statements for Federal income taxes.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

      Our net income during the three months ended June 30, 2001 and 2000 was $3,849,000 and $1,784,000, or $0.60 and $0.27 per share (basic and fully diluted), respectively. The increase of $2,065,000 was primarily the result of (i) an increase in our gain on sale of assets of $1,433,000, (ii) increased lending activity that commenced during the first quarter of 2001 and (iii) a reduction in expenses relating to the provision for loan losses being $400,000 less.

      Due primarily to the effects of selling a portion of our loan portfolio in our December 2000 securitization, our total revenues and our interest expense decreased. Our revenues decreased by approximately $350,000 (7%), to $4,486,000 during the three months ended June 30, 2001 from $4,836,000 during the three months ended June 30, 2000 due to our smaller loan portfolio. Our expenses decreased by $963,000 (29%), to $2,393,000 during the three months ended June 30, 2001 from $3,356,000 during the three months ended June 30, 2000 due to (i) the repayment of outstanding borrowings under our credit facility from the proceeds of our loan sale and (ii) the provision for loan losses of $500,000 during the three months ended June 30, 2000 compared to $150,000 for the three months ended June 30, 2001. Accordingly, our income before gain on sale of assets increased by $613,000 (41%) to $2,093,000 during the three months ended June 30, 2001 from $1,480,000 during the three months ended June 30, 2000.

      Interest income — loans decreased by $523,000 (19%), to $2,234,000 during the three months ended June 30, 2001 from $2,757,000 during the three months ended June 30, 2000. Interest income-loans represents interest earned on our outstanding loan portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the sale of approximately $56 million of loan portfolio in our December 2000 securitization. As a result, our weighted average outstanding Retained Portfolio decreased by $23.3 million (22%), to $84.8 million during the three months ended June 30, 2001 from $108.1 million during the three months ended June 30, 2000. Our weighted average contractual interest rate on our Retained Portfolio was approximately 10.1% and 10.0 % at June 30, 2001 and 2000, respectively. As a result of the sale of loans in our June 2001 securitization, interest income — loans (and interest expense) is expected to be less in 2001 until our Retained Portfolio outstanding increases from investing the remaining proceeds from the sale.

      Lease income decreased by $88,000 (5%), to $1,843,000 during the three months ended June 30, 2001 from $1,931,000 during the three months ended June 30, 2000. Lease income decreased primarily due to the sale of Hotel Properties, which decrease was partially offset by the increased percentage rent from 2% to 4% effective January 2001 on our Hotel Property portfolio. Lease income from the base rent will continue to decrease as we sell properties. After giving effect to the sale of the Hotel Properties, our annualized base rent is presently $6,320,000 compared to $7,300,000 prior to the property sales.

      Interest and dividends – other investments decreased by $36,000 (51%), to $35,000 during the three months ended June 30, 2001 from $71,000 during the three months ended June 30, 2000. This decrease was primarily caused by a decline in our average outstanding short-term investments of $1.3 million (25%), to $3.9 million during the three months ended June 30, 2001 from $5.2 million during the three months ended June 30, 2000. This decrease was also attributable to the decreased average yields. The average yields on short-term investments during the three months ended June 30, 2001 decreased 1.7% (31%) to 3.7% from 5.4% during the three months ended June 30, 2000.

      Income from retained interest in transferred assets was $294,000 during the three months ended June 30, 2001. During the three months ended June 30, 2001 we recognized profit from our Retained Interests. Prior to that time we did not own any Retained Interests.

      Other income increased by $3,000 (4%), to $80,000 during the three months ended June 30, 2001 from $77,000 during the three months ended June 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late fees and other loan fees, and (iv) miscellaneous collections.

      Interest expense decreased by $496,000 (29%), to $1,191,000 during the three months ended June 30, 2001 from $1,687,000 during the three months ended June 30, 2000. The decrease was primarily attributable to the pay down in December 2000 of the outstanding balance on our revolving credit facility of approximately $43 million. As a result, interest on our revolving credit facility decreased by $384,000 (58%), to $273,000 during the three months ended June 30, 2001 from $657,000 during the three months ended June 30, 2000.

      Interest expense consisted of:

	Three Months Ended June 30,

	2001	2000

	(In thousands)
Revolving credit facility	$273	$657

Structured notes	571	657

Mortgages on Hotel Properties	292	335

Other	55	38

	$1,191	$1,687

      Depreciation expense decreased by $44,000 (8%), to $530,000 during the three months ended June 30, 2001 from $574,000 during the three months ended June 30, 2000. This decrease is primarily attributable to the sale of Hotel Properties.

      Advisory and servicing fees to affiliate, net decreased by $111,000 (23%), to $378,000 during the three months ended June 30, 2001 from $489,000 during the three months ended June 30, 2000. Advisory and servicing fees consisted of:

	Three Months Ended
	June 30,

	2001	2000

	(In thousands)
Lease Supervision Fee	$112	$119

Investment Management Fee	426	415

Total fees incurred	538	534

Less:

Cost of structured financing	(60)	—

Fees capitalized as cost of originating loans	(100)	(45)

Advisory and servicing fees to affiliate, net	$378	$489

      The reduction in fees was primarily a result of reduced loans and Hotel Properties under management, the reduction in the rate charged pursuant to the IMA effective July 1, 2000 and the increase in fees capitalized as a cost of originating loans due to an increase in lending activity during 2001.

      General and administrative expenses increased by $70,000 (175%), to $110,000 during the three months ended June 30, 2001 from $40,000 during the three months ended June 30, 2000. The general and administrative expenses remained at low levels since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs. The increase was primarily due to fees incurred for banking activities that were expensed during the three months ended June 30, 2001. There were no comparable fees during the three months ended June 30, 2000.

      Legal and accounting fees increased by $18,000 (113%), to $34,000 during the three months ended June 30, 2001 from $16,000 during the three months ended June 30, 2000. Legal and accounting fees remained at low levels and stable during these periods.

      Provision for loan losses was $150,000 and $550,000 for the three months ended June 30, 2001 and 2000, respectively. These loan loss provisions were established based on the determination, through an evaluation of the recoverability of individual loans, by our Board that significant doubt exists as to the ultimate realization of a specific loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date. The reserve established during the three months ended June 30, 2001 of $150,000 was related to two loans that we have identified as potential problem loans. At June 30, 2000, we were in the process of liquidating the collateral on a loan and on August 1, 2000 we foreclosed on the collateral underlying the loan. During the liquidation process, we identified that the collateral was impaired as a result of the general condition of the building. Based on an appraisal and available information on the condition of our collateral at that time, we recorded a $700,000 loss relating to the property, $550,000 of which was reflected during the second quarter of 2000. We were not in the process of liquidating any loans as of June 30, 2001.

      Gain on sale of assets increased by $1,452,000 (477%), to $1,756,000 during the three months ended June 30, 2001 from $304,000 during the three months ended June 30, 2000. The primary reason for the increase was the recognition of $1,433,000 in gain relating to the sale of $32.7 million of loans during June 2001. There was no comparable transaction during the three months ended June 30, 2000. In addition, during the three months ended June 30, 2001 we sold one of our Hotel Properties for net cash proceeds of $2.6 million resulting in a gain of $322,000. During the three months ended June 30, 2000 we sold one of our Hotel Properties for net cash proceeds of $3.2 million resulting in a gain of $304,000.

      Federal income taxes.   As we are currently qualified as a REIT under the applicable provisions of the Internal Revenue Code, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

      We generated $4,926,000 and $4,937,000 from operating activities during the six months ended June 30, 2001 and 2000, respectively. The primary source of funds from operating activities is our net income.

      Our investing activities reflect a net use of funds of $21,726,000 and a net source of funds of $16,337,000 during the six months ended June 30, 2001 and 2000, respectively. The $38,063,000 reduction in cash flows relates primarily to an increase in the use of our funds of $28,103,000 for loans funded and (ii) a decrease in principal collected of $10,565,000.

      Our financing activities reflect a net source of funds of $21,723,000 and a net use of funds of $21,071,000 during the six months ended June 30, 2001 and 2000, respectively. When comparing the six months ended June 30, 2001 to the six months ended June 30, 2000, the increase in cash flows of $42,794,000 was primarily due to; (i) the $29,529,000 in proceeds from our June 2001 securitization transaction, (ii) the $6,405,000 paid down on our revolving credit facility during the six months ended June 30, 2000 and (iii) a decrease in use of funds of $5,522,000 from principal payments on our notes payable resulting from a reduction in the payments required on the structured financing completed in 1998 due to less prepayments on the underlying notes held as collateral.

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

      At June 30, 2001, we had $5.4 million of cash and cash equivalents, availability of $45.0 million under our revolving credit facility and approximately $29.4 million of total loan commitments. See “Economy and Competition.” Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

      The Board has authorized a share repurchase program for up to 500,000 of our outstanding Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of June 30, 2001, we had acquired an aggregate of 131,450 shares under the share repurchase program for an aggregate purchase price of $1,268,000, including commissions.

      Our primary use of funds is for the origination of loans. As a result of uncertain economic trends and overbuilding in certain regional markets, there has been a slowdown in the number of new hospitality properties being built or sold since 1999. Due to competition and the slowdown in construction of new limited service hospitality properties, our loan origination volume was only $22.5 million in 2000. From 1996 to 1998, our loan origination volume was approximately $42 million per year. The volume had dropped to $17.5 million in 1999 as a result of limited availability of funds related to our credit facility. However, during the first quarter of 2001, we saw an increase in loan origination opportunities due to the reductions in prime rate during the first quarter of 2001 and competition lessening from banks and other lenders. Our loans funded were $32.3 million during the six months ended June 30, 2001. Based on this increased activity, our volume of loans funded during the six months ended June 30, 2001 exceeded our fundings of $22.5 million during the year ended December 31, 2000. However, we anticipate that our loan volume for the remainder of 2001 will be less than the volume during the first six months of 2001. See “Economy and Competition.”

      We also receive funds from the principal paid on our Retained Portfolio. As a result of changes in the credit markets in 1999, including increases in interest rates and a reduction in competition from loan conduits, the pace of prepayment activity decreased commencing with the third quarter of 1999 through the end of 2000. We believe that as a result of the current interest rate environment (the prime rate has decreased by 2.75% to date during 2001), we may see prepayment activity at levels greater than the levels of prepayment activity experienced during 2000. Since we do not expect the competition to be as strong during this period of reduced interest rates, we do not expect that the prepayment activity will be as high as it was during 1997 and 1998.

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

      We believe that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs. Our ability to continue to grow however, will depend on our ability to borrow funds, sell assets and/or issue equity on acceptable terms. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and operating results as occurred in 1999.

      For our short term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. We have a maximum amount (the “Borrowing Base”) that we can borrow that is based on our loans that are used as collateral for this facility. The Borrowing Base available on each loan is the greater of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures during November 2002.

      We have sufficient capital to fund our currently outstanding commitments. To the extent our future commitments require additional working capital, or to the extent that our affiliate, PMC Capital, is securitizing a portion of their portfolio, we may securitize a portion of our portfolio. Due to the limited number of loans we are able to include in a loan securitization, we achieve more timely access to the securitization market, a more efficient cost of funds and lower retained interest in loans securitized when we complete a securitization through a joint venture transaction with PMC Capital.

      With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of June 30, 2001, we had six mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $8.2 million at a weighted average interest rate of 7.66%. The related notes each had original terms of five years (except for one note), amortization periods of 20 years, and rates ranging from 7.44% to 8.00%. The remaining note’s term is eight years, has no prepayment penalty and has an interest rate reset in four years.

      We expect that the sources of funds described above should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we will have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers. In addition, since our loans primarily have fixed interest rates and we have short-term variable interest rate borrowings, we are subject to the interest rate risk that short-term variable rates will increase substantially. See “Quantitative and Qualitative Disclosures About Market Risk.” In order to mitigate this interest rate risk, we may have to issue debt having decreased advance rates or increased interest rates and/or sell assets.

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

      FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with

GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis.”

      Our FFO for the three and six months ended June 30, 2001 and 2000 was computed as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

	(In thousands)
Net income	$6,657	$3,992	$3,849	$1,784

Less gain on sale of assets	(2,257)	(304)	(1,756)	$(304)

Add depreciation	1,048	1,148	530	574

FFO	$5,448	$4,836	$2,623	$2,054

Basic weighted average shares outstanding	6,421	6,537	6,434	6,537

      Dividends.   During both January and April 2001, we paid $0.365 per share in dividends to common shareholders of record on December 29, 2000 and March 30, 2001, respectively. We declared a $0.375 per share dividend to common shareholders of record on June 29, 2001, which was paid in July 2001.

      Our Board has reviewed our dividend policy and considered many factors, including, but not limited to, expectations for future earnings and FFO, interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances. While our Board has historically paid dividends based primarily upon an expectation of available FFO, this policy has been modified and it is anticipated that our quarterly dividends per share will range between our expectation of annual earnings per share and FFO (on a per share basis). Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to quarterly FFO or earnings expectations.

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

      We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate market discount rates. Significant reductions (or increases) in the discount rates used by the Board in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and consequently the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $0.7 million and $1.4 million, respectively.

      Our liabilities consist primarily of the structured notes payable of approximately $35.3 million at June 30, 2001 and debt related to our Hotel Properties of approximately $14.8 million. The structured notes payable and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense.

PART II
Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 16, 2001, the following members were elected to the Board of Trust Managers:

Andrew S. Rosemore
Lance B. Rosemore
Nathan Cohen
Martha Greenberg
Roy H. Greenberg
Irving Munn
Ira Silver

The following proposal was approved at the Company’s Annual Meeting:

			Abstentions
	Affirmation	Negative	and Broker
	Votes	Votes	Non-Votes

To ratify the appointment of PricewaterhouseCoopers	5,930,696	12,438	74,552

LLP as the independent public accountants of the Company

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

10.1	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer, and PMC Capital, Inc. and PMC Commercial Trust, as Servicers.

10.2	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer.

B.	Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	8/14/01	/s/ Lance B. Rosemore

Lance B. Rosemore President

Date:	8/14/01	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer, and PMC Capital, Inc. and PMC Commercial Trust, as Servicers.

10.2	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer.