Form 10-Q
period 2001-09-30
PMC COMMERCIAL TRUST /TX
filed 2001-11-14
CIK 908311

FORM 10 – Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

YES  X       NO

As of November 6, 2001, Registrant had outstanding 6,442,691 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

September 30, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Income (Unaudited) -

Three and Nine Months Ended September 30, 2001 and 2000	3

Consolidated Statements of Comprehensive Income (Unaudited) -

Three and Nine Months Ended September 30, 2001 and 2000	4

Consolidated Statements of Cash Flows (Unaudited) -

Nine Months Ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	32

PART   I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Investments:

Loans receivable, net	$70,859	$65,645

Real estate investments, net	53,215	65,674

Retained interests in transferred assets	17,343	11,203

Cash equivalents	34	379

Restricted investments	5,430	6,709

Asset acquired in liquidation	418	495

Total investments	147,299	150,105

Other assets:

Cash	16	108

Interest receivable	385	393

Deferred borrowing costs, net	372	415

Other assets, net	351	378

Total other assets	1,124	1,294

Total assets	$148,423	$151,399

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:

Notes payable	$50,097	$53,235

Dividends payable	2,448	2,349

Borrower advances	955	1,284

Interest payable	319	315

Unearned commitment fees	263	343

Due to affiliates	223	1,908

Other liabilities	1,399	2,180

Total liabilities	55,704	61,614

Commitments and contingencies

Beneficiaries’ equity:

Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,574,141 and 6,536,896 shares issued at September 30, 2001 and December 31, 2000, respectively; 6,442,691 and 6,431,646 shares outstanding at September 30, 2001 and December 31, 2000, respectively	66	65

Additional paid-in capital	94,643	94,349

Unrealized appreciation of retained interests in transferred assets	1,781	877

Cumulative net income	65,870	56,677

Cumulative dividends	(68,373)	(61,161)

	93,987	90,807

Less: Treasury stock; at cost, 131,450 shares and 105,250 shares, respectively	(1,268)	(1,022)

Total beneficiaries’ equity	92,719	89,785

Total liabilities and beneficiaries’ equity	$148,423	$151,399

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2001	2000	2001	2000

	(Unaudited)
Revenues:

Interest income — loans	$5,731	$8,542	$1,708	$2,855

Lease income	5,433	5,733	1,730	1,880

Interest and dividends — other investments	121	186	34	53

Income from retained interests in transferred assets	1,208	—	487	—

Other income	364	488	70	116

Total revenues	12,857	14,949	4,029	4,904

Expenses:

Interest	3,079	5,102	915	1,667

Advisory and servicing fees to affiliate, net	1,329	1,510	508	472

Depreciation	1,584	1,699	536	551

General and administrative	179	126	33	39

Legal and accounting fees	76	69	27	18

Provision for loan losses	200	600	—	—

Total expenses	6,447	9,106	2,019	2,747

Income before gain on sale of assets	6,410	5,843	2,010	2,157

Gain on sale of assets	2,783	304	526	—

Net income	$9,193	$6,147	$2,536	$2,157

Basic weighted average shares outstanding	6,428	6,536	6,441	6,534

Diluted weighted average shares outstanding	6,441	6,536	6,443	6,534

Basic and diluted earnings per share	$1.43	$0.94	$0.39	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2001	2000	2001	2000

	(Unaudited)
Net income	$9,193	$6,147	$2,536	$2,157

Change in unrealized appreciation of retained interests in transferred assets:

Unrealized appreciation arising during period, net	967	—	453	—

Less realized gains included in net income	(63)	—	(42)	—

	904	—	411	—

Comprehensive income	$10,097	$6,147	$2,947	$2,157

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net income	$9,193	$6,147

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,584	1,699

Gain on sale of assets	(2,783)	(304)

Accretion of discount and commitment fees	(337)	(352)

Amortization of borrowing costs	43	135

Provision for loan losses	200	600

Loan fees collected, net	446	386

Changes in operating assets and liabilities:

Accrued interest receivable	8	(42)

Other assets, net	27	(6)

Interest payable	4	(43)

Borrower advances	(329)	332

Due to affiliates	(1,685)	(465)

Other liabilities	(777)	(70)

Net cash provided by operating activities	5,594	8,017

Cash flows from investing activities:

Loans funded	(42,425)	(11,564)

Principal collected	4,380	14,311

Proceeds from sale of property, net	12,695	3,063

Proceeds from retained interests in transferred assets	546	—

Investment in retained interests in transferred assets	(1,440)	—

Proceeds received from (purchase of) assets acquired in liquidation, net	77	(6)

Release of restricted investments, net	1,279	3,726

Purchase of furniture, fixtures and equipment	(470)	—

Net cash provided by (used in) investing activities	(25,358)	9,530

Cash flows from financing activities:

Proceeds from securitization transaction, net	29,529	—

Proceeds from issuance of common shares	295	—

Proceeds from revolving credit facility, net	500	795

Purchase of treasury stock	(246)	(86)

Payment of principal on notes payable	(3,638)	(9,138)

Payment of dividends	(7,113)	(9,021)

Net cash provided by (used in) financing activities	19,327	(17,450)

Net increase (decrease) in cash and cash equivalents	(437)	97

Cash and cash equivalents, beginning of year	487	228

Cash and cash equivalents, end of period	$50	$325

Supplemental disclosures:

Interest paid	$2,917	$4,998

Reclassification from loan receivable to asset acquired in liquidation	$—	$581

Loans and interest receivable transferred to limited partnerships	$2,814	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of September 30, 2001 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2001 and our results of operations for the three and nine months ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

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

      The results for the three and nine months ended September 30, 2001 are not necessarily indicative of future financial results.

NOTE 2. Real Estate Investments:

      As of September 30, 2001 our real estate investments consisted of 24 hospitality properties (the “Hotel Properties”) we purchased from Arlington Hospitality, Inc. (“Arlington”), formerly known as Amerihost Properties, Inc., under a sale/leaseback agreement. Pursuant to the sale/leaseback agreement, we leased the Hotel Properties to Arlington Inns, a wholly-owned subsidiary of Arlington, for an initial 10-year period (commencing June 1998), with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of 2% per year beginning January 2002. During January 2001, we amended the sale/leaseback agreement with Arlington relating to the Hotel Properties which provided Arlington with the option to either purchase or facilitate the purchase of eight of the Hotel Properties prior to June 30, 2004. The sale prices are set forth in the amended lease agreement. The stipulated price for each of the Hotel Properties exceeds our cost in the Hotel Properties. To the extent the purchases are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties. In addition, the amendment modified the lease term extensions relating to the properties remaining in our portfolio. During the nine months ended September 30, 2001, we sold five properties (four are under the agreement described above) for $13,000,000 and a net gain of approximately $1,350,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      At September 30, 2001, the aggregate base rent payment for the Hotel Properties was $5,780,000 per year subject to the CPI increases as described above, plus 4% (as amended in January 2001) of the gross room revenues as defined in the lease agreement.

      Our real estate investments consisted of the following as of September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

	(In thousands)
Land	$6,153	$7,681

Buildings and improvements	47,953	57,941

Furniture, fixtures and equipment	4,869	5,319

	58,975	70,941

Accumulated depreciation	(5,760)	(5,267)

Real estate investments, net	$53,215	$65,674

      NOTE 3. Retained Interests in Transferred Assets:

      Upon securitization and sale of our loan pools, we value the Retained Interests (as defined below) in accordance with Statement of Financial Accounting Standards 140 (“SFAS No. 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” since our securitizations meet the definition of a transfer under SFAS No. 140. Our Retained Interests are comprised of three separate asset classifications: (1) the “Reserve Fund,” and the interest earned thereon, which consists of the cash required to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” piece or the “over-collateralized” or “OC” portions of the loans), and (3) the excess cash flow (commonly referred to as the interest-only strip receivable or the “IO Receivable”) that is to be received by us in the future after payment of (a) all interest and principal amounts due under the notes issued by the purchaser of the loans, (b) payment of all principal and interest on the “B” piece, (c) the required repayment of the corpus of the Reserve Fund, and (d) ongoing costs of the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests consisted of the following as of September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

	(In thousands)
Reserve Fund	$3,420	$2,737

OC Piece	8,919	6,234

IO Receivable	5,004	2,232

Total	$17,343	$11,203

      On June 27, 2001, we completed a co-securitization transaction with PMC Capital (the “2001 Joint Venture”). Both PMC Commercial and PMC Capital, Inc. (PMC Capital) sold loans to the 2001 Joint Venture. The 2001 Joint Venture issued approximately $75.4 million of its 2001 Loan-Backed Fixed Rate Notes (the “2001 L.P. Notes”) of which approximately $29.5 million (the “2001 PMCT L.P. Notes”) of net proceeds were allocated to PMC Commercial based on its ownership percentage in the 2001 Joint Venture. At inception of the 2001 Joint Venture, PMC Commercial owned a 40% limited partnership interest in the 2001 Joint Venture with the remainder being owned by PMC Capital. Our ownership of the 2001 Joint Venture was reduced based on the principal payments received on the underlying loans contributed by PMC Commercial was 39% at September 30, 2001. In accordance with SFAS No. 140, the 2001 Joint Venture is a Qualifying Special Purpose Entity (“QSPE”) and, as such, not consolidated in the accompanying financial statements. The 2001 L.P. Notes were issued at par, have a stated maturity of November 2021, were issued with an annual interest rate of 6.36% and were originally collateralized in part by approximately $32.7 million of loans sold by PMC Commercial to the 2001 Joint Venture. The 2001 L.P. Notes were rated “Aaa” by Moody’s Investors Service. This transaction was accounted for as a sale in accordance with SFAS No. 140 and accordingly, we recorded a gain of $1,433,000 in connection with this transaction.

      As there is no quoted market value for our Retained Interests, the fair value is based on management’s estimate of the fair market value. This value may vary significantly from what a willing buyer would pay for these assets. In determining the fair value of the Retained Interests as of September 30, 2001, we utilized certain assumptions which include:

Prepayment rate (a)	8% — 9% CPR

Loss rate (b)	Range from 0.4% to 0.8% per annum

Discount rate (c)	Range from 8.8% to 13.5%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a) CPR is a commonly used term for prepayment speeds and is an abbreviation for constant prepayment rate. Our prepayment rate is based on the performance of the respective loan pool, adjusted for anticipated principal payments considering the current loan pool and similar loans.

(b) Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.4% to 0.8% loss rate covers this inherent risk.

(c) The discount rates are as of September 30, 2001 and are based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment do not necessarily affect our discount rates. The discount rates utilized were (1) 8.8% for our “B” Piece, (2) 10.5% for our Reserve Fund and (3) 13.5% for our IO Receivable.

      The following information summarizes the financial position at September 30, 2001 and December 31, 2000 of our co-securitization transaction completed in December 2000 with our affiliate, PMC Capital (the “2000 Joint Venture”) and the 2001 Joint Venture’s financial position at September 20, 2001:

Summary of Financial Position:

			PMC Joint
			Venture,
	PMC Joint Venture, L.P. 2000		L.P. 2001

	September 30,	December 31,	September 30,
	2001	2000	2001

	(In thousands)
Loans Receivable	$80,223	$83,600	$79,723

Total Assets	$86,429	$87,416	$84,307

Notes Payable	$71,491	$74,505	$73,248

Total Liabilities	$71,954	$74,686	$73,899

Partners’ Capital	$14,475	$12,730	$10,408

      Balances represent 100% of the limited partnership interests in the 2001 Joint Venture and the 2000 Joint Venture. PMC Commercial’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of September 30, 2001 was $57.7 million, $48.0 million and $9.7 million, respectively. PMC Commercial’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of September 30, 2001 was $32.6 million, $28.7 million and $3.9 million, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The following information summarizes the 2000 Joint Venture’s and the 2001 Joint Venture’s results of operations for the nine months ended September 30, 2001 and for the period from June 27, 2001 (inception) through September 30, 2001, respectively:

      Summary of Operations:

	PMC Joint	PMC Joint
	Venture,	Venture,
	L.P. 2000	L.P. 2001

	Nine	For the period from
	Months	June 27 (inception)
	Ended	through
	September 30,	September 30,
	2001	2001

	(In thousands)
Interest Income	$6,033	$2,066

Total Revenues	$6,256	$2,223

Interest Expense	$3,979	$1,228

Total Expenses	$4,163	$1,285

Net Income	$2,093	$938

      Amounts represent 100% of the limited partnership interests in the 2001 Joint Venture and the 2000 Joint Venture. PMC Commercial’s limited partnership allocation of the net income of the 2000 Joint Venture for the nine months ended September 30, 2001 was approximately $1,589,000. PMC Commercial’s limited partnership allocation of the net income of the 2001 Joint Venture for the period from June 27, 2001 (inception) through September 30, 2001 was approximately $454,000.

      In accordance with SFAS No. 140, management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than management’s assumptions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The following summarizes the results of the sensitivity analysis on our Retained Interests as of September 30, 2001:

		Amount of
Changed Assumption	Pro-Forma Value	Asset reduction

Losses increase by 50 basis points per annum	$15,933,000	$1,410,000

Losses increase by 100 basis points per annum	$14,573,000	$2,770,000

Rate of prepayment increases by 5% per annum (1)	$16,747,000	$596,000

Rate of prepayment increases by 10% per annum (1)	$16,315,000	$1,028,000

Discount rates increase by 100 basis points	$16,610,000	$733,000

Discount rates increase by 200 basis points	$15,930,000	$1,413,000

(1)	For example, a 10% assumed CPR would be increased to 15%.

NOTE 4. Notes Payable:

      We have a revolving credit facility that provides funds for originating loans collateralized by commercial real estate. The revolving credit facility provides us with credit availability up to $45 million. The maximum amount (the “Borrowing Base”) that we can borrow is based on eligible loans used as collateral for this facility. The Borrowing Base available on each loan is the lesser of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. As of September 30, 2001, we had $500,000 outstanding under this facility. The outstanding balance bears interest at prime (6% at September 30, 2001). At December 31, 2000, we did not have any outstanding borrowings. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth (as defined in the credit facility) will not exceed 2.0 times. The facility matures in November 2002. At September 30, 2001, we were in compliance with all covenants of this facility.

NOTE 5. Beneficiaries’ Equity:

      For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 2,000 and 13,000 shares for the effect of stock options during the three and nine months ended September 30, 2001. The stock options outstanding during the three and nine months ended September 30, 2000 were anti-dilutive.

      Our Board has authorized a share repurchase program for up to 500,000 of our common shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of September 30, 2001 we had acquired an aggregate of 131,450 shares under the share repurchase program for an aggregate purchase price of $1,268,000, including commissions.

      In January, April and July 2001, we paid $0.365, $0.365 and $0.375, respectively, per share in dividends to common shareholders of record. During September 2001, we declared a

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$0.38 per share dividend to common shareholders of record on September 28, 2001, which was paid on October 9, 2001.

NOTE 6. Related Party Transactions:

      Our loans are originated and serviced by PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers”), which are wholly-owned subsidiaries of PMC Capital, pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers entered into in June 1998 (the “Lease Supervision Agreement” and together with the IMA, the “IMAs”). The IMAs were amended on July 1, 2001 to provide for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to 0.005% of loans funded for the first $20 million in loans and 0.0025% thereafter.

      Fees associated with the IMAs consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands)
Lease Supervision Fee	$339	$377	$107	$123

Investment Management Fee	1,195	1,214	410	385

Total fees incurred	1,534	1,591	517	508

Less:

Cost of structured financing	(60)	—	—	—

Fees capitalized as cost of originating loans	(145)	(81)	(9)	(36)

Advisory and servicing fees to affiliate, net	$1,329	$1,510	$508	$472

NOTE 7. Commitments and Contingencies:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 2001, we had approximately $16.4 million of total loan commitments outstanding to 12 small business concerns predominantly in the lodging industry. Of the total loan commitments outstanding at September 30, 2001, we had approximately $4.9 million of loan commitments outstanding pertaining to six partially funded construction loans and $1.3 million of commitments under the SBA 504 takeout program. Approximately $2.7 million of these commitments are for variable rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.25%. Including the variable rate commitments, the weighted average interest rate on loan commitments at September 30, 2001 was approximately 8.8%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

      With regards to the 2001 Joint Venture and the 2000 Joint Venture, PMC Capital and PMC Commercial have agreed to cross-indemnify to the extent that the poor performance of the loans of one company impairs the required cash flow distributions to the other company.

NOTE 8. Business Segments:

      Operating results and other financial data are presented for the principal business segments of PMC Commercial. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business enterprises, primarily in the lodging industry and (ii) the Property Division which owns Hotel Properties. Our business segment data for the three and nine months ended September 30, 2001 and 2000 was as follows:

	For the Three Months Ended September 30,

	2001			2000

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$1,812	$1,812	$—	$3,024	$3,024	$—

Lease income	1,730	—	1,730	1,880	—	1,880

Income from retained interests in transferred assets	487	487	—	—	—	—

Total	4,029	2,299	1,730	4,904	3,024	1,880

Expenses:

Interest	915	566	349	1,667	1,062	605

Advisory and servicing fees, net	508	401	107	472	349	123

Depreciation	536	—	536	551	—	551

Other	60	60	—	57	57	—

Total	2,019	1,027	992	2,747	1,468	1,279

Income before gain on sale of assets	2,010	1,272	738	2,157	1,556	601

Gain on sale of assets	526	—	526	—	—	—

Net income	$2,536	$1,272	$1,264	$2,157	$1,556	$601

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30,

	2001			2000

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:

Interest income — loans and other portfolio income	$6,216	$6,216	$—	$9,216	$9,216	$—

Lease income	5,433	—	5,433	5,733	—	5,733

Income from retained interests in transferred assets	1,208	1,208	—	—	—	—

Total	12,857	7,424	5,433	14,949	9,216	5,733

Expenses:

Interest	3,079	1,852	1,227	5,102	3,250	1,852

Advisory and servicing fees	1,329	990	339	1,510	1,133	377

Depreciation	1,584	—	1,584	1,699	—	1,699

Provision for loan losses	200	200	—	600	600	—

Other	255	245	10	195	195	—

Total	6,447	3,287	3,160	9,106	5,178	3,928

Income before gain on sale of assets	6,410	4,137	2,273	5,843	4,038	1,805

Gain on sale of assets	2,783	1,433	1,350	304	—	304

Net income	$9,193	$5,570	$3,623	$6,147	$4,038	$2,109

	As of September 30,

	2001			2000

	(In thousands)

Total assets	$148,423	$92,978	$55,445	$185,861	$119,457	$66,404

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

      In addition, our investments include the ownership of commercial properties in the lodging industry. At September 30, 2001, we owned 24 properties with a net book value of $53.2 million. In 1998 and 1999 we acquired a total of 30 motel properties (the “Hotel Properties”) from Arlington Hospitality, Inc. (“Arlington”), formerly known as Amerihost Properties, Inc., in a sale/leaseback transaction. To the extent we can sell some or all of our Hotel Properties for greater than our cost in those properties, we intend to do so. We have amended our sale/leaseback agreement with Arlington to allow for the orderly sale of up to eight properties prior to June 2004. See “Property Ownership.” During the nine months ended September 30, 2001, we sold five properties (four under the agreement described above) for a net gain of approximately $1,350,000.

      We intend to accomplish our goal of maximizing shareholder value by maintaining long-term growth in cash available for distribution to our shareholders. We currently have three principal strategies to achieve this objective: First, we anticipate increasing the funds from operations (“FFO”) generated from our investment portfolio by increasing the size of our portfolio. A subsidiary of our affiliate, PMC Capital, Inc. (“PMC Capital”), identifies loan origination opportunities for us pursuant to an investment management agreement (the “IMA”). We benefit from the established customer base of PMC Capital and their relationships with national hotel and motel franchisers. Our relationship with PMC Capital assists us in finding a consistent flow of lending opportunities. Second, we seek cost-effective financing to maximize our growth through structured financing and securitization arrangements and other funding sources. In December 2000 we completed our first co-securitization with PMC Capital and during June 2001 we completed our second co-securitization. By using a joint venture structure, we reduced our percentage of up-front costs and reduced the negative impact on revenues resulting from having a larger amount of proceeds from the sale of loans (in the securitizations PMC Commercial did by itself) being initially invested in short-term (lower yielding) investments. Third, as detailed below, we intend to continue selectively selling our commercial real estate.

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

      For a detailed description of the risk factors affecting our financial condition and results of operations, see Risk Factors in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000.

Lending Activities

      We are primarily a commercial lender that originates loans to small business enterprises that are principally collateralized by first liens on the real estate of the related business. The Investment Manager receives loan referrals from PMC Capital, which solicits loan applications on our behalf from borrowers, through personal contacts, internet referrals, attendance at trade shows, meetings and correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We are responsible for compensation to PMC Capital for loan referrals as part of our IMA. In addition, the Investment Manager has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the loan.

      Our lending operations consist primarily of making loans to borrowers who operate in the lodging industry. During the nine months ended September 30, 2001 and 2000, we originated and funded $42.4 million and $11.6 million of loans, respectively. During the years ended December 31, 2000 and 1999, we originated and funded $22.5 million and $17.5 million of loans. See “Economy and Competition.”

      As of September 30, 2001, our retained portfolio outstanding was $71.8 million ($70.9 million after reductions for deferred commitment fees and loan loss reserves). As a result of our securitizations in December 2000 and June 2001, our weighted average loans receivable during the nine months ended September 30, 2001 was significantly less than the comparable period of 2000. Since the cash flows from these sold loans in future periods will have an impact on our profitability and our cash available for dividend distributions, we provide information on both our loan portfolio retained (the “Retained Portfolio”) and combined with the loans securitized and sold (the “Aggregate Portfolio”) throughout this Form 10-Q. The Retained Portfolio does not include the $84.2 million aggregate principal balance remaining on the loans securitized and sold during December 2000 and June 2001 (the “Securitized Loans”). Included in the Retained Portfolio are approximately $27.0 million of loans which are fully funded and not encumbered by our structured financing transactions and to the extent they meet the criteria for a securitization could be part of a securitization in the future. The Aggregate Portfolio outstanding was $156.0 million at September 30, 2001. At September 30, 2001, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was approximately

9.8% and 9.7%, respectively. The weighted average contractual interest rate does not include the effects of the accretion of commitment fees on funded loans or prepayment fees earned. The annualized average yields on our Retained Portfolio include all loan fees and prepayment fees earned and are reduced by the provision established for loan losses. For the nine months ended September 30, 2001 and 2000 the annualized average yields on our Retained Portfolio were approximately 9.6% and 10.7%, respectively. For the years ended December 31, 2000, 1999 and 1998 the annualized average yields on our Retained Portfolio were approximately 10.8%, 11.8% and 13.1%, respectively.

      We have a reserve in the amount of $300,000 against those loans that we have determined to be potential “problem loans.” The aggregate principal balance outstanding of our “problem loans” at September 30, 2001 was approximately $2.6 million. In the event any loans are required to be liquidated, management estimates the collateral securing those loans will equal or exceed the principal balance outstanding less the related reserve. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of September 30, 2001 is sufficient to absorb any losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

Property Ownership

      A summary of financial information for the lessee of our properties (Arlington) which has been derived from the Arlington Hospitality, Inc. public filings as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 is as follows:

	September 30,	December 31,
	2001	2000

	(In thousands)
BALANCE SHEET DATA:

Investment in hotel assets	$90,119	$84,835

Cash and short-term investments	4,957	1,729

Total assets	106,239	98,143

Total liabilities	86,453	79,877

Shareholders’ equity	19,786	18,266

	Nine Months Ended September 30,		Three Months Ended September 30,

	2001	2000	2001	2000

		(In thousands)
INCOME STATEMENT DATA:

Total revenue	$58,979	$61,539	$22,556	$23,868

Operating income	5,093	5,394	3,746	3,534

Net income	1,390	4,944	1,857	4,642

      Arlington Hospitality, Inc. is a public entity that files periodic reports with the SEC. Additional information about Arlington can be obtained from the SEC’s website at http://www.sec.gov.

      The following summarizes statistical data regarding our 24 remaining Hotel Properties (1):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
			% Increase			% Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)

Occupancy	56.43%	60.80%	(7.2%)	61.12%	67.08%	(8.9%)

ADR (2)	$57.80	$55.95	3.3%	$58.95	$57.17	3.1%

RevPAR (3)	$32.62	$34.02	(4.1%)	$36.03	$38.35	(6.0%)

Revenue	$13,028,969	$13,646,573	(4.5%)	$4,852,130	$5,164,528	(6.0%)

Rooms Rented	225,409	243,901	(7.6%)	82,302	90,341	(8.9%)

Rooms Available	399,454	401,127	(0.4%)	134,652	134,678	(0.0%)

(1)	Arlington has provided all data.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

      The operating results for our 24 remaining Hotel Properties stabilized during October 2001 with room revenues, ADR and occupancy being unchanged when compared to October 2000. See “Economy and Competition.”

Economy and Competition

      Our primary competition comes from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender and timely credit analysis and decision-making processes. In our opinion, during 2000 and 1999 competitive lending activity was at advance rates and interest rates that were considerably more aggressive than ours. In order to maintain a quality portfolio, we continued to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities were not funded by us.

      During the first half of 2001, we experienced an increase in loan origination opportunities due to the general interest rate environment and competition lessening from banks and conduit lending programs. Our volume of new loans funded in the first nine months of 2001 ($42.4 million) exceeded fundings during the year ended December 31, 2000. However, in the third quarter of 2001, our lending activity declined and loan commitments were reduced due to the downturn in the economy including the hospitality industry.

      The major factors for the increased lending activity in the first half of 2001 included: a drop in rates with 10-year treasuries at just under 6% at the end of September 2000 to just over 5% at the beginning of the year; the curtailment/reduction in lending by banks and other lenders during the first quarter of 2001 as their credit quality was impacted by downturns in other sectors; and PMC Capital forming a strategic alliance with a major franchiser at the beginning of the year.

      As we look to the fourth quarter and the first quarter of 2002, as a result of the economic downturn, there have been reductions in business travel, consumers are rethinking vacations causing a moderation in demand and there has been a resulting slowdown in construction. In addition, the tragic events in the United States on September 11 have led to uncertainty in the nation’s economy for the remainder of 2001 and into 2002. During the weeks immediately following the tragedy, hotels experienced significant short-term declines in occupancy compared to the prior year. Another factor which affects the limited service sector of the hospitality industry is the significant change in gasoline prices. As seen during the second quarter, when gas prices sharply increased, occupancy rates decreased. More recently, it appears that occupancy and revenue per available room (“RevPAR”) trends are rebounding in the limited service sector of the hospitality industry.

      Interest rates were lowered to aid in stimulating the economy and the Federal Reserve has provided liquidity to the economy; however, consumer and business confidence have declined. This lack of confidence has caused significant strain on the travel and hotel industries as well as numerous other industries in the United States. The limited service area continues to outperform the luxury and upscale sectors, with the high-end resort properties experiencing the largest declines. As indicated in published reports, experts have reduced their outlook for the limited service hospitality industry with RevPAR expected to decrease during the fourth quarter of 2001 and rise in RevPAR for 2002 expected to be significantly below recent double digit rises. To the extent that RevPAR for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase. At present, it is not possible for us to predict either the severity or duration of such declines in the medium or long-term, the potential impact on our borrowers and lending operations, or the potential impact on our results of operations, financial condition or cash flows.

Commitments and Contingencies

      Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 2001, we had approximately $16.4 million of total loan commitments outstanding to 12 small business concerns predominantly in the lodging industry. Of the total loan commitments outstanding at September 30, 2001, we had approximately $4.9 million of loan commitments outstanding pertaining to six partially funded construction loans and $1.3 million of commitments under the SBA 504 takeout program. Approximately $2.7 million of these commitments are for variable rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.25%. Including the variable rate commitments, the weighted average interest rate on loan commitments at September 30, 2001 was approximately 8.8%. The above commitments are made in the ordinary course of business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

      With regards to the 2001 Joint Venture and the 2000 Joint Venture, PMC Capital and PMC Commercial have agreed to cross-indemnify to the extent that the poor performance of the loans of one company impairs the required cash flow distributions to the other company. The terms of our other securitizations provide that the partners of the respective special purpose entities or SPEs are not liable for any payment on the respective notes. Accordingly, the SPEs have the exclusive obligation for the repayment of the respective notes, and the holders of the respective notes have no recourse to PMC Commercial or its other subsidiaries or their assets in the event of nonpayment of the underlying loans.

Fluctuations In Quarterly Results

      Our quarterly operating results will fluctuate based on a number of factors, including, but not limited to:

•	completion of a securitization transaction in a particular calendar quarter,
•	gains on property sales,
•	interest rates on the securities issued in connection with our securitization transactions,
•	the volume of loans we originate and the timing of prepayment of our loans,
•	changes in and the timing of the recognition of gains or losses on investments,
•	the degree to which we encounter competition in our markets, and
•	general economic conditions.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

      Our net income during the nine months ended September 30, 2001 and 2000 was $9,193,000 and $6,147,000, or $1.43 and $0.94 per share (basic and fully diluted basis), respectively. The increase of $3,046,000 was primarily the result of (i) an increase in our gain on sale of assets, (ii) increased lending activity that commenced during the first quarter of 2001 and (iii) a reduction of $400,000 in expenses relating to our provision for loan losses.

      Due primarily to the effects of selling a portion of our loan portfolio in our December 2000 and June 2001 securitizations, our total revenues and our interest expense decreased. Our revenues decreased by approximately $2,092,000 (14%), to $12,857,000 during the nine months ended September 30, 2001 from $14,949,000 during the nine months ended September 30, 2000 due to our smaller Retained Portfolio. Our expenses decreased by $2,659,000 (29%), to $6,447,000 during the nine months ended September 30, 2001 from $9,106,000 during the nine months ended September 30, 2000 due to the repayment of outstanding borrowings under our credit facility from the proceeds of our loan sales. Accordingly, our income before gain on sale of assets increased by $567,000 (10%), to $6,410,000 during the nine months ended September 30, 2001 from $5,843,000 during the nine months ended September 30, 2000. Revenues do not include $2,783,000 of gains recorded from selling our loans in a securitization and selling five hotel properties during the nine months ended September 30, 2001 and $304,000 from selling one hotel property during the nine months ended September 30, 2000.

      Interest income — loans decreased by $2,811,000 (33%), to $5,731,000 during the nine months ended September 30, 2001 from $8,542,000 during the nine months ended September 30, 2000. Interest income-loans represents interest earned on our Retained Portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the sale of approximately $56 million of our loan portfolio in our December 2000 securitization and the sale of approximately $33 million of our loan portfolio in our June 2001 securitization. As a result, our weighted average outstanding Retained Portfolio decreased by $37.1 million (33%), to $74.6 million during the nine months ended September 30, 2001 from $111.7 million during the nine months ended September 30, 2000. Our weighted average contractual interest rate on our Retained Portfolio was approximately 9.8% and 10.1% at September 30, 2001 and 2000, respectively. As a result of the sale of loans in our June 2001 securitization, interest income – loans (and interest expense) is expected to be less in 2001 until our Retained Portfolio outstanding increases from investing the remaining proceeds from the sale.

      Lease income decreased by $300,000 (5%), to $5,433,000 during the nine months ended September 30, 2001 from $5,733,000 during the nine months ended September 30, 2000. Lease income decreased primarily due to the sale of Hotel Properties, which decrease was partially offset by the increased percentage rent from 2% to 4% effective January 2001 on our Hotel Property portfolio. Lease income from the base rent will continue to decrease as we sell properties. After giving effect to the sale of the Hotel Properties, our annual base rent is currently $5,780,000 compared to $7,300,000 prior to the property sales.

      Interest and dividends — other investments decreased by $65,000 (35%), to $121,000 during the nine months ended September 30, 2001 from $186,000 during the nine months ended September 30, 2000. This decrease was primarily caused by a decline in our average outstanding short-term investments during the nine months ended September 30, 2001 and declining average yields.

      Income from retained interest in transferred assets was $1,208,000 during the nine months ended September 30, 2001. The income from our retained interest in transferred assets (the “Retained Interests”) is comprised of the yield received on our investment in our Retained

Interests. This increase was primarily a result of the income from our securitizations completed in December 2000 and June 2001. These assets are the restricted cash, an investment in the subordinated portion of the sold receivables and the interest-only strip receivable. During the nine months ended September 30, 2000 we did not own any Retained Interests.

      Other income decreased by $124,000 (25%), to $364,000 during the nine months ended September 30, 2001 from $488,000 during the nine months ended September 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late fees and other loan fees, and (iv) miscellaneous collections. The decrease was attributable to lower prepayment fees which decreased by $124,000 (45%), to $152,000 during the nine months ended September 30, 2001 from $276,000 during the nine months ended September 30, 2000.

      Interest expense decreased by $2,023,000 (40%), to $3,079,000 during the nine months ended September 30, 2001 from $5,102,000 during the nine months ended September 30, 2000. The decrease was attributable to (i) a reduction in the weighted average borrowings outstanding under the revolver to $6.1 million during the nine months ended September 30, 2001 compared to $33.0 million during the nine months ended September 30, 2000 resulting from the use of proceeds received from the December 2000 and June 2001 securitizations used to repay these borrowings and (ii) a reduction in the weighted average interest rate on our variable rate debt.

      Interest expense consisted of the following:

	Nine Months Ended September 30,

	2001	2000

	(In thousands)
Revolving credit facility	$294	$2,000

Structured notes	1,721	1,997

Mortgages on Hotel Properties	882	940

Other	182	165

	$3,079	$5,102

      Depreciation expense decreased by $115,000 (7%), to $1,584,000 during the nine months ended September 30, 2001 from $1,699,000 during the nine months ended September 30, 2000. This decrease is primarily attributable to the sale of Hotel Properties.

      Advisory and servicing fees to affiliate, net decreased by $181,000 (12%), to $1,329,000 during the nine months ended September 30, 2001 from $1,510,000 during the nine months ended September 30, 2000.

      The reduction in fees was primarily a result of reduced Retained Portfolio, reduced Hotel Properties under management, a reduction in the rate charged pursuant to the IMA effective July 1, 2000 and an increase in fees capitalized as a cost of originating loans due to an increase in lending activity during 2001. These reductions were partially offset by fees incurred pursuant to an amendment to the IMA effective July 1, 2001 which provides for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to 0.005% of loans funded for the first $20 million in loans and 0.0025% thereafter. As a result of our Hotel Property sales, the lease supervision fee has been reduced to $404,600 per annum as of September 30, 2001.

      Advisory and servicing fees consisted of the following:

	Nine Months Ended
	September 30,

	2001	2000

	(In thousands)
Lease Supervision Fee	$339	$377

Investment Management Fee	1,195	1,214

Total fees incurred	1,534	1,591

Less:

Cost of structured financing	(60)	—

Fees capitalized as cost of originating loans	(145)	(81)

Advisory and servicing fees to affiliate, net	$1,329	$1,510

      General and administrative expenses increased by $53,000 (42%), to $179,000 during the nine months ended September 30, 2001 from $126,000 during the nine months ended September 30, 2000. The increase was primarily due to fees incurred for banking activities that were expensed during the nine months ended September 30, 2001. There were no comparable fees during the nine months ended September 30, 2000.

      Legal and accounting fees increased by $7,000 (10%), to $76,000 during the nine months ended September 30, 2001 from $69,000 during the nine months ended September 30, 2000. Legal and accounting fees remained at low levels and were stable during these periods.

      Provision for loan losses was $200,000 and $600,000 for the nine months ended September 30, 2001 and 2000, respectively. These loan loss provisions were established based on the determination, through an evaluation of the recoverability of individual loans, by our Board of Trust Managers (the “Board”) that significant doubt exists as to the ultimate realization of a specific loan. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date. The increase in the reserves established during the nine months ended September 30, 2001 of $200,000 was related to two loans that we have identified as potential problem loans.

      The loan loss during the nine months ended September 30, 2000 was primarily attributable to one loan. On August 1, 2000 we foreclosed on the collateral underlying the loan. During the liquidation process, we identified that the collateral was impaired as a result of the general condition of the building. Based on an updated appraisal and the available information on the condition of our collateral at that time, we recorded a $600,000 loss relating to the property, $500,000 of which was reflected during the nine months ended September 30, 2000. We were not in the process of liquidating any loans as of September 30, 2001.

      Gain on sale of assets increased by $2,479,000 (816%), to $2,783,000 during the nine months ended September 30, 2001 from $304,000 during the nine months ended September 30, 2000. The primary reason for the increase was the recognition of $1,433,000 in gain relating to the sale of $32.7 million of loans during June 2001. There were no comparable transactions during the nine months ended September 30, 2000. In addition, during the nine months ended

September 30, 2001 we sold five of our Hotel Properties for $13.0 million resulting in a net gain of $1,350,000. During the nine months ended September 30, 2000 we sold one of our Hotel Properties for $3.2 million resulting in a net gain of $304,000.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Internal Revenue Code, there are no provisions in the financial statements for Federal income taxes.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

      Our net income during the three months ended September 30, 2001 and 2000 was $2,536,000 and $2,157,000, or $0.39 and $0.33 per share (basic and fully diluted), respectively. The increase of $379,000 was primarily the result of an increase in our gain on sale of assets.

      Due primarily to the effects of selling a portion of our loan portfolio in our December 2000 and June 2001 securitizations, our total revenues and our interest expense decreased. Our revenues decreased by approximately $875,000 (18%), to $4,029,000 during the three months ended September 30, 2001 from $4,904,000 during the three months ended September 30, 2000 due to our reduced Retained Portfolio. Our expenses decreased by $728,000 (27%), to $2,019,000 during the three months ended September 30, 2001 from $2,747,000 during the three months ended September 30, 2000 due to the repayment of outstanding borrowings under our credit facility from the proceeds of our loan sale. Accordingly, our income before gain on sale of assets decreased by $147,000 (7%) to $2,010,000 during the three months ended September 30, 2001 from $2,157,000 during the three months ended September 30, 2000.

      Interest income — loans decreased by $1,147,000 (40%), to $1,708,000 during the three months ended September 30, 2001 from $2,855,000 during the three months ended September 30, 2000. Interest income-loans represents interest earned on our Retained Portfolio and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the sale of approximately $56 million of loan portfolio in our December 2000 securitization and the sale of approximately $33 million of loan portfolio in our June 2001 securitization. As a result, our weighted average outstanding Retained Portfolio decreased by $36.7 million (33%), to $73.6 million during the three months ended September 30, 2001 from $110.3 million during the three months ended September 30, 2000. Our weighted average contractual interest rate on our Retained Portfolio was approximately 9.8% and 10.1% at September 30, 2001 and 2000, respectively. As a result of the sale of loans in our June 2001 securitization, interest income – loans (and interest expense) is expected to be less in 2001 until our Retained Portfolio outstanding increases from investing the remaining proceeds from the sale.

      Lease income decreased by $150,000 (8%), to $1,730,000 during the three months ended September 30, 2001 from $1,880,000 during the three months ended September 30, 2000. Lease income decreased primarily due to the sale of Hotel Properties, which decrease was partially offset by the increased percentage rent from 2% to 4% effective January 2001 on our Hotel Property portfolio. Lease income from the base rent will continue to decrease as we sell properties. After giving effect to the sale of the Hotel Properties, our annualized base rent is currently $5,780,000 compared to $7,300,000 prior to the property sales.

      Interest and dividends — other investments decreased by $19,000 (36%), to $34,000 during the three months ended September 30, 2001 from $53,000 during the three months ended September 30, 2000. This decrease was attributable to the decreased average yields on a stable average outstanding short-term investment balance.

      Income from retained interest in transferred assets was $487,000 during the three months ended September 30, 2001. The income from our Retained Interests is comprised of the yield received on our investment in our Retained Interests. This increase was primarily a result of the income from our securitizations completed in December 2000 and June 2001. During the three months ended September 30, 2000 we did not own any Retained Interests.

      Other income decreased by $46,000 (40%), to $70,000 during the three months ended September 30, 2001 from $116,000 during the three months ended September 30, 2000. Other income consists of: (i) prepayment fees, (ii) amortization of construction monitoring fees, (iii) late fees and other loan fees, and (iv) miscellaneous collections. The decrease was attributable to lower prepayment fees. Prepayment fees for the three months ended September 30, 2000 were $46,000. There were no prepayment fees for the three months ended September 30, 2001.

      Interest expense decreased by $752,000 (45%), to $915,000 during the three months ended September 30, 2001 from $1,667,000 during the three months ended September 30, 2000. The decrease was attributable to (i) a reduction in the weighted average borrowings outstanding under the revolver to $206,000 during the three months ended September 30, 2001 from $32.9 million during the three months ended September 30, 2000 resulting from proceeds received from the June 2001 securitization used to repay these borrowings and (ii) a reduction in the weighted average interest rate on our variable-rate debt.

      Interest expense consisted of the following:

	Three Months Ended September 30,

	2001	2000

	(In thousands)
Revolving credit facility	$3	$699

Structured notes	556	623

Mortgages on Hotel Properties	298	302

Other	58	43

	$915	$1,667

      Depreciation expense decreased by $15,000 (3%), to $536,000 during the three months ended September 30, 2001 from $551,000 during the three months ended September 30, 2000. This decrease is primarily attributable to the sale of Hotel Properties.

      Advisory and servicing fees to affiliate, net increased by $36,000 (8%), to $508,000 during the three months ended September 30, 2001 from $472,000 during the three months ended September 30, 2000.

      The increase in fees was primarily a result of additional fees required from the July 2001 amendment to our IMA and a decrease in fees capitalized as a cost of originating loans. The increase in fees was partially offset by our reduced Retained Portfolio and Hotel Properties under management.

      Advisory and servicing fees consisted of the following:

	Three Months Ended
	September 30,

	2001	2000

	(In thousands)
Lease Supervision Fee	$107	$123

Investment Management Fee	410	385

Total fees incurred	517	508

Less:

Fees capitalized as cost of originating loans	(9)	(36)

Advisory and servicing fees to affiliate, net	$508	$472

      General and administrative expenses decreased by $6,000 (15%), to $33,000 during the three months ended September 30, 2001 from $39,000 during the three months ended September 30, 2000. The general and administrative expenses remained at low levels since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

      Legal and accounting fees increased by $9,000 (50%), to $27,000 during the three months ended September 30, 2001 from $18,000 during the three months ended September 30, 2000. Legal and accounting fees remained at low levels and stable during these periods.

      Provision for loan losses. There was no provision for loan losses established during the three months ended September 30, 2001 or 2000. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

      Gain on sale of assets was $526,000 during the three months ended September 30, 2001. There was no gain on sale of assets during the three months ended September 30, 2000. During the three months ended September 30, 2001 we sold two of our Hotel Properties for $5.7 million resulting in a gain of $526,000.

      Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Internal Revenue Code, there are no provisions in the financial statements for Federal income taxes.

Cash Flow Analysis

      We generated $5,594,000 and $8,017,000 from operating activities during the nine months ended September 30, 2001 and 2000, respectively. The primary source of funds from operating activities is our net income.

      Our investing activities reflect a net use of funds of $25,358,000 and a net source of funds of $9,530,000 during the nine months ended September 30, 2001 and 2000, respectively. The $34,888,000 reduction in cash flows relates primarily to an increase in the use of our funds of $30,861,000 for loans funded and a decrease in principal collected of $9,931,000 partially offset by the increase in proceeds from the sale of properties of $9,632,000.

      Our financing activities reflect a net source of funds of $19,327,000 and a net use of funds of $17,450,000 during the nine months ended September 30, 2001 and 2000, respectively. The increase of $36,777,000 was primarily due to; (i) the $29,529,000 in proceeds from our June 2001 securitization transaction and (ii) a decrease in use of funds of $5,500,000 from principal payments on our notes payable. We had lower principal payments required on our notes payable due to less prepayments on the underlying notes held as collateral.

Liquidity and Capital Resources

      The primary use of our funds is to originate loans. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead and interest and principal payments on borrowed funds.

      From 1996 to 1998, our loan origination volume was approximately $42 million per year. As a result of uncertain economic trends and overbuilding in certain regional markets, since 1999 there has been a slowdown in the number of new hospitality properties being built or sold. Our volume dropped to $17.5 million in 1999 as a result of the above and limited availability of funds related to our credit facility. Due to competition and the slowdown in construction of new limited service hospitality properties, our loan origination volume was $22.5 million in 2000. During the first half of 2001, we experienced an increase in loan origination opportunities due primarily to competition lessening from banks and other lenders and to a reduction in interest rates during the first half of 2001 causing more refinancing opportunities. Our loans funded were $42.4 million during the nine months ended September 30, 2001; however, our loan origination activities are presently decreasing due to the uncertain economy, especially as related to the hospitality industry. See “Economy and Competition.”

      We receive funds from the principal paid on our Retained Portfolio. As a result of changes in the credit markets in 1999, including increases in interest rates and a reduction in competition from loan conduits, the pace of prepayment activity decreased commencing with the third quarter of 1999 through the third quarter of 2001. We believe that as a result of the current interest rate environment (the prime rate and treasury notes have decreased substantially during 2001), we may see greater prepayment activity. Since we do not expect the competition to be as strong during this period of reduced interest rates, we do not expect that the prepayment activity will be as high as it was during 1997 and 1998. In addition, the majority of our loan portfolio’s prepayment charges are based on a yield maintenance premium which provides for greater fees as interest rates decrease.

      In general, to meet our liquidity requirements, including expansion of our outstanding loan portfolio, we intend to use:

•	issuance of debt securities including securitizations of loans or properties;
•	our revolving credit facility;
•	borrowings collateralized by the properties;
•	proceeds from sale of our Hotel Properties;
•	placement of corporate long-term borrowings; and/or
•	issuance of additional equity securities.

      Our ability to continue to grow, however, will depend on our ability to borrow funds, sell assets and/or issue equity on acceptable terms. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and operating results.

      For our short-term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. We have a maximum amount (the “Borrowing Base”) that we can have outstanding based on eligible loans used as collateral. The Borrowing Base available on each loan is the lesser of (a) 60% of the value of the project underlying the loan collateralizing the borrowing or (b) 85% of the amount of the loan outstanding. At September 30, 2001, based on our eligible loans, our Borrowing Base was $19.7 million. To the extent these borrowings are reinvested in eligible loans, our Borrowing Base will increase (based on the calculation above) and we anticipate that we would be able to fully utilize our $45 million revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. The Revolver matures during November 2002. At September 30, 2001 we had $500,000 outstanding. As of November 7, 2001, the total amount outstanding under this facility was $7.5 million with a weighted average interest rate of 4.12%. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

      To the extent our future commitments require additional working capital, or to the extent that our affiliate, PMC Capital, is securitizing a portion of their portfolio, we may securitize a portion of our portfolio. Due to the ability to limit the number of loans we are able to include in a loan securitization, we achieve more timely access to the securitization market, a more efficient cost of funds and lower retained interest in loans securitized when we complete a securitization through a joint venture transaction with PMC Capital.

      With regard to our Hotel Properties, we continue to pursue financing on individual properties owned by us. As of September 30, 2001, we had ten mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $14.7 million at a weighted average interest rate of 7.82%. The related notes have interest rates ranging from 7.44% to 8.50% and maturities ranging from May 2004 to December 2017.

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

      The Board has authorized a share repurchase program for up to 500,000 of our outstanding common shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of September 30, 2001, we had acquired an aggregate of 131,450 shares under the share repurchase program for an aggregate purchase price of $1,268,000, including commissions.

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

      Our FFO for the three and nine months ended September 30, 2001 and 2000 was computed as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2001	2000	2001	2000

	(In thousands)
Net income	$9,193	$6,147	$2,536	$2,157

Less gain on sale of assets	(2,783)	(304)	(526)	—

Add depreciation	1,584	1,699	536	551

FFO	$7,994	$7,542	$2,546	$2,708

Basic weighted average shares outstanding	6,428	6,536	6,441	6,534

      Dividends. During January, April and July 2001, we paid $0.365, $0.365 and $0.375, respectively, per share in dividends to common shareholders of record on December 29, 2000, March 30, 2001 and June 29, 2001, respectively. We declared a $0.38 per share dividend to common shareholders of record during September 2001, which was paid in October 2001.

      Our Board considers many factors, including, but not limited to, expectations for future earnings and FFO, interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to quarterly FFO or earnings expectations.

      To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends. See “Funds from Operations”.

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

      A majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Our interest rate risk is primarily related to loan prepayments and pay-offs. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates).

      We have an investment in Retained Interests that is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment do not necessarily affect our discount rates. Significant reductions (or increases) in the discount rates used by the Board in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and ultimately the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $733,000 and $1.4 million, respectively.

      Our liabilities consist primarily of the structured notes payable of approximately $34.9 million at September 30, 2001, debt related to our Hotel Properties of approximately $14.7 million and $500,000 outstanding on our Revolver. The structured notes payable and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. The amount outstanding on our revolver is based on prime and thus subject to adverse changes in market interest rates; however, this amount was repaid on October 5, 2001 and thus does not generate any market risk at September 30, 2001.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

None

B.	Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	11/14/01	/s/ Lance B. Rosemore

Lance B. Rosemore President

Date:	11/14/01	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)