Form 10-K405
period 2001-12-31
PMC COMMERCIAL TRUST /TX
filed 2002-03-28
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on March 20, 2002 as reported on the American Stock Exchange, was approximately $89 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2002, Registrant had outstanding 6,442,291 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002 are incorporated by reference into Part III.

PMC COMMERCIAL TRUST

Form 10-K
For the Year Ended December 31, 2001

PART I

Item 1. BUSINESS

General

     PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company”, “our” or “we”) is a real estate investment trust (“REIT”) that originates loans to small businesses and owns limited service hospitality properties.

     As a commercial lender, we originate loans to small businesses, primarily collateralized by first liens on real estate of the related business. Our loans receivable are primarily to borrowers in the lodging industry. We also originate loans for commercial real estate and the service, retail and manufacturing industries. In addition, our investments include the ownership of commercial properties in the lodging industry.

     We generate income from interest earned on our loans receivable, accretion of income on our retained interests in transferred assets (defined below), other related fee income from our lending activities and rental income from property ownership.

     We intend to maximize shareholder value through long-term growth in cash available for distribution to our shareholders. During 2001 we increased our quarterly dividends paid from $0.365 per share to $0.40 per share. We expect to increase the funds from operations (“FFO”) generated from our investments through increasing our loans receivable. A subsidiary of our affiliate, PMC Capital, Inc. (“PMC Capital”), identifies loan origination opportunities for us pursuant to an investment management agreement. We believe we benefit from the established customer base of PMC Capital and its relationships with national hotel and motel franchisors. Our relationship with PMC Capital assists us in finding lending opportunities. Our loan origination volume during 2001 achieved record levels of $51.7 million compared to $22.5 million during 2000.

     We seek cost-effective financing to fund our growth through structured loan transactions and other funding sources. In December 2000 we completed our first joint structured loan sale transaction with PMC Capital and our second was completed during June 2001. See “Structured Loan Transactions.” By pooling our loans receivable with PMC Capital, we reduced our up-front costs through sharing of costs, and lessened the amount of proceeds from the sale of loans receivable being initially invested in short-term (lower yielding) investments.

     As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. See “Tax Status.” Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers” or the “Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital. See “Investment Management.” We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production offices in Georgia, Arizona and Missouri.

Lending Activities

     We are primarily a commercial lender that originates loans to small businesses that (i) exceed the net worth, asset, income, number of employees or other limitations applicable to the Small Business Administration (the “SBA”) programs utilized by PMC Capital, (ii) require funds in excess of $1.1 million without regard to SBA eligibility requirements, or (iii) require funds which exceed PMC Capital’s non-committed funds and which otherwise meet our underwriting criteria. These loans receivable are primarily collateralized by first liens on real estate of the related business, are generally personally guaranteed by the principals of the entities obligated on the loans receivable and are subject to our underwriting criteria. The Investment Manager receives loan referrals from PMC Capital which solicits loan applications on our behalf from borrowers, through personal contacts, internet referrals, attendance at trade shows and meetings, correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. In addition, the Investment Manager has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.

     We originate loans to small businesses primarily collateralized by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our understanding of the borrowers’ businesses and the flexible terms that we offer. Our approach to assessing new commercial mortgage loans requires an analysis of the replacement cost of the collateral and an analysis of local market conditions. We also consider the underlying cash flow of the real estate tenant or owner-occupant as well as more traditional real estate loan underwriting criteria.

     The underwriting criteria applied by us to evaluate prospective borrowers generally requires such borrowers to (i) provide first-lien real estate mortgages not exceeding 70% of the lesser of appraised value or cost unless credit enhancements such as additional collateral or third party guarantees are obtained, (ii) provide proven management capabilities, (iii) meet historical or projected debt coverage tests determined on a case-by-case basis, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable. We evaluate a number of factors to determine the credit worthiness of the prospective borrower and the amount of required debt coverage for the borrower, including:

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

     We generally price new fixed-rate commercial mortgage loans based on a fixed spread ranging from 3.75% to 4.5% over the ten-year U.S. Treasury rate. At December 31, 2001, 86% of our loans receivable carried a fixed interest rate and 14% carried a floating interest rate based on the prime rate or LIBOR. Our fixed interest rate loans receivable primarily require level payments of principal and interest calculated to amortize the principal on a ten to 25-year basis. Certain loans receivable with less than a 25-year maturity have a balloon payment at maturity. Our variable interest rate loans receivable require payments of principal and interest, reset on a quarterly basis, to fully amortize the loan receivable over its life (typically ten to 20 years.)

     As interest rates moved towards historically low levels during 2001, we expanded the type of loan products offered to include variable-rate loans. We departed from our previous practice of originating only fixed-rate loans for a number of reasons including:

•	Increased market penetration;

•	Reduction of interest rate risk (as interest rates change both our lending rates and short-term borrowing rates will move in the same direction);

•	Ease in maintaining spread on structured loan sale transactions;

•	Interest rates are at or near historical lows; and

•	Broaden our source of funds to include lenders of floating rate/LIBOR funds as well as other types of facilities which may include commercial paper conduits.

     Information on our loans receivable which have been sold and on which we have retained interests (the “Sold Loans”), our loans receivable and combined with our Sold Loans (the “Aggregate Portfolio”) is as follows:

	December 31, 2001			December 31, 2000

	Loans		Aggregate	Loans		Aggregate
	Receivable(1)	Sold Loans	Portfolio	Receivable(1)	Sold Loans	Portfolio

	(Dollars in millions)
Portfolio Outstanding	$79.5	$82.6	$162.1	$66.4	$55.7	$122.1
Weighted Average Interest Rate	9.6%	9.6%	9.6%	10.4%	9.7%	10.0%
Annualized Average Yield(2)	10.5%	10.7%	10.6%	10.8%	9.7%	10.7%
Weighted Average Contractual Maturity (in years)	12.7	16.5	14.7	10.0	16.1	13.0
Provision for Loan Losses(3)	$0.2	—	$0.2	$0.6	—	$0.6
Loan Loss Reserves	$0.3	—	$0.3	$0.1	—	$0.1
Delinquent and Impaired Loans(4)	$1.4	—	$1.4	$1.4	—	$1.4
Lodging Industry Concentration %	90.6%	97.9%	94.3%	94.9%	97.8%	96.2%
Texas Concentration%(5)	23.7%	21.7%	22.7%	23.1%	16.1%	20.0%

(1)	Portfolio outstanding before reserves and deferred commitment fees. Includes the principal balance remaining on loans receivable in the structured loan financing transaction completed in June 1998 in the amount of $39.4 million and $42.8 million at December 31, 2001 and 2000, respectively.

(2)	Includes all loan fees and prepayment fees earned and is reduced by the loan loss reserve.

(3)	For the applicable year ended.

(4)	Includes loans receivable which are either past due greater than 60 days or the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established. The balance does not include the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”). Our Special Mention Loans were $1.1 million (1.4%) of our loans receivable as of December 31, 2001. None of our sold loans were Special Mention Loans at December 31, 2001.

(5)	For Sold Loans at December 31, 2001, Arizona had a concentration percentage of 13.9%. No other state had a concentration greater than 10% as of December 31, 2001.

     The following table sets forth the interest rates we charged on loans originated for the five years ended December 31, 2001:

Interest Rates and Principal Amounts of Loans Originated
(Dollars in thousands)

				Fixed Interest Rate Range
	Weighted
	Average Interest
Year Ended	Rate		Total	8.00-8.99%	9.00-9.99%	10.00-10.99%	11.00-11.99%	Variable

1997	10.68%		$43,129	$—	$1,457	$39,076	$2,596	$—
1998	9.53%		42,968	10,254	23,401	8,343	970	—
1999	9.70%		17,478	2,548	13,637	992	301	—
2000	10.04%		22,508	—	1,873	20,167	468	—
2001	9.53	%(1)	51,683	7,675	24,203	8,540	50	11,215

Total			$177,766	$20,477	$64,571	$77,118	$4,385	$11,215

Percentage of Loan Originations			100.0%	11.5%	36.3%	43.4%	2.5%	6.3%

(1)	The weighted average interest rate on our variable-rate loans receivable at December 31, 2001 was 6.8%.

     The following table sets forth the amount of our loans originated and repaid during the years indicated:

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Loans receivable, net – beginning of period	$65,645	$115,265	$119,712	$109,132	$91,981
Loans originated	51,683	22,508	17,478	42,968	43,129
Loan repayments(1)	(4,965)	(15,135)	(19,650)	(28,519)	(20,825)
Repayments of SBA 504 program loans	(970)	(973)	(2,542)	(3,607)	(5,018)
Loan transferred to AAL(2)	—	(1,181)	—	—	—
Loans sold(3)	(32,662)	(55,675)	—	—	—
Other adjustments(4)	(245)	836	267	(262)	(135)

Loans receivable, net – end of period	$78,486	$65,645	$115,265	$119,712	$109,132

(1)	Includes loans receivable which were repaid prior to their contractual maturity.

(2)	In 2000, a loan receivable was transferred to asset acquired in liquidation (“AAL”), net of a loan loss reserve.

(3)	We sold loans receivable as part of structured loan sale transactions in December 2000 and June 2001.

(4)	Includes the change in the loan loss reserve, the change in deferred commitment fees and the effect of amortization of loans purchased at a discount.

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
First Quarter	$9,761	$301	$7,061	$9,437	$13,955
Second Quarter	22,567	3,924	3,576	16,271	12,795
Third Quarter	10,097	7,340	3,808	8,417	9,128
Fourth Quarter	9,258	10,943	3,033	8,843	7,251

Total	$51,683	$22,508	$17,478	$42,968	$43,129

     The following table is a breakdown of the principal balance outstanding on our loans receivable to borrowers operating in the lodging (national franchises and independent hospitality properties) and commercial real estate industries:

	December 31, 2001

	Aggregate Portfolio			Loans Receivable

	(Dollars in thousands)
						Percentage
	Number of	Principal	Percentage	Number of	Principal	of Loans
Franchise	Properties	Outstanding	of Portfolio	Properties	Outstanding	Receivable

Comfort Inn	16	$26,981	16.6%	9	$15,955	20.1%
Holiday Inn	17	21,751	13.4%	10	11,277	14.2%
Days Inn	14	20,714	12.7%	4	2,949	3.7%
Ramada Inn	10	14,249	8.8%	7	9,272	11.6%
Quality Inn	7	11,212	6.9%	3	4,707	5.8%
Best Western	8	10,604	6.5%	5	5,611	7.1%
Travelodge	4	5,386	3.3%	2	2,594	3.3%
Econolodge	5	4,597	2.8%	2	1,976	2.5%
Super 8	4	4,080	2.5%	2	2,442	3.1%
Country Hearth Inn	3	3,988	2.4%	—	—	—
Hampton Inn	4	3,672	2.3%	3	2,439	3.1%
Sleep Inn	3	3,472	2.1%	2	1,370	1.7%
Country Inn & Suites	1	2,956	1.8%	—	—	—
Microtel Inn	2	2,574	1.5%	2	2,574	3.2%
Sheraton	1	2,312	1.4%	1	2,312	2.9%
Wingate Inn	1	2,249	1.4%	1	2,249	2.8%
Amerihost Inn	1	2,104	1.3%	1	2,104	2.6%
Howard Johnson	2	2,057	1.3%	1	688	0.9%
Budgetel	1	1,407	1.0%	—	—	—
Shoney’s Inn	1	1,262	1.0%	1	1,262	1.6%

	105	147,627	91.0%	56	71,781	90.2%
Independent hospitality properties	5	5,379	3.3%	1	279	0.4%
Commercial real estate	7	9,132	5.7%	5	7,465	9.4%

Total	117	$162,138	100.0%	62	$79,525	100.0%

Property Ownership

     In 1998 and 1999 we acquired 30 limited service hospitality properties (the “Hotel Properties”) from Arlington Hospitality, Inc. (formerly known as Amerihost Properties, Inc.) or its subsidiaries (“Arlington”) for an aggregate purchase price of $73 million in a sale/leaseback transaction. During 2001, we amended our sale/leaseback agreement with Arlington to provide for the orderly sale (at prices in excess of our investment in each property) of up to eight properties prior to June 2004.

     Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, through June 2008, with two renewal options of five years each, and with consumer price index (“CPI”) increases up to a maximum of 2% per year beginning January 2002. Effective January 1, 2002, the lease rate per property increased by 1.1% as a result of this CPI adjustment. See Item 2. – “Properties.” Arlington guarantees the lease payment obligation of Arlington Inns, Inc. The aggregate annual base rent payment for the Hotel Properties was $7.3 million at the inception of the sale/leaseback transaction. As a result of property sales, the aggregate amount of the lease payments received by us for the Hotel Properties was $6.3 million (“Base Rent”) during 2001 and the 2002 annual Base Rent under the lease agreement was reduced to $5.8 million. In addition to our Base Rent, we receive 4% of the gross room revenues as defined in the agreement.

     During 2000 and 2001 we sold six properties (four under the agreement described above) for $16.1 million resulting in net gains of $1.7 million. To the extent the purchases are not completed in the agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties. In addition, the amendment modified the lease term extensions relating to our remaining properties (i) to allow either us or Arlington to extend the leases for the first five year option on an “all or none basis”, (ii) to require Arlington’s right for the second extension to be on an “all or none basis” and (iii) to grant a third extension for the period from June 2018 to September 2020 on an “all or none basis.”

     The economy in general, and the lodging industry in particular, have received increased scrutiny since September 11, 2001. Like most industries, our owned properties had a downturn in performance during September 2001. Our owned properties (like most of the properties on which we lend) are limited service (rooms only) and are primarily located on or near interstate highways within the proximity of revenue generators, such as colleges and hospitals. For the year ended December 31, 2001, room revenues at our owned hotels decreased approximately $507,000 or 2.9%; however, during the fourth quarter of 2001 as well as the first two months of 2002, the room revenues earned by our tenant for our owned properties were above the prior years corresponding period.

Structured Loan Transactions

     General

     Structured loan sale transactions are currently our primary method of obtaining funds for new loan originations.

     In a structured loan sale transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. The terms of the notes payable issued by the SPEs provide that the owners of these SPEs are not liable for any payment on the notes. Accordingly, if the SPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the SPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against PMC Commercial’s assets.

     We account for structured loan sale transactions as sales of our loans receivable; as a result, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. When a structured loan sale transaction is completed; (1) our ownership interests in the SPEs are accounted for as retained interests in transferred assets (the “Retained Interests”) and are recorded at the present value of our estimated future cash flows to be received from the SPE and (2) the difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the initial relative fair value of our Retained Interests is the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net income in the period in which the transactions occur.

     A structured loan financing is similar to a structured loan sale, with the exception that the transaction is not treated as a sale for financial reporting purposes, which means that the loans receivable contributed to the SPE and the notes payable issued by the SPE are included in our consolidated financial statements. Even though the loans receivable and the notes payable are consolidated in a structured loan financing transaction, PMC Commercial has no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets.

     Since we rely on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans.

     Problems in the asset-backed securities market which could affect our ability to complete a structured loan transaction on a timely basis or may cause us to sell our loans receivable on unfavorable terms include the following:

•	Increased interest rates;

•	Increased cash reserve requirements; or

•	A requirement that we hold larger subordinated portions of loans receivable.

     Each of the items described above would have a negative impact on our net income. In addition, certain economic conditions may cause investors in the type of asset-backed securities that we place to widen the “spreads” they require in order to purchase asset-backed securities. See “Risk Factors - Market for Structured Loan Transactions.”

     Cash Flows of the SPEs

     Our Retained Interests consist of required overcollateralization, cash reserves and an interest-only strip receivable (the “IO Receivable”). The value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the SPEs. The estimated future cash flows are calculated based on management’s assumptions concerning, among other things, loan losses, prepayment speeds and discount rates. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on our estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss or as an unrealized loss and recorded on our balance sheet in beneficiaries’ equity.

     We retain a portion of the default and prepayment risk associated with our Retained Interests. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows.

     We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold. Although we believe that we have made reasonable assumptions as to the future cash flows, actual rates of loss or prepayments may vary from those assumed and other assumptions may be revised based upon anticipated future events.

     At the time a structured loan sale transaction is completed, we enter into agreements (the “Credit Enhancement Agreements”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the Credit Enhancement Agreements would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distributions or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

     Structured Loan Sale Transaction Completed During 2001

     On June 27, 2001, we completed a structured loan sale transaction of a pool of fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $32.7 million and $49.2 million, respectively, to an SPE (the “2001 Joint Venture”). The 2001 Joint Venture issued, through a private placement, approximately $75.4 million of its 2001 Loan-Backed Fixed Rate Notes (the “2001 L.P. Notes”) of which approximately $30.1 million (the “2001 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2001 Joint Venture. The 2001 L.P. Notes, issued at par, which have a stated maturity in 2021 and bear interest at 6.36%, are collateralized by the loans receivable contributed by us and PMC Capital to the 2001 Joint Venture. The 2001 L.P. Notes were rated “Aaa” by Moody’s Investors Service. We accounted for this transaction as a sale and recorded a gain of $1,433,000 during 2001 and recorded our Retained Interests at an initial amount of $5,871,000.

     The net proceeds from the issuance of the 2001 PMCT L.P. Notes (approximately $29.5 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2001 Joint Venture, we owned a 39.9% limited partnership interest in the 2001 Joint Venture. Our ownership of the 2001 Joint Venture is based on our share of the capital of the 2001 Joint Venture. Our share of the cash flows from the 2001 Joint Venture is based upon the remaining principal on the underlying loans receivable contributed by us to the 2001 Joint Venture divided by all loans receivable held by the 2001 Joint Venture. At December 31, 2001, we owned a 40.5% limited partnership interest in the 2001 Joint Venture and our share of the cash flows was 37.8%.

     Structured Loan Sale Transaction Completed During 2000

     On December 18, 2000, we completed our first structured loan sale transaction with PMC Capital. We completed the structured loan sale of a pool of fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $55.7 million and $28.0 million, respectively, to an SPE (the “2000 Joint Venture”). The 2000 Joint Venture issued, through a private placement, approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 L.P. Notes”) of which approximately $49.6 million (the “2000 PMCT L.P. Notes”) was allocated to PMC Commercial based on our ownership percentage in the 2000 Joint Venture. The 2000 L.P. Notes, issued at par, which have a stated maturity in 2024 and bear interest at 7.28%, are collateralized by the loans receivable contributed by us and PMC Capital to the 2000 Joint Venture. The 2000 L.P. Notes were rated “Aaa” by Moody’s Investors Service. We accounted for this transaction as a sale and recorded a gain of $1,117,000 during 2000 and recorded our Retained Interests at an initial amount of $11,174,000.

     The net proceeds from the issuance of the 2000 PMCT L.P. Notes (approximately $49.2 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2000 Joint Venture, we owned a 66.5% limited partnership interest in the 2000 Joint Venture. Our ownership in the 2000 Joint Venture is based on our share of the capital of the 2000 Joint Venture. Our share of the cash flows from the 2000 Joint Venture is based upon the remaining principal on the underlying loans contributed by us to the 2000 Joint Venture divided by all loans receivable held by the 2000 Joint Venture. At December 31, 2001, we owned a 66.7% limited partnership interest in the 2000 Joint Venture and our share of the cash flows was 66.6%.

     Joint Structured Loan Sale Transactions

     The terms of the 2001 L.P. Notes and the 2000 L.P. Notes provide that the partners of the 2001 Joint Venture and the 2000 Joint Venture, respectively, are not liable for any payments on the 2001 L.P. Notes or the 2000 L.P. Notes. Accordingly, if the 2001 Joint Venture or the 2000 Joint Venture, respectively, fails to pay the 2001 L.P. Notes or the 2000 L.P. Notes, the sole recourse of the holders of the 2001 L.P. Notes and the 2000 L.P. Notes is against the assets of the 2001 Joint Venture and 2000 Joint Venture, respectively. Accordingly, we have no obligation to pay the 2001 L.P. Notes or the 2000 L.P. Notes, nor do the holders of the 2001 L.P. Notes or the 2000 L.P. Notes have any recourse against our assets.

     PMC Commercial and PMC Capital have entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. If the performance of our sold loans receivable significantly deteriorated, it could be necessary for us to perform under this indemnification agreement. At December 31, 2001, our maximum exposure under the indemnification agreement was approximately $15.5 million which represents the net present value of the Retained Interests reflected on PMC Capital’s consolidated balance sheets for the 2001 Joint Venture and the 2000 Joint Venture. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor does it appear that the loans receivable sold by PMC Capital will cause any permanent cash flow reduction to us.

Investment Management

     Our loans receivable are managed by PMC Advisers (either directly or through its subsidiary) pursuant to an Investment Management Agreement (the “IMA”) and property acquisitions, including the Hotel Properties, are supervised by PMC Advisers pursuant to a separate agreement (the “Lease Supervision Agreement,” and together with the IMA, the “IMAs”).

     PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. We provide loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Capital. In order to further mitigate the potential for conflicts of interest, we have entered into a loan origination agreement (the “Loan Origination Agreement”) with PMC Capital and PMC Advisers. Pursuant to the Loan Origination Agreement, all loans that meet our underwriting criteria are presented to us first for funding. If we do not have available uncommitted funds, origination opportunities presented to us may be originated by PMC Capital or it subsidiaries. Many of our existing and potential borrowers have other projects that are currently financed by PMC Capital.

     During 2001 and 2000, pursuant to the IMA we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans receivable. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. The Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties. In addition, the Lease Supervision Agreement provides for a fee relating to any acquisition of properties of 0.75% of the acquisition cost. Effective July 1, 2001, the IMA provides for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter. Pursuant to the IMAs, including amendments, we incurred an aggregate of approximately $2.0 million; $2.2 million and $2.3 million in management fees for the years ended December 31, 2001, 2000 and 1999, respectively.

SBA Section 504 Program

     We participate as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers an opportunity to enhance the collateral status of loans receivable by allowing us to originate loans with lower loan-to-value ratios. The SBA 504 Program provides assistance to small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least 20% of the equity in a project to be contributed by the principals of the borrower. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $3 million.

Tax Status

     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally are not subject to Federal income tax (including any applicable alternative minimum tax) to the extent that we distribute at least 90% of our REIT taxable income to shareholders. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. REITs are subject to a number of organizational and operational requirements under the Code.

Risk Factors

     Risks Associated with Forward-Looking Statements Included in this Form 10-K

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our loans receivable and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     Volatility in Valuation of our Retained Interests in Transferred Assets

     The value of our Retained Interests is determined based on management’s assumptions concerning, among other things, anticipated defaults and loan losses, prepayment speeds and discount rates. We retain a portion of the default and prepayment risk associated with our Retained Interests. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related estimated cash flows. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon our estimate of the inherent risk associated with each asset.

     Changes in any of our assumptions or actual results which deviate from our assumptions affect the value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.

     Concentration of Investments

     Our loans receivable were approximately 91% and 95% concentrated in the lodging industry at December 31, 2001 and 2000, respectively. In addition, significant portions of the assets underlying our Retained Interests are also loans receivable to the lodging industry. There can be no assurance that we will continue to experience the positive results historically achieved from these lending activities or that market conditions will enable us to maintain or increase this level of loan receivable concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our financial condition and results of operations.

     At December 31, 2001, approximately 24% of our loans receivable were for properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2001. A decline in economic conditions in Texas could have a material adverse effect on our financial condition and results of operations.

     Market for Structured Loan Transactions

     We will continue to need capital to fund loans. Our ability to continue to grow depends, to a large extent, on our ability to complete structured loan transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. A reduction in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund loan originations or to acquire real estate.

     We may experience problems selling fixed-rate loans receivable in a structured loan sale transaction at a cost of funds acceptable to us. It is anticipated that our working capital needs for 2002 will require us to complete a structured loan sale transaction with PMC Capital during the first half of 2002. At present, since our fixed-rate loans receivable have a weighted average interest rate of 10.1% at December 31, 2001, general increases in interest rates will reduce our “spread” when we complete a structured loan transaction. If (i) five-year U.S Treasury rates were to increase to levels above 6%, or (ii) spreads over Treasury for asset-backed securities similar to the type issued by us were to increase sharply (over 150 basis points) from our estimate of present levels, or (iii) a combination thereof, we may not be able to complete a fixed-rate structured loan sale transaction with an acceptable structure because of the reduction between the yield on our fixed-rate loans receivable and the interest needed to be paid to the purchasers.

     Interest Rate and Prepayment Risk

     Prepayments generally increase during times of declining interest rates. When loans receivable are repaid prior to their maturity, we often receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. The lower interest rates we receive on these new loans receivable have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. The impact of the lower lending rates on our net income may be partially offset by the reduced cost of our variable-rate borrowings.

     Prepayments of loans receivable affect our “spread” on the pool of loans receivable sold in our structured loan sale transactions. Prepayments of loans receivable with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayment of loans receivable with lower interest rates.

     Our ability to maximize shareholder value will depend in part on our ability to borrow funds on favorable terms or issue equity at reasonable prices. There can be no assurance that such borrowings or issuances can be achieved. The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds (historically either short-term at variable rates or long-term at fixed rates) and the rate at which we loan these funds (historically long-term, primarily at fixed rates). During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares. As interest rates decline, we may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be re-loaned or invested at lower rates. As a result, these factors may impair our ability to maintain dividend distributions at existing levels.

     Since our loans receivable primarily have fixed rates of interest and we primarily have short-term variable interest rate borrowings, we are subject to interest rate risk that short-term variable rates will increase substantially. In order to mitigate this interest rate risk, we may have to issue debt having decreased advance rates or increased interest rates and/or sell assets. We have also initiated variable rate lending during 2001 which should mitigate this risk as interest rates increase.

     Leverage

     We have borrowed funds and intend to obtain additional funds through advances under our revolving credit facility and through the issuance of mortgage notes payable. As a result, we are leveraged. Private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

     Economy and Competition

     Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers.

     Several factors may impact the ability of our borrowers to meet their contractual payment obligations. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Another factor which affects the limited service sector of the hospitality industry is a significant change in gasoline prices. When gas prices sharply increase over a short period of time, occupancy rates may decrease as a result of less automobile travel. These factors may cause a reduction in revenue per available room (“RevPar”). If RevPAR for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase.

     Risks of Lending to Small Businesses

     Our loans receivable consists primarily of loans to small, privately-owned companies. There is no publicly available information about these companies; therefore, we must rely on the due diligence of our Investment Manager to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay their loan may be adversely impacted by numerous factors, including a downturn in their industry or other negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. Such companies may also experience changes in operating results and typically have highly leveraged capital structures. These factors may have an impact on the ultimate recovery of our loans receivable to such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

     Loan Portfolio

     There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans receivable at times when it may be advantageous for us to liquidate such investments. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of a loan receivable, the effect to our results of operations may be material.

     Ongoing Need For Additional Capital Since Earnings are Required to be Paid as Dividends

     We will continue to need capital to fund loans and, to a lesser extent, for our stock repurchase program. Historically, we have sold loans receivable as part of structured loan sale transactions, borrowed from financial institutions and issued equity securities. A reduction in the availability of funds from financial institutions or the asset-backed securities market could have a material adverse effect on our financial condition and our results of operations. We must distribute at least 90% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loan originations or acquire real estate. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. As a result of our current market price and the availability of a more cost efficient capital structure, we do not anticipate selling additional equity securities during the year ending December 31, 2002.

     Fluctuations In Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	The completion of a structured loan sale transaction in a particular period;

•	Gains or losses on property sales;

•	Interest rates on the securities issued in connection with our structured loan transactions;

•	Interest rate changes;

•	The volume of loans we originate and the timing of prepayment of our loans receivable;

•	Changes in and the timing of the recognition of gains or losses on investments;

•	The degree to which we encounter competition in our markets; and

•	General economic conditions.

     To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a Retained Interest in the loans receivable sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income net of interest expense.

     As a result of the above factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

     Impact of Inflation

     We may use our short-term revolving credit facility that has a variable interest rate cost of funds and availability of $17.1 million for the origination of fixed interest rate loans. As a result, to the extent we have borrowed funds on our short-term revolving credit facility to originate fixed interest rate loans, our cash flow and net spread will be reduced if short-term interest rates were to rise from present levels. At December 31, 2001 we had $8.7 million outstanding under our revolving credit facility with interest based on LIBOR.

     Loss of Pass-Through Tax Treatment

     If a company meets certain diversification and distribution requirements under the Code, it qualifies as a REIT for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders. We anticipate that we will continue to qualify as a REIT under the Code.

     Highly Regulated Environment

     Changes in the laws or regulations governing REITs may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or our results of operations.

     Americans with Disabilities Act

     The Americans with Disabilities Act of 1990 (“ADA”) requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although we believe that the properties that we own or finance are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Pursuant to the master lease agreements relating to the Hotel Properties, costs and fines associated with the ADA are the responsibility of the tenant. However, a substantial expense may affect the borrowers or tenants ability to pay their obligations, and consequently, our cash flow and the amounts available for distributions to shareholders may be adversely affected. To mitigate this risk all construction loans receivable are monitored or certified to meet ADA standards.

Employees

     We have no salaried employees. The Investment Manager provides all personnel required for our operations.

Customers

     We are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

Available Information

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public at the SEC’s internet site www.sec.gov.

Item 2. PROPERTIES

     We operate from the headquarters of the Investment Manager in Dallas, Texas, and through their loan production offices in Georgia, Arizona and Missouri.

     At December 31, 2001, we owned 24 Hotel Properties (not including the limited service property we acquired through the liquidation of a loan receivable). These properties are leased pursuant to operating leases which expire in June 2008, but can be extended through 2020. No lease revenue from any of the 24 properties is greater than 2% of our annual revenues. The following table describes the location, number of rooms, year built and annual base rent relating to each of these properties:

				Annual
		Rooms in	Year	Base
City	State	Hotel	Built	Rent(1)

Eagles Landing	Georgia	60	1995	$232,530
La Grange	Georgia	59	1995	212,310
Smyrna	Georgia	60	1996	222,420
Rochelle	Illinois	61	1997	242,640
Macomb	Illinois	60	1995	262,860
Sycamore	Illinois	60	1996	262,860
Plainfield	Indiana	60	1992	242,640
Mt. Pleasant	Iowa	63	1997	222,420
Storm Lake	Iowa	61	1997	212,310
Coopersville	Michigan	60	1996	242,640
Grand Rapids North	Michigan	60	1995	272,970
Grand Rapids South	Michigan	61	1997	272,970
Monroe	Michigan	63	1997	252,750
Port Huron	Michigan	61	1997	252,750
Tupelo	Mississippi	61	1997	232,530
Warrenton	Missouri	63	1997	262,860
Ashland	Ohio	62	1996	303,300
Marysville	Ohio	79	1990	323,520
Wooster East	Ohio	58	1994	202,200
Wooster North	Ohio	60	1995	202,200
Shippensburg	Pennsylvania	60	1996	232,530
Jackson	Tennessee	61	1998	252,750
McKinney	Texas	61	1997	252,750
Mosinee	Wisconsin	53	1993	171,870

		1,467		$5,843,580

(1)	Annual base rent includes a CPI adjustment (1.1% increase) which was effective January 1, 2002.

Item 3. LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Shares are traded on the American Stock Exchange (the “AMEX”) under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the dividends per share declared by us for each such period.

			Dividends Per
Quarter Ended	High	Low	Share

December 31, 2001	$13.98	$11.80	$0.400
September 30, 2001	$15.24	$11.85	$0.380
June 30, 2001	$14.95	$11.65	$0.375
March 31, 2001	$13.95	$9.00	$0.365

December 31, 2000	$10.44	$8.69	$0.365
September 30, 2000	$11.00	$9.25	$0.460
June 30, 2000	$12.00	$10.00	$0.460
March 31, 2000	$12.63	$9.38	$0.460

December 31, 1999	$13.25	$9.75	$0.460
September 30, 1999	$14.75	$12.88	$0.460
June 30, 1999	$16.13	$14.13	$0.460
March 31, 1999	$16.69	$13.75	$0.460

     On March 20, 2002, there were approximately 540 holders of record of Common Shares and the last reported sales price of the Common Shares was $14.65.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2001. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share information)
Revenues:
Interest income-loans	$7,641	$11,301	$13,269	$13,496	$12,378
Lease income	7,038	7,581	7,531	3,314	—
Interest and dividends – other investments	140	243	281	321	643
Income from retained interests in transferred assets	1,815	73	—	—	—
Other income	540	577	919	2,177	792

Total revenues	17,174	19,775	22,000	19,308	13,813

Expenses:
Interest	4,020	6,782	7,023	4,289	1,726
Depreciation	2,101	2,250	2,213	976	—
Advisory and servicing fees to affiliate, net	1,778	1,954	2,173	1,809	1,449
Realized losses on retained interests in transferred assets	81	—	—	—	—
Provision for loan losses	200	600	—	—	—
Other	342	245	327	863	249

Total expenses	8,522	11,831	11,736	7,937	3,424

Income before gain on sale of assets	8,652	7,944	10,264	11,371	10,389
Gain on sale of assets	2,783	1,421	—	—	—

Net income	$11,435	$9,365	$10,264	$11,371	$10,389

Basic weighted average common shares outstanding	6,431	6,520	6,530	6,498	6,242
Basic and diluted earnings per common share	$1 78	$1.44	$1.57	$1.75	$1.66
Dividends declared, common	$9,789	$11,367	$12,016	$11,592	$10,417
Dividends per common share	$1.52	$1.75	$1.84	$1.78	$1.65
Return on average assets(1)	7.5%	5.1%	5.1%	6.9%	8.6%
Return on average common beneficiaries’ equity(2)	12.5%	10.4%	11.1%	12.2%	11.9%

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Loans receivable, net	$78,486	$65,645	$115,265	$119,712	$109,132
Real estate investments, net	$52,718	$65,674	$70,683	$61,774	$—
Retained interests in transferred assets	$17,766	$11,203	$—	$—	$—
Total assets	$156,275	$151,399	$197,237	$196,690	$115,877
Notes payable and revolving credit facility	$57,070	$53,235	$97,757	$95,387	$18,721
Beneficiaries’ equity	$92,771	$89,785	$91,932	$93,437	$91,242
Total liabilities and beneficiaries’ equity	$156,275	$151,399	$197,237	$196,690	$115,877

(1)	Based on the value of our total consolidated assets on the first day of the year and on the last day of each quarter of such year, divided by five.

(2)	Based on the total beneficiaries’ equity on the first day of the year and on the last day of each quarter of such year, divided by five.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     General

     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. We sell loans receivable through privately-placed structured loan sale transactions. Historically, we have retained residual interests in all loans receivable sold through our ownership in the SPEs.

     Our revenues and realized gains include the following:

•	Interest earned on loans receivable including the effect of commitment fees collected at the inception of the loan;

•	Lease payments on our Hotel Properties;

•	Earnings on our Retained Interests;

•	Interest earned on temporary (short-term) investments;

•	Gains relating to structured loan sale transactions;

•	Gains relating to sales of our Hotel Properties; and

•	Other fees, including late fees, prepayment fees, construction monitoring fees and site visit fees.

     Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, volume of loans receivable which prepay, the mix of loans (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates. For a more detailed description of the risk factors affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of this Form 10-K.

     Lending Operations

     Our lending operations consist primarily of originating loans to borrowers who operate in the lodging industry. During 2001, 2000 and 1999, we originated $51.7 million, $22.5 million and $17.5 million of loans. During 2001, our loan originations increased as a result of the general interest rate environment and a decrease in competition from banks and conduit lending programs. Loans originated during 2001 was our highest historical one year total. See “Economy and Competition.” Our commitments to fund new loans increased to $23.6 million at December 31, 2001 from $22.2 million at December 31, 2000. See “Liquidity and Capital Resources.”

     When originating a loan, we charge a commitment fee. During 2001 and 2000, we collected commitment fees of $521,000 and $547,000, respectively. These fees are deferred and are recognized as an adjustment of yield over the life of the related loan receivable. We had approximately $739,000 and $693,000 in net unamortized deferred commitment fees at December 31, 2001 and 2000, respectively. Approximately $254,000 and $710,000 of previously deferred commitment fees reduced the basis of the loans receivable sold as part of the structured loan sale transactions completed in June 2001 and December 2000, respectively.

     Principal collections on our loans receivable were $5.9 million, $16.1 million and $22.2 million during 2001, 2000 and 1999, respectively. During December 2001 and January 2002, prepayment activity increased as a result of the current interest rate environment (the prime rate and the interest rates on treasury notes decreased substantially during 2001). We believe that we may continue to see increased prepayment activity during the remainder of 2002. Our prepayment charges are primarily based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable may have a prohibition on prepayment during the initial years. When loans receivable are repaid prior to their maturity, we generally receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

     At December 31, 2001, approximately $11.5 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. Prior to 2001, all of our loans receivable had fixed interest rates. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.75% to 4.25%. The prime rate and LIBOR used in determining interest rates during the first quarter of 2002 were 4.75% and 1.86%, respectively. To the extent the prime rate or LIBOR changes, we will see changes in interest income from our variable-rate portfolio.

     Loan Portfolio Performance

     As of December 31, 2001, there were no loans receivable greater than 31 days delinquent. Our policy with respect to loans receivable which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income and reverse previously recorded interest income which is deemed uncollectible. To the extent a loan becomes an impaired loan, we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.

     Historically, we have not had a significant amount of impaired loans or delinquent loans nor have we had a significant amount of charged-off loans. The principal balance outstanding of our impaired loans at December 31, 2001 was approximately $1.4 million. Our impaired loans as of December 31, 2001 as a percentage of our loans receivable and sold loans of our SPEs are 1.8% and 0.0%, respectively. These balances do not include the principal balance of loans which have been identified as potential problems for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”). Our Special Mention Loans were $1.1 million (1.4%) of our loans receivable as of December 31, 2001. None of our sold loans were Special Mention Loans at December 31, 2001.

     Our provision for loan losses as a percentage of our weighted average outstanding loans receivable was 0.27% and 0.55% during 2001 and 2000, respectively. The increased loss percentage in 2000 was due to the loss relating to the foreclosure on a limited service hospitality property. At December 31, 2001, we had a reserve in the amount of $300,000 against loans receivable that we have determined to be potential impaired loans.

     Property Ownership

     In 1998 and 1999 we acquired 30 properties, and we sold six properties during the years ended December 31, 2000 and 2001. Therefore, at December 31, 2001, we owned a total of 24 properties. We lease the properties pursuant to a sale leaseback agreement. A summary of financial information for the lessee of our properties, Arlington Hospitality, Inc. (“Arlington”) which has been derived from the public filings of Arlington as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, is as follows:

	December 31,

	2001	2000

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$98,300	$84,835
Cash and short term investments	4,748	1,729
Total assets	115,175	98,143
Total liabilities	96,107	79,877
Shareholder’s equity	19,067	18,266

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$77,153	$76,151	$76,058
Operating income	5,547	4,653	4,780
Net income	755	4,010	201

     The following table shows statistical data regarding our 24 Hotel Properties(1):

	Years Ended December 31,

	2001	2000	1999

Occupancy	56.35%	58.82%	58.79%
ADR(2)	$56.62	$55.67	$55.75
RevPAR(3)	$31.91	$32.74	$32.77
Room revenue	$17,034,498	$17,541,296	$17,532,730
Rooms rented	300,851	315,115	314,501
Rooms available	533,886	535,745	534,965

(1)	Arlington has provided all data.

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Arlington is a public entity that files periodic reports with the SEC. Additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

     Current Economic Factors

     Our primary competition has come from banks, financial institutions and other lending companies. Many of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers.

     During 2001 there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and there has been a slowdown in construction of hospitality properties. In addition, the tragic events of September 11, 2001 have led to uncertainty in the nation’s economy. During the weeks immediately following the tragedy, hotels experienced significant short-term declines in occupancy compared to the prior year. However, our 24 owned properties showed year over year increases for aggregate room revenues during each month from November 2001 to February 2002. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices in a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease.

     Considering the current economy, it is difficult for us to determine the current and long-term performance of the lodging industry, the potential impact on our borrowers and lending operations or the potential impact on our results of operations, financial condition or cash flows.

     As a result of either an increase in competition, a lack of funding sources or a lack of identifying loans which meet our underwriting criteria, we could have a reduced volume of loan originations. The resulting decrease in loan origination volume would affect our results of operations. To the extent that principal payments on outstanding loans receivable exceeded our loan originations, interest income would be reduced.

     Critical Accounting Considerations and Significant Accounting Policies

     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     We believe the following critical accounting considerations and significant accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Valuation of Loans Receivable

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans receivable, by the Board of Trust Managers (the “Board”) when significant doubt exists as to the ultimate realization of the loan receivable. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of our loan loss reserves. In our analysis, we review various factors, including the value of the collateral securing the loan receivable and the borrower’s payment history. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that there exists significant doubt as to the ultimate collection of a loan receivable, the effect to our results of operations may be material.

     Retained Interests

     We have transferred assets to SPEs in connection with structured loan sale transactions and structured financing transactions. The transfer of assets that qualify for sale treatment under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) are generally accounted for by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The difference between (i) the carrying value of the portion of loans receivable sold and (ii) the relative fair value of the sum of (a) cash received and (b) the present value of the estimated future cash flows from the Retained Interests, constitutes the gain or loss on sale.

     The value of our Retained Interests is established based upon the initial estimate of the anticipated discounted future cash flows retained by us. The assets that comprise our Retained Interests are the restricted cash, an investment in the subordinated portion of the sold receivables and the interest-only strip receivable. Management’s assumptions include estimates of prepayment speeds, default rates, loan losses and discount rates. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loan receivable sold. If prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan sale transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. The discount rate is management’s estimate of a market rate based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates.

     The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. For the year ended December 31, 2001, the yield on our weighted average Retained Interests was 12.7%. Our first structured loan sale transaction was completed on December 18, 2000; therefore, we had minimal income of $73,000 during the year ended December 31, 2000.

     On a quarterly basis, we measure the fair value of, and record income relating to, our Retained Interests based upon the future anticipated cash flows discounted to reflect our estimate of market interest rates for investments of this type. Retained Interests are carried at estimated fair value, with realized losses deducted from net income and unrealized gains and losses recorded in beneficiaries’ equity.

     Since we account for structured loan sale transactions as sales of our loans receivable, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. Our consolidated balance sheets at December 31, 2001 and 2000 do not include $88.8 million and $57.5 million in assets, respectively, and $74.5 million and $49.7 million in liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $17.8 million and $11.2 million at December 31, 2001 and 2000, respectively.

     The following is a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions. The following summarizes the results of the sensitivity analysis as of December 31, 2001:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum(1)	$16,397,000	$1,369,000
Losses increase by 100 basis points per annum(1)	$15,076,000	$2,690,000
Rate of prepayment increases by 5% per annum(2)	$17,143,000	$623,000
Rate of prepayment increases by 10% per annum(2)	$16,658,000	$1,108,000
Discount rates increase by 100 basis points	$17,020,000	$746,000
Discount rates increase by 200 basis points	$16,326,000	$1,440,000

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

     Impact of Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until their disposition. SFAS No. 144 also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less costs to sell and to cease depreciation (amortization). SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset under consideration or a range is estimated for the amount of possible future cash flows. As a result, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS No. 144 on January 1, 2002 and we do not expect that the adoption will have a material impact on our results of operations or financial position.

     Related Party Transactions

     We are managed by the same executive officers as PMC Capital and PMC Advisers. Three of our seven trust managers are directors or officers of PMC Capital. PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. We were organized to provide loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Capital. In order to further mitigate the potential for conflicts of interest, we have entered into the Loan Origination Agreement with PMC Capital and PMC Advisers. Pursuant to the Loan Origination Agreement, all loans that meet our underwriting criteria are presented to us first for funding. If we do not have available uncommitted funds, origination opportunities presented to us may be originated by PMC Capital or it subsidiaries. Many of our existing and potential borrowers have other projects that are currently financed by PMC Capital.

     During 2001 and 2000, pursuant to the IMA we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans receivable. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. In addition, the Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties. Effective July 1, 2001, the IMA provides for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points of the first $20 million in loans receivable funded and 2.5 basis points thereafter. Pursuant to the IMAs, including amendments, we incurred an aggregate of approximately $2.0 million; $2.2 million and $2.3 million in management fees for the years ended December 31, 2001, 2000 and 1999, respectively.

     Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Our net income during the year ended December 31, 2001 and 2000 was $11,435,000 and $9,365,000, or $1.78 and $1.44 per share (basic and fully diluted basis), respectively. The increase of $2,070,000 was primarily the result of a $1,362,000 increase in gain on sale of assets arising from the sale of five hotel properties in 2001 compared to the sale of one hotel property in 2000.

     Our revenues decreased by $2,601,000 (13%), to $17,174,000 during the year ended December 31, 2001 from $19,775,000 during the year ended December 31, 2000 primarily due to our structured loan sale transactions which resulted in a $35.6 million net reduction in our weighted average loans receivable. Revenues do not include $2,783,000 of gains recorded from selling our loans receivable and five hotel properties during the year ended December 31, 2001 and $1,421,000 from selling our loans receivable and one hotel property during the year ended

December 31, 2000. Our expenses decreased by $3,309,000 (28%), to $8,522,000 during the year ended December 31, 2001 from $11,831,000 during the year ended December 31, 2000 due primarily a reduction in interest expense arising from the repayment of outstanding borrowings under our credit facility from the proceeds of our structured loan sale transactions and lower average interest rates on our variable-rate borrowings. Our income before gain on sale of assets increased by $708,000 (9%), to $8,652,000 during the year ended December 31, 2001 from $7,944,000 during the year ended December 31, 2000.

     Interest income – loans decreased by $3,660,000 (32%), to $7,641,000 during the year ended December 31, 2001 from $11,301,000 during the year ended December 31, 2000. Interest income-loans represents interest earned on our loans receivable. This decrease in interest income-loans was primarily attributable to the sale of $32.7 million of our loans receivable in our June 2001 structured loan sale transaction and the sale of $55.7 million of our loans receivable in our December 2000 structured loan sale transaction. As a result, our weighted average loans receivable outstanding decreased by $35.6 million (33%), to $73.0 million during the year ended December 31, 2001 from $108.6 million during the year ended December 31, 2000. In addition, primarily as a result of a decrease in variable interest rates, our weighted average interest rate on loans receivable outstanding declined to 9.6% at December 31, 2001 compared to 10.0% at December 31, 2000. During 2001 we commenced originating loans with a variable interest rate and at December 31, 2001, we had variable-rate loans receivable of $11.5 million outstanding with a weighted average interest rate of 6.8%.

     Lease income decreased by $543,000 (7%), to $7,038,000 during the year ended December 31, 2001 from $7,581,000 during the year ended December 31, 2000. Lease income decreased primarily due to the sale of five of our Hotel Properties in 2001 and one property during 2000. This decrease was partially offset by increased percentage rent from 2% to 4% of room revenue effective January 2001 on our Hotel Property portfolio. Lease income will continue to decrease as we sell properties. Assuming no additional property sales, our 2002 annual base rent is $5.8 million compared to $7.3 million prior to the commencement of the property sales.

     Interest and dividends – other investments decreased by $103,000 (42%), to $140,000 during the year ended December 31, 2001 from $243,000 during the year ended December 31, 2000. This decrease was caused by a decline in our average outstanding short-term investments during the year ended December 31, 2001 and declining average yields.

     Income from retained interests in transferred assets increased $1,742,000 to $1,815,000 during the year ended December 31, 2001 compared to $73,000 during the year ended December 31, 2000. The income from our Retained Interests is comprised of the yield accreted on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our Retained Interests from our structured loan sale transactions completed in December 2000 and June 2001.

     Other income decreased by $37,000 (6%), to $540,000 during the year ended December 31, 2001 from $577,000 during the year ended December 31, 2000. Other income consists of: (i) prepayment fees, (ii) construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees.

     Interest expense decreased by $2,762,000 (41%), to $4,020,000 during the year ended December 31, 2001 from $6,782,000 during the year ended December 31, 2000. The decrease was attributable to (i) a reduction in the weighted average borrowings outstanding under the revolving credit facility to $2.3 million during the year ended December 31, 2001 compared to $12.2 million during the year ended December 31, 2000 resulting from the use of proceeds from the December 2000 and June 2001 structured loan sale transactions used to repay these borrowings and (ii) a reduction in the weighted average interest rate on our revolving credit facility to 5.8% at December 31, 2001 from 7.9% at December 31, 2000.

     Interest expense consisted of the following:

	Years Ended
	December 31,

	2001	2000

	(In thousands)
Structured Notes	$2,271	$2,609
Mortgages on Hotel Properties	1,159	1,234
Revolving credit facility	365	2,732
Other	225	207

	$4,020	$6,782

     Depreciation expense decreased by $149,000 (7%), to $2,101,000 during the year ended December 31, 2001 from $2,250,000 during the year ended December 31, 2000. This decrease is attributable to the sale of five Hotel Properties during 2001.

     Advisory and servicing fees to affiliate, net decreased by $176,000 (9%), to $1,778,000 during the year ended December 31, 2001 from $1,954,000 during the year ended December 31, 2000.

     The reduction in fees was primarily a result of reduced loans receivable, reduced Hotel Properties under management and a reduction in the rate charged pursuant to the IMA effective July 1, 2000. These reductions were partially offset by fees incurred pursuant to an amendment to the IMA effective July 1, 2001 which provides for an annual loan origination fee equal to five basis points of loans receivable funded for the first $20 million in loan originations and 2.5 basis points thereafter. As a result of our Hotel Property sales, the annualized lease supervision fee has been reduced to $404,600 as of January 1, 2002.

     Fees associated with the IMAs consisted of the following:

	Years Ended
	December 31,

	2001	2000

	(In thousands)
Lease Supervision Fee	$441	$500
Investment Management Fee	1,605	1,699

Total fees incurred	2,046	2,199
Less:
Fees capitalized as cost of originating loans	(208)	(145)
Cost of structured financing	(60)	(100)

Advisory and servicing fees to affiliate, net	$1,778	$1,954

     General and administrative expenses increased by $80,000 (55%), to $226,000 during the year ended December 31, 2001 from $146,000 during the year ended December 31, 2000. The increase was primarily due to increases in insurance expense, printing costs and bank fees.

     Legal and accounting fees increased by $17,000 (17%), to $116,000 during the year ended December 31, 2001 from $99,000 during the year ended December 31, 2000. Legal and accounting fees have remained at relatively low levels and were comparable during 2001 and 2000.

     Realized losses on retained interests in transferred assets were $81,000 at December 31, 2001 which was the result of a reduction in expected future cash flows resulting from lower than anticipated income on our reserve funds. We had no realized losses on our Retained Interests for the year ended December 31, 2000.

     Provision for loan losses was $200,000 and $600,000 for the years ended December 31, 2001 and 2000, respectively. These loan loss provisions were established based on the determination, through an evaluation of the recoverability of individual loans receivable, by our Board that significant doubt exists as to the ultimate realization of a specific loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and consideration of the facts and circumstances existing at the evaluation date. The $200,000 provision for loan losses recorded during 2001 was related to two loans receivable that we identified as impaired loans during 2001.

     The provision for loan losses recorded in 2000 was primarily attributable to one loan receivable. On August 1, 2000 we foreclosed on the collateral underlying the loan receivable. During the liquidation process, we identified that the collateral was impaired as a result of the general condition of the building and fixtures. Based on an updated appraisal and the available information on the condition of our collateral at that time, we recorded a $600,000 loss relating to the property. We were not in the process of liquidating any loans receivable as of December 31, 2001 nor were there any delinquent loans.

     Gain on sale of assets increased by $1,362,000 (96%), to $2,783,000 during the year ended December 31, 2001 from $1,421,000 during the year ended December 31, 2000. The primary reason for the increase was the sale of five of our Hotel Properties for $13.0 million resulting in a net gain of $1.4 million during 2001. During the year ended December 31, 2000 we sold one of our Hotel Properties for $3.2 million resulting in a net gain of $304,000. In addition, our gains from structured loan sale transactions increased to $1.4 million from $1.1 million related to the June 2001 and December 2000 transactions, respectively.

     Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Code, there is no provision in the financial statements for Federal income taxes.

     Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Our net income during the year ended December 31, 2000 and 1999 was $9,365,000 and $10,264,000, or $1.44 and $1.57 per share, respectively. Our revenues decreased by approximately $2,225,000, or 10%, to $19,775,000 during the year ended December 31, 2000 from $22,000,000 during the year ended December 31, 1999 due primarily to lower interest income on our outstanding loan portfolio. Our revenues do not include a gain on sale of property in the amount of $304,000 from the sale of one of our Hotel Properties in June 2000 and a realized gain of $1,117,000 from the sale of a portion of our loans receivable. Our expenses include an increase of $600,000 in the provision for loan losses.

     Interest income – loans decreased by $1,968,000 (15%), to $11,301,000 during the year ended December 31, 2000 from $13,269,000 during the year ended December 31, 1999. Interest income-loans represents interest earned on our outstanding loans receivable and the accretion of deferred commitment fees. This decrease in interest income-loans was primarily attributable to the decrease in our weighted average outstanding loans receivable of $12.9 million (11%), to $108.6 million during the year ended December 31, 2000 from $121.5 million during the year ended December 31, 1999. In addition, the accretion of commitment fees was approximately $300,000 less in 2000 compared to 1999 as a result of lower loan receivable prepayment levels during the year ended December 31, 2000. Our weighted average contractual interest rate on loans receivable outstanding continued to decline. The weighted average contractual interest rate was 10.0% at December 31, 2000 compared to 10.1% at December 31, 1999.

     Lease income increased by $50,000 (1%), to $7,581,000 during the year ended December 31, 2000 from $7,531,000 during the year ended December 31, 1999. Lease income increased primarily due to our purchase of the four Hotel Properties in March 1999 and was partially offset by the reduced rent due to the sale of one of our Hotel Properties in June 2000.

     Interest and dividends – other investments decreased by $38,000 (14%), to $243,000 during the year ended December 31, 2000 from $281,000 during the year ended December 31, 1999. This decrease was caused by a decline in our average outstanding short-term investments during the year ended December 31, 2000 as a result of the investment of the proceeds from the 1998 structured loan financing transaction in long-term loans receivable. This decrease was partially offset by increased average yields.

     Income from retained interests in transferred assets was $73,000 for the year ended December 31, 2000. The income from our Retained Interests is comprised of the yield accreted on our Retained Interests. The income from our Retained Interests was a result of our first structured loan sale transaction which was completed in December 2000.

     Other income decreased by $342,000 (37%), to $577,000 during the year ended December 31, 2000 from $919,000 during the year ended December 31, 1999. Other income consists of: (i) prepayment fees, (ii) construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees.

     Interest expense decreased by $241,000 (3%), to $6,782,000 during the year ended December 31, 2000 from $7,023,000 during the year ended December 31, 1999. The decrease was primarily a result of the reduction in interest expense from decreases in the borrowings under our 1998 structured notes and the redemption of the remaining outstanding 1996 structured notes. This decrease was offset by the assumption of the indebtedness on the four Hotel Properties acquired during March 1999, the indebtedness on six of the Hotel Properties primarily entered into during the third quarter of 1999, and increased interest rates on funds borrowed under our revolving credit facility due to the increase in LIBOR during 2000.

     Interest expense consisted of the following:

	Years Ended
	December 31,

	2000	1999

	(In thousands)
Revolving credit facility	$2,732	$2,601
Structured Notes	2,609	3,501
Mortgages on Hotel Properties	1,234	722
Other	207	199

	$6,782	$7,023

     Depreciation expense increased by $37,000 (2%), to $2,250,000 during the year ended December 31, 2000 from $2,213,000 during the year ended December 31, 1999. This increase is primarily attributable to depreciation of the four Hotel Properties acquired during March 1999 and was partially offset as a result of the sale of a Hotel Property in June 2000.

     Advisory and servicing fees to affiliate, net decreased by $219,000 (10%), to $1,954,000 during the year ended December 31, 2000 to $2,173,000 during the year ended December 31, 1999.

     Pursuant to the IMA, we are currently charged fees between 0.40% and 1.55% annually based upon the average principal outstanding of our loans receivable. Prior to July 1, 2000, the maximum fee was 1.67% annually. We entered into the Lease Supervision Agreement with PMC Advisers relating to the supervision of our sale-leaseback agreements with Arlington. We are required to pay an annual fee (the “Lease Supervision Fee”) of 0.70% of the original cost of the Hotel Properties. As of December 31, 2000, the annualized Lease Supervision Fee was $491,000.

     Fees associated with the IMAs consisted of the following:

	Years Ended
	December 31,

	2000	1999

	(In thousands)
Lease Supervision Fee	$500	$573
Investment Management Fee	1,699	1,746

Total fees incurred	2,199	2,319
Less:
Fees capitalized as cost of originating loans	(145)	(65)
Fees capitalized as cost of property acquisitions and structured financing	(100)	(81)

Advisory and servicing fees to affiliate, net	$1,954	$2,173

     The reduction in fees was primarily a result of reduced loans receivable under management and the reduction in the rate charged pursuant to the IMA effective July 1, 2000.

     General and administrative expenses decreased by $39,000 (21%), to $146,000 during the year ended December 31, 2000 from $185,000 during the year ended December 31, 1999. The general and administrative expenses remained at low levels and stable since the majority of the expenses were incurred by PMC Advisers pursuant to the IMAs.

     Legal and accounting fees decreased by $43,000 (30%), to $99,000 during the year ended December 31, 2000 from $142,000 during the year ended December 31, 1999. Legal and accounting fees were not material during either of these respective periods.

     Provision for loan losses was $600,000 for the year ended December 31, 2000. We provided for a $600,000 loan loss provision during the year ended December 31, 2000. There was no provision for loan losses established during the year ended December 31, 1999. The loan loss provision was established based on the determination, through an evaluation of the recoverability of individual loans receivable, by our Board that significant doubt exists as to the ultimate realization of a specific loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and a consideration of the facts and circumstances existing at the evaluation date.

     During August 2000 we foreclosed on the collateral relating to this loan receivable that had an aggregate principal balance outstanding, including costs and expenses related to the foreclosure, of approximately $1.2 million on the date of foreclosure. Upon foreclosure, we established a value of $587,000 for the underlying assets of this loan receivable. The previously established loan loss reserve related to this loan receivable of $600,000 was netted against the outstanding principal of the loan receivable at the time of foreclosure.

     Gain on sale of assets was $1,421,000 during the year ended December 31, 2000. During the year ended December 31, 2000 we recognized approximately $1.1 million in gain relating to our structured loan sale transaction of $55.7 million of loans receivable during December 2000. During June 2000 we sold one of our Hotel Properties for $3.2 million resulting in a net gain of $304,000. There were no comparable transactions during the year ended December 31, 1999.

     Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Code, there is no provision in the financial statements for Federal income taxes.

CASH FLOW ANALYSIS

     We generated $9,198,000 and $11,316,000 in cash from operating activities during the years ended December 31, 2001 and 2000, respectively. The primary source of funds from operating activities is our net income. The decrease in cash flows from operating activities of $2,118,000 (19%) primarily relates to the change in our other operating assets and liabilities and due to affiliates. During the year ended December 31, 2001, we had a net cash outflow of $1,962,000 from our other operating assets and liabilities and due to affiliates compared to a net cash inflow of $339,000 during the year ended December 31, 2000.

     Our investing activities reflect a net use of funds of $32,963,000 and $2,655,000 during the years ended December 31, 2001 and 2000, respectively. The reduction in cash flows in 2001 relates primarily to an increase in the use of our funds of $29,175,000 for loans funded and a decrease in principal collected of $10,173,000 partially offset by an increase in proceeds from the sale of properties of $9,632,000. We sold five properties in 2001 for net proceeds of $12,695,000 compared to one property sold in 2000 for net proceeds of $3,063,000.

     Our financing activities reflect a net source of funds of $23,835,000 and a net use of funds of $8,402,000 during the years ended December 31, 2001 and 2000, respectively. The increase of $32,237,000 was due primarily to (i) an increase in net proceeds from our revolving credit facility from a net use of funds of $34,605,000 to a net source of funds of $8,700,000, (ii) a decrease in use of funds of $5,052,000 from principal payments on our notes payable and (iii) a decrease in use of funds for payment of dividends of $2,464,000. These increases in sources of funds were partially offset by a decrease of $19,638,000 from the differential in proceeds received from our June 2001 structured loan sale transaction compared to our December 2000 structured loan sale transaction.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Funds

     Overview

     Historically, our cash flows provided by operating activities have approximated the dividends paid to our shareholders. In 2002, we anticipate that this relationship will continue and substantially all of our cash flows from operating activities will be used to pay our anticipated 2002 dividend distributions. As a result, our cash flows from operating activities are generally not available to fund our portfolio growth or debt service. During 2001 our loan originations ($51.7 million) and debt repayments ($4.9 million) were primarily funded by:

•	Principal collections on our loans receivable of $5.9 million;

•	Net proceeds from the sale of Hotel Properties of $12.7 million;

•	Proceeds from our structured loan sale transaction of $29.5 million; and,

•	Advances under our revolving credit facility of $8.7 million.

     During 2002, we anticipate loan originations will range from $30 million to $45 million, which we expect to be funded through (i) advances under our revolving credit facility, (ii) structured loan sale transaction(s) and (iii) sales of our Hotel Properties.

     At December 31, 2001, we had $557,000 of cash and cash equivalents, availability of $17.1 million under our Revolver and approximately $23.6 million of total loan commitments and approvals outstanding to 17 small business concerns predominantly in the lodging industry. Approximately $9.8 million of these commitments are for variable-rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.25%. Including the variable-rate commitments, the weighted average interest rate on loan commitments at December 31, 2001 was 7.5%. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     To the extent our future commitments require additional working capital, or that our affiliate, PMC Capital, is marketing a structured loan sale transaction, we may sell a portion of our loans receivable through a structured loan sale transaction. In a joint structured loan transaction, since we can limit the number of loans receivable, we achieve more timely access to the market, a more efficient cost of funds and lower retained interest in loans receivable sold. We are currently in process of marketing a co-securitization transaction with PMC Capital and expect net proceeds of approximately $23 million to be received in the second quarter of 2002.

     Sources of Funds

     General

     Our ability to continue to originate new loans will depend on our ability to borrow funds, sell assets, complete structured loan sale transactions and/or issue equity on acceptable terms. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and results of operations.

     We expect that the sources of funds described below should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we will have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers.

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	Issuance of debt securities including structured loan transactions;

•	Our revolving credit facility;

•	Borrowings collateralized by our Hotel Properties;

•	Proceeds from the sale of our Hotel Properties;

•	Placement of corporate long-term borrowings; and/or,

•	Issuance of additional equity securities.

     Additional sources of funds include principal and interest paid on our loans receivable, rent paid on our Hotel Properties and the cash flow from our Retained Interests. The aggregate rent paid on our Hotel Properties will decrease as we continue to sell Hotel Properties. Assuming no additional properties are sold, the 2002 annual base rent will be $5.8 million. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     We believe that as a result of the current interest rate environment (the prime rate and the interest rates for treasury notes decreased substantially during 2001), we may continue to see increased levels of prepayment activity during 2002. The majority of our loan receivables’ prepayment fees are based on a yield maintenance premium which provides for greater fees as interest rates decrease and many loans receivable have prepayment prohibitions in their early years.

     Structured Loan Sale Transactions

     Since 2000, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $29.5 million and $49.2 million from the completion of structured loan sale transactions during 2001 and 2000, respectively. The cash flow from our Retained Interests is increasing as a result of these structured loan sale transactions. It is anticipated that our primary source of working capital during 2002 will again be structured loan sale transaction(s). In certain economic markets the availability of funds may be diminished or the “spread” charged for funds from structured loan sale transactions may increase causing us to delay a structured loan transaction. A reduction in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund loan originations or to acquire real estate.

     In a structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. The terms of the notes payable issued by the SPEs provide that the owners of these SPEs are not liable for any payment on the notes.

     The timing of, and ability to complete, our structured loan transactions is dependent on several factors. First is the availability of capital under our revolving credit facility. To the extent our commitments to fund loans fully utilize our availability under our revolving credit facility, we will attempt to complete a structured loan sale transaction. Second is the expected interest rate environment. Since most of our loans receivable have fixed rates of interest, in order to reduce a possible interest rate mismatch (in which the cost of the source of funds could increase due to a rise in interest rates), it is preferable to complete a structured loan transaction as close in time as possible to the origination of the loans receivable sold. Since we can combine our loans receivable with loans receivable of PMC Capital for structured loan sale transaction purposes, we can reduce this risk by selling loans receivable more frequently as the combined loan receivable pools attain sufficient size. Third is the economic environment. In certain economic markets the availability of funds might be diminished or the “spread” charged for funds may increase causing us to delay a structured loan sale transaction.

     We may experience problems selling fixed-rate loans receivable in a structured loan sale transaction at a cost of funds acceptable to us. It is anticipated that our working capital needs for 2002 will require us to complete a structured loan sale transaction with PMC Capital during the first half of 2002. At present, since our fixed-rate loans receivable have a weighted average interest rate of 10.1% at December 31, 2001, general increases in interest rates will reduce our “spread” when we complete a structured loan transaction. If (i) five-year U.S Treasury rates were to increase to levels above 6%, or (ii) spreads over Treasury for asset-backed securities similar to the type issued by us were to increase sharply (over 150 basis points) from our estimate of present levels, or (iii) a combination thereof, we may not be able to complete a fixed-rate structured loan sale transaction with an acceptable structure because of the reduction between the yield on our fixed-rate loans receivable and the interest needed to be paid to the purchasers.

     Problems in the asset-backed securities market could affect our ability to complete a structured loan transaction on a timely basis or may cause us to sell the loans receivable on unfavorable terms including:

•	Increased interest rates;

•	Increased cash reserve requirements; or

•	A requirement that we hold larger subordinated portions of loans receivable.

     Each of the items described above would have a negative impact on our net income. In addition, there are other occurrences that could impair our ability, or alter our decision, to complete a structured loan transaction. These events include, but are not limited to, the following:

•	As a result of economic changes, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase asset-backed securities;

•	The deterioration in the performance of either our loan portfolio or the portfolio of PMC Capital may deter potential investors from acquiring our loans;

•	The deterioration in the operations of the limited service sector of the hospitality industry may:

• Deter potential investors from acquiring our loans receivable; or

• Lower the available rating from the rating agencies.

•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from acquiring our loans receivable; and,

•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the “spread” on our transaction.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan receivable originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     We are presently in the process of marketing a structured loan sale transaction of approximately $27 million of our loan portfolio for estimated net proceeds of approximately $23 million. These transactions are very sensitive to changes in market conditions. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to delay or postpone a transaction, there can be no assurance of a successful outcome. Completion of this structured loan sale transaction is expected in the second quarter of 2002. Based on our discussions with the rating agencies, our investment bankers and with potential investors, we believe that a market for our loans receivable exists and the interest rate spreads and all-in costs of this structured loan transaction are similar to our previously issued transactions.

     Since we account for structured loan sale transactions as sales of our loans receivable, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. Our consolidated balance sheets at December 31, 2001 and 2000 do not include $88.8 million and $57.5 million in assets, respectively, and $74.5 million and $49.7 million in liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $17.8 million and $11.2 million at December 31, 2001 and 2000, respectively.

     Debt

     For our short-term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At December 31, 2001, based on our eligible loans receivable, our Borrowing Base was $25.8 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and we anticipate that we would be able to fully utilize our $45 million revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. As of December 31, 2001, we had $8.7 million outstanding under this facility with interest based on LIBOR. The weighted average interest rate on our Revolver at December 31, 2001 was 3.55%. The Revolver matures in November 2002. We are currently negotiating to extend the maturity date on the Revolver for an additional one-year period. We anticipate that the extension will reduce the maximum amount that we can borrow to $30 million which is commensurate with our current borrowing needs. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

     With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of December 31, 2001, we had ten mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $14.6 million at a weighted average interest rate of 7.83%. The related notes have interest rates ranging from 7.44% to 8.50% and maturities ranging from May 2004 to December 2017.

     Uses of Funds

     General

     The primary use of our funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead, interest and principal payments on borrowed funds and the purchase of treasury stock. As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. As a result, those earnings will not be available to fund future investments.

     Loan Originations

     From 1996 to 1998, our loan origination volume was approximately $42 million per year. As a result of uncertain economic trends and overbuilding in certain regional markets, during 1999 and early 2000 there was a slowdown in the number of new hospitality properties that were built or sold, combined with significant competition. Our volume dropped to $17.5 million in 1999 as a result of these factors and the limited availability of funds under our revolving credit facility. In 2000, our loan originations increased to $22.5 million as a result of increased availability of funds from our revolving credit facility and a decrease in competition from conduit lending programs. During 2001, we again experienced an increase in loan origination opportunities due primarily to competition lessening from banks and other lenders and to a reduction in interest rates causing more refinancing opportunities. Loan originations during 2001 were $51.7 million.

     While we experienced a high volume of origination activity in 2001, our fourth quarter volume was not as high as the prior year’s fourth quarter volume, and our commitments to originate new loans has been decreasing. As of December 31, 2001, our commitments of approximately $23.6 million were comparable to prior years, however, the volume of new business was lower in January and February 2002 compared to January and February 2001. While activity over such a short time period is not necessarily indicative of volume over the remainder of 2002, it does show a downward trend in loan originations. We anticipate that quarterly loan origination volumes (which averaged approximately $12.9 million per quarter in 2001) will range from $6 million to $12 million per quarter in 2002 and annual loan origination volume will range from $30 million to $45 million.

     Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at December 31, 2001:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable(1)	$48,370	$1,755	$10,168	$4,466	$31,981
Revolving credit facility(2)	8,700	8,700	—	—	—

Total contractual cash obligations	$57,070	$10,455	$10,168	$4,466	$31,981

(1)	Maturities of our 1998 structured notes payable are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments or defaults and loans losses.

(2)	Our available borrowing base on our revolving credit facility at December 31, 2001 was $17.1 million.

     Our commitments at December 31, 2001 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification(1)	$—	$—	$—	$—	$—
Other commitments(2)	23,628	23,628	—	—	—

Total commitments	$23,628	$23,628	$—	$—	$—

(1)	Represents our cross indemnification with PMC Capital related to the 2001 Joint Venture and the 2000 Joint Venture with a maximum exposure at December 31, 2001 of $15.5 million as discussed in detail below.

(2)	Represents our loans commitments and approvals outstanding.

     In a structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. The terms of the notes payable issued by the SPEs provide that the owners of these SPEs are not liable for any payment on the notes. Accordingly, if the SPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the SPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. As a result, neither the assets contributed to the SPEs nor the notes payable issued by the SPEs are included in our consolidated financial statements.

     PMC Commercial and PMC Capital have entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. If the performance of our sold loans receivable significantly deteriorated, it could be necessary for us to perform under this indemnification agreement. At December 31, 2001, our maximum exposure was approximately $15.5 million which represents the net present value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the 2001 Joint Venture and the

2000 Joint Venture. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reduction to us.

     At the time a structured loan sale transaction is completed, we enter into Credit Enhancement Agreements that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the Credit Enhancement Agreements would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distribution or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

     Pursuant to the trust indenture for PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), distributions of its net assets are limited and restricted for payment to its noteholders. Our required reserve amount ($2.4 million at December 31, 2001), included in restricted investments in our consolidated balance sheets, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of December 31, 2001 and 2000, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

     Equity and Dividends

     During April, July and September 2001 we paid $0.365, $0.375 and $0.38, respectively, per share in dividends to common shareholders. During December 2001, we declared a $0.40 per share dividend to common shareholders of record on December 31, 2001, which was paid during January 2002.

     Our Board considers many factors including, but not limited to, expectations for future earnings and FFO, taxable income, interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances in determining dividend policy. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any singular factor such as quarterly FFO or earnings expectations.

     To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends.

     The Board has authorized a share repurchase program, expiring June 6, 2002, for up to 500,000 of our outstanding Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2001, we had acquired 132,850 shares under the share repurchase program for an aggregate purchase price of $1,285,000, including commissions.

FUNDS FROM OPERATIONS (“FFO”)

     We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis.”

     Our FFO for the years ended December 31, 2001, 2000 and 1999 was computed as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net income	$11,435	$9,365	$10,264
Less gain on sale of assets	(2,783)	(1,421)	—
Add depreciation	2,101	2,250	2,213

FFO	$10,753	$10,194	$12,477

Basic weighted average shares outstanding	6,431	6,520	6,530

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since our balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below.

     A majority of our investment portfolio (approximately 86%) consists of fixed interest rate loans receivable and, as a result, changes in interest rates do not have an immediate impact on interest income with regard to these loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan receivable prepayments and pay-offs. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates). See Item 1,“Business-Risk Factors-Interest Rate and Prepayment Risk.”

     As of December 31, 2001, we had $11.5 million of variable-rate loans receivable and $8.7 million of variable-rate debt. On the $2.8 million differential between our variable-rate loans receivable outstanding and our variable-rate debt we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. Due to decreases in the prime rate and LIBOR during the fourth quarter of 2001, our variable-rate loans receivable and current cost of funds on our variable-rate debt have decreased by 125 basis points effective as of January 1, 2002. Assuming there was no change to our outstanding debt or loans receivable, annualized interest income and expense would decrease from current levels by $144,000 and $109,000, respectively.

     Our liabilities consisted primarily of the structured notes payable of approximately $33.8 million at December 31, 2001, debt related to our Hotel Properties of approximately $14.6 million and $8.7 million outstanding on our Revolver. The structured notes payable and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. The amount outstanding on our Revolver is based on LIBOR and thus subject to adverse changes in market interest rates. If interest rates were to increase by 200 basis points, we would have an increase in interest expense of $174,000 on an annual basis assuming there were no increases or decreases in the balance outstanding under our Revolver.

     We have an investment in Retained Interests that is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment may not affect our discount rates. However, significant changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on their recorded value. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if the discount rates used by the Board of Trust Managers, were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests would decrease by $746,000 and $1.4 million, respectively.

     Although management believes that the above described measures are indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our balance sheet and other business developments that could affect our net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

(1)	Financial Statements –
See index to Financial Statements set forth on page F-1 of this Form 10-K.

(2)	Financial Statement Schedule –
Schedule III – Real Estate and Accumulated Depreciation

(3)	Exhibits
See Exhibit Index beginning on page E-1 of this Form 10-K.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust

	By:	/s/ Lance B. Rosemore Lance B. Rosemore, President

Dated March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DR. ANDREW S. ROSEMORE Dr. Andrew S. Rosemore	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 28, 2002

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 28, 2002

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (principal financial and accounting officer)	March 28, 2002

/s/ IRVING MUNN Irving Munn	Trust Manager	March 28, 2002

/s/ ROY H. GREENBERG Roy H. Greenberg	Trust Manager	March 28, 2002

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 28, 2002

/s/ DR. IRA SILVER Dr. Ira Silver	Trust Manager	March 28, 2002

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 28, 2002

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Shareholders and Board of Trust Managers
PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 7, 2002

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Investments:
Loans receivable, net	$78,486	$65,645
Real estate investments, net	52,718	65,674
Retained interests in transferred assets	17,766	11,203
Restricted investments	5,206	6,709
Cash equivalents	543	379
Asset acquired in liquidation	424	495

Total investments	155,143	150,105

Other assets:
Interest receivable	394	393
Deferred borrowing costs, net	357	415
Cash	14	108
Other assets, net	367	378

Total other assets	1,132	1,294

Total assets	$156,275	$151,399

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$48,370	$53,235
Revolving credit facility	8,700	—
Dividends payable	2,577	2,349
Borrower advances	1,028	1,284
Interest payable	317	315
Unearned commitment fees	183	343
Due to affiliates	528	1,908
Other liabilities	1,801	2,180

Total liabilities	63,504	61,614

Commitments and contingencies
Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,574,141 and 6,536,896 shares issued at December 31, 2001 and 2000, respectively; 6,441,291 and 6,431,646 shares outstanding at December 31, 2001 and 2000, respectively	66	65
Additional paid-in capital	94,643	94,349
Net unrealized appreciation of retained interests in transferred assets	2,185	877
Cumulative net income	68,112	56,677
Cumulative dividends	(70,950)	(61,161)

	94,056	90,807
Less: Treasury stock; at cost, 132,850 shares and 105,250 shares, respectively	(1,285)	(1,022)

Total beneficiaries’ equity	92,771	89,785

Total liabilities and beneficiaries’ equity	$156,275	$151,399

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenues:
Interest income – loans	$7,641	$11,301	$13,269
Lease income	7,038	7,581	7,531
Income from retained interests in transferred assets	1,815	73
Interest and dividends – other investments	140	243	281
Other income	540	577	919

Total revenues	17,174	19,775	22,000

Expenses:
Interest	4,020	6,782	7,023
Depreciation	2,101	2,250	2,213
Advisory and servicing fees to affiliate, net	1,778	1,954	2,173
General and administrative	226	146	185
Provision for loan losses	200	600	—
Legal and accounting fees	116	99	142
Realized losses on retained interests in transferred assets	81	—	—

Total expenses	8,522	11,831	11,736

Income before gain on sale of assets	8,652	7,944	10,264
Gain on sale of assets	2,783	1,421	—

Net income	$11,435	$9,365	$10,264

Basic weighted average shares outstanding	6,431	6,520	6,530

Diluted weighted average shares outstanding	6,443	6,520	6,539

Basic and diluted earnings per share	$1.78	$1.44	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Net income	$11,435	$9,365	$10,264

Change in net unrealized appreciation of retained interests in transferred assets:
Net unrealized appreciation arising during period	1,435	877	—
Less realized gains included in net income	(127)	—	—

	1,308	877

Comprehensive income	$12,743	$10,242	$10,264

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity

Balances, January 1, 1999	6,520,037	$65	$94,102	$—	$37,048	$(37,778)	$—	$93,437
Shares issued through exercise of stock options	2,130	—	31	—	—	—	—	31
Shares issued through dividend reinvestment and cash purchase plan	14,729	—	216	—	—	—	—	216
Dividends ($1.84 per share)	—	—	—	—	—	(12,016)	—	(12,016)
Net income	—	—	—	—	10,264	—	—	10,264

Balances, December 31, 1999	6,536,896	65	94,349	—	47,312	(49,794)	—	91,932
Net unrealized appreciation	—	—	—	877	—	—	—	877
Shares repurchased	(105,250)	—	—	—	—	—	(1,022)	(1,022)
Dividends ($1.75 per share)	—	—	—	—	—	(11,367)	—	(11,367)
Net income	—	—	—	—	9,365	—	—	9,365

Balances, December 31, 2000	6,431,646	65	94,349	877	56,677	(61,161)	(1,022)	89,785
Net unrealized appreciation	—	—	—	1,308	—	—	—	1,308
Shares repurchased	(40,829)	—	—	—	—	—	(443)	(443)
Shares issued through exercise of stock options	50,474	1	294	—	—	—	180	475
Dividends ($1.52 per share)	—	—	—	—	—	(9,789)	—	(9,789)
Net income	—	—	—	—	11,435	—	—	11,435

Balances, December 31, 2001	6,441,291	$66	$94,643	$2,185	$68,112	$(70,950)	$(1,285)	$92,771

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$11,435	$9,365	$10,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,101	2,250	2,213
Realized loss on retained interests in transferred assets	81	—	—
Gain on sale of assets	(2,783)	(1,421)	—
Accretion of discount and commitment fees	(485)	(533)	(776)
Amortization of borrowing costs	58	106	130
Provision for loan losses	200	600	—
Commitment fees collected, net	521	547	41
Construction monitoring fees collected, net	32	63	50
Other operating assets and liabilities	(582)	554	383
Due to affiliates	(1,380)	(215)	(209)

Net cash provided by operating activities	9,198	11,316	12,096

Cash flows from investing activities:
Loans funded, net	(51,683)	(22,508)	(17,478)
Principal collected	5,935	16,108	22,192
Proceeds from sale of property, net	12,695	3,063	—
Proceeds from retained interests in transferred assets	633	—	—
Investment in retained interests in transferred assets	(1,627)	(2,311)	—
Purchase of real estate and furniture, fixtures, and equipment	(490)	—	(4,196)
Proceeds received from asset acquired in liquidation, net	71	86	—
Release of restricted investments, net	1,503	2,907	3,674

Net cash provided by (used in) investing activities	(32,963)	(2,655)	4,192

Cash flows from financing activities:
Proceeds from issuance of common shares	295	—	31
Purchase of treasury stock	(263)	(1,022)	—
Proceeds from (payments on) revolving credit facility, net	8,700	(34,605)	6,070
Proceeds from structured loan sale transactions, net	29,529	49,167	—
Proceeds from issuance of notes payable	—	—	8,575
Payment of principal on notes payable	(4,865)	(9,917)	(19,141)
Payment of issuance costs on notes	—	—	(60)
Payment of dividends	(9,561)	(12,025)	(11,760)

Net cash provided by (used in) financing activities	23,835	(8,402)	(16,285)

Net increase in cash and cash equivalents	70	259	3
Cash and cash equivalents, beginning of year	487	228	225

Cash and cash equivalents, end of year	$557	$487	$228

Supplemental disclosures:
Reclassification from loans receivable to asset acquired in liquidation	$—	$1,181	$—

Dividends reinvested	$—	$—	$216

Interest paid	$3,808	$6,654	$7,151

Assets purchased with assumed debt	$—	$—	$6,926

Loans and interest receivable transferred to SPEs	$2,814	$6,125	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

     Business

     PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We obtain current income from interest earned on the investment portfolio, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the lodging industry. Our investment advisor is PMC Advisers, Ltd. and its subsidiary (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, Inc. (“PMC Capital”), a regulated investment company traded on the American Stock Exchange (symbol “PMC”) and related to us through common management.

     Principles of Consolidation

     The consolidated financial statements include the accounts of PMC Commercial Trust and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

     Our ownership interest in special purpose entities (“SPEs”) created in conjunction with structured loan sale transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) in our consolidated balance sheets. At December 31, 2001 the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) of which we own approximately 66.7% and 40.5%, respectively. PMC Capital owns the remaining interests in the 2001 Joint Venture and the 2000 Joint Venture.

     Loans Receivable, net

     Loans receivable are carried at their outstanding principal balance less net deferred fee revenue and loan loss reserves. Deferred fee revenue is included as a reduction to the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan receivable as an adjustment of the yield. A loan loss reserve is established by our Board of Trust Managers based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and considers the facts and circumstances existing at the evaluation date. Our evaluation of the adequacy of the reserve is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent payment appears impaired, the estimated value of collateral.

     Real Estate Investments

     Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. The buildings and improvements are being depreciated utilizing a 35-year useful life and the furniture, fixtures and equipment are being depreciated over a seven-year useful life. Upon retirement or sale, the cost and related accumulated depreciation are removed from our books and any resulting gains or losses are included in the consolidated statements of income. Under the lease agreements with the lessee of our Hotel Properties, routine maintenance and repairs are the responsibility of the lessee and are charged to the lessee’s operations as incurred; major replacements, renewals and improvements are capitalized.

     We periodically review the carrying value of each hotel property to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the difference between the current estimated fair value and the carrying amount of the asset. We do not believe that there are any current facts or circumstances indicating impairment of any of our real estate investments.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Retained Interests in Transferred Assets

     Retained Interests represents our interest in loans receivable that were contributed to the SPEs and have been recorded as sold. Retained Interests are carried at estimated fair value, with realized losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. The future cash flows are based in part upon our estimate of prepayment speeds, loan losses and discount rates. We estimate prepayments speeds and loan losses based on the current and anticipated interest rate environment, the current and anticipated competitive environment and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates.

     Assets Acquired in Liquidation

     Assets acquired in liquidation are carried at the estimated value of the collateral obtained upon foreclosure of a loan receivable.

     Cash and Cash Equivalents

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

     Deferred Borrowing Costs

     Costs incurred in connection with the issuance of notes payable are being amortized over the life of the related obligation using the effective interest method.

     Interest Income

     Interest income includes interest earned on loans and our short-term investments. Interest income on loans is accrued as earned and the accrual of interest is generally suspended when the related loan becomes a non-accrual loan. Loans receivable are generally classified as non-accrual (a “Non-Accrual Loan”) if (i) they are past due as to payment of principal or interest for a period of more than 60 days, (ii) a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off or (iii) loans receivable that are current or past due less than 60 days if the repayment in full of principal and/or interest is in doubt. Interest income on a Non-Accrual Loan is recognized on the cash basis and we reverse previously recorded interest income which is deemed uncollectible.

     When originating a loan receivable, we charge a commitment fee. These fees are deferred and are recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.

     Lease Income

     Lease income represents base and percentage rents on our hotel properties. The fixed lease payments are reported as income in accordance with the terms of the lease agreements. In addition, we receive a fixed percentage of the monthly room revenue of our leased hotel properties which is reported as income when earned.

     Income Taxes

     We have elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To the extent we qualify for taxation as a REIT, we generally will not be subject to a federal corporate income tax on our taxable income that is distributed to our shareholders. In order to remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of our taxable income within the specified time in accordance with the Code.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (ii) the reported amounts of revenues and

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve valuing and recording income on the Retained Interests and in determining loan loss reserves for loans receivable.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 2. Loans Receivable:

     We primarily originate loans: (i) to small businesses that exceed the net worth, asset, income, number of employee or other limitations applicable to the Small Business Administration (the “SBA”) programs utilized by PMC Capital or (ii) in excess of $1.1 million to small businesses without regard to SBA eligibility requirements. Such loans receivable are primarily collateralized by first liens on real estate.

     At December 31, 2001, approximately $11.5 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. Prior to 2001, all of our loans receivable had a fixed rate of interest. The weighted average interest rate on our fixed-rate loans receivable was 10.1% and 10.4% at December 31, 2001 and 2000, respectively. The weighted average interest rate on our variable-rate loans receivable was 6.8% at December 31, 2001.

     Loans receivable consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Loans receivable	$79,525	$66,438
Less:
Deferred commitment fees, net	(739)	(693)
Loan loss reserve	(300)	(100)

Loans receivable, net	$78,486	$65,645

     Loans receivable with a balance of $1.4 million at December 31, 2001 have been identified as problem loans or litigation has commenced against the borrowers. At December 31, 2001, these loans receivable were current as to payments of principal and interest. At December 31, 2000, we did not have any loans receivable identified as problem loans.

     Our loans receivable are approximately 91% concentrated in the lodging industry at December 31, 2001. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our financial condition or results of operations. At December 31, 2001, approximately 24% of our loans receivable consisted of loans receivable to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 2001.

Note 3. Real Estate Investments:

     Our real estate investments consist of hospitality properties (the “Hotel Properties”) we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), formerly known as Amerihost Properties, Inc., under a sales/leaseback agreement.

     Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, for an initial 10-year period which expires in June 2008, with two renewal options of five years each and a third option for two years which expires in September 2020, and with consumer price index (“CPI”) increases up to a maximum of 2% per year beginning after January 2002. Arlington guarantees the lease payment obligation of Arlington Inns, Inc. Arlington is a public entity that files periodic reports with the Securities

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Exchange Commission and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

     As of December 31, 2001, the 2002 annual base rent payment for the Hotel Properties is $5.8 million plus 4% of the gross room revenues.

     Our real estate investments consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Land	$6,153	$7,681
Buildings and improvements	47,953	57,941
Furniture, fixtures and equipment	4,889	5,319

	58,995	70,941
Accumulated depreciation	(6,277)	(5,267)

Real estate investments, net	$52,718	$65,674

Number of Hotel Properties	24	29

     We amended our sale/leaseback agreement with Arlington to allow for the orderly sale of up to eight properties prior to June 2004. During the years ended December 31, 2001 and 2000, we sold five properties (four under the agreement described above) and one property, respectively, for $13.0 million and $3.2 million, respectively, resulting in net gains of $1.4 million and $304,000, respectively.

Note 4. Retained Interests in Transferred Assets:

     In a typical structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Noteholders”). The SPE then distributes a portion of the Structured Notes proceeds to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the debt, the Noteholders have no recourse to us. Upon the completion of a structured loan sale transaction, we record the transfer of loans receivable as a sale and as a result neither the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, nor the operating results of the SPE are included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and the relative fair value of the (ii) the sum of (a) cash received and (b) the present value of the future cash flows from the Retained Interests constitutes the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information pertaining to our structured loan sale transactions is as follows:

	2000	2001
	Joint Venture(1)	Joint Venture(1)

	(Dollars in thousands)
Transaction date	12/18/00	6/27/01
At inception:
Principal amount of sold loans	$55,675	$32,662
Structured Notes issued	$49,550	$30,063
Interest rate on the Structured Notes	7.28%	6.36%
Structured Notes rating(2)	"Aaa"	"Aaa"
Weighted average interest rate	9.63%	9.62%
Weighted average life(3)	5 16 years	5.15 years
Aggregate losses assumed(4)	2.37%	2.80%
Prepayment rate assumption(5)	8%	9%
Discount rate assumptions(6)	9.3% to 14.0%	8.5% to 13.3%
Net gain recorded	$1,117	$1,433
Value of Retained Interests	$11,174	$5,871
At December 31, 2001:
Principal outstanding on sold loans(7)	$53,083	$29,529
Structured Notes balance outstanding	$47,362	$26,954
Cash in the collection account	$562	$236
Cash in the reserve account	$3,198	$1,772
Weighted average interest rate	9.65%	9.60%
Prepayment rate assumption(5)	8%	9%
Discount rate assumptions(6)	8.4% to 13.1%	8.2% to 12.9%
Weighted average remaining life(3)	4.80 years	4.97 years
Aggregate losses assumed(4)	2.23%	2.70%
Aggregate losses to date	—%	—%

(1)	Amounts represent PMC Commercial’s share of the respective joint venture.

(2)	Structured Notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

(3)	The weighted average life is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial or remaining (as applicable) principal balance.

(4)	These percentages represent aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.4% to 0.8%.

(5)	The prepayment rate is based on performance of the loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(6)	Discount rates are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment do not necessarily affect our discount rates. As of December 31, 2001 the discount rates were (i) 8.2% to 8.4% for our OC Pieces, (ii) 9.9% to 10.1% for our Reserve Funds and (iii) 12.9% to 13.1% for our IO Receivables.

(7)	Approximately 98% concentrated in the lodging industry and 22% to borrowers in Texas and 14% to borrowers in Arizona. No other state had a concentration of 10% or greater at December 31, 2001.

     The value of our Retained Interests is based upon our estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, we make estimates in determining (i) the amount of expected future cash flows, (ii) timing of those cash flows and (iii) the discount rate. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate of the inherent risk associated with each cash flow stream. Due to the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may or may not vary significantly from what a willing buyer would pay for these assets.

     The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. For the year ended December 31, 2001, the yield on our weighted average Retained Interests was 12.7%. Our first structured loan sale transaction was completed on December 18, 2000; therefore, we had minimal income of $73,000 during the year ended December 31, 2000. PMC Capital is the servicer for all loans receivable held by the 2001 Joint Venture and the 2000 Joint Venture; therefore, no servicing fees were earned or received by us for the years ended December 31, 2001 and 2000.

The components of our Retained Interests are as follows:

(1)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows from the underlying loans receivable.

(2)	Cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Noteholders.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Noteholders, (b) payment of all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

     Our Retained Interests are comprised of the following:

	December 31, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
2001 Joint Venture	$6,301	$2,882	$1,354	$2,065
2000 Joint Venture	11,465	6,301	2,425	2,739

	$17,766	$9,183	$3,779	$4,804

	December 31, 2000

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
2000 Joint Venture	$11,203	$6,234	$2,737	$2,232

     At December 31, 2001, the cost basis of our Retained Interests was $15.6 million consisting of $5.7 million related to the 2001 Joint Venture and $9.9 million related to the 2000 Joint Venture.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions. The following summarizes the results of the sensitivity analysis as of December 31, 2001:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum(1)	$16,397,000	$1,369,000
Losses increase by 100 basis points per annum(1)	$15,076,000	$2,690,000
Rate of prepayment increases by 5% per annum(2)	$17,143,000	$623,000
Rate of prepayment increases by 10% per annum(2)	$16,658,000	$1,108,000
Discount rates increase by 100 basis points	$17,020,000	$746,000
Discount rates increase by 200 basis points	$16,326,000	$1,440,000

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivable. To the extent the IO Receivable could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Fund and then the value of our OC Piece.

(2)	For example, an 8% assumed CPR would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

     The following information summarizes the financial position at December 31, 2001 and 2000 of the 2000 Joint Venture and the financial position of the 2001 Joint Venture at December 31, 2001. We owned 66.7% of the 2000 Joint Venture and 40.5% of the 2001 Joint Venture as of December 31, 2001. We owned 61.2% of the 2000 Joint Venture as of December 31, 2000. Balances represent 100% of the limited partnership interests in the 2001 Joint Venture and the 2000 Joint Venture.

     Summary of Financial Position:

			2001
	2000 Joint Venture		Joint Venture

	2001	2000	2001

	(In thousands)
Loans Receivable, Net	$79,695	$83,600	$78,177

Total Assets	$85,716	$87,416	$83,600

Notes Payable	$71,100	$74,505	$71,768

Total Liabilities	$71,316	$74,686	$71,958

Partners’ Capital	$14,400	$12,730	$11,642

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following information summarizes the results of operations for the 2001 Joint Venture and the 2000 Joint Venture for the periods indicated. Amounts represent 100% of the limited partnership interests in the respective joint venture.

     Summary of Operations:

			2001 Joint
	2000 Joint Venture		Venture

		For the period from	For the period from
	Year ended	December 14, 2000	June 27, 2001
	December 31,	(inception) through	(inception) through
	2001	December 31, 2000	December 31, 2001

	(In thousands)
Interest Income	$7,936	$295	$4,028

Total Revenues	$8,169	$298	$4,222

Interest Expense	$5,277	$181	$2,387

Total Expenses	$5,526	$181	$2,507

Net Income	$2,643	$117	$1,715

     Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2001 was $57.1 million, $47.5 million and $9.6 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2000 was $57.5 million, $49.7 million and $7.8 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of December 31, 2001 was $31.7 million, $27.0 million and $4.7 million, respectively.

     Our limited partnership allocation of the net income of the 2000 Joint Venture for the periods ended December 31, 2001 and 2000 was approximately $2,041,000 and $71,000, respectively. Our limited partnership allocation of the net income of the 2001 Joint Venture for the period ended December 31, 2001 was approximately $786,000.

     In accordance with SFAS No. 140, our consolidated financial statements do not include these SPE assets, liabilities, capital, revenues or expenses. Our consolidated balance sheets at December 31, 2001 and 2000 do not include the $88.8 million and $57.5 million in assets, respectively, and $74.5 million and $49.7 million in liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $17.8 million and $11.2 million at December 31, 2001 and 2000, respectively.

     Our ownership of the 2001 Joint Venture and the 2000 Joint Venture is based on our share of the capital of the joint ventures, respectively. Our share of the cash flows from the 2001 Joint Venture and the 2000 Joint Venture is based upon the remaining principal of the underlying loans receivable contributed by us to the 2001 Joint Venture and the 2000 Joint Venture divided by all loans receivable held by each joint venture, respectively.

     With regard to the 2000 Joint Venture and the 2001 Joint Ventures, we have agreed with PMC Capital to cross-indemnify each other to the extent that the poor performance of the loans receivable of one company impairs the cash flow distributions to the other company. At December 31, 2001, our maximum exposure under this indemnification agreement was approximately $15.5 million which represents the net present value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet related to the 2001 Joint Venture and the 2000 Joint Venture. Based on the current performance of our loans receivable transferred to the SPEs, we do not believe we will have any obligation under the indemnification provisions; however, if the performance of our transferred loans receivable significantly deteriorated, we may be required to perform under this indemnification agreement.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We received approximately $2.4 million in cash distributions from our SPEs during the year ended December 31, 2001. Our first structured loan sale transaction was completed on December 18, 2000; therefore, we did not receive any proceeds during the year ended December 31, 2000.

Note 5. Restricted Investments:

     Restricted investments consisted of the following:

	December 31,

	2001	2000

	(In thousands)
1998 Partnership reserve account	$2,375	$2,654
Escrow and capital expenditures accounts	1,948	2,221
1998 Partnership collection account	771	1,733
Other	112	101

	$5,206	$6,709

     The 1998 Partnership accounts represents cash collected that has not yet been remitted to the noteholders and reserve account balances that are required to be held as collateral on behalf of the noteholders. The collection and reserve accounts consist of cash and liquid money market funds.

     The escrow and capital expenditures accounts represent restricted investments maintained pursuant to the sale/leaseback agreement with Arlington. The escrow account includes a deposit by Arlington of two months’ base rent. In accordance with the terms of our lease agreements, we deposit a percentage of hotel room revenue into a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred.

Note 6. Notes Payable and Revolving Credit Facility

Revolving Credit Facility

     We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended, provides us with credit availability up to $45 million. The maximum amount (the “Borrowing Base”) that we can borrow is based on our eligible loans receivable used as collateral for this facility. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and we anticipate that we would be able to fully utilize our $45 million revolving credit facility. At December 31, 2001, based on our eligible loans receivable, our Borrowing Base was $25.8 million. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. At December 31, 2001, we had $8.7 million outstanding under this facility with interest based on LIBOR. The weighted average interest rate on our Revolver at December 31, 2001 was 3.55%. At December 31, 2000, we had no borrowings outstanding. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. The facility matures in November 2002. At December 31, 2001 we were in compliance with all covenants of this facility.

1998 Structured Notes Payable

     In June 1998, the 1998 Partnership completed a private placement of $66.1 million of its Fixed Rate Loan Backed Notes, Series 1998-1 (the “1998 L.P. Notes”). The 1998 L.P. Notes, issued at par, mature in May 2019, bear interest at 6.37% per annum, and were collateralized by approximately $71.9 million of loans receivable that we contributed to the 1998 Partnership. At December 31, 2001 and 2000, the principal amount of the underlying loans receivable was $39.4 million and $42.8 million, respectively. We have no obligation to pay the 1998 L.P. Notes nor do the holders of the 1998 L.P. Notes have any recourse against our assets. Accordingly, if the 1998 Partnership fails to pay the 1998 L.P. Notes, the sole recourse of the holders of the 1998 L.P. Notes is against the assets of the 1998 Partnership. The principal amount of the 1998 L.P. Notes outstanding at December 31, 2001 and 2000 was

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$33.8 million and $38.3 million, respectively. Maturities of these notes are dependent upon the cash flows received from the underlying loans receivable. Our estimate of their repayment, based on scheduled payments on the underlying loans receivable, is as follows:

Year Ending
December 31,	Amount

2002	$1,337,000
2003	1,483,000
2004	1,644,000
2005	1,823,000
2006	2,022,000
Thereafter	25,466,000

$33,775,000

     Actual repayments will differ materially from these amounts to the extent we receive prepayments or defaults on these loans receivable.

Mortgage Notes Payable

     During 1999, we entered into mortgage notes payable collateralized by six separate Hotel Properties. The mortgage notes payable mature in 2004 (except for one note in the amount of $1.5 million which matures in 2008), have amortization periods of 20 years, and interest rates ranging from 7.44% to 8.00%. At December 31, 2001 and 2000, the balances outstanding on the mortgage notes payable were $8.1 million and $8.3 million, respectively.

     We assumed $6.9 million in mortgage notes payable related to the four Hotel Properties acquired in March 1999, with a weighted average interest rate of approximately 8.03%. These mortgages are amortized over a 20-year period, mature from 2014 to 2017 and have restrictive provisions which provide for substantial prepayment penalties. These mortgage notes payable are obligations of our subsidiaries. At December 31, 2001 and 2000, the balances outstanding on these mortgage notes payable were $6.5 million and $6.7 million, respectively, of which $3.5 million and $3.8 million, respectively, was guaranteed by PMC Commercial.

     Principal payments required on our mortgage notes payable are as follows:

Year Ending
December 31,	Amount

2002	$418,000
2003	452,000
2004	6,589,000
2005	298,000
2006	323,000
Thereafter	6,515,000

$14,595,000

Note 7. Dividends Payable:

     In December 2001, we declared a dividend for the fourth quarter of 2001 of $0.40 per share, payable on January 7, 2002, to common shareholders of record on December 31, 2001.

Note 8. Taxable Income:

     As a REIT, we generally will not be subject to corporate level Federal income tax on net income we currently distribute to shareholders. As such, no provision for Federal income taxes has been included in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following reconciles net income available to common shareholders to taxable income available to common shareholders:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net income available to common shareholders	$11,435	$9,365	$10,264
Add: Book depreciation and amortization	2,159	2,250	2,213
Less: Tax depreciation and amortization	(2,147)	(2,324)	(2,343)
Book/tax difference on gains on sales	(1,433)	(1,221)	—
Book/tax difference on retained interests in transferred assets, net	813	—	—
Other book/tax differences, net	365	(42)	(276)

Taxable income available to common shareholders	$11,192	$8,028	$9,858

Distributions to common shareholders	$9,789	$11,367	$12,016

     Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,

	2001		2000		1999

	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent

Ordinary income	$1.309	86.09%	$1.289	73.88%	$1.720	93.45%
Return of capital(1)	—	—	0.393	22.53%	0.120	6.55%
Capital gains	0.211	13.91%	0.063	3.59%	—	—

	$1.520	100.00%	$1.745	100.00%	$1.840	100.00%

(1)	The computation of return of capital provides for several timing differences, most notably relating to recognition of gain treatment on structured loan sale transactions.

Note 9. Earnings Per Share:

     The weighted average number of Common Shares outstanding were 6,431,461, 6,519,590, and 6,529,780 for the periods ended December 31, 2001, 2000 and 1999, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 11,600; 300; and 9,100 shares for the dilutive effect of stock options during the years ended December 31, 2001, 2000 and 1999, respectively.

Note 10. Dividend Reinvestment and Cash Purchase Plan:

     We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January 2000. In addition, since January 2000 we have been using the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan. Accordingly, there were no plan shares issued during the years ended December 31, 2001 and 2000. During the year ended December 31, 1999, 14,729 Common Shares were issued pursuant to the Plan.

Note 11. Share Repurchase Program:

     Our Board has authorized a share repurchase program, expiring June 6, 2002, for up to 500,000 of our

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding Common Shares. The Common Shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2001, we had acquired 132,850 shares under the share repurchase program for an aggregate purchase price of $1,285,000, including commissions.

Note 12. Stock Based Compensation Plans:

     We apply Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for our stock-based compensation plans. In 1995, Statement of Financial Accounting Standards Board No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) was issued which, if fully adopted by us, would have changed the methods we apply in recognizing the cost of our stock-based compensation plans. Adoption of the cost recognition provisions of SFAS No. 123 was optional and we did not adopt these provisions of SFAS No. 123. However, pro-forma disclosures (as if we had adopted the cost recognition provisions of SFAS No. 123) are required by SFAS No. 123 and are presented below.

     We have two stock-based compensation plans, the 1993 Employee Share Option Plan (the “Employee Plan”) and the Trust Manager Share Option Plan (the “Trust Manager Plan”), referred to collectively as the “Stock Option Plans.” The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of our Common Stock on the date of grant. We have discretion in determining the vesting terms applicable to stock options granted under the Plans. Pursuant to the Stock Option Plans, we are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of approximately 386,000 shares at December 31, 2001) as incentive stock options (intended to qualify under Section 422 of the Internal Revenue code of 1986, as amended) and/or as options that are not intended to qualify as incentive stock options.

     Only the trust managers who are not employees of PMC Capital or the Investment Manager (the “Non-employee Trust Managers”) are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 Common Shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or (ii) within five years after date of grant. We issued 5,000 options under the Trust Managers Plan during each of the three years in the period ended December 31, 2001.

     A summary of the status of our stock options as of December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates is presented below:

	2001		2000		1999

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding January 1	233,561	$14.81	188,261	$16.41	143,381	$18.02
Granted	52,400	$13.16	54,850	$9.38	50,500	$11.54
Exercised	(50,474)	$9.40	—	$—	(2,130)	$14.46
Forfeited	(7,850)	$18.33	(5,450)	$18.55	(550)	$17.81
Expired	(24,661)	$16.73	(4,100)	$15.87	(2,940)	$11.79

Outstanding December 31	202,976	$15.28	233,561	$14.81	188,261	$16.41

Exercisable at December 31	197,976	$15.28	228,561	$14.82	159,980	$16.62

Weighted-average fair value of stock options granted during the year	$0.75		$0.10		$0.12

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999:

	Years Ended December 31,

	2001	2000	1999

Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	3.88%	5.87%	5.91%
Expected Dividend Yield	11.55%	19.64%	16.05%
Expected Volatility	22.61%	17.14%	13.41%

     The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/01	Contract Life	Exercise Price	at 12/31/01	Exercise Price

$ 9.25 to $11.74	49,626	3.0	$11.01	49,626	$11.01
$11.75 to $15.00	57,400	4.7	$13.30	52,400	$13.30
$15.75 to $19.88	95,950	1.4	$18.68	95,950	$18.68

$ 9.25 to $19.88	202,976	2.7	$15.28	197,976	$15.28

     The pro-forma effects on net income and earnings per share for the years ended 2001, 2000 and 1999 from compensation expense computed pursuant to SFAS No. 123 for awards granted to trust managers and officers is as follows:

	December 31, 2001		December 31, 2000		December 31, 1999

	As Reported	Pro-Forma	As Reported	Pro-Forma	As Reported	Pro-Forma

	(In thousands, except per share data)
SFAS No. 123 Charge	$—	$40	$—	$10	$—	$31
APB No. 25 Charge	$—	$—	$—	$—	$—	$—
Net income	$11,435	$11,395	$9,365	$9,355	$10,264	$10,233
Basic earnings per share	$1.78	$1.77	$1.44	$1.43	$1.57	$1.57
Diluted earnings per share	$1.78	$1.77	$1.44	$1.43	$1.57	$1.56

     The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

Note 13. Fair Values of Financial Instruments:

     The estimates of fair value as required by SFAS No. 107 differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented below may not be indicative of the amounts we could realize in a current market exchange.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated fair values of our financial instruments are as follows:

	Years Ended December 31,

	2001		2000

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Assets:
Loans receivable, net	$78,486	$79,225	$65,645	$66,338
Retained interest in transferred assets	17,766	17,766	11,203	11,203
Cash and cash equivalents	557	557	487	487
Restricted investments	5,206	4,608	6,709	6,195
Liabilities:
Notes payable	48,370	48,481	53,235	52,825
Revolving credit facility	8,700	8,700	—	—

Loans receivable, net: We estimate the fair value of loans receivable to approximate the remaining unamortized principal of the loans receivable, unless there is doubt as to realization of a loan receivable. A valuation reserve is established for a problem loan based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ significantly from the values that would be placed on the loan portfolio if a ready market for the loans receivable existed.

Retained interests in transferred assets: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 4.

Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.

Restricted Investments: The fair value of the reserve fund associated with the 1998 structured loan financing transaction is estimated by utilizing discounted cash flow techniques based on management’s estimates of market rates considering interest rate levels at the time of completion of the transaction and risk inherent in the transaction. The carrying amount of the remaining restricted investments is a reasonable estimate of fair value due to the short maturity of these instruments.

Notes payable: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

Revolving Credit Facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is a variable rate of interest.

Note 14. Related Party Transactions:

     Our loans receivable are originated and serviced by PMC Advisers pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers (the “Lease Supervision Agreement” and together with the IMA the “IMAs”). PMC Advisers also earns fees for its assistance in the issuance of our debt and equity securities. We are managed by the same executive officers as PMC Capital and PMC Advisers. Three of our seven trust managers are directors or officers of PMC Capital.

     The Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the Hotel Properties to be paid to PMC Advisers for providing services relating to the leases on the Hotel Properties. In addition, the Lease Supervision Agreement provides for a fee in connection with the acquisition of properties of 0.75% of the acquisition cost. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a result of a material breach by us), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

     Pursuant to the IMA, through June 30, 2000, we were charged an annual fee between 0.40% and 1.67%, based upon the average principal outstanding of our loans receivable. The maximum fee was reduced from 1.67% to 1.55% commencing July 1, 2000. The IMA was amended on July 1, 2001 to provide for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points for the first $20 million of loans funded and 2.5 basis points thereafter.

     Fees associated with the IMAs consisted of the following:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Lease Supervision Fee	$441	$500	$573
Investment Management Fee	1,605	1,699	1,746

Total fees incurred	2,046	2,199	2,319
Less:
Fees capitalized as cost of originating loans	(208)	(145)	(65)
Fees capitalized as cost of property acquisitions and structured financing	(60)	(100)	(81)

Advisory and servicing fees to affiliate, net	$1,778	$1,954	$2,173

Note 15. Quarterly Financial Data: (unaudited)

     The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	2001			2000

		Net	Earnings		Net	Earnings
	Revenues	Income	Per Share	Revenues	Income	Per Share

	(In thousands, except earnings per share)
First Quarter	$4,341	$2,807	$0.44	$5,211	$2,207	$0.34
Second Quarter	4,486	3,849 (1)	0.60 (1)	4,836	1,784	0.27
Third Quarter	4,029	2,536	0.39	4,904	2,157	0.33
Fourth Quarter	4,318	2,243	0.35	4,824	3,217 (2)	0.50 (2)

	$17,174	$11,435	$1.78	$19,775	$9,365	$1.44

(1)	Included in these amounts are $1,433 ($0.22 per share) relating to our structured loan sale completed in June 2001.

(2)	Included in these amounts are $1,117 ($0.17 per share) relating to our structured loan sale completed in December 2000.

Note 16. Commitments and Contingencies:

     Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At December 31, 2001, we had approximately $23.6 million of total loan commitments and approvals outstanding to 17 small business concerns predominantly in the lodging industry. Approximately $9.8 million of these commitments are for variable-rate loans based on LIBOR at spreads over LIBOR ranging from 3.75% to 4.25%. Including the variable-rate commitments, the weighted average interest rate on loan commitments at December 31, 2001 was 7.5%. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to the IMA, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to the trust indenture for the 1998 Partnership, distributions of its net assets are limited and restricted for payment to its noteholders. Our required reserve amount ($2.4 million at December 31, 2001), included in restricted investments in our consolidated balance sheets, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of December 31, 2001 and 2000, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

     PMC Commercial and PMC Capital have entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2001, the maximum exposure under this indemnification agreement to us was approximately $15.5 million which represents the net present value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the 2001 Joint Venture and the 2000 Joint Venture. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reduction to us. If the performance of our sold loans receivable significantly deteriorated, it could be necessary for us to perform under this indemnification agreement.

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 17. Business Segments:

     Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans receivable to small businesses primarily in the lodging industry and (ii) the Property Division which owns the Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our business segment data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Years Ended December 31,

	2001			2000

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:
Interest income – loans and other portfolio income	$8,321	$8,321	$—	$12,121	$12,121	$—
Lease income	7,038	—	7,038	7,581	—	7,581
Income from retained interests in transferred assets	1,815	1,815	—	73	73	—

Total	17,174	10,136	7,038	19,775	12,194	7,581

Expenses:
Interest(1)	4,020	2,463	1,557	6,782	4,231	2,551
Depreciation	2,101	—	2,101	2,250	—	2,250
Advisory and servicing fees to affiliate, net	1,778	1,337	441	1,954	1,454	500
Realized losses on retained interests in transferred assets	81	81	—	—	—	—
Provision for loan losses	200	200	—	600	600	—
Other	342	332	10	245	227	18

Total	8,522	4,413	4,109	11,831	6,512	5,319

Income before gain on sale of assets	8,652	5,723	2,929	7,944	5,682	2,262
Gain on sale of assets	2,783	1,433	1,350	1,421	1,117	304

Net income	$11,435	$7,156	$4,279	$9,365	$6,799	$2,566

Additions to real estate investments	$490	$—	$490	$—	$—	$—

	As of December 31,

	2001			2000

Total assets	$156,275	$101,408	$54,867	$151,399	$83,257	$68,142

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 1999

		Lending	Property
	Total	Division	Division

	(In thousands)
Revenues:
Interest income – loans and other portfolio income	$14,469	$14,469	$—
Lease income	7,531	—	7,531

Total	22,000	14,469	7,531

Expenses:
Interest(1)	7,023	4,435	2,588
Depreciation	2,213	—	2,213
Advisory and servicing fees to affiliate, net	2,173	1,681	492
Other	327	308	19

Total	11,736	6,424	5,312

Net income	$10,264	$8,045	$2,219

Additions to real estate investments	$4,196	$—	$4,196

December 31, 1999

Total assets	$197,237	$124,567	$72,670

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.

Note 18. Recently Issued Accounting Pronouncements:

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until their disposition. SFAS No. 144 also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less costs to sell and to cease depreciation (amortization). SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset under consideration or a range is estimated for the amount of possible future cash flows. As a result, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS No. 144 on January 1, 2002 and we do not expect that the adoption will have a material impact on our results of operations or financial position.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Trust Managers
PMC Commercial Trust:

Our audits of the consolidated financial statements referred to in our report dated March 7, 2002, appearing on page F-2 of the 2001 Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 7, 2002

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001
(In thousands)

							Gross Amounts at
							Which Carried at
	Cost at Prior Year End			Additions (Deletions) During Current Year			Close of Period

		Building	Furniture		Building	Furniture		Building	Furniture
		and	and		and	and		and	and
Description of Property	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Total

Anderson, CA	$366	$1,876	$183	$(366)	$(1,876)	$(183)	$—	$—	$—	$—
Ashland, OH	215	2,631	186	—	—	26	215	2,631	212	3,058
Coopersville ,MI	242	2,003	180	—	—	52	242	2,003	232	2,477
Eagles Landing, GA	325	1,819	180	—	—	10	325	1,819	190	2,334
Grand Rapids-N, MI	221	2,328	180	—	—	10	221	2,328	190	2,739
Grand Rapids-S, MI	368	2,177	183	—	—	24	368	2,177	207	2,752
Hudsonville, MI	326	2,219	183	(326)	(2,219)	(183)	—	—	—	—
Jackson, TN	403	1,940	183	—	—	21	403	1,940	204	2,547
Kimberly, WI	241	1,995	189	(241)	(1,995)	(189)	—	—	—	—
LaGrange, GA	263	1,682	177	—	—	3	263	1,682	180	2,125
Mansfield, OH	293	1,655	180	(293)	(1,655)	(180)	—	—	—	—
McKinney, TX	273	2,070	183	—	—	10	273	2,070	193	2,536
Monroe, MI	273	2,064	189	—	—	89	273	2,064	278	2,615
Mosinee, WI	140	1,419	159	—	—	30	140	1,419	189	1,748
Mt. Pleasant, IA	179	1,855	189	—	—	34	179	1,855	223	2,257
Port Huron, MI	263	2,080	183	—	—	26	263	2,080	209	2,552
Rochelle, IL	221	2,021	183	—	—	13	221	2,021	196	2,438
Shippensburg, PA	252	1,892	180	—	—	2	252	1,892	182	2,326
Smyrna, GA	290	1,753	180	—	—	5	290	1,753	185	2,228
Storm Lake, IA	220	1,719	183	—	—	7	220	1,719	190	2,129
Tupelo, MS	236	1,905	183	—	—	4	236	1,905	187	2,328
Warrenton, MO	291	2,147	189	—	—	11	291	2,147	200	2,638
Wooster – E, OH	171	1,676	174	—	—	23	171	1,676	197	2,044
Wooster – N, OH	263	1,582	180	—	—	46	263	1,582	226	2,071
Yreka, CA	302	2,243	183	(302)	(2,243)	(183)	—	—	—	—
Macomb, IL	194	2,281	180	—	—	17	194	2,281	197	2,672
Sycamore, IL	250	2,224	180	—	—	25	250	2,224	205	2,679
Marysville, OH	300	2,718	237	—	—	—	300	2,718	237	3,255
Plainfield, IN	300	1,967	180	—	—	—	300	1,967	180	2,447

	$7,681	$57,941	$5,319	$(1,528)	$(9,988)	$(430)	$6,153	$47,953	$4,889	$58,995

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001
(In thousands)

	Accumulated	Net Book
	Depreciation -	Value - Land;			Life Upon
	Building and	Building and			Which
	Improvements;	Improvements;			Depreciation
	Furniture and	Furniture and	Date of	Date of	in Statement
Description of Property	Fixtures	Fixtures	Construction	Acquisition	is Computed

Anderson, CA	$—	$—	1/19/1997	6/30/1998	7 - 35 years
Ashland, OH	322	2,736	8/9/1996	6/30/1998	7 - 35 years
Coopersville ,MI	273	2,204	1/9/1996	6/30/1998	7 - 35 years
Eagles Landing, GA	257	2,077	8/8/1995	6/30/1998	7 - 35 years
Grand Rapids-N, MI	293	2,446	7/5/1995	6/30/1998	7 - 35 years
Grand Rapids-S, MI	284	2,468	6/11/1997	6/30/1998	7 - 35 years
Hudsonville, MI	—	—	11/24/1997	6/30/1998	7 - 35 years
Jackson, TN	268	2,279	4/1/1998	6/30/1998	7 - 35 years
Kimberly, WI	—	—	6/30/1997	6/30/1998	7 - 35 years
LaGrange, GA	244	1,881	3/1/1995	6/30/1998	7 - 35 years
Mansfield, OH	—	—	11/19/1994	6/30/1998	7 - 35 years
McKinney, TX	275	2,261	1/6/1997	6/30/1998	7 - 35 years
Monroe, MI	288	2,327	9/19/1997	6/30/1998	7 - 35 years
Mosinee, WI	218	1,530	4/30/1993	6/30/1998	7 - 35 years
Mt. Pleasant, IA	266	1,991	7/2/1997	6/30/1998	7 - 35 years
Port Huron, MI	278	2,274	7/1/1997	6/30/1998	7 - 35 years
Rochelle, IL	273	2,165	3/7/1997	6/30/1998	7 - 35 years
Shippensburg, PA	260	2,066	8/9/1996	6/30/1998	7 - 35 years
Smyrna, GA	251	1,977	1/8/1996	6/30/1998	7 - 35 years
Storm Lake, IA	251	1,878	3/13/1997	6/30/1998	7 - 35 years
Tupelo, MS	265	2,063	7/25/1997	6/30/1998	7 - 35 years
Warrenton, MO	285	2,353	11/7/1997	6/30/1998	7 - 35 years
Wooster – E, OH	242	1,802	1/18/1994	6/30/1998	7 - 35 years
Wooster – N, OH	241	1,830	10/21/1995	6/30/1998	7 - 35 years
Yreka, CA	—	—	8/4/1997	6/30/1998	7 - 35 years
Macomb, IL	230	2,442	5/1/1995	3/23/1999	7 - 35 years
Sycamore, IL	225	2,454	5/31/1996	3/23/1999	7 - 35 years
Marysville, OH	282	2,973	6/1/1990	3/5/1999	7 - 35 years
Plainfield, IN	206	2,241	9/1/1992	3/5/1999	7 - 35 years

	$6,277	$52,718

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001
(In thousands)

Gross amount carried:

		Totals

Balance at January 1, 2001		$70,941

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	490

Other (describe)	—	$490

Deductions during period:
Cost of real estate sold	$(12,436)

Other (describe)	—	$(12,436)

Balance at December 31, 2001		$58,995

Accumulated Depreciation:

Balance at January 1, 2001	$5,267
Additions during period:
Depreciation expense during the period	2,101
Deductions during period:
Assets sold or written-off during the period	(1,091)

Balance at December 31, 2001	$6,277

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (previously filed with the Commission as Exhibit 2.2 to the Registrant’s Form 8-K dated June 5, 1998 and incorporated herein by reference).

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).

3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.2	1993 Employee Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.3	1993 Trust Manager Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.5	Loan Origination Agreement. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.6	Revolving Credit Facility (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.7	Third Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of March 15, 1998 (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.8	Fourth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of June 30, 1998 (incorporated by reference from Registrant’s
Form 10-K for the year ended December 31, 1998).

10.9	Fifth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 30, 1998 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998).

10.10	Sixth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 29, 1999 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1999).

10.11	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

10.12	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

10.13	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.14	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.15	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference from Registrant’s form 8-K filed on March 13, 2001).

*10.16	Investment Management Agreement between PMC Commercial Trust and PMC Advisers, Ltd. dated July 1, 2001.

*10.17	First Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, N.A. dated June 5, 2000.

*10.18	Second Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, N.A. dated July 11, 2000.

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*	Filed herewith.