Form 10-Q
period 2002-03-31
PMC COMMERCIAL TRUST /TX
filed 2002-05-15
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     As of May 7, 2002, Registrant had outstanding 6,443,291 Common Shares of Beneficial Interest, par value $.01 per share.

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I.	Financial Information
	Item 1. Financial Statements
	Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001	2
	Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
PART II.	Other Information
	Item 4. Submission of Matters to a Vote of Security Holders	30
	Item 6. Exhibits and Reports on Form 8-K	30

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments:
Loans receivable, net	$82,337	$78,486
Real estate investments, net	47,857	52,718
Retained interests in transferred assets	17,616	17,766
Restricted investments	5,050	5,206
Real estate investment held for sale, net	2,331	—
Asset acquired in liquidation	443	424
Cash equivalents	57	543

Total investments	155,691	155,143

Other assets:
Interest receivable	393	394
Deferred borrowing costs, net	350	357
Cash	58	14
Other assets, net	389	367

Total other assets	1,190	1,132

Total assets	$156,881	$156,275

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$47,925	$48,370
Revolving credit facility	10,700	8,700
Dividends payable	2,577	2,577
Due to affiliates	669	528
Borrower advances	351	1,028
Interest payable	312	317
Unearned commitment fees	262	183
Other liabilities	1,226	1,801

Total liabilities	64,022	63,504

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,575,141 and 6,574,141 shares issued at March 31, 2002 and December 31, 2001, respectively; 6,442,291 and 6,441,291 shares outstanding at March 31, 2002 and December 31, 2001, respectively	66	66
Additional paid-in capital	94,656	94,643
Net unrealized appreciation of retained interests in transferred assets	2,189	2,185
Cumulative net income	70,760	68,112
Cumulative dividends	(73,527)	(70,950)

	94,144	94,056
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	92,859	92,771

Total liabilities and beneficiaries’ equity	$156,881	$156,275

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Three Months Ended March 31,

	2002	2001

	(Unaudited)
Revenues:
Interest income — loans	$1,929	$1,790
Lease income	1,475	1,729
Income from retained interests in transferred assets	667	427
Interest and dividends — other investments	12	51
Other income	203	213

Total revenues	4,286	4,210

Expenses:
Interest	983	973
Depreciation	475	476
Advisory and servicing fees to affiliate, net	452	435
Provision for loan losses	65	50
Realized losses on retained interests in transferred assets	53	—
General and administrative	44	36
Legal and accounting fees	15	15

Total expenses	2,087	1,985

Income from continuing operations before gain on sale of real estate investments	2,199	2,225

Gain on sale of real estate investments	—	502

Income from continuing operations	2,199	2,727

Discontinued operations:
Gain on sale of real estate investments	371	—
Net earnings	78	80

	449	80

Net income	$2,648	$2,807

Weighted average shares outstanding:
Basic	6,441	6,409

Diluted	6,453	6,420

Basic and diluted earnings per share:
Income from continuing operations	$0.34	$0.43
Discontinued operations	0.07	0.41

Net income	$0.41	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,

	2002	2001

	(Unaudited)
Net income	$2,648	$2,807

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period, net	85	(29)
Less realized gains included in net income	(81)	(5)

	4	(34)

Comprehensive income	$2,652	$2,773

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$2,648	$2,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	518	518
Realized losses on retained interests in transferred assets	53	—
Gain on sale of real estate investments	(371)	(502)
Accretion of commitment fees	(66)	(110)
Amortization of borrowing costs	7	18
Provision for loan losses	65	50
Loan fees collected, net	107	222
Other operating assets and liabilities	(1,125)	(1,567)

Net cash provided by operating activities	1,836	1,436

Cash flows from investing activities:
Loans funded	(6,346)	(9,761)
Principal collected and other adjustments	2,456	2,353
Proceeds from sale of property, net	2,416	4,701
Proceeds from retained interests in transferred assets	101	58
Proceeds received from (purchase of) assets acquired in liquidation, net	(19)	54
Release of (investment in) restricted investments, net	156	(291)
Purchase of furniture, fixtures and equipment	(33)	—

Net cash used in investing activities	(1,269)	(2,886)

Cash flows from financing activities:
Proceeds from issuance of common shares	13	192
Proceeds from revolving credit facility, net	2,000	5,000
Purchase of treasury stock	—	(246)
Payment of principal on notes payable	(445)	(1,496)
Payment of dividends	(2,577)	(2,349)

Net cash provided by (used in) financing activities	(1,009)	1,101

Net decrease in cash and cash equivalents	(442)	(349)
Cash and cash equivalents, beginning of year	557	487

Cash and cash equivalents, end of period	$115	$138

Supplemental disclosure:
Interest paid	$948	$912

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of March 31, 2002 and the consolidated statements of income, cash flows and comprehensive income for the three months ended March 31, 2002 and 2001 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2002 and our results of operations for the three months ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve valuing and recording income on the retained interests in transferred assets and in determining loan loss reserves for loans receivable.

The results for the three months ended March 31, 2002 are not necessarily indicative of future financial results.

NOTE 2. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 3. Consolidation:

The consolidated financial statements include the accounts of PMC Commercial Trust and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Our ownership interest in special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) in our consolidated balance sheets. At March 31, 2002, the SPEs are PMC Joint Venture L.P. 2000 (the “2000 Joint Venture”) and PMC Joint Venture L.P. 2001 (the “2001 Joint Venture”) of which we own approximately 66.6% and 39.2%, respectively. PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, owns the remaining interests in the 2001 Joint Venture and the 2000 Joint Venture.

NOTE 4. Real Estate Investments:

As of March 31, 2002, our real estate investments consisted of 23 hospitality properties (the “Hotel Properties”), we purchased from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, through June 2008 (which can be extended through 2020), and with consumer price index increases up to a maximum of 2% per year. We amended our sale/leaseback agreement with Arlington to allow for the orderly sale of up to eight properties to Arlington or its designee prior to June 2004 (four properties have been sold under this agreement as of March 31, 2002). To the extent the sales are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2002, the annual base rent payment for the Hotel Properties was $5,611,000 plus 4% of gross room revenues.

Our real estate investments consisted of the following:

			December 31,
	March 31, 2002		2001

		Real
		Estate
	Real	Investment	Real
	Estate	Held for	Estate
	Investments	Sale	Investments

		(Dollars in thousands)
Land	$5,610	$291	$6,153
Buildings and improvements	43,914	2,147	47,953
Furniture, fixtures and equipment	4,540	200	4,889

	54,064	2,638	58,995
Accumulated depreciation	(6,207)	(307)	(6,277)

	$47,857	$2,331	$52,718

Number of Hotel Properties	22	1	24

NOTE 5. Retained Interests in Transferred Assets:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Noteholders”). The SPE then distributed a portion of the Structured Notes proceeds to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale. As a result, neither the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, nor the operating results of the SPE are included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and the relative fair value of (ii) the sum of (a) cash received and (b) the present value of the future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our structured loan sale transactions as of March 31, 2002 is as follows:

	2000	2001
	Joint Venture(1)	Joint Venture(1)

	(Dollars in thousands)
Principal outstanding on sold loans	$52,384	$29,410
Structured Notes balance outstanding	$46,740	$26,831
Cash in the collection account	$525	$280
Cash in the reserve account	$3,155	$1,769
Weighted average interest rate on loans	9.66%	9.60%
Discount rate assumptions(2)	8.7% to 13.4%	8.4% to 13.1%
Prepayment rate assumptions(3)	8.0%	9.0%
Weighted average remaining life of loans(4)	4.22 years	4.85 years
Aggregate losses assumed(5)	2.32%	3.11%
Aggregate losses to date	—%	—%

(1)	Balances represent PMC Commercial’s share of the respective joint venture.

(2)	Discount rates are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment do not necessarily affect our discount rates. As of March 31, 2002, the discount rates were (i) 8.4% to 8.7% for our required overcollateralization, (ii) 10.1% to 10.4% for our reserve funds and (iii) 13.1% to 13.4% for our interest-only strip receivables.

(3)	The prepayment rate is based on the performance of the loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(4)	The weighted average life is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(5)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.4% to 0.8%, plus current reserves.

The value of our Retained Interests is based upon our estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, we make estimates in determining (i) the timing of those cash flows and (ii) the discount rates. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization which consists of the cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction

Our Retained Interests are comprised of the following:

	March 31, 2002

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
2000 Joint Venture	$11,129	$6,121	$2,387	$2,621
2001 Joint Venture	6,487	2,879	1,323	2,285

	$17,616	$9,000	$3,710	$4,906

	December 31, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
2000 Joint Venture	$11,465	$6,301	$2,425	$2,739
2001 Joint Venture	6,301	2,882	1,354	2,065

	$17,766	$9,183	$3,779	$4,804

At March 31, 2002 and December 31, 2001, the cost basis of our Retained Interests was $15.4 million and $15.6 million, respectively, consisting of $5.6 million and $5.7 million, respectively, related to the 2001 Joint Venture and $9.8 million and $9.9 million, respectively, related to the 2000 Joint Venture.

The following is a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions. The following summarizes the results of the sensitivity analysis as of March 31, 2002:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum (1)	$16,230,000	$1,386,000
Losses increase by 100 basis points per annum (1)	$14,893,000	$2,723,000
Rate of prepayment increases by 5% per annum (2)	$16,967,000	$649,000
Rate of prepayment increases by 10% per annum (2)	$16,511,000	$1,105,000
Discount rates increase by 100 basis points	$16,863,000	$753,000
Discount rates increase by 200 basis points	$16,164,000	$1,452,000

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information summarizes the financial position of the SPEs at March 31, 2002 and December 31, 2001. We owned 66.6% of the 2000 Joint Venture and 39.2% of the 2001 Joint Venture as of March 31, 2002. We owned 66.7% of the 2000 Joint Venture and 40.5% of the 2001 Joint Venture as of December 31, 2001. Balances represent 100% of the limited partnership interests in the 2001 Joint Venture and the 2000 Joint Venture.

Summary of Financial Position:

	2000 Joint Venture		2001 Joint Venture

	March 31,	December 31,	March 31,	December 31,
	2002	2001	2002	2001

		(In thousands)
Loans Receivable, Net	$78,838	$79,695	$76,829	$78,177

Total Assets	$84,805	$85,716	$82,624	$83,600

Notes Payable	$70,339	$71,100	$70,397	$71,768

Total Liabilities	$70,552	$71,316	$70,583	$71,958

Partners’ Capital	$14,253	$14,400	$12,041	$11,642

The following information summarizes the results of operations of the SPEs for the three months ended March 31, 2002 and 2001. Amounts represent 100% of the limited partnership interests for the 2000 Joint Venture and the 2001 Joint Venture.

Summary of Operations:

			2001
	2000 Joint Venture		Joint Venture

	2002	2001	2002 (1)

		(In thousands)
Interest Income	$1,776	$2,028	$1,879

Total Revenues	$1,880	$2,185	$1,917

Interest Expense	$1,287	$1,345	$1,135

Total Expenses	$1,351	$1,399	$1,198

Net Income	$529	$786	$719

(1)	There were no operations prior to June 27, 2001.

Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of March 31, 2002 was $56.4 million, $46.8 million and $9.6 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2001 was $57.1 million, $47.5 million and $9.6 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of March 31, 2002 was $31.6 million, $26.9 million and $4.7 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of December 31, 2001 was $31.7 million, $27.0 million and $4.7 million, respectively.

Our limited partnership allocation of the net income of the 2000 Joint Venture for the three months ended March 31, 2002 and 2001 was approximately $490,000 and $616,000, respectively. Our limited partnership allocation of the net

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income of the 2001 Joint Venture for the three months ended March 31, 2002 was approximately $282,000.

In accordance with SFAS No. 140, our consolidated financial statements do not include our SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at March 31, 2002 and December 31, 2001 our consolidated balance sheets do not include the $88.0 million and $88.8 million of assets, respectively, and $73.7 million and $74.5 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions was $17.6 million and $17.8 million at March 31, 2002 and December 31, 2001, respectively.

Our ownership of the 2001 Joint Venture and the 2000 Joint Venture is based on our share of the capital of the joint ventures, respectively. Our share of the cash flows from the 2001 Joint Venture and the 2000 Joint Venture is based on the remaining principal balance of the underlying loans receivable contributed by us to the 2001 Joint Venture and the 2000 Joint Venture.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. For the three months ended March 31, 2002 and 2001, the annualized yield on our Retained Interests was 13.3% and 11.4%, respectively. For the year ended December 31, 2001, the yield on our Retained Interests was 12.7%.

PMC Capital is the servicer for all loans receivable held by the 2001 Joint Venture and the 2000 Joint Venture; therefore, no servicing fees were earned or received by us for the three months ended March 31, 2002 and 2001.

We received approximately $768,000 and $485,000 in cash distributions from our SPEs during the periods ended March 31, 2002 and 2001, respectively.

NOTE 6. Revolving Credit Facility:

We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended, provides us with credit availability up to $45 million. The maximum amount (the “Borrowing Base”) that we can borrow is based on our eligible loans receivable used as collateral for this facility. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the appraised value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and based on anticipated future lending activities, we anticipate that we would be able to fully access our $45 million revolving credit facility. At March 31, 2002, based on our eligible loans receivable, our Borrowing Base was $25.5 million. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. At March 31, 2002, we had $10.7 million outstanding under this facility with interest based on LIBOR ($5.0 million) and the prime rate ($5.7 million). The weighted average interest rate on our revolving credit facility at March 31, 2002 was 4.17%. At December 31, 2001, we had $8.7 million outstanding under the credit facility. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. The facility matures in November 2002. At March 31, 2002 we were in compliance with all covenants of this facility.

NOTE 7. Beneficiaries’ Equity:

The weighted average number of common shares outstanding were 6,441,436 and 6,408,964 for the three months ended March 31, 2002 and 2001, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 11,900 and 10,600 shares for the dilutive effect of stock options during the three months ended March 31, 2002 and 2001, respectively.

Our Board has authorized a share repurchase program, expiring June 6, 2002, for up to 500,000 of our common shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of March

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

31, 2002, we had acquired an aggregate of 132,850 shares under the share repurchase program for an aggregate purchase price of $1,285,000, including commissions.

NOTE 8. Discontinued Operations:

Our sale/leaseback agreement with Arlington provides for the orderly sale (at prices in excess of our investment in each property) of up to eight properties to Arlington or its designee prior to June 2004. Four properties have been sold under this agreement as of March 31, 2002.

During the three months ended March 31, 2002, we sold one Hotel Property for approximately $2.5 million. In addition, one Hotel Property is under contract for sale for approximately $2.7 million at March 31, 2002 and is reflected as real estate investment held for sale, net in our accompanying consolidated balance sheets. We will finance the sale through origination of a loan of approximately $2.0 million at an interest rate of LIBOR plus 4%. The loan matures in 2022. We expect the sale to be completed during the second quarter of 2002 and a gain is anticipated on the sale. The sale of this Hotel Property will be the fifth property sold under the sale/leaseback agreement with Arlington.

In accordance with SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”, the operations of our Hotel Property sold during the three months ended March 31, 2002 and the Hotel Property held for sale at March 31, 2002 have been reflected as discontinued operations in our accompanying statements of income. SFAS No. 144 does not allow for retroactive application of prior period gains; however, the prior period financial statements have been reclassified to reflect the operations of these two properties as discontinued operations for the three months ended March 31, 2001.

Discontinued operations of the two Hotel Properties consisted of the following:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Lease income	$130	$131
Advisory fees	(9)	(9)
Depreciation	(43)	(42)

Net earnings	78	80
Gain on sale of real estate investments	371	—

Discontinued operations	$449	$80

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. Related Party Transactions:

Fees associated with our investment management agreements with PMC Advisers, Ltd. (“PMC Advisers”) consisted of the following:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Lease supervision fee	$101	$120
Investment management fee	387	360

Total fees incurred	488	480
Less:
Management fees included in discontinued operations	(9)	(9)
Fees capitalized as cost of originating loans	(27)	(36)

Advisory and servicing fees to affiliate, net	$452	$435

NOTE 10. Commitments and Contingencies:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At March 31, 2002, we had approximately $20.4 million of total loan commitments and approvals outstanding, including the unfunded portion of projects in the construction phase, to 13 small business concerns predominantly in the lodging industry. Approximately $12.7 million of these commitments are for variable-rate loans based on LIBOR at spreads over LIBOR ranging from 3.75% to 4.50%. Including the variable-rate commitments, the weighted average interest rate on loan commitments at March 31, 2002 was 6.78%. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, such commitments will be referred back to PMC Advisers.

Pursuant to the trust indenture for PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”) distributions of its net assets are limited and restricted for payment to its noteholders. Our required reserve amount ($2.3 million at March 31, 2002), included in restricted investments in our consolidated balance sheets, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of March 31, 2002 and December 31, 2001, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

PMC Commercial and PMC Capital have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At March 31, 2002, the maximum exposure under these indemnification agreements to us was approximately $15.5 million which represents the value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the 2001 Joint Venture and the 2000 Joint Venture. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorated, it could be necessary for us to perform under these indemnification agreements.

In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small business businesses primarily in the lodging industry and (ii) the Property Division which owns the Hotel Properties.

Our business segment data for the three months ended March 31, 2002 and 2001 was as follows:

	For the Three Months Ended March 31,

	2002			2001

			(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:
Interest income — loans and other portfolio income	$2,144	$2,144	$—	$2,052	$2,052	$—
Lease income	1,475	—	1,475	1,731	—	1,731
Income from retained interests in transferred assets	667	667	—	427	427	—

Total	4,286	2,811	1,475	4,210	2,479	1,731

Expenses:
Interest (1)	983	655	328	973	572	401
Advisory and servicing fees, net	452	360	92	435	324	111
Realized losses on retained interests in transferred assets	53	53	—	—	—	—
Depreciation	475	—	475	476	—	476
Other	124	124	—	101	101	—

Total	2,087	1,192	895	1,985	997	988

Income from continuing operations before gain on sale of real estate investments	2,199	1,619	580	2,225	1,482	743
Gain on sale of real estate investments	—	—	—	502	—	502

Income from continuing operations	2,199	1,619	580	2,727	1,482	1,245
Discontinued operations:
Gain on sale of real estate investments	371	—	371	—	—	—
Net earnings	78	—	78	80	—	80

	449	—	449	80	—	80

Net income	$2,648	$1,619	$1,029	$2,807	$1,482	$1,325

Additions to real estate investments	$33	$—	$33	$—	$—	$—

	As of March 31,

	2002			2001

	(In thousands)
Total assets	$156,881	$104,571	$52,310	$153,744	$90,354	$63,390

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

Note 12. Recently Issued Accounting Pronouncement:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our consolidated financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases. As of March 31, 2002, we did not have any capital leases.

Note 13. Subsequent Event:

On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $27.3 million and $43.2 million, respectively, to an SPE (the “2002 Joint Venture”). The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed Fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $24.6 million (the “2002 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest at 6.67%, are collateralized by the loans receivable transferred by us and PMC Capital to the 2002 Joint Venture. The 2002 L.P. Notes were rated “Aaa” by Moody’s Investors Service, Inc. We will account for this transaction as a sale and will record a gain of approximately $600,000 and will value our Retained Interests at an initial amount of approximately $5.3 million.

The net proceeds from the issuance of the 2002 PMCT L.P. Notes (approximately $24.3 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. We utilized $12.4 million of the proceeds to repay the outstanding balance on our revolving credit facility. At inception of the 2002 Joint Venture, we owned a 38.7% limited partnership interest in the 2002 Joint Venture.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

INTRODUCTION

     PMC Commercial Trust (“PMC Commercial”) is a real estate investment trust (“REIT”) that originates loans to small businesses and owns limited service hospitality properties. As a commercial lender, we originate loans to small businesses, primarily collateralized by first liens on real estate of the related business. Our loans receivable are primarily to borrowers in the lodging industry. We also originate loans for commercial real estate and the service, retail and manufacturing industries. In addition, our investments include the ownership of commercial properties in the lodging industry. At March 31, 2002, we owned 23 properties (the “Hotel Properties”) with a net book value of $50.2 million, including one Hotel Property held for sale with a net book value of $2.3 million.

     As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers” or the “Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital, Inc. (“PMC Capital”), our affiliate. We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production offices in Georgia, Arizona and Missouri.

     The following discussion of our financial condition at March 31, 2002 and results of operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Overview

     Historically, we primarily originated fixed-rate loans and at December 31, 2001, approximately 86% of our retained loans receivable carried fixed rates of interest. During 2001, we commenced marketing and selling a variable-rate loan product based on LIBOR. We commenced this LIBOR lending program as a result of market conditions. During the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, our fixed-rate loans products are based on a longer term (10-year U.S. Treasuries). As a result, our interest rates offered were higher than the banks and our lending opportunities decreased. We were able to compete more effectively when offering a LIBOR based variable-rate loan product.

     Currently, a significant portion of our fundings and our outstanding commitments are based on LIBOR. As of March 31, 2002, our variable-rate loans receivable were $14.4 million (17%) of our loans receivable, an increase of $2.9 million (25%) from December 31, 2001. At March 31, 2002, 63% of our commitments are for variable-rate loans and given the current interest rate market we expect to continue to originate primarily variable-rate loans.

     On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $27.3 million and $43.2 million, respectively, to a special purpose entity (the “2002 Joint Venture”). The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $24.6 million (the “2002 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest at 6.67%, are collateralized by the loans receivable transferred by us and PMC Capital to the 2002 Joint Venture. We will account for this transaction as a sale and will record a gain of approximately $600,000 and will value our retained interests in transferred assets (“Retained Interests”) at an initial amount of approximately $5.3 million.

     The net proceeds from the issuance of the 2002 PMCT L.P. Notes (approximately $24.3 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. We utilized $12.4 million of the proceeds to repay the outstanding balance on our revolving credit facility. At inception of the 2002 Joint Venture, we owned a 38.7% limited partnership interest in the 2002 Joint Venture.

Lending Activities

     Our lending activities consist primarily of originating loans to borrowers who operate in the lodging industry. During the three months ended March 31, 2002 and 2001, we originated $6.3 million and $9.8 million of loans, respectively. During the years ended December 31, 2001 and 2000, we originated $51.7 million and $22.5 million of loans, respectively. Our commitments to fund new loans decreased to $20.4 million at March 31, 2002 from $23.6 million at December 31, 2001. See “Liquidity and Capital Resources.”

     Principal collections on our loans receivable were $2.5 million and $2.4 million during the three months ended March 31, 2002 and 2001, respectively. Prepayment activity on our fixed-rate loans receivable increased. As a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001), we believe that we may continue to experience prepayment activity at higher levels during the remainder of 2002. Many of our prepayment charges for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable may have a prohibition on prepayment during their initial years. The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);
•	The anticipated interest rate environment (i.e., if interest rates are expected to rise or decline); and,
•	The interest rate on the loan receivable.

     When loans receivable are repaid prior to their maturity, we generally receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. It is not possible for us to predict the volume or timing of prepayments. The factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity. When we have significant available cash and cash equivalents to be reinvested, the negative impact of prepayments on our results of operations, cash flows and financial condition is extended until this additional cash can be reinvested in long-term higher yielding investments.

     We sold loans in structured loan sale transactions completed in April 2002, June 2001 and December 2000. Since the cash flows from these sold loans in future periods will have an impact on our profitability and our cash available for dividend distributions, we provide information on both our loans receivable retained (the “Retained Portfolio”) and combined with the sold loans (the “Aggregate Portfolio”). Our Retained Portfolio does not include the $81.8 million aggregate principal balance remaining on the loans sold in structured loan sale transactions during June 2001 and December 2000. Included in the Retained Portfolio are $27.3 million of loans sold in our April 2002 structured loan sale transaction. The Aggregate Portfolio outstanding was $165.2 million at March 31, 2002.

     At March 31, 2002, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was 9.3% and 9.4%, respectively. The weighted average contractual interest rate of the loans sold in April 2002 was 9.2% at March 31, 2002. The weighted average contractual interest rate of the Retained Portfolio, excluding the loans sold in April 2002, was 9.4% at March 31, 2002. For the three months ended March 31, 2002 and 2001, the annualized average yields on our Retained Portfolio were 10.0% and 11.5%, respectively. For the years ended December 31, 2001 and 2000, the annualized average yields on our Retained Portfolio were 10.5% and 10.8%, respectively. The annualized average yields on our Retained Portfolio include all loans fees and prepayment fees earned and are reduced by the provision for loan losses.

     At March 31, 2002, approximately $14.4 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. Prior to 2001, all of our loans receivable had fixed interest rates. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.75% to 4.25%. The prime rate and LIBOR used in determining interest rates during the second quarter of 2002 are 4.75% and 2.03%, respectively. To the extent the prime rate or LIBOR changes, we will see changes in interest income from our variable-rate portfolio.

     We have $5.2 million of loans receivable on which we have identified loan loss reserves; however, no loans are delinquent as of March 31, 2002. Our allowance for loan losses as of March 31, 2002 is $365,000. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based on our analysis, we believe that the allowance for loan losses as of March 31, 2002 is sufficient to absorb any losses that currently exist. We will continue to review our loans receivable to determine the extent to which any changes in loss experience may require additional provisions in the future.

Property Ownership

     A summary of financial information for the lessee of our properties, Arlington Hospitality, Inc. (“Arlington”) which has been derived from Arlington’s public filings as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is as follows:

	March 31,	December 31,
	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$98,255	$98,300
Cash and short-term investments	3,020	4,748
Total assets	113,090	115,174
Total liabilities	94,781	96,107
Shareholders’ equity	18,309	19,067

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$17,938	$19,461
Operating loss	(450)	(32)
Net loss	(758)	(620)

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

     The following table summarizes statistical data regarding our 23 Hotel Properties (1):

	Three Months Ended
	March 31,

			% Increase
	2002	2001	(Decrease)

Occupancy	53.44%	49.71%	7.5%
ADR (2)	$52.94	$55.76	(5.1%)
RevPAR (3)	$28.28	$27.72	2.0%
Revenue	$3,567,179	$3,499,992	1.9%
Rooms Rented	67,400	62,767	7.4%
Rooms Available	126,132	126,269	(0.1%)

(1)	Arlington has provided all data.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

Current Economic Factors

     Our primary competition has come from banks, financial institutions and other lending companies. Many of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). In general, we believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. During certain economic environments, our ability to market certain loan products may be reduced. We currently are experiencing reduced fixed-rate lending volume as a result of the current interest rate environment.

     During 2001, there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices in a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease. During the first quarter of 2002, we experienced a decrease in lending opportunities, loans funded and loan commitments as compared to the prior year, due to the general interest rate environment and an uncertain economy which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer short-term lending at rates considerably lower than our long-term fixed-rate loans. In addition, as a result of the economic uncertainty, fewer hospitality properties have been marketed and there are fewer property sales requiring financing.

     Interest rates were lowered during 2001 to aid in stimulating the economy and the Federal Reserve provided liquidity to the economy; however, consumer and business confidence declined. This lack of confidence caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. However, the limited service area of the hospitality industry continues to outperform the luxury and upscale sectors, with the high-end resort properties experiencing the weakest performance.

     As a result of the competition described above and the overall decrease in the number of property sales and/or refinancings, we may continue to have a reduced volume of loan originations. The resulting decrease in loan origination volume will affect our results of operations, financial condition and cash flows. To the extent that principal payments on outstanding loans receivable exceeded our loan originations, interest income would be reduced.

Fluctuations In Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:
•	The completion of a structured loan sale transaction in a particular period;
•	Gains or losses on property sales;
•	Interest rates on the securities issued in connection with our structured loan transactions;
•	Interest rate changes;
•	The volume and timing of loans we originate and the volume and timing of prepayment of our loans receivable;
•	Changes in, and the timing of, the recognition of gains or losses on investments;
•	The degree to which we encounter competition in our markets; and
•	General economic conditions.

     To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a Retained Interest in the loans receivable sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods is a reduction in interest income net of interest expense. As a result of our structured loan sale transaction completed in April 2002, we have $10.6 million in cash and cash equivalents which is temporarily invested in short-term lower yielding investments until these funds can be reinvested in longer term higher yielding investments.

     As a result of the above factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

Impact of Recently Issued Accounting Pronouncement

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases. As of March 31, 2002, we did not have any capital leases.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Our net income during the three months ended March 31, 2002 and 2001 was $2,648,000 and $2,807,000, or $0.41 and $0.44 per share (basic and fully diluted), respectively. The decrease of $159,000 was primarily the result of a decrease in gain arising from the sale of one Hotel Property during the three months ended March 31, 2002 compared to the sale of two Hotel Properties during the three months ended March 31, 2001.

     Interest income — loans increased by $139,000 (8%), to $1,929,000 during the three months ended March 31, 2002 from $1,790,000 during the three months ended March 31, 2001. This increase in interest income-loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $12.2 million (18%), to $81.5 million during the three months ended March 31, 2002 from $69.3 million during the three months ended March 31, 2001. Partially offsetting the increase in our weighted average loans receivable was a decrease in our weighted average interest rate, primarily resulting from lower variable interest rates. Our weighted average interest rate on loans receivable outstanding declined to 9.3% at March 31, 2002 compared to 10.0% at March 31, 2001. At March 31, 2002, we had variable-rate loans receivable of $14.4 million outstanding with a weighted average interest rate of approximately 6.0%. We did not have any variable-rate loans receivable at March 31, 2001.

     Lease income decreased by $254,000 (15%), to $1,475,000 during the three months ended March 31, 2002 from $1,729,000 during the three months ended March 31, 2001. Lease income decreased primarily due to the sale of five Hotel Properties during the year ended December 31, 2001. Additionally we sold one property during the three months ended March 31, 2002 and had one property classified as held for sale at March 31, 2002. The operations of these two properties have been reflected as discontinued operations for both periods presented in the accompanying consolidated statements of income. Lease income will continue to decrease as we sell properties. Assuming no additional property sales, our 2002 annual base rent will be $5.3 million compared to $7.3 million prior to the commencement of the property sales.

     Interest and dividends — other investments decreased by $39,000 (76%), to $12,000 during the three months ended March 31, 2002 from $51,000 during the three months ended March 31, 2001. This decrease was caused by a decline in our average outstanding short-term investments and a decline in short-term interest rates when comparing the three months ended March 31, 2002 to the three months ended March 31, 2001.

     Income from retained interests in transferred assets increased $240,000 (56%) to $667,000 during the three months ended March 31, 2002 compared to $427,000 during the three months ended March 31, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our Retained Interests due to our structured loan sale transaction which was completed in June 2001 and an increase in the yield on our Retained Interests to 13.3% during the three months ended March 31, 2002 from 11.4% during the three months ended March 31, 2001.

     Other income decreased by $10,000 (5%), to $203,000 during the three months ended March 31, 2002 from $213,000 during the three months ended March 31, 2001. Other income consists of: (i) prepayment fees, (ii) construction monitoring fees, (iii) late and other loan fees, and (iv) miscellaneous collections. The decrease was principally attributable to lower prepayment fees.

     Interest expense increased by $10,000 (1%), to $983,000 during the three months ended March 31, 2002 from $973,000 during the three months ended March 31, 2001. The increase was primarily attributable to an increase in the weighted average borrowings outstanding under the revolving credit facility to $11.8 million during the three months ended March 31, 2002 compared to $0.9 million during the three months ended March 31, 2001 which was offset by the weighted average interest rate on our revolving credit facility decreasing to 3.8% during the three months ended March 31, 2002 from 7.9% during the three months ended March 31, 2001. In addition, interest expense was reduced on our structured notes payable due to a declining principal balance ($33.4 million outstanding at March 31, 2002 compared to $36.9 million outstanding at March 31, 2001).

     Interest expense consisted of the following:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Structured Notes	$537	$608
Mortgages on Hotel Properties	297	295
Revolving credit facility	146	61
Other	3	9

	$983	$973

     Depreciation expense remained constant at $475,000 and $476,000, respectively, during the three months ended March 31, 2002 and 2001. We sold one property and had one property held for sale during the three months ended March 31, 2002 and sold five Hotel Properties during the year ended December 31, 2001. Offsetting this decrease is depreciation during the first quarter of 2002 relating to capital expenditures of $490,000 made during 2001.

     Advisory and servicing fees to affiliate, net increased by $17,000 (4%), to $452,000 during the three months ended March 31, 2002 from $435,000 during the three months ended March 31, 2001. The increase in fees was primarily a result of fees incurred pursuant to an amendment to the investment management agreement effective July 1, 2001 which provides for an annual loan origination fee equal to five basis points of loans receivable funded for the first $20 million in loan originations and 2.5 basis points thereafter. Partially offsetting the increase was reduced Hotel Properties under management. As a result of our Hotel Property sales (including our Hotel Property held for sale) the annualized lease supervision fee will be reduced to $370,300.

     Fees associated with the investment management agreements consisted of the following:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Lease supervision fee	$101	$120
Investment management fee	387	360

Total fees incurred	488	480
Less:
Management fees included in discontinued operations	(9)	(9)
Fees capitalized as cost of originating loans	(27)	(36)

Advisory and servicing fees to affiliate, net	$452	$435

     General and administrative expenses increased by $8,000 (22%), to $44,000 during the three months ended March 31, 2002 from $36,000 during the three months ended March 31, 2001. The increase was primarily due to increases in insurance expense and bank fees.

     Realized losses on retained interests in transferred assets were $53,000 for the three months ended March 31, 2002 which was the result of a reduction in expected future cash flows resulting from prepayments. We had no realized losses on our Retained Interests for the three months ended March 31, 2001.

     Legal and accounting fees remained constant at $15,000 during the three months ended March 31, 2002 and 2001. Legal and accounting fees have remained at relatively low levels and were comparable during the three months ended March 31, 2002 and 2001.

     Provision for loan losses increased by $15,000 (30%) to $65,000 during the three months ended March 31, 2002 from $50,000 during the three months ended March 31, 2001. Our loan loss provision is established based on the determination, through an evaluation of the recoverability of individual loans receivable, by our Board of Trust Managers (“the Board”) that significant doubt exists as to the ultimate realization of a specific loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and consideration of the facts and circumstances existing at the evaluation date.

     Gain on sale of real estate investments was $502,000 during the three months ended March 31, 2001 due to the sale of two of our Hotel Properties for $4.8 million resulting in a net gain of $502,000. For the three months ended March 31, 2002, as a result of the adoption of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”, these gains are required to be included in discontinued operations. SFAS No. 144 does not allow for retroactive application of prior period gains.

     Discontinued operations increased by $369,000 (461%), to $449,000 during the three months ended March 31, 2002 from $80,000 during the three months ended March 31, 2001. During the three months ended March 31, 2002, we sold one of our Hotel Properties for $2.5 million resulting in a net gain on sale of $371,000 during the three months ended March 31, 2002. In addition, in accordance with SFAS No. 144, results of operations from the Hotel

Property sold and the Hotel Property held for sale at March 31, 2002 are included in discontinued operations during the three months ended March 31, 2002 and 2001.

     Federal income taxes. As we are currently qualified as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), there is no provision in the financial statements for Federal income taxes.

Cash Flow Analysis

     We generated $1,836,000 and $1,436,000 from operating activities during the three months ended March 31, 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. This increase in source of funds of $400,000 primarily relates to the net change in our operating assets and liabilities. During the three months ended March 31, 2002, we had a net cash outflow of $1,125,000 from the change in our other assets and liabilities compared to a net cash outflow of $1,567,000 during the three months ended March 31, 2001.

     Our investing activities reflect a net use of funds of $1,269,000 and $2,886,000 during the three months ended March 31, 2002 and 2001, respectively. The $1,617,000 increase in cash flows relates primarily to a net decrease in loans funded less principal collected of $3,518,000 partially offset by a decrease in proceeds received from the sale of properties of $2,285,000.

     Our financing activities reflect a net use of funds of $1,009,000 and a net source of funds of $1,101,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease in funds from financing activities of $2,110,000 was primarily due to a reduction in proceeds of $3,000,000 from our revolving credit facility partially offset by a decrease in use of funds of $1,051,000 from principal payments on our notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Overview

     At March 31, 2002, we had $115,000 of cash and cash equivalents, availability of $14.8 million under our revolving credit facility and approximately $20.4 million of total loan commitments and approvals outstanding to 13 small business concerns predominantly in the lodging industry. Approximately $12.7 million of these commitments are for variable-rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.50%. Including the variable-rate commitments, the weighted average interest rate on loan commitments at March 31, 2002 was 6.78%. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     During the remainder of 2002, we anticipate that our loan originations will range from $18 million to $33 million, which we expect to be funded primarily through (i) advances under our revolving credit facility, (ii) net proceeds of $10.5 million (after repayment of the balance on our revolving credit facility, issuance costs and initial funding of our required reserve balance) from our structured loan sale transaction completed on April 12, 2002 as detailed below, (iii) sales of our Hotel Properties and (iv) borrowings utilizing Hotel Properties as collateral. See “Loan Originations.”

Sources of Funds

    General

     We expect that funds available as a result of the completion of our structured loan sale transaction and, to the extent necessary, the sources of funds described below should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise additional funds through these financing sources. If these sources are not available, we will have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers, Ltd. (“PMC Advisers”).

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

     Additional sources of funds include principal and interest collected on our loans receivable, rent collected on our Hotel Properties and the cash flows from our Retained Interests. The aggregate rent to be received on our Hotel Properties will decrease as we continue to sell Hotel Properties. Assuming no additional properties are sold, the 2002 annual base rent will be $5.3 million. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     In addition, we believe that as a result of the current interest rate environment (the prime rate and the yield for treasury notes decreased substantially during 2001), we may experience prepayment activity at relatively high levels during the remainder of 2002 which may also provide us with an additional source of funds.

     Structured Loan Sale Transactions

     Since 2000, our primary source of funds has been structured loan sale transactions. We have generated net proceeds of $24.3 million, $29.5 million and $49.2 million from the completion of structured loan sale transactions during 2002, 2001 and 2000, respectively. The cash flows from our Retained Interests are increasing as a result of these structured loan sale transactions.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan receivable originations, any adverse changes in our ability to complete this type of transaction, including any reduction in the market for asset-backed securities we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     Debt

     For our short-term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the appraised value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At March 31, 2002, based on our eligible loans receivable, our Borrowing Base was $25.5 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and based on anticipated future lending activities, we anticipate that we would be able to fully access our $45 million revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. As of March 31, 2002, we had $10.7 million outstanding under this facility with interest based on LIBOR ($5.0 million) and the prime rate ($5.7 million). The weighted average interest rate on our Revolver at March 31, 2002 was 4.17%. The Revolver matures in November 2002. We are currently negotiating to extend the maturity date on the Revolver for an additional one-year period. We anticipate that, in connection with the extension, the maximum amount that we can borrow will be reduced to $30 million which is commensurate with our current borrowing needs.

     With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of March 31, 2002, we had ten mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $14.5 million at a weighted average interest rate of 7.83%. The related notes have interest rates ranging from 7.44% to 8.50% and maturities ranging from May 2004 to December 2017.

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

     During 2002, there has been a reduction in potential lending opportunities that meet our underwriting criteria. Accordingly, management is currently exploring alternative investment opportunities including the viability of investment in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive purchase opportunities in either the “major tenant” strip shopping centers or commercial office buildings. We are attempting to identify properties that we intend to mortgage up to 75% of its value. Without the leverage, it is unlikely that our return on net equity investment will provide us with adequate investment returns. While we intend to identify such properties, there can be no assurance that any properties will be identified or, to the extent identified, will be acquired.

     Loan Originations

     As of March 31, 2002, our commitments of approximately $20.4 million were significantly less than commitments outstanding of $39.9 million at March 31, 2001. We anticipate that quarterly loan origination volumes (which averaged approximately $12.9 million per quarter in 2001 and were $6.3 million in the first quarter of 2002) will range from $6 million to $12 million per quarter during the remainder of 2002 and the loan origination volume for all of 2002 will range from $24 million to $36 million. Our reduction in outstanding commitments is a result of numerous factors including the following:
•	The uncertain economic environment that has continued since September 2001, including the performance of limited service hospitality properties;
•	Interest rates have remained low and stable for a prolonged period of time. As a result, refinancing opportunities have declined since a significant portion of these opportunities would have already been refinanced;
•	Continued weakness in selective geographic markets;
•	Continued decline in new lodging construction as a result of the uncertain economic climate and aggressive construction prior to 2002; and,
•	Buyers are deferring decisions on potential acquisitions in order to better assess potential opportunities.

     The proceeds from the prepayments we receive and from the completion of our structured loan sale transactions are invested initially in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

     Due to our decreased loan originations, loan commitments and lending opportunities, our proceeds from the 2002 structured loan sale transaction will be invested in temporary investments and our results of operations, cash flows and financial conditions will be negatively impacted until the proceeds are fully reinvested.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at March 31, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable (1)	$47,925	$1,800	$10,141	$4,584	$31,400
Revolving credit facility (2)	10,700	10,700	—	—	—

Total contractual cash obligations	$58,625	$12,500	$10,141	$4,584	$31,400

(1)	Maturities of our 1998 structured notes payable are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments or defaults and loan losses.

(2)	Our available borrowing base on our revolving credit facility at March 31, 2002 was $14.8 million.

     Our commitments at March 31, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

		(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	20,381	20,381	—	—	—

Total commitments	$20,381	$20,381	$—	$—	$—

(1)	Represents our cross indemnification with PMC Capital related to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2001 and 2000 with a maximum exposure at March 31, 2002 of $15.5 million as discussed in detail below.

(2)	Represents our loans commitments and approvals outstanding.

     In a structured loan sale transaction, we contribute loans receivable to a special purpose entity in exchange for an ownership interest in that entity. The special purpose entity issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the special purpose entity. The terms of the notes payable issued by the special purpose entities provide that the owners of these special purpose entities are not liable for any payment on the notes. Accordingly, if the special purpose entities fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the special purpose entities. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. As a result, neither the assets contributed to the special purpose entities nor the notes payable issued by the special purpose entities are included in our consolidated financial statements.

     PMC Commercial and PMC Capital have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the special purpose entities (“SPEs”) created in conjunction with our structured loan sale transactions completed in 2001 and 2000. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At March 31, 2002, our maximum exposure under these indemnification agreements was approximately $15.5 million which represents the value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the 2001 Joint Venture and the 2000 Joint Venture. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorated, it could be necessary for us to perform under these indemnification agreements.

     On April 12, 2002, we completed another structured loan sale transaction with PMC Capital. PMC Commercial and PMC Capital entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the SPE created in conjunction with this structured loan sale. The terms and conditions of the indemnification agreement are identical to those related to our structured loan sale transactions completed in 2001 and 2000 described above. Our maximum exposure under this indemnification agreement is expected to be approximately $8.7 million which represents the value of the Retained Interests we anticipate will be recorded on PMC Capital’s consolidated balance sheet in the second quarter of 2002.

     At the time a structured loan sale transaction is completed, we enter into Credit Enhancement Agreements that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each special purpose entity. If, at any measurement date, the delinquency, default or loss rate with respect to any special purpose entity were to exceed the specified limits, provisions of the Credit Enhancement Agreements would automatically increase the level of credit enhancement requirements for that special purpose entity. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the special purpose entity, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distribution or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

     In addition, we have credit enhancement agreements relating to our ownership of PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”). Distributions from the 1998 Partnership are limited and restricted for payment to its noteholders. Our required reserve amount ($2.3 million at March 31, 2002), included in restricted investments in our consolidated balance sheets, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of March 31, 2002 and December 31, 2001, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

Equity and Dividends

     During January 2002, we paid $0.40 per share in dividends to common shareholders of record on December 31, 2001. On March 18, 2002 we again declared a $0.40 per share dividend to common shareholders of record on March 28, 2002, which was paid in April 2002. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings.

     Our Board considers many factors including, but not limited to, expectations for future earnings and funds from operations (“FFO”), taxable income, interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances in determining dividend policy. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any singular factor such as quarterly FFO or earnings expectations.

     To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends.

     The Board has authorized a share repurchase program, expiring June 6, 2002, for up to 500,000 of our outstanding Common Shares. The shares may be bought from time to time in the open market or pursuant to negotiated transactions. As of March 31, 2002, we had acquired 132,850 shares under the share repurchase program for an aggregate purchase price of $1,285,000, including commissions.

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

     Our FFO for the three months ended March 31, 2002 and 2001 was computed as follows:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Net income	$2,648	$2,807
Less gain on sale of real estate investments	(371)	(502)
Add depreciation	518	518

FFO	$2,795	$2,823

Basic weighted average shares outstanding	6,441	6,409

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

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

     Since our consolidated balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below.

     A majority of our loans receivable (approximately 83%) consists of fixed interest rate loans receivable and, as a result, changes in interest rates do not have an immediate impact on interest income with regard to these loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan receivable prepayments and pay-offs. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

     Our liabilities consisted primarily of the structured notes payable of approximately $33.4 million at March 31, 2002, debt related to our Hotel Properties of approximately $14.5 million and $10.7 million outstanding on our Revolver. The structured notes payable and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense. The amount outstanding on our Revolver is based on LIBOR and thus subject to adverse changes in market interest rates. If interest rates were to increase by 200 basis points, we would have an increase in interest expense of $214,000 on an annual basis assuming there were no changes in the balance outstanding under our Revolver. However, we utilized $12.4 million in proceeds from our 2002 structured loan sale transaction to repay the outstanding balance on our revolving credit facility (our variable-rate debt) during April 2002.

     As of March 31, 2002, we had $14.4 million of variable-rate loans receivable and $10.7 million of variable-rate debt. On the $3.7 million differential between our variable-rate loans receivable outstanding and our variable-rate debt we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income.

     We have an investment in Retained Interests that is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment may not affect our discount rates. However, significant changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on their recorded value. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if the discount rates used by the Board, were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests would decrease by approximately $750,000 and $1.5 million, respectively.

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

     B.     Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	5/15/02	/s/ Lance B. Rosemore Lance B. Rosemore President

Date:	5/15/02	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)