Form 10-Q
period 2002-06-30
PMC COMMERCIAL TRUST /TX
filed 2002-08-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

TEXAS	75-6446078

State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO

As of August 7, 2002, Registrant had outstanding 6,446,291 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001	2
	Consolidated Statements of Income (Unaudited) - Three and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Statements of Comprehensive Income (Unaudited) - Three and Six Months Ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
PART II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits and Reports on Form 8-K	37

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments:
Loans receivable, net	$56,065	$78,486
Real estate investments, net	45,618	52,718
Retained interests in transferred assets	23,267	17,766
Cash equivalents	9,138	543
Restricted investments	6,081	5,206
Real estate investment held for sale, net	1,877	—
Asset acquired in liquidation	442	424

Total investments	142,488	155,143

Other assets:
Other assets, net	385	367
Deferred borrowing costs, net	311	357
Interest receivable	265	394
Cash	70	14

Total other assets	1,031	1,132

Total assets	$143,519	$156,275

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$44,068	$48,370
Revolving credit facility	—	8,700
Dividends payable	2,579	2,577
Due to affiliates	524	528
Borrower advances	329	1,028
Interest payable	262	317
Unearned commitment fees	220	183
Other liabilities	1,207	1,801

Total liabilities	49,189	63,504

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,579,141 and 6,574,141 shares issued at June 30, 2002 and December 31, 2001, respectively; 6,446,291 and 6,441,291 shares outstanding at June 30, 2002 and December 31, 2001, respectively	66	66
Additional paid-in capital	94,707	94,643
Net unrealized appreciation of retained interests in transferred assets	3,022	2,185
Cumulative net income	73,924	68,112
Cumulative dividends	(76,104)	(70,950)

	95,615	94,056
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	94,330	92,771

Total liabilities and beneficiaries’ equity	$143,519	$156,275

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

		(Unaudited)
Revenues:
Interest income — loans	$3,375	$4,023	$1,446	$2,234
Lease income	2,868	3,320	1,451	1,648
Income from retained interests in transferred assets	1,384	721	717	294
Interest and dividends — other investments	71	87	59	35
Other income	667	294	464	80

Total revenues	8,365	8,445	4,137	4,291

Expenses:
Interest	1,850	2,164	867	1,191
Depreciation	916	927	437	469
Advisory and servicing fees to affiliate, net	898	796	449	366
General and administrative	137	146	93	110
Legal and accounting fees	66	49	51	34
Provision for loan losses	65	200	—	150
Realized losses on retained interests in transferred assets	53	—	—	—

Total expenses	3,985	4,282	1,897	2,320

Income from continuing operations before gain on sale of assets	4,380	4,163	2,240	1,971

Gain on sale of assets:
Gain on sale of real estate investments	—	824	—	323
Gain on sale of loans receivable	562	1,433	562	1,433

	562	2,257	562	1,756

Income from continuing operations	4,942	6,420	2,802	3,727

Discontinued operations:
Gain on sale of real estate investments	663	—	292	—
Net earnings	207	237	70	122

	870	237	362	122

Net income	$5,812	$6,657	$3,164	$3,849

Weighted average shares outstanding:
Basic	6,442	6,421	6,443	6,434

Diluted	6,458	6,433	6,460	6,435

Basic earnings per share:
Income from continuing operations	$0.77	$1.00	$0.43	$0.58
Discontinued operations	0.13	0.04	0.06	0.02

Net income	$0.90	$1.04	$0.49	$0.60

Diluted earnings per share:
Income from continuing operations	$0.77	$1.00	$0.43	$0.58
Discontinued operations	0.13	0.04	0.06	0.02

Net income	$0.90	$1.04	$0.49	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

		(Unaudited)
Net income	$5,812	$6,657	$3,164	$3,849

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	1,012	514	927	543
Less realized gains included in net income	(175)	(21)	(94)	(16)

	837	493	833	527

Comprehensive income	$6,649	$7,150	$3,997	$4,376

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$5,812	$6,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	974	1,048
Realized losses on retained interests in transferred assets	53	—
Gain on sale of assets	(1,225)	(2,257)
Accretion of commitment fees	(185)	(319)
Amortization of borrowing costs	46	35
Provision for loan losses	65	200
Loan fees collected, net	142	423
Other operating assets and liabilities	(1,295)	(861)

Net cash provided by operating activities	4,387	4,926

Cash flows from investing activities:
Loans funded	(10,808)	(32,328)
Principal collected	8,305	2,861
Proceeds from sale of property, net	3,017	7,219
Proceeds from retained interests in transferred assets	316	251
Investment in retained interests in transferred assets	(1,474)	(980)
Proceeds received from (investment in) asset acquired in liquidation	(18)	71
Release of (investment in) restricted investments, net	(875)	1,425
Purchase of furniture, fixtures and equipment	(149)	(245)

Net cash used in investing activities	(1,686)	(21,726)

Cash flows from financing activities:
Proceeds from issuance of common shares	64	267
Repayment of revolving line of credit, net	(8,700)	—
Proceeds from structured loan sale transactions, net	24,040	29,529
Purchase of treasury stock	—	(246)
Payment of principal on notes payable	(4,302)	(3,130)
Payment of dividends	(5,152)	(4,697)

Net cash provided by financing activities	5,950	21,723

Net increase in cash and cash equivalents	8,651	4,923

Cash and cash equivalents, beginning of year	557	487

Cash and cash equivalents, end of period	$9,208	$5,410

Supplemental disclosure:
Interest paid	$1,786	$2,071

Loan receivable originated in connection with sale of hotel property	$2,044	$—

Loans and interest receivable transferred to special purpose entities, net	$2,810	$2,814

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of June 30, 2002 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2002 and our results of operations for the three and six months ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve valuing and recording income on our retained interests in transferred assets and in determining loan loss reserves for loans receivable.

The results for the three and six months ended June 30, 2002 are not necessarily indicative of future financial results.

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

At June 30, 2002, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”, and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) of which we own approximately 69%, 39% and 39%, respectively. PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, owns the remaining interests in the Joint Ventures.

NOTE 4. Real Estate Investments:

As of June 30, 2002, our real estate investments consisted of 22 hospitality properties (the “Hotel Properties”), we purchased from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, through June 2008 (which can be extended through 2020), and with consumer price index increases up to a maximum of 2% per year. We amended our sale/leaseback agreement with Arlington to allow for the orderly sale of up to eight properties to Arlington or its designee prior to June 2004 (five properties have been sold under this agreement as of June 30, 2002). To the extent the sales are not completed in an agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2002, the annual base rent payment for the Hotel Properties was $5,348,000 plus 4% of gross room revenues.

Our real estate investments consisted of the following:

			December 31,
	June 30, 2002		2001

		Real
		Estate
	Real	Investment	Real
	Estate	Held for	Estate
	Investments	Sale	Investments

	(Dollars in thousands)
Land	$5,347	$263	$6,153
Buildings and improvements	42,231	1,682	47,953
Furniture, fixtures and equipment	4,442	214	4,889

	52,020	2,159	58,995
Accumulated depreciation	(6,402)	(282)	(6,277)

	$45,618	$1,877	$52,718

Number of Hotel Properties	21	1	24

The real estate investment held for sale is under contract for approximately $2.2 million pursuant to our amended sale/leaseback agreement with Arlington and is expected to be completed prior to June 2003.

NOTE 5. Retained Interests in Transferred Assets:

In our structured loan sale transactions detailed below, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale. As a result, neither the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, nor the operating results of the SPE are included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and the relative fair value of (ii) the sum of (a) cash received and (b) the present value of the future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We completed a structured loan sale transaction on April 12, 2002. Information pertaining to the transaction (as of the date completed) was as follows:

2002
Joint Venture(1)

(Dollars in thousands)
Principal amount of sold loans	$27,286
Structured Notes issued	$24,557
Funding of reserve	$1,091
Interest rate on the Structured Notes	6.67%
Structured Notes rating(2)	"Aaa"
Weighted average interest rate on loans	9.23%
Weighted average remaining life of loans(3)	5.38 years
Aggregate losses assumed(4)	2.88%
Prepayment rate assumption(5)	9.00%
Discount rate assumptions(6)	8.2% to 12.9%
Net gain recorded(7)	$562
Value of Retained Interests	$5,293

(1)	Amounts represent PMC Commercial’s share of the joint venture.
(2)	Structured Notes issued by the SPE were rated by Moody’s Investors Service, Inc.
(3)	The weighted average remaining life of loans is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial principal balance.
(4)	This percentage represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.5% to 0.8%.
(5)	The prepayment rate is based on the actual performance of the loan pool, adjusted for anticipated principal payments considering other similar loans.
(6)	Our initial discount rates utilized were (i) 8.2% for our required overcollateralization, (ii) 9.9% for our reserve fund and (iii) 12.9% for our interest-only strip receivable.
(7)	The net gain recorded does not include $439,000 which is deferred and recorded as unrealized appreciation in our beneficiaries’ equity in accordance with SFAS No. 140.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our structured loan sale transactions as of June 30, 2002 was as follows:

	2000	2001	2002
	Joint Venture(1)	Joint Venture(1)	Joint Venture(1)

	(Dollars in thousands)
Principal outstanding on sold loans	$52,045	$29,248	$27,109
Structured Notes balance outstanding	$46,416	$26,690	$24,406
Cash in the collection account	$491	$307	$187
Cash in the reserve account	$3,134	$1,761	$1,477
Weighted average interest rate on loans	9.66%	9.60%	9.23%
Discount rate assumptions(2)	8.0% to 12.8%	7.8% to 12.5%	8.0% to 12.8%
Prepayment rate assumption(3)	8.00%	9.00%	9.00%
Weighted average remaining life of loans(4)	4.58 years	5.28 years	5.34 years
Aggregate losses assumed(5)	2.33%	3.11%	2.94%
Aggregate losses to date	—%	—%	—%

(1)	Balances represent PMC Commercial’s share of the respective joint venture.
(2)	The discount rates utilized were (i) 7.8% to 8.0% for our required overcollateralization, (ii) 9.5% to 9.8% for our reserve funds and (iii) 12.5% to 12.8% for our interest-only strip receivables.
(3)	The prepayment rate is based on the actual performance of the loan pools, adjusted for anticipated principal payments considering other similar loans.
(4)	The weighted average remaining life of loans is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(5)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.4% to 0.8%, plus current reserves.

The value of our Retained Interests is based upon our estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, we make estimates in determining (i) the amount and timing of those cash flows and (ii) the discount rates. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)	on-going costs of the transaction.

Our Retained Interests consisted of the following:

	June 30, 2002

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
2000 Joint Venture	$11,209	$6,240	$2,450	$2,519
2001 Joint Venture	6,556	2,971	1,364	2,221
2002 Joint Venture	5,502	2,983	1,088	1,431

	$23,267	$12,194	$4,902	$6,171

	December 31, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
2000 Joint Venture	$11,465	$6,301	$2,425	$2,739
2001 Joint Venture	6,301	2,882	1,354	2,065

	$17,766	$9,183	$3,779	$4,804

The cost basis of our Retained Interests was as follows:

	June 30,	December 31,
	2002	2001

	(In thousands)
2000 Joint Venture	$9,696	$9,872
2001 Joint Venture	5,551	5,709
2002 Joint Venture	4,998	—

	$20,245	$15,581

The following is a sensitivity analysis of our Retained Interests as of June 30, 2002 to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum(1)	$21,419,000	($1,848,000)
Losses increase by 100 basis points per annum(1)	$19,642,000	($3,625,000)
Rate of prepayment increases by 5% per annum(2)	$22,317,000	($950,000)
Rate of prepayment increases by 10% per annum(2)	$21,678,000	($1,589,000)
Discount rates increase by 100 basis points	$22,258,000	($1,009,000)
Discount rates increase by 200 basis points	$21,318,000	($1,949,000)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

The following information summarizes the financial position of the Joint Ventures at June 30, 2002 and December 31, 2001. We owned approximately 39% of the 2002 Joint Venture, 39% of the 2001 Joint Venture and 69% of the 2000 Joint Venture as of June 30, 2002. We owned approximately 67% of the 2000 Joint Venture and 40% of the 2001 Joint Venture as of December 31, 2001. Balances represent 100% of the limited partnership interests in the Joint Ventures.

Summary of Financial Position:
					2002
					Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	June 30,	December 31,	June 30,	December 31,	June 30,
	2002	2001	2002	2001	2002

	(In thousands)
Loans Receivable, Net	$77,099	$79,695	$76,398	$78,177	$69,874

Total Assets	$82,887	$85,716	$82,162	$83,600	$74,632

Notes Payable	$68,712	$71,100	$69,995	$71,768	$62,959

Total Liabilities	$68,920	$71,316	$70,181	$71,958	$63,134

Partners’ Capital	$13,967	$14,400	$11,981	$11,642	$11,498

The following information summarizes the results of operations of the Joint Ventures. Amounts represent 100% of the limited partnership interests for the Joint Ventures.

Summary of Operations:

	Six Months Ended June 30,

					2002
					Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	2002	2001	2002	2001(1)	2002(2)

	(In thousands)
Interest Income	$3,612	$4,007	$3,756	$64	$1,448

Total Revenues	$3,848	$4,223	$3,802	$211	$1,460

Interest Expense	$2,559	$2,661	$2,251	$40	$913

Total Expenses	$2,687	$2,781	$2,375	$40	$991

Net Income	$1,161	$1,442	$1,427	$171	$469

(1)	Represents the period from June 27, 2001 (inception) through June 30, 2001.
(2)	Represents the period from April 12, 2002 (inception) through June 30, 2002.

Our ownership of the Joint Ventures is based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures is based on the remaining principal balance of the underlying loans receivable contributed by us to the respective Joint Ventures.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	June 30, 2002			December 31, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Assets	$56,006	$31,439	$28,891	$57,127	$31,678
Liabilities	$46,557	$26,761	$24,473	$47,506	$27,025
Partners’ Capital	$9,449	$4,678	$4,418	$9,621	$4,653

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	2002			2001

			Period From		Period From
			April 12	Six Months	June 27
	Six Months Ended		(Inception)	Ended	(Inception)
	June 30, 2002		to June 30, 2002	June 30, 2001	to June 30, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

(In thousands)
Net Income	$938	$570	$161	$1,086	$156

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the Joint Ventures. As a result, at June 30, 2002 and December 31, 2001 our consolidated balance sheets do not include the $116.3 million and $88.8 million of assets, respectively, and $97.8 million and $74.5 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $23.3 million and $17.8 million at June 30, 2002 and December 31, 2001, respectively, including unrealized appreciation of $3.0 million and $2.2 million, respectively.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. The annualized yield on our Retained Interests was as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Annualized Yield	13.8%	12.9%	12.7%	10.4%

PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us for the three or six months ended June 30, 2002 and 2001.

Pursuant to the trust indentures, we received approximately $1.7 million and $1.0 million in cash distributions from the Joint Ventures during the six months ended June 30, 2002 and 2001, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. Asset Acquired in Liquidation:

At June 30, 2002 and December 31, 2001, the value of our asset acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $442,000 and $424,000, respectively. We are currently marketing to sell this asset.

NOTE 7. Revolving Credit Facility:

At December 31, 2001, we had $8.7 million outstanding under our revolving credit facility which was repaid during the six months ended June 30, 2002. Accordingly, at June 30, 2002, we did not have any amounts outstanding under our credit facility. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. The facility matures in November 2002. At June 30, 2002 we were in compliance with all covenants of this facility.

NOTE 8. Beneficiaries’ Equity:

The weighted average number of common shares outstanding were 6,443,000 and 6,434,000 for the three months ended June 30, 2002 and 2001, and 6,442,000 and 6,421,000 for the six months ended June 30, 2002 and 2001, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 17,000 and 1,000 shares, respectively, for the dilutive effect of stock options during the three months ended June 30, 2002 and 2001 and by approximately 16,000 and 12,000 shares, respectively, during the six months ended June 30, 2002 and 2001.

NOTE 9. Discontinued Operations:

Our sale/leaseback agreement with Arlington provides for the orderly sale (at prices in excess of our investment in each property) of up to eight properties to Arlington or its designee prior to June 2004. Five properties have been sold under this agreement as of June 30, 2002.

During the six months ended June 30, 2002, we sold two hotel properties for approximately $5.2 million and recognized gains of approximately $663,000. In March 2002 and May 2002, we sold the hotel properties for approximately $2.5 million and $2.7 million, respectively, and recognized gains of approximately $371,000 and $292,000, respectively. We financed $2.0 million of the May 2002 sale through origination of a loan with a variable interest rate of LIBOR plus 4%, maturing in 2022.

One hotel property is classified as real estate investment held for sale, net on our accompanying consolidated balance sheet at June 30, 2002. The sale of this hotel property will be the sixth property sold under the sale/leaseback agreement with Arlington and is expected to be completed prior to June 2003.

In accordance with SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets,” the operations of our hotel properties sold during the three and six months ended June 30, 2002 and the hotel property held for sale at June 30, 2002 have been reflected as discontinued operations in our accompanying consolidated statements of income. SFAS No. 144 does not allow for retroactive application of prior period gains and discontinued operations of properties sold prior to January 1, 2002; however, in accordance with SFAS 144 the prior period financial statements have been reclassified to reflect the operations of these three properties as discontinued operations for the three and six months ended June 30, 2001.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Discontinued operations of the three hotel properties consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(In thousands)
Lease income	$282	$383	$94	$195
Advisory fees	(17)	(25)	(5)	(12)
Depreciation	(58)	(121)	(19)	(61)

Net earnings	207	237	70	122
Gain on sale of real estate investments	663	—	292	—

Discontinued operations	$870	$237	$362	$122

NOTE 10. Related Party Transactions:

Fees associated with our investment management agreements with PMC Advisers, Ltd. (“PMC Advisers”), a wholly-owned subsidiary of PMC Capital, consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(In thousands)
Lease supervision fee	$199	$232	$98	$112
Investment management fee	818	785	431	426

Total fees incurred	1,017	1,017	529	538
Less:
Management fees included in discontinued operations	(17)	(25)	(5)	(12)
Cost of structured loan sale transactions	(57)	(60)	(57)	(60)
Fees capitalized as cost of originating loans	(45)	(136)	(18)	(100)

Advisory and servicing fees to affiliate, net	$898	$796	$449	$366

NOTE 11. Commitments and Contingencies:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At June 30, 2002, we had approximately $17.8 million of total loan commitments and approvals outstanding (including the unfunded portion of projects in the construction phase) to eight small businesses in the lodging industry. Approximately $16.9 million of these commitments are for variable-rate loans based on LIBOR at spreads over LIBOR ranging from 3.75% to 4.50%. Including the variable-rate commitments, the weighted average interest rate on loan commitments at June 30, 2002 was 6.4%. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, these commitments will be referred back to PMC Advisers.

Pursuant to the trust indenture for PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), our structured loan financing which is not treated as a sale for financial reporting purposes, distributions of the net assets of the 1998 Partnership are limited and restricted. The required reserve amount ($2.1 million at June 30, 2002), included in restricted investments on our consolidated balance sheets, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1998 Partnership at inception ($1.4 million). As of June 30, 2002 and December 31, 2001, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

PMC Commercial and PMC Capital have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by one of the company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. The 2000 Joint Venture has $3.4 million of non-accrual loans (contributed by PMC Capital) currently in the process of liquidation. To the extent losses are incurred, it will cause a cash flow reduction to PMC Commercial and, as a result, if the cash flow reduction is deemed temporary interest would be received by PMC Commercial. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At June 30, 2002, our maximum exposure under these indemnification agreements was approximately $24.3 million which represents the value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorates, it could be necessary for us to perform under these indemnification agreements.

In connection with our structured loan sale transaction completed in April 2002, we do not receive distributions from the SPE until the reserve fund balance is equal to 6% of the current outstanding balance of the loans receivable underlying the structured loan sale transaction. As of June 30, 2002, approximately $149,000 is remaining to fully fund the reserve, which will be funded with cash flows from the 2002 Joint Venture.

In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

NOTE 12. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small businesses primarily in the lodging industry and (ii) the Property Division which owns the Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our business segment data for the three months ended June 30, 2002 and 2001 was as follows:

	For the Three Months Ended June 30,

	2002			2001

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:
Interest income — loans and other portfolio income	$1,969	$1,969	$—	$2,349	$2,349	$—
Lease income	1,451	—	1,451	1,648	—	1,648
Income from retained interests in transferred assets	717	717	—	294	294	—

Total	4,137	2,686	1,451	4,291	2,643	1,648

Expenses:
Interest (1)	867	403	464	1,191	540	651
Advisory and servicing fees, net	449	356	93	366	266	100
Realized losses on retained interests in transferred assets	—	—	—	—	—	—
Depreciation	437	—	437	469	—	469
Other	144	144	—	294	294	—

Total	1,897	903	994	2,320	1,100	1,220

Income from continuing operations before gain on sale of assets	2,240	1,783	457	1,971	1,543	428

Gain on sale of assets:
Gain on sale of real estate investments	—	—	—	323	—	323
Gain on sale of loans receivable	562	562	—	1,433	1,433	—

	562	562	—	1,756	1,433	323

Income from continuing operations	2,802	2,345	457	3,727	2,976	751

Discontinued operations:
Gain on sale of real estate investments	292	—	292	—	—	—
Net earnings	70	—	70	122	—	122

	362	—	362	122	—	122

Net income	$3,164	$2,345	$819	$3,849	$2,976	$873

Additions to real estate investments	$116	$—	$116	$245	$—	$245

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our business segment data for the six months ended June 30, 2002 and 2001 was as follows:

	For the Six Months Ended June 30,

	2002			2001

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:
Interest income — loans and other portfolio income	$4,113	$4,113	$—	$4,404	$4,404	$—
Lease income	2,868	—	2,868	3,320	—	3,320
Income from retained interests in transferred assets	1,384	1,384	—	721	721	—

Total	8,365	5,497	2,868	8,445	5,125	3,320

Expenses:
Interest(1)	1,850	862	988	2,164	948	1,216
Advisory and servicing fees, net	898	716	182	796	589	207
Realized losses on retained interests in transferred assets	53	53	—	—	—	—
Depreciation	916	—	916	927	—	927
Other	268	268	—	395	385	10

Total	3,985	1,899	2,086	4,282	1,922	2,360

Income from continuing operations before gain on sale of assets	4,380	3,598	782	4,163	3,203	960

Gain on sale of assets:
Gain on sale of real estate investments	—	—	—	824	—	824
Gain on sale of loans receivable	562	562	—	1,433	1,433	—

	562	562	—	2,257	1,433	824

Income from continuing operations	4,942	4,160	782	6,420	4,636	1,784

Discontinued operations:
Gain on sale of real estate investments	663	—	663	—	—	—
Net earnings	207	—	207	237	—	237

	870	—	870	237	—	237

Net income	$5,812	$4,160	$1,652	$6,657	$4,636	$2,021

Additions to real estate investments	$149	$—	$149	$245	$—	$245

	As of June 30,

	2002			2001

	(In thousands)
Total assets	$143,519	$93,933	$49,586	$149,480	$88,800	$60,680

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

Note 13. Recently Issued Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which was effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statement, which we believe will not have a material impact on our consolidated financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases.

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. We have not yet determined the impact, if any, of SFAS No. 146 on our results of operations and financial condition.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

INTRODUCTION

     PMC Commercial Trust (“PMC Commercial”) is a real estate investment trust (“REIT”) that originates loans to small businesses and owns limited service hospitality properties. As a commercial lender, we originate loans to small businesses, primarily collateralized by first liens on real estate of the related business. Our loans receivable are primarily to borrowers in the lodging industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries. In addition, we owned 22 properties (the “Hotel Properties”) with a net book value of $47.5 million at June 30, 2002.

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

     The following discussion of our financial condition at June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Prior to 2001, we primarily originated fixed-rate loans. During 2001, we commenced marketing and selling a variable-rate loan product based on LIBOR. During the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries) which remained at disproportionately higher levels than shorter term financial indices. As a result, our fixed interest rates offered were higher than the banks and our lending opportunities decreased. However, we were able to compete more effectively when offering a LIBOR based variable-rate loan product.

     Currently, a significant portion of our fundings and our outstanding commitments are based on LIBOR. As of June 30, 2002, our variable-rate loans receivable were $19.1 million (34%) of our loans receivable, an increase of $7.6 million (66%) from December 31, 2001. At June 30, 2002, 95% of our commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans.

     At June 30, 2002, we had approximately $17.8 million of total loan commitments and approvals outstanding to eight small businesses in the lodging industry. Approximately $16.9 million of these commitments are for variable-rate loans based on LIBOR. The spreads over LIBOR range from 3.75% to 4.50%. The weighted average interest rate on loan commitments at June 30, 2002 was 6.4% which is lower than our historical weighted average interest rate on loan commitments. Commitments have fixed expiration dates and require payment of a fee.

     As of June 30, 2002, our commitments of approximately $17.8 million were significantly less than commitments outstanding of $29.4 million at June 30, 2001. Based on current market conditions, we anticipate that quarterly loan origination volumes will range from $6 million to $12 million per quarter during the remainder of 2002 and the loan origination volume for all of 2002 will range from $25 million to $37 million.

     Our interest income for the three months ended June 30, 2002 was negatively impacted by the reduced volume of funding, the lower yield on our loans receivable and the negative carrying cost of our short-term investments since April 2002 when we completed a structured loan sale transaction. The proceeds we receive from the completion of structured loan sale transactions and prepayments are invested initially in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates. Alternatively, our quarterly results were enhanced by approximately $390,000 of prepayment fee income and gains from asset sales aggregating $854,000.

Current Economic Factors

     Our primary competition has come from banks, financial institutions and other lending companies. Many of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). In general, we believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. In addition, the variety and flexibility of our lending programs enhances our ability to react to current market conditions. For example, in the current economic environment we are experiencing reduced fixed-rate lending volume. Therefore, during 2001, we established our LIBOR based lending program which provides a lower cost variable interest rate alternative to our borrowers. The majority of our current commitments are based on LIBOR.

     During the first half of 2002, we experienced decreases in lending opportunities, loans funded and loan commitments compared to the prior year due to the general interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer short-term lending at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. In addition, as a result of the economic uncertainty, fewer hospitality properties have been marketed; therefore, fewer property sales required financing.

     During 2001, there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease. Although the Federal Reserve lowered interest rates during 2001 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. However, the limited service segment of the hospitality industry was less impacted and continued to outperform the luxury and upscale sectors which, combined with the high-end resort properties, experienced the weakest performance.

     To the extent there is continuation of the above factors, we may continue to have a reduced volume of loan originations. The resulting decrease in loan origination volume would continue to affect our interest income, financial condition and cash flows. Interest income will be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease, or (iii) problem loans increase.

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

     As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

PORTFOLIO INFORMATION

Lending Activities

     Our lending activities consist primarily of originating loans to borrowers who operate in the lodging industry. During the six months ended June 30, 2002 and 2001, we originated $12.8 million and $32.3 million of loans, respectively. During the year ended December 31, 2001, we originated $51.7 million of loans. Our commitments to fund new loans decreased to $17.8 million at June 30, 2002 from $23.6 million at December 31, 2001. See “Liquidity and Capital Resources.”

     Principal collections on our loans receivable were $8.3 million (of which approximately $6.6 million represented prepayments and $0.6 million represented maturities) and $2.9 million (of which approximately $1.9 million represented prepayments) during the six months ended June 30, 2002 and 2001, respectively. The prepayment activity on our fixed-rate loans receivable has increased as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001 and have remained at historically low levels during 2002). We believe that we may continue to experience prepayment activity at high levels during the remainder of 2002. Many of our prepayment charges for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable have a prohibition on prepayment during their initial years.

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

     When retained loans receivable are repaid prior to their maturity, we generally receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and, depending upon the rate of future prepayments, may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity. When we have significant available cash and cash equivalents to be reinvested, the negative impact of prepayments on our interest income, cash flows and financial condition is extended until this additional cash can be reinvested in long-term higher yielding investments.

     We sold loans in structured loan sale transactions completed in April 2002, June 2001 and December 2000. Since the cash flows from these sold loans will impact our profitability and our cash available for dividend distributions, we provide information on both our loans receivable retained (the “Retained Portfolio”) and combined with the sold loans (the “Aggregate Portfolio”). Our Retained Portfolio does not include $108.4 million of aggregate principal balance remaining on the loans sold in these structured loan sale transactions. Our Aggregate Portfolio outstanding was $165.3 million at June 30, 2002.

     At June 30, 2002, the weighted average contractual interest rate of our Retained Portfolio and our Aggregate Portfolio was 8.8% and 9.3%, respectively. In addition to interest income, the yield on our Retained Portfolio includes all fees earned and is reduced by the provision for loan losses. For the six months ended June 30, 2002 and 2001, the annualized average yields on our Retained Portfolio were 10.9% and 10.7%, respectively. For the year ended December 31, 2001, the annualized average yield on our Retained Portfolio was 10.5%.

     At June 30, 2002, approximately $19.1 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. Prior to 2001, all of our loans receivable had fixed interest rates. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.75% to 4.50%. The prime rate and LIBOR used in determining interest rates charged to our borrowers during the third quarter of 2002 are 4.75% and 1.86%, respectively. To the extent the prime rate or LIBOR changes, we will have changes in interest income from our variable-rate loans receivable.

     We have $3.1 million of retained loans receivable on which we have identified loan loss reserves; however, no loans were delinquent greater than 31 days as of June 30, 2002. Our allowance for loan losses as of June 30, 2002 was $365,000. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based on our analysis, we believe that the allowance for loan losses as of June 30, 2002 is sufficient to absorb any losses that may currently exist. We will continue to review our loans receivable to determine the extent to which any changes in loss experience may require additional provisions in the future.

Property Ownership

     A summary of financial information for the lessee of our properties, Arlington Hospitality, Inc. (“Arlington”) which has been derived from Arlington’s public filings as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 is as follows:

	June 30,	December 31,
	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$107,250	$98,300
Cash and short-term investments	3,416	4,748
Total assets	122,553	115,174
Total liabilities	104,010	96,107
Shareholders’ equity	18,543	19,067

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(In thousands)
INCOME STATEMENT DATA:
Total revenue	$38,581	$36,423	$20,643	$16,963
Operating income	1,542	1,347	1,992	1,379
Net income (loss)	(524)	(468)	234	153

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

     The following table summarizes statistical data regarding our 22 Hotel Properties(1):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
			% Increase			% Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Occupancy	58.70%	54.95%	6.8%	63.68%	59.46%	7.1%
ADR(2)	$54.33	$56.77	(4.3%)	$55.45	$57.63	(3.8%)
RevPAR(3)	$31.89	$31.20	2.2%	$35.31	$34.27	3.0%
Revenue	$7,733,831	$7,571,751	2.1%	$4,306,429	$4,182,183	3.0%
Rooms Rented	142,359	133,386	6.7%	77,665	72,564	7.0%
Rooms Available	242,510	242,720	(0.1%)	121,958	122,031	(0.1%)

(1)	Arlington has provided all data.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

CRITICAL ACCOUNTING MATTERS AND ESTIMATES

     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting matters and estimates with the audit committee of our Board of Trust Managers (the “Board”), and the audit committee has reviewed the Company’s disclosure relating to these matters and estimates included in this quarterly report.

Valuation of Loans Receivable

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans receivable by the Board, that significant doubt exists as to the ultimate realization of the loan receivable. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of our loan loss reserves. In our analysis, we review various factors, including the value of the collateral securing the loan receivable and the borrower’s payment history. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of a loan receivable, the effect on our results of operations may be material.

     Our provision for loan losses was 0.09% (nine basis points) of our weighted average outstanding loans receivable during the twelve-month period ended June 30, 2002. It may be difficult to maintain such a low loss rate on our loans receivable. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The volatility that results if the provision for loan losses was to increase is as follows:

Change in Assets and Net Income

Annual provision for loan losses increases by 50 basis points	($284,000)
Annual provision for loan losses increases by 100 basis points	($568,000)

Valuation of Retained Interests

     Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. There can be no assurance of the accuracy of these estimates. The values of our retained interests in transferred assets (“Retained Interests”) from structured loan sale transactions are established based upon an estimate of the anticipated discounted future cash flows retained by us. The assets that comprise our Retained Interests are restricted cash, an investment in the subordinated portion of the sold receivables and the interest-only strip receivable. Management’s assumptions include estimates of prepayment speeds, loan losses and discount rates. We regularly measure our loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses occur quicker than expected, or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated, or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan sale transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. The discount rate that we utilize in computing the net present value of future cash flows are based on management’s estimate of the inherent risks associated with each cash flow stream.

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

     Prepayments or losses in excess of our estimates will cause unrealized depreciation and ultimately realized losses. To date, we have not incurred any principal losses on the loans sold to the joint ventures, and at June 30, 2002 none of our contributed loans were delinquent. However, continuation of this performance is not anticipated. We have estimated annualized loan losses of over 40 basis points on the structured loan sale transactions. At June 30, 2002, we have identified one sold loan receivable ($2.0 million) with a reserve. If we have to liquidate this loan, the loss may exceed our estimates and the value of our Retained Interests will decline. In addition, prepayments will cause us to lose the part of our Retained Interests relating to the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% pays off early and the “all-in cost” of that joint venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. This “spread” that is lost may be offset in part or in whole by the prepayment fee protection that we have in our loans receivable.

     The following is a sensitivity analysis of our Retained Interests as of June 30, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum(1)	$21,419,000	($1,848,000)
Losses increase by 100 basis points per annum(1)	$19,642,000	($3,625,000)
Rate of prepayment increases by 5% per annum(2)	$22,317,000	($950,000)
Rate of prepayment increases by 10% per annum(2)	$21,678,000	($1,589,000)
Discount rates increase by 100 basis points	$22,258,000	($1,009,000)
Discount rates increase by 200 basis points	$21,318,000	($1,949,000)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which was effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases.

     In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. We have not yet determined the impact, if any, of SFAS No. 146 on our results of operations and financial condition.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Overview

     Our net income decreased by $845,000 (13%), to $5,812,000 during the six months ended June 30, 2002 from $6,657,000 during the six months ended June 30, 2001. Our basic earnings per share decreased $0.14 (13%), to $0.90 per share during the six months ended June 30, 2002 from $1.04 per share during the six months ended June 30, 2001. The decreases are primarily due to:
•	a reduction in the gain on sale of our loans receivable of $871,000 ($0.14 per share) due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	decreased interest income of $648,000 ($0.10 per share) due to (i) the sale of $27.3 million of loans receivable in our structured loan sale transaction completed in April 2002, and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rates; and,
•	decreased lease income of $452,000 ($0.07 per share) as a result of the sale of two hotel properties during the six months ended June 30, 2002 and five hotel properties during 2001.

     Partially offsetting these decreases in net income were:
•	an increase in income from our Retained Interests of $663,000 ($0.10 per share) due to the structured loan sale transactions completed in June 2001 and April 2002;
•	an increase in other income of $373,000 ($0.06 per share) due to increased prepayment fees received; and,
•	a decrease in our interest expense of $314,000 ($0.05 per share) due to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing and the repayment of the balance outstanding on our revolving credit facility from the proceeds of our structured loan sale transaction completed in April 2002.

     Significant changes in our revenues and expenses are further described below.

     Revenues

     Interest income on our loans receivable decreased by $648,000 (16%), to $3,375,000 during the six months ended June 30, 2002 from $4,023,000 during the six months ended June 30, 2001. The decrease was primarily attributable to (i) a decrease in our weighted average loans receivable outstanding of $7.6 million (10%), to $69.8 million during the six months ended June 30, 2002 from $77.4 million during the six months ended June 30, 2001 due to the sale of $27.3 million in loans receivable in a structured loan sale transaction completed in April 2002 and (ii) a decrease in our weighted average interest rate, primarily resulting from lower variable interest rates and increased variable rate lending. Our weighted average interest rate on loans receivable outstanding declined to 8.8% at June 30, 2002 compared to 10.1% at June 30, 2001. At June 30, 2002, we had variable-rate loans receivable of $19.1 million outstanding with a weighted average interest rate of approximately 5.9%. We had two variable-rate loans receivable of $2.5 million outstanding at June 30, 2001 at an interest rate of 7.9%.

     Lease income decreased by $452,000 (14%), to $2,868,000 during the six months ended June 30, 2002 from $3,320,000 during the six months ended June 30, 2001. Lease income decreased primarily due to the sale of five hotel properties during the year ended December 31, 2001. In addition, we sold two hotel properties during the six months ended June 30, 2002 and had one hotel property held for sale at June 30, 2002. The operations of these three properties have been reflected as discontinued operations for both periods presented in the accompanying consolidated statements of income. Lease income will continue to decrease as properties are sold.

     Income from our Retained Interests increased $663,000 (92%), to $1,384,000 during the six months ended June 30, 2002 compared to $721,000 during the six months ended June 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our Retained Interests due to our structured loan sale transactions completed in April 2002 and June 2001 and an increase in the yield on our Retained Interests to 13.8% during the six months ended June 30, 2002 from 12.9% during the six months ended June 30, 2001. The increased yield was a result of better than anticipated performance and cash flows related to the loans receivable included in our structured loan sale transactions.

     Other income increased $373,000 (127%), to $667,000 during the six months ended June 30, 2002 compared to $294,000 during the six months ended June 30, 2001. The increase is primarily attributable to increased prepayment fees during the second quarter of 2002.

     Interest Expense

     Interest expense decreased by $314,000 (15%), to $1,850,000 during the six months ended June 30, 2002 from $2,164,000 during the six months ended June 30, 2001. The decrease was primarily attributable to (i) a decrease in the weighted average borrowings outstanding under the revolving credit facility to $6.5 million during the six months ended June 30, 2002 compared to $6.9 million during the six months ended June 30, 2001 and (ii) a decrease in the weighted average interest rate on our revolving credit facility to 3.8% during the six months ended June 30, 2002 from 8.4% during the six months ended June 30, 2001. In addition, interest expense decreased on our structured notes payable from our 1998 structured loan financing due to a declining principal balance ($29.7 million outstanding at June 30, 2002 compared to $35.3 million outstanding at June 30, 2001).

     Interest expense consisted of the following:

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Structured Notes	$1,077	$1,193
Mortgages on Hotel Properties	568	590
Revolving credit facility	200	364
Other	5	17

	$1,850	$2,164

     Other Expenses

     Advisory and servicing fees to affiliate, net, increased by $102,000 (13%), to $898,000 during the six months ended June 30, 2002 from $796,000 during the six months ended June 30, 2001.

     Fees associated with the investment management agreements consisted of the following:

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Lease supervision fee	$199	$232
Investment management fee	818	785

Total fees incurred	1,017	1,017
Less:
Management fees included in discontinued operations	(17)	(25)
Cost of structured loan sale transactions	(57)	(60)
Fees capitalized as cost of originating loans	(45)	(136)

Advisory and servicing fees to affiliate, net	$898	$796

     While the total fees incurred under our investment management agreements remained constant, our expense increased since less costs were capitalized primarily as a result of fewer loans closed during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

     Realized losses on retained interests in transferred assets were $53,000 for the six months ended June 30, 2002 which was the result of a reduction in expected future cash flows resulting from prepayments. We had no realized losses on our Retained Interests for the six months ended June 30, 2001.

     Our provision for loan losses decreased $135,000 (68%), to $65,000 during the six months ended June 30, 2002 from $200,000 during the six months ended June 30, 2001. The increase in reserves established during the six months ended June 30, 2001 was related to two loans that we had identified as potential problem loans. At June 30, 2002, no loans were delinquent greater than 31 days; however, we have identified reserves on three loans.

     Gain on sale of assets and discontinued operations

     Gain on sale of real estate investments was $824,000 during the six months ended June 30, 2001 due to the sale of three of our hotel properties for $7.2 million.

     Gain on sale of loans receivable was $562,000 and $1,433,000 during the six months ended June 30, 2002 and June 30, 2001. The decrease in gain is primarily the result of (i) a decrease in the amount of loans sold from $32.7 million in June 2001 to $27.3 million during April 2002 and (ii) a decrease in the spread earned at the time the transactions were completed to 2.56% for the structured loan sale transaction completed in April 2002 compared to 3.26% for the structured loan sale transaction completed in June 2001.

     Our profit from discontinued operations increased by $633,000 (267%), to a net profit of $870,000 during the six months ended June 30, 2002 from a net profit of $237,000 during the six months ended June 30, 2001. During the six months ended June 30, 2002, we sold two of our hotel properties for $5.2 million resulting in a net gain on sale of $663,000. In addition, in accordance with SFAS No. 144, results of operations from the hotel properties sold during 2002 are included in discontinued operations for the six months ended June 30, 2002 and 2001; however, the corresponding gain on sale of real estate investments during the six months ended June 30, 2001 has not been reclassified to discontinued operations.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

     Overview

     Our net income decreased by $685,000 (18%), to $3,164,000 during the six months ended June 30, 2002 from $3,849,000 during the six months ended June 30, 2001. Our basic earnings per share decreased $0.11 (18%), to $0.49 per share during the six months ended June 30, 2002 from $0.60 per share during the six months ended June 30, 2001. The decreases are primarily due to:
•	a reduction in the gain on sale of our loans receivable of $871,000 ($0.14 per share) due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	decreased interest income of $788,000 ($0.12 per share) due to (i) the sale of $27.3 million of loans receivable in our structured loan sale transaction completed in April 2002 and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rates; and,
•	decreased lease income of $197,000 ($0.03 per share) due to the sale of two hotel properties during the six months ended June 30, 2002 and five hotel properties during 2001.

     Partially offsetting these decreases in net income were:
•	an increase in income from our Retained Interests of $423,000 ($0.07 per share) due to the structured loan sale transactions completed in April 2002 and June 2001;
•	an increase in other income of $384,000 ($0.06 per share) due to increased prepayment fees received; and,
•	a decrease in our interest expense of $324,000 ($0.05 per share) due to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing and the repayment of the balance outstanding on our revolving credit facility from the proceeds of our structured loan sale transaction completed in April 2002.

     Significant changes in our revenues and expenses are further described below.

     Revenues

     Interest income on our loans receivable decreased by $788,000 (35%), to $1,446,000 during the three months ended June 30, 2002 from $2,234,000 during the three months ended June 30, 2001. The decrease resulted primarily from a decrease in our weighted average loans receivable outstanding of $26.5 million (31%), to $58.3 million during the three months ended June 30, 2002 from $84.8 million during the three months ended June 30, 2001 due to the sale of $27.3 million in loans receivable in our structured loan sale transaction completed in April 2002 and (ii) a decrease in our weighted average interest rate, primarily resulting from lower variable interest rates and increased variable rate lending. Our weighted average interest rate on loans receivable outstanding declined to 8.8% at June 30, 2002 compared to 10.1% at June 30, 2001.

     Lease income decreased by $197,000 (12%), to $1,451,000 during the three months ended June 30, 2002 from $1,648,000 during the three months ended June 30, 2001. Lease income decreased primarily due to the sale of five hotel properties during the year ended December 31, 2001. In addition, we sold two hotel properties during the six months ended June 30, 2002 and one hotel property is held for sale at June 30, 2002. The operations of these three properties have been reflected as discontinued operations for both periods presented in the accompanying consolidated statements of income. Lease income will continue to decrease as we sell properties.

     Income from our Retained Interests increased $423,000 (144%), to $717,000 during the three months ended June 30, 2002 compared to $294,000 during the three months ended June 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our Retained Interests due to our structured loan sale transactions completed in April 2002 and June 2001 and an increase in the yield on our Retained Interests to 12.7% during the three months ended June 30, 2002 from 10.4% during the three months ended June 30, 2001. The increased yield was a result of better than anticipated performance and cash flows relating to the loans receivable included in our structured loan sale transactions.

     Other income increased $384,000 (480%), to $464,000 during the three months ended June 30, 2002 compared to $80,000 during the three months ended June 30, 2001. The increase is primarily due to increased prepayment fees received during the second quarter of 2002.

     Interest Expense

     Interest expense decreased by $324,000 (27%), to $867,000 during the three months ended June 30, 2002 from $1,191,000 during the three months ended June 30, 2001. The decrease was primarily attributable to a decrease in the weighted average borrowings outstanding under the revolving credit facility to $1.3 million during the three months ended June 30, 2002 compared to $12.8 million during the three months ended June 30, 2001 and a decrease in the weighted average interest rate on our revolving credit facility to 4.7% during the three months ended June 30, 2002 from 8.4% during the three months ended June 30, 2001. In addition, interest expense decreased on our structured notes payable from our 1998 structured loan financing due to a declining principal balance ($29.7 million outstanding at June 30, 2002 compared to $35.3 million outstanding at June 30, 2001).

     Interest expense consisted of the following:

	Three Months Ended
	June 30,

	2002	2001

	(In thousands)
Structured Notes	$540	$585
Mortgages on Hotel Properties	271	295
Revolving credit facility	54	303
Other	2	8

	$867	$1,191

     Other Expenses

     Advisory and servicing fees to affiliate, net, increased by $83,000 (23%), to $449,000 during the three months ended June 30, 2002 from $366,000 during the three months ended June 30, 2001.

     Fees associated with the investment management agreements consisted of the following:

	Three Months Ended
	June 30,

	2002	2001

	(In thousands)
Lease supervision fee	$98	$112
Investment management fee	431	426

Total fees incurred	529	538
Less:
Management fees included in discontinued operations	(5)	(12)
Cost of structured loan sale transactions	(57)	(60)
Fees capitalized as cost of originating loans	(18)	(100)

Advisory and servicing fees to affiliate, net	$449	$366

     While the total fees incurred under our investment management agreements remained constant, our expense increased since less costs were capitalized primarily as a result of fewer loans closed during the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

     Our provision for loan losses was $150,000 during the three months ended June 30, 2001. The increase in reserves established during the three months ended June 30, 2001 was related to two loans that we had identified as potential problem loans. We did not have any provision for loan losses during the three months ended June 30, 2002. At June 30, 2002, no loans were delinquent greater than 31 days; however, we have identified reserves on three loans.

     Gain on sale of assets and discontinued operations

     Gain on sale of real estate investments was $323,000 during the three months ended June 30, 2001 due to the sale of one of our hotel properties for $2.6 million.

     Gain on sale of loans receivable was $562,000 and $1,433,000 during the three months ended June 30, 2002 and June 30, 2001. The decrease in gain is primarily the result of (i) a decrease in the amount of loans sold from $32.7 million in June 2001 to $27.3 million during April 2002 and (ii) a decrease in the spread earned when the transaction was completed to 2.56% for the structured loan sale transaction completed in April 2002 compared to 3.26% for the structured loan sale transaction completed in June 2001.

     Our profit from discontinued operations increased by $240,000 (197%), to a net profit of $362,000 during the three months ended June 30, 2002 from a net profit of $122,000 during the three months ended June 30, 2001. During the three months ended June 30, 2002, we sold one of our hotel properties for $2.7 million resulting in a net gain on sale of $292,000. In addition, in accordance with SFAS No. 144, results of operations from the hotel properties sold in 2002 and one hotel property held for sale at June 30, 2002 are included in discontinued operations during the three months ended June 30, 2002 and 2001; however, the corresponding gain on sale of real estate investments has not been reclassified to discontinued operations.

Cash Flow Analysis

     We generated $4,387,000 and $4,926,000 from operating activities during the six months ended June 30, 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. This decrease in source of funds of $539,000 primarily relates to the decrease in our net income.

     Our investing activities reflect a net use of funds of $1,686,000 and $21,726,000 during the six months ended June 30, 2002 and 2001, respectively. The $20,040,000 increase in cash flows during the six months ended June 30, 2002 resulted from a decrease in loans funded less principal collected of $26,964,000 partially offset by a decrease in proceeds received from the sale of hotel properties of $4,202,000 and a decrease in funds from restricted investments of $2,300,000.

     Our financing activities reflect a net source of funds of $5,950,000 and $21,723,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease in funds from financing activities of $15,773,000 was primarily due to a reduction in proceeds from our structured loan sale transaction in April 2002 of $5,489,000 and repayment of the outstanding balance on our revolving credit facility of $8,700,000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

     Overview

     At June 30, 2002, we had $9.2 million of cash and cash equivalents and availability of $45.0 million under our revolving credit facility; however, our current Borrowing Base is $16.1 million. At June 30, 2002, we had approximately $17.8 million of total loan commitments and approvals outstanding. These commitments will be funded primarily through (i) advances under our revolving credit facility, (ii) proceeds from the sales of our Hotel Properties (iii) cash and cash equivalents on hand and (iv) borrowings utilizing Hotel Properties as collateral.

     We expect that the sources of funds described below should be adequate to meet our existing obligations and commitments. However, there can be no assurance that we will be able to raise additional funds through these financing sources. If these sources are not available, we will have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers.

     Sources of Funds

     General

     To meet our ongoing liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:
•	Issuance of debt securities including structured loan transactions;
•	Our revolving credit facility;
•	Borrowings collateralized by our Hotel Properties;
•	Proceeds from the sale of our Hotel Properties;
•	Placement of corporate long-term borrowings; and/or,
•	Issuance of additional equity securities.

     Additional sources of funds include principal and interest collected on our loans receivable, rent collected on our Hotel Properties and the cash flows from our Retained Interests. The aggregate rent to be received on our Hotel Properties will decrease as we continue to sell Hotel Properties. Assuming no additional properties are sold, the 2002 annual base rent will be $5.1 million, excluding the property held for sale at June 30, 2002. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     In addition, we believe that as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001 and have remained at historically low levels during 2002), we may experience prepayment activity at relatively high levels during the remainder of 2002 which may also provide us with an additional source of funds.

     Structured Loan Sale Transactions

     Since 2000, our primary source of funds has been structured loan sale transactions. We have generated net proceeds of $24.0 million, $29.5 million and $49.2 million from the completion of structured loan sale transactions during 2002, 2001 and 2000, respectively. The cash flows from our Retained Interests are increasing as a result of these structured loan sale transactions.

     Since we rely on structured loan sale transactions as our primary source of capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any reduction in the market for the asset-backed securities we generate, could have a detrimental effect on our ability to sell loans thereby reducing our ability to originate loans.

     Debt

     For our short-term working capital needs, we have a $45 million revolving credit facility (the “Revolver”) which provides funds to originate loans and, on a limited basis, to purchase commercial real estate. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the appraised value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At June 30, 2002, based on our eligible loans receivable, our Borrowing Base was $16.1 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above), and based on anticipated future lending activities, we anticipate that we would be able to fully access our $45 million revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. We had no balances outstanding under the Revolver as of June 30, 2002. The Revolver matures in November 2002. We are currently negotiating to extend the maturity date on the Revolver. We anticipate that, in connection with the extension, the maximum amount that we will be able to borrow will be reduced to an amount ranging from $20 million to $30 million which is commensurate with our current anticipated borrowing needs.

     With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of June 30, 2002, we had ten mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $14.4 million at a weighted average interest rate of 7.83%. The related notes have interest rates ranging from 7.44% to 8.50% and maturities ranging from May 2004 to December 2017.

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

     During 2002, there has been a reduction in potential lending opportunities that meet our underwriting criteria. Accordingly, management is currently exploring alternative investment opportunities including the viability of investment in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive purchase opportunities in either “major tenant” strip shopping centers or commercial office buildings. We are attempting to identify properties that we intend to leverage up to 75% of their value. Without leverage, it is unlikely that our return on net equity investment will provide us with adequate investment returns. While we intend to identify such properties, there can be no assurance that any properties will be identified or, to the extent identified, will be acquired.

     Loan Originations

     As of June 30, 2002, our commitments of approximately $17.8 million were significantly less than commitments outstanding of $29.4 million at June 30, 2001. We anticipate that quarterly loan origination volumes

     (which averaged approximately $12.9 million per quarter in 2001 and were $6.3 million and $6.5 million in the first and second quarters of 2002, respectively) will range from $6 million to $12 million per quarter during the remainder of 2002 and the loan origination volume for all of 2002 will range from $25 million to $37 million. Our reduction in outstanding commitments is a result of numerous factors including the following:
•	Interest rates have remained low and stable for a prolonged period of time. As a result, refinancing opportunities have declined since a significant portion of these opportunities have already been refinanced;
•	Continued weakness in selective geographic markets;
•	Continued decline in new lodging construction as a result of the uncertain economic climate and aggressive construction prior to 2002; and,
•	Buyers deferring decisions on potential acquisitions in order to better assess potential opportunities as well as the economic uncertainty.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at June 30, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable(1)	$44,068	$1,706	$9,929	$4,289	$28,144
Revolving credit facility(2)	—	—	—	—	—

Total contractual cash obligations	$44,068	$1,706	$9,929	$4,289	$28,144

(1)	Maturities of our 1998 structured notes payable ($29.7 million at June 30, 2002) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and loan losses.
(2)	Our available borrowing base on our revolving credit facility at June 30, 2002 was $16.1 million. No amounts are outstanding on our revolving credit facility as of June 30, 2002.

     Our commitments at June 30, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification(1)	$—	$—	$—	$—	$—
Other commitments(2)	17,792	17,792	—	—	—

Total commitments	$17,792	$17,792	$—	$—	$—

(1)	Represents our cross indemnification with PMC Capital related to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at June 30, 2002 of $24.3 million as discussed in detail below.
(2)	Represents our loan commitments and approvals outstanding.

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

     PMC Commercial and PMC Capital have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the special purpose entities (“SPEs”) created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. The 2000 Joint Venture has $3.4 million of non-accrual loans receivable (contributed by PMC Capital) currently in the process of liquidation. To the extent losses are incurred, it will cause a cash flow reduction to PMC Commercial and as a result if the cash flow reduction is deemed temporary, interest would be received by PMC Commercial. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At June 30, 2002, our maximum exposure under these indemnification agreements was approximately $24.3 million which represents the value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the structured loan sale transactions completed in 2002, 2001 and 2000. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorates, it could be necessary for us to perform under these indemnification agreements.

     At the time a structured loan sale transaction is completed, we enter into credit enhancement agreements that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the structured loan sale transaction. Generally, the credit enhancement agreements contain specified limits on the delinquency and loss rates on loans receivable included in each special purpose entity. If, at any measurement date, the delinquency or loss rate with respect to any special purpose entity were to exceed the specified limits, provisions of the credit enhancement agreements would automatically increase the level of credit enhancement requirements for that special purpose entity. During the period in which the specified delinquency or loss rate was exceeded, excess cash flow from the special purpose entity, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distribution or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

     In addition, we have credit enhancement agreements relating to our ownership of PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”). Distributions from the 1998 Partnership are limited and restricted. The required reserve amount ($2.1 million at June 30, 2002) included in restricted investments on our consolidated balance sheet, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of June 30, 2002 and December 31, 2001, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

     In connection with our structured loan sale transaction completed in April 2002, we do not receive distributions from the SPE until the reserve fund balance is equal to 6% of the current outstanding balance of the loans receivable underlying the structured loan sale transaction. As of June 30, 2002, approximately $149,000 is remaining to fully fund the reserve which will be funded with cash flows from the 2002 Joint Venture.

EQUITY AND DIVIDENDS

     During January and April 2002, we paid $0.40 per share in dividends to common shareholders of record on December 31, 2001 and March 28, 2002, respectively. We again declared a $0.40 per share dividend to common shareholders of record on June 28, 2002 which was paid on July 8, 2002. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings.

     Our Board considers many factors including, but not limited to, expectations for future earnings and funds from operations (“FFO”), taxable income, the interest rate environment, competition, our ability to obtain leverage, our loan portfolio activity and general REIT stock performances in determining dividend policy. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as quarterly FFO or earnings expectations.

     To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends.

FUNDS FROM OPERATIONS (“FFO”)

     We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a discussion of our cash flows from operations, see “Cash Flow Analysis.”

     Our FFO for the three and six months ended June 30, 2002 and 2001 was computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(In thousands)
Net income	$3,164	$3,849	$5,812	$6,657
Less gain on sale of assets	(854)	(1,756)	(1,225)	(2,257)
Add depreciation	456	530	974	1,048

FFO	$2,766	$2,623	$5,561	$5,448

Basic weighted average shares outstanding	6,443	6,434	6,442	6,421

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

     A majority of our loans receivable (approximately 66%) consists of fixed interest rate loans receivable and, as a result, changes in interest rates do not have an immediate impact on interest income with regard to these loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan receivable prepayments and pay-offs. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

     Our liabilities consisted primarily of the structured notes payable from our 1998 structured loan financing of approximately $29.7 million at June 30, 2002 and debt related to our Hotel Properties of approximately $14.4 million. The structured notes payable and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense.

     As of June 30, 2002, we had $19.1 million of variable-rate loans receivable and no variable-rate debt; therefore, we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. Based on our analysis of the sensitivity of interest income and interest expense, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis point reduction in interest rates would have reduced net income by approximately $191,000 over a one-year period.

     We have an investment in Retained Interests that is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment may not affect our discount rates. However, significant changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on their carrying value. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if the discount rates used by the Board were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests would decrease by approximately $1.0 million and $1.9 million, respectively.

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

PART II
Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 15, 2002, the following members were elected to the Board of Trust Managers:

Nathan Cohen
Martha Greenberg
Roy Greenberg Irving Munn Andrew Rosemore Lance Rosemore Ira Silver

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at our Annual Meeting. There were 5,747,385 votes for, 10,700 votes against and 34,989 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

99.1 Officer Certification — Chief Executive Officer
99.2 Officer Certification — Chief Financial Officer

B. Reports on Form 8-K

On April 19, 2002, we filed a report on Form 8-K related to the completion of our structured loan sale transaction.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 8/14/02	/s/ Lance B. Rosemore
Lance B. Rosemore
President

Date: 8/14/02	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	Officer Certification — Chief Executive Officer
99.2	Officer Certification — Chief Financial Officer