Form 10-Q
period 2002-09-30
PMC COMMERCIAL TRUST /TX
filed 2002-11-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES [X]    NO [  ]

As of October 31, 2002, Registrant had outstanding 6,446,291 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2002 (Unaudited) and December 31, 2001	2
	Consolidated Statements of Income (Unaudited) — Three and Nine Months Ended September 30, 2002 and 2001	3
	Consolidated Statements of Comprehensive Income (Unaudited) — Three and Nine Months Ended September 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
PART II Other Information
Item 6.	Exhibits and Reports on Form 8-K	40

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	200

	(Unaudited)
ASSETS
Investments:
Loans receivable, net	$64,240	$78,486
Real estate investments, net	45,194	52,718
Retained interests in transferred assets	23,795	17,766
Restricted investments	6,092	5,206
Real estate investment held for sale, net	1,877	—
Asset acquired in liquidation	448	424
Cash equivalents	202	543

Total investments	141,848	155,143

Other assets:
Interest receivable	301	394
Deferred borrowing costs, net	293	357
Cash	29	14
Other assets, net	418	367

Total other assets	1,041	1,132

Total assets	$142,889	$156,275

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$42,477	$48,370
Revolving credit facility	250	8,700
Dividends payable	2,579	2,577
Due to affiliates	591	528
Borrower advances	427	1,028
Unearned commitment fees	369	183
Interest payable	243	317
Other liabilities	1,223	1,801

Total liabilities	48,159	63,504

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,579,141 and 6,574,141 shares issued at September 30, 2002 and December 31, 2001, respectively; 6,446,291 and 6,441,291 shares outstanding at September 30, 2002 and December 31, 2001, respectively	66	66
Additional paid-in capital	94,707	94,643
Net unrealized appreciation of retained interests in transferred assets	3,837	2,185
Cumulative net income	76,088	68,112
Cumulative dividends	(78,683)	(70,950)

	96,015	94,056
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	94,730	92,771

Total liabilities and beneficiaries’ equity	$142,889	$156,275

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

	(Unaudited)
Revenues:
Interest income — loans	$4,739	$5,731	$1,364	$1,708
Lease income	4,331	4,856	1,463	1,536
Income from retained interests in transferred assets	2,154	1,208	770	487
Interest and dividends — other investments	97	121	26	34
Other income	910	364	243	70

Total revenues	12,231	12,280	3,866	3,835

Expenses:
Interest	2,657	3,079	808	915
Depreciation	1,377	1,402	461	475
Advisory and servicing fees to affiliate, net	1,320	1,292	421	496
General and administrative	184	179	47	33
Legal and accounting fees	85	76	19	27
Provision for loan losses	65	200	—	—
Realized losses on retained interests in transferred assets	53	—	—	—

Total expenses	5,741	6,228	1,756	1,946

Gain on sale of assets:
Gain on sale of real estate investments	—	1,350	—	526
Gain on sale of loans receivable	562	1,433	—	—

	562	2,783	—	526

Income from continuing operations	7,052	8,835	2,110	2,415

Discontinued operations:
Gain on sale of real estate investments	663	—	—	—
Net earnings	261	358	54	121

	924	358	54	121

Net income	$7,976	$9,193	$2,164	$2,536

Weighted average shares outstanding:
Basic	6,444	6,428	6,446	6,441

Diluted	6,458	6,441	6,459	6,443

Basic and diluted earnings per share:
Income from continuing operations	$1.10	$1.37	$0.33	$0.37
Discontinued operations	0.14	0.06	0.01	0.02

Net income	$1.24	$1.43	$0.34	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

	(Unaudited)
Net income	$7,976	$9,193	$2,164	$2,536

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period	1,935	967	923	453
Less realized gains included in net income	(283)	(63)	(108)	(42)

	1,652	904	815	411

Comprehensive income	$9,628	$10,097	$2,979	$2,947

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$7,976	$9,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,435	1,584
Realized losses on retained interests in transferred assets	53	—
Gain on sale of assets	(1,225)	(2,783)
Accretion of commitment fees	(277)	(337)
Amortization of borrowing costs	64	43
Provision for loan losses	65	200
Loan fees collected, net	419	446
Other operating assets and liabilities	(1,206)	(2,752)

Net cash provided by operating activities	7,304	5,594

Cash flows from investing activities:
Loans funded	(20,852)	(42,425)
Principal collected	10,143	4,380
Proceeds from sale of property, net	3,017	12,695
Proceeds from retained interests in transferred assets	746	546
Investment in retained interests in transferred assets	(1,618)	(1,440)
Proceeds received from (investment in) asset acquired in liquidation	(24)	77
Release of (investment in) restricted investments, net	(886)	1,279
Purchase of furniture, fixtures and equipment	(186)	(470)

Net cash used in investing activities	(9,660)	(25,358)

Cash flows from financing activities:
Proceeds from issuance of common shares	64	295
Proceeds from (repayment of) revolving line of credit, net	(8,450)	500
Proceeds from structured loan sale transactions, net	24,040	29,529
Purchase of treasury stock	—	(246)
Payment of principal on notes payable	(5,893)	(3,638)
Payment of dividends	(7,731)	(7,113)

Net cash provided by financing activities	2,030	19,327

Net decrease in cash and cash equivalents	(326)	(437)

Cash and cash equivalents, beginning of year	557	487

Cash and cash equivalents, end of period	$231	$50

Supplemental disclosures:
Interest paid	$2,553	$2,917

Loan receivable originated in connection with sale of hotel property	$2,044	$—

Loans and interest receivable transferred to special purpose entities, net	$2,810	$2,814

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) as of September 30, 2002 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2002 and our results of operations for the three and nine months ended September 30, 2002 and 2001. These adjustments are of a normal recurring nature.

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

The results for the three and nine months ended September 30, 2002 are not necessarily indicative of future financial results.

NOTE 2. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 3. Consolidation:

The consolidated financial statements include the accounts of PMC Commercial Trust and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Our ownership interest in special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”).

At September 30, 2002, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) of which we own approximately 72%, 39% and 39%, respectively. PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, owns the remaining interests in the Joint Ventures.

NOTE 4. Real Estate Investments:

As of September 30, 2002, our real estate investments consisted of 22 hospitality properties (the “Hotel Properties”), we purchased from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement. Pursuant to the sale/leaseback agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, through June 2008 (which can be extended through 2020), and with consumer price index increases up to a maximum of 2% per year. We amended our sale/leaseback agreement with Arlington to allow for the sale of up to eight properties to Arlington or its designee prior to June 2004 (five properties have been sold under this agreement as of September 30, 2002). To the extent the sales are not completed in the agreed upon time frame, the amended lease agreement provides for rent increases on our remaining Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2002, the annual base rent payment for the Hotel Properties was $5,348,000 plus 4% of gross room revenues.

Our real estate investments consisted of the following:

	September 30, 2002		December 31, 2001

		Real
		Estate
	Real	Investment	Real
	Estate	Held for	Estate
	Investments	Sale	Investments

	(Dollars in thousands)
Land	$5,347	$263	$6,153
Buildings and improvements	42,231	1,682	47,953
Furniture, fixtures and equipment	4,479	214	4,889

	52,057	2,159	58,995
Accumulated depreciation	(6,863)	(282)	(6,277)

	$45,194	$1,877	$52,718

Number of Hotel Properties	21	1	24

The real estate investment held for sale is under contract for approximately $2.2 million pursuant to our amended sale/leaseback agreement with Arlington and is expected to be completed prior to June 2003.

NOTE 5. Retained Interests in Transferred Assets:

In our structured loan sale transactions detailed below, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale and the SPE meets the definition of a qualifying SPE as outlined in SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and the relative fair value of (ii) the sum of (a) cash received and (b) the present value of the estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at fair value (determined as described below), with realized losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We completed a structured loan sale transaction on April 12, 2002. Information pertaining to the transaction (as of the date completed) was as follows. Amounts represent PMC Commercial’s share of the 2002 Joint Venture.

2002
Joint Venture

(Dollars in thousands)
Principal amount of sold loans	$27,286
Structured Notes issued	$24,557
Funding of reserve	$1,091
Interest rate on the Structured Notes	6.67%
Structured Notes rating (1)	“Aaa”
Weighted average interest rate on loans	9.23%
Weighted average remaining life of loans (2)	5.38 years
Aggregate losses assumed (3)	2.88%
Prepayment rate assumption (4)	9.00%
Discount rate assumptions (5)	8.2% to 12.9%
Net gain recorded (6)	$562
Value of Retained Interests	$5,293

(1)	Structured Notes issued by the SPE were rated by Moody’s Investors Service, Inc.
(2)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial principal balance.
(3)	This percentage represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses that ranged from 0.5% to 0.8%.
(4)	The prepayment rate was based on anticipated principal payments considering the loans sold and other similar loans.
(5)	The initial discount rates utilized were (i) 8.2% for our required overcollateralization, (ii) 9.9% for our reserve fund and (iii) 12.9% for our interest-only strip receivable.
(6)	The net gain recorded does not include $439,000 which was deferred and recorded as unrealized appreciation in our beneficiaries’ equity in accordance with SFAS No. 140.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our structured loan sale transactions as of September 30, 2002 was as follows. Balances represent PMC Commercial’s share of the Joint Ventures.

	2000	2001	2002
	Joint Venture	Joint Venture	Joint Venture

	(Dollars in thousands)
Principal outstanding on sold loans	$50,347	$29,099	$26,975
Structured Notes balance outstanding	$44,896	$26,534	$24,265
Cash in the collection account	$520	$314	$208
Cash in the reserve account	$3,031	$1,751	$1,622
Weighted average interest rate on loans	9.64%	9.60%	9.23%
Discount rate assumptions (1)	6.9% to 11.7%	6.9% to 11.7%	7.4% to 12.2%
Prepayment rate assumption (2)	9.00%	9.00%	9.00%
Weighted average remaining life of loans (3)	4.36 years	5.23 years	5.28 years
Aggregate losses assumed (4)	2.34%	3.21%	3.03%
Aggregate losses to date	—%	—%	—%

(1)	The discount rates utilized were (i) 6.9% to 7.4% for our required overcollateralization, (ii) 8.7% to 9.2% for our reserve funds and (iii) 11.7% to 12.2% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal payments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.4% to 0.8%. In addition, to the extent we have identified loans on which recovery of the underlying principal is in doubt, we reduce expected future cash flows by the anticipated shortfall.

The value of our Retained Interests is based upon an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining (i) the amount and timing of those cash flows and (ii) the discount rates. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon an estimate of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization which consists of the cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following:

	September 30, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,457	$2,461	$2,330	$11,248	$9,363
2001 Joint Venture	3,135	1,389	2,212	6,736	5,491
2002 Joint Venture	3,117	1,254	1,440	5,811	5,104

	$12,709	$5,104	$5,982	$23,795	$19,958

	December 31, 2001

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,301	$2,425	$2,739	$11,465	$9,872
2001 Joint Venture	2,882	1,354	2,065	6,301	5,709

	$9,183	$3,779	$4,804	$17,766	$15,581

The following is a sensitivity analysis of our Retained Interests as of September 30, 2002 to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum (1)	$21,947,000	$(1,848,000)
Losses increase by 100 basis points per annum (1)	$20,171,000	$(3,624,000)
Rate of prepayment increases by 5% per annum (2)	$22,779,000	$(1,016,000)
Rate of prepayment increases by 10% per annum (2)	$22,089,000	$(1,706,000)
Discount rates increase by 100 basis points	$22,724,000	$(1,071,000)
Discount rates increase by 200 basis points	$21,726,000	$(2,069,000)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information summarizes the financial position of the Joint Ventures at September 30, 2002 and December 31, 2001. We owned approximately 72% of the 2000 Joint Venture, 39% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of September 30, 2002. We owned approximately 67% of the 2000 Joint Venture and 40% of the 2001 Joint Venture as of December 31, 2001. The following summary of financial position represents 100% of the limited partnership interests in the Joint Ventures.

Summary of Financial Position:

					2002
					Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	September 30,	December 31,	September 30,	December 31,	September 30,
	2002	2001	2002	2001	2002

	(In thousands)
Loans Receivable, Net	$74,342	$79,695	$75,972	$78,177	$69,493

Total Assets	$79,974	$85,716	$81,655	$83,600	$74,669

Notes Payable	$67,038	$71,100	$69,539	$71,768	$62,528

Total Liabilities	$67,241	$71,316	$69,724	$71,958	$62,702

Partners’ Capital	$12,733	$14,400	$11,931	$11,642	$11,967

The following information summarizes the results of operations of the Joint Ventures. The following summary of operations represents 100% of the limited partnership interests for the Joint Ventures.

Summary of Operations:

	Nine Months Ended September 30,

					2002
					Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	2002	2001	2002	2001 (1)	2002 (2)

	(In thousands)
Interest Income	$5,370	$6,033	$5,638	$2,066	$3,187

Total Revenues	$5,615	$6,256	$5,707	$2,223	$3,216

Interest Expense	$3,794	$3,979	$3,361	$1,228	$1,959

Total Expenses	$4,889	$4,163	$3,546	$1,285	$2,057

Net Income	$726	$2,093	$2,161	$938	$1,159

(1)	Represents the period from June 27, 2001 (inception) through September 30, 2001.
(2)	Represents the period from April 12, 2002 (inception) through September 30, 2002.

Our ownership of the Joint Ventures is based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures is based on the remaining principal balance of the underlying loans receivable contributed by us to the respective Joint Ventures.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	September 30, 2002			December 31, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Loans Receivable, Net	$50,347	$29,099	$26,975	$53,083	$29,529
Assets	$54,166	$31,281	$28,980	$57,127	$31,678
Liabilities	$45,032	$26,605	$24,332	$47,506	$27,025
Partners’ Capital	$9,134	$4,676	$4,648	$9,621	$4,653

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	2002			2001

			Period From		Period From
	Nine Months		April 12	Nine Months	June 27
	Ended		(Inception) to	Ended	(Inception) to
	September 30, 2002		September 30, 2002	September 30, 2001	September 30, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

(In thousands)
Net Income	$1,359	$867	$495	$1,589	$454

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the Joint Ventures. As a result, at September 30, 2002 and December 31, 2001 our consolidated balance sheets do not include the $114.4 million and $88.8 million of assets, respectively, and $96.0 million and $74.5 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $23.8 million and $17.8 million at September 30, 2002 and December 31, 2001, respectively, including unrealized appreciation of $3.8 million and $2.2 million, respectively.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. The annualized yield on our Retained Interests was as follows:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Annualized Yield	13.5%	12.2%	13.1%	11.6%

PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us for the three or nine months ended September 30, 2002 and 2001.

Pursuant to the trust indentures related to the Structured Notes, we received approximately $2.9 million and $1.8 million in cash distributions from the Joint Ventures during the nine months ended September 30, 2002 and 2001, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. Asset Acquired in Liquidation:

At September 30, 2002 and December 31, 2001, the value of our asset acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $448,000 and $424,000, respectively. We are currently marketing this asset.

NOTE 7. Revolving Credit Facility:

We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended in September 2002, provides us with credit availability up to $30 million. At September 30, 2002, we had $250,000 outstanding under our revolving credit facility. At December 31, 2001, we had $8.7 million outstanding under our revolving credit facility which was repaid during the nine months ended September 30, 2002. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. The facility, as amended, matures in March 2003. At September 30, 2002 we were in compliance with all covenants of this facility.

NOTE 8. Beneficiaries’ Equity:

The weighted average number of common shares outstanding were 6,446,000 and 6,441,000 for the three months ended September 30, 2002 and 2001, and 6,444,000 and 6,428,000 for the nine months ended September 30, 2002 and 2001, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 13,000 and 2,000 shares, respectively, for the dilutive effect of stock options during the three months ended September 30, 2002 and 2001 and by approximately 14,000 and 13,000 shares, respectively, during the nine months ended September 30, 2002 and 2001.

NOTE 9. Dividends Paid and Declared:

In January, April and July 2002, we paid quarterly dividends each quarter of $0.40 per share to common shareholders of record on December 31, 2001, March 28, 2002 and June 28, 2002, respectively. The Board of Trust Managers again declared a $0.40 per share dividend to common shareholders of record on September 30, 2002, which was paid on October 7, 2002. Dividends declared for the nine months ended September 30, 2002 and 2001 were $1.20 per share and $1.12 per share, respectively.

NOTE 10. Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets,” the operations of our hotel properties sold during the three and nine months ended September 30, 2002 and the hotel property held for sale at September 30, 2002 have been reflected as discontinued operations in our accompanying consolidated statements of income. In accordance with SFAS No. 144 the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations for the three and nine months ended September 30, 2001. SFAS No. 144 does not allow for reclassification of prior period gains and operations of properties sold prior to January 1, 2002.

Our sale/leaseback agreement with Arlington provides for the orderly sale (at prices in excess of our original investment in each property) of up to eight properties to Arlington or its designee prior to June 2004. Five properties have been sold under this agreement as of September 30, 2002. To the extent requested, we may finance these property sales.

One hotel property is classified as real estate investment held for sale, net on our accompanying consolidated balance sheet at September 30, 2002. The sale of this hotel property is scheduled to be the sixth property sold under the sale/leaseback agreement with Arlington and is expected to be completed prior to June 2003.

During the nine months ended September 30, 2002, we sold two hotel properties for approximately $5.2 million and recognized gains of approximately $663,000. In March 2002 and May 2002, we sold the hotel properties for approximately $2.5 million and $2.7 million, respectively, and recognized gains of approximately $371,000 and

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$292,000, respectively. We financed $2.0 million of the May 2002 sale through origination of a loan with a variable interest rate of LIBOR plus 4%, maturing in 2022.

Discontinued operations of the three hotel properties consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Lease income	$340	$577	$58	$194
Advisory fees	(21)	(37)	(4)	(12)
Depreciation	(58)	(182)	—	(61)

Net earnings	261	358	54	121
Gain on sale of real estate investments	663	—	—	—

Discontinued operations	$924	$358	$54	$121

NOTE 11. Related Party Transactions:

Fees associated with our investment management agreements with PMC Advisers, Ltd. (“PMC Advisers”), a wholly-owned subsidiary of PMC Capital, consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Lease supervision fee	$289	$339	$89	$107
Investment management fee	1,217	1,195	399	410

Total fees incurred	1,506	1,534	488	517
Less:
Management fees included in discontinued operations	(21)	(37)	(4)	(12)
Cost of structured loan sale transactions	(57)	(60)	—	—
Fees capitalized as cost of originating loans	(108)	(145)	(63)	(9)

Advisory and servicing fees to affiliate, net	$1,320	$1,292	$421	$496

NOTE 12. Commitments and Contingencies:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 2002, we had approximately $33.4 million of total loan commitments and approvals outstanding (including the unfunded portion of projects in the construction phase). Approximately 88% of these commitments are for variable-rate loans based on LIBOR at spreads over LIBOR ranging from 3.50% to 4.25%. The weighted average interest rate on our loan commitments at September 30, 2002 was 6.2%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, these commitments will be referred back to PMC Advisers.

Pursuant to the trust indenture for PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), our structured loan financing which is not treated as a sale for financial reporting purposes, distributions of the net assets of the 1998

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Partnership are limited and restricted. The required reserve amount ($2.0 million at September 30, 2002), included in restricted investments on our consolidated balance sheets, is calculated as follows: the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of September 30, 2002 and December 31, 2001, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

PMC Commercial and PMC Capital have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. The 2000 Joint Venture has $3.9 million of non-accrual loans receivable (contributed by PMC Capital) currently in the process of liquidation. We expect that there will be losses incurred upon liquidation of these loans. When these loans are liquidated, they will cause a deferral of cash flow to PMC Commercial and, as a result, interest would be charged until the cash flow from the Joint Venture repays PMC Commercial. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At September 30, 2002, our maximum exposure under these indemnification agreements was approximately $24.0 million which represents the value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reductions to us. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these indemnification agreements.

When our structured loan sale transactions were completed, the SPE entered into credit enhancement agreements that governed the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. Generally, the credit enhancement agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the credit enhancement agreements would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (described above), a credit enhancement event will be triggered effective November 15, 2002. As a consequence, some of our cash flows relating to this transaction will be deferred to periods later than previously anticipated. The valuation of our Retained Interests at September 30, 2002 reflects this change in anticipated cash flows.

In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

NOTE 13. Business Segments:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our business segment data for the three months ended September 30, 2002 and 2001 was as follows:

	For the Three Months Ended September 30,

	2002			2001

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other portfolio income	$1,633	$1,633	$—	$1,812	$1,812	$—
Lease income	1,463	—	1,463	1,536	—	1,536
Income from retained interests in transferred assets	770	770	—	487	487	—

Total	3,866	2,403	1,463	3,835	2,299	1,536

Expenses:
Interest (1)	808	339	469	915	566	349
Advisory and servicing fees, net	421	336	85	496	401	95
Depreciation	461	—	461	475	—	475
Other	66	50	16	60	60	—

Total	1,756	725	1,031	1,946	1,027	919

Gain on sale of assets:
Gain on sale of real estate investments	—	—	—	526	—	526

	—	—	—	526	—	526

Income from continuing operations	2,110	1,678	432	2,415	1,272	1,143

Discontinued operations:
Net earnings	54	—	54	121	—	121

	54	—	54	121	—	121

Net income	$2,164	$1,678	$486	$2,536	$1,272	$1,264

Additions to real estate investments	$37	$—	$37	$225	$—	$225

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our business segment data for the nine months ended September 30, 2002 and 2001 was as follows:

	For the Nine Months Ended September 30,

	2002			2001

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other portfolio income	$5,746	$5,746	$—	$6,216	$6,216	$—
Lease income	4,331	—	4,331	4,856	—	4,856
Income from retained interests in transferred assets	2,154	2,154	—	1,208	1,208	—

Total	12,231	7,900	4,331	12,280	7,424	4,856

Expenses:
Interest (1)	2,657	1,201	1,456	3,079	1,852	1,227
Advisory and servicing fees, net	1,320	1,052	268	1,292	990	302
Realized losses on retained interests in transferred assets	53	53	—	—	—	—
Depreciation	1,377	—	1,377	1,402	—	1,402
Other	334	318	16	455	445	10

Total	5,741	2,624	3,117	6,228	3,287	2,941

Gain on sale of assets:
Gain on sale of real estate investments	—	—	—	1,350	—	1,350
Gain on sale of loans receivable	562	562	—	1,433	1,433	—

	562	562	—	2,783	1,433	1,350

Income from continuing operations	7,052	5,838	1,214	8,835	5,570	3,265

Discontinued operations:
Gain on sale of real estate investments	663	—	663	—	—	—
Net earnings	261	—	261	358	—	358

	924	—	924	358	—	358

Net income	$7,976	$5,838	$2,138	$9,193	$5,570	$3,623

Additions to real estate investments	$186	$—	$186	$470	$—	$470

	As of September 30,

	2002			2001

	(In thousands)
Total assets	$142,889	$93,576	$49,313	$148,423	$92,978	$55,445

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

Note 14. Recently Issued Accounting Pronouncements:

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

INTRODUCTION

     PMC Commercial Trust (“PMC Commercial”) is a real estate investment trust (“REIT”) that originates loans to small businesses and owns limited service hospitality properties. As a commercial lender, we originate loans to small businesses, primarily collateralized by first liens on real estate of the related business. Our loans receivable are primarily to borrowers in the lodging industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries. In addition, we owned 22 properties (the “Hotel Properties”) with a net book value of $47.1 million at September 30, 2002.

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

     The following discussion of our financial condition at September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Prior to 2001, we primarily originated fixed-rate loans. Commencing in the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates have remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, the interest rates on our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries) which remained at disproportionately higher levels than shorter term financial indices. As a result, our fixed interest rates offered were higher than the banks and our lending opportunities decreased. However, we were able to compete more effectively when offering a LIBOR-based variable-rate loan product.

     As of September 30, 2002, our variable-rate loans receivable were $30.0 million (46%) of our loans receivable, an increase of $18.5 million (161%) from December 31, 2001. At September 30, 2002, approximately 88% of our commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans.

     At September 30, 2002, we had approximately $33.4 million of total loan commitments and approvals outstanding. All of our variable-rate commitments are based on LIBOR. The spreads over LIBOR range from 3.50% to 4.25%. The weighted average interest rate on loan commitments at September 30, 2002 was 6.2% which is lower than our historical weighted average interest rate on loan commitments. Commitments have fixed expiration dates and require payment of a fee to us.

     As of September 30, 2002, our commitments to fund loans of approximately $33.4 million were greater than commitments outstanding of $16.4 million at September 30, 2001 and $17.8 million at June 30, 2002. Based on current market conditions, we anticipate that our loan origination volume will range from $10 million to $13 million during the fourth quarter of 2002 and the loan origination volume for 2003 will range from $40 million to $50 million. There can be no assurance of the accuracy of these estimates.

Economic Factors

     LIBOR-Based Loan Program: Prior to 2001 we primarily originated fixed-rate loans. During 2001 we commenced marketing and selling a variable-rate loan product based on LIBOR which provides a lower cost variable interest rate alternative to our borrowers. We commenced the LIBOR-based loan program as a result of market conditions and recently this program has gained increased borrower acceptance. Most of our current commitments are based on LIBOR.

     Interest Income and Rates: The decreased loan origination volume during the first half of 2002 affected our interest income. Interest income will continue to be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease, or (iii) problem loans increase. As a result of our dependence on variable-rate loans, the continued prolonged low interest rate environment caused our interest income to be reduced. To the extent that rates remain at these historically low levels, or the prime rate or LIBOR decreases from current levels, we will earn less interest income. Alternatively, when rates rise in the future, the interest we earn on our performing variable-rate loans will increase. Effective November 7, 2002, LIBOR decreased to 1.40%.

     Interest Rate Spreads: Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “spread differential”). A significant reduction in spread differential may have a material adverse effect on our results of operations. Over the past few years the spread differential has been reduced causing decreased income from continuing operations. There can be no assurance that the spread differential will not continue to decrease. We believe that our LIBOR-based loan program will provide us with a spread differential that is greater than the spread differential we have historically received on our fixed-rate transactions due to the perception of a more efficient market for LIBOR-based structured loan sale transactions compared to fixed-rate structured loan sale transactions.

     Loan Origination Trend: During the first half of 2002, we experienced decreases in lending opportunities, loans funded and loan commitments compared to the prior year due to competition resulting from the interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer their “mini-perm” short-term loans at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. In addition, as a result of the economic uncertainty following the tragic events of September 11th, fewer hospitality properties were marketed; therefore, fewer property sales required financing. However, during the third quarter of 2002, we perceived a change in the economic environment for limited service hospitality properties. More property owners were willing to refinance into variable-rate loans and more properties were being sold. As a result of our borrowers’ acceptance of our LIBOR-based lending program and the change in the market, our loan commitments and lending opportunities increased.

     Competition: Our primary competition has come from banks, financial institutions and other finance companies. Many of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). In general, we believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. In addition, the variety and flexibility of our lending programs enhances our ability to react to current market conditions.

     Hospitality Industry Factors: During 2001, there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). Although the Federal Reserve lowered interest rates during 2001 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into 2002, caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease.

Fluctuations In Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	The spread between interest rates on securities issued in connection with our structured loan transactions and the interest rates on the underlying loans receivable;
•	The completion of a structured loan sale transaction in a particular period;
•	Interest rate changes;
•	The volume and timing of loan originations and the volume and timing of prepayments of our loans receivable;
•	The recognition of gains or losses on investments;
•	The level of competition in our markets; and,
•	General economic conditions, especially those which affect the hospitality sector.

     As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

     In addition, to the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods is a reduction in interest income, net of interest expense.

PORTFOLIO INFORMATION

Lending Activities

     General

     Our lending activities consist primarily of originating loans to borrowers who operate in the lodging industry. During the nine months ended September 30, 2002 and 2001, we originated $22.9 million and $42.4 million of loans, respectively. Principal collections on our loans receivable were $10.1 million (of which approximately $8.0 million represented prepayments and $0.6 million represented scheduled maturities) and $4.4 million (of which approximately $1.9 million represented prepayments) during the nine months ended September 30, 2002 and 2001, respectively. During the year ended December 31, 2001, we originated $51.7 million of loans. Our commitments to fund new loans increased to $33.4 million at September 30, 2002 from $23.6 million at December 31, 2001 and $17.8 million at June 30, 2002. See “Liquidity and Capital Resources.”

     We sold loans in structured loan sale transactions completed in April 2002, June 2001 and December 2000. Since the cash flows from these sold loans will impact our profitability and our cash available for dividend distributions, we provide information on both our loans receivable retained (the “Retained Portfolio”) and combined with the sold loans (the “Aggregate Portfolio”). At September 30, 2002, our Retained Portfolio does not include $106.4 million of aggregate principal balance remaining on the loans sold in these structured loan sale transactions. Our Aggregate Portfolio outstanding was $171.5 million at September 30, 2002. The weighted average contractual interest rate on our Aggregate Portfolio was 9.1% and 9.7% at September 30, 2002 and September 30, 2001, respectively.

     Information on our Retained Portfolio was as follows:

	September 30,	December 31,	September 30,
	2002	2001	2001

Weighted Average Interest Rate	8.3%	9.6%	9.8%
Annualized Average Yield (1)	10.7%	10.5%	9.6%

(1)	In addition to interest income, the yield includes all fees earned and is reduced by the provision for loan losses.

     At September 30, 2002, approximately $30.0 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily upon LIBOR with a weighted average interest rate of approximately 5.9%. The spread that we charge over LIBOR generally ranges from 3.50% to 4.25%. The LIBOR rate used in determining interest rates charged to our borrowers during the fourth quarter of 2002 was 1.76%. To the extent LIBOR changes, we will have changes in interest income from our variable-rate loans receivable. Effective November 7, 2002, LIBOR decreased to 1.40%.

     Prepayment Activity

     The prepayment activity on our fixed-rate loans receivable has increased as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001 and 2002). We believe that we may continue to experience prepayment activity at high levels particularly in relation to our fixed-rate loans receivable, to the extent that interest rates remain at these low levels. Many of our prepayment charges for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable have a prohibition on prepayment during their initial years.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:

•	The competitive lending environment (i.e., availability of alternative financing);
•	The anticipated interest rate environment (i.e., if interest rates are expected to rise or decline);
•	The amount of the prepayment charge; and,
•	The interest rate on the loan receivable.

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

     Problem Loans

     We have $1.8 million of retained loans receivable on which we have identified loan loss reserves; however, no loans were delinquent greater than 31 days as of September 30, 2002. Our allowance for loan losses as of September 30, 2002 was $365,000. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based on our analysis, we believe that the allowance for loan losses as of September 30, 2002 is sufficient to absorb any losses that may currently exist. We will continue to review our loans receivable to determine the extent to which any changes in loss experience may require additional provisions in the future.

Retained Interests in Transferred Assets (“Retained Interests”)

     At September 30, 2002 and December 31, 2001, the estimated fair value of our Retained Interests was $23.8 million and $17.8 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. The components of our Retained Interests are the required overcollateralization, the cash reserves and an interest-only strip receivable.

     The value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the SPEs. The future cash flows are based in part upon estimates of prepayment speeds, loan losses and discount rates. We estimate prepayment speeds and loan losses based on the current and anticipated interest rate environment, the current and anticipated competitive environment and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at September 30, 2002 and December 31, 2001 was $3.8 million and $2.2 million, respectively. The increase of $1.6 million relates primarily to a decrease in the discount rates used to value our Retained Interests (the discount rate reduction ranged from 1.25% to 1.45%) resulting from the lower interest rate environment at September 30, 2002 compared to December 31, 2001 for the 2000 Joint Venture and the 2001 Joint Venture and a decrease in the discount rates used to value our Retained Interests (the discount rate reduction ranged from 0.75% to 0.80%) resulting from the lower interest rate environment at September 30, 2002 compared to April 12, 2002 for the 2002 Joint Venture. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or as an unrealized loss and recorded on our balance sheet in beneficiaries’ equity.

Property Ownership

     A summary of financial information for the lessee of our properties, Arlington Hospitality, Inc. (“Arlington”) which has been derived from Arlington’s public filings as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 is as follows:

	ARLINGTON HOSPITALITY, INC.

	September 30,	December 31,
	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$108,370	$98,300
Cash and short-term investments	2,379	4,748
Total assets	120,713	115,174
Total liabilities	101,425	96,107
Shareholders’ equity	19,288	19,067

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$56,971	$58,979	$18,390	$22,556
Operating income	3,643	5,093	2,101	3,746
Net income	222	1,390	746	1,857

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (“SEC”). Additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

     The following table summarizes statistical data regarding our 22 Hotel Properties (1):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
			% Increase			% Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Occupancy	61.29%	57.29%	7.0%	66.38%	61.88%	7.3%
ADR (2)	$54.98	$57.46	(4.3%)	$56.09	$58.68	(4.4%)
RevPAR (3)	$33.69	$32.92	2.3%	$37.22	$36.31	2.5%
Revenue	$12,322,721	$12,053,741	2.2%	$4,588,891	$4,481,990	2.4%
Rooms Rented	224,197	209,762	6.9%	81,838	76,376	7.2%
Rooms Available	365,791	366,148	(0.1%)	123,281	123,428	(0.1%)

(1)	Arlington has provided all data.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

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

Valuation of Loans Receivable

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans receivable by the Board, that significant doubt exists as to the ultimate realization of the loan receivable. We monitor the loan portfolio on an ongoing basis and evaluate the adequacy of our loan loss reserves. In our analysis, we review various factors, including the value of the collateral securing the loan receivable and the borrower’s payment history. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of our loans receivable, the effect on our results of operations may be material.

     Our provision for loan losses was 0.09% (nine basis points) of our weighted average outstanding loans receivable during the 12-month period ended September 30, 2002. It may be difficult to maintain such a low loss rate on our loans receivable. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The change in assets and net income if the provision for loan losses was to increase is as follows:

Change in Assets and Net Income

Annual provision for loan losses increases by 50 basis points	$(325,000)
Annual provision for loan losses increases by 100 basis points	$(651,000)

Valuation of Retained Interests

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. The values of our Retained Interests from structured loan sale transactions are established based upon an estimate of the anticipated discounted future cash flows retained by us. Assumptions include estimates of prepayment speeds, loan losses and discount rates. We regularly measure our loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses occur quicker than expected, or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated, or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan sale transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. The discount rates that we utilize in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream.

     Prepayments or losses in excess of our estimates will cause unrealized depreciation and ultimately realized losses. To date, we have not incurred any principal losses on the loans sold to the joint ventures, and at September 30, 2002 none of our contributed loans were delinquent. However, continuation of this performance is not anticipated. To the extent we have identified loans on which recovery of the underlying principal is in doubt, we reduce expected future cash flows by the anticipated shortfall. We have estimated future annualized loan losses of over 40 basis points on the structured loan sale transactions. In addition, prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests relating to the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that joint venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect.

     The following is a sensitivity analysis of our Retained Interests as of September 30, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum (1)	$21,947,000	$(1,848,000)
Losses increase by 100 basis points per annum (1)	$20,171,000	$(3,624,000)
Rate of prepayment increases by 5% per annum (2)	$22,779,000	$(1,016,000)
Rate of prepayment increases by 10% per annum (2)	$22,089,000	$(1,706,000)
Discount rates increase by 100 basis points	$22,724,000	$(1,071,000)
Discount rates increase by 200 basis points	$21,726,000	$(2,069,000)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Overview

     Net income decreased by $1,217,000 (13%), to $7,976,000 during the nine months ended September 30, 2002 from $9,193,000 during the nine months ended September 30, 2001. Our basic earnings per share decreased $0.19 (13%), to $1.24 per share during the nine months ended September 30, 2002 from $1.43 per share during the nine months ended September 30, 2001. The decrease in net income is primarily due to:

•	decreased interest income of $992,000 due to (i) the sale of $32.7 million and $27.3 million of loans receivable in our structured loan sale transactions completed in June 2001 and April 2002, respectively, and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans;
•	a reduction in the gain on sale of our loans receivable of $871,000 due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	a reduction in the gain on sale of our real estate investments of $687,000 as a result of the sale of five properties during 2001 compared to two properties sold during 2002; and,
•	decreased lease income of $525,000 as a result of the sale of two hotel properties during the nine months ended September 30, 2002 and five hotel properties during 2001.

     Partially offsetting these decreases in net income were:

•	an increase in income from our Retained Interests of $947,000 due primarily to the structured loan sale transactions completed in June 2001 and April 2002;
•	an increase in other income of $545,000 due to increased prepayment fees received; and,
•	a decrease in our interest expense of $422,000 due to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing and the repayment of the balance outstanding on our revolving credit facility from the proceeds of our structured loan sale transaction completed in April 2002.

     Significant changes in our revenues and expenses are further described below.

     Revenues

     Interest income on our loans receivable decreased by $992,000 (17%), to $4,739,000 during the nine months ended September 30, 2002 from $5,731,000 during the nine months ended September 30, 2001. The decrease was primarily attributable to (i) a decrease in our weighted average loans receivable outstanding of $7.4 million (10%), to $67.2 million during the nine months ended September 30, 2002 from $74.6 million during the nine months ended September 30, 2001 (due primarily to the sale of $27.3 million in loans receivable in a structured loan sale transaction completed in April 2002) and (ii) a decrease in our weighted average interest rate, primarily resulting from lower variable interest rates and increased variable rate lending. The average prime rate and LIBOR decreased by 333 basis points and 244 basis points, respectively, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002.

     Lease income decreased by $525,000 (11%), to $4,331,000 during the nine months ended September 30, 2002 from $4,856,000 during the nine months ended September 30, 2001. Lease income decreased primarily due to the sale of five hotel properties during the year ended December 31, 2001 and two hotel properties during the nine months ended September 30, 2002. Lease income will continue to decrease as properties are sold.

     Income from Retained Interests increased $946,000 (78%), to $2,154,000 during the nine months ended September 30, 2002 compared to $1,208,000 during the nine months ended September 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The increase was the result of (i) an increase in the balance of our Retained Interests due to our structured loan sale transactions completed in April 2002 and June 2001 and (ii) an increase in the yield on our Retained Interests to 13.5% during the nine months ended September 30, 2002 from 12.2% during the nine months ended September 30, 2001 resulting from better than anticipated performance and cash flows related to the loans receivable included in our structured loan sale transactions.

     Other income increased $544,000 (149%), to $910,000 during the nine months ended September 30, 2002 compared to $364,000 during the nine months ended September 30, 2001. The increase is primarily attributable to increased prepayment fees during the second and third quarters of 2002.

     Interest Expense

     Interest expense decreased by $422,000 (14%), to $2,657,000 during the nine months ended September 30, 2002 from $3,079,000 during the nine months ended September 30, 2001. The decrease was primarily attributable to (i) a decrease in the weighted average borrowings outstanding under the revolving credit facility to $4.3 million during the nine months ended September 30, 2002 compared to $6.2 million during the nine months ended September 30, 2001 and (ii) a decrease in the weighted average interest rate on our revolving credit facility to 3.8% during the nine months ended September 30, 2002 from 6.3% during the nine months ended September 30, 2001. In addition, interest expense decreased on our structured notes payable from our 1998 structured loan financing due to a declining principal balance ($28.2 million outstanding at September 30, 2002 compared to $34.9 million outstanding at September 30, 2001).

     Interest expense consisted of the following:

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Structured Notes	$1,542	$1,755
Mortgages on Hotel Properties	866	894
Revolving credit facility	242	406
Other	7	24

	$2,657	$3,079

     Other Expenses

     Advisory and servicing fees to affiliate, net, increased by $28,000 (2%), to $1,320,000 during the nine months ended September 30, 2002 from $1,292,000 during the nine months ended September 30, 2001.

     Fees associated with the investment management agreements consisted of the following:

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Lease supervision fee	$289	$339
Investment management fee	1,217	1,195

Total fees incurred	1,506	1,534
Less:
Management fees included in discontinued operations	(21)	(37)
Cost of structured loan sale transactions	(57)	(60)
Fees capitalized as cost of originating loans	(108)	(145)

Advisory and servicing fees to affiliate, net	$1,320	$1,292

     While the total fees incurred under our investment management agreements remained relatively constant, our expense increased since less costs were capitalized primarily as a result of fewer loans closed during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. In addition, our lease supervision fee will continue to decrease as we sell properties.

     Realized losses on retained interests in transferred assets were $53,000 for the nine months ended September 30, 2002 which was the result of a reduction in expected future cash flows resulting from prepayments. We had no realized losses on our Retained Interests during the nine months ended September 30, 2001.

     Provision for loan losses decreased $135,000 (68%), to $65,000 during the nine months ended September 30, 2002 from $200,000 during the nine months ended September 30, 2001. The increase in reserves established during the nine months ended September 30, 2001 was related to two loans that we had identified as potential problem loans. At September 30, 2002, no loans were delinquent greater than 31 days; however, we had identified a reserve on one loan on which significant doubt existed as to the ultimate realization of the loan.

     Gain on sale of assets and discontinued operations

     Gain on sale of real estate investments was $1,350,000 during the nine months ended September 30, 2001 due to the sale of five of our hotel properties for $13.0 million.

     Gain on sale of loans receivable was $562,000 and $1,433,000 during the nine months ended September 30, 2002 and September 30, 2001. The decrease in gain is primarily the result of (i) a decrease in the amount of loans sold from $32.7 million in June 2001 to $27.3 million during April 2002 and (ii) a decrease in the spread earned at the time the transactions were completed to 2.56% for the structured loan sale transaction completed in April 2002 compared to 3.26% for the structured loan sale transaction completed in June 2001.

     Our profit from discontinued operations increased by $566,000 (158%), to a net profit of $924,000 during the nine months ended September 30, 2002 from a net profit of $358,000 during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we sold two of our hotel properties for $5.2 million resulting in a net gain on sale of $663,000. In addition, in accordance with SFAS No. 144, results of operations from the hotel properties sold during 2002 are included in discontinued operations for the nine months ended September 30, 2002 and 2001; however, the corresponding gain on sale and operations of our real estate investments sold during the nine months ended September 30, 2001 has not been reclassified to discontinued operations.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Overview

     Net income decreased by $372,000 (15%), to $2,164,000 during the three months ended September 30, 2002 from $2,536,000 during the three months ended September 30, 2001. Our basic earnings per share decreased $0.05 (13%), to $0.34 per share during the three months ended September 30, 2002 from $0.39 per share during the three months ended September 30, 2001. The decrease in net income is primarily due to:

•	a reduction in the gain on sale of our real estate investments of $526,000 as a result of the sale of two hotel properties during the three months ended September 30, 2001. No properties were sold during the three months ended September 30, 2002;
•	decreased interest income of $344,000 due to (i) the sale of $27.3 million of loans receivable in our structured loan sale transaction completed in April 2002 and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans; and,
•	decreased lease income of $73,000 due to the sale of two hotel properties during the nine months ended September 30, 2002 and five hotel properties during 2001.

     Partially offsetting these decreases in net income were:

•	an increase in income from our Retained Interests of $283,000 due primarily to the structured loan sale transactions completed in April 2002 and June 2001;
•	an increase in other income of $173,000 due to increased prepayment fees received; and,

•	a decrease in our interest expense of $107,000 due to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing and the repayment of the balance outstanding on our revolving credit facility from the proceeds of our structured loan sale transaction completed in April 2002.

     Significant changes in our revenues and expenses are further described below.

     Revenues

     Interest income on our loans receivable decreased by $344,000 (20%), to $1,364,000 during the three months ended September 30, 2002 from $1,708,000 during the three months ended September 30, 2001. The decrease resulted primarily from a decrease in our weighted average loans receivable outstanding of $11.2 million (15%), to $62.4 million during the three months ended September 30, 2002 from $73.6 million during the three months ended September 30, 2001 (due to the sale of $27.3 million in loans receivable in our structured loan sale transaction completed in April 2002) and (ii) a decrease in our weighted average interest rate, primarily resulting from lower variable interest rates and increased variable rate lending. The average prime rate and LIBOR decreased by 200 basis points and 197 basis points, respectively, from the quarter ended September 30, 2001 to the quarter ended September 30, 2002.

     Lease income decreased by $73,000 (5%), to $1,463,000 during the three months ended September 30, 2002 from $1,536,000 during the three months ended September 30, 2001. Lease income decreased primarily due to the sale of five hotel properties during the year ended December 31, 2001 and two hotel properties during the nine months ended September 30, 2002. Lease income will continue to decrease as we sell properties.

     Income from our Retained Interests increased $283,000 (58%), to $770,000 during the three months ended September 30, 2002 compared to $487,000 during the three months ended September 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The increase was the result of (i) an increase in the balance of our Retained Interests due to our structured loan sale transaction completed in April 2002 and (ii) an increase in the yield on our Retained Interests to 13.1% during the three months ended September 30, 2002 from 11.6% during the three months ended September 30, 2001 resulting from better than anticipated performance and cash flows relating to the loans receivable included in our structured loan sale transactions.

     Other income increased $173,000 (247%), to $243,000 during the three months ended September 30, 2002 from $70,000 during the three months ended September 30, 2001. The increase is primarily due to increased prepayment fees received during the three months ended September 30, 2002.

     Interest Expense

     Interest expense decreased by $107,000 (12%), to $808,000 during the three months ended September 30, 2002 from $915,000 during the three months ended September 30, 2001. The decrease was primarily attributable to decreased interest expense on our structured notes payable from our 1998 structured loan financing due to a declining principal balance ($28.2 million outstanding at September 30, 2002 compared to $34.9 million outstanding at September 30, 2001).

     Interest expense consisted of the following:

	Three Months Ended
	September 30,

	2002	2001

	(In thousands)
Structured Notes	$465	$562
Mortgages on Hotel Properties	298	304
Revolving credit facility	42	42
Other	3	7

	$808	$915

     Other Expenses

     Advisory and servicing fees to affiliate, net, decreased by $75,000 (15%), to $421,000 during the three months ended September 30, 2002 from $496,000 during the three months ended September 30, 2001.

     Fees associated with the investment management agreements consisted of the following:

	Three Months Ended
	September 30,

	2002	2001

	(In thousands)
Lease supervision fee	$89	$107
Investment management fee	399	410

Total fees incurred	488	517
Less:
Management fees included in discontinued operations	(4)	(12)
Fees capitalized as cost of originating loans	(63)	(9)

Advisory and servicing fees to affiliate, net	$421	$496

     While the total fees incurred under our investment management agreements remained relatively constant, our expense decreased since more costs were capitalized primarily due to an increase in loans closed during the three months ended September 30, 2002 compared to the three months ended September 30, 2001. In addition, our lease supervision fee will continue to decrease as we sell properties.

     Gain on sale of assets and discontinued operations

     Gain on sale of real estate investments was $526,000 during the three months ended September 30, 2001 due to the sale of two of our hotel properties for $5.7 million. There were no property sales during the three months ended September 30, 2002.

     Our profit from discontinued operations decreased by $67,000 (55%), to a net profit of $54,000 during the three months ended September 30, 2002 from a net profit of $121,000 during the three months ended September 30, 2001. The primary reason for the decreased profit from discontinued operations was the inclusion of two properties in 2001 that were sold prior to the third quarter of 2002. In accordance with SFAS No. 144, results of operations from the hotel properties sold in 2002 and one hotel property held for sale at September 30, 2002 are included in discontinued operations during the three months ended September 30, 2002 and 2001; however, the corresponding gain on sale of real estate investments during the three months ended September 30, 2001 has not been reclassified to discontinued operations.

Cash Flow Analysis

     We generated $7,304,000 and $5,594,000 from operating activities during the nine months ended September 30, 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. This increase in source of funds of $1,710,000 primarily relates to the change in our other operating assets and liabilities of $1,546,000.

     Our investing activities reflect a net use of funds of $9,660,000 and $25,358,000 during the nine months ended September 30, 2002 and 2001, respectively. The $15,698,000 increase in cash flows during the nine months ended September 30, 2002 resulted from a decrease in loans funded less principal collected of $27,336,000 partially offset by a decrease in proceeds received from the sale of hotel properties of $9,678,000 and a decrease in funds from restricted investments of $2,165,000.

     Our financing activities reflect a net source of funds of $2,030,000 and $19,327,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease in funds from financing activities of $17,297,000 was primarily due to (i) a reduction in proceeds from our structured loan sale transaction in April 2002 of $5,489,000 compared to the proceeds from our June 2001 transaction, (ii) an increase in repayment of the outstanding balance on our revolving credit facility of $8,950,000 and (iii) an increase in the repayment of principal on notes payable of $2,255,000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

     Overview

     At September 30, 2002, we had (i) $0.2 million of cash and cash equivalents and (ii) availability of $29.8 million under our revolving credit facility with a current borrowing base (the maximum amount that we can have outstanding at any time based on our eligible loans receivable) of $17.3 million. Our outstanding commitments to fund loans were $33.4 million at September 30, 2002. In October 2002 we funded approximately $200,000 and at October 31, 2002, we had approximately $30.4 million of total loan commitments and approvals outstanding, a net decrease of approximately $3.0 million from September 30, 2002.

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

     Additional sources of funds include principal and interest collected on our loans receivable, rent collected on our Hotel Properties and the cash flows from our Retained Interests. The aggregate rent to be received on our Hotel Properties will decrease as we continue to sell Hotel Properties. Assuming no additional properties are sold, the 2002 annual base rent will be $5.1 million, excluding the property held for sale at September 30, 2002. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     In addition, we believe that as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001 and 2002), we may experience prepayment activity at relatively high levels to the extent that interest rates remain at these low levels which may also provide us with an additional source of funds.

     Structured Loan Sale Transactions

     Since 2000, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $24.0 million, $29.5 million and $49.2 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. The cash distributions from our Retained Interests are increasing as a result of these structured loan sale transactions.

     Based on projections of future cash requirements, we anticipate that we will need to complete a structured loan sale transaction with PMC Capital during the first or second quarter of 2003.

     Since we rely on structured loan sale transactions as our primary source of capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction reduces our ability to originate loans. These events include, but are not limited to, the following;

•	As a result of economic or market changes, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase the asset-backed securities;
•	Deterioration in the performance of either our loan portfolio or the portfolio of PMC Capital may deter potential investors from acquiring our loans;
•	Deterioration in the operations of the limited service sector of the hospitality industry may:
•	Deter potential investors from acquiring our loans;
•	Lower the available rating from the rating agencies.
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from acquiring our loans receivable.
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby decreasing the “spread” on our transaction.

     Debt

     For our short-term working capital needs, we have a $30 million revolving credit facility (the “Revolver”), as amended on September 30, 2002, which provides funds to originate loans. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the appraised value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At September 30, 2002, based on our eligible loans receivable, our Borrowing Base was $17.3 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above), and based on anticipated future lending activities, we anticipate that we would be able to fully access our $30 million revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90 day LIBOR. At September 30, 2002, we had $250,000 outstanding under the Revolver. The Revolver, as amended, matures in March 2003.

     With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of September 30, 2002, we had ten mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $14.3 million at a weighted average interest rate of 7.83%. The related notes have interest rates ranging from 7.44% to 8.50% and maturities ranging from May 2004 to December 2017. We are in the process of finalizing one additional mortgage of approximately $1.0 million at an interest rate of 5.67% with a four year maturity.

     Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

     Uses of Funds

     General

     The primary use of our funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead, interest and principal payments on borrowed funds and the purchase of treasury stock. As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code of 1986, as amended. As a result, those earnings will not be available to fund future investments.

     Management believes that there may be alternative investment opportunities including investment in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive acquisition opportunities in either “major tenant” strip shopping centers or commercial office buildings. We are attempting to identify properties that we intend to leverage up to 75% of their value. Without leverage, it is unlikely that our return on net equity investment will provide us with adequate investment returns. While we intend to identify such properties, there can be no assurance that any properties will be identified or, to the extent identified, will be acquired.

     Loan Originations

     At September 30, 2002, our commitments to originate loans of approximately $33.4 million were greater than commitments outstanding of $16.4 million at September 30, 2001 and $17.8 million at June 30, 2002. The increase in commitments is primarily the result of borrower acceptance of our LIBOR-based lending program (see “Economic Factors”). We anticipate that the loan origination volume (which averaged approximately $12.9 million per quarter in 2001 and was $6.3 million, $6.5 million and $10.1 million in the first, second and third quarters of 2002, respectively) will range from $10 million to $15 million during the fourth quarter of 2002 and the loan origination volume for 2003 will range from $40 million to $50 million. These commitments will be funded primarily through (i) advances under our revolving credit facility, (ii) proceeds from the sales of our Hotel Properties, (iii) borrowings utilizing Hotel Properties as collateral and (iv) structured loan sale transactions.

     We expect that the sources of funds described above should be adequate to meet our existing obligations and commitments. However, there can be no assurance that we will be able to raise additional funds through these financing sources. If these sources are not available, we will have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at September 30, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable (1)	$42,477	$2,343	$9,781	$4,161	$26,192
Revolving credit facility (2)	250	250	—	—	—

Total contractual cash obligations	$42,727	$2,593	$9,781	$4,161	$26,192

(1)	Maturities of our 1998 structured notes payable ($28.2 million at September 30, 2002) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and loan losses.
(2)	Our available Borrowing Base on our revolving credit facility at September 30, 2002 was $17.3 million.

     Our commitments at September 30, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	33,429	33,429	—	—	—

Total commitments	$33,429	$33,429	$—	$—	$—

(1)	Represents our cross indemnification with PMC Capital related to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at September 30, 2002 of $24.0 million as discussed in detail below.
(2)	Represents our loan commitments and approvals outstanding.

     In a structured loan sale transaction, we contribute loans receivable to a special purpose entity in exchange for an ownership interest in that entity. The special purpose entity issues notes payable to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the special purpose entity. The terms of the notes payable issued by the special purpose entities provide that the owners of these special purpose entities are not liable for any payment on the notes. Accordingly, if the special purpose entities fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the special purpose entities. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. As a result, neither the assets contributed to the special purpose entities nor the notes payable issued by the special purpose entities are included in our consolidated financial statements.

     PMC Commercial and PMC Capital have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000. To the extent that poor performance by either PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. The 2000 Joint Venture has $3.9 million of non-accrual loans receivable (contributed by

PMC Capital) currently in the process of liquidation. We expect that there will be losses incurred upon liquidation of these loans. When these loans are liquidated, they will cause a deferral of cash flow to PMC Commercial and, as a result, interest would be charged until the cash flow from the Joint Venture repays PMC Commercial. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At September 30, 2002, our maximum exposure under these indemnification agreements was approximately $24.0 million which represents the value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the structured loan sale transactions completed in 2002, 2001 and 2000. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reductions to us. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these indemnification agreements.

     When a structured loan sale transaction is completed, the special purpose entity enters into credit enhancement agreements that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the structured loan sale transaction. Generally, the credit enhancement agreements contain specified limits on the delinquency and loss rates on loans receivable included in each special purpose entity. If, at any measurement date, the delinquency or loss rate with respect to any special purpose entity were to exceed the specified limits, provisions of the credit enhancement agreements would automatically increase the level of credit enhancement requirements for that special purpose entity. During the period in which the specified delinquency or loss rate was exceeded, excess cash flow from the special purpose entity, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (described above), a credit enhancement event will be triggered effective November 15, 2002. As a consequence, some of our cash flows relating to this transaction will be deferred to periods later than previously anticipated. The valuation of our Retained Interests at September 30, 2002 reflects this change in anticipated cash flows.

     In addition, we have credit enhancement agreements relating to our ownership of PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”). Distributions from the 1998 Partnership are limited and restricted. The required reserve amount ($2.0 million at September 30, 2002) included in restricted investments on our consolidated balance sheet, is calculated as the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of September 30, 2002 and December 31, 2001, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more.

EQUITY AND DIVIDENDS

     During January, April and July 2002, we paid $0.40 per share in dividends to common shareholders of record on December 31, 2001, March 28, 2002, and June 28, 2002, respectively. We again declared a $0.40 per share dividend to common shareholders of record on September 30, 2002 which was paid on October 7, 2002. Our Board will amend our dividend policy as warranted by actual and/or anticipated earnings.

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

FUNDS FROM OPERATIONS (“FFO”)

     We consider FFO to be an appropriate alternative measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a discussion of our cash flows from operations, see “Cash Flow Analysis.”

     Our FFO for the three and nine months ended September 30, 2002 and 2001 was computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Net income	$7,976	$9,193	$2,164	$2,536
Less gain on sale of assets	(1,225)	(2,783)	—	(526)
Add depreciation	1,435	1,584	461	536

FFO	$8,186	$7,994	$2,625	$2,546

Basic weighted average shares outstanding	6,444	6,428	6,446	6,441

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Economic Factors” included elsewhere in this Form 10-Q and the information contained under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2001. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

     Since our consolidated balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below.

     Changes in interest rates on our fixed-rate loans receivable do not have an immediate impact on interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan receivable prepayments and pay-offs. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

     As of September 30, 2002, we had $30.0 million of variable-rate loans receivable and $250,000 in variable-rate debt; therefore, we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. Based on our analysis of the sensitivity of interest income and interest expense, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis point reduction in interest rates would have reduced net income by approximately $297,500 over a one-year period.

     Our liabilities consisted primarily of the structured notes payable from our 1998 structured loan financing of approximately $28.2 million at September 30, 2002 and debt related to our Hotel Properties of approximately $14.3 million. The structured notes payable and the debt related to our Hotel Properties are payable at fixed rates of interest, so changes in interest rates do not affect the related interest expense.

     We have an investment in Retained Interests that is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no readily ascertainable market value for our Retained Interests, changes in the general interest rate environment may not affect our discount rates. However, changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on their carrying value. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if the discount rates used by the Board were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests would decrease by approximately $1.1 million and $2.1 million, respectively.

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

ITEM 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14 (c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have not been any significant changes in our internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

     A.     Exhibits

10.19	Third Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, NA, dated September 30, 2002
99.1	Officer Certification — Chief Executive Officer
99.2	Officer Certification — Chief Financial Officer

     B.     Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	11/14/02	/s/ Lance B. Rosemore

Lance B. Rosemore President and Chief Executive Officer

Date:	11/14/02	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Lance B. Rosemore, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMC Commercial Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02	/s/ Lance B. Rosemore Lance B. Rosemore Chief Executive Officer

I, Barry N. Berlin, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMC Commercial Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.19	Third Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, NA, dated September 30, 2002
99.1	Officer Certification — Chief Executive Officer
99.2	Officer Certification — Chief Financial Officer