Form 10-K
period 2002-12-31
PMC COMMERCIAL TRUST /TX
filed 2003-03-31
CIK 908311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 28, 2002 as reported on the American Stock Exchange, was approximately $86 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2003, Registrant had outstanding 6,446,291 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III.

PMC COMMERCIAL TRUST

Form 10-K
For the Year Ended December 31, 2002

PART I

Item 1. BUSINESS

INTRODUCTION

     PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company”, “our” or “we”) is a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our loans receivable are primarily to borrowers in the hospitality industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries.

     We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities.

     We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. See “Tax Status.” We pay dividends from the funds generated from operations, commonly referred to as “FFO.” Our ability to maintain or increase our FFO is dependent on many factors. We describe some of the more critical factors under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

     In order to fund new loans or real estate investments, we need to issue new equity, borrow funds or sell loans. Since 1996, our primary source of funds has been structured loan transactions. See “Structured Loan Transactions.”

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

     As of December 31, 2002 and 2001, our total assets were approximately $149.7 million and $156.3 million, respectively. During the years ended December 31, 2002 and 2001, our total revenues were approximately $16.0 million and $16.4 million, respectively and our net income was approximately $9.9 million and $11.4 million, respectively.

     We operate in two reportable segments: the lending division, which originates loans receivable to small businesses primarily in the hospitality industry and (ii) the property division which owns hotel properties. See detailed financial information regarding our segments in “Item 8. Consolidated Financial Statements and Supplementary Data.”

LENDING ACTIVITIES

– Overview

     Our net loans receivable were $72.0 million and $78.5 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, we had $42.1 million (58%) of variable-rate loans receivable and $29.9 million (42%) of fixed-rate loans receivable and the weighted average interest rate on our loans receivable was 7.5%.

     Our lending program is generally concentrated on potential borrowers who meet our underwriting criteria and who (i) require funds in excess of $1.3 million or (ii) exceed the net worth, asset, income, number of employees or other limitations applicable to borrowers under lending programs administered by the Small Business Administration (the “SBA”). Pursuant to the terms of our loan origination agreement with the Investment Manager, smaller loan opportunities are first presented to PMC Capital. In addition to first liens on real estate of the related business, our loans receivable are generally personally guaranteed by the principals of the entities obligated on the loans receivable.

     Our loan origination opportunities are provided to us by our Investment Manager who identifies these opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. In addition, the Investment Manager has generated a significant percentage of loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.

– Limited Service Hospitality Industry

     Our loans in the hospitality industry are generally collateralized by first liens on limited service hospitality properties and are generally made to owner-operated facilities operating under national franchises. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.

     Reductions in business and discretionary travel have caused a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease.

– Loan Originations and Underwriting

     The underwriting criteria we apply to evaluate prospective borrowers generally requires the borrowers to (i) provide first-lien mortgages on real estate having an appraised value or cost, whichever is lower, in an amount such that the loan-to-value ratio is not greater than 70% unless credit enhancements such as additional collateral or third party guarantees are obtained, (ii) provide proven management capabilities, (iii) meet historical or projected debt coverage tests determined on a case-by-case basis, and (iv) have principals with satisfactory credit histories and provide personal guarantees, as applicable. We evaluate a number of factors to determine the credit worthiness of the prospective borrower and the amount of required debt coverage for the borrower, including:

•	The components and value of the borrower’s collateral (for example, real estate, equipment or marketable securities);
•	The ease with which the collateral can be liquidated;
•	The industry and competitive environment in which the borrower operates;
•	The financial strength of the guarantors;
•	The existence of any secondary repayment sources; and
•	The existence of a franchise relationship.

     Our variable interest rate loans receivable generally require payments of principal and interest, reset on a quarterly basis to amortize the principal over ten to 20 years. Our fixed interest rate loans receivable generally require level payments of principal and interest calculated to amortize the principal over ten to 20 years.

     Upon receipt of a completed loan application, the Investment Manager’s credit department conducts: (i) a detailed analysis of the loan, which typically includes an appraisal and a valuation by the credit department of the property that will collateralize the loan to assure compliance with loan-to-value percentages, (ii) a site inspection for real estate collateralized loans, (iii) a review of the borrower’s business experience, (iv) a review of the borrower’s credit history, and (v) an analysis of the borrower’s debt-service-coverage and debt-to-equity ratios. All appraisals must be performed by an approved licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. The Investment Manager generally utilizes nationwide independent appraisal firms and seeks local market economic information to the extent available.

     Our typical loan is distinguished from those of some of our competitors by the following characteristics:

•	Substantial down payments are required. We usually require an initial down payment of not less than 20% of the value of the property which is collateral for the loan at the time of such loan. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the property which is collateral for the loan.
•	“Cash outs” are typically not permitted. Generally, we will not make a loan in an amount greater than either the cost of the property which is collateral for the loan or the current appraised value of the property which is collateral for the loan. For example, a hotel property may have been originally constructed for a cost of $2,000,000, with the owner/operator borrowing $1,600,000 of that amount. At the time of the borrower’s loan refinancing request, the property securing the loan is appraised at $4,000,000. Some of our competitors might loan from 70% to 90% or more of the new appraised value of the property and permit the owner/operator to receive a cash distribution from the proceeds. Generally, we would not permit this type of “cash-out” distribution.
•	The obligor is personally liable for the loan. We generally require the principals of the borrower to guarantee the loan.

– Loan Activity

     The following table details our loan activity for the years indicated:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Loans receivable, net — beginning of year	$78,486	$65,645	$115,265	$119,712	$109,132
Loans originated	32,776	51,683	22,508	17,478	42,968
Principal collections (1)	(11,637)	(4,965)	(15,135)	(19,650)	(28,519)
Repayments of SBA 504 program loans	(631)	(970)	(973)	(2,542)	(3,607)
Loan transferred to AAL (2)	—	—	(1,181)	—	—
Loans sold (3)	(27,286)	(32,662)	(55,675)	—	—
Other adjustments (4)	284	(245)	836	267	(262)

Loans receivable, net — end of year	$71,992	$78,486	$65,645	$115,265	$119,712

(1)	Includes scheduled payments and prepayments.

(2)	A loan receivable was transferred to asset acquired in liquidation (“AAL”).

(3)	We sold loans receivable as part of structured loan sale transactions.

(4)	Includes the change in the loan loss reserve and the change in deferred commitment fees.

– Quarterly Loan Originations

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	2002	2001	2000	1999	1998

	(In thousands)
First Quarter	$6,346	$9,761	$301	$7,061	$9,437
Second Quarter	6,506	22,567	3,924	3,576	16,271
Third Quarter	10,044	10,097	7,340	3,808	8,417
Fourth Quarter	9,880	9,258	10,943	3,033	8,843

Total	$32,776	$51,683	$22,508	$17,478	$42,968

– Loan Portfolio Statistics

     Information on our loans receivable, loans which have been sold and on which we have retained interests (the “Sold Loans”) and our loans receivable combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	December 31, 2002			December 31, 2001

			Loans			Loans
	Aggregate	Sold	Receivable	Aggregate	Sold	Receivable
	Portfolio	Loans	(1)	Portfolio	Loans	(1)

	(Dollars in thousands)
Portfolio outstanding	$178,567	$105,751	$72,816	$162,137	$82,612	$79,525
Weighted average interest rate	8.7%	9.6%	7.5%	9.6%	9.6%	9.6%
Annualized average yield (2)(3)	10.0%	9.8%	10.3%	10.6%	10.7%	10.5%
Weighted average contractual maturity (in years)	15.4	16.2	14.2	14.7	16.5	12.7
Provision for loan losses (3)	$65	$—	$65	$200	$—	$200
Loan loss reserves	$365	$—	$365	$300	$—	$300
Delinquent and impaired loans (4)	$1,756	$—	$1,756	$1,370	$—	$1,370
Lodging industry concentration %	94.8%	93.4%	99.7%	94.3%	97.9%	90.6%
Texas concentration % (5)	23.0%	20.7%	26.5%	22.7%	21.7%	23.7%

(1)	Portfolio outstanding before reserves and deferred commitment fees. Includes the principal balance remaining on underlying loans receivable in the 1998 structured loan financing transaction of $30.7 million and $39.4 million at December 31, 2002 and 2001, respectively.

(2)	The calculation of annualized average yield divides our interest, loan fees and prepayment fees earned, less the loan loss reserve, by the average outstanding portfolio.

(3)	For the applicable year ended.

(4)	Includes loans receivable which are either past due greater than 60 days or the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established (“Impaired Loans”). The balance does not include the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”).

(5)	No other concentrations greater than 10% existed as of December 31, 2002 except for a concentration of 10.2% of Sold Loans in Arizona.

– Franchise Schedule

     The following table is a breakdown of franchise affiliation by the principal balance outstanding on our Aggregate Portfolio and our loans receivable:

	At December 31, 2002

	Aggregate Portfolio			Loans Receivable

	(Dollars in thousands)
			Percentage
			of			Percentage
	Number of	Principal	Aggregate	Number of	Principal	of Loans
Franchise	Properties	Outstanding	Portfolio	Properties	Outstanding	Receivable

Comfort Inn/Suites	17	$28,845	16.2%	7	$10,010	13.8%
Holiday Inn/Express	18	24,768	13.9%	8	10,823	14.9%
Days Inn	14	20,143	11.3%	3	1,723	2.4%
Ramada Inn	12	17,953	10.1%	8	12,241	16.8%
Best Western	11	16,525	9.3%	7	10,084	13.8%
Quality Inn	7	10,969	6.2%	2	2,578	3.5%
Sheraton Four Points	2	6,113	3.4%	2	6,113	8.4%
Econolodge	5	4,436	2.5%	2	1,924	2.6%
Super 8	4	4,319	2.4%	3	3,050	4.2%
Travelodge	3	4,090	2.3%	1	1,353	1.9%
Amerihost Inn	2	4,061	2.3%	2	4,061	5.6%
Country Hearth Inn	3	3,943	2.2%	—	—	0.0%
Howard Johnson	3	3,481	1.9%	1	640	0.9%
Sleep Inn	2	3,281	1.8%	1	1,233	1.7%
Country Inn & Suites	1	2,898	1.6%	—	—	—
Springhill Suites (Marriott)	1	2,748	1.5%	—	—	—
Hampton Inn	3	2,649	1.5%	2	1,444	2.0%
Microtel Inn	2	2,514	1.4%	1	1,164	1.6%
Park Inn & Suites	1	1,696	0.9%	1	1,696	2.3%
Budgetel	1	1,336	0.7%	—	—	—
Fairfield Inn (Marriott)	1	1,264	0.7%	1	1,264	1.7%
Shoney’s Inn	1	1,196	0.7%	1	1,196	1.6%

	114	169,228	94.8%	53	72,597	99.7%
Independent hospitality properties	4	2,403	1.3%	1	219	0.3%
Commercial real estate	5	6,936	3.9%	—	—	—

Total	123	$178,567	100.0%	54	$72,816	100.0%

SBA Section 504 Program

     We participate as a private lender in the SBA 504 Program. Participation in the SBA 504 Program offers us an opportunity to enhance the collateral status of loans receivable by allowing us to originate loans with lower loan-to-value ratios. The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least 20% of the equity in a project to be contributed by the principals of the borrower. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program guarantees are unlimited, the maximum amount of subordinated debt in any individual project generally is $750,000 (or $1 million for certain projects). Typical project costs range in size from $500,000 to $3 million.

PROPERTY OWNERSHIP

     At December 31, 2002, we owned 22 limited service hospitality properties (our “Hotel Properties”) that we purchased in 1998 and 1999 through a sale/leaseback agreement with Arlington Hospitality, Inc. (“Arlington”). Arlington is the operator of our properties through a master lease agreement that provides for base rent (currently $5.5 million per year) and percentage rent of 4% of the gross room revenues generated by the Hotel Properties. The lease agreement runs through June 2008 with two renewal options of five years each and a third option for two years. The first renewal is either at our or Arlington’s option. The second five year renewal and the two year renewal are solely at Arlington’s option. Each renewal requires extension of all of the then owned Hotel Properties. The base rent is adjusted to increase each year based on the consumer price index up to a maximum increase of 2% per year. Arlington operates our Hotel Properties as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of leasehold properties.

     During the three years ended December 31, 2002, we sold eight properties for $21.3 million resulting in net gains totaling $2.3 million. Five of these property sales were completed as a result of an agreement we entered into with Arlington to sell up to eight properties to Arlington prior to June 2004. To the extent the remaining purchases by Arlington are not completed in the agreed upon time frame, the lease agreement provides for rent increases on our remaining Hotel Properties.

STRUCTURED LOAN TRANSACTIONS

– General

     Structured loan sale transactions are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. The terms of the notes payable issued by the SPEs provide that the owners of these SPEs are not liable for any payment on the notes. Accordingly, if the SPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the SPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against PMC Commercial’s assets.

     We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a qualifying SPE; as a result, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. When a structured loan sale transaction is completed: (1) our ownership interests in the SPEs are accounted for as retained interests in transferred assets (“Retained Interests”) and are recorded at the present value of the estimated future cash flows to be received from the SPE and (2) the difference between (i) the carrying value of the loans receivable sold and (ii) the relative fair value of the sum of (a) the cash received and (b) the present value of estimated future cash flows from the Retained Interests, constitutes the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net income in the period in which the transactions occur.

     A structured loan financing is similar to a structured loan sale, with the exception that the transaction is not treated as a sale for financial reporting purposes. Therefore, the loans receivable contributed to the SPE and the notes payable issued by the SPE are included in our consolidated financial statements. Even though the loans receivable and the notes payable are included on our balance sheets from the structured loan financing transaction completed in 1998, PMC Commercial has no obligation to pay the notes, nor do the holders of the notes have any recourse against PMC Commercial’s assets.

     Since we rely on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans.

     Problems in the asset-backed securities market that could affect our ability to complete a structured loan transaction on a timely basis or cause us to sell our loans receivable on less favorable terms include, but are not limited to, the following:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase asset-backed securities;
•	The deterioration in the performance of either our loan portfolio or the portfolio of PMC Capital may deter potential investors from purchasing our asset-backed securities;
•	The deterioration in the operations of the limited service sector of the hospitality industry which may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital and decreasing the “spread” on our transaction.

     Significant changes in any of these criteria may result in us temporarily suspending our structured loan sale program and we may seek other sources of financing. See “Risk Factors — The Market for Structured Loan Transactions May Change.”

     Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”). The value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the SPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

     We retain a portion of the default and prepayment risk associated with the underlying transferred loans receivable of our Retained Interests. Actual defaults and prepayments with respect to estimating future cash flows for purposes of valuing our Retained Interests will vary from assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. See “Risk Factors — There is Volatility in the Valuation of Our Retained Interests.” We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances.

     In connection with our structured loan sale transactions, joint ventures have been formed as SPEs to hold the loans receivable sold and issue notes payable collateralized by the loans receivable. As of December 31, 2002, our SPEs consisted of:

•	PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and its related general partner;
•	PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and its related general partner; and,
•	PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) and its related general partner.

     PMC Commercial owns approximately 66%, 39% and 39%, respectively, of the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture with the remainder owned by PMC Capital. Our share of the cash flows from the Joint Ventures is allocated based on the cash flows from the underlying loans receivable contributed by us to the respective Joint Venture less allocated costs based on the remaining principal on the underlying loans receivable contributed by us divided by all loans receivable held by the respective Joint Venture.

     Information relating to our structured loan sale transactions is as follows:

	As of December 31, 2002

	2000 Joint	2001 Joint	2002 Joint
	Venture	Venture	Venture

	(Dollars in thousands)
Principal amount of loans sold:
At time of sale	$55,675	$32,662	$27,286
At December 31, 2002	$49,975	$28,951	$26,825
Structured notes:
At time of sale	$49,550	$30,063	$24,557
At December 31, 2002	$44,572	$26,384	$24,135
Weighted average interest rate on loans:
At time of sale	9.63%	9.62%	9.23%
At December 31, 2002	9.64%	9.60%	9.23%
Interest rate on the SPE notes payable (fixed)	7.28%	6.36%	6.67%
Required initial overcollateralization (1)	11.0%	8.0%	10.0%
Required overcollateralization (2)	11.1%	9.0%	10.2%
Rating of structured notes (3)	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement	6.0%	6.0%	6.0%

(1)	The required initial overcollateralization percentage represents the portion of our sold loans receivable retained by the SPEs whose value is included in Retained Interests.

(2)	The required overcollateralization percentage is larger than the initial required overcollateralization percentage since all principal payments received on the underlying loans receivable are paid to the noteholders.

(3)	Structured notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

– Structured Loan Sale Transaction Completed During 2002

     On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $27.3 million and $43.2 million, respectively, to the 2002 Joint Venture. The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed Fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $24.6 million (the “2002 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, have a stated maturity in 2023, bear interest at 6.67% and are collateralized by the loans receivable contributed by us and PMC Capital to the 2002 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $562,000 and recorded our Retained Interests at an initial amount of $5,293,000 during 2002.

     The net proceeds from the issuance of the 2002 PMCT L.P. Notes (approximately $24.0 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2002 Joint Venture and at December 31, 2002, we owned a 39% limited partnership interest based on our share of the capital.

– Structured Loan Sale Transaction Completed During 2001

     On June 27, 2001, we completed a structured loan sale transaction of a pool of fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $32.7 million and $49.2 million, respectively, to the 2001 Joint Venture. The 2001 Joint Venture issued, through a private placement, approximately $75.4 million of its 2001 Loan-Backed Fixed Rate Notes (the “2001 L.P. Notes”) of which approximately $30.1 million (the “2001 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2001 Joint Venture. The 2001 L.P. Notes, issued at par, have a stated maturity in 2021, bear interest at 6.36% and are collateralized by the loans receivable contributed by us and PMC Capital to the 2001 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $1,433,000 and recorded our Retained Interests at an initial amount of $5,871,000 during 2001.

     The net proceeds from the issuance of the 2001 PMCT L.P. Notes (approximately $29.5 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2001 Joint Venture, we owned a 40% limited partnership interest based on our share of the capital. At December 31, 2002, we owned a 39% limited partnership interest in the 2001 Joint Venture.

– Structured Loan Sale Transaction Completed During 2000

     On December 18, 2000, we completed our first structured loan sale transaction with PMC Capital. We completed the structured loan sale of a pool of fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $55.7 million and $28.0 million, respectively, to the 2000 Joint Venture. The 2000 Joint Venture issued, through a private placement, approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 L.P. Notes”) of which approximately $49.6 million (the “2000 PMCT L.P. Notes”) was allocated to PMC Commercial based on our ownership percentage in the 2000 Joint Venture. The 2000 L.P. Notes, issued at par, have a stated maturity in 2024, bear interest at 7.28% and are collateralized by the loans receivable contributed by us and PMC Capital to the 2000 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $1,117,000 and recorded our Retained Interests at an initial amount of $11,174,000 during 2000.

     The net proceeds from the issuance of the 2000 PMCT L.P. Notes (approximately $49.2 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2000 Joint Venture and at December 31, 2002, we owned a 66% limited partnership interest based on our share of the capital.

– Joint Structured Loan Sale Transactions – General

     The terms of the 2002 L.P. Notes, the 2001 L.P. Notes and the 2000 L.P. Notes (the “JV Notes”) provide that each of the partners of the respective Joint Ventures is not liable for any payments on the JV Notes. Accordingly, if the Joint Ventures fail to pay the JV Notes, the sole recourse of the holders of the JV Notes is against the assets of the respective Joint Venture. Accordingly, we have no obligation to pay the JV Notes, nor do the holders of the JV Notes have any recourse against our assets.

     PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Commercial’s or PMC Capital’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. If the reduction of cash flows is deemed permanent (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2002, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $36.3 million and the discounted amount was $25.2 million which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint securitization and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor does it appear that the loans receivable sold by PMC Capital will cause any permanent cash flow reduction to us. Accordingly, we believe that the fair value of these cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2002 and 2001 was zero; thus, no liability was recorded. If the performance of our sold loans receivable significantly deteriorates, it could be necessary for us to perform under these cross indemnification agreements.

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay or reduce our distribution.

INVESTMENT MANAGEMENT

     Our loans receivable are managed by PMC Advisers (either directly or through its subsidiary) pursuant to an Investment Management Agreement (the “IMA”) and our properties, including the Hotel Properties, are supervised by PMC Advisers pursuant to a separate agreement (the “Lease Supervision Agreement,” and together with the IMA, the “Advisory Agreements”). Both agreements are renewable on an annual basis.

     During 2002 and 2001, pursuant to the IMA we were charged fees between 0.40% and 1.55% annually, based upon the average principal outstanding of our loans receivable. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. In the event the IMA agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Capital would enter into a non-compete agreement for a period of seven years from the termination date. A fee would be paid to PMC Advisers each year by us in consideration of the non-compete agreement until the non-compete agreement is terminated. Upon termination, the fee would be calculated as 1% (less loan losses as a percentage of average invested assets) multiplied by the average invested assets at the date of termination.

     The Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties. In addition, the Lease Supervision Agreement provides for a fee relating to any acquisition of properties of 0.75% of the acquisition cost, a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date. Pursuant to the Advisory Agreements, we incurred an aggregate of approximately $2.3 million, $2.3 million and $2.2 million in management fees during 2002, 2001 and 2000, respectively.

     PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. PMC Commercial provides loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Capital. In order to further mitigate the potential for conflicts of interest, we have entered into a loan origination agreement (the “Loan Origination Agreement”) with PMC Capital and PMC Advisers. Pursuant to the Loan Origination Agreement, all loans that meet our underwriting criteria are presented to us first for funding. If we do not have available uncommitted funds, origination opportunities presented to us may be originated by PMC Capital or it subsidiaries. Many of our existing and potential borrowers have other projects that are currently financed by PMC Capital.

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

RISK FACTORS

     Management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition. In addition, these factors could impair our ability to maintain dividend distributions at current levels.

– We Have a Concentration of Investments in the Hospitality Industry and Texas

     Substantially all of our revenue is generated from lending to, and leasing of, hospitality properties. Our loans receivable were 100% concentrated in the hospitality industry at December 31, 2002. In addition, approximately 93% of the loans receivable underlying our Retained Interests were concentrated in the hospitality industry as of December 31, 2002. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition and results of operations. For example, the events of September 11th caused significant strain on travel related businesses in the United States. Military actions against terrorists, new terrorist attacks or other political events, including the impact of war, could cause additional strain on the hospitality industry and negatively impact our financial condition and results of operations.

     At December 31, 2002, approximately 27% of our loans receivable were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2002. Approximately 21% of the loans receivable underlying our Retained Interests are concentrated in Texas. A decline in economic conditions in Texas could have a material adverse effect on our financial condition and results of operations.

– We Are Dependent on Third Party Management of our Hotel Properties

     As a REIT, we cannot operate our Hotel Properties. As a result, we are dependent upon Arlington to operate and manage our Hotel Properties. The operating results of our Hotel Properties are subject to a variety of risks which could affect their ability to generate sufficient cash flow to support the payment obligations under the master lease agreement. In the event Arlington defaults on the master lease agreement, there can be no assurance that we would be able to find a new operator for our Hotel Properties, negotiate to receive the same amount of lease income or that we would be able to collect on Arlington’s guarantee. In addition, in the event Arlington defaults, we may incur costs including holding costs, legal fees and costs to re-franchise the properties.

– The Market for Structured Loan Transactions May Change

     We will continue to need capital to fund loans. Our ability to continue to grow depends, to a large extent, on our ability to complete structured loan transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. Terrorist attacks or political events, including the impact of war, could impact the availability and cost of our capital.

     It is anticipated that our working capital needs for 2003 will require us to complete a variable-rate structured loan sale transaction with PMC Capital during the second quarter of 2003. Due to the current economic and interest environments, we may experience difficulties in selling our variable-rate loans receivable at an acceptable “spread.” Certain economic conditions may cause investors in the type of asset-backed securities that we place to widen the “spreads” they require in order to purchase asset-backed securities.

     A reduction in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund our current commitments, future loan originations or to acquire real estate.

– We Are Subject to Prepayment Risk

     Prepayments generally increase during times of declining interest rates. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. The lower interest rates we receive on these new loans receivable have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. The impact of the lower lending rates on our net income may be partially offset by the reduced cost of our variable-rate borrowings in a lower interest rate environment. In addition, when loans receivable are repaid prior to their maturity, we often receive prepayment fees. Prepayment fees result in one-time increases in our income.

     Prepayments of loans receivable may affect our “spread” on the pool of loans receivable sold in our structured loan sale transactions. Prepayments of loans receivable with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of loans receivable with lower interest rates. Prepayments in excess of assumptions will cause a decline in the value of our Retained Interests primarily relating to the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that Joint Venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. Our “all-in costs” include interest, servicing, trustee and other ongoing costs. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect.

– We Are Subject to Interest Rate Risk

     The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds (historically either short-term at variable rates or long-term at fixed rates) and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.

     As a result of our dependence on variable-rate loans (we are currently originating primarily variable-rate loans and all of our commitments are for variable-rate loans), our interest income has been, and will continue to be, reduced. In addition, to the extent that rates remain at these historically low levels, or LIBOR decreases from current levels, interest income on our currently outstanding loans receivable will decline.

     Changes in interest rates on our fixed-rate loans receivable do not have an immediate impact on interest income. Our interest rate risk on our fixed-rate loans receivable is primarily due to loan prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

– The Economic and Competitive Environments May Change

     Several factors may impact the ability of our borrowers to meet their contractual payment obligations or the Hotel Properties to generate sufficient cash flow to support their monthly lease payments. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease. These factors may cause a reduction in revenue per available room (“RevPar”). If RevPAR for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase and the ability of the operator of our properties, Arlington, to meet its obligations could be impaired.

     Economic recessions or downturns could impair our borrowers and harm our operating results. Many of the companies in which we have made or will make loans may be susceptible to economic slowdowns or recessions. Terrorism, bankruptcies or other political events, including the impact of war, could affect our borrowers. Our non-

performing assets are likely to increase during these periods. These conditions could lead to losses in our portfolio and a decrease in our interest income, net income and assets.

     Our primary competition for lending opportunities has come from banks, financial institutions and other lending companies. Many of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. In addition, the variety and flexibility of our lending programs enhances our ability to react to current market conditions.

– There is Volatility in the Valuation of Our Retained Interests

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, our determination of the fair value may vary significantly from what a willing buyer would pay for these assets. If we were forced to immediately liquidate some or all of our Retained Interests, the proceeds of such liquidation may be significantly less than the current value of such Retained Interests.

     The value of our Retained Interests is determined based on assumptions concerning, among other things, anticipated defaults, prepayment speeds and discount rates. We retain a portion of the default and prepayment risk associated with the underlying transferred loans receivable of our Retained Interests. As more fully described below, actual defaults and prepayments with respect to estimating future cash flows for purposes of valuing the Retained Interests may vary from assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related estimated cash flows. The discount rates utilized are determined for each of the assets comprising the Retained Interests based upon an estimate of the inherent risks associated with each asset.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$21,751	($1,781)
Losses increase by 100 basis points per annum (1)	$20,040	($3,492)
Rate of prepayment increases by 5% per annum (2)	$22,714	($818)
Rate of prepayment increases by 10% per annum (2)	$22,178	($1,354)
Discount rates increase by 100 basis points	$22,481	($1,051)
Discount rates increase by 200 basis points	$21,500	($2,032)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

     Changes in any of these assumptions or actual results which deviate from assumptions affect the value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.

– We Are Leveraged

     We have borrowed funds and intend to obtain additional funds through advances under our revolving credit facility and through the issuance of mortgage notes payable. As a result, we use leverage to fund our capital needs. Private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

– There Are Significant Risks in Lending to Small Businesses

     Our loans receivable consist primarily of loans to small, privately-owned companies. There is no publicly available information about these companies; therefore, we must rely on the due diligence of our Investment Manager to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable to such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

– There is Volatility in the Valuation of our Loans Receivable

     There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans receivable at times when it may be advantageous for us to liquidate such investments. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may require the establishment of additional loan loss reserves.

     Our provision for loan losses was 0.09% (nine basis points) of our weighted average outstanding loans receivable during 2002. It may be difficult to maintain such a low loss rate on our loans receivable. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves.

– We Have an Ongoing Need for Additional Capital Since Earnings Are Required to be Paid as Dividends

     We will continue to need capital to fund loans. Historically, we have sold loans receivable as part of structured loan sale transactions, borrowed from financial institutions and issued equity securities. A reduction in the availability of funds from financial institutions or the asset-backed securities market could have a material adverse effect on our financial condition and our results of operations. We must distribute at least 90% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loan originations or acquire real estate. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. We do not anticipate selling additional equity securities at our current market price.

– There May Be Significant Fluctuations in our Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	The completion of a structured loan sale transaction in a particular period;

•	Interest rate changes;

•	The volume and timing of loan originations and prepayments of our loans receivable;

•	The recognition of gains or losses on investments;

•	The level of competition in our markets; and

•	General economic conditions, especially those which affect the hospitality industry.

     As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

     To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a Retained Interest in the loans receivable sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income, net of interest expense.

– The Loss of Pass-Through Tax Treatment Would Subject Us to Income Taxes

     If a company meets certain diversification and distribution requirements under the Code, it can qualify as a REIT and be entitled to pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were a corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders. We anticipate that we will continue to qualify as a REIT under the Code.

– We Operate in a Highly Regulated Environment

     Changes in the laws or regulations governing REITs may significantly affect our business. We are also regulated by the Securities and Exchange Commission. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or our results of operations.

– We Are Subject to the Americans with Disabilities Act

     The Americans with Disabilities Act of 1990 (“ADA”) requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although we believe that the properties that we own or finance are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Pursuant to the master lease agreements relating to the Hotel Properties, costs and fines associated with the ADA are the responsibility of the tenant. However, a substantial expense may affect the borrowers’ or tenants’ ability to pay their obligations, and consequently, our cash flow and the amounts available for distributions to shareholders may be adversely affected. To mitigate this risk, all construction loans receivable are monitored or certified to meet ADA standards.

EMPLOYEES

     We have no salaried employees. The Investment Manager provides all personnel required for our operations.

CUSTOMERS

     In relation to our lending division, we are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

     Our property division is dependent upon Arlington to operate the Hotel Properties. Lease income from Arlington represents 100% of the revenue in this segment. The loss of Arlington would have a material adverse effect on us until another operator could be put into place for our Hotel Properties.

AVAILABLE INFORMATION

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public, free of charge, at PMC Capital’s internet site www.pmccapital.com, as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC or at the SEC’s internet site at www.sec.gov.

Item 2. PROPERTIES

     We operate from the headquarters of the Investment Manager in Dallas, Texas, and through their loan production offices in Georgia, Arizona and Missouri.

     At December 31, 2002, we owned 22 Hotel Properties (not including the limited service hospitality property we acquired through foreclosure on the real estate securing a loan receivable). The Hotel Properties are leased to a wholly-owned subsidiary of Arlington pursuant to individual property leases which are subject to the terms of a master lease agreement. Pursuant to the master lease agreement, aggregate base rent is paid to us based on the number of Hotel Properties we own. The master lease and the underlying individual property leases expire in June 2008, but each can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. If fully extended, the term of the master lease would continue until September 2020. Arlington has guaranteed the payment of the rent due under the terms of the master lease agreement and the individual property leases. In addition, the master lease requires a deposit of two months base rent (approximately $900,000 at December 31, 2002). If Arlington defaults under the master lease, we have the right to, among other things, terminate the master lease. Lease income represented approximately 36% of our total revenues during 2002.

     The following table describes the location, number of rooms, year built and annual base rent for 2003 relating to each of these properties:

				Annual
		Rooms in	Year	Base
City	State	Hotel	Built	Rent (1)

Eagles Landing	Georgia	60	1995	$237,180
La Grange (2)	Georgia	59	1995	216,560
Smyrna	Georgia	60	1996	226,870
Rochelle	Illinois	61	1997	247,490
Macomb	Illinois	60	1995	268,120
Sycamore	Illinois	60	1996	268,120
Plainfield	Indiana	60	1992	247,490
Mt. Pleasant	Iowa	63	1997	226,870
Storm Lake	Iowa	61	1997	216,560
Coopersville	Michigan	60	1996	247,490
Grand Rapids North	Michigan	60	1995	278,430
Grand Rapids South	Michigan	61	1997	278,430
Monroe	Michigan	63	1997	257,800
Port Huron	Michigan	61	1997	257,800
Tupelo	Mississippi	61	1997	237,180
Ashland	Ohio	62	1996	309,370
Marysville	Ohio	79	1990	329,990
Wooster East	Ohio	58	1994	206,250
Wooster North	Ohio	60	1995	206,250
Jackson	Tennessee	61	1998	257,800
McKinney	Texas	61	1997	257,800
Mosinee	Wisconsin	53	1993	175,310

		1,344		$5,455,160

(1)	Annual base rent includes a CPI adjustment (2.0% increase) which was effective January 1, 2003.

(2)	Represents our real estate investment held for sale at December 31, 2002.

Item 3. LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Shares are traded on the American Stock Exchange (the “AMEX”) under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the regular and special dividends per share declared by us for each such period.

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share

December 31, 2002	$13.67	$11.25	$0.400	$0.020
September 30, 2002	$15.10	$12.80	$0.400	—
June 30, 2002	$15.50	$14.05	$0.400	—
March 31, 2002	$14.75	$12.85	$0.400	—
December 31, 2001	$13.98	$11.80	$0.400	—
September 30, 2001	$15.24	$11.85	$0.380	—
June 30, 2001	$14.95	$11.65	$0.375	—
March 31, 2001	$13.95	$9.00	$0.365	—
December 31, 2000	$10.44	$8.69	$0.365	—
September 30, 2000	$11.00	$9.25	$0.460	—
June 30, 2000	$12.00	$10.00	$0.460	—
March 31, 2000	$12.63	$9.38	$0.460	—

     On March 21, 2003, there were approximately 500 holders of record of Common Shares and the last reported sales price of the Common Shares was $13.40.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2002. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share information)
Total revenues	$16,036	$16,407	$19,038	$21,261	$18,939
Total expenses	$7,640	$8,230	$11,559	$11,466	$7,805
Income from continuing operations	$8,396	$8,177	$7,479	$9,795	$11,134
Discontinued operations	$978	$475	$465	$469	$237
Gain on sale of assets	$562	$2,783	$1,421	$—	$—
Net income	$9,936	$11,435	$9,365	$10,264	$11,371
Basic weighted average common shares outstanding	6,444	6,431	6,520	6,530	6,498
Basic and diluted earnings per common share:
Income from continuing operations and gain on sale of assets	$1.39	$1.71	$1.37	$1.50	$1.71
Net income	$1.54	$1.78	$1.44	$1.57	$1.75
Dividends declared, common	$10,440	$9,789	$11,367	$12,016	$11,592
Dividends per common share	$1.62	$1.52	$1.75	$1.84	$1.78

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Loans receivable, net	$71,992	$78,486	$65,645	$115,265	$119,712
Real estate investments, net	$44,928	$52,718	$65,674	$70,683	$61,774
Real estate investments, held for sale, net	$1,877	$—	$—	$—	$—
Retained interests in transferred assets	$23,532	$17,766	$11,203	$—	$—
Total assets	$149,698	$156,347	$151,399	$197,237	$196,690
Notes payable and revolving credit facility	$48,491	$57,070	$53,235	$97,757	$95,387
Beneficiaries’ equity	$93,929	$92,771	$89,785	$91,932	$93,437
Total liabilities and beneficiaries’ equity	$149,698	$156,347	$151,399	$197,237	$196,690

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our loans receivable and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risks identified under the caption “Item 1. Business — Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

RECENT DEVELOPMENTS

     On March 27, 2003, we entered into an Agreement and Plan of Merger with PMC Capital. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and approved by the Board of Trust Managers of PMC Commercial and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions.

CURRENT OPERATING OVERVIEW

     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. We sell loans receivable through privately-placed structured loan sale transactions. Historically, we have retained residual interests in all loans receivable sold through our ownership in the related SPEs.

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

     Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay, the mix of loans (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of this Form 10-K.

     Commencing in the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates have remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, the interest rates on our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries) which remained at disproportionately higher levels than shorter term financial indices. As a result, the fixed interest rates we offered were higher than the banks and our lending opportunities decreased. However, we are able to compete more effectively when offering a LIBOR-based variable-rate loan product.

     At December 31, 2002, our variable-rate loans receivable were $42.1 million (58%) of our loans receivable. At December 31, 2002, all of our commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans. At December 31, 2002, we had approximately $40.9 million of total loan commitments and approvals outstanding with interest rates based on spreads over LIBOR ranging from 3.50% to 4.25%. The weighted average interest rate on loan commitments at December 31, 2002 was 5.6% which is lower than our historical weighted average interest rate on loan commitments because we are currently originating primarily variable-rate interest loans. Commitments have fixed expiration dates and require payment of a fee to us.

     Our commitments to fund loans as of December 31, 2002 were approximately $17.3 million greater than commitments outstanding of $23.6 million at December 31, 2001. Based on current market conditions, we anticipate that our loan origination volume will range from $40 million to $50 million during 2003. However, there can be no assurance of the accuracy of this estimate.

     The weighted average interest rate on our loans receivable declined to 7.5% at December 31, 2002 from 9.6% at December 31, 2001 primarily as a result of a decrease in the average quarterly LIBOR (244 basis points) during 2002 which is utilized in the determination of our quarterly variable rates and an increase in variable-rate lending.

ECONOMIC FACTORS

     The following provides a summary of the more significant economic factors that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans and/or the performance of our SPEs.

     Interest Income and Rates: As a result of our increasing dependence on variable-rate loans, the continued prolonged low interest rate environment has caused our interest income to be reduced. To the extent that rates remain at these historically low levels, or LIBOR decreases from current levels, we will earn less interest income. Alternatively, when rates rise in the future, the interest we earn on our performing variable-rate loans will increase. In addition, the decreased loan origination volume during 2002 (compared to 2001) affected our interest income. Interest income can continue to be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease, or (iii) problem loans increase.

     Interest Rate Spreads: Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “spread differential”). A significant reduction in spread differential may have a material adverse effect on our results of operations. Over the past few years the spread differential has been reduced causing decreased income from continuing operations. There can be no assurance that the spread differential will not continue to decrease. We believe that our LIBOR-based loan program will provide us with a spread differential (resulting from our structured loan sale transactions) that approximates the spread differential we have historically received on our fixed-rate transactions due to management’s belief that there is a more favorable market for LIBOR-based structured loan sale transactions compared to fixed-rate structured loan sale transactions.

     Loan Origination Trend: During the latter part of 2001, we commenced marketing and selling a variable-rate loan product based on LIBOR which presently provides a lower cost variable interest rate alternative to our borrowers as a result of market conditions. During the first half of 2002, we experienced decreases in lending opportunities, loans funded and loan commitments compared to the prior year due to competition resulting from the interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer their “mini-perm” short-term loans at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. In addition, as a result of the economic uncertainty following the tragic events of September 11th, fewer hospitality properties were marketed to be sold; therefore, fewer property sales required financing. However, during the last half 2002, we perceived a change in the economic environment for limited service hospitality properties and more property owners were willing to refinance into variable-rate loans and more properties were being sold. As a result of our borrowers’ acceptance of our LIBOR-based lending program and the change in the market, our loan commitments and lending opportunities increased during the second half of 2002. We believe this trend will continue in 2003. All of our current commitments are based on LIBOR.

     Hospitality Industry Factors: During 2001, there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve lowered interest rates during 2001 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into 2002 and 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. Political uncertainties, including the possibility of war, have impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways.

PORTFOLIO INFORMATION

Lending Activities

– General

     Our lending activities consist primarily of originating loans to borrowers who operate in the hospitality industry. Our net loans receivable were $72.0 million and $78.5 million at December 31, 2002 and 2001, respectively. During 2002 and 2001, we originated loans totaling $32.8 million and $51.7 million and received repayments of $12.3 million (of which approximately $9.6 million represented prepayments) and $5.9 million (of which approximately $2.7 million represented prepayments), respectively. When originating a loan, we charge a commitment fee. During 2002 and 2001, we collected commitment fees of $575,000 and $521,000, respectively. These fees are deferred and recognized as an adjustment of yield over the life of the related loan receivable.

     At December 31, 2002, approximately $42.1 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on LIBOR with a weighted average interest rate of approximately 5.4%. The spread that we charge over LIBOR generally ranges from 3.50% to 4.50%. LIBOR used in determining interest rates during the first quarter of 2003 (set on January 1, 2003) was 1.38%. To the extent LIBOR changes, we will see changes in interest income from our variable-rate loans receivable. In addition, at December 31, 2002, approximately $29.9 million of our loans receivable had a fixed interest rate with a weighted average interest rate of 10.4%. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

– Prepayment Activity

     Prepayment activity on our fixed-rate loans receivable has increased as a result of the current low interest rate environment (the prime rate, LIBOR and the interest rates on treasury notes decreased substantially during 2001 and 2002). We believe that we may continue to see increased prepayment activity at high levels (particularly in relation to our fixed-rate loans receivable) in 2003. Many of our prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:

•	The competitive lending environment (i.e., availability of alternative financing);
•	The current and anticipated interest rate environment (i.e., if interest rates are expected to rise or fall);
•	The market for limited service hospitality property sales; and
•	The amount of the prepayment fee and the length of prepayment prohibition.

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

– Problem Loans

     As of December 31, 2002, there were no loans receivable greater than 31 days delinquent. Our policy with respect to loans receivable which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income and reverse previously recorded interest income which is deemed uncollectible. To the extent a loan becomes an impaired loan, we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.

     Senior management closely monitors our Problem Loans which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans which are either past due greater than 60 days or the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established. Our Special Mention Loans are those loans receivable that are not complying with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Problem Loans were as follows:

	December 31,

	2002	2001

	(In thousands)
Impaired Loans:
Loans receivable	$1,756	$1,370
Sold loans of SPEs	—	—

	$1,756	$1,370

Special Mention Loans:
Loans receivable	$—	$1,174
Sold loans of SPEs	1,362	1,868

	$1,362	$3,042

Percentage impaired loans:
Loans receivable	2.4%	1.7%
Sold loans of SPEs	—	—
Percentage Special Mention Loans:
Loans receivable	—	1.4%
Sold loans of SPEs	1.3%	1.2%

     Our provision for loan losses as a percentage of our weighted average outstanding loans receivable was 0.09% (9 basis points) and 0.27% (27 basis points) during 2002 and 2001, respectively. At December 31, 2002 and 2001, we had reserves in the amount of $365,000 and $300,000, respectively, against loans receivable that we have determined to be potential Impaired Loans.

Retained Interests

     At December 31, 2002 and 2001, the estimated fair value of our Retained Interests was $23.5 million and $17.8 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”).

     The value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the SPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at December 31, 2002 and 2001 was $3.8 million and $2.2 million, respectively. The increase of $1.6 million relates primarily to a decrease in the discount rates used to value our Retained Interests (the reduction in discount rates ranged from 130 basis points to 170 basis points) resulting from the lower interest rate environment at December 31, 2002 compared to December 31, 2001 for the 2000 Joint Venture and the 2001 Joint Venture and a decrease in the discount rates used to value our Retained Interests (the reduction in discount rates ranged from 110 basis points to 115 basis points) resulting from the lower interest rate environment at December 31, 2002 compared to April 12, 2002 (the date we completed the transaction) for the 2002 Joint Venture. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

Property Ownership

     Our Hotel Properties are operated by Arlington pursuant to our sale/leaseback agreement.

     The following table summarizes statistical data regarding our 22 Hotel Properties(1):

	Years Ended December 31,

	2002	2001	2000

Occupancy	58.74%	57.32%	59.58%
ADR (2)	$54.60	$53.24	$55.48
RevPAR (3)	$32.02	$32.23	$32.74
Room revenue	$15,655,627	$15,772,935	$16,222,702
Rooms rented	287,190	280,482	292,507
Rooms available	488,921	489,356	491,093

(1)	Arlington has provided all data (only includes properties owned as of December 31, 2002).

(2)	“ADR” is defined as the average daily room rate.

(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the Hotel Properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington. The revenues generated by our properties decreased slightly (approximately 1%) in 2002 compared to 2001. The decrease is concentrated in two properties which had new competition open during the year.

     A summary of financial information for the lessee of our properties, Arlington, which has been derived from their public filings as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, is as follows:

ARLINGTON HOSPITALITY, INC.

	December 31,

	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$103,903	$98,300
Cash and short term investments	3,970	4,748
Total assets	119,934	115,174
Total liabilities	102,564	96,107
Shareholder’s equity	17,370	19,067

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$76,531	$77,153	$76,151
Operating income	1,992	5,547	4,653
Net income (loss)	(1,710)	755	4,010

     Arlington is a public entity that files periodic reports with the SEC. Additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our Board of Trust Managers (the “Board”), and the audit committee has reviewed the disclosures relating to these policies and estimates included in this annual report.

     We believe the following critical accounting considerations and significant accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Loans Receivable

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. We monitor the loan portfolio on an ongoing basis and evaluate the adequacy of our loan loss reserves. In our analysis, we review various factors, including the value of the collateral securing the loan receivable and the borrower’s payment history. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of our loans receivable, the effect on our results of operations may be material.

     Our provision for loan losses was 0.09% (nine basis points) and 0.27% (27 basis points) of our weighted average outstanding loans receivable during 2002 and 2001, respectively. It may be difficult to maintain such a low loss rate on our loans receivable. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

Valuation of Retained Interests

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, our determination of value may vary significantly from what a willing buyer would pay for these assets.

     The valuation of our Retained Interests is our most volatile critical accounting estimate because the valuation is dependent upon estimates of future cash flows that are dependent upon the performance of the underlying loans receivable. Prepayments or losses in excess of estimates will cause unrealized depreciation and ultimately realized losses. The value of our Retained Interests is determined based on the present value of estimated future cash flows from the SPEs. The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses occur quicker than expected, or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated, or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. These assumptions are updated on a quarterly basis. Over the past three years, there has been no significant change in the methodology employed in valuing these assets. The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream.

     Significant estimates related to our Retained Interests were as follows at December 31, 2002:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates

2000 Joint Venture	9.5%	2.65%	6.7% to 11.4%
2001 Joint Venture	9.5%	3.38%	6.7% to 11.4%
2002 Joint Venture	9.5%	3.38%	7.1% to 11.8%

(1)	Based on anticipated principal prepayments considering the loans sold and other similar loans.

(2)	As a percentage of the outstanding principal balance of the underlying loans receivable as of December 31, 2002 based upon per annum losses that ranged from 0.4% to 0.8%.

     Future annualized loan losses of 40 basis points or greater were estimated on all of our structured loan sale transactions. At December 31, 2002, we have identified one sold loan ($1.4 million) that we consider a Special Mention Loan. If we have to liquidate this loan, losses may exceed estimates and the value of our Retained Interests will decline.

     In addition, prepayments in excess of assumptions will cause a decline in the value of our Retained Interests relating to the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that Joint Venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$21,751	($1,781)
Losses increase by 100 basis points per annum (1)	$20,040	($3,492)
Rate of prepayment increases by 5% per annum (2)	$22,714	($818)
Rate of prepayment increases by 10% per annum (2)	$22,178	($1,354)
Discount rates increase by 100 basis points	$22,481	($1,051)
Discount rates increase by 200 basis points	$21,500	($2,032)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

– Overview

     Net income decreased by $1,499,000 (13%), to $9,936,000 during 2002 from $11,435,000 during 2001. Our basic earnings per share decreased $0.24 (13%), to $1.54 per share during 2002 from $1.78 per share during 2001. The decrease in net income is primarily due to:

•	decreased interest income of $1,545,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans;
•	a reduction in the gain on sale of our loans receivable of $871,000 due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	a reduction in the gain on sale of our real estate investments of $687,000 as a result of the sale of five properties during 2001 compared to two properties sold during 2002; and
•	decreased lease income of $528,000 as a result of the sale of hotel properties.

Partially offsetting these decreases in net income were:

•	increased income from our Retained Interests of $1,078,000 due primarily to the completion of structured loan sale transactions;
•	increased other income of $624,000 due primarily to increased prepayment fees received; and
•	decreased interest expense of $575,000 due to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing and a decrease in the weighted average balance and interest rate on our revolving credit facility.

Significant changes in revenues and expenses are further described below.

– Revenues

     Interest income decreased by $1,545,000 (20%), to $6,236,000 during 2002 from $7,781,000 during 2001. The decrease was primarily attributable to (i) a decrease in our weighted average loans receivable outstanding of $3.9 million (5%), to $69.1 million during 2002 from $73.0 million during 2001 (due primarily to the sale of $27.3 million in loans receivable in a structured loan sale transaction completed in April 2002) and (ii) a decrease in our weighted average interest rate to 7.5% at December 31, 2002 from 9.6% at December 31, 2001, primarily resulting from lower variable interest rates and increased variable rate lending. Average quarterly LIBOR decreased by 244 basis points from 2001 to 2002.

     Lease income decreased by $528,000 (8%), to $5,743,000 during 2002 from $6,271,000 during 2001. Lease income decreased primarily due to the sale of five hotel properties during 2001 and two hotel properties during 2002. Lease income will continue to decrease as additional properties are sold.

     Income from Retained Interests increased $1,078,000 (59%), to $2,893,000 during 2002 compared to $1,815,000 during 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The increase was the result of (i) an increase in the balance of our Retained Interests due to the completion of our structured loan sale transactions and (ii) an increase in the yield on our Retained Interests to 13.2% during 2002 from 12.7% during 2001 resulting from better than anticipated performance and cash flows related to the loans receivable included in our structured loan sale transactions.

     Other income increased $624,000 (116%), to $1,164,000 during 2002 compared to $540,000 during 2001. The increase is primarily attributable to increased prepayment fees received during 2002.

– Interest Expense

     Interest expense decreased by $575,000 (14%), to $3,445,000 during 2002 from $4,020,000 during 2001. The decrease was primarily attributable to (i) a decrease in interest expense on our structured notes payable from our 1998 structured loan financing due to a declining principal balance ($26.0 million outstanding at December 31, 2002 compared to $33.8 million outstanding at December 31, 2001), (ii) a decrease in the weighted average borrowings outstanding under the revolving credit facility to $4.2 million during 2002 compared to $6.5 million during 2001 and (iii) a decrease in the weighted average interest rate on our revolving credit facility to 3.6% during 2002 from 5.6% during 2001.

     Interest expense consisted of the following:

	Years Ended
	December 31,

	2002	2001

	(In thousands)
Structured Notes	$1,982	$2,314
Mortgages on Hotel Properties	1,156	1,175
Revolving credit facility	296	516
Other	11	15

	$3,445	$4,020

     Other Expenses

     Advisory and servicing fees to affiliate, net, increased by $64,000 (4%), to $1,793,000 during 2002 from $1,729,000 during 2001.

     Fees associated with the Advisory Agreements consisted of the following:

	Years Ended
	December 31,

	2002	2001

	(In thousands)
Lease supervision fee	$381	$441
Investment management fee	1,927	1,803

Total fees incurred	2,308	2,244
Less:
Management fees included in discontinued operations	(25)	(49)
Fees incurred by the SPEs	(298)	(198)
Cost of structured loan sale transactions	(57)	(60)
Fees capitalized as cost of originating loans	(135)	(208)

Advisory and servicing fees to affiliate, net	$1,793	$1,729

     Impairment loss on assets held for sale was $54,000 during 2002. The impairment loss resulted from a write-down of the carrying value of our asset acquired in liquidation held for sale as a result of management’s estimate of the fair value of the property.

     Realized losses on Retained Interests decreased $28,000 (35%), to $53,000 during 2002 from $81,000 during 2001 resulting from reductions in expected future cash flows primarily related to lower than anticipated income on our reserve funds.

     Provision for loan losses decreased $135,000 (68%), to $65,000 during 2002 from $200,000 during 2001. The reserves established during 2001 were related to two loans that we identified as potential problem loans. At December 31, 2002, no loans were delinquent greater than 31 days; however, we identified a reserve on one loan on which significant doubt existed as to the ultimate realization of the loan.

– Discontinued operations

     Our profit from discontinued operations increased by $503,000 (106%), to a net profit of $978,000 during 2002 from a net profit of $475,000 during 2001. During 2002, we sold two of our hotel properties for $5.2 million resulting in a net gain on sale of $663,000. In addition, in accordance with SFAS No. 144, results of operations from the hotel properties sold during 2002 are included in discontinued operations for the years ended December 31, 2002 and 2001; however, the corresponding gain on sale and operations of our real estate investments sold during 2001 were not reclassified to discontinued operations.

– Gain on sale of assets

     Gain on sale of real estate investments was $1,350,000 during 2001 due to the sale of five of our Hotel Properties for $13.0 million.

     Gain on sale of loans receivable was $562,000 and $1,433,000 during 2002 and 2001, respectively. The decrease in gain is primarily the result of (i) a decrease in the amount of loans sold from $32.7 million in June 2001 to $27.3 million during April 2002 and (ii) a decrease in the spread earned at the time the transactions were completed to 2.56% for the structured loan sale transaction completed in April 2002 compared to 3.26% for the structured loan sale transaction completed in June 2001.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

– Overview

     Net income increased by $2,070,000 (22%), to $11,435,000 during 2001 from $9,365,000 during 2000. Our basic earnings per share increased $0.34 (24%), to $1.78 per share during 2001 from $1.44 per share during 2000.

The increase in net income is primarily due to:

•	a decrease in our interest expense of $2,762,000 as a result of the repayment of borrowings outstanding under our revolving credit facility and a reduction in the weighted average interest rate on our revolving credit facility;
•	an increase in income from our Retained Interests of $1,742,000 due primarily to the structured loan sale transactions completed in June 2001 and December 2000;
•	an increase in the gain on sale of our real estate investments of $1,046,000 as a result of the sale of five properties during 2001 compared to one property sold during 2000; and,
•	an increase in the gain on sale of our loans receivable of $316,000 due to increased anticipated cash flows due to increased net interest spread.

     Partially offsetting these increases in net income were decreased interest income of $3,763,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans.

     Significant changes in revenues and expenses are further described below.

– Revenues

     Interest income on our loans receivable decreased by $3,763,000 (33%), to $7,781,000 during 2001 from $11,544,000 during 2000. This decrease in interest income was primarily attributable to the sale of $32.7 million of loans receivable in our June 2001 structured loan sale transaction and the sale of $55.7 million of loans receivable in our December 2000 structured loan sale transaction. As a result, our weighted average loans receivable outstanding decreased by $35.6 million (33%), to $73.0 million during 2001 from $108.6 million during 2000. In addition, primarily as a result of a decrease in variable interest rates, our weighted average interest rate on loans receivable outstanding declined to 9.6% at December 31, 2001 compared to 10.0% at December 31, 2000. During 2001 we commenced originating loans with a variable interest rate and at December 31, 2001, we had variable-rate loans receivable of $11.5 million outstanding with a weighted average interest rate of 6.8%.

     Lease income decreased by $573,000 (8%), to $6,271,000 during 2001 from $6,844,000 during 2000. Lease income decreased primarily due to the sale of five of our Hotel Properties in 2001 and one property during 2000. This decrease was partially offset by increased percentage rent from 2% to 4% of room revenue effective January 2001 on our Hotel Property portfolio.

     Income from Retained Interests increased $1,742,000 to $1,815,000 during 2001 compared to $73,000 during 2000. The income from our Retained Interests is comprised of the yield accreted on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our Retained Interests from our structured loan sale transactions completed in December 2000 and June 2001.

– Interest Expense

     Interest expense decreased by $2,762,000 (41%), to $4,020,000 during 2001 from $6,782,000 during 2000. The decrease was attributable to (i) a reduction in the weighted average borrowings outstanding under the revolving credit facility to $6.5 million during 2001 compared to $12.2 million during 2000 resulting from the use of proceeds from the December 2000 and June 2001 structured loan sale transactions used to repay these borrowings and (ii) a reduction in the weighted average interest rate on our revolving credit facility to 5.6% at December 31, 2001 from 7.9% at December 31, 2000.

     Interest expense consisted of the following:

	Years Ended
	December 31,

	2001	2000

	(In thousands)
Structured Notes	$2,314	$2,699
Mortgages on Hotel Properties	1,175	1,250
Revolving credit facility	516	2,805
Other	15	28

	$4,020	$6,782

– Other Expenses

     Advisory and servicing fees to affiliate, net decreased by $176,000 (9%), to $1,729,000 during 2001 from $1,905,000 during 2000.

     Fees associated with the Advisory Agreements consisted of the following:

	Years Ended
	December 31,

	2001	2000

	(In thousands)
Lease Supervision Fee	$441	$500
Investment Management Fee	1,803	1,699

Total fees incurred	2,244	2,199
Less:
Management fees included in discontinued operations	(49)	(49)
Fees incurred by the SPEs	(198)	—
Fees capitalized as cost of originating loans	(208)	(145)
Cost of structured loan transactions	(60)	(100)

Advisory and servicing fees to affiliate, net	$1,729	$1,905

     General and administrative expenses increased by $80,000 (55%), to $226,000 during 2001 from $146,000 during 2000. The increase was primarily due to increases in insurance expense, printing costs and bank fees.

     Realized losses on Retained Interests were $81,000 during 2001 resulting from a reduction in expected future cash flows resulting from lower than anticipated income on our reserve funds. We had no realized losses on our Retained Interests during 2000.

     Provision for loan losses was $200,000 and $600,000 during 2001 and 2000, respectively. These loan loss provisions were established based on the determination, through an evaluation of the recoverability of individual loans receivable, by our Board that significant doubt exists as to the ultimate realization of the specific loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and consideration of the facts and circumstances existing at the evaluation date. The $200,000 provision for loan losses recorded during 2001 was related to two loans receivable that we identified as Impaired Loans during 2001.

     The provision for loan losses recorded in 2000 was primarily attributable to one loan receivable. During 2000, we foreclosed on the collateral underlying the loan receivable and determined that the collateral was impaired as a result of the general condition of the building and fixtures. Based on an updated appraisal and the available information on the condition of our collateral at that time, we recorded a $600,000 loss relating to the property. We were not in the process of liquidating any loans receivable as of December 31, 2001 nor were there any delinquent loans.

– Discontinued operations

     Our profit from discontinued operations increased by $10,000 (2%), to a net profit of $475,000 during 2001 from a net profit of $465,000 during 2000.

– Gain on sale of assets

     Gain on sale of assets increased by $1,362,000 (96%), to $2,783,000 during 2001 from $1,421,000 during 2000. The primary reason for the increase was the sale of five of our Hotel Properties for $13.0 million resulting in a net gain of $1.4 million during 2001. During 2000 we sold one of our Hotel Properties for $3.2 million resulting in a net gain of $304,000. In addition, our gains from structured loan sale transactions increased to $1.4 million from $1.1 million related to the June 2001 and December 2000 transactions, respectively.

CASH FLOW ANALYSIS

     We generated $11,213,000 and $9,198,000 in cash from operating activities during 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. The increase in cash flows from operating activities of $2,015,000 primarily relates to the change in our other operating assets and liabilities of $995,000 and a decrease in payments made to our affiliates of $1,088,000. We pay dividends from the cash flow generated by our operating activities.

     Our investing activities reflect a net source of funds of $7,104,000 and net use of funds of $3,434,000 during 2002 and 2001, respectively. This increase in source of funds of $10,538,000 provided by investing activities is primarily due to a decrease in loans funded net of principal collected of $27,284,000 offset in part by (i) a decrease in proceeds from sale of properties of $9,678,000, (ii) a decrease of $5,489,000 in net proceeds received from our April 2002 structured loan sale transaction compared to our June 2001 structured loan sale transaction and (iii) an increase in our investment in restricted investments of $1,911,000 due to funds received on our 1998 structured loan financing transaction which have not yet been paid to the structured noteholders.

     Our financing activities reflect a net use of funds of $18,825,000 and $5,694,000 during 2002 and 2001, respectively. The decrease of $13,131,000 was due primarily to (i) a decrease in net proceeds from our revolving credit facility from a net source of funds of $8,700,000 to a net use of funds of $1,400,000, (ii) an increase in use of funds of $2,314,000 from principal payments on our notes payable due primarily to prepayments on our 1998 structured loan financing transaction and (iii) an increase in dividends paid of $749,000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

– Overview

     Historically, our cash flows provided by operating activities have approximated the dividends paid to our shareholders. In 2003, we anticipate that this relationship will continue and substantially all of our cash flows from operating activities will be sufficient to pay our anticipated 2003 dividend distributions. As a result, our cash flows from operating activities are generally not available to fund our portfolio growth or debt service. During 2002, loans funded ($30.7 million) and debt repayments ($8.6 million) were primarily funded by:

•	Principal collections on our loans receivable of $12.3 million;
•	Net proceeds from the sale of Hotel Properties of $3.0 million; and,
•	Proceeds from our structured loan sale transaction of $24.0 million.

     During 2003, we anticipate loan originations will range from $40 million to $50 million, which we expect to be funded through (i) advances under our revolving credit facility, (ii) structured loan sale transaction(s) and (iii) sales of our Hotel Properties. We are currently in process of marketing a co-securitization transaction with PMC Capital and expect the transaction to be completed in the second quarter of 2003.

     At December 31, 2002, we had (i) $49,000 of cash and cash equivalents and (ii) availability of $21.2 million under our revolving credit facility with a current borrowing base (the maximum amount that we can have outstanding at any time based on our eligible loans receivable) of $28.5 million. Our outstanding commitments to fund loans at December 31, 2002 totaled $40.9 million and were all for variable-rate loans based on LIBOR. The spreads over LIBOR range from 3.50% to 4.25%. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

– Sources of Funds

     General

     Our ability to continue to originate new loans will depend on our ability to borrow funds, sell assets, complete structured loan sale transactions and/or issue equity on acceptable terms. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and results of operations.

     We expect that the sources of funds described below should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers.

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	The issuance of debt securities, including structured loan transactions;
•	Our revolving credit facility;
•	Borrowings collateralized by Hotel Properties;
•	The sale of Hotel Properties; and/or
•	The placement of corporate long-term borrowings.

     Additional sources of funds include principal and interest collected on our loans receivable, rent collected on our Hotel Properties and the cash flows from our Retained Interests. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     We believe that as a result of the current interest rate environment (the prime rate, LIBOR and the yield on treasury notes decreased substantially during 2001 and 2002), we may experience prepayment activity at relatively high levels (particularly in relation to our fixed-rate loans receivable) in 2003 which may also provide us with an additional source of funds. The majority of our fixed-rate loan receivables’ prepayment fees are based on a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $24.0 million, $29.5 million and $49.2 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. The cash distributions from our Retained Interests are increasing as a result of these structured loan sale transactions. It is anticipated that our primary source of working capital during 2003 will again be structured loan sale transaction(s).

     In certain economic markets the availability of funds may be diminished or the “spread” charged for funds from structured loan sale transactions may increase causing us to delay a structured loan transaction. A reduction or delay in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund loan originations. To the extent our commitments to fund loans fully utilize our availability under our revolving credit facility, we will attempt to complete additional structured loan sale transactions.

     The timing of a securitization also has significant impact on our financial condition and results of operations. Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan receivable originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     We are presently in the process of marketing a structured loan sale transaction with PMC Capital of approximately $46 million of our variable-rate loans receivable. Completion of this structured loan sale transaction is expected in the second quarter of 2003. Changes in market conditions may have an impact on the completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to delay or postpone a transaction, there can be no assurance of a successful outcome.

     In the event a securitization is delayed or unable to be completed, we will either have to increase our capacity under our revolving credit facility, enter into new debt agreements including mortgages on Hotel Properties or cease originating new loans until funds are available. In addition, to the extent there are problems in the asset-backed securities market, we may choose to sell the loans receivable on unfavorable terms including:

•	Increased interest rate spreads required by investors that reduces our future cash flows;
•	Increased cash reserve requirements; or
•	Increased subordinated portions of loans receivable.

     Each of the items described above would have a negative impact on our net income. In addition, there are other occurrences that could impair our ability, or alter our decision, to complete a structured loan transaction. These events include, but are not limited to, the following:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase asset-backed securities;
•	The deterioration in the performance of either our loan portfolio or the portfolio of PMC Capital may deter potential investors from purchasing our asset-backed securities;
•	The deterioration in the operations of the limited service sector of the hospitality industry which may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital and decreasing the “spread” on our transaction.

     Debt

     For our short-term working capital needs, at December 31, 2002, we had a $30 million revolving credit facility (the “Revolver”) which provides funds to originate loans. Subsequent to year-end, the facility was increased to $35 million. The facility will be reduced to $30 million upon the earlier of the completion of a securitization or June 30, 2003. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At December 31, 2002, based on our eligible loans receivable, our Borrowing Base was $28.5 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and based on anticipated future lending activities, we anticipate that we would be able to fully access our revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90-day LIBOR. As of December 31, 2002, we had $7.3 million outstanding under this facility with interest based on the prime rate and LIBOR. The weighted average interest rate on our Revolver at December 31, 2002 was 3.1%. The facility matures in May 2004. We had $12.8 million outstanding under this facility as of February 28, 2003.

     With regard to our Hotel Properties, we continue to pursue mortgages on individual properties owned by us. As of December 31, 2002, we had eleven mortgages on our Hotel Properties for an aggregate remaining outstanding principal balance of $15.2 million at a weighted average interest rate of 7.7%. The related notes have interest rates ranging from 5.60% to 8.50% and maturities ranging from May 2004 to August 2019.

     Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

– Uses of Funds

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

     Management believes that there may be alternative investment opportunities including investment in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive acquisition opportunities in either “major tenant” strip shopping centers or commercial office buildings. We are attempting to identify properties that we intend to leverage up to 75% of their value. Without leverage, it is unlikely that our return on net equity investment will provide us with adequate investment returns. While we are attempting to identify such properties, there can be no assurance that any properties will be identified or, to the extent identified, will be acquired. To date, no opportunities have been identified.

     Loan Originations

     At December 31, 2002, our commitments to originate loans of $40.9 million were greater than commitments outstanding at December 31, 2001 of $23.6 million. The increase in commitments is primarily the result of borrower acceptance of our LIBOR-based lending program (see “Economic Factors”). We anticipate that our loan origination volume for 2003 (which averaged approximately $8.2 million per quarter in 2002) will range from $40 million to $50 million. As discussed above, these commitments will be funded primarily through (i) advances under our Revolver, (ii) structured loan sale transactions, (iii) sales of our Hotel Properties and (iv) borrowings utilizing Hotel Properties as collateral.

     We expect that the sources of funds described above should be adequate to meet our existing obligations and commitments. However, there can be no assurance that we will be able to raise additional funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels and we may have to refer commitments to PMC Advisers.

– Impact of Inflation

     To the extent we originate fixed-rate loans while we borrow funds at variable rates, we would have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are primarily originating variable-rate loans and $7.3 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while the economy prevents a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and loan losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

     Operators of hotels, including Arlington, can be impacted by inflation. To the extent costs of operations rise while the economy prevents a matching a rise in room and other amenity rates, Arlington’s results of operations can be negatively impacted and our lease income could be affected.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

     The following summarizes our contractual obligations at December 31, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable (1)	$41,191	$1,691	$9,871	$4,221	$25,408
Revolving credit facility (2)	7,300	7,300	—	—	—

Total contractual cash obligations	$48,491	$8,991	$9,871	$4,221	$25,408

(1)	Maturities of our 1998 structured notes payable ($26.0 million at December 31, 2002) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and loans losses.

(2)	Our available Borrowing Base on our revolving credit facility at December 31, 2002 was $28.5 million.

     Our commitments at December 31, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	40,867	40,867	—	—	—

Total commitments	$40,867	$40,867	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Capital related to the Joint Ventures with a maximum exposure at December 31, 2002 of $36.3 million as discussed in detail below. We have valued these indemnification agreements at zero.

(2)	Represents our loan commitments outstanding.

     PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. See “Related Party Transactions — Cross Indemnification Agreements.”

     When a structured loan sale transaction is completed, the transaction documents that the special purpose entity enters into contain Credit Enhancement Provisions that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the structured loan sale transaction. See “Related Party Transactions — Credit Enhancement Provisions.”

     In addition, we have credit enhancement agreements relating to our structured loan financing transaction completed in 1998. Distributions related to this transaction are limited and restricted. The required reserve amount ($1.9 million at December 31, 2002), included in restricted investments in our consolidated balance sheets, is calculated as the outstanding principal balance of the underlying loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the underlying loans receivable or 2% of the underlying loans receivable at inception ($1.4 million). As of December 31, 2002 and 2001, none of the loans receivable in the 1998 structured loan financing were delinquent 180 days or more.

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The implementation of SFAS No. 145 on January 1, 2003 will not have a material impact on our consolidated financial statements.

     In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. The implementation of SFAS No. 146 on January 1, 2003 will not have a material impact on our consolidated financial statements.

     FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. We have adopted the disclosure requirements of FIN 45 at December 31, 2002.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro-forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies footnote or its equivalent. In addition, SFAS No. 148 improves the timeliness of these disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of the provisions of SFAS No. 148 for 2002 resulted in the addition of our Stock-Based Compensation Plans footnote to our Summary of Significant Accounting Policies footnote to our consolidated financial statements. In addition, effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

     FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) in January 2003. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will not impact our consolidated financial statements since it is not applicable to qualifying SPEs accounted for in accordance with SFAS No. 140.

RELATED PARTY TRANSACTIONS

PMC Capital

     We are managed by the same executive officers as PMC Capital and PMC Advisers. Three of our trust managers are directors or officers of PMC Capital. PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. We were organized to provide loans to entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Capital. In order to further mitigate the potential for conflicts of interest, we have entered into the Loan Origination Agreement with PMC Capital and PMC Advisers. Pursuant to the Loan Origination Agreement, all loans that meet our underwriting criteria are presented to us first for funding. If we do not have available uncommitted funds, origination opportunities presented to us may be originated by PMC Capital or it subsidiaries. Many of our existing and potential borrowers have other projects that are currently financed by PMC Capital.

Advisory Agreements

     During 2002 and 2001, pursuant to the IMA, we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans receivable. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. In the event the IMA with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Capital would enter into a non-compete agreement for a period of seven years from the termination date. A fee would be paid to PMC Advisers each year by us in consideration of the non-compete agreement until the non-compete agreement is terminated. Upon termination, the fee would be calculated as 1% (less loan losses as a percentage of average invested assets) multiplied by the average invested assets at the date of termination. The IMA is renewable on an annual basis.

     In addition, the Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties, a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points of the first $20 million in loans receivable funded and 2.5 basis points thereafter. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date. The Lease Supervision Agreement is renewable on an annual basis.

     Pursuant to the Advisory Agreements, we incurred an aggregate of approximately $2.3 million, $2.3 million and $2.2 million in management fees during 2002, 2001 and 2000, respectively.

Cross Indemnification Agreements

     PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Commercial’s or PMC Capital’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. As a result of the Credit Enhancement Provisions described below, PMC Commercial had a cash flow deferral, and was paid compensation by PMC Capital of less than $1,000. If the reduction of cash flows is deemed permanent (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2002, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $36.3 million and the discounted amount was $25.2 million which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint securitization and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor does it appear that the loans receivable sold by PMC Capital will cause any permanent cash flow reduction to us. Accordingly, we believe that the fair value of these cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2002 and 2001 was zero; thus, no liability was recorded. If the performance of our sold loans receivable significantly deteriorates, it could be necessary for us to perform under these cross indemnification agreements.

Credit Enhancement Provisions

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained Credit Enhancement Provisions that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (contributed by PMC Capital), a Credit Enhancement Provision was triggered in November 2002. As a consequence, cash flows relating to this transaction were deferred and utilized to fund the increased reserve requirements. Our cash flow deferral at December 31, 2002 and February 28, 2003 was approximately $270,000 and $582,000, respectively. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

EQUITY AND DIVIDENDS

     During April, July and October 2002 we paid $0.40 per share in dividends to common shareholders of record on March 28, 2002, June 28, 2002 and September 30, 2002, respectively. During December 2002, we declared a $0.40 per share quarterly dividend and a $0.02 per share special dividend to common shareholders of record on December 31, 2002, which were paid during January 2003. During March 2003, we declared a $0.40 per share dividend to common shareholders of record on March 31, 2003, to be paid on April 14, 2003.

     Our Board considers many factors including, but not limited to, expectations for future earnings and funds from operations (“FFO”), taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any singular factor such as quarterly FFO or earnings expectations.

     To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end extra dividends.

FUNDS FROM OPERATIONS (“FFO”)

     FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis.” We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT that provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (losses) from debt restructuring and sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance and is a measure that is presented quarterly to the Board and is utilized in the determination of dividends to be paid to shareholders. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO.

     Our FFO for the years ended December 31, 2002, 2001 and 2000 was computed as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net income	$9,936	$11,435	$9,365
Less gains on sale of assets	(1,225)	(2,783)	(1,421)
Add depreciation	1,903	2,101	2,250

FFO	$10,614	$10,753	$10,194

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since our consolidated balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below. Although management believes that the analysis below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our balance sheet and other business developments that could affect our financial position and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

LOANS RECEIVABLE

     Changes in interest rates on our fixed-rate loans receivable do not have an immediate impact on interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates). See Item 1.“Business — Risk Factors — We Are Subject to Interest Rate Risk.”

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At December 31, 2002 and 2001, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any valuation reserves. Our variable-rate loans receivable are generally at spreads over LIBOR consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At December 31, 2002 and 2001, we had $42.1 million and $11.5 million of variable-rate loans receivable, respectively, and $7.3 million and $8.7 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($34.8 million and $2.8 million at December 31, 2002 and 2001, respectively) we have interest rate risk. To the extent variable rates continue to decrease our interest income net of interest expense would decrease.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $350,000. In comparison, based on our analysis of the sensitivity of interest income and interest expense at December 31, 2001, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $30,000. We are currently more sensitive to interest rate risk because of our focus on variable-rate lending and the increased differential between our variable-rate loans receivable and our variable-rate debt.

NOTES PAYABLE AND REVOLVING CREDIT FACILITY

     As of December 31, 2002 and 2001, approximately $41.2 million (85%) and $48.4 million (85%) of our consolidated debt had fixed rates of interest and therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt. The amount outstanding on our Revolver is based on the prime rate and/or LIBOR and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our Revolver at December 31, 2002, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $75,000. In comparison, assuming there were no increases or decreases in the balance outstanding under our Revolver at December 31, 2001, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $87,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through collections of principal on the underlying loans receivable. Approximately $6.3 million of our fixed-rate Hotel Property mortgages have significant penalties for prepayment. Approximately $4.8 million have no prepayment penalties and the remaining $4.1 million have prepayment penalties of 2% of the prepaid amount.

     The following tables present the principal amounts and weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2002 and 2001.

     The following market risk disclosures related to our outstanding debt as of December 31, 2002:

	Year Ending December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value (1)

	(Dollars in thousands)
Fixed-rate debt (2)	$1,691	$7,103	$2,768	$2,006	$2,215	$25,408	$41,191	$43,520
Variable-rate debt (primarily LIBOR-based) (3)	7,300	—	—	—	—	—	7,300	7,300

Totals	$8,991	$7,103	$2,768	$2,006	$2,215	$25,408	$48,491	$50,820

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 6.9%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

     The following market risk disclosures related to our outstanding debt as of December 31, 2001:

	Year Ending December 31,
							Carrying	Fair
	2002	2003	2004	2005	2006	Thereafter	Value	Value (1)

	(Dollars in thousands)
Fixed-rate debt (2)	$1,755	$1,935	$8,233	$2,121	$2,345	$31,981	$48,370	$48,481
Variable-rate debt (primarily LIBOR- based) (3)	8,700	—	—	—	—	—	8,700	8,700

Totals	$10,455	$1,935	$8,233	$2,121	$2,345	$31,981	$57,070	$57,181

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2001 was 6.8%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2001 was 3.6%.

RETAINED INTERESTS

     We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate market discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests at December 31, 2002 would have decreased by approximately $1.1 million and $2.0 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2001, the value of our Retained Interests at December 31, 2001 would have decreased by approximately $746,000 and $1.4 million, respectively. Our increased sensitivity to changes in discount rates is due to the completion of our 2002 structured loan sale transaction.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     We are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows at December 31, 2002:

Column

	(a)	(b)	(c)

Number of securities
remaining available
for future issuances
under equity
	Number of securities to be	Weighted average	compensation plans
Plan	issued upon exercise of	exercise price of	(excluding securities
Category	outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	204,426	$13.86	182,351

     Additional information regarding security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 14. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have not been any significant changes in our internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

(1)	Financial Statements —
See index to Financial Statements set forth on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules —
Schedule III — Real Estate and Accumulated Depreciation
Schedule IV — Mortgage Loans on Real Estate

(3)	Exhibits
See Exhibit Index beginning on page E-1 of this Form 10-K.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
	By:	/s/ Lance B. Rosemore

Dated March 31, 2003		Lance B. Rosemore, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE Dr. Andrew S. Rosemore	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 31, 2003

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 31, 2003

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

/s/ IRVING MUNN Irving Munn	Trust Manager	March 31, 2003

/s/ ROY H. GREENBERG Roy H. Greenberg	Trust Manager	March 31, 2003

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 31, 2003

/s/ DR. IRA SILVER Dr. Ira Silver	Trust Manager	March 31, 2003

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 31, 2003

CERTIFICATION

I, Lance B. Rosemore, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of PMC Commercial Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Lance B. Rosemore

Lance B. Rosemore Chief Executive Officer

CERTIFICATION

I, Barry N. Berlin, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of PMC Commercial Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust and its subsidiaries (“the Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets.”

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2003, except for Note 18,
   as to which the date is March 27, 2003

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Investments:
Loans receivable, net	$71,992	$78,486
Real estate investments, net	44,928	52,718
Real estate investment held for sale, net	1,877	—
Retained interests in transferred assets	23,532	17,766
Restricted investments	5,614	5,206
Asset acquired in liquidation held for sale	400	424
Cash equivalents	41	543

Total investments	148,384	155,143

Other assets:
Due from affiliates	362	72
Deferred borrowing costs, net	268	357
Interest receivable	243	394
Cash	8	14
Other assets, net	433	367

Total other assets	1,314	1,204

Total assets	$149,698	$156,347

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$41,191	$48,370
Revolving credit facility	7,300	8,700
Dividends payable	2,707	2,577
Borrower advances	1,602	1,028
Due to affiliates	584	600
Unearned commitment fees	447	183
Interest payable	255	317
Other liabilities	1,683	1,801

Total liabilities	55,769	63,576

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,579,141 and 6,574,141 shares issued at December 31, 2002 and 2001, respectively; 6,446,291 and 6,441,291 shares outstanding at December 31, 2002 and 2001, respectively	66	66
Additional paid-in capital	94,707	94,643
Net unrealized appreciation of retained interests in transferred assets	3,783	2,185
Cumulative net income	78,048	68,112
Cumulative dividends	(81,390)	(70,950)

	95,214	94,056
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	93,929	92,771

Total liabilities and beneficiaries’ equity	$149,698	$156,347

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Interest income	$6,236	$7,781	$11,544
Lease income	5,743	6,271	6,844
Income from retained interests in transferred assets	2,893	1,815	73
Other income	1,164	540	577

Total revenues	16,036	16,407	19,038

Expenses:
Interest	3,445	4,020	6,782
Depreciation	1,845	1,858	2,027
Advisory and servicing fees to affiliate, net	1,793	1,729	1,905
General and administrative	255	226	146
Professional fees	130	116	99
Provision for loan losses	65	200	600
Impairment loss on asset acquired in liquidation held for sale	54	—	—
Realized losses on retained interests in transferred assets	53	81	—

Total expenses	7,640	8,230	11,559

Income from continuing operations	8,396	8,177	7,479

Discontinued operations:
Gain on sale of real estate investments	663	—	—
Net earnings	315	475	465

	978	475	465

Gain on sale of assets:
Gain on sale of real estate investments	—	1,350	304
Gain on sale of loans receivable	562	1,433	1,117

	562	2,783	1,421

Net income	$9,936	$11,435	$9,365

Weighted average shares outstanding:
Basic	6,444	6,431	6,520

Diluted	6,456	6,443	6,520

Basic and diluted earnings per share:
Income from continuing operations and gain on sale of assets	$1.39	$1.71	$1.37

Discontinued operations	$0.15	$0.07	$0.07

Net income	$1.54	$1.78	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Net income	$9,936	$11,435	$9,365

Change in net unrealized appreciation of retained interests in transferred assets:
Net unrealized appreciation arising during period	2,016	1,435	877
Less realized gains included in net income	(418)	(127)	—

	1,598	1,308	877

Comprehensive income	$11,534	$12,743	$10,242

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity

Balances, January 1, 2000	6,536,896	$65	$94,349	$—	$47,312	$(49,794)	$—	$91,932
Net unrealized appreciation	—	—	—	877	—	—	—	877
Shares repurchased	(105,250)	—	—	—	—	—	(1,022)	(1,022)
Dividends ($1.75 per share)	—	—	—	—	—	(11,367)	—	(11,367)
Net income	—	—	—	—	9,365	—	—	9,365

Balances, December 31, 2000	6,431,646	65	94,349	877	56,677	(61,161)	(1,022)	89,785
Net unrealized appreciation	—	—	—	1,308	—	—	—	1,308
Shares repurchased	(40,829)	—	—	—	—	—	(443)	(443)
Shares issued through exercise of stock options	50,474	1	294	—	—	—	180	475
Dividends ($1.52 per share)	—	—	—	—	—	(9,789)	—	(9,789)
Net income	—	—	—	—	11,435	—	—	11,435

Balances, December 31, 2001	6,441,291	66	94,643	2,185	68,112	(70,950)	(1,285)	92,771
Net unrealized appreciation	—	—	—	1,598	—	—	—	1,598
Shares issued through exercise of stock options	5,000	—	64	—	—	—	—	64
Dividends ($1.62 per share)	—	—	—	—	—	(10,440)	—	(10,440)
Net income	—	—	—	—	9,936	—	—	9,936

Balances, December 31, 2002	6,446,291	$66	$94,707	$3,783	$78,048	$(81,390)	$(1,285)	$93,929

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$9,936	$11,435	$9,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,903	2,101	2,250
Realized loss on retained interests in transferred assets	53	81	—
Impairment loss on asset acquired in liquidation held for sale	54	—	—
Gain on sale of assets	(1,225)	(2,783)	(1,421)
Accretion of commitment fees	(368)	(485)	(533)
Amortization of borrowing costs	89	58	106
Provision for loan losses	65	200	600
Commitment fees collected, net	575	521	547
Construction monitoring fees collected, net	10	32	63
Due to affiliates	(292)	(1,380)	(215)
Other operating assets and liabilities	413	(582)	554

Net cash provided by operating activities	11,213	9,198	11,316

Cash flows from investing activities:
Loans funded, net	(30,732)	(51,683)	(22,508)
Principal collected	12,268	5,935	16,108
Proceeds from sale of property, net	3,017	12,695	3,063
Proceeds from structured loan sale transactions, net	24,040	29,529	49,167
Proceeds from retained interests in transferred assets	954	633	—
Investment in retained interests in transferred assets	(1,617)	(1,627)	(2,311)
Purchase of real estate and furniture, fixtures, and equipment	(388)	(490)	—
Proceeds received from (investment in) asset acquired in liquidation, net	(30)	71	86
Release of (investment in) restricted investments, net	(408)	1,503	2,907

Net cash provided by (used in) investing activities	7,104	(3,434)	46,512

Cash flows from financing activities:
Proceeds from issuance of common shares	64	295	—
Purchase of treasury stock	—	(263)	(1,022)
Proceeds from (payments on) revolving credit facility, net	(1,400)	8,700	(34,605)
Payment of principal on notes payable	(7,179)	(4,865)	(9,917)
Payment of dividends	(10,310)	(9,561)	(12,025)

Net cash used in financing activities	(18,825)	(5,694)	(57,569)

Net increase (decrease) in cash and cash equivalents	(508)	70	259
Cash and cash equivalents, beginning of year	557	487	228

Cash and cash equivalents, end of year	$49	$557	$487

Supplemental disclosures:
Loans and interest receivable transferred to SPEs, net	$2,810	$2,814	$6,125

Loan receivable originated in connection with sale of hotel property	$2,044	$—	$—

Interest paid	$3,280	$3,808	$6,654

Reclassification from loans receivable to asset acquired in liquidation held for sale	$—	$—	$1,181

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

     Business

     PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we”, “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We obtain income from the yield earned on the investment portfolio, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the hospitality industry. Our investment advisor is PMC Advisers, Ltd. and its subsidiary (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, Inc. (“PMC Capital”), a regulated investment company traded on the American Stock Exchange (symbol “PMC”) and related to us through common management.

     Principles of Consolidation

     The consolidated financial statements include the accounts of PMC Commercial Trust and its wholly-owned subsidiaries, including PMC Commercial Trust, Ltd. 1998-1, a Delaware corporation formed in conjunction with our 1998 structured loan financing transaction. All material intercompany balances and transactions have been eliminated.

     Our ownership interest in special purpose entities (“SPEs”) created in conjunction with structured loan sale transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). At December 31, 2002, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) of which we own approximately 66%, 39% and 39%, respectively. PMC Capital owns the remaining interests in the Joint Ventures.

     Loans Receivable, net

     Loans receivable are carried at their outstanding principal balance less net deferred fee revenue and loan loss reserves. Deferred fee revenue is included as a reduction to the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan receivable as an adjustment of the yield. A loan loss reserve is established by our Board of Trust Managers based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and considers the facts and circumstances existing at the evaluation date. Our evaluation of the adequacy of the reserve is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent payment appears impaired, the estimated value of collateral.

     Real Estate Investments, net

     Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. The buildings and improvements are being depreciated utilizing a 35-year useful life and the furniture, fixtures and equipment are being depreciated over a seven-year useful life. Upon retirement or sale, the cost and related accumulated depreciation are removed from our books and any resulting gains or losses are included in the consolidated statements of income. Under the lease agreements with the lessee of our properties, routine maintenance and repairs are the responsibility of the lessee and are charged to the lessee’s operations as incurred; major replacements, renewals and improvements are capitalized.

     Real Estate Investment Held for Sale, net

     Our real estate investment held for sale is carried at the lower of cost or estimated fair value less selling costs. When an asset is identified by management as held for sale and the sale of the asset is expected to occur within the next twelve months, the property is classified as held for sale and depreciation is discontinued.

     Retained Interests

     Retained Interests represent our interest in SPEs created in conjunction with our structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayments speeds and loan losses are estimated based on the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. Any appreciation of the Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

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

     Asset Acquired in Liquidation Held for Sale

     Our asset acquired in liquidation held for sale is carried at the lower of cost or estimated fair value of the collateral obtained upon foreclosure of the real estate collateralizing the loan receivable, less selling costs. Our asset acquired in liquidation held for sale is regularly evaluated for impairment.

     Deferred Borrowing Costs

     Costs incurred in connection with the issuance of notes payable are being amortized to interest expense over the life of the related obligation using the effective interest method.

     Interest Income

     Interest income includes interest earned on loans and our short-term investments. Interest income on loans is accrued as earned with the accrual of interest generally suspended when the related loan becomes a non-accrual loan. Loans receivable are generally classified as non-accrual (a “Non-Accrual Loan”) if (i) they are past due as to payment of principal or interest for a period of more than 60 days, (ii) a loan or a portion of a loan is classified as doubtful or is charged-off or (iii) loans receivable that are current or past due less than 60 days if the repayment in full of principal and/or interest is in doubt. Interest income on a Non-Accrual Loan is recognized on the cash basis and we reverse previously recorded interest income which is deemed uncollectible.

     When originating a loan receivable, we charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.

     Lease Income

     Lease income represents base and percentage rents on our properties. The fixed lease payments are reported as income in accordance with the terms of the lease agreements. In addition, we receive a fixed percentage of the monthly room revenue of our leased properties which is reported as income when earned.

     Income from Retained Interests

     The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.

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

     Distributions to Shareholders

     Distributions to shareholders are recorded on the ex-dividend date.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Impairment of Long-Lived Assets

     Long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or if depreciation periods should be modified.

     If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges of the specific property and determine if the investment in the property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the property based on the difference between the current estimated fair value and the carrying amount of the asset. No impairment was deemed to exist on our real estate investments held and used at December 31, 2002.

     We assess the recoverability of our real estate investments held for sale and assets acquired in liquidation held for sale based on estimated sales values. We assessed impairment for each asset based on the estimated sales price less anticipated selling costs. As of December 31, 2002, we recorded an impairment loss of $54,000 on our asset acquired in liquidation held for sale.

     Stock-Based Compensation Plans

     At December 31, 2002, we have two stock-based compensation plans, which are described more fully in Note 12. We have accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified, or settled after January 1, 2003. Awards under the plans generally vest immediately.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31, 2002		December 31, 2001		December 31, 2000

	As Reported	Pro-Forma	As Reported	Pro-Forma	As Reported	Pro-Forma

	(In thousands, except per share data)
SFAS No. 123 Charge	$—	$33	$—	$40	$—	$10
APB No. 25 Charge	$—	$—	$—	$—	$—	$—
Net income	$9,936	$9,903	$11,435	$11,395	$9,365	$9,355
Basic earnings per share	$1.54	$1.54	$1.78	$1.77	$1.44	$1.43
Diluted earnings per share	$1.54	$1.54	$1.78	$1.77	$1.44	$1.43

     The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve valuing and recording income on the Retained Interests and in determining loan loss reserves for loans receivable.

     Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The implementation of SFAS No. 145 on January 1, 2003 will not have a material impact on our consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. The implementation of SFAS No. 146 on January 1, 2003 will not have a material impact on our consolidated financial statements.

     FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. We adopted the disclosure requirements of FIN 45 at December 31, 2002.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro-forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies footnote or its equivalent. In addition, SFAS No. 148 improves the timeliness of these disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

     FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) in January 2003. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will not impact our consolidated financial statements since it is not applicable to qualifying SPEs accounted for in accordance with SFAS No. 140.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Loans Receivable, net:

     Loans receivable, net, consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Loans receivable	$72,816	$79,525
Less:
Deferred commitment fees, net	(459)	(739)
Loan loss reserves	(365)	(300)

Loans receivable, net	$71,992	$78,486

     At December 31, 2002 and 2001, respectively, approximately $42.1 million (58%) and $11.5 million (15%) of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on LIBOR and $29.9 million (42%) and $67.0 million (85%) had fixed interest rates, respectively. The weighted average interest rate on our variable-rate loans receivable was 5.4% and 6.8% at December 31, 2002 and 2001, respectively. The weighted average interest rate on our fixed-rate loans receivable was 10.4% and 10.1% at December 31, 2002 and 2001, respectively.

     Loans receivable with a balance of $1.8 million and $1.4 million at December 31, 2002 and 2001, respectively, have been identified as problem loans or litigation has commenced against the borrowers. At December 31, 2002 and 2001, these loans receivable were current as to payments of principal and interest.

     Our loans receivable are 100% concentrated in the hospitality industry at December 31, 2002. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations. At December 31, 2002, approximately 27% of our loans receivable consisted of loans receivable to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 2002.

Note 3. Real Estate Investments:

     Our real estate investments consist of hospitality properties (the “Hotel Properties”) we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”) under a sale/leaseback agreement (the “Lease Agreement”).

     Pursuant to the Lease Agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, for an initial 10-year period which expires in June 2008, with two renewal options of five years each and a third option for two years which expires in September 2020, and with consumer price index increases up to a maximum of 2% per year. Arlington guarantees the lease payment obligation of Arlington Inns, Inc. Arlington is a public entity that files periodic reports with the Securities and Exchange Commission and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

     As of December 31, 2002, the 2003 annual base rent payment for the Hotel Properties is $5.5 million. In addition to our base rent we receive percentage rent equal to 4% of the gross room revenues of the Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our real estate investments consisted of the following:

			December 31,
	December 31, 2002		2001

		Real
		Estate
	Real	Investment	Real
	Estate	Held for	Estate
	Investments	Sale	Investments

	(Dollars in thousands)
Land	$5,347	$263	$6,153
Buildings and improvements	42,231	1,682	47,953
Furniture, fixtures and equipment	4,681	214	4,889

	52,259	2,159	58,995
Accumulated depreciation	(7,331)	(282)	(6,277)

	$44,928	$1,877	$52,718

Number of Hotel Properties	21	1	24

     The real estate investment held for sale is under contract for approximately $2.2 million pursuant to our Lease Agreement and is expected to be completed prior to June 2003.

Note 4. Retained Interests in Transferred Assets:

     In our structured loan sale transactions detailed below, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale since the SPE meets the definition of a qualifying SPE as outlined in SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the relative fair value of the sum of (a) the cash received and (b) the present value of estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information pertaining to our structured loan sale transactions was as follows. Amounts represent PMC Commercial’s share of the respective Joint Ventures.

	2000	2001	2002
	Joint Venture	Joint Venture	Joint Venture

	(Dollars in thousands, except footnotes)
Transaction date	12/18/00	6/27/01	4/12/02
At inception:
Principal amount of sold loans	$55,675	$32,662	$27,286
Structured Notes issued	$49,550	$30,063	$24,557
Interest rate on the Structured Notes (fixed)	7.28%	6.36%	6.67%
Structured Notes rating (1)	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans	9.63%	9.62%	9.23%
Weighted average remaining life (2)	5.16 years	5.15 years	5.38 years
Aggregate losses assumed (3)	2.37%	2.80%	2.88%
Constant prepayment rate assumption (4)	8%	9%	9%
Discount rate assumptions	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%
Net gain recorded (5)	$1,117	$1,433	$562
Value of Retained Interests	$11,174	$5,871	$5,293
At December 31, 2002:
Principal outstanding on sold loans (6)	$49,975	$28,951	$26,825
Structured Notes balance outstanding	$44,572	$26,384	$24,135
Cash in the collection account	$523	$282	$308
Cash in the reserve account	$3,034	$1,742	$1,614
Weighted average interest rate on loans	9.64%	9.60%	9.23%
Constant prepayment rate assumption (4)	9.5%	9.5%	9.5%
Discount rate assumptions (7)	6.7% to 11.4%	6.7% to 11.4%	7.1% to 11.8%
Weighted average remaining life (2)	4.14 years	5.05 years	5.14 years
Aggregate losses assumed (3)	2.65%	3.38%	3.38%
Aggregate principal losses to date	—%	—%	—%

(1)	Structured Notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

(2)	The weighted average remaining life was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by the (iii) initial or remaining (as applicable) principal balance.

(3)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.4% to 0.8%.

(4)	The prepayment rate was based on anticipated principal prepayments considering the loans sold and other similar loans.

(5)	The net gain recorded does not include $877,000, $520,000 and $439,000 for the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, respectively, which was deferred and recorded as unrealized appreciation in our beneficiaries’ equity in accordance with SFAS No. 140.

(6)	Approximately 93% concentrated in the hospitality industry, 21% to borrowers in Texas and 10% to borrowers in Arizona. No other state had a concentration of 10% or greater at December 31, 2002.

(7)	Discount rates utilized were (i) 6.7% to 7.1% for our required overcollateralization, (ii) 8.4% to 8.8% for our reserve funds and (iii) 11.4% to 11.8% for our interest-only strip receivables.

     The value of our Retained Interests is based upon an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining the amount and timing of those cash flows and the discount rates. The amount and timing of cash flows is generally determined based on estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from assumptions. The discount rates that we utilize in computing the estimated fair value are based upon estimates of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists. Therefore, our estimate of the fair value may or may not vary from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest due on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

     Our Retained Interests consisted of the following:

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2002 Joint Venture	$3,180	$1,261	$1,351	$5,792	$5,064
2001 Joint Venture	3,168	1,391	2,106	6,665	5,373
2000 Joint Venture	6,549	2,464	2,062	11,075	9,312

	$12,897	$5,116	$5,519	$23,532	$19,749

	December 31, 2001

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2001 Joint Venture	$2,882	$1,354	$2,065	$6,301	$5,709
2000 Joint Venture	6,301	2,425	2,739	11,465	9,872

	$9,183	$3,779	$4,804	$17,766	$15,581

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a sensitivity analysis of our Retained Interests at December 31, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$21,751		($1,781)
Losses increase by 100 basis points per annum (1)	$20,040		($3,492)
Rate of prepayment increases by 5% per annum (2)	$22,714	(	$ 818)
Rate of prepayment increases by 10% per annum (2)	$22,178		($1,354)
Discount rates increase by 100 basis points	$22,481		($1,051)
Discount rates increase by 200 basis points	$21,500		($2,032)

(1)	If we experience losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

     The following information summarizes the financial position of the Joint Ventures at December 31, 2002 and 2001. We owned approximately 66% of the 2000 Joint Venture, 39% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of December 31, 2002. We owned approximately 67% of the 2000 Joint Venture and 41% of the 2001 Joint Venture as of December 31, 2001.

     Summary of Financial Position (1)

					2002
	2000 Joint Venture		2001 Joint Venture		Joint Venture

	2002	2001	2002	2001	2002

	(In thousands)
Loans Receivable, Net	$70,627	$79,695	$73,220	$78,177	$69,025

Asset Acquired in Liquidation, Net	$1,411	$—	$—	$—	$—

Total Assets	$76,434	$85,716	$81,302	$83,600	$74,322

Notes Payable	$62,658	$71,100	$69,146	$71,768	$62,152

Total Liabilities	$62,848	$71,316	$69,329	$71,958	$62,325

Partners’ Capital	$13,586	$14,400	$11,973	$11,642	$11,997

(1)	Balances represent 100% of the limited partnership interests for the Joint Ventures.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following information summarizes the results of operations for the Joint Ventures.

     Results of Operations (1)

						2002
	2000 Joint Venture			2001 Joint Venture		Joint Venture

	2002	2001	2000 (2)	2002	2001 (3)	2002 (4)

	(In thousands)
Interest Income	$7,092	$7,936	$295	$7,507	$4,028	$4,850

Total Revenues	$7,351	$8,169	$298	$7,815	$4,222	$4,897

Interest Expense	$4,988	$5,277	$181	$4,463	$2,387	$2,999

Provision for Losses	$1,514	$—	$—	$140	$—	$—

Total Expenses	$6,752	$5,526	$181	$4,849	$2,507	$3,153

Net Income	$599	$2,643	$117	$2,966	$1,715	$1,744

(1)	Amounts represent 100% of the limited partnership interests for the Joint Ventures.

(2)	From December 18, 2000 to December 31, 2000

(3)	From June 27, 2001 to December 31, 2001

(4)	From April 12, 2002 to December 31, 2002

     Our ownership of the Joint Ventures is based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures is allocated based on the cash flows from the underlying loans receivable contributed by us to the respective Joint Venture less allocated costs based on the remaining principal on the underlying loans receivable contributed by us divided by all loans receivable held by the respective Joint Venture.

     Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	December 31, 2002			December 31, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Loans Receivable, Net	$49,844	$28,951	$26,825	$53,083	$29,529
Assets	$53,707	$31,070	$28,838	$57,127	$31,678
Liabilities	$44,707	$26,454	$24,202	$47,506	$27,025
Partners’ Capital	$9,000	$4,616	$4,636	$9,621	$4,653

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our limited partnership allocation of the net income of the Joint Ventures was as follows:

						2002
	2000 Joint Venture			2001 Joint Venture		Joint Venture

	2002	2001	2000 (1)	2002	2001 (2)	2002 (3)

	(In thousands)
Net Income	$1,501	$1,887	$71	$1,072	$743	$675

(1)	From December 18, 2000 to December 31, 2000

(2)	From June 27, 2001 to December 31, 2001

(3)	From April 12, 2002 to December 31, 2002

     In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the Joint Ventures. As a result, at December 31, 2002 and 2001 our consolidated balance sheets do not include the $113.6 million and $88.8 million in assets, respectively, and $95.4 million and $74.5 million in liabilities, respectively, related to these structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $23.5 million and $17.8 million at December 31, 2002 and 2001, respectively, including unrealized appreciation of $3.8 million and $2.2 million, respectively.

     The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was 13.2% and 12.7% during 2002 and 2001, respectively. Our first structured loan sale transaction was completed on December 18, 2000; therefore, we had minimal income of $73,000 during 2000.

     PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us during 2002, 2001 or 2000.

     Pursuant to the trust indentures related to the Structured Notes, we recorded approximately $3.8 million and $2.4 million in cash distributions from the Joint Ventures during 2002 and 2001, respectively.

Note 5. Restricted Investments:

     Restricted investments consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Structured noteholders reserve account	$1,908	$2,375
Escrow and capital expenditures accounts	1,981	1,948
Structured noteholders collection account	1,625	771
Other	100	112

	$5,614	$5,206

     The structured noteholders reserve and collection accounts represent cash collected that has not yet been remitted to the structured noteholders and reserve account balances that are required to be held as collateral on behalf of the structured noteholders. The collection and reserve accounts consist of cash and liquid money market funds.

     The escrow and capital expenditures accounts represent restricted investments maintained pursuant to our Lease Agreement. The escrow account includes a deposit of two months’ base rent. In accordance with the terms of the Lease Agreement, we deposit the percentage of rent received into a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Notes Payable and Revolving Credit Facility

Structured Notes Payable

     In June 1998, we formed a bankruptcy remote partnership that completed a private placement of $66.1 million of fixed-rate loan-backed notes, (the “Structured Notes”). The Structured Notes mature in May 2019, bear interest at 6.37% per annum and are collateralized by a portion of our loans receivable that we contributed to the partnership. At December 31, 2002 and 2001, the principal amount of the underlying loans receivable was $30.7 million and $39.4 million, respectively. PMC Commercial has no obligation to pay the Structured Notes nor do the holders of the Structured Notes have any recourse against PMC Commercial’s assets. Accordingly, if the partnership fails to pay the Structured Notes, the sole recourse of the holders of the Structured Notes is against the assets of the partnership. The principal amount of the Structured Notes outstanding at December 31, 2002 and 2001 was $26.0 million and $33.8 million, respectively. Maturities of these notes are dependent upon the cash flows received from the underlying loans receivable. Repayment of the Structured Notes is based on scheduled payments on the underlying loans receivable, is as follows:

Year Ending
December 31,	Amount

(In thousands)
2003	$1,211
2004	1,342
2005	1,487
2006	1,649
2007	1,828
Thereafter	18,485

$26,002

     Actual repayments will differ materially from these amounts to the extent we receive prepayments or defaults occur on the underlying loans receivable.

Mortgage Notes Payable

     We have entered into seven mortgage notes payable, each collateralized by a Hotel Property. The mortgage notes payable have a weighted average interest rate of 7.4%, mature between 2004 and 2019 and have amortization periods of 20 years. At December 31, 2002 and 2001, the balances outstanding on these obligations were $8.9 million and $8.1 million, respectively.

     We have mortgage notes payable related to four Hotel Properties with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over 20 years, mature from 2010 to 2017 and have restrictive provisions which provide for substantial prepayment penalties. These mortgage notes payable are obligations of our subsidiaries. At December 31, 2002 and 2001, the balances outstanding on these mortgage notes payable were $6.3 million and $6.5 million, respectively, of which $3.4 million and $3.5 million, respectively, was guaranteed by PMC Commercial.

     Principal payments required on our mortgage notes payable are as follows:

Year Ending
December 31,	Amount

(In thousands)
2003	$480
2004	5,760
2005	1,281
2006	357
2007	387
Thereafter	6,923

$15,189

Revolving Credit Facility

     We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended, provides us with credit availability up to $30 million at December 31, 2002. Subsequent to year-end, the facility was increased to $35 million. The facility will be reduced to $30 million

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon the earlier of the completion of a securitization or June 30, 2003. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on our eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the appraised value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At December 31, 2002, based on our eligible loans receivable, our Borrowing Base was $28.5 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and, based on anticipated future lending activities, we anticipate that we would be able to fully access our $30 million revolving credit facility. We are charged interest on the balance outstanding under the credit facility at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90-day LIBOR. At December 31, 2002, we had $7.3 million outstanding under this facility with interest based on the prime rate and LIBOR. The weighted average interest rate on our Revolver at December 31, 2002 and 2001 was 3.1% and 3.6%, respectively. At December 31, 2001, we had $8.7 million outstanding under this facility. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. The facility matures in May 2004. At December 31, 2002 we were in compliance with all covenants of this facility. We had $12.8 million outstanding under this facility as of February 28, 2003.

Note 7. Dividends Paid and Declared:

     In April, July and October 2002, we paid quarterly dividends of $0.40 per share to common shareholders of record on March 28, 2002, June 28, 2002 and September 30, 2002, respectively. The Board of Trust Managers declared a $0.40 per share quarterly dividend and a $0.02 per share special dividend to common shareholders of record on December 31, 2002, which were paid on January 13, 2003. Dividends declared for the years ended December 31, 2002 and 2001 were $1.62 per share and $1.52 per share, respectively.

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

     We may make an election under the Code to treat distributions declared in the current year as distributions of the prior year’s taxable income. Upon election, the Code provides that, in certain circumstances, a dividend declared subsequent to the close of an entity’s taxable year and prior to the extended due date of the entity’s tax return may be considered as having been made in the prior tax year in satisfaction of income distribution requirements. Having met these requirements, we elected on our 2001 tax return to apply approximately $1.5 million of 2002 distributions to the 2001 tax year and anticipate utilizing a portion of 2003 distributions to meet our 2002 distribution requirement.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following reconciles net income available to common shareholders to taxable income available to common shareholders:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net income available to common shareholders	$9,936	$11,435	$9,365
Add: Book depreciation and amortization	1,903	2,159	2,250
Less: Tax depreciation and amortization	(1,769)	(2,147)	(2,324)
Book/tax difference on gains on sales	(550)	(1,433)	(1,221)
Book/tax difference on Retained Interests, net	486	813	—
Other book/tax differences, net	49	365	(42)

Taxable income available to common shareholders	$10,055	$11,192	$8,028

Distributions to common shareholders	$10,440	$9,789	$11,367

     Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,

	2002		2001		2000

	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent

Ordinary income	$1.517	93.67%	$1.309	86.09%	$1.289	73.88%
Return of capital	—	—	—	—	0.393	22.53%
Capital gains	0.103	6.33%	0.211	13.91%	0.063	3.59%

	$1.620	100.00%	$1.520	100.00%	$1.745	100.00%

Note 9. Discontinued Operations:

     Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, the operations of our hotel properties either sold during 2002 or held for sale at December 31, 2002 have been reflected as discontinued operations in our accompanying consolidated statements of income (three properties in total) and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during 2001 and 2000. SFAS No. 144 does not allow for reclassification of prior period gains and operations of properties sold prior to January 1, 2002.

     At December 31, 2002, one hotel property is classified as real estate investment held for sale, net on our accompanying consolidated balance sheet. The sale of this hotel property is expected to be completed prior to June 2003. The real estate investment held for sale is under contract for approximately $2.2 million.

     During 2002, we sold two hotel properties for approximately $5.2 million and recognized gains of approximately $663,000. We provided financing of $2.0 million for one of the hotel property sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Discontinued operations of the three hotel properties consisted of the following:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Lease income	$398	$767	$737
Advisory fees	(25)	(49)	(49)
Depreciation	(58)	(243)	(223)

Net earnings	315	475	465
Gain on sale of real estate investments	663	—	—

Discontinued operations	$978	$475	$465

Note 10. Earnings Per Share:

     The weighted average number of Common Shares outstanding were 6,444,371, 6,431,461, and 6,519,590 for the years ended December 31, 2002, 2001 and 2000, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 11,700; 11,600; and 300 shares for the dilutive effect of stock options during 2002, 2001 and 2000, respectively.

     For purposes of calculating earnings per share, the gain on sale of assets of $562,000, $2,783,000 and $1,421,000 for the years ended December 31, 2002, 2001 and 2000, respectively, has been combined with income from continuing operations.

     Options to purchase 57,600, 155,600 and 183,711 Common Shares were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Shares.

Note 11. Dividend Reinvestment and Cash Purchase Plan:

     We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January 2000. In addition, since January 2000 we have been using the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan. Accordingly, there were no plan shares issued during 2002, 2001 and 2000.

Note 12. Stock-Based Compensation Plans:

     We have applied Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for our stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

     We have two stock-based compensation plans, the 1993 Employee Share Option Plan (the “Employee Plan”) and the Trust Manager Share Option Plan (the “Trust Manager Plan”), referred to collectively as the “Stock Option Plans.” The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of our Common Stock on the date of grant. We have discretion in determining the vesting terms applicable to stock options granted under the Employee Plan; however, generally all options vest immediately. Pursuant to the Employee Plan, we are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of approximately 387,000 shares at December 31, 2002) as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Only the trust managers who are not employees of PMC Capital or the Investment Manager (the “Non-employee Trust Managers”) are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 Common Shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as an Non-employee Trust Manager for any reason or (ii) within five years after date of grant. We issued 5,000 options under the Trust Managers Plan during each of the three years in the period ended December 31, 2002.

A summary of the status of our stock options as of December 31, 2002, 2001 and 2000 and the changes during the years ended on those dates are as follows:

	2002		2001		2000

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding, January 1	202,976	$15.28	233,561	$14.81	188,261	$16.41
Granted	54,800	$13.29	52,400	$13.16	54,850	$9.38
Exercised	(5,000)	$12.80	(50,474)	$9.40	—	—
Forfeited	(600)	$18.63	(7,850)	$18.33	(5,450)	$18.55
Expired	(47,750)	$19.78	(24,661)	$16.73	(4,100)	$15.87

Outstanding, December 31	204,426	$13.86	202,976	$15.28	233,561	$14.81

Exercisable, December 31	199,426	$13.83	197,976	$15.28	228,561	$14.82

Weighted-average fair value of stock options granted during the year	$0.60		$0.75		$0.10

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	2.33%	3.88%	5.87%
Expected Dividend Yield	12.20%	11.55%	19.64%
Expected Volatility	22.61%	22.61%	17.14%

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/02	Contract Life	Exercise Price	at 12/31/02	Exercise Price

$9.25 to $11.19	48,626	2.1	$11.02	48,626	$11.02
$11.20 to $14.90	108,200	4.3	$13.29	103,200	$13.22
$14.91 to $19.88	47,600	0.9	$18.03	47,600	$18.03

$9.25 to $19.88	204,426	3.0	$13.86	199,426	$13.83

PMC COMMERCIAL TRUST AND SUBSIDIARIES
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

     The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,

	2002		2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Assets:
Loans receivable, net	$71,992	$72,451	$78,486	$79,225
Retained Interests	23,532	23,532	17,766	17,766
Cash and cash equivalents	49	49	557	557
Restricted investments	5,614	5,174	5,205	4,608
Liabilities:
Notes payable	41,191	43,520	48,370	48,481
Revolving credit facility	7,300	7,300	8,700	8,700

Loans receivable, net: We estimate the fair value of loans receivable to approximate the remaining unamortized principal of the loans receivable, unless there is doubt as to realization of a loan receivable. A valuation reserve is established for a problem loan based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the loan portfolio if a ready market for the loans receivable existed.

Retained Interests: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 4.

Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.

Restricted investments: The fair value of the reserve fund associated with the 1998 structured loan financing transaction is estimated by utilizing discounted cash flow techniques based on management’s estimates of market rates including risks inherent in the transaction. The carrying amount of the remaining restricted investments is a reasonable estimate of fair value due to the short maturity of these instruments.

Notes payable: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is a variable rate of interest.

Note 14. Related Party Transactions:

     Our loans receivable are originated and serviced by PMC Advisers pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers (the “Lease Supervision Agreement” and together with the IMA, the “Advisory Agreements”). Both agreements are renewable on an annual basis. PMC Advisers also earns fees for its assistance in the issuance of our debt and equity securities. We are managed by the same executive officers as PMC Capital and PMC Advisers. Three of our trust managers are directors or officers of PMC Capital.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2002 and 2001, pursuant to the IMA we were charged fees between 0.40% and 1.55% annually, based on the average principal outstanding of our loans receivable. Through June 20, 2000, we were charged an annual fee between 0.40% and 1.67%, based on the average principal outstanding of our loans receivable. The maximum fee was reduced from 1.67% to 1.55% commencing July 1, 2000. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. The IMA also provides for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points for the first $20 million of loans funded and 2.5 basis points thereafter. In the event the IMA agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Capital would enter into a non-compete agreement for a period of seven years from the termination date. A fee would be paid to PMC Advisers each year by us in consideration of the non-compete agreement until the non-compete agreement is terminated. Upon termination, the fee would be calculated as 1% (less loan losses as a percentage of average invested assets) multiplied by the average invested assets at the date of termination.

     The Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the Hotel Properties to be paid to PMC Advisers for providing services relating to the leases on the Hotel Properties. In addition, the Lease Supervision Agreement provides for a fee in connection with the acquisition of properties of 0.75% of the acquisition cost. In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

     Fees associated with the Advisory Agreements consisted of the following:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Lease supervision fee	$381	$441	$500
Investment management fee	1,927	1,803	1,699

Total fees incurred	2,308	2,244	2,199
Less:
Management fees included in discontinued operations	(25)	(49)	(49)
Fees incurred by the SPEs	(298)	(198)	—
Cost of structured loan sale transactions	(57)	(60)	(100)
Fees capitalized as cost of originating loans	(135)	(208)	(145)

Advisory and servicing fees to affiliate, net	$1,793	$1,729	$1,905

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Selected Quarterly Financial Data: (unaudited)

     The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	For the year ended December 31, 2002

		Income From
		Continuing	Net		Earnings
	Revenues	Operations	Income		Per Share

	(In thousands, except earnings per share and footnotes)
First Quarter	$4,286	$2,199	$2,648	(1)	$0.41	(1)
Second Quarter	4,137	2,240	3,164	(2)	0.49	(2)
Third Quarter	3,866	2,110	2,164		0.34
Fourth Quarter	3,747	1,847	1,960		0.30

	$16,036	$8,396	$9,936		$1.54

	For the year ended December 31, 2001

		Income From
		Continuing	Net		Earnings
	Revenues	Operations	Income		Per Share

	(In thousands, except earnings per share and footnotes)
First Quarter	$4,210	$2,225	$2,807	(3)	$0.44	(3)
Second Quarter	4,291	1,971	$3,849	(4)	0.60	(4)
Third Quarter	3,835	1,889	$2,536	(5)	0.39	(5)
Fourth Quarter	4,071	2,092	$2,243		0.35

	$16,407	$8,177	$11,435		$1.78

(1)	Includes a gain of $371,000 from the sale of a hotel property.

(2)	Includes a gain of $562,000 relating to our structured loan sale transaction and a gain of $292,000 from the sale of a hotel property.

(3)	Includes a gain of $502,000 from the sale of a hotel property.

(4)	Includes a gain of $1,433,000 relating to our structured loan sale transaction and a gain of $322,000 from the sale of a hotel property.

(5)	Includes a gain of $526,000 from the sale of a hotel property.

Note 16. Commitments and Contingencies:

     Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At December 31, 2002, we had approximately $40.9 million of total loan commitments outstanding. All of these commitments were for variable-rate loans based on LIBOR at spreads ranging from 3.50% to 4.25% over the 90-day LIBOR. The weighted average interest rate on our loan commitments at December 31, 2002 was 5.6%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, these commitments will be referred back to PMC Advisers.

     Pursuant to the trust indenture for our structured loan financing completed in 1998 which is not treated as a sale for financial reporting purposes, distributions of its net assets are limited and restricted. The required reserve amount ($1.9 million at December 31, 2002), included in restricted investments on our consolidated balance sheets, is calculated as follows: the outstanding principal balance of the underlying loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the underlying loans receivable or 2% of the underlying loans receivable of the 1998 structured loan financing transaction at inception ($1.4 million). As of December 31, 2002 and 2001, none of the loans receivable in the 1998 structured loan financing transaction were delinquent 180 days or more.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. As a result of the Credit Enhancement Provisions described below, PMC Commercial had a cash flow deferral, and was paid compensation by PMC Capital of less than $1,000. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2002, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $36.3 million and the discounted amount was $25.2 million which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint securitization and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of the cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2002 and 2001 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (contributed by PMC Capital), a Credit Enhancement Provision was triggered in November 2002. As a consequence, some of our cash flows relating to this transaction were deferred and utilized to fund the increased reserve requirements. Our cash flow deferral at December 31, 2002 and February 28, 2003 was approximately $270,000 and $582,000, respectively. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

     In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 17. Business Segments:

     Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans receivable to small businesses primarily in the hospitality industry and (ii) the Property Division which owns the Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our business segment data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Years Ended December 31,

	2002			2001

	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

Revenues:
Interest income — loans and other income	$7,400	$7,400	$—	$8,321	$8,321	$—
Lease income	5,743	—	5,743	6,271	—	6,271
Income from retained interests in transferred assets	2,893	2,893	—	1,815	1,815	—

Total	16,036	10,293	5,743	16,407	10,136	6,271

Expenses:
Interest (1)	3,445	1,898	1,547	4,020	2,463	1,557
Depreciation	1,845	—	1,845	1,858	—	1,858
Advisory and servicing fees to affiliate, net	1,793	1,437	356	1,729	1,337	392
Impairment loss on assets held for sale	54	54	—	—	—	—
Realized losses on retained interests in transferred assets	53	53	—	81	81	—
Provision for loan losses	65	65	—	200	200	—
Other	385	367	18	342	332	10

Total	7,640	3,874	3,766	8,230	4,413	3,817

Income from continuing operations	8,396	6,419	1,977	8,177	5,723	2,454
Discontinued operations:
Gain on sale of real estate investments	663	—	663	—	—	—
Net earnings	315	—	315	475	—	475

	978	—	978	475	—	475

Gain on sale of assets:
Gain on sale of real estate investments	—	—	—	1,350	—	1,350
Gain on sale of loans receivable	562	562	—	1,433	1,433	—

	562	562	—	2,783	1,433	1,350

Net income	$9,936	$6,981	$2,955	$11,435	$7,156	$4,279

Additions to real estate investments	$388	$—	$388	$490	$—	$490

	As of December 31,

	2002			2001

	(In thousands)
Total assets	$149,698	$100,717	$48,981	$156,347	$101,480	$54,867

(1)	Interest expense specifically identified to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2000

		Lending	Property
	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other portfolio income	$12,121	$12,121	$—
Lease income	6,844	—	6,844
Income from retained interests in transferred assets	73	73	—

Total	19,038	12,194	6,844

Expenses:
Interest (1)	6,782	4,231	2,551
Depreciation	2,027	—	2,027
Advisory and servicing fees to affiliate, net	1,905	1,454	451
Provision for loan losses	600	600	—
Other	245	227	18

Total	11,559	6,512	5,047

Income from continuing operations	7,479	5,682	1,797
Discontinued operations:
Gain on sale of real estate investments	—	—	—
Net earnings	465	—	465

	465	—	465

Gain on sale of assets:
Gain on sale of real estate investments	304	—	304
Gain on sale of loans receivable	1,117	1,117	—

	1,421	1,117	304

Net income	$9,365	$6,799	$2,566

Additions to real estate investments	$—	$—	$—

	December 31, 2000

	(In thousands)
Total assets	$151,399	$83,257	$68,142

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.

Note 18. Subsequent Events:

     On March 27, 2003, we entered into an Agreement and Plan of Merger with PMC Capital. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and approved by the Board of Trust Managers of PMC Commercial and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions.

     During March 2003, we declared a $0.40 per share dividend to common shareholders of record on March 31, 2003, to be paid on April 14, 2003.

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Trust Managers of
PMC Commercial Trust:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2003, except for Note 18, as to which the date is March 27, 2003, appearing on page F-2 of the 2002 Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2003, except for Note 18,
   as to which the date is March 27, 2003

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002
(In thousands)

					Cost Capitalized			Gross Amounts at
					Subsequent			Which Carried at
		Initial Cost			To Acquisition			Close of Period (1)

			Building	Furniture		Building	Furniture		Building	Furniture
			and	and		and	and		and	and
Description of Property	Encumbrances	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Total

The following are all hotel properties operating as Amerihost Inns
Ashland, OH	$—	$215	$2,626	$185	$—	$5	$35	$215	$2,631	$220	$3,066
Coopersville ,MI	1,375	242	1,999	180	—	4	62	242	2,003	242	2,487
Eagles Landing, GA	—	325	1,815	180	—	4	10	325	1,819	190	2,334
Grand Rapids-N, MI	1,586	221	2,323	180	—	5	37	221	2,328	217	2,766
Grand Rapids-S, MI	1,517	368	2,173	183	—	4	49	368	2,177	232	2,777
Jackson, TN	—	403	1,936	183	—	4	30	403	1,940	213	2,556
LaGrange, GA	—	263	1,679	177	—	3	37	263	1,682	214	2,159
McKinney, TX	—	273	2,066	183	—	4	31	273	2,070	214	2,557
Monroe, MI	—	273	2,060	189	—	4	96	273	2,064	285	2,622
Mosinee, WI	1,116	140	1,416	159	—	3	46	140	1,419	205	1,764
Mt. Pleasant, IA	1,008	179	1,851	189	—	4	52	179	1,855	241	2,275
Port Huron, MI	—	263	2,076	183	—	4	28	263	2,080	211	2,554
Rochelle, IL	921	221	2,017	183	—	4	17	221	2,021	200	2,442
Smyrna, GA	—	290	1,749	180	—	4	30	290	1,753	210	2,253
Storm Lake, IA	1,383	220	1,716	183	—	3	12	220	1,719	195	2,134
Tupelo, MS	—	236	1,901	183	—	4	10	236	1,905	193	2,334
Wooster — E, OH	—	171	1,673	174	—	3	50	171	1,676	224	2,071
Wooster — N, OH	—	263	1,575	229	—	7	36	263	1,582	265	2,110
Macomb, IL	1,710	194	2,277	180	—	4	50	194	2,281	230	2,705
Sycamore, IL	1,666	250	2,220	180	—	4	44	250	2,224	224	2,698
Marysville, OH	1,397	300	2,712	237	—	6	36	300	2,718	273	3,291
Plainfield, IN	1,510	300	1,962	180	—	4	17	300	1,966	197	2,463

	$15,189	$5,610	$43,822	$4,080	$—	$91	$815	$5,610	$43,913	$4,895	$54,418

(1)	The aggregate cost of our real estate for Federal income tax purposes was $54,418,000. (unaudited)

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002
(In thousands)

Description of Property	Accumulated
	Depreciation –			Life upon
	Building and			Which
The following are all hotel	Improvements;			Depreciation
properties operating as	Furniture and	Date of	Date of	in Statement
Amerihost Inns	Fixtures	Construction	Acquisition	Is Computed

Ashland, OH	428	8/9/1996	6/30/1998	7 - 35 years
Coopersville ,MI	362	1/9/1996	6/30/1998	7 - 35 years
Eagles Landing, GA	337	8/8/1995	6/30/1998	7 - 35 years
Grand Rapids-N, MI	389	7/5/1995	6/30/1998	7 - 35 years
Grand Rapids-S, MI	378	6/11/1997	6/30/1998	7 - 35 years
Jackson, TN	354	4/1/1998	6/30/1998	7 - 35 years
LaGrange, GA	282	3/1/1995	6/30/1998	7 - 35 years
McKinney, TX	361	1/6/1997	6/30/1998	7 - 35 years
Monroe, MI	387	9/19/1997	6/30/1998	7 - 35 years
Mosinee, WI	287	4/30/1993	6/30/1998	7 - 35 years
Mt. Pleasant, IA	352	7/2/1997	6/30/1998	7 - 35 years
Port Huron, MI	368	7/1/1997	6/30/1998	7 - 35 years
Rochelle, IL	357	3/7/1997	6/30/1998	7 - 35 years
Smyrna, GA	330	1/8/1996	6/30/1998	7 - 35 years
Storm Lake, IA	328	3/13/1997	6/30/1998	7 - 35 years
Tupelo, MS	346	7/25/1997	6/30/1998	7 - 35 years
Wooster — E, OH	320	1/18/1994	6/30/1998	7 - 35 years
Wooster — N, OH	320	10/21/1995	6/30/1998	7 - 35 years
Macomb, IL	325	5/1/1995	3/23/1999	7 - 35 years
Sycamore, IL	318	5/31/1996	3/23/1999	7 - 35 years
Marysville, OH	395	6/1/1990	3/5/1999	7 - 35 years
Plainfield, IN	288	9/1/1992	3/5/1999	7 - 35 years

	$7,613

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002
(In thousands)

Gross amount carried:

		Totals

Balance at December 31, 1999		$73,872

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	—

Other (describe)	—	$—

Deductions during period:
Cost of real estate sold	$(2,931)

Other (describe)	—	$(2,931)

Balance at December 31, 2000		$70,941

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	490

Other (describe)	—	$490

Deductions during period:
Cost of real estate sold	$(12,436)

Other (describe)	—	$(12,436)

Balance at December 31, 2001		$58,995

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	388

Other (describe)	—	$388

Deductions during period:
Cost of real estate sold	$(4,965)

Real estate held for sale	(2,159)	$(7,124)

Balance at December 31, 2002		$52,259

Accumulated Depreciation:

Balance at December 31, 1999	$3,189

Additions during period:
Depreciation expense during the period	2,250
Deductions during period:
Assets sold or written-off during the period	(172)

Balance at December 31, 2000	$5,267

Additions during period:
Depreciation expense during the period	2,101
Deductions during period:
Assets sold or written-off during the period	(1,091)

Balance at December 31, 2001	$6,277

Additions during period:
Depreciation expense during the period	1,903
Deductions during period:
Real estate held for sale	(282)
Assets sold or written-off during the period	(567)

Balance at December 31, 2002	$7,331

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002
(In thousands, except footnotes)

											Principal Amount
											of Loans Subject
				Interest Rate		Final	Periodic		Face	Carrying	to Delinquent
Description of						Maturity	Payment	Prior	Amount of	Amount of	Principal
Property				Variable	Fixed	Date	Terms	Liens	Mortgages (1)	Mortgages	or Interest

99.7% of our mortgages are commercial first mortgages on limited service hospitality properties
Mortgages 3% or greater:
Lubbock, TX				5.53%		11/26/2022	(2)	$—	$3,850	$3,821	$—
Hesperia, CA				5.53%		11/1/2022	(2)	—	3,595	3,604	—
Trussville, AL				5.63%		3/1/2022	(3)	—	2,445	2,430	—
Midland, TX				5.13%		9/10/2021	(4)	—	2,361	2,346	—
Stroudsburg, PA					10.80%	9/1/2017	(5)	—	2,263	2,240	—
States 3% or greater:

		Size of Loans
	Number	(In thousands)
	of
	Loans	From	To

Texas	4	$200	$1,000		10.50% to 11.16%	2/01/04--12/02/17		—	2,720	2,694	—
	7	$1,100	$1,800	5.38% to 5.63%	10.63% to 10.99%	12/31/02--6/25/22		—	10,328	9,928 (6)	—
Maryland	1	(7)	(7)		10.25%	2/20/17		—	775	775	—
	3	$1,200	$1,800		9.60% to 10.40%	4/23/05--4/07/18		—	4,817	4,758	—
Arizona	1	(7)	(7)	5.63%		1/20/23		—	694	703	—
	3	$1,100	$1,600	5.38% to 5.63%	9.50%	9/06/04--1/11/22		—	4,107	4,087	—
North Carolina	3	$1,200	$1,700	4.88% to 5.63%		12/17/21--9/12/22		—	4,523	4,496	—
New York	3	$50	$900	5.38%	11.00%	12/01/03--9/05/22		—	1,500	1,497	—
	2	$1,000	$1,600	5.38%		3/19/17--9/05/22		—	2,744	2,715	—
Ohio	1	(7)	(7)		11.37%	8/12/04		—	192	191	—
	3	$1,100	$1,500	5.13%	9.00% to 11.37%	8/12/04--11/22/22		—	3,863	3,844	—
Missouri	2	$1,200	$2,100	5.38%	10.75%	8/23/06--5/16/22		—	3,181	3,169	—
Florida	1	(7)	(7)		10.25%	4/30/06		—	589	584	—
	1	(7)	(7)	5.38%		12/20/22		—	2,000	1,995	—
Mississippi	2	$1,000	$1,300		9.25% to 10.75%	10/02/06--4/14/18		—	2,307	2,292	—
Other	5	$200	$1,000		10.75% to 10.90%	6/28/03--7/31/12		—	2,904	2,882	—
	7	$1,200	$2,100	5.25% to 5.88%	9.60% to 10.90%	9/11/06--8/01/22		—	11,057	10,940	—

								$—	$72,816	$71,992	$—

Footnotes:

(1)	The aggregate cost of our mortgages for Federal income tax purposes was $72,816,000. (unaudited)

(2)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment charge for first five years is 5% of the principal prepaid. Prepayment charge for the second five years is 3% of the principal prepaid. Thereafter, no prepayment charge.

(3)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment is prohibited until March 1, 2007; thereafter prepayment charge is based on a Yield Maintenance Premium.

(4)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment is prohibited until September 30, 2003; from then until September 30, 2011; penalty is sixty days of interest; from September 30, 2011 until maturity, no prepayment charge.

(5)	Payments are equal until September 1, 2007. At that date, interest rate may be changed at our discretion. Prepayment charge is based on a Yield Maintenance Premium.

(6)	Includes an impaired loan with a face amount of $1,756,000 and a valuation reserve of $365,000. This reserve was established based on the value of the collateral securing the loan receivable.

(7)	Range not presented as represents only one loan.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002
(In thousands)

		Totals

Balance at December 31, 1999		$115,265

Additions during period:
New mortgage loans	$22,508

Other — amortization of commitment fees	1,035	23,543

Deductions during period:
Collections of principal	$(16,108)

Foreclosures	(1,181)

Cost of mortgages sold	(55,675)

Amortization of premium	—

Loan loss reserve	—

Other — commitment fees collected, net	(199)	$(73,163)

Balance at December 31, 2000		$65,645

Additions during period:
New mortgage loans	$51,683

Other — amortization of commitment fees	427	52,110

Deductions during period:
Collections of principal	$(5,935)

Foreclosures	—

Cost of mortgages sold	(32,662)

Amortization of premium	—

Loan loss reserve	(200)

Other — commitment fees collected, net	(473)	$(39,270)

Balance at December 31, 2001		$78,485

Additions during period:
New mortgage loans	$32,776

Other — amortization of commitment fees	220	32,996

Deductions during period:
Collections of principal	$(12,268)

Foreclosures	—

Cost of mortgages sold	(27,286)

Amortization of premium	—

Loan loss reserve	(65)

Other — commitment fees collected, net	(175)	$(39,794)

Balance at December 31, 2002		$71,687

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (previously filed with the Commission as Exhibit 2.2 to the Registrant’s Form 8-K dated June 5, 1998 and incorporated herein by reference).

*2.2	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003.

*2.3	Form of Voting Agreement pursuant to Agreement and Plan of Merger — PMC Commercial Trust — dated March 27, 2003.

*2.4	Form of Voting Agreement pursuant to Agreement and Plan of Merger — PMC Capital, Inc. — dated March 27, 2003.

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).

3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.2	1993 Employee Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.3	1993 Trust Manager Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.6	Revolving Credit Facility (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.7	Third Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated

as of March 15, 1998 (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.8	Fourth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of June 30, 1998 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998).

10.9	Fifth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 30, 1998 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998).

10.10	Sixth Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan Dated as of November 29, 1999 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1999).

10.11	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on March 13, 2001).

10.12	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on March 13, 2001).

10.13	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.14	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.15	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference to Exhibit 2.3 from Registrant’s form 8-K filed on March 13, 2001).

10.17	First Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, N.A. dated June 5, 2000 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2001).

10.18	Second Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, N.A. dated July 11, 2000 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2001).

10.19	Third Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, N.A. dated September 30, 2002 (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.20	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on April 19, 2002).

10.21	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on April 19, 2002).

*10.22	Fourth Amendment to Credit Agreement between PMC Commercial Trust and Bank One, Texas, N.A. dated March 11, 2003.

*10.23	Investment Management Agreement between PMC Commercial Trust and PMC Advisers, Ltd. dated July 1, 2002.

*10.24	Form of Distribution and Indemnification Agreement

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*99.1	Officer Certification — Chief Executive Officer

*99.2	Officer Certification — Chief Financial Officer

*	Filed herewith.