Form 10-K/A
period 2002-12-31
PMC COMMERCIAL TRUST /TX
filed 2003-04-30
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to .

Commission File Number: 1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6446078 (I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252 (Address of principal executive offices)	(972) 349-3200 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Common Shares of beneficial interest, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

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

As of March 31, 2003, Registrant had outstanding 6,446,291 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

None

(i)

PART III

     Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of PMC Commercial Trust (the “Company”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, are hereby amended and restated in their entirety as follows.

Item 10. Trust Managers and Executive Officers of the Registrant

Trust Managers of the Company

Name	Age	Principal Occupation	Trust Manager Since

Nathan G. Cohen	57	Mr. Cohen has been President of Consultants Unlimited, a management and financial consulting firm, since August 2001. Prior thereto, he was the Controller of Atco Rubber Products, Inc. from November 1984 to 2001.	May 1994

Martha R. Greenberg	51	Dr. Greenberg has practiced optometry for 29 years in Russellville, Alabama and currently serves on the Board of Trustees of Southern College of Optometry. Dr. Greenberg has been a director of PMC Capital, Inc., an affiliate of the Company (“PMC Capital”), since 1984. Dr. Greenberg is not related to Mr. Roy H. Greenberg, but is the sister of Mr. Lance B. Rosemore and Dr. Andrew S. Rosemore.	May 1996

Roy H. Greenberg	45	Mr. Greenberg has been the President of Whitehall Real Estate, Inc., a real estate management firm, since December 1989. Prior thereto, he was Vice President of GHR Realty Holding Group, Inc., a real estate management company, from June 1985 to December 1989.	September 1993

Irving Munn	54	Mr. Munn is a financial advisor and has been the President of Munn & Morris Financial Advisors, Inc. since July 1999. He has been a registered representative with Raymond James Financial Services since 1997. As a certified public accountant, he was a principal of Kaufman, Munn and Associates, P.C., a public accounting firm, since 1990 and President from 1993 to November 2000. He has also practiced as a sole proprietor since that time.	September 1993

Andrew S. Rosemore	56	Dr. Rosemore has been Chairman of the Board of Trust Managers since January 1994 and has been Executive Vice President, Chief Operating Officer and Treasurer of the Company since June 1993. He has also been the Chief Operating Officer of PMC Capital since May 1992 and Executive Vice President of PMC Capital since 1990. From 1988 to May 1990, Dr. Rosemore was Vice President of PMC Capital and from 1989 to August 1999 was a director of PMC Capital.	June 1993

Name	Age	Principal Occupation	Trust Manager Since

Lance B. Rosemore	54	Mr. Rosemore has been President, Chief Executive Officer and Secretary of the Company since June 1993. He has also been Chief Executive Officer of PMC Capital since May 1992 and President of PMC Capital since 1990. From 1990 to May 1992, Mr. Rosemore was Chief Operating Officer of PMC Capital. Mr. Rosemore has been Secretary of PMC Capital since 1983 and employed by that company since 1979. Mr. Rosemore has been a director of PMC Capital since 1983.	June 1993

Ira Silver	58	Dr. Silver is currently a Visiting Professor of Economics and Finance at The University of Dallas. Formerly, he was Assistant Director of Planning and Analysis and Chief Economist at JCPenney where he spent 22 years. Dr. Silver was a director of PMC Capital from 1992 through 1994. Dr. Silver holds a Ph.D. in Economics from the City University of New York.	May 1996

Executive Officers of the Company

     The following table sets forth the names and ages of the executive officers of the Company, all positions held with the Company by each individual and a description of the business experience of each individual for at least the past five years.

Name	Age	Title

Andrew S. Rosemore	56	Chairman of the Board, Executive Vice President, Chief Operating Officer and Treasurer
Lance B. Rosemore	54	President, Chief Executive Officer and Secretary
Jan F. Salit	52	Executive Vice President, Chief Investment Officer and Assistant Secretary
Barry N. Berlin	42	Chief Financial Officer
Mary J. Brownmiller	48	Senior Vice President
Cheryl T. Murray	36	General Counsel

     For a description of the business experience of Dr. Andrew S. Rosemore and Mr. Lance B. Rosemore, see “Trust Managers of the Company” above.

     Mr. Salit has been Executive Vice President of the Company since June 1993, and Chief Investment Officer and Assistant Secretary since January 1994. He has also been Executive Vice President of PMC Capital since May 1993 and Chief Investment Officer and Assistant Secretary of PMC Capital since March 1994. From 1979 to 1992, Mr. Salit was employed by Glenfed Financial Corporation and its predecessor company Armco Financial Corporation, a commercial finance company, holding various positions including Executive Vice President and Chief Financial Officer.

     Mr. Berlin has been Chief Financial Officer of the Company since June 1993. Mr. Berlin has also been Chief Financial Officer of PMC Capital since November 1992. From August 1986 to November 1992, he was an audit manager with Imber and Company, Certified Public Accountants. Mr. Berlin is a certified public accountant.

     Ms. Brownmiller has been Senior Vice President of the Company since June 1993. Ms. Brownmiller has also been Senior Vice President of PMC Capital since 1992 and Vice President of PMC Capital since November 1989. From 1987 to 1989, she was Vice President for Independence Mortgage, Inc., a Small Business Administration (“SBA”) lender. From 1976 to 1987, Ms. Brownmiller was employed by the SBA, holding various positions including senior loan officer. Ms. Brownmiller is a certified public accountant.

     Ms. Murray has been General Counsel of the Company since March 1994. Ms. Murray has also been General Counsel of PMC Capital since March 1994. From 1992 to 1994 she was associated with the law firm of Johnson & Gibbs, P.C. and practiced in the financial services department. Ms. Murray earned her law degree from Northwestern University School of Law.

Item 11. Executive Compensation

Compensation of Trust Managers

     During 2002, the non-employee members of the Board of Trust Managers received a retainer of $3,750 and a fee for attending meetings of the Board of Trust Managers and Audit Committee. The board members are also provided an annual retainer of $5,000, payable quarterly. The non-employee trust managers will be reimbursed by the Company for their expenses related to attending board or committee meetings. For the year ended December 31, 2002, Dr. Silver received $14,500, Mr. Cohen received $14,000 and Mr. Munn received $12,250, Mr. Greenberg received $9,750 and Dr. Greenberg received $7,250 for services rendered as trust managers.

     The Company’s 1993 Trust Managers Share Option Plan, as amended (the “Trust Managers Plan”), automatically grants options to purchase 2,000 common shares of beneficial interest (the “Common Shares”) to each non-employee trust manager on the first business day of June after such trust manager takes office and additional options to purchase 1,000 Common Shares are granted on the first business day of June thereafter so long as such trust manager is re-elected to serve as a trust manager. Such options are priced at the fair market value of the Common Shares (the closing price) on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) thirty (30) days after the option holder no longer holds office as a trust manager for any reason and (ii) five (5) years after the date of grant. In 2002, each of Messrs. Cohen, Greenberg and Munn and Drs. Greenberg and Silver was granted an option to acquire 1,000 Common Shares on June 3, 2002, at an exercise price of $14.90 per share.

Compensation Committee Interlocks and Insider Participation

     The Company has no Compensation Committee and no salaried employees.

Annual and Long-Term Compensation

     The Company’s direction and policies are established by its Board of Trust Managers and implemented by the President and Chief Executive Officer. To assist in such implementation, the Company has retained PMC Advisers, Ltd. and its subsidiary, PMC Asset Management, Inc. (together, the “Investment Manager”), both of which are subsidiaries of PMC Capital, Inc. (“PMC Capital”). The Investment Manager, under the supervision of the trust managers, identifies, evaluates, structures and closes the investments to be made by the Company, arrange debt financing for the Company, subject to the approval of the non-employee trust managers, and be responsible for monitoring the investments made by the Company. See “Certain Relationships and Related Transactions.” All of the officers of the Company are officers of the Investment Manager. Accordingly, executive officers of the Company are not paid directly by the Company for their services as officers of the Company. However, in accordance with the terms of the Company’s 1993 Employee Share Option Plan (the “Employee Plan”), each of the Company’s executive officers may be awarded options to purchase Common Shares. None of the executive officers of the Company (the “Executive Officers”) was paid any compensation by the Company for services to the Company during the fiscal year ended December 31, 2002.

Option Grants

     The following table sets forth information regarding stock options granted to each of the Executive Officers under the Employee Plan in the fiscal year ended December 31, 2002.

					Potential Realizable
					Value at
					Assumed Annual Rates
	Number of				of Share Price
	Securities	% of Total Options			Appreciation for
	Underlying Options	Granted to			Option Term
	Granted	Employees in Fiscal	Exercise Price
Name	(#)	Year	($/Share)	Final Exercise Date	(5%)	(10%)

Andrew S. Rosemore	7,500	15.1%	$13.13	12/10/07	$27,207	$60,120
Lance B. Rosemore	7,500	15.1%	13.13	12/10/07	27,207	60,120
Jan F. Salit	7,500	15.1%	13.13	12/10/07	27,207	60,120
Barry N. Berlin	7,500	15.1%	13.13	12/10/07	27,207	60,120
Mary J. Brownmiller	2,000	4.0%	13.13	12/10/07	7,255	16,032
Cheryl T. Murray	4,000	8.0%	13.13	12/10/07	14,510	32,064

Option Exercises and Year-End Option Values

     The following table sets forth, for each of the Executive Officers, information regarding exercise of stock options during the fiscal year ended December 31, 2002 and the value of unexercised stock options as of December 31, 2002. The closing price for the Common Shares, as reported by the American Stock Exchange, on December 31, 2002 (the last trading day of the fiscal year) was $12.45.

Number of Securities Underlying
	Shares		Unexercised	Value of Unexercised In-
	Acquired		Options at	the-Money Options at
	on	Value	December 31, 2002	December 31, 2002
	Exercise	Realized	(exercisable/unexercisable)	(exercisable/unexercisable)
Name	(#)	($)	(#)	($)

Andrew S. Rosemore	- -	- -	28,750 (e)/	$10,731 (e)/
			— (u)	— (u)
Lance B. Rosemore	- -	- -	28,750 (e)/	10,731 (e)/
			— (u)	— (u)
Jan F. Salit	- -	- -	28,250 (e)/	10,731 (e)/
			— (u)	— (u)
Barry N. Berlin	- -	- -	28,250 (e)/	10,731 (e)/
			— (u)	— (u)
Mary J. Brownmiller	- -	- -	9,276 (e)/	4,208 (e)/
			— (u)	— (u)
Cheryl T. Murray	- -	- -	16,750 (e)/	11,450 (e)/
			— (u)	— (u)

(u)	Options are not exercisable within 60 days of the date hereof.

(e)	Options are exercisable within 60 days of the date hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

Security Ownership of Certain Beneficial Owners

     As of March 31, 2003, the only shareholder known to the management of the Company to own beneficially more than 5% of the outstanding Common Shares was as follows:

	Amount and Nature
Name and Address	of Beneficial	Percent
of Beneficial Owner	Ownership	of Class

Peter B. Cannell & Co., Inc. 645 Madison Avenue New York, New York 10022	523,000 shares(1)	8.1%

(1) Based on a statement on Schedule 13G filed with the Securities and Exchange Commission on February 4, 2003. Peter B. Cannell & Co., Inc. (“Cannell”) is a registered investment adviser and the shares reported on the Schedule 13G are held in client discretionary investment advisory accounts. While Cannell may be deemed to be the beneficial owner of these shares under the rules of the Securities and Exchange Commission, Cannell disclaims any beneficial interest of all such Common Shares.

Security Ownership of Management

     The following table sets forth the number of outstanding Common Shares beneficially owned, directly or indirectly, by each trust manager, each Executive Officer and all trust managers and Executive Officers of the Company as a group, and the components of such beneficial ownership, at March 31, 2003. Each trust manager or Executive Officer has sole voting and investment power over the Common Shares indicated below as being beneficially owned by such person.

			Common	Percent of
	Common	Unexercised	Shares	Common Shares
	Shares	Options	Owned	Owned
	Owned	Exercisable	Beneficially	Beneficially

Andrew S. Rosemore(1)	214,375	28,750	243,125	3.8%
Lance B. Rosemore(2)	77,270	28,750	106,020	1.6%
Jan F. Salit	10,653	28,250	38,903	*
Barry N. Berlin(3)	9,382	28,250	37,632	*
Mary J. Brownmiller	1,474	9,276	10,750	*
Cheryl T. Murray	2,200	16,750	18,950	*
Nathan G. Cohen(4)	5,600	5,000	10,600	*
Martha Greenberg(5)	80,602	3,000	83,602	1.3%
Roy H. Greenberg	6,000	5,000	11,000	*
Irving Munn(6)	3,000	5,000	8,000	*
Ira Silver	3,000	3,000	6,000	*
Trust Managers and Executive Officers as a group (11 persons)	413,556	161,026	574,582	8.9%

*	Less than 1%.

(1)	Includes 153,140 shares held in his individual retirement accounts, 4,770 shares held in a trust of which Dr. Rosemore is the beneficiary, 23,475 shares held by a partnership of which Dr. Rosemore and his wife are general partners and 1,290 shares held in the name of his children.

(2)	Includes 3,671 shares held in the name of his minor children, 5,100 shares held in a trust of which Mr. Rosemore is the beneficiary, 537 shares held in an individual retirement account and 82 shares held in the name of his wife.

(3)	Includes 147 shares held in the name of his minor child.

(4)	Includes 1,500 shares held in the name of his wife.

(5)	Includes 3,000 shares held in an individual retirement account and 3,363 shares held in the name of her children. Does not include 300 shares held by her husband.

(6)	Includes 200 shares held in the name of his children.

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

Item 13. Certain Relationships and Related Transactions

     The Company’s investments are managed by the Investment Manager. Each of our executive officers are executive officers of both PMC Capital and the Investment Manager. Additionally, two of our trust managers are also directors of PMC Capital. The Investment Manager manages our assets through two separate investment management agreements, the first relates to our loans and the second relates to our real properties.

     During 2002, pursuant to the one of the investment management agreements we were charged fees between 0.40% and 1.55% annually, based upon the average principal outstanding of our loans. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our Common Shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. The other investment management agreement relates to our hotel properties and provides for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties. In addition, this agreement provides for a fee relating to any acquisition of properties of 0.75% of the acquisition cost, a fee of $10,000 upon the sale of each hotel property and an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter. We paid an aggregate of approximately $2.3 million in management fees under these agreements for the year ended December 31, 2002.

     PMC Capital is primarily engaged in the business of originating loans to small businesses under loan guarantee and funding programs sponsored by the SBA. We provide loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Capital. In order to further mitigate the potential for conflicts of interest, we have entered into a loan origination agreement (the “Loan Origination Agreement”) with PMC Capital and PMC Advisers. Pursuant to the Loan Original Agreement, all loans that meet our underwriting criteria are presented to us first for funding. If we do not have available uncommitted funds, origination opportunities presented to us may be originated by PMC Capital or its subsidiaries. Many of our existing and potential borrowers have other projects that are currently financed by PMC Capital.

Item 14. Controls and Procedures.

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

PART IV

Item 15 Exhibits

*99.1 Certification of Chief Executive Officer of PMC Commercial Trust pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of Chief Financial Officer of PMC Commercial Trust pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its report on Form 10-K to be signed on its behalf as the undersigned, thereunto authorized.

PMC COMMERCIAL TRUST

Dated: April 29, 2003	By:	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer

CERTIFICATION

I, Lance B. Rosemore, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of PMC Commercial Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 29, 2003	/s/ Lance B. Rosemore

Lance B. Rosemore
Chief Executive Officer

CERTIFICATION

I, Barry N. Berlin, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of PMC Commercial Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 29, 2003	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer