Form 10-Q
period 2003-03-31
PMC COMMERCIAL TRUST /TX
filed 2003-05-15
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

     (Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission File Number    1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

TEXAS	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ✓   NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ✓   NO

As of May 9, 2003, Registrant had outstanding 6,448,291 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	2
Consolidated Statements of Income - Three Months Ended March 31, 2003 and 2002	3
Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	33
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	34

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	ASSETS
Investments:
Loans receivable, net	$80,276	$71,992
Real estate investments, net	44,504	44,928
Real estate investment held for sale, net	1,877	1,877
Retained interests in transferred assets	23,805	23,532
Restricted investments	4,550	5,614
Asset acquired in liquidation held for sale	400	400
Cash equivalents	278	41

Total investments	155,690	148,384

Other assets:
Interest receivable	324	243
Deferred borrowing costs, net	252	268
Due from affiliates	135	362
Cash	93	8
Other assets, net	646	433

Total other assets	1,450	1,314

Total assets	$157,140	$149,698

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$39,895	$41,191
Revolving credit facility	16,150	7,300
Borrower advances	2,915	1,602
Dividends payable	2,579	2,707
Due to affiliates	568	584
Unearned commitment fees	378	447
Interest payable	256	255
Other liabilities	1,446	1,683

Total liabilities	64,187	55,769

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,579,141 shares issued at March 31, 2003 and December 31, 2002 and 6,446,291 shares outstanding at March 31, 2003 and December 31, 2002	66	66
Additional paid-in capital	94,707	94,707
Net unrealized appreciation of retained interests in transferred assets	3,574	3,783
Cumulative net income	79,860	78,048
Cumulative dividends	(83,969)	(81,390)

	94,238	95,214
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	92,953	93,929

Total liabilities and beneficiaries’ equity	$157,140	$149,698

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Three Months Ended March 31,

	2003	2002

Revenues:
Interest income	$1,447	$1,941
Lease income	1,432	1,417
Income from retained interests in transferred assets	702	667
Other income	28	203

Total revenues	3,609	4,228

Expenses:
Interest	822	983
Depreciation	470	457
Advisory and servicing fees to affiliate, net	449	449
General and administrative	90	44
Professional fees	21	15
Realized losses on retained interests in transferred assets	—	53
Provision for loan losses	—	65

Total expenses	1,852	2,066

Income from continuing operations	1,757	2,162

Discontinued operations:
Gain on sale of real estate investments	—	371
Net earnings	55	115

	55	486

Net income	$1,812	$2,648

Weighted average shares outstanding:
Basic	6,446	6,441

Diluted	6,454	6,453

Basic and diluted earnings per share:
Income from continuing operations	$0.27	$0.34
Discontinued operations	0.01	0.07

Net income	$0.28	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,

	2003	2002

Net income	$1,812	$2,648

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period	(77)	85
Less realized gains included in net income	(132)	(81)

	(209)	4

Comprehensive income	$1,603	$2,652

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,812	$2,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	470	518
Realized losses on retained interests in transferred assets	—	53
Gain on sale of assets	—	(371)
Accretion of income on retained interests in transferred assets, net	(482)	—
Accretion of commitment fees	(57)	(66)
Amortization of borrowing costs	16	7
Provision for loan losses	—	65
Loan fees collected, net	88	107
Other operating assets and liabilities	941	(1,125)

Net cash provided by operating activities	2,788	1,836

Cash flows from investing activities:
Loans funded	(9,009)	(6,346)
Principal collected	678	2,456
Proceeds from sale of property, net	—	2,416
Proceeds from retained interests in transferred assets	—	101
Investment in asset acquired in liquidation	—	(19)
Release of restricted investments, net	1,064	156
Purchase of furniture, fixtures and equipment	(46)	(33)

Net cash used in investing activities	(7,313)	(1,269)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	13
Proceeds from revolving line of credit, net	8,850	2,000
Payment of principal on notes payable	(1,296)	(445)
Payment of dividends	(2,707)	(2,577)

Net cash provided by (used in) financing activities	4,847	(1,009)

Net increase (decrease) in cash and cash equivalents	322	(442)
Cash and cash equivalents, beginning of year	49	557

Cash and cash equivalents, end of period	$371	$115

Supplemental disclosures:
Interest paid	$796	$948

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of March 31, 2003 and the consolidated statements of income, cash flows and comprehensive income for the three months ended March 31, 2003 and 2002 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2003 and our results of operations for the three months ended March 31, 2003 and 2002. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve the valuation of our retained interests in transferred assets and determining loan loss reserves on our loans receivable.

The results for the three months ended March 31, 2003 are not necessarily indicative of future financial results.

Note 2. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3. Consolidation:

The consolidated financial statements include the accounts of PMC Commercial Trust and its wholly-owned subsidiaries, including PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), a Delaware corporation formed in conjunction with our 1998 structured loan financing transaction. All material intercompany balances and transactions have been eliminated.

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

At March 31, 2003, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) of which we own approximately 66%, 40% and 38%, respectively. PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, owns the remaining interests in the Joint Ventures.

Note 4. Agreement of Plan and Merger:

On March 27, 2003, PMC Commercial Trust entered into an Agreement and Plan of Merger with PMC Capital. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and unanimously approved by the Board of Trust Managers (the “Board”) of PMC Commercial and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Stock-Based Compensation Plans:

At March 31, 2003, we have two stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans generally vest immediately.

We did not recognize any compensation expense during the three months ended March 31, 2003 since we did not grant any awards under the plan. Further, if we had followed SFAS No. 123 for all options granted, we would not have recorded any material compensation expense during the three months ended March 31, 2002.

Note 6. Recently Issued Accounting Pronouncements:

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

Note 7. Real Estate Investments:

As of March 31, 2003, our real estate investments consisted of 22 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement (the “Lease Agreement”).

At March 31, 2003, the annual base rent payment for the Hotel Properties was $5,455,000 plus 4% of gross room revenues.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our real estate investments consisted of the following:

	March 31, 2003		December 31, 2002

		Real		Real
	Real	Estate	Real	Estate
	Estate	Investment	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale

	(Dollars in thousands)
Land	$5,347	$263	$5,347	$263
Buildings and improvements	42,231	1,682	42,231	1,682
Furniture, fixtures and equipment	4,727	214	4,681	214

	52,305	2,159	52,259	2,159
Accumulated depreciation	(7,801)	(282)	(7,331)	(282)

	$44,504	$1,877	$44,928	$1,877

Number of Hotel Properties	21	1	21	1

The real estate investment held for sale is under contract for approximately $2.2 million pursuant to our Lease Agreement with Arlington and is expected to be completed in June 2003.

Note 8. Retained Interests:

In our structured loan sale transactions detailed below, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a substantial portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the relative fair value of the sum of (a) the cash received and (b) the present value of estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our structured loan sale transactions as of March 31, 2003 was as follows. Balances represent PMC Commercial’s share of the Joint Ventures.

	2000	2001	2002
	Joint Venture	Joint Venture	Joint Venture

	(Dollars in thousands)
Principal outstanding on sold loans	$49,607	$28,798	$26,696
Structured Notes balance outstanding	$44,210	$26,244	$24,006
Cash in the collection account	$553	$315	$252
Cash in the reserve account	$2,986	$1,733	$1,606
Weighted average interest rate on loans	9.64%	9.60%	9.19%
Discount rate assumptions (1)	6.7% to 11.4%	6.7% to 11.4%	7.1% to 11.8%
Constant prepayment rate assumption (2)	9.50%	9.50%	9.50%
Weighted average remaining life of loans (3)	3.92 years	4.94 years	5.09 years
Aggregate losses assumed (4)	2.57%	3.38%	3.39%
Aggregate principal losses to date	—%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 6.7% to 7.1% for our required overcollateralization, (ii) 8.4% to 8.8% for our reserve funds and (iii) 11.4% to 11.8% for our interest-only strip receivables.

(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.4% to 0.8%.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests consisted of the following:

	March 31, 2003

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,508	$3,241	$1,811	$11,560	$9,944
2001 Joint Venture	3,160	1,383	2,061	6,604	5,347
2002 Joint Venture	3,161	1,252	1,228	5,641	4,940

	$12,829	$5,876	$5,100	$23,805	$20,231

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
2000 Joint Venture	$6,549	$2,464	$2,062	$11,075	$9,312
2001 Joint Venture	3,168	1,391	2,106	6,665	5,373
2002 Joint Venture	3,180	1,261	1,351	5,792	5,064

	$12,897	$5,116	$5,519	$23,532	$19,749

The following sensitivity analysis of our Retained Interests as of March 31, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$22,092	($1,713)
Losses increase by 100 basis points per annum (1)	$20,434	($3,371)
Rate of prepayment increases by 5% per annum (2)	$23,047	($758)
Rate of prepayment increases by 10% per annum (2)	$22,532	($1,273)
Discount rates increase by 100 basis points	$22,786	($1,019)
Discount rates increase by 200 basis points	$21,834	($1,971)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position of the Joint Ventures at March 31, 2003 and December 31, 2002. We owned approximately 66% of the 2000 Joint Venture, 40% of the 2001 Joint Venture and 38% of the 2002 Joint Venture as of March 31, 2003. We owned approximately 66% of the 2000 Joint Venture, 39% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of December 31, 2002.

Summary of Financial Position (1):

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$70,105	$70,627	$72,915	$73,220	$67,976	$69,025

Assets Acquired in Liquidation, Net	$1,323	$1,411	$—	$—	$—	$—

Total Assets	$75,831	$76,434	$78,454	$81,302	$73,729	$74,322

Notes Payable	$62,121	$62,658	$66,558	$69,146	$61,700	$62,152

Total Liabilities	$62,310	$62,848	$66,734	$69,329	$61,872	$62,325

Partners’ Capital	$13,521	$13,586	$11,720	$11,973	$11,857	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

The following information summarizes the results of operations of the Joint Ventures.

Summary of Operations (1):

	Three Months Ended March 31,

					2002
					Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	2003	2002	2003	2002	2003 (2)

	(In thousands)
Interest Income	$1,663	$1,776	$1,764	$1,879	$1,604

Total Revenues	$1,684	$1,880	$1,775	$1,917	$1,646

Provision for (Reduction of) Losses	$45	$—	$(140)	$—	$—

Interest Expense	$1,135	$1,287	$1,067	$1,135	$1,032

Total Expenses	$1,239	$1,351	$986	$1,198	$1,089

Net Income	$445	$529	$789	$719	$557

(1)	Amounts represent 100% of the limited partnership interests in the Joint Ventures.

(2)	There were no operations prior to April 12, 2002 (inception).

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	March 31, 2003			December 31, 2002

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint	2002 Joint
	Venture	Venture	Venture	Venture	Venture	Venture

			(In thousands)
Loans Receivable, Net	$49,520	$28,798	$26,696	$49,844	$28,951	$26,825

Total Assets	$53,281	$30,944	$28,620	$53,707	$31,070	$28,838

Total Liabilities	$44,344	$26,313	$24,072	$44,707	$26,454	$24,202

Partners’ Capital	$8,937	$4,631	$4,548	$9,000	$4,616	$4,636

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture (1)	Venture	Venture

(In thousands)
Net Income	$409	$254	$201	$450	$259

(1)	There were no operations prior to April 12, 2002.

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the Joint Ventures. As a result, at March 31, 2003 and December 31, 2002 our consolidated balance sheets do not include the $112.8 million and $113.6 million of assets, respectively, and $94.7 million and $95.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $23.8 million and $23.5 million at March 31, 2003 and December 31, 2002, respectively, including unrealized appreciation of $3.6 million and $3.8 million, respectively.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on estimates of future cash flows (determined by our Board) and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was 11.9% and 15.1% during the three months ended March 31, 2003 and 2002, respectively.

PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us for the three months ended March 31, 2003 and 2002.

We received approximately $220,000 and $768,000 in cash distributions from the Joint Ventures during the three months ended March 31, 2003 and 2002, respectively. Our cash distributions were reduced during the three months ended March 31, 2003 due to the deferral of approximately $780,000 related to the 2000 Joint Venture (as described more fully in Note. 14 Commitments and Contingencies). Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Revolving Credit Facility:

We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended, provides us with credit availability up to $35 million. The facility will be reduced to $30 million upon the earlier of the completion of a structured loan sale transaction or June 30, 2003. At March 31, 2003 and December 31, 2002, we had $16.2 million and $7.3 million, respectively, outstanding under our revolving credit facility. The weighted average interest rate on our revolving credit facility at March 31, 2003 and December 31, 2002 was 3.2% and 3.1%, respectively. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. The facility matures in May 2004. At March 31, 2003, we were in compliance with all covenants of this facility.

Note 10. Beneficiaries’ Equity:

The weighted average number of common shares outstanding were 6,446,291 and 6,441,436 for the three months ended March 31, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 8,200 and 11,900 shares, respectively, during the three months ended March 31, 2003 and 2002.

Note 11. Dividends Paid and Declared:

On January 13, 2003, we paid a $0.40 per share quarterly dividend and a $0.02 special dividend to common shareholders of record on December 31, 2002. The Board declared a $0.40 per share quarterly dividend to common shareholders of record on March 31, 2003, which was paid on April 14, 2003.

Note 12. Taxable Income:

As a real estate investment trust (“REIT”), we generally will not be subject to corporate level Federal income tax on net income we currently distribute to shareholders. As such, no provision for Federal income taxes has been included in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property.

The following table reconciles net income available to common shareholders to taxable income available to common shareholders:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net income available to common shareholders	$1,812	$2,648
Add: Book depreciation and amortization	470	518
Less: Tax depreciation and amortization	(433)	(442)
Book/tax difference on Retained Interests, net	86	84
Other book/tax differences, net	73	90

Taxable income available to common shareholders	$2,008	$2,898

Distributions to common shareholders	$2,707	$2,577

Dividends per share of $0.40 were declared during each of the three months ended March 31, 2003 and 2002.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, the operations of our Hotel Property held for sale at March 31, 2003 have been reflected as discontinued operations in our accompanying consolidated statements of income and the prior period financial statements have been reclassified to reflect the operations of this property as discontinued operations for the three months ended March 31, 2002.

Discontinued operations of our Hotel Properties (one Hotel Property and three Hotel Properties during the three months ended March 31, 2003 and 2002, respectively) consisted of the following:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Lease income	$59	$188
Advisory fees	(4)	(12)
Depreciation	—	(61)

Net earnings	55	115
Gain on sale of real estate investments	—	371

Discontinued operations	$55	$486

Note 14. Commitments and Contingencies:

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At March 31, 2003, we had approximately $28.6 million of total loan commitments outstanding. All of these commitments were for variable-rate loans based on LIBOR at spreads over LIBOR ranging from 4.0% to 4.5%. The weighted average interest rate on our loan commitments at March 31, 2003 was 5.4%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, these commitments will be referred back to PMC Advisers.

Pursuant to the trust indenture for the 1998 Partnership, our structured loan financing which is not treated as a sale for financial reporting purposes, distributions of the net assets of the 1998 Partnership are limited and restricted. The required reserve amount ($1.8 million at March 31, 2003), included in restricted investments on our consolidated balance sheets, is calculated as follows: the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of March 31, 2003 and December 31, 2002, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more. In April 2003, our impaired loan was deemed to be a “charged-off” loan (in accordance with the transaction documents). At that time, the principal balance of the loan of $1.7 million was repaid to the noteholders from cash on hand in the reserve fund (i.e., our restricted cash and our structured notes payable were reduced). As a consequence, excess cash flows relating to this transaction will be deposited into the reserve fund until the reserve fund is equal to the reserve requirement. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital’s or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received,

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. As a result of the Credit Enhancement Provisions described below, PMC Commercial had a cash flow deferral and we recorded approximately $4,000 (since inception) in interest income. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At March 31, 2003, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $35.2 million and the discounted amount was $24.4 million which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of our obligations pursuant to the cross indemnification agreements at inception of the Joint Ventures and as of March 31, 2003 and December 31, 2002 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (contributed by PMC Capital), a Credit Enhancement Provision was triggered in November 2002. As a consequence, some of our cash flows relating to this transaction were deferred and utilized to fund the increased reserve requirements. Our cash flow deferral at March 31, 2003 was approximately $780,000. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 15. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (ii) the Property Division which owns the Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the three months ended March 31, 2003 and 2002 was as follows:

	For the Three Months Ended March 31,

	2003			2002

	Total	Lending Division	Property Division	Total	Lending Division	Property Division

	(In thousands)
Revenues:
Interest income — loans and other income	$1,475	$1,475	$—	$2,144	$2,144	$—
Lease income	1,432	—	1,432	1,417	—	1,417
Income from retained interests in transferred assets	702	702	—	667	667	—

Total	3,609	2,177	1,432	4,228	2,811	1,417

Expenses:
Interest (1)	822	451	371	983	655	328
Advisory and servicing fees to affiliate, net	449	360	89	449	360	89
Depreciation	470	—	470	457	—	457
Realized losses on retained interests in transferred assets	—	—	—	53	53	—
Provision for loan losses	—	—	—	65	65	—
Other	111	111	—	59	59	—

Total	1,852	922	930	2,066	1,192	874

Income from continuing operations	1,757	1,255	502	2,162	1,619	543

Discontinued Operations:
Gain on sale of real estate investments	—	—	—	371	—	371
Net earnings	55	—	55	115	—	115

	55	—	55	486	—	486

Net income	$1,812	$1,255	$557	$2,648	$1,619	$1,029

Additions to real estate investments	$46	$—	$46	$33	$—	$33

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Factors That May Affect Future Operating Results” included elsewhere in this Form 10-Q and the information contained under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2002. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     The following discussion of our financial condition at March 31, 2003 and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT DEVELOPMENTS

     On March 27, 2003, PMC Commercial Trust (“PMC Commercial”) entered into an Agreement and Plan of Merger with PMC Capital, Inc. (“PMC Capital”). Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and unanimously approved by the Board of Trust Managers of PMC Commercial (the “Board”) and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions.

BUSINESS

     PMC Commercial (and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our loans receivable are primarily to borrowers in the hospitality industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries. We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities.

     As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers” or the “Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital, our affiliate. We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production offices in Georgia and Arizona.

     As of March 31, 2003, our commitments to fund loans of approximately $28.6 million were greater than commitments outstanding of $20.4 million at March 31, 2002 but less than commitments outstanding of $40.9 million at December 31, 2002. Based on current market conditions, we anticipate that our loan origination volume will range from $20 million to $30 million during the remaining three quarters of 2003. However, there can be no assurance of the accuracy of this estimate.

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

CURRENT OPERATING OVERVIEW

     Due to geopolitical uncertainty and general economic conditions continuing throughout the first quarter of 2003, we have recently seen a slowdown in potential lending opportunities and some funding commitments have been terminated. As a result, our expected fundings during the remainder of 2003 may not meet our prior expectation. During the remaining three quarters of 2003, we anticipate loan originations will range from $20 million to $30 million. When fundings are reduced, our net interest income does not increase as it would have if these fundings were completed and may be reduced to the extent principal repayments exceed amounts funded or interest rates decline. In addition, the market for the type of asset-backed structured loan sale transactions we originate was inactive during the first quarter of 2003 as a result of uncertainties in the market place because of the war in Iraq and our fundings have been less than expected. Accordingly, we have not finalized the loan pool for our current structured loan sale transaction and, as a result, we anticipate that the structured loan sale transaction will be completed towards the end of the second quarter of 2003, unless other unforeseen delays are encountered. While this delay has no immediate impact upon us, to the extent it is not completed by early July 2003, we may need to further reduce our commitments to fund new loans and identify other sources of short-term capital. See “Factors That May Affect Future Operating Results – Asset-Backed Structured Loan Sale Transaction Market.”

     Since the majority of our loans receivable have variable rates of interest, the continuation of the low interest rate environment has had an impact on our net income. During late 2002 and early 2003, we expected that interest rates would gradually increase during 2003 and 2004. However, we now expect that interest rates will remain at current levels or possibly decrease during 2003. Based on the current composition of our portfolio and leverage, a 1% rise (decline) in interest rates would cause an increase (decrease) of approximately $340,000 in our net investment income. Interest rate increases (decreases) will generally cause valuation (decreases) increases in our retained interests in transferred assets (“Retained Interests”); however, these changes have no impact on our cash flow from operations, the cash available for distribution to our shareholders or the determination by the Board of the level of quarterly dividend distributions.

PORTFOLIO INFORMATION

Lending Activities

General

     During the three months ended March 31, 2003 and 2002, we originated $9.0 million and $6.3 million of loans, respectively. Principal collections on our loans receivable were $0.7 million and $2.5 million during the three months ended March 31, 2003 and 2002, respectively. During the year ended December 31, 2002, we originated $32.8 million of loans. At March 31, 2003, we had approximately $28.6 million of loan commitments outstanding. All of our current commitments are based on LIBOR. At March 31, 2003, all of our commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans. The spreads over LIBOR range from 4.0% to 4.5%. The weighted average interest rate on loan commitments at March 31, 2003 was 5.4%. See “Liquidity and Capital Resources.”

     We sold loans in structured loan sale transactions completed in April 2002, June 2001 and December 2000. Since the cash flows from these sold loans will impact our profitability and our cash available for dividend distributions, we provide information on both our loans receivable retained (the “Retained Portfolio”) and combined with the sold loans (the “Aggregate Portfolio”). Accordingly, at March 31, 2003, our Retained Portfolio does not include $105.1 million of aggregate principal balance remaining on the loans sold in these structured loan sale transactions. Our Aggregate Portfolio outstanding was $186.2 million at March 31, 2003. The weighted average contractual interest rate on our Aggregate Portfolio was 8.6% and 9.4% at March 31, 2003 and March 31, 2002, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the period ended

	March 31,	December 31,	March 31,
	2003	2002	2002

Weighted Average Interest Rate	7.2%	7.5%	9.3%
Annualized Average Yield (1)	7.6%	10.3%	10.0%

(1) In addition to interest income, the yield includes all fees earned and is reduced by the provision for loan losses.

     At March 31, 2003, approximately $50.5 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily upon LIBOR with a weighted average interest rate of approximately 5.3%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The LIBOR rate used in determining interest rates charged to our borrowers during the second quarter of 2003 (set on April 1, 2003) was 1.29%. In comparison, the LIBOR used in determining interest rates charged to our borrowers during the first quarter of 2003 (set on January 1, 2003) was 1.38%.

Problem Loans

     Senior management closely monitors our Problem Loans which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans on which the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established. Our Special Mention Loans are those loans receivable that are not complying with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     Historically, we have not had a significant amount of Impaired Loans, delinquent loans or charged-off loans. Our Problem Loans were as follows:

	March 31, 2003		December 31, 2002

	(Dollars in thousands)
	Amount	%	Amount	%

Impaired Loans:
Loans receivable	$1,748	2.2%	$1,756	2.4%
Sold loans of SPEs	—	—	—	—

	$1,748		$1,756

Special Mention Loans:
Loans receivable	$—	—	$—	—
Sold loans of SPEs	1,366	1.3%	1,362	1.3%

	$1,366		$1,362

     At March 31, 2003, we had reserves in the amount of $365,000 against loans receivable that we have determined to be Impaired Loans.

Retained Interests

     At March 31, 2003 and December 31, 2002, the estimated fair value of our Retained Interests was $23.8 million and $23.5 million, respectively. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) the contractually required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”).

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

     The net unrealized appreciation on our Retained Interests at March 31, 2003 and December 31, 2002 was $3.6 million and $3.8 million, respectively. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

Property Ownership

     Our hotel properties are operated by Arlington Hospitality, Inc. (“Arlington”) pursuant to a sale/leaseback agreement. The following table summarizes statistical data regarding our 22 hotel properties (1):

	Three Months Ended
	March 31,
			% Increase
	2003	2002	(Decrease)

Occupancy	50.42%	53.66%	(6.0%)
ADR (2)	$53.35	$53.95	(1.1%)
RevPAR (3)	$26.32	$28.44	(7.5%)
Revenue	$3,170,032	$3,428,593	(7.5%)
Rooms Rented	60,713	64,694	(6.2%)
Rooms Available	120,423	120,552	(0.1%)

(1)	Arlington has provided all data (only includes properties owned as of March 31, 2003).
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the hotel properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     A summary of financial information for the lessee of our properties, Arlington, which has been derived from Arlington’s public filings as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 is as follows:

ARLINGTON HOSPITALITY, INC.

	March 31,	December 31,
	2003	2002

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$99,251	$103,903
Cash and short-term investments	4,346	3,970
Total assets	115,831	119,934
Total liabilities	99,817	102,564
Shareholders’ equity	16,014	17,370

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$19,158	$17,938
Operating loss	(1,258)	(450)
Net loss	(1,483)	(758)

     Arlington is a public entity that files periodic reports with the SEC. Additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Overview

     Net income decreased by $836,000 (32%), to $1,812,000 during the three months ended March 31, 2003 from $2,648,000 during the three months ended March 31, 2002. Our basic earnings per share decreased $0.13 (32%), to $0.28 per share during the three months ended March 31, 2003 from $0.41 per share during the three months ended March 31, 2002. The decrease in net income is primarily due to:

•	decreased interest income of $494,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed-rate loans;
•	a gain on sale of our real estate investments of $371,000 as a result of the sale of a hotel property during the three months ended March 31, 2002 while no properties were sold during the three months ended March 31, 2003; and,
•	decreased other income of $175,000 due to decreased prepayment fees received.

     Partially offsetting these decreases in net income was decreased interest expense of $161,000 due primarily to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income decreased by $494,000 (25%), to $1,447,000 during the three months ended March 31, 2003 from $1,941,000 during the three months ended March 31, 2002. The decrease was primarily attributable to (i) a decrease in our weighted average loans receivable outstanding of $4.4 million (5%), to $77.1 million during the three months ended March 31, 2003 from $81.5 million during the three months ended March 31, 2002 due primarily to our April 2002 structured loan sale transaction and (ii) a decrease in our weighted average interest rate from 9.3% at March 31, 2002 to 7.2% at March 31, 2003, primarily resulting from lower variable interest rates, increased variable rate lending and the sale of the majority of our fixed-rate loans receivable in our April 2002 structured loan sale transaction. Our effective LIBOR decreased by 48 basis points from the three months ended March 31, 2002 to the three months ended March 31, 2003.

     Lease income increased by $15,000 (1%), to $1,432,000 during the three months ended March 31, 2003 from $1,417,000 during the three months ended March 31, 2002. Effective January 1, 2003, base rent increased by 2% based on the consumer price index.

     Income from Retained Interests increased $35,000 (5%), to $702,000 during the three months ended March 31, 2003 compared to $667,000 during the three months ended March 31, 2002. The income from our Retained Interests is comprised of the yield on our Retained Interests. The yield on our Retained Interests declined to 11.9% during the three months ended March 31, 2003 from 15.1% during the three months ended March 31, 2002 while the weighted average balance of our Retained Interests increased due to the completion of our April 2002 structured loan sale transaction.

     Other income decreased $175,000 (86%), to $28,000 during the three months ended March 31, 2003 compared to $203,000 during the three months ended March 31, 2002 due to decreased prepayment fees.

Interest Expense

     Interest expense decreased by $161,000 (16%), to $822,000 during the three months ended March 31, 2003 from $983,000 during the three months ended March 31, 2002. The decrease was primarily attributable to (i) a decrease in the weighted average interest rate on our revolving credit facility to 3.2% during the three months ended March 31, 2003 from 3.8% during the three months ended March 31, 2002 (our weighted average borrowings outstanding under the revolving credit facility increased to $12.5 million during the three months ended March 31, 2003 compared to $11.8 million during the three months ended March 31, 2002) and (ii) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($24.8 million outstanding at March 31, 2003 compared to $33.4 million outstanding at March 31, 2002).

     Interest expense consisted of the following:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Structured Notes	$408	$537
Mortgages on Hotel Properties	293	297
Revolving credit facility	114	146
Other	7	3

	$822	$983

Other Expenses

     Fees associated with the investment management agreements consisted of the following:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Lease supervision fee	$93	$101
Investment management fee	476	467

Total fees incurred	569	568
Less:
Management fees included in discontinued operations	(4)	(12)
Fees incurred by the SPEs	(80)	(80)
Fees capitalized as cost of originating loans	(36)	(27)

Advisory and servicing fees to affiliate, net	$449	$449

     Realized losses on retained interests in transferred assets were $53,000 for the three months ended March 31, 2002 which was the result of a reduction in expected future cash flows resulting from prepayments. There were no realized losses on our Retained Interests during the three months ended March 31, 2003.

     Our provision for loan losses was $65,000 during the three months ended March 31, 2002. We had no provision for loan losses during the three months ended March 31, 2003. We had no provision for loan losses during the twelve-month period ended March 31, 2003. During the twelve-month period ended March 31, 2002, our provision for loan losses was 0.26% (26 basis points) of our weighted average outstanding loans receivable.

Discontinued operations

     Gain on sale of real estate investments was $371,000 during the three months ended March 31, 2002 due to the sale of a hotel property for $2.5 million. No properties were sold during the three months ended March 31, 2003.

     Our profit from discontinued operations decreased by $60,000 (52%), to a net profit of $55,000 during the three months ended March 31, 2003 from a net profit of $115,000 during the three months ended March 31, 2002. In accordance with SFAS No. 144, results of operations from the hotel property held for sale at March 31, 2003 is included in discontinued operations for the three months ended March 31, 2003 and 2002. In addition, results of operations for the two properties sold during 2002 are included in discontinued operations for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated $2,788,000 and $1,836,000 from operating activities during the three months ended March 31, 2003 and 2002, respectively. The primary source of funds from operating activities is our net income. This increase in source of funds of $952,000 primarily relates to the change in our other operating assets and liabilities of $2,066,000 offset by a decrease in our net income of $836,000.

     Our investing activities reflect a net use of funds of $7,313,000 and $1,269,000 during the three months ended March 31, 2003 and 2002, respectively. The $6,044,000 increase in net cash flows used during the three months ended March 31, 2003 primarily resulted from an increase in loans funded less principal collected of $4,441,000. In addition, we did not sell any hotel properties during the first quarter of 2003 while we received net proceeds from the sale of a hotel property of $2,416,000 during the first quarter of 2002. Partially offsetting these increases in cash used was an increase in cash provided by our restricted investments of $908,000 related to our 1998 structured loan transaction.

     Our financing activities reflect a net source of funds of $4,847,000 and a net use of funds of $1,009,000 during the three months ended March 31, 2003 and 2002, respectively. The increase in funds from financing activities of $5,856,000 was primarily due to an increase in proceeds from our revolving credit facility of $6,850,000 partially offset by an increase in principal payments on our notes payable of $851,000.

Sources and Uses of Funds

Overview

     At March 31, 2003, we had $0.4 million of cash and cash equivalents and availability of $16.9 million under our revolving credit facility with a current borrowing base (the maximum amount that we can have outstanding at any time based on our eligible loans receivable) of $33.1 million. Our outstanding commitments to fund loans were $28.6 million at March 31, 2003.

     During the remaining three quarters of 2003, we anticipate loan originations will range from $20 million to $30 million, which we expect to be funded through (i) advances under our revolving credit facility, (ii) a structured loan sale transaction and (iii) sales of our hotel properties. We are currently in the process of co-securitizing a pool of loans with PMC Capital and expect the transaction to be completed late in the second quarter of 2003, unless other unforeseen delays are encountered.

Sources of Funds

     General

     We expect that the sources of funds described below should be adequate to meet our existing obligations. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels and we may have to refer commitments back to PMC Advisers.

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	Structured loan sales;
•	Borrowings under our short-term collateralized revolving credit facility;
•	Borrowings collateralized by our hotel properties; and/or
•	The sale of hotel properties.

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

     We believe that as a result of the current low interest rate environment (the prime rate, LIBOR and the yield on treasury notes decreased substantially during 2001 and 2002), we may experience prepayment activity (particularly in relation to our fixed-rate loans receivable) in 2003 which may also provide us with an additional source of funds. The majority of the prepayment fees on our fixed-rate loans receivables are based on a yield maintenance premium which provides for greater fees as interest rates decrease. However, certain loans receivable have prepayment prohibitions of up to five years.

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $24.0 million, $29.5 million and $49.2 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. It is anticipated that our primary source of working capital during 2003 will again be a structured loan sale transaction. We are presently in the process of co-securitizing with PMC Capital approximately $46 million of our variable-rate loans receivable. Completion of this structured loan sale transaction is expected to be late in the second quarter of 2003, unless other unforeseen delays are encountered. Changes in market conditions may have an impact on the completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to delay or postpone a transaction, there can be no assurance of a successful outcome. See “Factors That May Affect Future Operating Results – Asset-Backed Structured Loan Sale Transaction Market.”

     The timing of a structured loan sale transaction has significant impact on our financial condition and results of operations. Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan receivable originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     Debt

     For our short-term working capital needs, at March 31, 2003, we had a $35 million revolving credit facility (the “Revolver”) which provides funds to originate loans. The Revolver will be reduced to $30 million upon the earlier of the completion of a structured loan sale transaction or June 30, 2003. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each loan receivable is the lesser of (a) 60% of the value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At March 31, 2003, based on our eligible loans receivable, our Borrowing Base was $33.1 million. To the extent these borrowings are reinvested in eligible loans receivable, our Borrowing Base will increase (based on the calculation above) and based on anticipated future lending activities, we anticipate that we would be able to fully access our revolving credit facility. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90-day LIBOR. As of March 31, 2003, we had $16.2 million outstanding under this facility with a weighted average interest rate of 3.2%. The facility matures in May 2004.

     With regard to our hotel properties, we continue to pursue financings secured by mortgages on individual properties owned by us. As of March 31, 2003, we had eleven financings secured by mortgages on our hotel properties for an aggregate remaining outstanding principal balance of $15.1 million at a weighted average interest rate of 7.2%. The related notes have interest rates ranging from 5.4% to 8.5% and maturities ranging from June 2004 to August 2019.

     Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

Uses of Funds

     General

     The primary use of our funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds for payment of dividends to shareholders, management and advisory fees (in lieu of salaries and other administrative overhead), general corporate overhead, and interest and principal payments on borrowed funds. As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code of 1986, as amended. As a result, those earnings will not be available to fund future investments. See “Dividends.”

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

     Loan Originations

     At March 31, 2003, our commitments to originate loans were approximately $28.6 million. We anticipate that our loan origination volume (which averaged approximately $8.2 million per quarter in 2002) will range from $6 million to $10 million per quarter during the remaining three quarters of 2003.

Impact of Inflation

     To the extent we originate fixed-rate loans while we borrow funds at variable rates, we would have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are primarily originating variable-rate loans and $16.2 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and loan losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

     Operators of hotels, including Arlington, can be impacted by inflation. To the extent costs of operations rise while the economy prevents a matching rise in room and other amenity rates, Arlington’s results of operations can be negatively impacted and our lease income could be affected.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at March 31, 2003 are summarized as follows:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable (1)	$39,895	$4,744	$14,093	$10,487	$10,571
Revolving credit facility (2)	16,150	—	16,150	—	—

Total contractual cash obligations	$56,045	$4,744	$30,243	$10,487	$10,571

(1)	Maturities of our 1998 structured notes payable ($24.8 million at March 31, 2003) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and loan losses.

(2)	Our Borrowing Base on our revolving credit facility at March 31, 2003 was $33.1 million.

     Our commitments at March 31, 2003 are summarized as follows:

	Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	28,554	28,554	—	—	—

Total commitments	$28,554	$28,554	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Capital related to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at March 31, 2003 of $35.2 million. We have valued our obligations pursuant to these cross indemnification agreements at zero.

(2)	Represents our loan commitments outstanding.

     See Note 14 to the accompanying consolidated financial statements for a discussion of commitments and contingencies.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Asset-Backed Structured Loan Sale Transaction Market: The following occurrences could impair our ability, or alter our decision, to complete a structured loan sale transaction. These events include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities;
•	Deterioration in the performance of either our loans receivable or the loans receivable of PMC Capital may deter potential investors from purchasing our asset-backed securities;
•	Deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and

•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transaction.

     In the event a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our revolving credit facility, enter into new debt agreements or cease originating new loans until a structured loan sale transaction is complete. In addition, we may choose to sell the loans receivable on unfavorable terms including:

•	Increased interest rate spreads required by investors;
•	Increased cash reserve requirements; or
•	Increased subordinated portions of loans receivable.

     Loan Origination Trend: We primarily originate variable-rate loans pursuant to our variable-rate loan product based on LIBOR which presently provides a lower cost variable interest rate alternative to our borrowers than our fixed-rate loan products. As a result of recent economic uncertainty, including the impact of war, fewer hospitality properties were being marketed to be sold or refinanced; therefore, fewer property sales were requiring financing. During 2002, there was a positive trend in loan origination activities and our commitments were increasing. Our commitments at March 31, 2003 were less than commitments at December 31, 2002 and we experienced a reduction in opportunities commencing just prior to the initiation of war. In addition, several commitments outstanding were cancelled. We expect that our commitments will continue to decrease until the market for limited service hospitality properties improves.

     Dependency on Third Party Management of our Hotel Properties: As a REIT, we cannot operate our hotel properties. As a result, we are dependent upon Arlington to operate and manage our hotel properties. The operating results of our hotel properties are subject to a variety of risks which could affect their ability to generate sufficient cash flow to support the payment obligations under the master lease agreement. In the event Arlington defaults on the master lease agreement, there can be no assurance that we would be able to find a new operator for our hotel properties, negotiate to receive the same amount of lease income or that we would be able to collect on Arlington’s guarantee. In addition, in the event Arlington defaults, we may incur costs, including holding costs, legal fees and costs to re-franchise the properties.

     Hospitality Industry Factors: There have been reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve lowered interest rates during 2001 and 2002 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into early 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. Political uncertainties, including the impact of war, impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Information regarding recently issued accounting pronouncements is included in Note 6 to the accompanying consolidated financial statements.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which imposes a wide variety of regulatory requirements on publicly-held companies. These requirements include, but are not limited to:

•	our chief executive officer and chief financial officer are required to certify that periodic financial statements filed with the SEC present fairly the operations and financial condition of the Company;
•	prohibits us from making loans to our corporate executives;
•	establishes a reporting obligation with respect to disclosure controls and procedures requiring our chief executive officer and chief financial officer to certify in periodic reports filed with the SEC that they are responsible for establishing and maintaining disclosure controls and procedures for the Company and if there were significant changes in our internal controls subsequent to the date of their evaluation;
•	requires that our annual reports (beginning December 31, 2003) contain an internal control report stating management’s responsibility for establishing and maintaining adequate internal controls and procedures for financial reporting and management’s conclusions regarding the effectiveness of internal controls and procedures for financial reporting attested to and reported on by the external auditor; and
•	reduces the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities to two business days after changes are executed.

     The Act has required us to evaluate our current policies and procedures to ensure our compliance with current laws and regulations. We will continue to monitor our compliance with all future regulations that are adopted under the Act and will take any necessary actions to maintain compliance.

DIVIDENDS

     On January 13, 2003, we paid a $0.40 per share quarterly dividend and a $0.02 per share special dividend to common shareholders of record on December 31, 2002. The Board declared a $0.40 per share dividend to common shareholders of record on March 31, 2003 which was paid on April 14, 2003. Our Board may amend the level of quarterly dividends as warranted by actual and/or anticipated earnings.

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

     FUNDS FROM OPERATIONS (“FFO”)

     FFO (i) does not represent cash flows from operations as defined by generally accepted accounting principles (“GAAP”), (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a discussion of our cash flows from operations, see “Cash Flow Analysis.” We believe FFO is helpful to investors as a supplemental measure of operating performance since, along with net income and cash flows, it provides a useful measure of actual operating results. In addition, FFO is one of the measures utilized by the Board in its determination of dividends. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO based on the NAREIT definition. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO.

     Our FFO for the three months ended March 31, 2003 and 2002 was computed as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Net income	$1,812	$2,648
Less gain on sale of assets	—	(371)
Add depreciation	470	518

FFO	$2,282	$2,795

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

LOANS RECEIVABLE

     Our variable-rate loans receivable are generally at spreads over LIBOR consistent with the market. Increases or decreases in interest rates will not generally have a material impact on the fair value of our variable-rate loans receivable. At March 31, 2003 and December 31, 2002, we had $50.5 million and $42.1 million of variable-rate loans receivable, respectively, and $16.2 million and $7.3 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($34.3 million and $34.8 million at March 31, 2003 and December 31, 2002, respectively) we have interest rate risk. To the extent variable rates continue to decrease, our interest income net of interest expense would decrease.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $343,000 on an annual basis. In comparison, based on our analysis of the sensitivity of interest income and interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $348,000.

     Changes in market interest rates on our fixed-rate loans receivable do not have an immediate impact on interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. At March 31, 2003 and December 31, 2002, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any valuation reserves.

NOTES PAYABLE AND REVOLVING CREDIT FACILITY

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through collections of principal on the underlying loans receivable. Of our fixed-rate hotel property mortgages, $6.2 million have significant penalties for prepayment, $4.8 million have no prepayment penalties and the remaining $4.1 million have prepayment penalties of 2% of the prepaid amount.

     The following tables present the principal amounts and weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2003 and December 31, 2002.

     Market risk disclosures related to our outstanding debt as of March 31, 2003 were as follows:

	Twelve Month Period Ending March 31,

	2004	2005	2006	2007	2008	Thereafter	Carrying Value	Fair Value (1)

	(Dollars in thousands)
Fixed-rate debt (2)	$4,744	$6,943	$7,150	$9,420	$1,067	$10,571	$39,895	$41,869
Variable-rate debt (primarily LIBOR- based) (3)	—	16,150	—	—	—	—	16,150	16,150

Totals	$4,744	$23,093	$7,150	$9,420	$1,067	$10,571	$56,045	$58,019

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2003 was 6.7%.

(3)	The weighted average interest rate of our variable-rate debt at March 31, 2003 was 3.2%.

     Market risk disclosures related to our outstanding debt as of December 31, 2002 were as follows:

	Year Ending December 31,

	2003	2004	2005	2006	2007	Thereafter	Carrying Value	Fair Value (1)

	(Dollars in thousands)
Fixed-rate debt (2)	$1,691	$7,103	$2,768	$2,006	$2,215	$25,408	$41,191	$43,520
Variable-rate debt (primarily LIBOR-based) (3)	7,300	—	—	—	—	—	7,300	7,300

Totals	$8,991	$7,103	$2,768	$2,006	$2,215	$25,408	$48,491	$50,820

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 6.9%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at March 31, 2003, the value of our Retained Interests at March 31, 2003 would have decreased by approximately $1.0 million and $2.0 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests at December 31, 2002 would have decreased by approximately $1.1 million and $2.0 million, respectively.

ITEM 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14 (c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have not been any significant changes in our internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).

3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

*99.1	Officer Certification – Chief Executive Officer

*99.2	Officer Certification – Chief Financial Officer

* Filed herewith.

B.	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	5/15/03	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	5/15/03	/s/ Barry N. Berlin

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/15/03	/s/ Lance B. Rosemore

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/15/03	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer

Exhibit Index

Exhibit	Description

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*99.1	Officer Certification — Chief Executive Officer
*99.2	Officer Certification — Chief Financial Officer

*	Filed herewith.