Form 10-Q
period 2003-06-30
PMC COMMERCIAL TRUST /TX
filed 2003-08-13
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number      1-13610

PMC COMMERCIAL TRUST
(Exact name of registrant as specified in its charter)

TEXAS	75-6446078

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑   NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☑   NO ☐

As of August 8, 2003, Registrant had outstanding 6,448,291 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	2

Consolidated Statements of Income - Three and Six Months Ended June 30, 2003 and 2002	3

Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2003 and 2002	4

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	37

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	38

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

ASSETS
Investments:
Loans receivable, net	$89,614	$71,992
Real estate investments, net	44,283	44,928
Real estate investment held for sale, net	1,877	1,877
Retained interests in transferred assets	22,686	23,532
Restricted investments	3,455	5,614
Cash equivalents	473	41
Asset acquired in liquidation held for sale	333	400

Total investments	162,721	148,384

Other assets:
Due from affiliates	800	362
Interest receivable	285	243
Deferred borrowing costs, net	231	268
Cash	72	8
Other assets	976	433

Total other assets	2,364	1,314

Total assets	$165,085	$149,698

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$37,188	$41,191
Revolving credit facility	27,400	7,300
Borrower advances	2,566	1,602
Dividends payable	2,450	2,707
Due to affiliates	656	584
Unearned commitment fees	330	447
Interest payable	253	255
Other liabilities	1,950	1,683

Total liabilities	72,793	55,769

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,581,141 and 6,579,141 shares issued at June 30, 2003 and December 31, 2002, respectively; 6,448,291 and 6,446,291 shares outstanding at June 30, 2003 and December 31, 2002, respectively	66	66
Additional paid-in capital	94,735	94,707
Net unrealized appreciation of retained interests in transferred assets	3,496	3,783
Cumulative net income	81,699	78,048
Cumulative dividends	(86,419)	(81,390)

	93,577	95,214
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	92,292	93,929

Total liabilities and beneficiaries’ equity	$165,085	$149,698

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Interest income	$3,047	$3,446	$1,600	$1,505
Lease income	2,893	2,868	1,461	1,451
Income from retained interests in transferred assets	1,376	1,384	674	717
Other income	99	667	71	464

Total revenues	7,415	8,365	3,806	4,137

Expenses:
Interest	1,712	1,850	890	867
Depreciation	939	916	469	437
Advisory and servicing fees to affiliate, net	902	898	453	449
General and administrative	188	137	98	93
Impairment loss from asset acquired in liquidation held for sale	67	—	67	—
Professional fees	66	66	45	51
Provision for loan losses	—	65	—	—
Realized losses on retained interests in transferred assets	—	53	—	—

Total expenses	3,874	3,985	2,022	1,897

Income from continuing operations	3,541	4,380	1,784	2,240

Discontinued operations:
Gain on sale of real estate investments	—	663	—	292
Net earnings	110	207	55	70

	110	870	55	362

Gain on sale of loans receivable	—	562	—	562

Net income	$3,651	$5,812	$1,839	$3,164

Weighted average shares outstanding:
Basic	6,447	6,442	6,448	6,443

Diluted	6,455	6,458	6,456	6,460

Basic and diluted earnings per share:
Income from continuing operations and gain on sale	$0.55	$0.77	$0.28	$0.43
Discontinued operations	0.02	0.13	0.01	0.06

Net income	$0.57	$0.90	$0.29	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Net income	$3,651	$5,812	$1,839	$3,164

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period	(33)	1,012	44	927
Less realized gains included in net income	(254)	(175)	(122)	(94)

	(287)	837	(78)	833

Comprehensive income	$3,364	$6,649	$1,761	$3,997

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,651	$5,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	939	974
Investment losses	67	118
Gain on sale of assets	—	(1,225)
Stock-based compensation charge	2	—
Accretion of commitment fees	(137)	(185)
Amortization of borrowing costs	37	46
Loan fees collected, net	204	142
Other operating assets and liabilities	198	(1,295)

Net cash provided by operating activities	4,961	4,387

Cash flows from investing activities:
Loans funded	(21,112)	(10,808)
Principal collected on loans	3,386	8,305
Proceeds from sales of properties, net	—	3,017
Principal collected on retained interests in transferred assets	558	316
Proceeds from debt issued by SPE	—	24,040
Investment in retained interests in transferred assets	—	(1,474)
Investment in asset acquired in liquidation held for sale	—	(18)
Release of (investment in) restricted investments, net	2,159	(875)
Purchase of furniture, fixtures and equipment	(294)	(149)

Net cash provided by (used in) investing activities	(15,303)	22,354

Cash flows from financing activities:
Proceeds from issuance of common shares	26	64
Proceeds from (repayment of) revolving line of credit, net	20,100	(8,700)
Payment of principal on notes payable	(4,003)	(4,302)
Payment of dividends	(5,286)	(5,152)

Net cash provided by (used in) financing activities	10,837	(18,090)

Net increase in cash and cash equivalents	495	8,651
Cash and cash equivalents, beginning of year	49	557

Cash and cash equivalents, end of period	$544	$9,208

Supplemental disclosures:
Interest paid	$1,652	$1,786

Reclassification from retained interests in transferred assets to due from affiliate	$781	$—

Loan receivable originated in connection with sale of hotel property	$—	$2,044

Loans and interest receivable transferred to SPE, net	$—	$2,810

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of June 30, 2003 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2003 and our results of operations for the three and six months ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature.

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

The results for the three and six months ended June 30, 2003 are not necessarily indicative of future financial results.

Note 2. Consolidation:

The consolidated financial statements include the accounts of PMC Commercial and its wholly-owned subsidiaries, including PMC Commercial Trust, Ltd. 1998-1 (the “1998 Partnership”), a Delaware corporation formed in conjunction with our 1998 structured loan financing transaction. All material intercompany balances and transactions have been eliminated.

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

At June 30, 2003, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) of which we own approximately 68%, 40% and 39%, respectively. PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, owns the remaining interests in the Joint Ventures.

Note 3. Agreement of Plan and Merger:

On March 27, 2003, PMC Commercial entered into an Agreement and Plan of Merger with PMC Capital. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Trust Managers (the “Board”) of PMC Commercial and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur on January 1, 2004, but no later than February 29, 2004, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions. We have incurred approximately $706,000 in costs related to the merger as of June 30, 2003 which are included in other assets on our consolidated balance sheet.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Stock-Based Compensation Plans:

At June 30, 2003, we have two stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans generally vest immediately.

We granted 5,000 options during the three and six months ended June 30, 2003 and recorded compensation expense of approximately $2,000. If we had followed SFAS No. 123 for all options granted, we would not have recorded any material compensation expense during the three and six months ended June 30, 2002.

Note 5. Recently Issued Accounting Pronouncements:

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement, which is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly. Specifically, the statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to FASB Interpretation No. 45 and (iv) amends certain other related existing pronouncements. SFAS No. 149 will not impact our consolidated financial statements since we do not have derivatives.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS No. 150, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (i) shares that are mandatorily redeemable, (ii) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (iii) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. SFAS No. 150 will not impact our consolidated financial statements since we do not have any financial instruments with characteristics of both liabilities and equity.

Note 6. Real Estate Investments:

As of June 30, 2003, our real estate investments consisted of 22 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement (the “Lease Agreement”).

At June 30, 2003, the annual base rent payment for the Hotel Properties was $5,455,000 plus 4% of gross room revenues (the “Percentage Rent”). In accordance with the terms of the Lease Agreement, we deposit the Percentage Rent into a capital

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred.

Our real estate investment held for sale is under contract for approximately $2.2 million and is expected to close in September 2003. In connection with the sale, we received a non-refundable deposit of $250,000 which is included in other liabilities on our consolidated balance sheet.

Our real estate investments consisted of the following:

	June 30, 2003		December 31, 2002

		Real		Real
	Real	Estate	Real	Estate
	Estate	Investment	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale

	(Dollars in thousands)
Land	$5,347	$263	$5,347	$263
Buildings and improvements	42,231	1,682	42,231	1,682
Furniture, fixtures and equipment	4,975	214	4,681	214

	52,553	2,159	52,259	2,159
Accumulated depreciation	(8,270)	(282)	(7,331)	(282)

	$44,283	$1,877	$44,928	$1,877

Number of Hotel Properties	21	1	21	1

Note 7. Retained Interests:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our structured loan sale transactions as of June 30, 2003 was as follows. Balances represent PMC Commercial’s share of the Joint Ventures.

	2000	2001	2002
	Joint Venture	Joint Venture	Joint Venture

	(Dollars in thousands)
Principal outstanding on sold loans	$47,864	$28,331	$26,505
Structured Notes balance outstanding	$42,473	$26,086	$23,815
Cash in the collection account	$550	$607	$208
Cash in the reserve account	$2,880	$1,724	$1,594
Weighted average interest rate on loans	9.62%	9.59%	9.19%
Interest rate on the Structured Notes	7.28%	6.36%	6.67%
Discount rate assumptions (1)	6.7% to 11.4%	6.7% to 11.4%	7.1% to 11.8%
Constant prepayment rate assumption (2)	9.50%	9.75%	9.75%
Weighted average remaining life of loans (3)	3.97 years	4.88 years	4.97 years
Aggregate losses assumed (4)	2.66%	3.44%	3.42%
Aggregate principal losses to date	—%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 6.7% to 7.1% for our required overcollateralization, (ii) 8.4% to 8.8% for our reserve funds and (iii) 11.4% to 11.8% for our interest-only strip receivables.

(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.5% to 0.8%.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests consisted of the following:

	June 30, 2003

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,522	$2,340	$1,761	$10,623	$9,020
2001 Joint Venture	3,150	1,374	1,960	6,484	5,270
2002 Joint Venture	3,157	1,243	1,179	5,579	4,900

	$12,829	$4,957	$4,900	$22,686	$19,190

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,549	$2,464	$2,062	$11,075	$9,312
2001 Joint Venture	3,168	1,391	2,106	6,665	5,373
2002 Joint Venture	3,180	1,261	1,351	5,792	5,064

	$12,897	$5,116	$5,519	$23,532	$19,749

The following sensitivity analysis of our Retained Interests as of June 30, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$21,004	($1,682)
Losses increase by 100 basis points per annum (1)	$19,386	($3,300)
Rate of prepayment increases by 5% per annum (2)	$21,960	($726)
Rate of prepayment increases by 10% per annum (2)	$21,455	($1,231)
Discount rates increase by 100 basis points	$21,685	($1,001)
Discount rates increase by 200 basis points	$20,747	($1,939)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in an assumption to the change in fair value is not linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position of the Joint Ventures at June 30, 2003 and December 31, 2002. We owned approximately 68% of the 2000 Joint Venture, 40% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of June 30, 2003. We owned approximately 66% of the 2000 Joint Venture, 39% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of December 31, 2002.

Summary of Financial Position (1):

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$66,734	$70,627	$72,168	$73,220	$67,489	$69,025

Assets Acquired in Liquidation, Net	$—	$1,411	$—	$—	$—	$—

Total Assets	$73,376	$76,434	$77,864	$81,302	$72,548	$74,322

Notes Payable	$60,187	$62,658	$66,065	$69,146	$60,601	$62,152

Total Liabilities	$60,369	$62,848	$66,240	$69,329	$60,770	$62,325

Partners’ Capital	$13,007	$13,586	$11,624	$11,973	$11,778	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

The following information summarizes the results of operations of the Joint Ventures.

Summary of Operations (1):

	Six Months Ended June 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002 (2)

	(In thousands)
Interest Income	$3,329	$3,612	$3,532	$3,756	$3,192	$1,448

Total Revenues	$3,395	$3,848	$3,555	$3,802	$3,256	$1,460

Provision for (Reduction of) Losses	$45	$—	$(140)	$—	$—	$—

Interest Expense	$2,256	$2,559	$2,121	$2,251	$2,049	$913

Total Expenses	$2,430	$2,687	$2,099	$2,375	$2,161	$991

Net Income	$965	$1,161	$1,456	$1,427	$1,095	$469

(1)	Amounts represent 100% of the limited partnership interests in the Joint Ventures.
(2)	Represents the period from April 12, 2002 (inception) to June 30, 2002.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$47,777	$49,844	$28,331	$28,951	$26,505	$26,825

Total Assets	$51,457	$53,707	$30,754	$31,070	$28,432	$28,838

Total Liabilities	$42,602	$44,707	$26,155	$26,454	$23,881	$24,202

Partners’ Capital	$8,855	$9,000	$4,599	$4,616	$4,551	$4,636

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	Six Months Ended June 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002 (1)

	(In thousands)
Net Income	$772	$859	$511	$526	$410	$147

(1)	Represents the period from April 12, 2002 (inception) to June 30, 2002.

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the Joint Ventures. As a result, at June 30, 2003 and December 31, 2002 our consolidated balance sheets do not include the $110.6 million and $113.6 million of assets, respectively, and $92.6 million and $95.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $22.7 million and $23.5 million at June 30, 2003 and December 31, 2002, respectively, including unrealized appreciation of $3.5 million and $3.8 million, respectively.

The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows (determined by our Board) and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Annualized Yield	11.7%	13.8%	11.6%	12.7%

PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us for the three and six months ended June 30, 2003 and 2002.

We received approximately $1.2 million and $1.7 million in cash distributions from the Joint Ventures during the six months ended June 30, 2003 and 2002, respectively. During the three months ended June 30, 2003, the asset acquired in liquidation held by the 2000 Joint Venture with an aggregate estimated value of $1.5 million was transferred to PMC Capital. As a result of this transfer, our previous cash flow deferral related to the 2000 Joint Venture of approximately $781,000 is due from PMC Capital and is included in due from affiliate on our consolidated balance sheet.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Revolving Credit Facility:

We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility, as amended, provides us with credit availability up to $40 million. The facility will be reduced to $30 million upon the earlier of the completion of a structured loan sale transaction or October 28, 2003. The facility matures in May 2004. At June 30, 2003 and December 31, 2002, we had approximately $27.4 million and $7.3 million, respectively, outstanding under our revolving credit facility. The weighted average interest rate on our revolving credit facility at June 30, 2003 and December 31, 2002 was 2.9% and 3.1%, respectively. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. At June 30, 2003, we were in compliance with all covenants of this facility.

Note 9. Beneficiaries’ Equity:

The weighted average number of common shares outstanding was approximately 6,448,000 and 6,443,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately 6,447,000 and 6,442,000 for the six months ended June 30, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 8,000 and 17,000 shares, respectively, during the three months ended June 30, 2003 and 2002 and by approximately 8,000 and 16,000 shares, respectively, during the six months ended June 30, 2003 and 2002.

Note 10. Dividends Paid and Declared:

On January 13, 2003, we paid a $0.40 per share quarterly dividend and a $0.02 special dividend to common shareholders of record on December 31, 2002. On April 14, 2003, we paid a $0.40 per share quarterly dividend to common shareholders of record on March 31, 2003. The Board declared a $0.38 per share quarterly dividend to common shareholders of record on June 30, 2003, which was paid on July 14, 2003.

Note 11. Taxable Income:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income available to common shareholders to taxable income available to common shareholders:

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income available to common shareholders	$3,651	$5,812	$1,839	$3,164
Add: Book depreciation and amortization	939	974	469	456
Less: Tax depreciation and amortization	(866)	(884)	(433)	(442)
Book/tax difference on gains on sales	—	(550)	—	(550)
Book/tax difference on Retained Interests, net	209	246	123	162
Other book/tax differences, net	170	53	97	(37)

Taxable income available to common shareholders	$4,103	$5,651	$2,095	$2,753

Distributions to common shareholders	$5,286	$5,152	$2,579	$2,575

Dividends declared per share	$0.78	$0.80	$0.38	$0.40

Note 12. Discontinued Operations and Asset Acquired in Liquidation Held for Sale:

During July 2003, we sold our asset acquired in liquidation held for sale for net cash proceeds of approximately $333,000. Accordingly, we reduced our basis in this asset from $400,000 and recorded an impairment loss of $67,000 during the three and six months ended June 30, 2003.

Discontinued operations of our Hotel Properties (one Hotel Property and three Hotel Properties during the three and six months ended June 30, 2003 and 2002, respectively) consisted of the following:

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Lease income	$118	$282	$59	$94
Advisory fees	(8)	(17)	(4)	(5)
Depreciation	—	(58)	—	(19)

Net earnings	110	207	55	70
Gain on sale of real estate investments	—	663	—	292

Discontinued operations	$110	$870	$55	$362

Note 13. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At June 30, 2003, we had approximately $21.4 million of total loan commitments outstanding. All of these commitments were for variable-rate loans based on LIBOR at spreads over LIBOR ranging from 4.0% to 4.5%. The weighted average interest

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate on our loan commitments at June 30, 2003 was 5.3%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, these commitments will be referred back to PMC Advisers, as defined below.

Structured Loan Financing Transaction
Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from the 1998 Partnership, pursuant to its trust indenture, are limited and restricted. The reserve requirement ($1.6 million at June 30, 2003) is calculated as follows: the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of (i) 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or (ii) 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of June 30, 2003 and December 31, 2002, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more. In April 2003, approximately $1.7 million was repaid to the noteholders from cash in the reserve fund (i.e., our restricted cash and our structured notes payable were reduced) as a result of a loan, with a principal amount of $1.7 million which was not repaid at its original maturity. As a consequence, future excess cash flows relating to the 1998 Partnership will be deposited into the reserve fund until the reserve fund is equal to the reserve requirement. Based on current cash flow assumptions, management anticipates that the excess cash flows will be received in future periods. At June 30, 2003, the cash balance in our reserve fund, included in restricted investments on our consolidated balance sheet, was approximately $330,000.

Structured Loan Sale Transactions
PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital’s or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At June 30, 2003, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any proceeds from the collateral underlying the loans receivable) we could be required to make under these cross indemnification agreements was approximately $34.0 million and the discounted amount was $23.6 million, which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of our obligations pursuant to the cross indemnification agreements at inception of the Joint Ventures and as of June 30, 2003 and December 31, 2002 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents of the SPE contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger
For their services in connection with the proposed merger of PMC Capital into PMC Commercial, our external investment banker will receive a fee of $225,000, which is contingent upon consummation of the merger.

PMC Commercial will pay a termination fee of $870,000 to PMC Capital if the merger agreement is terminated because PMC Commercial (i) breaches any provision of the merger agreement that PMC Capital has not waived and PMC Commercial enters into an agreement to consummate a competing transaction, (ii) withdraws or changes its recommendation that the shareholders approve the merger or (iii) terminates the merger agreement in connection with a superior proposal. In the event that the merger agreement is terminated because of a breach by PMC Commercial that has not been waived by PMC Capital and PMC Commercial has not entered into a competing transaction, no termination fee will be payable but termination expenses of $750,000 may be payable to PMC Capital.

Advisory Agreements
Our loans receivable are originated and serviced by PMC Advisers, Ltd. and its subsidiary (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions are supervised pursuant to a separate agreement with PMC Advisers (the “Lease Supervision Agreement”). Both agreements are renewable on an annual basis.

In the event the IMA agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), we would enter into a non-compete agreement with PMC Capital for a period of seven years from the termination date. A fee would be paid to PMC Advisers each year by us in consideration of the non-compete agreement until the non-compete agreement expires after seven years. Upon termination of the IMA agreement, the fee would be calculated annually as 1% (less loan losses as a percentage of average outstanding invested assets) multiplied by the average invested assets.

In the event the Lease Supervision Agreement with PMC Advisers is terminated or not renewed by us (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by us), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date.

Litigation
In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 14. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (ii) the Property Division which owns our Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the six months ended June 30, 2003 and 2002 was as follows:

	For the Six Months Ended June 30,

	2003			2002

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other income	$3,146	$3,146	$—	$4,113	$4,113	$—
Lease income	2,893	—	2,893	2,868	—	2,868
Income from retained interests in transferred assets	1,376	1,376	—	1,384	1,384	—

Total	7,415	4,522	2,893	8,365	5,497	2,868

Expenses:
Interest (1)	1,712	812	900	1,850	862	988
Advisory and servicing fees to affiliate, net	902	724	178	898	716	182
Depreciation	939	—	939	916	—	916
Realized losses on retained interests in transferred assets	—	—	—	53	53	—
Impairment loss on asset acquired in liquidation held for sale	67	67	—	—	—	—
Provision for loan losses	—	—	—	65	65	—
Other	254	254	—	203	203	—

Total	3,874	1,857	2,017	3,985	1,899	2,086

Income from continuing operations	3,541	2,665	876	4,380	3,598	782

Discontinued operations:
Gain on sale of real estate investments	—	—	—	663	—	663
Net earnings	110	—	110	207	—	207

	110	—	110	870	—	870

Gain on sale of loans receivable	—	—	—	562	562	—

Net income	$3,651	$2,665	$986	$5,812	$4,160	$1,652

Additions to real estate investments	$294	$—	$294	$149	$—	$149

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the three months ended June 30, 2003 and 2002 was as follows:

	For the Three Months Ended June 30,

	2003			2002

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other income	$1,671	$1,671	$—	$1,969	$1,969	$—
Lease income	1,462	—	1,462	1,451	—	1,451
Income from retained interests in transferred assets	674	674	—	717	717	—

Total	3,807	2,345	1,462	4,137	2,686	1,451

Expenses:
Interest (1)	890	361	529	867	403	464
Advisory and servicing fees to affiliate, net	453	364	89	449	356	93
Depreciation	469	—	469	437	—	437
Impairment loss from asset acquired in liquidation held for sale	67	67	—	—	—	—
Other	143	143	—	144	144	—

Total	2,022	935	1,087	1,897	903	994

Income from continuing operations	1,785	1,410	375	2,240	1,783	457

Discontinued operations:
Gain on sale of real estate investments	—	—	—	292	—	292
Net earnings	54	—	54	70	—	70

	54	—	54	362	—	362

Gain on sale of loans receivable	—	—	—	562	562	—

Net income	$1,839	$1,410	$429	$3,164	$2,345	$819

Additions to real estate investments	$248	$—	$248	$116	$—	$116

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

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

     The following discussion of our financial condition at June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

AGREEMENT AND PLAN OF MERGER

     On March 27, 2003, PMC Commercial Trust (“PMC Commercial”) entered into an Agreement and Plan of Merger with PMC Capital, Inc. (“PMC Capital”). Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Trust Managers of PMC Commercial (the “Board”) and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur on January 1, 2004 but no later than February 29, 2004, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions.

BUSINESS

     PMC Commercial (and together with its wholly-owned subsidiaries, the “Company,” “our,” “us” or “we”) is a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our loans receivable are primarily to borrowers in the hospitality industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries. We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities.

     As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. Our investments are managed pursuant to investment management agreements with PMC Advisers, Ltd. and its subsidiary (together, “PMC Advisers” or the

“Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital, our affiliate. We operate from the headquarters of the Investment Manager in Dallas, Texas, and through its loan production office in Arizona.

CURRENT OPERATING OVERVIEW

     Due to geopolitical uncertainty and general economic conditions, we have seen a slowdown in potential lending opportunities and some funding commitments have been terminated. In addition, we did not complete a structured loan sale transaction that we had expected to be completed prior to June 30, 2003. While we believe we could have completed a transaction during the second quarter of 2003, we delayed our transaction since the terms of the transactions available in the market were not considered favorable to us (i.e., the transaction size and cost did not reflect the value of the transaction). As a result, our anticipated fundings during the remainder of 2003 more than likely will not meet our prior expectation. When fundings are reduced, our net interest income does not increase as it would have if these fundings were completed, and may be reduced to the extent principal repayments exceed amounts funded or interest rates decline.

     The market for the type of asset-backed securities we originate was relatively inefficient during the first half of 2003 as a result of uncertainties in the marketplace due to the sluggishness of the economy, geopolitical uncertainties and the impact of the ongoing conflict in the Middle East. We are in the process of finalizing a loan pool for our current structured loan sale transaction and anticipate that the transaction will be completed in September 2003, unless additional delays are encountered. We anticipate co-securitizing with PMC Capital approximately $45.3 million of our variable-rate loans receivable. Changes in market conditions may have an impact on the timing of completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to further delay or postpone a transaction, there can be no assurance of a successful outcome.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of loans we originate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The delay in completing our current structured loan sale transaction has had a negative impact on our ability to originate loans and our financial condition and results of operations. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

     As of June 30, 2003, our commitments to fund loans of approximately $21.4 million were greater than commitments outstanding of $17.8 million at June 30, 2002 but less than commitments outstanding of $40.9 million at December 31, 2002. Based on current market conditions, we anticipate that our loan origination volume will range from $8 million to $12 million during the remaining half of 2003. However, there can be no assurance of the accuracy of this estimate.

     Since the majority of our loans receivable have variable rates of interest, the continuation of the low interest rate environment has had a negative impact on our net income. During late 2002, we expected that interest rates would gradually increase during 2003 and 2004; however, interest rates decreased during the first half of 2003. We expect that short-term interest rates will remain at current levels or possibly decrease during the remainder of 2003.

     Interest rate increases generally cause valuation decreases in our retained interests in transferred assets (“Retained Interests”) while interest rate decreases generally cause valuation increases in our Retained Interests. However, these valuation changes have no impact on our cash flow from operations, the cash available for distribution to our shareholders or the determination by the Board of the level of quarterly dividend distributions. See “Quantitative and Qualitative Disclosures About Market Risk.”

PORTFOLIO INFORMATION

Lending Activities

General

     During the six months ended June 30, 2003 and 2002, we originated $21.1 million and $12.8 million of loans, respectively. Principal collections on our loans receivable were $3.4 million (including $1.4 million of scheduled maturities) and $8.3 million (including $6.6 million of prepayments and $0.6 million of scheduled maturities) during the six months ended June 30, 2003 and 2002, respectively. During the year ended December 31, 2002, we originated $32.8 million of loans. At June 30, 2003, all of our $21.4 million of outstanding commitments were for variable-rate LIBOR-based loans at spreads over LIBOR ranging from 4.0% to 4.5%. Given the current low interest rate environment and competitive conditions, we expect to continue to originate variable-rate loans. It is anticipated that new commitments will have an interest rate floor of 6%. The weighted average interest rate on loan commitments at June 30, 2003 was 5.3%. See “Liquidity and Capital Resources.”

     We sold loans in structured loan sale transactions completed in April 2002, June 2001 and December 2000. Since the cash flows from these sold loans will impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with the sold loans (the “Aggregate Portfolio”) is provided below. Accordingly, at June 30, 2003, our Retained Portfolio does not include $102.7 million of aggregate principal balance remaining on the loans sold in these structured loan sale transactions. Our Aggregate Portfolio outstanding was $193.2 million at June 30, 2003. The weighted average contractual interest rate on our Aggregate Portfolio was 8.3%, 8.7% and 9.3% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

     Information on our Retained Portfolio was as follows:

	As of and For The Period Ended

	June 30,	December 31,	June 30,
	2003	2002	2002

Weighted Average Interest Rate	6.9%	7.5%	8.8%
Annualized Average Yield (1)	7.5%	10.3%	10.9%

(1)	In addition to interest income, the yield includes all fees earned and is reduced by the provision for loan losses.

     At June 30, 2003, approximately $59.9 million of our loans receivable had variable interest rates (reset on a quarterly basis) based primarily on LIBOR with a weighted average interest rate of approximately 5.2%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The LIBOR rate used in determining interest rates to be charged to our borrowers (the “Effective LIBOR”) during the third quarter of 2003 (set on July 1, 2003) is 1.11%. In comparison, the effective LIBOR during the second quarter of 2003 (set on April 1, 2003) was 1.29%.

Problem Loans

     Senior management closely monitors our Problem Loans which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans on which the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established. Our Special Mention Loans are those loans receivable that are not complying with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral. There can be no assurance that Special Mention Loans will not become Impaired Loans in the future if there is a deterioration in the value of the collateral.

     Our Problem Loans were as follows:

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Impaired Loans:
Loans receivable	$1,739	1.9%	$1,756	2.4%
Sold loans of SPEs	—	—	—	—

	$1,739	1.0%	$1,756	1.0%

Special Mention Loans:
Loans receivable	$—	—	$—	—
Sold loans of SPEs	1,365	1.3%	1,362	1.3%

	$1,365	0.7%	$1,362	0.8%

     Historically, we have not had a significant amount of Impaired Loans, delinquent loans or charged-off loans. At June 30, 2003, we had reserves in the amount of $365,000 against loans receivable that we have determined to be Problem Loans.

Retained Interests

     At June 30, 2003 and December 31, 2002, the estimated fair value of our Retained Interests was $22.7 million and $23.5 million, respectively. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans, (ii) the contractually required cash balances owned by the SPE and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE.

     The value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the SPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses on the loans receivable transferred to the SPEs. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at June 30, 2003 and December 31, 2002 was $3.5 million and $3.8 million, respectively. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

Property Ownership

     Our hotel properties are operated by Arlington Hospitality, Inc. (“Arlington”) pursuant to a sale/leaseback agreement. The following table summarizes statistical data provided by Arlington regarding our 22 remaining hotel properties:

	Six Months Ended			Three Months Ended
	June 30,			June 30,
			% Increase			% Increase
	2003	2002	(Decrease)	2003	2002	(Decrease)

Occupancy	54.95%	58.70%	(6.4%)	59.43%	63.68%	(6.7%)
ADR (1)	$53.27	$54.33	(2.0%)	$54.16	$55.45	(2.3%)
RevPAR (2)	$29.27	$31.89	(8.2%)	$32.18	$35.31	(8.9%)
Revenue	$7,088,807	$7,733,831	(8.3%)	$3,918,776	$4,306,429	(9.0%)
Rooms Rented	133,088	142,359	(6.5%)	72,375	77,665	(6.8%)
Rooms Available	242,203	242,510	(0.1%)	121,780	121,958	(0.1%)

(1)	“ADR” is defined as the average daily room rate.
(2)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the hotel properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     A summary of financial information for the lessee of our properties, Arlington, which has been derived from Arlington’s public filings as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002, which is the latest available information as of our filing date, is as follows:

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

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including June 30, 2003 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Overview

     Income from continuing operations decreased by $839,000 (19%), to $3,541,000 during the six months ended June 30, 2003 from $4,380,000 during the six months ended June 30, 2002. Net income decreased by $2,161,000 (37%), to $3,651,000 during the six months ended June 30, 2003 from $5,812,000 during the six months ended June 30, 2002. Earnings per share decreased $0.33 (37%), to $0.57 per share during the six months ended June 30, 2003 from $0.90 per share during the six months ended June 30, 2002. The decrease in net income is primarily due to:

•	a decrease in the gain on sale of our real estate investments of $663,000 as there were no hotel properties sold during the six months ended June 30, 2003 while two hotel properties were sold during the six months ended June 30, 2002;
•	a decrease in the gain on sale of loans receivable of $562,000 as there were no loans sold during the six months ended June 30, 2003 while we sold loans in a structured loan sale transaction completed during April 2002;
•	a decrease in other income of $568,000 due to decreased prepayment fees received; and
•	a decrease in interest income of $399,000 due to an increase in variable-rate lending with lower variable interest rates than our fixed-rate loans.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income decreased by $399,000 (12%), to $3,047,000 during the six months ended June 30, 2003 from $3,446,000 during the six months ended June 30, 2002. The decrease was primarily attributable to a decrease in our weighted average interest rate from 8.8% at June 30, 2002 to 6.9% at June 30, 2003, primarily resulting from lower variable interest rates, increased variable rate lending and the sale of the majority of our fixed-rate loans receivable in our April 2002 structured loan sale transaction. Approximately 67% and 34% of our loans receivable had variable rates of interest as of June 30, 2003 and 2002, respectively. The weighted average of our Effective LIBOR decreased by 61 basis points from the six months ended June 30, 2002 to the six months ended June 30, 2003.

     Income from Retained Interests decreased $8,000 (1%), to $1,376,000 during the six months ended June 30, 2003 compared to $1,384,000 during the six months ended June 30, 2002. The income from our Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests declined to 11.7% during the six months ended June 30, 2003 from 13.8% during the six months ended June 30, 2002 while the weighted average balance of our Retained Interests increased to $23.5 million during the six months ended June 30, 2003 compared to $20.1 million during the six months ended June 30, 2002 due primarily to the completion of our April 2002 structured loan sale transaction.

     Other income decreased $568,000 (85%), to $99,000 during the six months ended June 30, 2003 compared to $667,000 during the six months ended June 30, 2002 due to decreased prepayment fees. During the first half of 2002, several loans receivable were prepaid which had significant prepayment penalties.

Interest Expense

     Interest expense decreased by $138,000 (7%), to $1,712,000 during the six months ended June 30, 2003 from $1,850,000 during the six months ended June 30, 2002. The decrease was primarily attributable to a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($22.2 million outstanding at June 30, 2003 compared to $29.7 million outstanding at June 30, 2002). This decrease was partially offset by an increase in the weighted average borrowings outstanding under our revolving credit facility to $18.0 million during the six months ended June 30, 2003 from $6.5 million during the six months ended June 30, 2002. The weighted average interest rate on our revolving credit facility decreased to 3.1% during the six months ended June 30, 2003 from 3.8% during the six months ended June 30, 2002.

     Interest expense consisted of the following:

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Structured Notes	$803	$1,077
Mortgages on hotel properties	576	568
Revolving credit facility	311	200
Other	22	5

	$1,712	$1,850

Other Expenses

     Fees associated with the investment management agreements consisted of the following:

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Lease supervision fee	$185	$199
Investment management fee	964	955

Total fees incurred	1,149	1,154
Less:
Management fees included in discontinued operations	(8)	(17)
Cost of structured loan sale transactions	—	(57)
Fees incurred by the SPEs	(158)	(137)
Fees capitalized as cost of originating loans	(81)	(45)

Advisory and servicing fees to affiliate, net	$902	$898

     General and administrative expenses increased $51,000 (37%) to $188,000 during the six months ended June 30, 2003 from $137,000 during the six months ended June 30, 2002. The increase in general and administrative expenses is primarily due to carrying costs related to our asset acquired in liquidation held for sale.

     Realized losses on Retained Interests were $53,000 for the six months ended June 30, 2002 which was the result of a reduction in expected future cash flows resulting from increased prepayments. There were no realized losses on our Retained Interests during the six months ended June 30, 2003.

     Impairment loss from asset acquired in liquidation held for sale was $67,000 for the six months ended June 30, 2003. During July 2003, we sold our asset acquired in liquidation held for sale for net cash proceeds of approximately $333,000. Accordingly, we reduced our basis in this asset from $400,000 at December 31, 2002. There was no impairment loss from asset acquired in liquidation held for sale during the six months ended June 30, 2002.

     Our provision for loan losses was $65,000 during the six months ended June 30, 2002. We had no provision for loan losses during the six months ended June 30, 2003. During the twelve-month period ended June 30, 2002, our provision for loan losses was 0.09% (nine basis points) of our weighted average outstanding loans receivable. We had no provision for loan losses during the twelve-month period ended June 30, 2003.

Discontinued operations

     Gain on sale of real estate investments was $663,000 during the six months ended June 30, 2002 due to the sale of two hotel properties for $5.2 million. No properties were sold during the six months ended June 30, 2003.

     Our profit from discontinued operations decreased by $97,000 (47%), to a net profit of $110,000 during the six months ended June 30, 2003 from a net profit of $207,000 during the six months ended June 30, 2002. Results of operations for the two properties sold during 2002 and the property held for sale at June 30, 2003 are included in discontinued operations for the six months ended June 30, 2002.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Overview

     Income from continuing operations decreased by $456,000 (20%) to $1,784,000 during the three months ended June 30, 2003 from $2,240,000 during the three months ended June 30, 2002. Net income decreased by $1,325,000 (42%), to $1,839,000 during the three months ended June 30, 2003 from $3,164,000 during the three months ended June 30, 2002. Earnings per share decreased $0.20 (41%), to $0.29 per share during the three months ended June 30, 2003 from $0.49 per share during the three months ended June 30, 2002. The decrease in net income is primarily due to:

•	a decrease in the gain on sale of our loans receivable of $562,000 as there were no loans sold during the three months ended June 30, 2003 while we sold loans in a structured loan sale transaction completed during April 2002;
•	a decrease in the gain on sale of our real estate investments of $292,000 as there were no hotel properties sold during the three months ended June 30, 2003 while one hotel property was sold during the three months ended June 30, 2002; and,
•	decreased other income of $393,000 due to decreased prepayment fees received.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income increased by $95,000 (6%), to $1,600,000 during the three months ended June 30, 2003 from $1,505,000 during the three months ended June 30, 2002. The increase was primarily attributable to an increase in our weighted average loans receivable outstanding of $29.6 million (51%), to $87.9 million during the three months ended June 30, 2003 from $58.3 million during the three months ended June 30, 2002 due primarily to our April 2002 structured loan sale transaction. This increase was partially offset by a decrease in our weighted average interest rate from 8.8% at June 30, 2002 to 6.9% at June 30, 2003 primarily resulting from lower variable interest rates, increased variable rate lending and the sale of the majority of our fixed-rate loans receivable in our April 2002 structured loan sale transaction. Our weighted average Effective LIBOR decreased by 74 basis points from the three months ended June 30, 2002 to the three months ended June 30, 2003.

     Income from Retained Interests decreased $43,000 (6%), to $674,000 during the three months ended June 30, 2003 compared to $717,000 during the three months ended June 30, 2002. The income from our Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests declined to 11.6% during the three months ended June 30, 2003 from 12.7% during the three months ended June 30, 2002 while the weighted average balance of our Retained Interests increased to $23.2 million during the three months ended June 30, 2003 from $22.5 million during the three months ended June 30, 2002 due primarily to the completion of our April 2002 structured loan sale transaction.

     Other income decreased $393,000 (85%), to $71,000 during the three months ended June 30, 2003 compared to $464,000 during the three months ended June 30, 2002 due to decreased prepayment fees. During the three months ended June 30, 2002, several loans receivable were prepaid which had significant prepayment penalties.

Interest Expense

     Interest expense increased by $23,000 (3%), to $890,000 during the three months ended June 30, 2003 from $867,000 during the three months ended June 30, 2002. The increase was primarily attributable to an increase in the weighted average borrowings outstanding under our revolving credit facility to $23.5 million during the three months ended June 30, 2003 compared to $1.3 million during the three months ended June 30, 2002. This increase was partially offset by a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($22.2 million outstanding at June 30, 2003 compared to $29.7 million outstanding at June 30, 2002). In addition, the weighted average interest rate on our revolving credit facility decreased to 3.0% during the three months ended June 30, 2003 from 4.7% during the three months ended June 30, 2002.

     Interest expense consisted of the following:

	Three Months Ended
	June 30,

	2003	2002

	(In thousands)
Structured Notes	$395	$540
Mortgages on hotel properties	283	271
Revolving credit facility	197	54
Other	15	2

	$890	$867

Other Expenses

     Fees associated with the investment management agreements consisted of the following:

	Three Months Ended
	June 30,

	2003	2002

	(In thousands)
Lease supervision fee	$92	$98
Investment management fee	488	506

Total fees incurred	580	604
Less:
Management fees included in discontinued operations	(4)	(5)
Cost of structured loan sale transactions	—	(57)
Fees incurred by the SPEs	(78)	(75)
Fees capitalized as cost of originating loans	(45)	(18)

Advisory and servicing fees to affiliate, net	$453	$449

     Impairment loss from asset acquired in liquidation held for sale was $67,000 for the three months ended June 30, 2003. During July 2003, we sold our asset acquired in liquidation held for sale for net cash proceeds of approximately $333,000. Accordingly, we reduced our basis in this asset from $400,000 at March 31, 2003. There was no impairment loss from asset acquired in liquidation held for sale during the three months ended June 30, 2002.

Discontinued operations

     Gain on sale of real estate investments was $292,000 during the three months ended June 30, 2002 due to the sale of a hotel property for $2.6 million. No properties were sold during the three months ended June 30, 2003.

     Our profit from discontinued operations decreased by $15,000 (21%), to a net profit of $55,000 during the three months ended June 30, 2003 from a net profit of $70,000 during the three months ended June 30, 2002. Results of operations for the two properties sold during 2002 and the property held for sale at June 30, 2003 are included in discontinued operations for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated $4,961,000 and $4,387,000 from operating activities during the six months ended June 30, 2003 and 2002, respectively. The primary source of funds from operating activities is our net income which was $3,651,000 and $5,812,000 (a decrease of $2,161,000) during the six months ended June 30, 2003 and 2002, respectively. Our cash flows from operating activities are also affected by the change in our current assets and current liabilities which increased by $1,485,000.

     Our investing activities reflect a net use of funds of $15,303,000 and a net source of funds of $22,354,000 during the six months ended June 30, 2003 and 2002, respectively. The $37,657,000 decrease in net cash flows provided during the six months ended June 30, 2003 primarily resulted from the reduction of proceeds from structured loan sale transactions and an increase in loans funded less principal collected. We completed our 2002 structured loan sale transaction and received proceeds of $24,040,000 during the six months ended June 30, 2002 while no structured loan sale transaction was completed during the six months ended June 30, 2003. During the first half of 2003, our net loans funded were $17,726,000 which is $15,223,000 greater than the first half of 2002. The increase was primarily due to increased loans funded of $10,304,000 and reduced principal payments of $4,919,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. In addition, (i) we did not sell any hotel properties during the first half of 2003 while we received net proceeds from the sale of two hotel properties of $3,017,000 during the first half of 2002 and (ii) our investment in Retained Interests decreased by $1,474,000 due to the completion of our 2002 structured loan sale transaction and the funding of its reserve during the six months ended June 30, 2002. Partially offsetting the above decreases in funds provided from investing activities was an increase in funds provided by our restricted investments of $3,034,000 related primarily to our 1998 structured loan financing transaction.

     Our financing activities reflect a net source of funds of $10,837,000 and a net use of funds of $18,090,000 during the six months ended June 30, 2003 and 2002, respectively. The increase in funds from financing activities of $28,927,000 was primarily due to an increase in proceeds from our revolving credit facility of $28,800,000. We have increased borrowing on our revolving credit facility due in part to the delay in completing a structured loan sale transaction. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

Sources and Uses of Funds

Overview

     At June 30, 2003, we had $0.5 million of cash and cash equivalents and availability of $12.6 million under our revolving credit facility with a borrowing base (the maximum amount that we can have outstanding at any time based on our eligible loans receivable) of $40.0 million, until the earlier of October 28, 2003 or when our next structured loan sale transaction is completed, when the revolving credit facility will be reduced to $30 million. Our outstanding commitments to fund loans were $21.4 million at June 30, 2003. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     During the remaining half of 2003, we anticipate loan originations will range from $8 million to $12 million. We expect our loan originations anticipated to occur during the next twelve months, including those on which we have commitments at June 30, 2003, to be funded through (i) advances under our revolving credit facility, (ii) a structured loan sale transaction and (iii) sales of our hotel properties. We are currently in the process of co-securitizing a pool of loans with PMC Capital and expect the transaction to be completed in September 2003, unless additional delays are encountered. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

Sources of Funds

     General

     We expect that the sources of funds described below will be adequate to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels, refer commitments back to PMC Advisers, or sell additional assets. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	Structured loan sales;
•	Borrowings under our short-term collateralized revolving credit facility;
•	Borrowings collateralized by our hotel properties; and/or
•	Sales of hotel properties.

     A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and results of operations. See “Structured Loan Sale Transactions.”

     Additional sources of funds include principal and interest collected on our loans receivable, rent collected on our hotel properties and the cash flows from our Retained Interests. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $24.0 million, $29.5 million and $49.2 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. It is anticipated that our primary source of working capital during 2003 will again be a structured loan sale transaction. We expected to complete this structured loan sale transaction during the first half of 2003. While we believe we could have completed a transaction during the second quarter of 2003, we delayed our transaction since the terms of the transactions available in the market were not considered favorable to us (i.e., as the transaction size and cost did not reflect the value of the transaction). The market for the type of asset-backed securities that we originate was relatively inefficient during the first half of 2003 as a result of the uncertainties in the marketplace due to sluggishness of the economy, geopolitical concerns and the impact of the ongoing conflict in the Middle East. We anticipate co-securitizing with PMC Capital approximately $45.3 million of our variable-rate loans receivable, which we expect to complete in September 2003. Changes in market conditions may have an impact on the timing of completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to further delay or postpone a transaction, there can be no assurance of a successful outcome. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan receivable originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The delay in completing our current structured loan sale transaction has had a negative impact on our ability to originate loans and our financial condition and results of operations.

     Debt

     For our short-term working capital needs, at June 30, 2003, we had a $40 million revolving credit facility (the “Revolver”) which provides funds to originate loans. The facility will be reduced to $30 million upon the earlier of the completion of a structured loan sale transaction or October 28, 2003. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each eligible loan receivable is the lesser of (a) 60% of the value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. At June 30, 2003, based on our eligible loans receivable, our Borrowing Base was $40 million. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90-day LIBOR. As of June 30, 2003, we had $27.4 million outstanding under this facility with a weighted average interest rate of 2.9%. The facility matures in May 2004.

     With regard to our hotel properties, we continue to pursue financings secured by mortgages on individual properties owned by us. As of June 30, 2003, we had eleven financings secured by mortgages on our hotel properties for an aggregate remaining outstanding principal balance of $15.0 million at a weighted average interest rate of 7.2%. The related notes have interest rates ranging from 5.4% to 8.5% and maturities ranging from June 2004 to August 2019.

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

     To the extent funds are available, management believes that there may be alternative investment opportunities including investment in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive acquisition opportunities in either retail shopping centers or commercial office buildings. We are attempting to identify properties that we intend to leverage up to 75% of their value. Without leverage, it is unlikely that our return on net equity investment will provide us with adequate investment returns. There can be no assurance that any properties will be identified or, to the extent identified, will be acquired. To date, no opportunities have been identified.

     Loan Originations

     At June 30, 2003, our commitments to originate loans were approximately $21.4 million. We anticipate that our loan origination volume (which averaged approximately $8.2 million per quarter in 2002) will range from $8 million to $12 million during the remainder of 2003.

Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are originating variable-rate loans and $27.4 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and loan losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

     Operators of hotels, including Arlington, can be impacted by inflation. To the extent costs of operations rise while the economy prevents a matching rise in room and other amenity rates, Arlington’s results of operations can be negatively impacted and our lease income could be affected.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at June 30, 2003 are summarized as follows:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable (1)	$37,188	$4,837	$13,938	$7,673	$10,740
Revolving credit facility (2)	27,400	27,400	—	—	—
Advisory agreements (3)	577	577	—	—	—

Total contractual cash obligations	$65,165	$32,814	$13,938	$7,673	$10,740

(1)	Maturities of our 1998 structured notes payable ($22.2 million at June 30, 2003) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	The Borrowing Base on our revolving credit facility at June 30, 2003 was $40.0 million.

(3)	Represents amounts due to PMC Advisers under our Investment Management Agreement and Lease Supervision Agreement for the second quarter of 2003.

     Our commitments at June 30, 2003 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	21,392	21,392	—	—	—

Total commitments	$21,392	$21,392	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Capital related to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at June 30, 2003 of $34.0 million. We valued our obligations pursuant to these cross indemnification agreements at zero.

(2)	Represents loan commitments outstanding.

     See Note 13 to the accompanying consolidated financial statements for a detailed discussion of commitments and contingencies.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Asset-Backed Structured Loan Sale Transaction Market: A number of factors could impair our ability, or alter our decision, to complete a structured loan sale transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;
•	A deterioration in the performance of either our loans receivable or the loans receivable of PMC Capital may deter potential investors from purchasing our asset-backed securities;
•	A deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;

•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause our transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transaction.

     In the event a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our Revolver, enter into new debt agreements, cease or reduce originating new loans until a structured loan sale transaction is completed, or sell additional assets, potentially on unfavorable terms. In addition, we may choose to sell the pool of loans receivable on unfavorable terms (reducing our future cash flows) including:

•	Increased interest rate spreads required by investors;
•	Increased cash reserve requirements;
•	Increased subordinated portions of loans receivable; or
•	Decreased transaction size.

     Loan Origination Trend: We primarily originate variable-rate loans based on LIBOR which presently provides a lower cost variable interest rate alternative to our borrowers than our fixed-rate loan products. As a result of the uncertainties in the marketplace due to the sluggishness of the economy and the impact of the ongoing conflict in the Middle East, fewer hospitality properties are being marketed to be sold or refinanced; therefore, fewer property sales are requiring financing. In addition, we did not complete a structured loan sale transaction that we expected to be completed prior to June 30, 2003. Our commitments at June 30, 2003 were less than commitments at December 31, 2002. We expect that our commitments will continue to decrease until the market for limited service hospitality properties improves and a structured loan sale transaction is completed.

     Dependency on Third Party Management of our Hotel Properties: As a REIT, we cannot operate our hotel properties. As a result, we are dependent upon Arlington to operate and manage our hotel properties. The operating results of our hotel properties are subject to a variety of risks which could affect their ability to generate sufficient cash flow to support the payment obligations under the master lease agreement. In the event Arlington defaults on the master lease agreement, there is no assurance that we would be able to find a new operator for our hotel properties, negotiate to receive the same amount of lease income or that we would be able to collect on Arlington’s guarantee. In addition, in the event Arlington defaults, we may incur costs, including holding costs, legal fees and costs to re-franchise the properties.

     Hospitality Industry Factors: Reductions in business and discretionary travel continue to cause a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve lowered interest rates during the last three years to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into the beginning of 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries. Political uncertainties impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways.

FLUCTUATIONS IN QUARTERLY RESULTS

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	The completion of a structured loan sale in a particular period;
•	Interest rate changes;
•	The volume and timing of loan originations and prepayments of our loans receivable;
•	The recognition of gains or losses on investments;
•	The level of competition in our markets; and
•	General economic conditions, especially those which affect the hospitality industry.

     As a result of these factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Information regarding recently issued accounting pronouncements is included in Note 5 to the accompanying consolidated financial statements.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which imposes a wide variety of regulatory requirements on publicly-held companies. These requirements include, but are not limited to:

•	requires certification by the chief executive officer and chief financial officer that periodic financial statements filed with the SEC present fairly the operations and financial condition of the Company;
•	prohibits making loans to corporate executives;
•	establishes a reporting obligation with respect to disclosure controls and procedures requiring the chief executive officer and chief financial officer to certify in periodic reports filed with the SEC that they are responsible for establishing and maintaining disclosure controls and procedures for the Company and if there were significant changes in internal controls subsequent to the date of their evaluation;
•	requires that annual reports (beginning December 31, 2004) contain an internal control report stating management’s responsibility for establishing and maintaining adequate internal controls and procedures for financial reporting and management’s conclusions regarding the effectiveness of internal controls and procedures for financial reporting attested to and reported on by the external auditor; and
•	reduces the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities to two business days after changes are executed.

     The Act required us to evaluate our current policies and procedures to ensure our compliance with current laws and regulations. We will continue to monitor our compliance with all future regulations that are adopted and will take any necessary actions to maintain compliance.

DIVIDENDS

     On January 13, 2003, we paid a $0.40 per share quarterly dividend and a $0.02 per share special dividend to common shareholders of record on December 31, 2002. On April 14, 2003, we paid a $0.40 per share quarterly dividend to common shareholders of record on March 31, 2003. The Board declared a $0.38 per share dividend to common shareholders of record on June 30, 2003 which was paid on July 14, 2003. This dividend reduction was the result of reduced earnings and continued low interest rates. Our Board may amend the level of quarterly dividends as warranted by actual and/or anticipated earnings.

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

     To the extent excess FFO is retained and not paid out as quarterly dividends, these funds will be used to originate loans, to reduce debt or to possibly pay year-end special dividends.

     On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced maximum tax rate generally does not apply to ordinary REIT dividends, which continue to be subject to tax at the higher rates applicable to ordinary income (a maximum rate of 35% under the new legislation). The new 15% maximum tax rate, however, does apply to certain REIT distributions. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and may adversely affect the market price of our common shares.

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

     Our FFO for the three and six months ended June 30, 2003 and 2002 was computed as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Net income	$3,651	$5,812	$1,839	$3,164
Less gain on sale of assets	—	(1,225)	—	(854)
Add depreciation	939	974	469	456

FFO	$4,590	$5,561	$2,308	$2,766

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

LOANS RECEIVABLE

     Our variable-rate loans receivable are generally at spreads over LIBOR consistent with the market. Increases or decreases in interest rates will not generally have a material impact on the fair value of our variable-rate loans receivable. At June 30, 2003 and December 31, 2002, we had $59.9 million and $42.1 million of variable-rate loans receivable, respectively, and $27.4 million and $7.3 million of variable-rate debt, respectively. We have interest rate risk on the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($32.5 million and $34.8 million at June 30, 2003 and December 31, 2002, respectively). To the extent variable rates continue to decrease, our interest income net of interest expense would decrease. Since our variable-rate loans receivable exceed our variable-rate debt, reductions in variable interest rates will negatively impact our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $325,000 on an annual basis. In comparison, based on our analysis of the sensitivity of interest income and interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $348,000.

     Changes in market interest rates on our fixed-rate loans receivable do not have an immediate impact on interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. At June 30, 2003 and December 31, 2002, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any valuation reserves.

NOTES PAYABLE AND REVOLVING CREDIT FACILITY

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through assets of the 1998 structured loan financing including collections of principal on the underlying loans receivable. Of our fixed-rate hotel property mortgages, $6.2 million have significant penalties for prepayment, $4.7 million have no prepayment penalties and the remaining $4.1 million have prepayment penalties of 2% of the prepaid amount.

     The following tables present the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2003 and December 31, 2002.

     Market risk disclosures related to our outstanding debt as of June 30, 2003 were as follows:

	Twelve Month Period Ending June 30,
							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value (1)

	(In thousands)
Fixed-rate debt (2)	$4,837	$6,862	$7,076	$6,614	$1,059	$10,740	$37,188	$39,190
Variable-rate debt (primarily LIBOR- based) (3)	27,400	—	—	—	—	—	27,400	27,400

Totals	$32,237	$6,862	$7,076	$6,614	$1,059	$10,740	$64,588	$66,590

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2003 was 6.7%.

(3)	The weighted average interest rate of our variable-rate debt at June 30, 2003 was 2.9%.

     Market risk disclosures related to our outstanding debt as of December 31, 2002 were as follows:

	Year Ending December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value (1)

	(In thousands)
Fixed-rate debt (2)	$1,691	$7,103	$2,768	$2,006	$2,215	$25,408	$41,191	$43,520
Variable-rate debt (primarily LIBOR-based) (3)	7,300	—	—	—	—	—	7,300	7,300

Totals	$8,991	$7,103	$2,768	$2,006	$2,215	$25,408	$48,491	$50,820

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 6.9%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at June 30, 2003, the value of our Retained Interests at June 30, 2003 would have decreased by approximately $1.0 million and $1.9 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests at December 31, 2002 would have decreased by approximately $1.1 million and $2.0 million, respectively.

ITEM 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

*2.5	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003.
3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*10.25	Fifth Amendment to Credit Agreement dated June 30, 2003 between PMC Commercial Trust and Bank One, N.A.
*10.26	Investment Management Agreement between PMC Capital, Inc., PMC Commercial Trust and PMC Advisers, Ltd. dated July 1, 2003.
*31.1	Section 302 Officer Certification — Chief Executive Officer
*31.2	Section 302 Officer Certification — Chief Financial Officer
**32.1	Section 906 Officer Certification — Chief Executive Officer
**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

B. Reports on Form 8-K

On May 15, 2003, we filed a report on Form 8-K pursuant to Item 12 related to the disclosure of our results of operations and financial condition for the three months ended March 31, 2003.

On June 30, 2003, we filed a report on Form 8-K pursuant to Item 12 announcing our quarterly dividend declared and a delay in the completion of our proposed securitization.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	8/12/03	/s/ Lance B. Rosemore Lance B. Rosemore President and Chief Executive Officer

Date:	8/12/03	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)