Form 10-Q
period 2003-09-30
PMC COMMERCIAL TRUST /TX
filed 2003-11-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
YES ☑ NO ☐

As of November 10, 2003, Registrant had outstanding 6,449,291 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002	2

Consolidated Statements of Income (Unaudited) - Three and Nine Months Ended September 30, 2003 and 2002	3

Consolidated Statements of Comprehensive Income (Unaudited) - Three and Nine Months Ended September 30, 2003 and 2002	4

Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	37

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	38

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments:
Loans receivable, net	$92,332	$71,992
Real estate investments, net	41,666	44,928
Real estate investment held for sale, net	2,134	1,877
Retained interests in transferred assets	22,464	23,532
Restricted investments	5,246	5,614
Cash equivalents	205	41
Asset acquired in liquidation held for sale	—	400

Total investments	164,047	148,384

Other assets:
Due from affiliates	572	362
Interest receivable	340	243
Deferred borrowing costs, net	212	268
Cash	115	8
Other assets	1,294	433

Total other assets	2,533	1,314

Total assets	$166,580	$149,698

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$35,490	$41,191
Revolving credit facility	31,850	7,300
Dividends payable	2,451	2,707
Borrower advances	1,937	1,602
Due to affiliates	635	584
Unearned commitment fees	294	447
Interest payable	206	255
Other liabilities	1,680	1,683

Total liabilities	74,543	55,769

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,582,141 and 6,579,141 shares issued at September 30, 2003 and December 31, 2002, respectively; 6,449,291 and 6,446,291 shares outstanding at September 30, 2003 and December 31, 2002, respectively	66	66
Additional paid-in capital	94,748	94,707
Net unrealized appreciation of retained interests in transferred assets	3,414	3,783
Cumulative net income	83,964	78,048
Cumulative dividends	(88,870)	(81,390)

	93,322	95,214
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	92,037	93,929

Total liabilities and beneficiaries’ equity	$166,580	$149,698

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

	(Unaudited)
Revenues:
Interest income	$4,717	$4,836	$1,670	$1,390
Lease income	4,162	4,116	1,407	1,392
Income from retained interests in transferred assets	2,045	2,154	669	770
Other income	292	910	193	243

Total revenues	11,216	12,016	3,939	3,795

Expenses:
Interest	2,580	2,657	868	808
Advisory and servicing fees to affiliate, net	1,365	1,307	472	417
Depreciation	1,350	1,310	455	439
General and administrative	284	184	96	47
Realized losses on retained interests in transferred assets	—	53	—	—
Professional fees	121	85	55	19
Provision for loan losses	100	65	100	—
Impairment loss from asset acquired in liquidation held for sale	67	—	—	—

Total expenses	5,867	5,661	2,046	1,730

Income from continuing operations	5,349	6,355	1,893	2,065

Discontinued operations:
Gain on sale of real estate investments	283	663	283	—
Net earnings	284	396	89	99

	567	1,059	372	99

Gain on sale of loans receivable	—	562	—	—

Net income	$5,916	$7,976	$2,265	$2,164

Weighted average shares outstanding:
Basic	6,447	6,444	6,449	6,446

Diluted	6,456	6,458	6,460	6,459

Basic and diluted earnings per share:
Income from continuing operations and gain on sale of loans receivable	$0.83	$1.08	$0.29	$0.32
Discontinued operations	0.09	0.16	0.06	0.02

Net income	$0.92	$1.24	$0.35	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

	(Unaudited)
Net income	$5,916	$7,976	$2,265	$2,164

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation arising during period	5	1,935	38	923
Less realized gains included in net income	(374)	(283)	(120)	(108)

	(369)	1,652	(82)	815

Comprehensive income	$5,547	$9,628	$2,183	$2,979

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$5,916	$7,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,419	1,435
Investment losses	167	118
Gain on sale of assets	(283)	(1,225)
Stock-based compensation charge	2	—
Accretion of commitment fees	(250)	(277)
Amortization of borrowing costs	56	64
Loan fees collected, net	187	419
Net change in other operating assets and liabilities	(109)	(1,206)

Net cash provided by operating activities	7,105	7,304

Cash flows from investing activities:
Loans funded	(25,000)	(20,852)
Principal collected on loans	6,198	10,143
Proceeds from sales of properties, net	823	3,017
Principal collected on retained interests in transferred assets	699	746
Proceeds from debt issued by SPE, net	—	24,040
Investment in retained interests in transferred assets	—	(1,618)
Investment in asset acquired in liquidation held for sale	—	(24)
Merger related costs	(784)	—
Release of (investment in) restricted investments, net	368	(886)
Purchase of furniture, fixtures and equipment	(290)	(186)

Net cash provided by (used in) investing activities	(17,986)	14,380

Cash flows from financing activities:
Proceeds from issuance of common shares	39	64
Proceeds from (repayment of) revolving line of credit, net	24,550	(8,450)
Payment of principal on notes payable	(5,701)	(5,893)
Payment of dividends	(7,736)	(7,731)

Net cash provided by (used in) financing activities	11,152	(22,010)

Net increase (decrease) in cash and cash equivalents	271	(326)
Cash and cash equivalents, beginning of year	49	557

Cash and cash equivalents, end of period	$320	$231

Supplemental disclosures:
Interest paid	$2,542	$2,553

Reclassification from retained interests in transferred assets to due from affiliate	$781	$—

Loans receivable originated in connection with sales of hotel properties	$1,669	$2,044

Loans and interest receivable transferred to SPE, net	$—	$2,810

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of September 30, 2003 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2003 and our results of operations for the three and nine months ended September 30, 2003 and 2002. These adjustments are of a normal recurring nature.

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

The results for the nine and three months ended September 30, 2003 are not necessarily indicative of future financial results.

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

At September 30, 2003, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) of which we own approximately 69%, 40% and 39%, respectively. PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, owns the remaining interests in the Joint Ventures.

Note 3. Agreement of Plan and Merger:

On March 27, 2003, PMC Commercial entered into an Agreement and Plan of Merger with PMC Capital. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Trust Managers (the “Board”) of PMC Commercial and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur during the first quarter of 2004 but no later than February 29, 2004, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions. We have incurred approximately $912,000 in costs related to the merger as of September 30, 2003 which are included in other assets on our consolidated balance sheet.

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Stock-Based Compensation Plans:

At September 30, 2003, we have two stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans generally vest immediately.

We granted 5,000 options during the nine months ended September 30, 2003 and recorded compensation expense of approximately $2,000. If we had followed SFAS No. 123 for all options granted, we would not have recorded any material compensation expense during the nine and three months ended September 30, 2002.

Note 5. Recently Issued Accounting Pronouncements:

FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) in January 2003. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 did not impact our consolidated financial statements since it is not applicable to qualifying SPEs accounted for in accordance with SFAS No. 140.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement, which is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly. Specifically, the statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to FASB Interpretation No. 45 and (iv) amends certain other related existing pronouncements. SFAS No. 149 did not impact our consolidated financial statements.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (i) shares that are mandatorily redeemable, (ii) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (iii) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of SFAS No. 150 on July 1, 2003 did not impact our consolidated financial statements since we do not currently have any financial instruments with characteristics of both liabilities and equity.

Note 6. Real Estate Investments:

As of September 30, 2003, our real estate investments consisted of 21 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement (the “Lease Agreement”).

At September 30, 2003, the annual base rent payment for the Hotel Properties was $5,239,000 plus 4% of gross room revenues (the “Percentage Rent”). In accordance with the terms of the Lease Agreement, we deposit the Percentage Rent into

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred.

We sold one hotel property during September 2003, which was previously classified as real estate investment held for sale on our consolidated balance sheet, for $2.2 million and recognized a gain of approximately $283,000. We financed approximately $1.7 million of the sale through origination of a loan with a variable interest rate of LIBOR plus 4%, maturing in 2023.

The real estate investment held for sale at September 30, 2003 is under contract for approximately $2.6 million and is expected to close in June 2004.

Our real estate investments consisted of the following:

	September 30, 2003		December 31, 2002

		Real		Real
	Real	Estate	Real	Estate
	Estate	Investment	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale

	(Dollars in thousands)
Land	$5,084	$263	$5,347	$263
Buildings and improvements	40,151	2,080	42,231	1,682
Furniture, fixtures and equipment	4,745	227	4,681	214

	49,980	2,570	52,259	2,159
Accumulated depreciation	(8,314)	(436)	(7,331)	(282)

	$41,666	$2,134	$44,928	$1,877

Number of Hotel Properties	20	1	21	1

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

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our structured loan sale transactions as of September 30, 2003 was as follows. Balances represent PMC Commercial’s share of the Joint Ventures.

	2000	2001	2002
	Joint Venture	Joint Venture	Joint Venture

	(Dollars in thousands)
Principal outstanding on sold loans	$47,500	$28,168	$26,310
Structured Notes balance outstanding	$42,085	$25,624	$23,642
Cash in the collection account	$533	$350	$242
Cash in the reserve account	$2,855	$1,696	$1,583
Weighted average interest rate on loans	9.62%	9.59%	9.17%
Interest rate on the Structured Notes	7.28%	6.36%	6.67%
Discount rate assumptions (1)	6.8% to 11.5%	6.8% to 11.5%	7.2% to 11.9%
Constant prepayment rate assumption (2)	9.75%	9.75%	9.75%
Weighted average remaining life of loans (3)	3.91 years	4.88 years	4.95 years
Aggregate losses assumed (4)	2.68%	3.45%	3.44%
Aggregate principal losses to date	—%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 6.8% to 7.2% for our required overcollateralization, (ii) 8.5% to 8.9% for our reserve funds and (iii) 11.5% to 11.9% for our interest-only strip receivables.

(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.6% to 0.8%.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

     PMC COMMERCIAL TRUST NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests consisted of the following:

	September 30, 2003

	Estimated Fair Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,473	$2,309	$1,715	$10,497	$8,945
2001 Joint Venture	3,135	1,339	1,982	6,456	5,241
2002 Joint Venture	3,133	1,226	1,152	5,511	4,864

	$12,741	$4,874	$4,849	$22,464	$19,050

	December 31, 2002

	Estimated Fair Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
2000 Joint Venture	$6,549	$2,464	$2,062	$11,075	$9,312
2001 Joint Venture	3,168	1,391	2,106	6,665	5,373
2002 Joint Venture	3,180	1,261	1,351	5,792	5,064

	$12,897	$5,116	$5,519	$23,532	$19,749

The following sensitivity analysis of our Retained Interests as of September 30, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$20,808	($1,656)
Losses increase by 100 basis points per annum (1)	$19,216	($3,248)
Rate of prepayment increases by 5% per annum (2)	$21,771	($693)
Rate of prepayment increases by 10% per annum (2)	$21,281	($1,183)
Discount rates increase by 100 basis points	$21,478	($986)
Discount rates increase by 200 basis points	$20,556	($1,908)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position of the Joint Ventures at September 30, 2003 and December 31, 2002. We owned approximately 69% of the 2000 Joint Venture, 40% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of September 30, 2003. We owned approximately 66% of the 2000 Joint Venture, 39% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of December 31, 2002.

Summary of Financial Position (1):

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$66,194	$70,627	$69,266	$73,220	$65,506	$69,025

Assets Acquired in Liquidation, Net	$—	$1,411	$—	$—	$—	$—

Total Assets	$71,276	$76,434	$74,507	$81,302	$70,445	$74,322

Notes Payable	$58,190	$62,658	$62,941	$69,146	$58,615	$62,152

Total Liabilities	$58,367	$62,848	$63,108	$69,329	$58,778	$62,325

Partners’ Capital	$12,909	$13,586	$11,399	$11,973	$11,667	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

The following information summarizes the results of operations of the Joint Ventures.

Summary of Operations (1):

	Nine Months Ended September 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002(2)

	(In thousands)
Interest Income	$4,942	$5,370	$5,274	$5,638	$4,791	$3,187

Total Revenues	$5,018	$5,615	$5,557	$5,707	$4,895	$3,216

Provision for (Reduction of) Losses	$45	$906	$(66)	$—	$—	$—

Interest Expense	$3,325	$3,794	$3,158	$3,361	$3,043	$1,959

Total Expenses	$3,541	$4,889	$3,267	$3,546	$3,209	$2,057

Net Income	$1,477	$726	$2,290	$2,161	$1,686	$1,159

(1)	Amounts represent 100% of the limited partnership interests in the Joint Ventures.

(2)	Represents the period from April 12, 2002 (inception) to September 30, 2002.

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

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$47,412	$49,844	$28,168	$28,951	$26,310	$26,825

Total Assets	$51,055	$53,707	$30,312	$31,070	$28,269	$28,838

Total Liabilities	$42,213	$44,707	$25,692	$26,454	$23,708	$24,202

Partners’ Capital	$8,842	$9,000	$4,620	$4,616	$4,561	$4,636

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	Nine Months Ended September 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002(1)

	(In thousands)
Net Income	$1,135	$1,359	$770	$801	$609	$461

(1)	Represents the period from April 12, 2002 (inception) to September 30, 2002.

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the Joint Ventures. As a result, at September 30, 2003 and December 31, 2002 our consolidated balance sheets do not include the $109.6 million and $113.6 million of assets, respectively, and $91.6 million and $95.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $22.5 million and $23.5 million at September 30, 2003 and December 31, 2002, respectively, including unrealized appreciation of $3.4 million and $3.8 million, respectively.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Annualized Yield	11.8%	13.5%	11.9%	13.1%

PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us for the three and nine months ended September 30, 2003 and 2002.

We received approximately $2.7 million and $2.9 million in cash distributions from the Joint Ventures during the nine months ended September 30, 2003 and 2002, respectively. During 2003, an asset acquired in liquidation held by the 2000 Joint Venture with an aggregate estimated value of $1.5 million was transferred to PMC Capital. As a result of this transfer, our previous cash flow deferral remaining related to the 2000 Joint Venture of approximately $550,000 is due from PMC Capital and is included in due from affiliate on our consolidated balance sheet at September 30, 2003.

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Revolving Credit Facility:

At September 30, 2003 and December 31, 2002, we had approximately $31.9 million and $7.3 million, respectively, outstanding under our revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The weighted average interest rate on our revolving credit facility at September 30, 2003 and December 31, 2002 was 3.8% and 3.1%, respectively. The revolving credit facility, as amended, matures in May 2004 and provided us with credit availability up to $40 million until the completion of our structured loan sale transaction in October 2003. At that time, the balance outstanding on the facility was repaid in full and our credit availability was adjusted to $30 million. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of total liabilities to net worth will not exceed 2.0 times. At September 30, 2003, we were in compliance with the covenants of this facility.

Note 9. Beneficiaries’ Equity:

The weighted average number of common shares outstanding was approximately 6,447,000 and 6,444,000 for the nine months ended September 30, 2003 and 2002, respectively, and approximately 6,449,000 and 6,446,000 for the three months ended September 30, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 9,000 and 14,000 shares, respectively, during the nine months ended September 30, 2003 and 2002 and by approximately 11,000 and 13,000 shares, respectively, during the three months ended September 30, 2003 and 2002 for the dilutive effect of stock options.

Note 10. Dividends Paid and Declared:

On January 13, 2003, we paid a $0.40 per share quarterly dividend and a $0.02 special dividend to common shareholders of record on December 31, 2002. On April 14, 2003, we paid a $0.40 per share quarterly dividend to common shareholders of record on March 31, 2003. On July 14, 2003, we paid a $0.38 per share quarterly dividend to common shareholders of record on June 30, 2003. The Board declared a $0.38 per share quarterly dividend to common shareholders of record on September 30, 2003, which was paid on October 14, 2003.

Note 11. Taxable Income:

As a real estate investment trust (“REIT”), we generally will not be subject to corporate level Federal income tax on net income we currently distribute to shareholders. As such, no provision for Federal income taxes has been included in the accompanying consolidated financial statements. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years.

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income available to common shareholders to taxable income available to common shareholders:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income available to common shareholders	$5,916	$7,976	$2,265	$2,164
Add: Book depreciation and amortization	1,419	1,435	478	458
Less: Tax depreciation and amortization	(1,299)	(1,326)	(433)	(442)
Book/tax difference on gains on sales	62	(550)	62	—
Book/tax difference on Retained Interests, net	328	507	119	261
Other book/tax differences, net	199	83	29	30

Taxable income available to common shareholders	$6,625	$8,125	$2,520	$2,471

Distributions to common shareholders	$7,736	$7,731	$2,450	$2,579

Dividends declared per share	$1.16	$1.20	$0.38	$0.40

Note 12. Discontinued Operations and Asset Acquired in Liquidation Held for Sale:

During 2003, we sold our asset acquired in liquidation held for sale for net cash proceeds of approximately $333,000 and recorded a loss of $67,000.

The discontinued operations of our Hotel Properties either sold or held for sale (two and four Hotel Properties during the three and nine months ended September 30, 2003 and 2002, respectively) consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Lease income	$377	$555	$120	$129
Advisory fees	(24)	(34)	(8)	(8)
Depreciation	(69)	(125)	(23)	(22)

Net earnings	284	396	89	99
Gain on sale of real estate investments	283	663	283	—

Discontinued operations	$567	$1,059	$372	$99

Note 13. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 2003, we had approximately $14.3 million of total loan commitments outstanding. All of these commitments were for variable-rate loans based on LIBOR at spreads over LIBOR generally ranging from 4.0% to 4.5%. The weighted

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average interest rate on our loan commitments at September 30, 2003 was 5.7%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Pursuant to our investment management agreements, if we do not have funds available for our commitments, these commitments will be referred back to PMC Advisers, as defined below.

Structured Loan Financing Transaction
Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from the 1998 Partnership, pursuant to its trust indenture, are limited and restricted. The reserve requirement ($1.5 million at September 30, 2003) is calculated as follows: the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of (i) 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or (ii) 2% of our underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of September 30, 2003 and December 31, 2002, none of the loans receivable in the 1998 Partnership were delinquent 180 days or more. In April 2003, approximately $1.7 million was repaid to the noteholders from cash in the reserve fund (i.e., our restricted cash and our structured notes payable were reduced) as a result of a loan, with a principal amount of $1.7 million which was not repaid at its original maturity. As a consequence, future excess cash flows relating to the 1998 Partnership will be deposited into the reserve fund until the reserve fund is equal to the reserve requirement. Based on current cash flow assumptions, management anticipates that the excess cash flows will be received in future periods. At September 30, 2003, the cash balance in our reserve fund, included in restricted investments on our consolidated balance sheet, was approximately $758,000.

Structured Loan Sale Transactions
PMC Commercial and PMC Capital have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital’s or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. If the reduction of cash flows is deemed permanent (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At September 30, 2003, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any proceeds from the collateral underlying the loans receivable) we could be required to make under these cross indemnification agreements was approximately $32.9 million and the discounted amount was $22.7 million, which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Capital nor will the loans receivable sold by PMC Capital cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of our obligations pursuant to the cross indemnification agreements at inception of the Joint Ventures and as of September 30, 2003 and December 31, 2002 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents of the SPE contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. In general, there can be no assurance that amounts

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

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

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the nine months ended September 30, 2003 and 2002 was as follows:

	For the Nine Months Ended September 30,

	2003			2002

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other income	$5,009	$5,009	$—	$5,746	$5,746	$—
Lease income	4,162	—	4,162	4,116	—	4,116
Income from retained interests in transferred assets	2,045	2,045	—	2,154	2,154	—

Total	11,216	7,054	4,162	12,016	7,900	4,116

Expenses:
Interest (1)	2,580	1,247	1,333	2,657	1,201	1,456
Advisory and servicing fees to affiliate, net	1,365	1,112	253	1,307	1,052	255
Depreciation	1,350	—	1,350	1,310	—	1,310
Realized losses on retained interests in transferred assets	—	—	—	53	53	—
Impairment loss on asset acquired in liquidation held for sale	67	67	—	—	—	—
Provision for loan losses	100	100	—	65	65	—
Other	405	405	—	269	253	16

Total	5,867	2,931	2,936	5,661	2,624	3,037

Income from continuing operations	5,349	4,123	1,226	6,355	5,276	1,079

Discontinued operations:
Gain on sale of real estate investments	283	—	283	663	—	663
Net earnings	284	—	284	396	—	396

	567	—	567	1,059	—	1,059

Gain on sale of loans receivable	—	—	—	562	562	—

Net income	$5,916	$4,123	$1,793	$7,976	$5,838	$2,138

Additions to real estate investments	$290	$—	$290	$186	$—	$186

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the three months ended September 30, 2003 and 2002 was as follows:

	For the Three Months Ended September 30,

	2003			2002

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division

	(In thousands)
Revenues:
Interest income — loans and other income	$1,863	$1,863	$—	$1,633	$1,633	$—
Lease income	1,407	—	1,407	1,392	—	1,392
Income from retained interests in transferred assets	669	669	—	770	770	—

Total	3,939	2,532	1,407	3,795	2,403	1,392

Expenses:
Interest (1)	868	435	433	808	339	469
Advisory and servicing fees to affiliate, net	472	388	84	417	336	81
Depreciation	455	—	455	439	—	439
Provision for loan losses	100	100	—	—	—	—
Other	151	151	—	66	50	16

Total	2,046	1,074	972	1,730	725	1,005

Income from continuing operations	1,893	1,458	435	2,065	1,678	387

Discontinued operations:
Gain on sale of real estate investments	283	—	283	—	—	—
Net earnings	89	—	89	99	—	99

	372	—	372	99	—	99

Net income	$2,265	$1,458	$807	$2,164	$1,678	$486

Additions to real estate investments	$—	$—	$—	$37	$—	$37

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.

Note 15. Subsequent Event:

On October 7, 2003, we completed a structured loan sale transaction of a pool of variable-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $45.4 million and $57.8 million, respectively, to an SPE (the “2003 Joint Venture”). The 2003 Joint Venture issued, through a private placement, approximately $92.9 million of its 2003 Loan-Backed Floating Rate Notes (the “2003 L.P. Notes”) of which approximately $40.9 million (the “2003 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2003 Joint Venture. The 2003 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest, reset on a quarterly basis, at the 90-day LIBOR plus 1.25%, are collateralized by the loans receivable transferred by us and PMC Capital to the 2003 Joint Venture. The 2003 L.P. Notes were rated “Aaa” by Moody’s Investors Service, Inc. We will account for this transaction as a sale, record an estimated gain of approximately $700,000 and record the value of our Retained Interests at an initial amount of approximately $8.7 million.

The net proceeds from the issuance of the 2003 PMCT L.P. Notes (approximately $40.0 million) were distributed to us. These proceeds are net of issuance costs, prior to funding the required reserve balance and repayment of the amount outstanding on our revolving credit facility. At inception of the 2003 Joint Venture, we owned a 44% limited partnership interest in the 2003 Joint Venture based on our share of the capital.

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

     The following discussion of our financial condition at September 30, 2003 and results of operations for the nine and three months ended September 30, 2003 and 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

AGREEMENT AND PLAN OF MERGER

     On March 27, 2003, PMC Commercial Trust (“PMC Commercial” and, together with its wholly-owned subsidiaries, the “Company,” “our,” “us” or “we”) entered into an Agreement and Plan of Merger with PMC Capital, Inc. (“PMC Capital”). Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Trust Managers of PMC Commercial (the “Board”) and the Board of Directors of PMC Capital. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur during the first quarter of 2004 but no later than February 29, 2004, is subject to approval by the shareholders of PMC Commercial and PMC Capital, certain governmental consents and customary closing conditions.

     If the merger is approved and all other conditions to the merger have been satisfied or waived, PMC Capital will cease to exist and we will survive the merger and own and operate the businesses of PMC Capital and its subsidiaries under the name “PMC Commercial Trust.” Following the merger, we intend to continue to qualify as a real estate investment trust (“REIT”). We expect that the larger equity market capitalization will help create new business flexibility and earnings stability. In addition, we expect that the merger will provide stability to cash flow available for dividends and ultimately add to our cash available for distribution. As a result of the larger equity base, we believe that the ability to meet our liquidity needs will be enhanced including larger credit facilities and alternative credit facilities such as a warehouse line of credit.

COMPLETION OF 2003 STRUCTURED LOAN SALE TRANSACTION

     On October 7, 2003, PMC Commercial completed a structured loan sale transaction of a pool of variable-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $45.4 million and $57.8 million, respectively, to an SPE (the “2003 Joint Venture”). The 2003 Joint Venture issued, through a private placement, approximately $92.9 million of its 2003 Loan-Backed Floating Rate Notes (the “2003 L.P. Notes”) of which approximately $40.9 million (the “2003 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2003 Joint Venture. The 2003 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest, reset on a quarterly basis, at the 90-day LIBOR plus 1.25%, are collateralized by the loans receivable transferred by us and PMC Capital to the 2003 Joint Venture. The 2003 L.P. Notes were rated “Aaa” by Moody’s Investors Service, Inc. We will account for this transaction as a sale, record an estimated gain of $700,000 and record the value of our retained interests at an initial amount of approximately $8.7 million.

     The net proceeds from the issuance of the 2003 PMCT L.P. Notes (approximately $40.0 million) were distributed to us. These proceeds are net of issuance costs, prior to funding the required reserve balance and repayment of the amount outstanding on our revolving credit facility. At inception of the 2003 Joint Venture, we owned a 44% limited partnership interest in the 2003 Joint Venture based on our share of the capital.

BUSINESS

     PMC Commercial is a REIT that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our loans receivable are primarily to borrowers in the hospitality industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries. We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities.

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

CURRENT OPERATING OVERVIEW

     Our fundings during the first nine months of 2003 did not meet our expectations and our anticipated fundings during the fourth quarter of 2003 more than likely will not meet our prior expectations. In addition, our outstanding commitments have been reducing from $40.9 million at December 31, 2002 to $14.3 million at September 30, 2003. The primary reasons for the reduced fundings and outstanding commitments were our delayed securitization, geopolitical uncertainties and the sluggish economy. Since our capacity to borrow on our revolving credit facility was reducing until the structured loan sale transaction was completed, we limited the amount of commitments to originate new loans. We did not complete a structured loan sale transaction that we had initially anticipated to be completed in the first quarter of 2003 until October 2003. While we believe we could have completed a transaction at an earlier time, we delayed our transaction since the terms of the transactions available in the market were not considered favorable to us (i.e., the transaction size and cost did not reflect our estimated value of the transaction). During the fourth quarter of 2003, we anticipate loan originations will range from $4 million to $6 million. However, there can be no assurance of the accuracy of this estimate. When fundings are reduced, our net interest income does not increase as it would have if these fundings were completed, and may be reduced to the extent principal repayments exceed amounts funded or interest rates decline.

     While our outstanding commitments at September 30, 2003 are $14.3 million and our fundings during the fourth quarter of 2003 are expected to be at reduced levels, we believe that our commitments and fundings during 2004 will be at greater levels than in 2003 due to the completion of our 2003 structured loan sale transaction and the recent signs of a possible economic recovery. Even if commitments to fund new loans begin to increase, there will be a lag before we have an increase in loan originations until the new commitments are funded.

     The majority of our loans receivable have variable rates of interest; therefore, the continuation of the low interest rate environment has had a negative impact on our net income. We expect that short-term interest rates will remain at current levels through at least the remainder of the year with no significant changes expected during the early part of 2004.

PORTFOLIO INFORMATION

Lending Activities

General

     During the nine months ended September 30, 2003 and 2002, we originated $26.7 million and $22.9 million of loans, respectively. Principal collections on our loans receivable were $6.2 million (including $2.6 million of prepayments and $1.4 million of scheduled maturities) and $10.1 million (including $8.0 million of prepayments and $0.6 million of scheduled maturities) during the nine months ended September 30, 2003 and 2002, respectively. During the year ended December 31, 2002, we originated $32.8 million of loans. At September 30, 2003, all of our outstanding commitments were for variable-rate LIBOR-based loans at spreads over LIBOR ranging from 4.0% to 4.5%. New commitments generally have floors which result in a minimum interest rate of 6%. Given the current low interest rate environment and competitive conditions, we expect to continue to originate variable-rate loans. The weighted average interest rate on loan commitments at September 30, 2003 was 5.7%. See “Liquidity and Capital Resources.”

     We sold loans in structured loan sale transactions completed in April 2002, June 2001 and December 2000. In addition, we sold loans in our structured loan sale transaction completed in October 2003. Since the cash flows from sold loans will impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) is provided below. Accordingly, at September 30, 2003, our Retained Portfolio does not include $102.0 million of aggregate principal balance remaining on the loans sold in the 2000, 2001 and 2002 structured loan sale transactions. Our Aggregate Portfolio outstanding was $195.3 million at September 30, 2003. The weighted average contractual interest rate on our Aggregate Portfolio was 8.2%, 8.7% and 9.1% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended

	September 30,	December 31,	September 30,
	2003	2002	2002

Weighted Average Interest Rate	6.8%	7.5%	8.3%
Annualized Average Yield (1)	7.5%	10.3%	10.7%

(1)	In addition to interest income, the yield includes all fees earned and is reduced by the provision for loan losses.

     At September 30, 2003, approximately $66.3 million (72%) of our loans receivable had variable interest rates (reset on a quarterly basis) based primarily on LIBOR with a weighted average interest rate of approximately 5.3%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The LIBOR rate used in determining interest rates to be charged to our borrowers (the “Effective LIBOR”) during the fourth quarter of 2003 (set on October 1, 2003) is 1.16% while the effective LIBOR during the third quarter of 2003 (set on July 1, 2003) was 1.11%.

Problem Loans

     Senior management closely monitors our Problem Loans which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans on which the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established. Our Special Mention Loans are those loans on which we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral; however, the borrowers are not complying with the contractual terms of the loans. There can be no assurance that Special Mention Loans will not become Impaired Loans in the future if there is a deterioration in the value of the collateral.

     Our Problem Loans were as follows:

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Impaired Loans:
Loans receivable	$1,977	2.1%	$1,756	2.4%
Sold loans of SPEs	1,362	1.3%	—	—

	$3,339	1.7%	$1,756	1.0%

Special Mention Loans:
Loans receivable	$939	1.0%	$—	—
Sold loans of SPEs	—	—	1,362	1.3%

	$939	0.5%	$1,362	0.8%

     Historically, we have not had a significant amount of Impaired Loans, delinquent loans or charged-off loans. No loans were greater than 30 days delinquent as of September 30, 2003 and December 31, 2002. At September 30, 2003 and December 31, 2002, we had reserves in the amount of $465,000 and $365,000, respectively, against loans receivable that we have determined to be Impaired Loans.

Retained Interests in Transferred Assets (“Retained Interests”)

     At September 30, 2003 and December 31, 2002, the estimated fair value of our Retained Interests was $22.5 million and $23.5 million, respectively. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans, (ii) the contractually required cash balances owned by the SPE and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE.

     The value of our Retained Interests is based on our estimates of the present value of future cash flows we expect to receive from the SPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses on the loans receivable transferred to the SPEs. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at September 30, 2003 and December 31, 2002 was $3.4 million and $3.8 million, respectively. Any appreciation of our Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

Property Ownership

     Our hotel properties are operated by Arlington Hospitality, Inc. (“Arlington”) pursuant to a sale/leaseback agreement. The following table summarizes statistical data provided by Arlington regarding our 21 remaining hotel properties:

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
						% Increase
	2003	2002	% Decrease	2003	2002	(Decrease)

Occupancy	57.92%	61.60%	(6.0%)	63.24%	67.00%	(5.6%)
ADR (1)	$54.81	$55.55	(1.3%)	$56.79	$56.63	0.3%
RevPAR (2)	$31.74	$34.22	(7.2%)	$35.91	$37.93	(5.3%)
Revenue	$11,085,226	$11,964,575	(7.3%)	$4,225,768	$4,469,726	(5.5%)
Rooms Rented	202,253	215,421	(6.1%)	74,412	78,961	(5.8%)
Rooms Available	349,199	349,684	(0.1%)	117,675	117,853	(0.2%)

(1)	“ADR” is defined as the average daily room rate.

(2)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the hotel properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     A summary of financial information for the lessee of our properties, Arlington, which has been derived from Arlington’s public filings as of June 30, 2003 and December 31, 2002 and for the six and three months ended June 30, 2003 and 2002, which is the latest available information as of our filing date, is as follows:

ARLINGTON HOSPITALITY, INC.

	June 30,	December 31,
	2003	2002

	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$91,757	$103,903
Cash and short-term investments	4,204	3,970
Total assets	108,866	119,934
Total liabilities	96,210	102,564
Shareholders’ equity	12,656	17,370

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$33,586	$38,581	$15,792	$20,643
Operating income (loss)	(3,666)	1,542	(3,044)	1,992
Net income (loss)	(4,840)	(524)	(3,358)	234

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including September 30, 2003 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Overview

     Income from continuing operations decreased by $1,006,000 (16%), to $5,349,000 during the nine months ended September 30, 2003 from $6,355,000 during the nine months ended September 30, 2002. Net income decreased by $2,060,000 (26%), to $5,916,000 during the nine months ended September 30, 2003 from $7,976,000 during the nine months ended September 30, 2002. Earnings per share decreased $0.32 (26%), to $0.92 per share during the nine months ended September 30, 2003 from $1.24 per share during the nine months ended September 30, 2002. The decrease in net income is primarily due to:

•	a decrease in other income of $618,000 due to decreased prepayment fees received;
•	a decrease in the gain on sale of loans receivable of $562,000 as there were no loans sold during the nine months ended September 30, 2003 while we sold loans in a structured loan sale transaction completed during April 2002; and
•	a decrease in the gain on sale of our real estate investments of $380,000 as one hotel property was sold during the nine months ended September 30, 2003 while two hotel properties were sold during the nine months ended September 30, 2002.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income decreased by $119,000 (2%), to $4,717,000 during the nine months ended September 30, 2003 from $4,836,000 during the nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in our weighted average interest rate from 8.3% at September 30, 2002 to 6.8% at September 30, 2003, primarily resulting from (i) reductions in LIBOR, (ii) increased variable-rate lending, (iii) the sale of the majority of our fixed-rate loans receivable in our April 2002 structured loan sale transaction and (iv) principal collections including loan maturities and prepayments of our fixed-rate loans which are reinvested in variable-rate loans. Approximately 72% and 46% of our loans receivable had variable rates of interest as of September 30, 2003 and 2002, respectively. The weighted average of the Effective LIBOR decreased by 131 basis points from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Partially offsetting these decreases was an increase in our weighted average loans receivable outstanding to $84.7 million during the nine months ended September 30, 2003 from $67.2 million during the nine months ended September 30, 2002.

     Income from Retained Interests decreased $109,000 (5%), to $2,045,000 during the nine months ended September 30, 2003 compared to $2,154,000 during the nine months ended September 30, 2002. The income from our Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests declined to 11.8% during the nine months ended September 30, 2003 from 13.5% during the nine months ended September 30, 2002 while the weighted average balance of our Retained Interests increased to $23.2 million during the nine months ended September 30, 2003 compared to $21.3 million during the nine months ended September 30, 2002 due primarily to the completion of our April 2002 structured loan sale transaction.

     Other income decreased $618,000 (68%), to $292,000 during the nine months ended September 30, 2003 compared to $910,000 during the nine months ended September 30, 2002 due to decreased prepayment fees. During the first half of 2002, several loans receivable were prepaid which had significant prepayment penalties.

Interest Expense

     Interest expense decreased by $77,000 (3%), to $2,580,000 during the nine months ended September 30, 2003 from $2,657,000 during the nine months ended September 30, 2002. Interest expense consisted of the following:

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Structured Notes	$1,159	$1,542
Mortgages on hotel properties	850	866
Revolving credit facility	545	242
Other	26	7

	$2,580	$2,657

     The decrease was primarily attributable to a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($20.7 million outstanding at September 30, 2003 compared to $28.2 million outstanding at September 30, 2002). This decrease was partially offset by an increase in the weighted average borrowings outstanding under our revolving credit facility to $21.6 million during the nine months ended September 30, 2003 from $4.3 million during the nine months ended September 30, 2002. The weighted average interest rate on our revolving credit facility decreased to 3.0% during the nine months ended September 30, 2003 from 3.8% during the nine months ended September 30, 2002.

Other Expenses

     Fees associated with the investment management agreements consisted of the following:

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Lease supervision fee	$277	$289
Investment management fee	1,457	1,435

Total fees incurred	1,734	1,724
Less:
Management fees included in discontinued operations	(24)	(34)
Cost of structured loan sale transactions	—	(57)
Fees incurred by the SPEs	(237)	(218)
Fees capitalized as cost of originating loans	(108)	(108)

Advisory and servicing fees to affiliate, net	$1,365	$1,307

     Realized losses on Retained Interests were $53,000 for the nine months ended September 30, 2002 which was the result of a reduction in expected future cash flows resulting from increased prepayments. There were no realized losses on our Retained Interests during the nine months ended September 30, 2003.

     Impairment loss from asset acquired in liquidation held for sale was $67,000 for the nine months ended September 30, 2003. During July 2003, we sold our asset acquired in liquidation held for sale with an estimated carrying value of approximately $400,000 for net cash proceeds of approximately $333,000. There was no impairment loss from asset acquired in liquidation held for sale during the nine months ended September 30, 2002.

     Our provision for loan losses was $100,000 and $65,000 during the nine months ended September 30, 2003 and 2002, respectively. During the twelve-month periods ended September 30, 2003 and 2002, our provision for loan losses was 0.12% (12 basis points) and 0.09% (nine basis points), respectively, of our weighted average outstanding loans receivable.

Discontinued operations

     Gain on sale of real estate investments was $283,000 during the nine months ended September 30, 2003 due to the sale of a hotel property for $2.2 million. Gain on sale of real estate investments was $663,000 during the nine months ended September 30, 2002 due to the sale of two hotel properties for $5.2 million.

     Our profit from discontinued operations decreased by $112,000 (28%), to a net profit of $284,000 during the nine months ended September 30, 2003 from a net profit of $396,000 during the nine months ended September 30, 2002. The decrease was a result of property sales. Results of operations for the two properties sold during 2002, the property sold during the three months ended September 30, 2003 and the property held for sale at September 30, 2003 are included in discontinued operations for the nine months ended September 30, 2003 and 2002.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Overview

     Income from continuing operations decreased by $82,000 (4%), to $1,893,000 during the three months ended September 30, 2003 from $2,065,000 during the three months ended September 30, 2002. Net income increased by $101,000 (5%), to $2,265,000 during the three months ended September 30, 2003 from $2,164,000 during the three months ended September 30, 2002. Earnings per share increased $0.01 (3%), to $0.35 per share during the three months ended September 30, 2003 from $0.34 per share during the three months ended September 30, 2002. The increase in net income is primarily due to an increase in the gain on sale of our real estate investments of $283,000 as a result of the sale of a hotel property during the three months ended September 30, 2003 while no properties were sold during the three months ended September 30, 2002 partially offset by an increase in our provision for loan losses of $100,000.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income increased by $280,000 (20%), to $1,670,000 during the three months ended September 30, 2003 from $1,390,000 during the three months ended September 30, 2002. The increase was primarily attributable to an increase in our weighted average loans receivable outstanding of $29.0 million (46%), to $91.4 million during the three months ended September 30, 2003 from $62.4 million during the three months ended September 30, 2002. This increase was partially offset by a decrease in our weighted average interest rate from 8.3% at September 30, 2002 to 6.8% at September 30, 2003 primarily resulting from (i) reductions in LIBOR, (ii) increased variable-rate lending, (iii) the sale of the majority of our fixed-rate loans receivable in our April 2002 structured loan sale transaction and (iv) principal collections including loan maturities and prepayments of our fixed-rate loans which are reinvested in variable-rate loans. In addition, the weighted average Effective LIBOR decreased by 66 basis points from the three months ended September 30, 2002 to the three months ended September 30, 2003.

     Income from Retained Interests decreased $101,000 (13%), to $669,000 during the three months ended September 30, 2003 compared to $770,000 during the three months ended September 30, 2002. The income from our Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests declined to 11.9% during the three months ended September 30, 2003 from 13.1% during the three months ended September 30, 2002 and the weighted average balance of our Retained Interests decreased to $22.6 million during the three months ended September 30, 2003 from $23.5 million during the three months ended September 30, 2002 due primarily to the completion of our April 2002 structured loan sale transaction.

Interest Expense

     Interest expense increased by $60,000 (7%), to $868,000 during the three months ended September 30, 2003 from $808,000 during the three months ended September 30, 2002. Interest expense consisted of the following:

	Three Months Ended
	September 30,

	2003	2002

	(In thousands)
Structured Notes	$356	$465
Mortgages on hotel properties	274	298
Revolving credit facility	234	42
Other	4	3

	$868	$808

     The increase was primarily attributable to the weighted average borrowings outstanding under our revolving credit facility of $30.4 million at a weighted average interest rate of 3.0% during the three months ended September 30, 2003. We had no weighted average borrowings under our revolving credit facility during the three months ended September 30, 2002. This increase was partially offset by a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($20.7 million outstanding at September 30, 2003 compared to $28.2 million outstanding at September 30, 2002).

Other Expenses

     Fees associated with the investment management agreements consisted of the following:

	Three Months Ended
	September 30,

	2003	2002

	(In thousands)
Lease supervision fee	$92	$89
Investment management fee	493	480

Total fees incurred	585	569
Less:
Management fees included in discontinued operations	(8)	(8)
Fees incurred by the SPEs	(78)	(81)
Fees capitalized as cost of originating loans	(27)	(63)

Advisory and servicing fees to affiliate, net	$472	$417

Provision for loan losses

     Our provision for loan losses was $100,000 during the three months ended September 30, 2003. We had no provision for loan losses during the three months ended September 30, 2002. Our loan loss provision was established based on the determination, through an evaluation of the recoverability of individual loans receivable, by our Board that significant doubt exists as to the ultimate realization of the specific loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and consideration of the facts and circumstances existing at the evaluation date. The $100,000 provision for loan losses recorded during the three months ended September 30, 2003 was related to two loans receivable that we identified as Impaired Loans.

Discontinued operations

     Gain on sale of real estate investments was $283,000 during the three months ended September 30, 2003 due to the sale of a hotel property for $2.2 million. During the three months ended September 30, 2002 we did not sell any properties.

     Our profit from discontinued operations decreased by $10,000 (10%), to a net profit of $89,000 during the three months ended September 30, 2003 from a net profit of $99,000 during the three months ended September 30, 2002. Results of operations for the property sold during the three months ended September 30, 2003 and the property held for sale at September 30, 2003 are included in discontinued operations for both the three months ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated $7,105,000 and $7,304,000 from operating activities during the nine months ended September 30, 2003 and 2002, respectively. The primary source of funds from operating activities is our net income which was $5,916,000 and $7,976,000 (a decrease of $2,060,000) during the nine months ended September 30, 2003 and 2002, respectively. Our cash flows from operating activities were also affected by the change in our current assets and current liabilities which increased by $1,097,000. The primary reasons for the increase in cash flows from our current assets and current liabilities were increases in borrower advances and accounts payable.

     Our investing activities reflect a net use of funds of $17,986,000 and a net source of funds of $14,380,000 during the nine months ended September 30, 2003 and 2002, respectively. The $32,366,000 decrease in net cash flows provided during the nine months ended September 30, 2003 primarily resulted from the reduction of proceeds from structured loan sale transactions and an increase in loans funded less principal collected. We completed our 2002 structured loan sale transaction and received proceeds of $24,040,000 during the nine months ended September 30, 2002 while no structured loan sale transaction was completed during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, (i) our net loans funded were $18,802,000 which is $8,093,000 greater than the first nine months of 2002, (ii) we sold one hotel property and our asset acquired in liquidation and received net proceeds of $823,000 during the first nine months of 2003 while we received net proceeds from the sale of two hotel properties of $3,017,000 during the first nine months of 2002 and (iii) we incurred merger related costs of $784,000 during the nine months ended September 30, 2003. Partially offsetting the above decreases in funds provided from investing activities was (i) an increase in funds provided by our restricted investments of $1,254,000 related primarily to our 1998 structured loan financing transaction and (ii) a decrease in our investment in Retained Interests of $1,618,000 due to the completion of our 2002 structured loan sale transaction and the funding of its reserve during the nine months ended September 30, 2002 while no investment was made in our Retained Interests during the nine months ended September 30, 2003.

     Our financing activities reflect a net source of funds of $11,152,000 and a net use of funds of $22,010,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase in funds from financing activities of $33,162,000 was primarily due to an increase in proceeds from our revolving credit facility of $33,000,000. We have increased borrowing on our revolving credit facility due in part to the delay in completing a structured loan sale transaction. Our revolving credit facility was repaid in full upon completion of our structured loan sale transaction in October 2003.

Sources and Uses of Funds

Overview

     While at September 30, 2003 we had an outstanding balance of $31,850,000 on our revolving credit facility and availability of $8,150,000, upon completion of our structured loan sale transaction in October 2003, the balance was repaid in full. Upon repayment in full, our credit availability was adjusted to $30 million. Excluding the loans sold in our October 2003 structured loan sale transaction, our borrowing base (the maximum amount that we can have outstanding at any time based on our eligible loans receivable) was $11.3 million. The cash available from our structured loan sale transaction completed in October 2003 was $6.5 million after issuance costs, initial funding of the required reserve balance and repayment of the amount outstanding under our revolving credit facility. Our outstanding commitments to fund loans were $14.3 million at September 30, 2003. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     During the fourth quarter of 2003, we anticipate loan originations will range from $4 million to $6 million. We expect our loan originations anticipated to occur during the next twelve months, including those on which we have commitments at September 30, 2003, to be funded primarily through (i) proceeds from our structured loan sale transaction, (ii) advances under our revolving credit facility and (iii) sales of our hotel properties.

     We have $1.5 million in mortgages payable at an interest rate of 7.5% that mature in June 2004 and $1.5 million in mortgages payable at an interest rate of 8.0% that mature in October 2004. We anticipate that these mortgages payable will either be “rolled-over” into new mortgages payable with an extended maturity or repaid at maturity.

Sources of Funds

     General

     We expect that funds available as a result of the completion of our structured loan sale transaction and to the extent necessary, the sources of funds described below, should be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels, refer commitments back to PMC Advisers, or sell assets. Pursuant to our loan origination agreement with PMC Advisers and PMC Capital, if we do not have available capital to fund outstanding commitments, PMC Advisers will refer such commitments to our affiliates and we will receive no income from those outstanding commitments.

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

     Additional sources of funds include principal and interest collections on our existing loans receivable, rent collected on our hotel properties and the cash flows from our Retained Interests. To the extent these sources represent REIT taxable income, such amounts have historically been distributed to our shareholders. As a result, those earnings are generally not available to fund future investments.

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $24.0 million, $29.5 million and $49.2 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. In addition, we generated net proceeds of $40.0 million from the completion of our structured loan sale transaction in October 2003.

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

     Debt

     For our short-term working capital needs, including loan originations, at September 30, 2003, we had a $40 million revolving credit facility (the “Revolver”) which was adjusted to $30 million in October 2003 upon completion of our structured loan sale transaction. The maximum amount (the “Borrowing Base”) that we can have outstanding at any time is based on eligible loans receivable used as collateral. The Borrowing Base available on each eligible loan receivable is the lesser of (a) 60% of the value of the project underlying the loan receivable collateralizing the borrowing or (b) 85% of the amount of the loan receivable outstanding. Excluding the loans sold in our October 2003 structured loan sale transaction, based on our eligible loans receivable, our Borrowing Base was $11.3 million. We are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 162.5 basis points over the 30, 60 or 90-day LIBOR. As of September 30, 2003, we had $31.9 million outstanding under this facility with a weighted average interest rate of 3.8%. The facility matures in May 2004. We repaid the amount outstanding under our Revolver with proceeds from our structured loan sale transaction completed in October 2003.

     With regard to our hotel properties, we continue to pursue financings secured by mortgages on individual properties owned by us. As of September 30, 2003, we had eleven financings secured by mortgages on our hotel properties for an aggregate remaining outstanding principal balance of $14.8 million at a weighted average interest rate of 7.2%. The related notes have interest rates ranging from 5.4% to 8.5% and maturities ranging from June 2004 to August 2019.

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

     We have $1.5 million in mortgages payable at an interest rate of 7.5% that mature in June 2004 and $1.5 million in mortgages payable at an interest rate of 8.0% that mature in October 2004. We anticipate that these mortgages payable will either be “rolled-over” into new mortgages payable with an extended maturity or repaid at maturity.

     To the extent funds are available, management believes that there may be alternative investment opportunities including investments in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive acquisition opportunities in either retail shopping centers or commercial office buildings. We are attempting to identify properties that we intend to leverage up to 75% of their value. Without leverage, it is unlikely that our return on net equity investment will provide us with adequate investment returns. There can be no assurance that any properties will be identified or, to the extent identified, will be acquired. To date, no opportunities have been identified.

     Loan Originations

     At September 30, 2003, our commitments to originate loans were approximately $14.3 million. We anticipate that our loan origination volume (which averaged approximately $8.2 million per quarter in 2002 and $8.9 million per quarter during the first three quarters of 2003) will range from $4 million to $6 million during the fourth quarter of 2003.

Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are originating variable-rate loans and $31.9 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers and Arlington would be negatively impacted and loan losses and lease income could be affected. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at September 30, 2003 are summarized as follows:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes payable (1)	$35,490	$6,296	$15,878	$2,735	$10,581
Revolving credit facility (2)	31,850	31,850	—	—	—
Advisory agreements (3)	594	594	—	—	—

Total contractual cash obligations	$67,934	$38,740	$15,878	$2,735	$10,581

(1)	Maturities of our 1998 structured notes payable ($20.7 million at September 30, 2003) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(2)	The Borrowing Base on our revolving credit facility was $40.0 million. The amount outstanding at September 30, 2003 was repaid in October 2003.

(3)	Represents amounts due to PMC Advisers under our Investment Management Agreement and Lease Supervision Agreement for the third quarter of 2003.

     Our commitments at September 30, 2003 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	14,333	14,333	—	—	—

Total commitments	$14,333	$14,333	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Capital related to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at September 30, 2003 of $32.9 million. We valued our obligations pursuant to these cross indemnification agreements at zero.

(2)	Represents loan commitments outstanding.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Asset-Backed Structured Loan Sale Transaction Market: A number of factors could impair our ability, or alter our decision, to complete a structured loan sale transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;

•	A deterioration in the performance of either our loans receivable or the loans receivable of PMC Capital may deter potential investors from purchasing our asset-backed securities;
•	A deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause our transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transactions.

     In general, to the extent a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our Revolver, enter into new debt agreements, cease or reduce originating new loans until a structured loan sale transaction is completed, or sell additional assets, potentially on unfavorable terms. In addition, we may choose to sell pools of loans receivable on terms unfavorable to us (reducing our future cash flows) including:

•	Increased cost of funds;
•	Increased cash reserve requirements;
•	Increased subordinated portions of loans receivable; or
•	Decreased transaction size.

     Loan Portfolio Trend: We primarily originate variable-rate loans based on LIBOR which currently provides a lower cost variable interest rate alternative to our borrowers than our fixed-rate loan products. As a result of the uncertainties in the marketplace due to the sluggishness of the economy and the impact of the ongoing conflict in the Middle East, fewer hospitality properties were being marketed to be sold or refinanced; therefore, fewer property sales were requiring financing. In addition, we did not complete a structured loan sale transaction that we expected to be completed during the first quarter of 2003 until October 2003. Since our capacity to borrow on our Revolver was reducing until the structured loan sale transaction was completed, we limited the amount of commitments to originate new loans. Due to delayed completion of our structured loan sale transaction and the economic factors described above, our commitments to fund new loans was decreasing and, as a result, our outstanding commitments to originate loans at September 30, 2003 of $14.3 million was significantly below our outstanding commitments of $40.9 million at December 31, 2002.

     When fewer properties are being refinanced, the collateral value underlying our loans receivable could be reduced and, as a result, cause a reduction in the equity our borrowers have in their properties. To the extent the loan goes into default, the magnitude of the impairment would be greater. In addition, during these periods of time, the length of time to sell assets acquired in liquidation may increase.

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

     Hospitality Industry Factors: Reductions in business and discretionary travel caused a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve has lowered interest rates during the last three years to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into the beginning of 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries. Political uncertainties impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and, during the downturn in business, has continued to outperform the luxury and upscale sectors which experienced the weakest performance. Recently, there have been indications that the factors that were causing our reduced lending volume have subsided. There appears to be a rebound in revenue trends for the limited service hospitality industry and more properties are being sold.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our Aggregate Portfolio are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways.

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

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which imposes a wide variety of regulatory requirements on publicly-held companies. These requirements include, but are not limited to:

•	certification by the chief executive officer and chief financial officer that periodic financial statements filed with the SEC present fairly the operations and financial condition of the Company;
•	a prohibition on making loans to corporate executives;
•	the establishment of a reporting obligation with respect to disclosure controls and procedures requiring the chief executive officer and chief financial officer to certify in periodic reports filed with the SEC that they are responsible for establishing and maintaining disclosure controls and procedures for the Company and if there were significant changes in internal controls subsequent to the date of their evaluation;
•	a requirement that annual reports (beginning December 31, 2004) contain an internal control report stating management’s responsibility for establishing and maintaining adequate internal controls and procedures for financial reporting and management’s conclusions regarding the effectiveness of internal controls and procedures for financial reporting attested to and reported on by the external auditor; and
•	a reduction in the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities to two business days after changes are executed.

     The Act required us to evaluate our current policies and procedures to ensure our compliance with current laws and regulations. We will continue to monitor our compliance with all future regulations that are adopted and will take any necessary actions to maintain compliance.

DIVIDENDS

     On January 13, 2003, we paid a $0.40 per share quarterly dividend and a $0.02 per share special dividend to common shareholders of record on December 31, 2002. On April 14, 2003, we paid a $0.40 per share quarterly dividend to common shareholders of record on March 31, 2003. On July 14, 2003, we paid a $0.38 per share quarterly dividend to common shareholders of record on June 30, 2003. The Board declared a $0.38 per share dividend to common shareholders of record on September 30, 2003 which was paid on October 14, 2003.

     Our Board considers many factors including, but not limited to, expectations for future earnings and funds from operations (“FFO”), taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, our Board may amend the level of quarterly dividends and the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as quarterly FFO or earnings expectations.

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

     Our FFO for the nine and three months ended September 30, 2003 and 2002 was computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Net income	$5,916	$7,976	$2,265	$2,164
Less gain on sale of assets	(283)	(1,225)	(283)	—
Add depreciation	1,419	1,435	478	461

FFO	$7,052	$8,186	$2,460	$2,625

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

LOANS RECEIVABLE

     Our variable-rate loans receivable are generally at spreads over LIBOR consistent with the market. Increases or decreases in interest rates will not generally have a material impact on the fair value of our variable-rate loans receivable. At September 30, 2003 and December 31, 2002, we had $66.3 million and $42.1 million of variable-rate loans receivable, respectively, and $31.9 million and $7.3 million of variable-rate debt, respectively. We have interest rate risk on the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($34.4 million and $34.8 million at September 30, 2003 and December 31, 2002, respectively). To the extent variable rates continue to decrease, our interest income net of interest expense would decrease. Since our variable-rate loans receivable exceed our variable-rate debt, reductions in variable interest rates will negatively impact our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at September 30, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $344,000 on an annual basis. In comparison, based on our analysis of the sensitivity of interest income and interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $348,000.

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

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. At September 30, 2003 and December 31, 2002, the estimated fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any valuation reserves.

NOTES PAYABLE AND REVOLVING CREDIT FACILITY

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through assets of the 1998 structured loan financing including collections of principal on the underlying loans receivable. Of our fixed-rate hotel property mortgages, $6.1 million have significant penalties for prepayment, $4.7 million have no prepayment penalties and the remaining $4.0 million have prepayment penalties of 2% of the prepaid amount.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2003 and December 31, 2002.

     Market risk disclosures related to our outstanding debt as of September 30, 2003 were as follows:

	Twelve Month Period Ending September 30,
							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value(1)

	(In thousands)
Fixed-rate debt (2)	$6,296	$4,314	$11,564	$1,808	$927	$10,581	$35,490	$37,224
Variable-rate debt (primarily LIBOR-based) (3)	31,850	—	—	—	—	—	31,850	31,850

Totals	$38,146	$4,314	$11,564	$1,808	$927	$10,581	$67,340	$69,074

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2003 was 6.7%.

(3)	The weighted average interest rate of our variable-rate debt at September 30, 2003 was 2.9%.

     Market risk disclosures related to our outstanding debt as of December 31, 2002 were as follows:

	Year Ending December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value(1)

	(In thousands)
Fixed-rate debt (2)	$1,691	$7,103	$2,768	$2,006	$2,215	$25,408	$41,191	$43,520
Variable-rate debt (primarily LIBOR-based) (3)	7,300	—	—	—	—	—	7,300	7,300

Totals	$8,991	$7,103	$2,768	$2,006	$2,215	$25,408	$48,491	$50,820

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 6.9%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at September 30, 2003, the value of our Retained Interests at September 30, 2003 would have decreased by approximately $1.0 million and $1.9 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests at December 31, 2002 would have decreased by approximately $1.1 million and $2.0 million, respectively.

ITEM 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 13, 2003, we filed a report on Form 8-K pursuant to Item 12 related to our press release announcing our results of operations and financial condition for the three and six months ended June 30, 2003.

On September 15, 2003, we filed a report on Form 8-K pursuant to Item 12 related to our press release announcing our quarterly dividend declared.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	11/14/03	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	11/14/03	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)