Form 10-K
period 2003-12-31
PMC COMMERCIAL TRUST /TX
filed 2004-03-15
CIK 908311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number: 1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

17950 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2003 as reported on the American Stock Exchange, was approximately $81 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2004, Registrant had outstanding 10,839,891 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III.

PMC COMMERCIAL TRUST

Form 10-K
For the Year Ended December 31, 2003

________________________________

ITEM		PAGE
PART I
1.	Business	2
2.	Properties	20
3.	Legal Proceedings	20
4.	Submission of Matters to a Vote of Security Holders	20
PART II
5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Shareholder Matters	22
6.	Selected Consolidated Financial Data	23
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A.	Quantitative and Qualitative Disclosures about Market Risk	43
8.	Consolidated Financial Statements and Supplementary Data	45
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
9A.	Controls and Procedures	45
PART III
10.	Directors and Executive Officers of the Registrant	46
11.	Executive Compensation	46
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47
13.	Certain Relationships and Related Transactions	47
14.	Principal Accountant Fees and Services	47
PART IV
15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K.	48
Signatures		49
Consolidated Financial Statements		F-1
Exhibits		E-1
Amendment No. 3 to Declaration of Trust
Revolving Credit Agreement
Employment Contract with Lance B. Rosemore
Employment Contract with Andrew S. Rosemore
Employment Contract with Barry N. Berlin
Employment Contract with Jan F. Salit
Employment Contract with Cheryl T. Murray
Assumption, Waiver and Amendment Agreement
Code of Ethical Conduct - Chief Executive Officer
Code of Ethical Conduct - Chief Financial Officer
Subsidiaries of the Registrant
Consent of PricewaterhouseCoopers LLP
Section 302 Officer Certification - CEO
Section 302 Officer Certification - CFO
Section 906 Officer Certification - CEO
Section 906 Officer Certification - CFO

Forward-Looking Statements

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

PART I

Item 1. BUSINESS

INTRODUCTION

     PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company”, “our” or “we”) is a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our loans receivable are primarily to borrowers in the limited service hospitality industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries.

     We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans. As of December 31, 2003 and 2002, our total assets were approximately $132.3 million and $149.7 million, respectively. During the years ended December 31, 2003 and 2002, our total revenues were approximately $14.6 million and $15.8 million, respectively and our net income was approximately $8.2 million and $9.9 million, respectively.

     We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. See “Tax Status.” We pay dividends from the funds generated from operations, commonly referred to as “FFO.” Our ability to maintain or increase our FFO is dependent on many factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

     In order to fund new loans or real estate investments, we need to issue new equity, borrow funds or sell loans. Since 1996, our primary source of funds has been structured loan transactions. See “Structured Loan Transactions.”

     We operate in two reportable segments: (i) the lending division, which originates loans receivable to small businesses primarily in the hospitality industry and (ii) the property division, which owns hotel properties. See detailed financial information regarding our segments in “Item 8. Consolidated Financial Statements and Supplementary Data.”

MERGER WITH PMC CAPITAL, INC.

     PMC Capital, Inc. (“PMC Capital”), our affiliate, was merged (the “Merger”) with and into PMC Commercial, with PMC Commercial continuing as the surviving entity, on February 29, 2004. Pursuant to the Merger, each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29,

2004 valued at $13.10 per share, which is the average closing price of our common stock for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends. The Merger was accounted for under the purchase method of accounting as provided by Statement of Financial Accounting Standard (“SFAS”) No. 141.

     As of the date of the Merger, we own and operate the businesses of PMC Capital and its subsidiaries, along with our existing operations and businesses, under the name “PMC Commercial Trust.” We expect that the larger equity market capitalization resulting from the Merger will help create new business flexibility and provide stability to cash flow ultimately adding to our cash available for distribution. As a result of our larger equity base, we believe that our ability to meet our liquidity needs will be enhanced through the possibility of increasing our credit facilities and developing alternative credit facilities such as a warehouse line of credit. A substantial part of PMC Capital’s activities were undertaken by its wholly-owned subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). Each of these subsidiaries is now wholly-owned by PMC Commercial.

     Unless otherwise stated, all information contained herein represents historical data of PMC Commercial prior to completion of the Merger. For pro forma information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2004.

LENDING ACTIVITIES

Overview

     We are a national lender that focuses our lending activities on businesses in the southeast and southwest regions of the United States. We primarily originate small business loans in the limited service sector of the hospitality industry. With the addition of the lending operations of PMC Capital, we expect to increase our loan originations to the convenience store and gas station, restaurant, service, retail and commercial real estate industries. In addition to first liens on real estate of the related business, our loans receivable are generally personally guaranteed by the principals of the entities obligated on the loans receivable.

     We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. In addition, we have generated most of our loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. In some instances, we may make payments to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.

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

     Most of our loans are to borrowers operating properties in the limited service sector of the hospitality industry. The limited service sector of the hospitality industry, as a subset of the hospitality industry, does not always react to economic conditions in the same manner as the rest of the hospitality industry. For example, while all sectors of the hospitality industry experienced reductions in occupancy and room rates in 2001 and 2002, the limited service sector of the hospitality industry was not as negatively impacted and, as a consequence, the rebound in the hospitality industry in occupancy and room rates during 2003 primarily affected sectors other than the limited service hotels. Economic conditions that impact the limited service sector of the hospitality industry and, to a lesser degree, the hospitality industry in general, have a significant impact on our loans collateralized by, and investments in, hospitality properties, and our future lending operations.

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

     While occupancy increased slightly for the overall hospitality industry, average room rates showed a slight decline in 2003 based on published industry statistics. The industry’s net operating income has been in a downcycle, having been affected by travel warnings and increased travel time due to improved security measures as well as internet bookings which have all negatively impacted revenues. We anticipate that lodging demand will increase in 2004 as the lodging industry follows the economy. Improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed rate and “mini-perm” loans.

Loan Originations and Underwriting

     We originate mortgage loans to small businesses primarily collateralized by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our understanding of our borrowers’ businesses, the flexible loan terms that we offer and our responsive customer service. Our approach to assessing new commercial mortgage loans requires an analysis of the replacement cost of the collateral, its liquidation value and an analysis of local market conditions.

     We also consider the underlying cash flow of the tenant or owner-occupant as well as more traditional real estate underwriting criteria such as:

•	The components and value of the borrower’s collateral (primarily real estate);
•	The ease with which the collateral can be liquidated;
•	The industry and competitive environment in which the borrower operates;
•	The financial strength of the guarantors;
•	The existence of any secondary repayment sources; and
•	The existence of a franchise relationship.

     Upon receipt of a completed loan application, our credit department conducts: (i) a detailed analysis of the loan, which typically includes an appraisal and a valuation by the credit department of the property that will collateralize the loan to assure compliance with loan-to-value percentages, (ii) a site inspection for real estate collateralized loans, (iii) a review of the borrower’s business experience, (iv) a review of the borrower’s credit history, and (v) an analysis of the borrower’s debt-service-coverage and debt-to-equity ratios. All appraisals must be performed by an approved, licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. We generally utilize nationwide independent appraisal firms and seek local market economic information to the extent available.

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

     We are currently originating primarily variable-rate loans. Most of our variable-rate loans are based on LIBOR. While we have originated fixed-rate loans, we do not expect to originate a significant amount of additional fixed-rate loans unless market conditions change. We completed a structured loan sale transaction of $45.4 million of variable-rate loans on October 7, 2003 which caused our percentage of variable-rate loans receivable to decrease from December 31, 2002 to December 31, 2003. At December 31, 2003, our variable-rate and fixed-rate loans receivable were $21.2 million (41%) and $30.3 million (59%) of our loans receivable, respectively. Our variable-rate loans receivable generally require payments of principal and interest, reset on a quarterly basis, to amortize the principal over ten to 20 years. Fixed-rate loans receivable generally require level payments of principal and interest calculated to amortize the principal over ten to 25 years.

Loan Activity

     The following table details our loan activity for the years indicated:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Loans receivable, net — beginning of year	$71,992	$78,486	$65,645	$115,265	$119,712
Loans originated	31,320	32,776	51,683	22,508	17,478
Principal collections (1)	(5,655)	(11,637)	(4,965)	(15,135)	(19,650)
Repayments of SBA 504 program loans	(1,963)	(631)	(970)	(973)	(2,542)
Loan transferred to AAL (2)	—	—	—	(1,181)	—
Structured loan sales (3)	(45,456)	(27,286)	(32,662)	(55,675)	—
Other adjustments (4)	346	284	(245)	836	267

Loans receivable, net — end of year	$50,584	$71,992	$78,486	$65,645	$115,265

(1)	Includes scheduled principal payments and prepayments.
(2)	A loan receivable on which the collateral was foreclosed upon and the asset was classified as an asset acquired in liquidation (“AAL”).
(3)	Loans receivable which were sold as part of structured loan sale transactions.
(4)	Includes the change in loan loss reserves and deferred commitment fees.

Quarterly Loan Originations

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
First Quarter	$9,009	$6,346	$9,761	$301	$7,061
Second Quarter	12,103	6,506	22,567	3,924	3,576
Third Quarter	5,557	10,044	10,097	7,340	3,808
Fourth Quarter	4,651	9,880	9,258	10,943	3,033

Total	$31,320	$32,776	$51,683	$22,508	$17,478

Loan Portfolio Statistics

     Information on our loans receivable, loans which have been sold and on which we have retained interests (the “Sold Loans”) and our loans receivable combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	December 31, 2003			December 31, 2002
	Aggregate	Sold	Loans	Aggregate	Sold	Loans
	Portfolio	Loans	Receivable(1)	Portfolio	Loans	Receivable(1)
	(Dollars in thousands)
Portfolio outstanding	$197,487	$146,001	$51,486	$178,567	$105,751	$72,816
Weighted average interest rate	8.2%	8.2%	8.1%	8.7%	9.6%	7.5%
Annualized average yield (2) (3)	8.4%	9.2%	7.2%	10.0%	9.8%	10.3%
Weighted average contractual maturity (in years)	15.2	16.2	12.4	15.4	16.2	14.2
Delinquent and impaired loans (3)	$3,105	$1,357	$1,748	$1,756	$—	$1,756
Lodging industry concentration %	96.6%	95.4%	100.0%	94.8%	93.4%	99.7%
Texas concentration % (4)	19.8%	22.5%	12.1%	23.0%	20.7%	26.5%

(1)	Portfolio outstanding before reserves and deferred commitment fees. Includes the principal balance remaining on underlying loans receivable in our 1998 structured loan financing transaction of $26.0 million and $30.7 million at December 31, 2003 and 2002, respectively.
(2)	The calculation of annualized average yield divides our interest income, loan fees and prepayment fees earned, less the provision for loan losses, by the average outstanding portfolio.
(3)	Includes loans receivable which are either past due greater than 60 days or the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established (“Impaired Loans”). The balance does not include the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”).
(4)	We also had a concentration of 10.1% of Sold Loans in Arizona, a concentration of 14.6% of Loans Receivable in Virginia and a concentration of 10.8% of Loans Receivable in Florida. No other concentrations greater than 10% existed at December 31, 2003.

Small Business Administration (“SBA”) Programs

Section 504

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

General

     The businesses acquired from PMC Capital include several licenses from the SBA. First Western is a licensed small business lending company (“SBLC”) that originates loans through the SBA’s 7(a) Guaranteed Loan Program (“SBA 7(a) Loan Program”). PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-terms funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under SBA regulations. Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.”

     SBICs are intended to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the most recent two fiscal years. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services.

     First Western, PMCIC and Western Financial are periodically examined and audited by the SBA to determine compliance with SBA regulations.

SBA 7(a) Loan Program

     First Western is licensed to operate as an SBLC. The SBA guarantees 75% of qualified loans over $150,000 with such individual guarantees not exceeding $1.0 million. While the eligibility requirements of the SBA 7(a) Loan Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot presently exceed $6 million, (ii) liquid assets or real estate equity of the borrower and affiliates cannot exceed specified limits, and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.0 million. Maximum maturities for SBA 7(a) loans are 25 years for real estate and 15 years for the purchase of machinery and equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (i) 10% of the outstanding loans receivable of First Western or (ii) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. Effective January 14, 2004, the SBA temporarily changed its policy on origination of loans under the SBA 7(a) Loan Program to limit the maximum amount of a loan to $750,000 (the “Loan Cap”) for the year ending September 30, 2004 until further notice. The Loan Cap may be amended or discontinued at any time.

PROPERTY OWNERSHIP

     At December 31, 2003, we owned 21 limited service hospitality properties (our “Hotel Properties”) that we purchased in 1998 and 1999 through a sale/leaseback agreement with Arlington Hospitality, Inc. (“Arlington”). Arlington, through its wholly-owned subsidiary, is the operator of our properties through a master lease agreement that provides for base rent (currently $5.3 million per year) and percentage rent of 4% of the gross room revenues generated by the Hotel Properties. The lease agreement runs through June 2008 with two renewal options of five years each and a third option for two years. The first renewal is either at our or Arlington’s option. The second five year renewal and the two year renewal are solely at Arlington’s option. Each renewal requires extension of all of the then owned Hotel Properties. The base rent is adjusted to increase annually based on the consumer price index up to a maximum increase of 2% per year. Arlington operates our Hotel Properties as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of leasehold properties.

     During the three years ended December 31, 2003, we sold eight hotel properties for $20.4 million resulting in net gains totaling $2.3 million. Six of these property sales were completed as a result of an agreement we entered into with Arlington to sell up to eight properties to Arlington prior to June 2004. To the extent the remaining two purchases by Arlington are not completed in the agreed upon time frame, the lease agreement provides for rent increases on all of our remaining Hotel Properties. We may continue to evaluate additional Hotel Property sales.

STRUCTURED LOAN TRANSACTIONS

General

     Structured loan sale transactions are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for an ownership interest in that entity and obtains an opinion of counsel that the contribution of the loans receivable to the SPE constitutes a “true sale” of the loans receivable. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. The terms of the notes payable issued by the SPEs provide that the owners of these SPEs are not liable for any payment on the notes. Accordingly, if the SPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the SPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets.

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

     A structured loan financing is similar to a structured loan sale, with the exception that the transaction is not treated as a sale for financial reporting purposes. Therefore, the loans receivable contributed to the SPE and the notes payable issued by the SPE are included in our consolidated financial statements and as a result, the ownership interest in the SPE is not accounted for as a retained interest. Even though the loans receivable and the notes payable are included on our balance sheets from the structured loan financing transaction completed in 1998, we have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. The terms of the notes payable issued by the SPE provide that we are not liable for payment on the notes. Accordingly, even though the loans receivable and the notes payable of the SPE are included in our consolidated financial statements, if the SPE fails to pay the principal or interest on the notes, the sole recourse of the holders of the notes is against the loans receivable and any other assets of the SPE.

     Our structured loan sale transactions and structured loan financing transactions receive opinions from outside counsel that opine to the legal sale of the loans from PMC Commercial to the SPE formed in connection with the securitization. Each of our completed securitization transactions (both structured loan sale transactions and structured loan financing transactions) provides a clean-up call. A clean-up call is an option which allows the repurchase of the transferred assets when the amount of the outstanding assets falls to a level at which the cost of servicing those assets becomes burdensome. The clean-up call option regarding a loan in an SPE is exercised by the party that contributed the loan to the SPE. As a result of the characteristics underlying the loans receivable not satisfying the requirements of off balance sheet accounting treatment, the 1998 securitization was considered a structured loan financing transaction. We are the servicer of the loans pursuant to the transaction documents and are paid a fee equal to 30 basis points of the principal outstanding per year.

     Since we rely on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans. See “Risk Factors.”

Joint Structured Loan Sale Transactions — General

     In connection with our structured loan sale transactions, joint ventures were formed as SPEs to hold the loans receivable sold and issue notes payable collateralized by the loans receivable.

     As of December 31, 2003, our SPEs consisted of:

•	PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and its related general partner;
•	PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and its related general partner;
•	PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and its related general partner; and,
•	PMC Joint Venture, L.P. 2003-1 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”) and its related general partner.

     Each of the Joint Ventures is a partnership between PMC Commercial and PMC Capital. Subsequent to the Merger, we directly or indirectly own 100% of the Joint Ventures.

     On October 7, 2003, we completed a structured loan sale transaction of a pool of variable-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $45.4 million and $57.8 million, respectively, to the 2003 Joint Venture. The 2003 Joint Venture issued, through a private placement, approximately $92.9 million of its 2003 Loan-Backed Floating Rate Notes (the “2003 L.P. Notes”) of which approximately $40.9 million (the “2003 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2003 Joint Venture. The 2003 L.P. Notes, issued at par, have a stated maturity in 2023, bear interest, reset on a quarterly basis, at the 90-day LIBOR plus 1.25%, and are collateralized by the loans receivable contributed by us and PMC Capital to the 2003 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $711,000 and recorded our Retained Interests at an initial amount of $8,698,000 during 2003. At inception of the 2003 Joint Venture, we owned a 44% limited partnership interest based on our share of the capital.

     On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $27.3 million and $43.2 million, respectively, to the 2002 Joint Venture. The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed Fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $24.6 million (the “2002 PMCT L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, have a stated maturity in 2023, bear interest at 6.67% and are collateralized by the loans receivable contributed by us and PMC Capital to the 2002 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $562,000 and recorded our Retained Interests at an initial amount of $5,293,000 during 2002. At inception of the 2002 Joint Venture, we owned a 39% limited partnership interest based on our share of the capital.

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

     On December 18, 2000, we completed our first structured loan sale transaction with PMC Capital. We completed the structured loan sale of a pool of fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $55.7 million and $28.0 million, respectively, to the 2000 Joint Venture. The 2000 Joint Venture issued, through a private placement, approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 L.P. Notes”) of which approximately $49.6 million (the “2000 PMCT L.P. Notes”) was allocated to PMC Commercial based on our ownership percentage in the 2000 Joint Venture. The 2000 L.P. Notes, issued at par, have a stated maturity in 2024, bear interest at 7.28% and are collateralized by the loans receivable contributed by us and PMC Capital to the 2000 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $1,117,000 and recorded our Retained Interests at an initial amount of $11,174,000 during 2000. At inception of the 2000 Joint Venture, we owned a 66% limited partnership interest based on our share of the capital.

     The terms of the 2003 L.P. Notes, the 2002 L.P. Notes, the 2001 L.P. Notes and the 2000 L.P. Notes (the “JV Notes”) provide that each of the partners of the respective Joint Ventures is not liable for any payments on the JV Notes. Accordingly, if the Joint Ventures fail to pay the JV Notes, the sole recourse of the holders of the JV Notes is against the assets of the respective Joint Venture. Accordingly, we have no obligation to pay the JV Notes, nor do the holders of the JV Notes have any recourse against our assets.

     PMC Commercial owned approximately 68%, 42%, 39% and 44%, respectively, of the 2000 Joint Venture, the 2001 Joint Venture, the 2002 Joint Venture and the 2003 Joint Venture at December 31, 2003, with the remainder owned by PMC Capital. Our ownership of the Joint Ventures was based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures was allocated based on the cash flows from the underlying loans receivable contributed by us to the respective Joint Venture less allocated costs based on the remaining principal on the underlying loans receivable contributed by us divided by all loans receivable held by the respective Joint Venture.

     Information relating to our structured loan sale transactions was as follows:

	As of December 31, 2003
	2000 Joint	2001 Joint	2002 Joint	2003 Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal amount of loans sold:
At time of sale	$55,675	$32,662	$27,286	$45,456
At December 31, 2003	$47,111	$28,039	$26,152	$44,699
Structured notes:
At time of sale	$49,550	$30,063	$24,557	$40,910
At December 31, 2003	$41,707	$25,486	$23,510	$40,310
Weighted average interest rate on loans (1):
At time of sale	9.63%	9.62%	9.23%	L+4.02%
At December 31, 2003	9.62%	9.59%	9.17%	L+4.02%
Required overcollateralization (3)
At time of sale	11.0%	8.0%	10.0%	10.0%
At December 31, 2003	11.8%	9.3%	10.4%	10.2%
Interest rate on the SPE notes payable (1)	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes (4)	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Cash reserve requirement	6.0%	6.0%	6.0%	6.0%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	The required initial overcollateralization percentage represents the portion of our sold loans receivable retained by the SPEs whose value is included in Retained Interests.
(3)	The required overcollateralization percentage at December 31, 2003 was larger than the required overcollateralization percentage at time of sale since all principal payments received on the underlying loans receivable are paid to the noteholders.
(4)	Structured notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

Retained Interests

     Our Retained Interests consist of (i) the required overcollateralization, which is the retention of a portion of each of the sold loans, (ii) the reserve fund, which is required cash balances owned by the SPE and (iii) the interest-only strip receivable, which is the future excess funds to be generated by the SPE after payment of all obligations of the SPE. The Retained Interests are our residual interest in the loans sold by PMC Commercial to the SPE. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their fair value. Retained Interests are subject to credit, prepayment and interest rate risks. Retained Interests are materially more susceptible to these risks than the notes issued by the SPE. The value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the SPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of Retained Interests is either included in our statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on the balance sheet in beneficiaries’ equity as an unrealized loss.

     We retain a portion of the default and prepayment risk associated with the underlying transferred loans receivable of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our Retained Interests will vary from assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. See “Risk Factors — There is volatility in the valuation of our Retained Interests.” We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances.

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

     Subsequent to the Merger, First Western and PMCIC have elected to be treated as taxable REIT subsidiaries, and will cease to be pass-through entities for tax purposes. As a result, First Western and PMCIC earnings will be subject to U.S. Federal income tax.

RISK FACTORS

     Management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition. In addition, these factors could impair our ability to maintain dividend distributions at current levels. These factors include those related to both PMC Commercial and PMC Capital.

We have a concentration of investments in the hospitality industry and in certain states, which may negatively impact the market price of our shares.

     Substantially all of our revenue is generated from lending to, and leasing of, hospitality properties. Our loans receivable were 100% concentrated in the hospitality industry at December 31, 2003 (91% on a combined basis with PMC Capital). In addition, approximately 95% (93% on a combined basis with PMC Capital) of the loans receivable underlying our Retained Interests were concentrated in the hospitality industry as of December 31, 2003. Any economic factors that negatively impact the hospitality industry, including terrorism, bankruptcies or other political events, could have a material adverse effect on our financial condition and results of operations.

     At December 31, 2003, approximately 12% of our loans receivable were collateralized by properties in Texas, 15% were collateralized by loans in Virginia and 11% were collateralized by loans in Florida. On a combined basis with PMC Capital, approximately 19% of combined loans receivable were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable or of our combined loans receivable with PMC Capital at December 31, 2003.

     In addition, approximately 23% and 10% of the loans receivable underlying our Retained Interests are concentrated in Texas and Arizona, respectively. On a combined basis with PMC Capital, approximately 27% of the loans receivable underlying the combined retained interests in transferred assets are concentrated in Texas.

     A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We are dependent on third party management of our Hotel Properties.

     As a REIT, we cannot operate our Hotel Properties. As a result, we are dependent upon Arlington to operate and manage our Hotel Properties under a master lease agreement. The operating results of our Hotel Properties are subject to a variety of risks which could affect Arlington’s ability to generate sufficient cash flow to support the payment obligations under the master lease agreement. In the event Arlington defaults on the master lease agreement, there can be no assurance that we would be able to find a new operator for our Hotel Properties, negotiate to receive the same amount of lease income or that we would be able to collect on the guarantee of the parent of Arlington. In addition, in the event Arlington defaults, we would incur costs including holding costs, legal fees and costs to re-franchise the properties.

The market for structured loan transactions may decline, which would decrease the availability of, and increase the cost of, working capital and negatively affect the potential for growth.

     We will continue to need capital to fund loans. Our ability to continue to grow depends, to a large extent, on our ability to sell our asset-backed securities through structured loan transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. Terrorist attacks or political events could impact the availability and cost of our capital.

     Due to the economic and interest environments, we may experience difficulties in selling our variable-rate loans receivable at an acceptable “spread.” A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;
•	A deterioration in the performance of our loans receivable may deter potential investors from purchasing our asset-backed securities;
•	A deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transactions.

     Significant changes in any of these criteria may result in us temporarily suspending our structured loan sale program and we may seek other sources of financing.

     A reduction in the availability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund our current commitments, future loan originations or to acquire real estate.

The intended benefits of the Merger may not be realized, which could have a negative impact on the market price of our common shares after completion of the Merger.

     No assurance can be given that anticipated expense reductions or other operating synergies will be realized following the Merger or that unanticipated costs will not arise as a result of the Merger. For example, future operating expenses, such as increased personnel costs, professional fees or credit facility costs, could be higher than anticipated which could have a material adverse effect on our results of operations and financial condition. In addition, the U.S. Federal income taxes incurred following the Merger could be higher than anticipated. If the expected savings are not realized or unexpected costs are incurred, the Merger could have a significant dilutive effect on our per share operating results.

     In addition, completion of the Merger poses risks for the ongoing operations of the combined company, including the fact that our portfolio may not perform as well as anticipated due to various factors, including the financial condition of significant borrowers or tenants and changes in macro-economic conditions.

Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results.

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

     Economic recessions or downturns could impair our borrowers and harm our operating results. Many of the companies in which we have made or will make loans may be susceptible to economic slowdowns or recessions. Terrorism, bankruptcies or other political events could affect our borrowers. Our non-performing assets are likely to increase during these periods. These conditions could lead to losses in our portfolio and a decrease in our interest income, net income and assets.

     Many of our competitors have greater financial and managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). As a result of these competitors’ greater financial resources, they may be better able to withstand the impact of economic downturns than we are.

There is volatility in the valuation of our Retained Interests.

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

     The value of our Retained Interests is determined based on certain assumptions including, but not limited to, anticipated defaults, prepayment speeds and discount rates. We retain a portion of the default and prepayment risk associated with the underlying transferred loans receivable of our Retained Interests. As more fully described below, actual defaults and prepayments with respect to estimating future cash flows for purposes of valuing the Retained Interests may vary from assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related estimated cash flows. The discount rates utilized are determined for each of the assets comprising the Retained Interests based upon an estimate of the inherent risks associated with each asset.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2003 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$28,632	$(2,166)
Losses increase by 100 basis points per annum (1)	$26,547	$(4,251)
Rate of prepayment increases by 5% per annum (2)	$29,736	$(1,062)
Rate of prepayment increases by 10% per annum (2)	$29,092	$(1,706)
Discount rates increase by 100 basis points	$29,446	$(1,352)
Discount rates increase by 200 basis points	$28,181	$(2,617)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     The following sensitivity analysis of the combined retained interests in transferred assets with PMC Capital as of December 31, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$70,842	$(4,874)
Losses increase by 100 basis points per annum (1)	$66,143	$(9,573)
Rate of prepayments increases by 5% per annum (2)	$73,592	$(2,124)
Rate of prepayments increases by 10% per annum (2)	$72,169	$(3,547)
Discount rates increase by 100 basis points	$72,577	$(3,139)
Discount rates increase by 200 basis points	$69,639	$(6,077)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in value may not be linear. The effect of a variation in a particular assumption on the value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

     Changes in any of these assumptions or actual results which deviate from assumptions affect the value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.

We are leveraged.

     We have borrowed funds and intend to obtain additional funds through advances under our revolving credit facility, issuance of mortgage notes payable and/or issuance of notes payable or SBA debentures, if available. As a result, we use leverage to fund our capital needs. Private lenders and, subsequent to the Merger, the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

There are significant risks in lending to small businesses.

     Our loans receivable consist primarily of loans to small, privately-owned companies. There is no publicly available information about these companies; therefore, we must rely on due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable from such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

There is volatility in the valuation of our loans receivable.

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

     To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves.

We have an ongoing need for additional capital since earnings are required to be paid as dividends.

     We will continue to need capital to fund loans. Historically, we have sold loans receivable as part of structured loan transactions, borrowed from financial institutions and issued equity securities to raise capital. A reduction in the availability of funds from financial institutions or the asset-backed securities market could have a material adverse effect on our financial condition and our results of operations. We must distribute at least 90% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loan originations or acquire real estate. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market.

We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.

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

     First Western sells the guaranteed portion of most of its originated loans through private placements. These sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consists only of the spread between the interest it collects from the borrower and the interest it pays the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests.

Changes in interest rates could negatively affect lending operations, which could result in reduced earnings.

     The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds (historically either short-term at variable rates or a longer term at fixed rates) and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.

     We primarily originate variable-rate loans and, subsequent to the Merger, have debt which is long-term and at fixed interest rates and preferred stock which is long-term with a fixed dividend yield. If the yield on loans originated with funds obtained from fixed-rate borrowings or preferred stock fails to cover the cost of such funds, our cash flow will be reduced.

     As a result of our dependence on variable-rate loans (we are currently originating primarily variable-rate loans and the majority of our commitments are for variable-rate loans), our interest income has been, and will continue to be, reduced. In addition, to the extent that rates remain at these historically low levels, or LIBOR decreases from current levels, interest income on our currently outstanding loans receivable will decline.

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

There may be significant fluctuations in our quarterly results.

     Our quarterly operating results fluctuate based on a number of factors, including, among others:

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

Failure to qualify as a REIT would subject us to U.S. Federal income tax.

     If a company meets certain income and asset diversification and income distribution requirements under the Code, it can qualify as a REIT and be entitled to pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements. We are also subject to a non-deductible 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

     We believe that we have operated in a manner that allows us to qualify as a REIT under the Code and intend to continue to so operate. Although we believe that we are organized and operate as a REIT, no assurance can be given that we will remain qualified as a REIT following the Merger. Qualification as a REIT involves the application of technical and complex provisions of the Code for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification.

     If the combined company fails to qualify as a REIT, we may, among other things:

•	not be allowed a deduction for distributions to our shareholders in computing our taxable income;
•	be subject to U.S. Federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;
•	be subject to increased state and local taxes; and,
•	unless entitled to relief under certain statutory provisions, be disqualified from treatment as a REIT for the taxable year in which we lost our qualification and the four taxable years following the year during which we lost our qualification.

     As a result of these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, substantially reduce the funds available for distribution to our shareholders and may reduce the market price of our common shares.

Ownership limitation may restrict change of control or business combination opportunities.

     In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.

     In order to preserve our REIT status, our declaration of trust generally prohibits any shareholder from directly or indirectly owning more than 9.8% of any class or series of our outstanding common shares or preferred shares. The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

U.S. Federal income tax requirements may restrict our operations which could restrict our ability to take advantage of attractive investment opportunities.

     We believe we have operated, and will continue to operate, in a manner that is intended to qualify as a REIT for U.S. Federal income tax purposes. However, the U.S. Federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. Federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT will require us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding shares and the amount of distributions we make on an ongoing basis.

     At any time, new laws, interpretations, or court decisions may change the federal tax laws regarding, or the U.S. Federal income tax consequences of, qualification as a REIT. In addition, compliance with the REIT qualification tests could restrict our ability to take advantage of attractive investment opportunities in non-qualifying assets, which would negatively affect the cash available for distribution to our shareholders.

Failure to make required distributions would subject us to tax.

     In order to qualify as a REIT, an entity generally must distribute to its shareholders, each taxable year, at least 90% of its taxable income, other than any net capital gain and excluding any retained earnings of taxable REIT subsidiaries. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, the REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•	85% of its ordinary income for that year;
•	95% of its capital gain net income for that year; and
•	100% of its undistributed taxable income from prior years.

     We have paid out, and intend to continue to pay out, our REIT taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both Federal corporate income tax and the 4% excise tax.

     Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles (“GAAP”) because, for example, capital losses will be deducted in determining GAAP income, but may not be deductible in computing taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as excess non-cash income. Although some types of non-cash income are excluded in determining the 90% distribution requirement, we will incur federal corporate income tax and the 4% excise tax with respect to any non-cash income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% excise tax in that year.

Our ownership of and relation with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

     Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

     Subsequent to the Merger, the aggregate value of our taxable REIT subsidiary stock and securities will be less than 20% of the value of our total assets (including our taxable REIT subsidiary stock and securities). Furthermore, we will monitor at all times the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

We operate in a highly regulated environment.

     Changes in the laws or regulations governing REITs may significantly affect our business. As a company whose common shares are publicly traded, we are subject to the rules and regulations of the Securities and Exchange Commission. In addition, subsequent to the Merger, we are regulated by the SBA. Changes in laws that govern our entities may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or our results of operations.

     At any time, U.S. Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect us. On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced maximum tax rate generally does not apply to ordinary REIT dividends, which continue to be subject to tax at the higher tax rates applicable to ordinary income (a maximum rate of 35% under the new legislation). However, the new 15% maximum tax rate does apply to certain REIT distributions. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and may adversely affect the market price of our common shares.

     In conjunction with our assets acquired in liquidation, we are subject to numerous Federal, state and local laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons.

     Under various Federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be considered liable for the costs of remediating or removing hazardous substances found on its property, regardless of whether or not the property owner or operator was responsible for its presence. Such liability may be imposed regardless of fault and may be joint and several. We have not been informed by the Environmental Protection Agency or any state or local government authority of any non-compliance likely to be material to our financial statements or results of operations.

We are subject to the Americans with Disabilities Act.

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

EMPLOYEES

     We had no salaried employees as of December 31, 2003 since PMC Advisers, Ltd. and its subsidiary (together, the “Investment Manager”), indirect wholly-owned subsidiaries of PMC Capital, provided all personnel required for our operations.

     Subsequent to the Merger, we are self-managed and employ 43 individuals including marketing professionals, investment professionals, operations professionals and administrative staff. In addition, we have employment agreements with certain of our officers. Annual base salary during the terms of the contracts does not exceed $315,000 for any one individual. Our operations are conducted from our Dallas, Texas office. Management believes the relationship with our employees is good.

COMPETITION

     Our primary competition for lending opportunities has come from banks, financial institutions and other lending companies. Many of these competitors have greater financial and managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). As a result of these competitors’ greater financial resources, they may be better able to withstand the impact of economic downturns than we are. We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. In addition, the variety and flexibility of our lending programs enhances our ability to react to current market conditions.

CUSTOMERS

     In relation to our lending division, we are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

     Our property division is dependent upon Arlington to operate the Hotel Properties. Lease income from Arlington represents 100% of the revenue in this segment. The loss of Arlington as operator of our properties would have a material adverse effect on us. As a REIT, we would be required to find another operator for our Hotel Properties and lease income could be substantially less than we currently receive. Until such time as a new lease would be entered into, we would incur holding costs, legal fees and costs to re-franchise the properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

AVAILABLE INFORMATION

     We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public, free of charge, at our internet site www.pmctrust.com, as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC or at the SEC’s internet site at www.sec.gov.

Item 2. PROPERTIES

     Subsequent to the Merger, we lease office space for our corporate headquarters in Dallas, Texas under an operating lease which expires in October of 2011.

     At December 31, 2003, we owned 21 Hotel Properties. The Hotel Properties are leased to a wholly-owned subsidiary of Arlington pursuant to individual property leases which are subject to the terms of a master lease agreement. Pursuant to the master lease agreement, aggregate base rent is paid to us based on the number of Hotel Properties we own. The master lease and the underlying individual property leases expire in June 2008, but each can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. If fully extended, the term of the master lease would continue until September 2020. Arlington guarantees the payment of the rent due under the terms of the master lease agreement and the individual property leases. In addition, the master lease requires a deposit of two months base rent (approximately $850,000 at December 31, 2003). If Arlington defaults under the master lease, we have the right to, among other things, terminate the master lease and litigate to receive damages pursuant to the guarantee as a result of the default. Lease income represented approximately 38% of our total revenues during 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

     The following table describes the location, number of rooms, year built and annual base rent for 2004 relating to each of these properties:

				Annual
		Rooms in	Year	Base
City	State	Hotel	Built	Rent (1)
Eagles Landing	Georgia	60	1995	$241,685
Smyrna	Georgia	60	1996	231,180
Rochelle	Illinois	61	1997	252,190
Macomb	Illinois	60	1995	273,215
Sycamore	Illinois	60	1996	273,215
Plainfield	Indiana	60	1992	252,190
Mt. Pleasant	Iowa	63	1997	231,180
Storm Lake	Iowa	61	1997	220,675
Coopersville	Michigan	60	1996	252,190
Grand Rapids North	Michigan	60	1995	283,720
Grand Rapids South	Michigan	61	1997	283,720
Monroe	Michigan	63	1997	262,700
Port Huron (2)	Michigan	61	1997	262,700
Tupelo	Mississippi	61	1997	241,685
Ashland	Ohio	62	1996	315,250
Marysville	Ohio	79	1990	336,260
Wooster East	Ohio	58	1994	210,170
Wooster North	Ohio	60	1995	210,170
Jackson	Tennessee	61	1998	262,700
McKinney	Texas	61	1997	262,700
Mosinee	Wisconsin	53	1993	178,640

		1,285		$5,338,135

(1)	Annual base rent includes a CPI adjustment (1.9% increase) which was effective January 1, 2004.
(2)	Represents our real estate investment held for sale at December 31, 2003.

Item 3. LEGAL PROCEEDINGS

     In the normal course of business, including our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Shareholders was originally set for December 30, 2003 and was postponed or adjourned to January 9, 2004 for the solicitation of additional votes. There were 5,957,596 votes for the postponement or adjournment, 291,327 votes against and 117,631 abstentions.

     At the Company’s Annual Meeting of Shareholders held on January 9, 2004, the following members were elected to the Board of Trust Managers: Nathan G. Cohen, Martha R. Greenberg, Roy H. Greenberg, Irving Munn, Andrew S. Rosemore, Lance B. Rosemore, and Ira Silver.

     The proposal to approve the agreement and plan of merger dated March 27, 2003 and the transactions contemplated by the merger agreement, including the Merger of PMC Capital with and into PMC Commercial, was approved. There were 4,497,152 votes for, 133,664 votes against and 92,688 abstentions.

     The proposal to amend our declaration of trust and provide that the holders of company common shares may vote on all matters presented at all meetings of shareholders was approved. There were 4,461,037 votes for, 168,027 votes against and 94,441 abstentions.

     The proposal to amend our declaration of trust and provide that the Board of Trust Managers may amend, repeal or adopt new bylaws was approved. There were 4,300,761 votes for, 292,922 votes against and 129,818 abstentions.

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved. There were 6,207,785 votes for, 54,765 votes against and 104,005 abstentions.

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

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share
December 31, 2003	$15.94	$13.53	$0.380	—
September 30, 2003	$14.09	$13.00	$0.380	—
June 30, 2003	$14.45	$11.25	$0.380	—
March 31, 2003	$13.59	$12.44	$0.400	—

December 31, 2002	$13.67	$11.25	$0.400	$0.020
September 30, 2002	$15.10	$12.80	$0.400	—
June 30, 2002	$15.50	$14.05	$0.400	—
March 31, 2002	$14.75	$12.85	$0.400	—

December 31, 2001	$13.98	$11.80	$0.400	—
September 30, 2001	$15.24	$11.85	$0.380	—
June 30, 2001	$14.95	$11.65	$0.375	—
March 31, 2001	$13.95	$9.00	$0.365	—

     On March 8, 2004, there were approximately 1,580 holders of record of Common Shares and the last reported sales price of the Common Shares was $16.90.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2003. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share information)
Total revenues	$14,586	$15,752	$16,130	$18,776	$20,998
Total expenses	$7,755	$7,533	$8,128	$11,465	$11,370
Income from continuing operations.	$6,831	$8,219	$8,002	$7,311	$9,628
Discontinued operations	$632	$1,155	$650	$633	$636
Gain on sale of assets	$711	$562	$2,783	$1,421	$—
Net income	$8,174	$9,936	$11,435	$9,365	$10,264
Basic weighted average common shares outstanding	6,448	6,444	6,431	6,520	6,530
Basic and diluted earnings per common share:
Income from continuing operations and gain on sale of assets	$1.17	$1.39	$1.68	$1.34	$1.47
Net income	$1.27	$1.54	$1.78	$1.44	$1.57
Dividends declared, common	$9,932	$10,440	$9,789	$11,367	$12,016
Dividends per common share	$1.54	$1.62	$1.52	$1.75	$1.84

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Loans receivable, net	$50,584	$71,992	$78,486	$65,645	$115,265
Real estate investments, net	$41,205	$44,928	$52,718	$65,674	$70,683
Real estate investments, held for sale, net	$2,134	$1,877	$—	$—	$—
Retained interests in transferred assets	$30,798	$23,532	$17,766	$11,203	$—
Total assets	$132,292	$149,698	$156,347	$151,399	$197,237
Notes payable and revolving credit facility	$33,380	$48,491	$57,070	$53,235	$97,757
Beneficiaries’ equity	$92,091	$93,929	$92,771	$89,785	$91,932
Total liabilities and beneficiaries’ equity	$132,292	$149,698	$156,347	$151,399	$197,237

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     PMC Capital was merged into PMC Commercial, with PMC Commercial continuing as the surviving entity, on February 29, 2004. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which is the average closing price of our common stock for the three days preceding the date of the announcement adjusted by declared but unpaid dividends. The Merger was accounted for under the purchase method of accounting as provided by SFAS No. 141.

     We entered into a letter agreement with Arlington, the lessee of our Hotel Properties, on March 12, 2004, pursuant to which we granted Arlington, among other things, reduced cash payments on the base rent due under the master lease for the March and April 2004 payments. The letter agreement terminates on April 30, 2004, at which point Arlington is required to pay the difference between the reduced rent payments made for March and April 2004 and the base rent for those two months provided for in the master lease.

BUSINESS

     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. We then sell certain of our loans receivable through privately-placed structured loan sale transactions. Historically, we have retained residual interests in all loans receivable sold through our ownership in the related SPEs.

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

CURRENT OPERATING OVERVIEW AND ECONOMIC FACTORS

     The following provides a summary of our current operating overview and significant economic factors that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans, the operations of our properties and/or the performance of our SPEs.

     At December 31, 2003, our variable-rate and fixed-rate loans receivable were $21.2 million (41%) and $30.3 million (59%) of our loans receivable, respectively. At December 31, 2003, substantially all of our commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans. At December 31, 2003, our total loan commitments and approvals outstanding of $7.7 million with a weighted average interest rate of 5.6% were primarily with variable interest rates based on spreads over LIBOR ranging from 4.0% to 4.5%.

     Prior to 2002 we only originated fixed interest rate loans. During the first half of 2002, we began experiencing decreases in lending opportunities, loans funded and loan commitments compared to the prior year primarily due to competition resulting from the interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of low short-term interest rates, banks have been offering their “mini-perm” short-term loans at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. Therefore, we commenced and continue to focus on marketing and selling a variable-rate loan product based on LIBOR which presently provides a lower cost variable interest rate alternative to our borrowers as a result of these market conditions.

     As a result of our increasing percentage of variable-rate loans, the continued prolonged low interest rate environment has caused our interest income to be reduced. To the extent that rates remain at or below these historically low levels, we will earn less interest income. Alternatively, when rates rise in the future, the interest we earn on our performing variable-rate loans will increase. In addition, the decreased loan origination volume during 2003 (compared to 2002), resulting from the factors described below, affected our interest income. Interest income will continue to be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease and/or (iii) problem loans increase.

     Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). A significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. Over the past few years the spread has been reduced causing decreased income from continuing operations and there can be no assurance that it will not continue to decrease. We believe that our LIBOR-based loan program allows us to compete more effectively, provides us with a more attractive securitization product and provides us with a net interest spread that is less susceptible to interest rate fluctuations than our fixed-rate transactions.

     Most of our loans are to borrowers operating properties in the limited service sector of the hospitality industry. The limited service sector of the hospitality industry, as a subset of the hospitality industry, does not always react to economic conditions in the same manner as the rest of the hospitality industry. For example, while all sectors of the hospitality industry experienced reductions in occupancy and room rates in 2001 and 2002, the limited service sector of the hospitality industry was not as negatively impacted and, as a consequence, the rebound in the hospitality industry in occupancy and room rates during 2003 primarily affected sectors other than the limited service hotels. Economic conditions that impact the limited service sector of the hospitality industry and, to a lesser degree, the hospitality industry in general, have a significant impact on our loans to and investments in hospitality properties, and our future lending operations.

     The limited service sector of the hospitality industry was experiencing lower demand during 2001 and 2002 due primarily to geopolitical uncertainties and the sluggish economy. During this period, there was an increase in borrowers with cash flow shortages that caused us to increase our loans identified as “problem assets.” In addition, we experienced higher provisions for loan losses in 2003 than our pre-2001 historical losses, although our loan losses continue to be lower than industry standards. These higher loan losses were partially caused by a weakness in the value of the limited service hotel properties that were collateral for our loans. As a result of the market weaknesses in 2001 and 2002, new construction of hospitality properties was significantly reduced and the number of property sales was significantly reduced. In times of economic downturn resulting in fewer properties being sold or constructed, the collateral value underlying our loans receivable could be reduced and, as a result, the equity our borrowers have in their properties could be reduced. To the extent the loan goes into default, the magnitude of the impairment could be greater. In addition, during these periods, the length of time to sell assets acquired in liquidation may increase. Even though lower interest expense helped the industry, we may have to foreclose upon properties and the losses experienced may be greater than those historically incurred. We believe that the current increases in occupancy and room rates experienced by the limited service sector of the hospitality industry and the expectation of additional increases should help to reduce the number of problem assets. It also appears that the resale market for limited service hospitality properties has strengthened.

     While occupancy increased slightly for the overall hospitality industry, average room rates showed a slight decline in 2003 based on published industry statistics. The industry’s net operating income has been in a downcycle, having been affected by travel warnings and increased travel time due to improved security measures as well as internet bookings which have all negatively impacted revenues. We anticipate that lodging demand will increase in 2004 as the lodging industry follows the economy. Improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed rate and “mini-perm” loans. As a result, we anticipate an improvement in volume but continued net interest spread pressure.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways. As a result of recent announcements by foreign oil producers, it is widely expected that domestic gasoline prices will be at record high levels in the near future. The current rise is gasoline prices may have an impact on the summer travel season.

     As a result of the delayed securitization, competition and economic environment as described above, our fundings during 2003 were lower than 2002 and did not meet our expectations. Furthermore, our outstanding commitments have been significantly reduced from $40.9 million at December 31, 2002 to $7.7 million at December 31, 2003. Our fundings were reduced in part due to our lack of funds which resulted from reduced capacity to borrow on our revolving credit facility and the delay in our structured loan sale transaction. We did not complete a structured loan sale transaction that we had initially anticipated to be completed in the first quarter of 2003 until October 2003 as a result of unfavorable market conditions. As a result of our reduced funds, we limited the amount of commitments to originate new loans during the first nine months of 2003. Subsequent to the completion of our structured loan sale transaction, it took more time than expected to re-establish some of our loan demand generators and we were cautious in our underwriting since the economic conditions were still tenuous. As a result, there were only a few commitments generated during the fourth quarter of 2003 and our pipeline for new loan originations continued to be reduced. While this trend has continued into 2004, recently, as the signs of economic recovery appear to be more promising and our renewed marketing efforts have gained momentum, we have seen an increase in activity and we have entered into several commitments to originate new loans.

     We also own 21 limited service hospitality properties. As a REIT, we cannot operate these properties. As a result, we are dependent upon Arlington to operate and manage our hotel properties. Arlington’s operating results, including the operations of our hotel properties, are subject to a variety of risks which could affect Arlington’s ability to generate sufficient cash flow to support the payment obligations under the master lease agreement. In the event Arlington defaults on the master lease agreement, there is no assurance that we would be able to find a new operator for our hotel properties, negotiate to receive the same amount of lease income or collect on the guarantee of the parent of Arlington. In addition, in the event Arlington defaults, we may incur costs, including holding costs, legal fees and costs to re-franchise the properties. Arlington is a publicly traded company.

     In addition to our lending and property ownership, problems in the asset-backed securities market could impact our ability or alter our decision to complete a structured loan sale transaction on a timely basis or cause us to sell loans receivable on less favorable terms. Based on secondary market trading on our securities and recently announced transactions, the market for small business loan securitizations appears to be improving. However, since we presently do not have a significant amount of securitizable loans available and our outstanding commitments are $7.7 million ($23.3 million subsequent to the Merger), we do not anticipate a securitization until the latter part of 2004 at the earliest. See “Item 1. Business — Risk Factors.”

PORTFOLIO INFORMATION

Lending Activities

General

     Our lending activities consist primarily of originating loans to borrowers who operate in the hospitality industry. Our net loans receivable were $50.6 million and $72.0 million at December 31, 2003 and 2002, respectively. During 2003 and 2002, we originated loans totaling $31.3 million and $32.8 million and received principal repayments of $7.6 million (of which approximately $2.6 million represented prepayments and $2.4 million represented balloon maturities) and $12.3 million (of which approximately $9.6 million represented prepayments), respectively. When originating a loan, we charge a commitment fee. During 2003 and 2002, we collected commitment fees of $110,000 and $575,000, respectively. The commitment fees collected during 2003 were lower than 2002 due to reduced commitments entered into to originate new loans during 2003. A significant portion of borrowers whose loans were funded in 2003 paid their commitment fees in 2002. Commitment fees are collected when the prospective borrower accepts our proposed terms and are deferred and recognized as an adjustment of yield over the life of the related loan receivable.

     At December 31, 2003, approximately $21.2 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on LIBOR with a weighted average interest rate of approximately 5.4%. The spread that we charge over LIBOR generally ranges from 4.0% to 4.5%. LIBOR used in determining interest rates during the first quarter of 2004 (set on January 1, 2004) was 1.15%. To the extent LIBOR changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at December 31, 2003, approximately $30.3 million of our loans receivable had a fixed interest rate with a weighted average interest rate of 10.1%. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Activity

     Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment (the prime rate, LIBOR and the interest rates on treasury notes decreased substantially during 2002 and remained low in 2003). We believe that we may continue to see prepayment activity at higher levels (particularly in relation to our fixed-rate loans receivable) in 2004. Many of our prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

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

     Senior management closely monitors our problem loans which are classified into two categories: Impaired Loans and Special Mention Loans (together, “Problem Loans”). Our Impaired Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans receivable that are either not complying or had previously not complied with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Problem Loans were as follows:

	December 31,
	2003	2002
	(In thousands)
Impaired Loans:
Loans receivable	$1,748	$1,756
Sold loans of SPEs	1,357	—

	$3,105	$1,756

Special Mention Loans:
Loans receivable	$249	$—
Sold loans of SPEs	—	1,362

	$249	$1,362

Percentage impaired loans:
Loans receivable	3.4%	2.4%
Sold loans of SPEs	0.9%	—
Percentage Special Mention Loans:
Loans receivable	0.5%	—
Sold loans of SPEs	—	1.3%

     Our provision for loan losses as a percentage of our weighted average outstanding loans receivable was 0.40% (40 basis points) and 0.09% (nine basis points) during 2003 and 2002, respectively. At December 31, 2003 and 2002, we had reserves in the amount of $675,000 and $365,000, respectively, against loans receivable that we have determined to be potential Impaired Loans.

Retained Interests

     At December 31, 2003 and 2002, the estimated fair value of our Retained Interests was $30.8 million and $23.5 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) contractually required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”). Retained Interests are our residual interest in the loans sold by us to the SPE. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their fair value. Retained Interests are subject to credit, prepayment and interest rate risks. Retained Interests are materially more susceptible to these risks than the notes issued by the SPE.

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

     The net unrealized appreciation on our Retained Interests at December 31, 2003 and 2002 was $3.6 million and $3.8 million, respectively. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

Assets Acquired in Liquidation

     With regard to properties acquired through foreclosure, deferred maintenance issues must be addressed prior to operation of the property or it may not be economically justifiable to operate the property prior to its sale. To the extent keeping the property in operation is deemed to assist in attaining a higher value upon sale, we will take steps to do so including hiring third party management companies to operate the property.

     In connection with the sale of our assets acquired in liquidation to third parties, we may finance a portion of the purchase price of the property. These loans will typically bear market rates of interest. While these loans are evaluated using the same methodology as our loans receivable, certain lending criteria may not be able to be achieved.

Property Ownership

     Our Hotel Properties are operated by Arlington pursuant to our sale/leaseback agreement.

     The following table summarizes statistical data regarding our 21 Hotel Properties (1):

	Years Ended December 31,
	2003	2002	2001
Occupancy	56.01%	58.80%	58.15%
ADR (2)	$54.60	$55.15	$56.43
RevPAR (3)	$30.58	$32.44	$32.82
Room revenue	$14,274,610	$15,161,248	$15,352,172
Rooms rented	261,499	274,826	272,058
Rooms available	466,866	467,386	467,821

(1)	Arlington has provided all data (only includes properties owned as of December 31, 2003).
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the Hotel Properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington. Room revenue decreased by approximately 6% during 2003. The reduction in revenues was primarily caused by several properties which experienced increased competition from newly constructed properties causing reductions in both occupancy and ADR. Historically, when new competition exists, there is a period of time in which revenues are impacted.

     A summary of financial information for the lessee of our properties, Arlington, (which has been derived from their latest available public filings as of our filing date) as of September 30, 2003 and December 31, 2002, and for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 is as follows:

ARLINGTON HOSPITALITY, INC.

	September 30,	December 31,
	2003	2002
	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$87,006	$103,903
Cash and short term investments	4,079	3,970
Total assets	104,742	119,934
Total liabilities	91,020	102,564
Shareholder’s equity	13,722	17,370

	Nine Months Ended September 30,		Years Ended December 31,
	2003	2002	2002	2001
	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$57,392	$50,254	$76,531	$77,153
Operating income (loss)	(900)	4,050	1,992	5,547
Net income (loss)	(3,758)	222	(1,710)	755

     Arlington is a public entity that files periodic reports with the SEC. Additional information about Arlington, including December 31, 2003 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

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

     Our provision for loan losses was 0.40% (40 basis points) and 0.09% (nine basis points) of our weighted average outstanding loans receivable during 2003 and 2002, respectively. At December 31, 2003 and 2002, we had reserves in the amount of $675,000 and $365,000, respectively, against loans receivable that we have determined to be potential Impaired Loans. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

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

     Significant estimates related to our Retained Interests were as follows at December 31, 2003:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates
2000 Joint Venture	10.0%	2.98%	7.2% to 11.9%
2001 Joint Venture	10.0%	3.58%	7.2% to 11.9%
2002 Joint Venture	10.0%	3.71%	7.6% to 12.3%
2003 Joint Venture	10.0%	3.18%	7.8% to 12.1%

(1)	Based on anticipated principal prepayments considering the loans sold and other similar loans.
(2)	As a percentage of the outstanding principal balance of the underlying loans receivable as of December 31, 2003 based upon per annum losses that ranged from 0.5% to 0.9%.

     At December 31, 2003, we have identified one sold loan ($1.4 million) that we consider an Impaired Loan. If we have to liquidate this loan, losses may exceed estimates and the value of our Retained Interests will decline.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2003 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$28,632	$(2,166)
Losses increase by 100 basis points per annum (1)	$26,547	$(4,251)
Rate of prepayment increases by 5% per annum (2)	$29,736	$(1,062)
Rate of prepayment increases by 10% per annum (2)	$29,092	$(1,706)
Discount rates increase by 100 basis points	$29,446	$(1,352)
Discount rates increase by 200 basis points	$28,181	$(2,617)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in value may not be linear. The effect of a variation in a particular assumption on the value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Overview

     Income from continuing operations decreased by $1,388,000 (17%) to $6,831,000 during 2003 from $8,219,000 during 2002. Net income decreased by $1,762,000 (18%), to $8,174,000 during 2003 from $9,936,000 during 2002. Our basic earnings per share decreased $0.27 (18%), to $1.27 per share during 2003 from $1.54 per share during 2002. The decrease in net income is primarily due to:

•	decreased other income of $825,000 due to reduced prepayments resulting in lower prepayment fee income;
•	decreased interest income of $460,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans; and
•	a decrease in the gain on sale of our real estate investments of $380,000 as one hotel property was sold during 2003 while two hotel properties were sold during 2002.

     Partially offsetting these decreases in net income were:

•	decreased interest expense of $241,000 due primarily to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing; and
•	an increase in the gain on sale of our loans receivable of $149,000 due primarily to a larger volume of loans sold.

     Significant changes in revenues and expenses are further described below.

Revenues

     The interest income decrease of $460,000 (7%), to $5,776,000 during 2003 from $6,236,000 during 2002 was primarily attributable to (i) the sale of $45.4 million in loans receivable in a structured loan sale transaction completed in October 2003, (ii) the sale of the majority of our fixed-rate loans receivable in a structured loan sale transaction completed in April 2002, (iii) decreasing variable interest rates and (iv) principal collections including loan maturities and prepayments of our fixed-rate loans which were reinvested in lower yielding variable-rate loans.

     Our lease income increased by $70,000 (1%), to $5,529,000 during 2003 from $5,459,000 during 2002 primarily due to a 2% (CPI) increase in base rent during 2003.

     Income from Retained Interests increased $49,000 (2%), to $2,942,000 during 2003 compared to $2,893,000 during 2002. The income from our Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The increase was primarily the result of an increase in the balance of our Retained Interests due to the completion of our 2003 structured loan sale transaction partially offset by a decrease in the yield on our Retained Interests to 12.3% during 2003 from 13.2% during 2002 resulting primarily from better than anticipated cash flows in 2002.

     Other income decreased $825,000 (71%), to $339,000 during 2003 compared to $1,164,000 during 2002 which is primarily attributable to increased prepayment fees received during 2002. Prepayment fees increased sharply in 2002 as a result of the refinancing options at low fixed interest rates made available by mini-perm loans offered by banks. While interest rates remained low and mini-perm bank loans were still available in 2003, many of the borrowers that considered refinancing did so during 2002. As a result of the continued low interest rate environment, we anticipate higher levels of prepayment activity in 2004 than we experienced during 2003.

Interest Expense

     Interest expense decreased by $241,000 (7%), to $3,204,000 during 2003 from $3,445,000 during 2002. Interest expense consisted of the following:

	Years Ended
	December 31,
	2003	2002
	(In thousands)
Structured Notes	$1,477	$1,982
Mortgages on Hotel Properties	1,123	1,156
Revolving credit facility	576	296
Other	28	11

	$3,204	$3,445

     The decrease was primarily attributable to a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($18.7 million outstanding at December 31, 2003 compared to $26.0 million outstanding at December 31, 2002). This decrease was partially offset by an increase in the weighted average borrowings outstanding under our revolving credit facility to $17.3 million during 2003 compared to $4.2 million during 2002. The weighted average interest rate on our revolving credit facility decreased to 3.1% during 2003 from 3.6% during 2002.

Other Expenses

     Fees associated with the advisory agreements with our Investment Manager consisted of the following:

	Years Ended
	December 31,
	2003	2002
	(In thousands)
Investment management fee	$2,047	$1,927
Lease supervision fee	378	401

Total fees incurred	2,425	2,328
Less:
Management fees included in discontinued operations	(29)	(42)
Fees incurred on behalf of the SPEs	(338)	(298)
Cost of structured loan sale transactions	(102)	(57)
Cost of property sales	(10)	(20)
Fees capitalized as cost of originating loans	(108)	(135)

Advisory and servicing fees to affiliate, net	$1,838	$1,776

     Our provision for loan losses increased $245,000 (377%), to $310,000 during 2003 from $65,000 during 2002. During 2003, we increased reserves on a loan on which significant doubt exists as to the ultimate realization of the loan.

Discontinued operations

     Our profit from discontinued operations decreased by $523,000 (45%), to a net profit of $632,000 during 2003 from a net profit of $1,155,000 during 2002. The decrease was primarily a result of property sales. Included in discontinued operations are the gains from selling one hotel property in 2003 and two hotel properties in 2002. The gain recognized in 2003 was $380,000 less than 2002. Results of operations for the two properties sold during 2002, the property sold during 2003 and the property held for sale at December 31, 2003 are included in discontinued operations for 2003 and 2002.

Gain on sale of assets

     Gain on sale of loans receivable was $711,000 and $562,000 during 2003 and 2002, respectively. The increase in the gain is primarily the result of (i) an increase in the amount of loans sold from $27.3 million in April 2002 to $45.4 million during October 2003 and (ii) an increase in the spread earned at the time the transactions were completed to 2.77% for the structured loan sale transaction completed in October 2003 compared to 2.56% for the structured loan sale transaction completed in April 2002. These increases were partially offset by an increase in costs for the 2003 transaction due primarily to the delay in completing the securitization.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Overview

     Income from continuing operations increased by $217,000 (3%), to $8,219,000 during 2002 from $8,002,000 during 2001. Net income decreased by $1,499,000 (13%), to $9,936,000 during 2002 from $11,435,000 during 2001. Our basic earnings per share decreased $0.24 (13%), to $1.54 per share during 2002 from $1.78 per share during 2001. The decrease in net income is primarily due to:

•	decreased interest income of $1,545,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans;
•	a reduction in the gain on sale of our loans receivable of $871,000 due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	a reduction in the gain on sale of our real estate investments of $687,000 as a result of the sale of five properties during 2001 compared to two properties sold during 2002; and
•	decreased lease income of $535,000 as a result of the sale of five hotel properties during 2001.

     Partially offsetting these decreases in net income were:

•	increased income from our Retained Interests of $1,078,000 due primarily to the completion of structured loan sale transactions;
•	increased other income of $624,000 due primarily to increased prepayment fees received; and
•	decreased interest expense of $575,000 due to reduced balances outstanding on our structured notes payable from our 1998 structured loan financing and a decrease in the weighted average balance and interest rate on our revolving credit facility.

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

     Lease income decreased by $535,000 (9%), to $5,459,000 during 2002 from $5,994,000 during 2001. Lease income decreased primarily due to the sale of five hotel properties during 2001.

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

     The decrease was primarily attributable to (i) a decrease in the principal outstanding on our structured notes payable from our 1998 structured loan financing ($26.0 million outstanding at December 31, 2002 compared to $33.8 million outstanding at December 31, 2001), (ii) a decrease in the weighted average borrowings outstanding under the revolving credit facility to $4.2 million during 2002 compared to $6.5 million during 2001 and (iii) a decrease in the weighted average interest rate on our revolving credit facility to 3.6% during 2002 from 5.6% during 2001.

Other Expenses

     Fees associated with the advisory agreements with our Investment Manager consisted of the following:

	Years Ended
	December 31,
	2002	2001
	(In thousands)
Investment management fee	$1,927	$1,803
Lease supervision fee	401	461

Total fees incurred	2,328	2,264
Less:
Management fees included in discontinued operations	(42)	(67)
Fees incurred on behalf of the SPEs	(298)	(198)
Cost of structured loan sale transactions	(57)	(60)
Cost of property sales	(20)	(20)
Fees capitalized as cost of originating loans	(135)	(208)

Advisory and servicing fees to affiliate, net	$1,776	$1,711

     Provision for loan losses decreased $135,000 (68%), to $65,000 during 2002 from $200,000 during 2001. The reserves established during 2001 were related to two loans that we identified as potential problem loans. At December 31, 2002, no loans were delinquent greater than 31 days; however, we identified a reserve on one loan on which significant doubt existed as to the ultimate realization of the loan. While this loan was current in its payments of both principal and interest, we were aware of information regarding the borrower that indicated that, upon maturity, the borrower would be unable to meet their obligations, and it was expected that a sale of the collateral would result in a net recovery below the principal amount due.

Discontinued operations

     Our profit from discontinued operations increased by $505,000 (78%), to a net profit of $1,155,000 during 2002 from a net profit of $650,000 during 2001. During 2002, we sold two of our hotel properties for $5.2 million resulting in a net gain on sale of $663,000. In addition, in accordance with SFAS No. 144, results of operations from the hotel properties sold during 2002 are included in discontinued operations for the years ended December 31, 2002 and 2001; however, the corresponding gain on sale and operations of our real estate investments sold during 2001 were not reclassified to discontinued operations.

     Included in discontinued operations was the gain on sale of real estate investments of $1,350,000 during 2001 due to the sale of five of our Hotel Properties for $13.0 million.

Gain on sale of assets

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

CASH FLOW ANALYSIS

     We generated $8,710,000 and $11,213,000 in cash from operating activities during 2003 and 2002, respectively. The primary source of funds from operating activities is our net income which was $8,174,000 and $9,936,000 (a decrease of $1,762,000) during 2003 and 2002, respectively. Our cash flows from operating activities were also impacted by the change in our current assets and liabilities which decreased by $945,000 primarily due to a reduction in borrower advances.

     Our investing activities reflect a net source of funds of $17,534,000 and $7,104,000 during 2003 and 2002, respectively. This increase in source of funds of $10,430,000 provided by investing activities is primarily due to an increase in net proceeds received from our October 2003 structured loan sale transaction compared to our April 2002 structured loan sale transaction of $15,909,000 and an increase in proceeds from restricted investments of $1,954,000 due primarily to a reduction in funds on deposit at December 31, 2003 compared to 2002 for our 1998 structured loan financing transaction. Partially offsetting the increase was (i) a decrease in principal collected of $4,650,000, (ii) less proceeds from hotel property sales in 2003 compared to 2002 resulting in a decrease in net proceeds from sale of properties of $2,193,000 and (iii) merger related costs paid during 2003 of $670,000.

     Our financing activities reflect a net use of funds of $25,215,000 and $18,825,000 during 2003 and 2002, respectively. The decrease of $6,390,000 was due primarily to an increase in payments on our revolving credit facility of $5,900,000 since we repaid the balance on our revolving credit facility in October 2003 with the proceeds from our 2003 structured loan sale transaction.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

     In general, to meet our liquidity requirements, including origination of new loans, debt principal payment requirements and payment of dividends, we intend to utilize some of the following sources to generate funds:

•	Structured loan financings or sales;
•	Borrowings under our short-term collateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures or senior or medium-term notes;
•	Borrowings collateralized by Hotel Properties;
•	Sales of Hotel Properties; and/or
•	Equity issuance.

     Historically, our primary funding source has been the securitization and sale of our loans receivable. See “Structured Loan Sale Transactions.” A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations.

     Additional sources of funds include principal and interest collections on existing loans receivable, rent collected on our Hotel Properties and the cash flows from Retained Interests. As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent these sources represent taxable income, such amounts have historically been distributed to our shareholders. In 2004, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2004 dividend distributions. Therefore, our cash flows from operating activities are generally not available to fund portfolio growth or for the repayment of principal due on our debt.

     During 2003, our loans funded ($29.7 million) and debt repayments ($15.1 million) were primarily funded by principal collections on loans receivable of $7.6 million and proceeds from our structured loan sale transaction of $39.9 million.

     On February 29, 2004, we completed the Merger; therefore, our sources and uses of funds are expected to increase. The assumption of PMC Capital’s liabilities and preferred stock of subsidiary (approximately $65.7 million at December 31, 2003) include $35.0 million in notes payable (the “Medium Term Notes”) of which $15.0 million mature prior to August 2004 and SBA debentures of $18.5 million with maturities ranging from 2005 to 2013. The Medium Term Notes require us to meet certain covenants, the most restrictive of which require that (i) net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) consolidated earnings plus interest expense must exceed 150% of interest expense.

     We received cash of approximately $5.9 million which was used to pay down our Revolver, $1.5 million that was used to meet our working capital requirements, and $24.0 million that was available to fund loan originations of the SBIC subsidiaries acquired as part of the Merger.

     The primary use of our funds is to originate loans to small businesses in the limited service hospitality industry. During 2004, we anticipate loan originations will range from $50 million to $60 million. We will also use funds for payment of dividends to shareholders, interest, salaries and other general and administrative expenses, loan repurchases from our SPEs and principal payments on borrowings. To the extent funds are available, management believes that there may be alternative investment opportunities including investment in real estate. While we have historically been a lender to the limited service hospitality industry, we are not necessarily focusing solely on hospitality properties. We believe that there may be attractive acquisition opportunities in either retail shopping centers or commercial office buildings. We are attempting to identify properties that we could leverage up to 75% of their value. Without leverage, it is unlikely that our return on net equity investment would provide us with adequate investment returns. There can be no assurance that any properties will be identified or, to the extent identified, will be acquired. To date, no opportunities have been identified.

     In addition, the SBICs have $8.0 million in outstanding commitments from the SBA ($1.0 million expiring September 2004 and $7.0 million expiring September 2007) to guarantee future debentures. These debentures have 10-year maturities, are charged interest at a spread over 10-year treasuries and have semi-annual interest-only payments. To the extent funds are needed to originate loans by the SBICs, these pre-approved debentures can be issued.

     Upon completion of the Merger, our outstanding commitments to fund new loans were $23.3 million. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     We have $1.5 million in mortgages payable at an interest rate of 7.5% that mature in June 2004 and $1.5 million in mortgages payable at an interest rate of 8.0% that mature in October 2004. We anticipate that these mortgages payable will either be “rolled-over” into new mortgages payable with an extended maturity or repaid at maturity. In addition, of the $35.0 million of Medium Term Notes acquired through the Merger, $5.0 million (at an interest rate of LIBOR plus 1.3%) mature in April 2004 and $10.0 million (at an interest rate of LIBOR plus 1.4%) mature in July 2004.

     At December 31, 2003, we had availability of $30 million under our Revolver. On February 29, 2004, the Revolver was increased to provide us with availability of $40 million. We anticipate meeting our working capital needs, including refinancing the $15.0 million in Medium Term Notes that mature in 2004, with our Revolver. Under our Revolver, we are charged interest on the balance outstanding under the Revolver at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. The ratio must exceed 1.25 times. The facility matures December 31, 2004.

     We are currently evaluating several financing alternatives that will allow us more flexibility to grow our outstanding serviced portfolio and refinance our current maturities as they come due. These alternatives include increasing the size of our Revolver, issuing medium term notes, entering into a conduit warehouse facility, issuance of preferred stock and/or an equity issuance. In addition, we continue to pursue financings secured by mortgages on the unencumbered limited service hospitality properties owned by us. At December 31, 2003 properties with a net book value of approximately $18.0 million were unencumbered. We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels or sell assets.

Structured Loan Sale Transactions

     Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions are expected to be greater as a result of the Merger. On a combined basis, net proceeds would have been $90.6 million, $61.9 million, $74.0 million and $73.9 million from the completion of the 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. It is anticipated that our primary source of working capital during 2004 will again be a structured loan sale transaction.

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained Credit Enhancement Provisions that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the first quarter of 2004, as a result of delinquent loans in the 2001 Joint Venture with a principal balance of

$2.3 million, a Credit Enhancement Provision was triggered. As a consequence, cash flows of approximately $600,000 relating to this transaction have been deferred and utilized to fund the increased reserve requirement. We currently anticipate that the increased reserve requirement will be relieved when we exercise our option to repurchase these loans from the 2001 Joint Venture. In the event we do not exercise our option to repurchase these loans, we currently estimate that approximately $1.7 million of additional cash flows related to this transaction would be deferred and used to fund the increased reserve requirement. Management believes that these funds would be received in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan receivable originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The timing of a structured loan sale transaction also has significant impact on our financial condition and results of operations.

     In general, to the extent a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our Revolver, enter into new debt agreements, cease originating new loans until a structured loan sale transaction is completed, or sell additional assets, potentially on unfavorable terms. In addition, we may choose to sell pools of loans receivable on unfavorable terms (reducing our future cash flows) which could result in one or all of the following:

•	Increased cost of funds;
•	Increased cash reserve requirements;
•	Increased subordinated portions of loans receivable; or
•	Decreased transaction size.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan sale transaction. See “Item 1. Business — Risk Factors.”

Impact of Inflation

     To the extent we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. We primarily originate variable-rate loans and subsequent to the Merger we have $25.0 million in variable rate debt; therefore, we do not believe inflation will have a significant impact on us in the near future. We have matched our fixed-rate debt with fixed-rate producing assets. Our fixed-rate structured notes are matched with our fixed-rate loans receivable and our fixed-rate mortgages are matched with our properties with a fixed-rate base rent. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers and Arlington would be negatively impacted and loan losses and lease income could be affected. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

     The following summarizes our contractual obligations at December 31, 2003:

	Payments Due by Period
Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years
	(In thousands)
Notes payable (1)	$33,380	$13,165	$11,497	$2,910	$5,808
Revolver (2)	—	—	—	—	—
Advisory agreements (3)	578	578	—	—	—

Total contractual cash obligations	$33,958	$13,743	$11,497	$2,910	$5,808

(1)	Maturities of our 1998 structured notes payable ($18.7 million at December 31, 2003) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and loans losses.
(2)	There were no amounts outstanding under our Revolver at December 31, 2003.
(3)	Represents amounts due to PMC Advisers under our investment management agreement and lease supervision agreement for the fourth quarter of 2003. In connection with the Merger, the investment management agreement and lease supervision agreement with our Investment Manager were terminated on February 29, 2004.

     Our commitments at December 31, 2003 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years
	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Other commitments (2)	7,672	7,672	—	—	—

Total commitments	$7,672	$7,672	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Capital related to the Joint Ventures with a maximum exposure at December 31, 2003 of $49.0 million. As a result of the Merger, we no longer have a commitment.
(2)	Represents our loan commitments outstanding.

     Our off balance sheet arrangements consist primarily of structured loan sale transactions which are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. The terms of the notes payable issued by the SPEs provide that the owners of these SPEs are not liable for any payment on the notes. Accordingly, if the SPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the SPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a qualifying SPE; as a result, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. See “Item 1. Business — Structured Loan Sale Transactions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation of Retained Interests.”

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained Credit Enhancement Provisions that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. During the first quarter of 2004, as a result of delinquent loans in the 2001 Joint Venture with a principal balance of $2.3 million, a Credit Enhancement Provision was triggered. As a consequence, cash flows of approximately $600,000 relating to this transaction have been deferred and utilized to fund the increased reserve requirement. We currently anticipate that the increased reserve requirement will be relieved when we exercise our option to repurchase these loans from the 2001 Joint Venture. In the event we do not exercise our option to repurchase these loans, we currently estimate that approximately $1.7 million of additional cash flows related to this transaction would be deferred and used to fund the increased reserve requirement. Management believes that these funds would be received in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

     In addition, we have credit enhancement provisions relating to our structured loan financing transaction completed in 1998. Distributions of the net assets from this transaction, pursuant to its trust indenture, are limited and restricted. The reserve requirement ($1.5 million at December 31, 2003), is calculated as follows: the outstanding principal balance of the underlying loans receivable which are delinquent 180 days or more plus the greater of (i) 6% of the current outstanding principal balance of the underlying loans receivable or (ii) 2% of the underlying loans receivable at inception ($1.4 million). As of December 31, 2003 and 2002, none of the loans receivable in the 1998 structured loan financing transaction were delinquent 180 days or more. In April 2003, approximately $1.7 million was repaid to the noteholders from cash in the reserve fund (i.e., our restricted cash and our structured notes payable were reduced) as a result of a loan with a principal amount of $1.7 million which was not repaid at its original maturity. As a consequence, future excess cash flows relating to the 1998 Partnership have been deposited into the reserve fund and continued to be deposited until January 2004 when the reserve fund was equal to the reserve requirement. As of December 31, 2003, the cash balance in our reserve fund, included in restricted investments on our consolidated balance sheet, was approximately $1,265,000.

     For their services in connection with the Merger, our external investment banker received a fee of $225,000, which was contingent upon consummation of the Merger.

     In the normal course of business, including our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates adopted or expected dates of adoption and effect, if any, on our results of operations and financial condition.

RELATED PARTY TRANSACTIONS

     Our loans receivable were managed by PMC Advisers, Ltd. (“PMC Advisers”) (either directly or through its subsidiary), a subsidiary of PMC Capital, pursuant to an Investment Management Agreement (the “IMA”) and our properties, including the Hotel Properties, were supervised by PMC Advisers pursuant to a separate agreement (the “Lease Supervision Agreement,” and together with the IMA, the “Advisory Agreements”). During 2003 and 2002, pursuant to the IMA, we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans receivable. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. As a result of the acquisition of PMC Capital, the IMA was terminated on February 29, 2004.

     In addition, the Lease Supervision Agreement provides for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties, a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points of the first $20 million in loans receivable funded and 2.5 basis points thereafter. As a result of the acquisition of PMC Capital, the Lease Supervision Agreement was terminated on February 29, 2004.

     Pursuant to the Advisory Agreements, we incurred an aggregate of approximately $2.4 million, $2.3 million and $2.3 million in management fees during 2003, 2002 and 2001, respectively.

DIVIDENDS

     During April 2003 we paid $0.40 per share in dividends to common shareholders of record on March 31, 2003. In July and October 2003, we paid quarterly dividends of $0.38 per share to common shareholders of record on June 30, 2003 and September 30, 2003, respectively. During December 2003, we declared a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003, which was paid during January 2004.

     As a condition to completing the Merger, PMC Capital was required to make sufficient distributions to distribute 100% of its taxable income for its taxable period from January 1, 2004 to February 29, 2004 with a similar distribution to be made to our shareholders as adjusted by the 0.37 exchange ratio (the “special dividends”). PMC Capital’s declared special dividend was $0.09 per share; thus, our declared special dividend was $0.243 per share. These special dividends were paid February 27, 2004 to common shareholders of record on February 23, 2004.

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

     As discussed in “—Recent Developments,” we entered into a letter agreement with Arlington on March 12, 2004. If we experience any prolonged interruption in rent payments under the master lease and if we were unable to generate alternative revenues from the Hotel Properties or our lending operations, our income from continuing operations for 2004 would be substantially reduced. Additionally, if our loan originations continue through 2004 at the historically low rate we experienced during 2003 and interest rates continue at their current low historical levels, we may not be able to recognize some of the growth opportunities we previously anticipated. If either, or a combination of these two events were to occur, it would impact our ability to maintain dividends at their current rate.

FUNDS FROM OPERATIONS (“FFO”)

     FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a complete discussion of our cash flows from operations, see “Cash Flow Analysis.” We consider FFO to be an appropriate measure of performance for an equity or hybrid REIT because it provides a relevant basis for comparison among REITs. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains (losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance and is a measure that is presented quarterly to the Board and is utilized in the determination of dividends to be paid to shareholders. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may be not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO.

     Our FFO for the years ended December 31, 2003, 2002 and 2001 was computed as follows:

	Years Ended December 31,
	2003	2002	2001
Net income	$8,174	$9,936	$11,435
Less gains on sale of assets	(994)	(1,225)	(2,783)
Add depreciation	1,879	1,903	2,101

FFO	$9,059	$10,614	$10,753

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

LOANS RECEIVABLE

     Changes in interest rates on our fixed-rate loans receivable do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans).

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At December 31, 2003 and 2002, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves. Our variable-rate loans receivable are generally at spreads over LIBOR consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At December 31, 2003 and 2002, we had $21.2 million and $42.1 million of variable-rate loans receivable, respectively. All of our debt had fixed rates of interest as of December 31, 2003. We had variable rate debt outstanding of $7.3 million as of December 31, 2002. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($21.2 million and $34.8 million at December 31, 2003 and 2002, respectively) we have interest rate risk. To the extent variable rates continue to decrease our interest income net of interest expense would decrease.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2003 and 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $198,000 and $348,000, respectively.

     As a result of certain of our variable-rate loans receivable having interest rate floors, we are deemed to have derivative investments. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

CURRENT AND LONG-TERM DEBT

     As of December 31, 2003 and 2002, approximately $33.4 million (100%) and $41.2 million (85%) of our consolidated debt had fixed rates of interest and therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt. Any amount outstanding on our revolving credit facilities is based on the prime rate and/or LIBOR and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our Revolver at December 31, 2002, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $73,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through collections of principal on the underlying loans receivable. Approximately $6.1 million of our fixed-rate Hotel Property mortgages have significant penalties for prepayment. Approximately $4.6 million have no prepayment penalties and the remaining $4.0 million have prepayment penalties of 2% of the prepaid amount.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2003 and 2002.

     Market risk disclosures related to our outstanding debt as of December 31, 2003 were as follows:

	Year Ending December 31,
							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value(1)
	(Dollars in thousands)
Fixed-rate debt (2)	$13,165	$3,569	$7,928	$929	$1,981	$5,808	$33,380	$34,514

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2003 was 6.7%.

     Market risk disclosures related to our outstanding debt as of December 31, 2002 were as follows:

	Year Ending December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value(1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,691	$7,103	$2,768	$2,006	$2,215	$25,408	$41,191	$43,520
Variable-rate debt (primarily LIBOR-based) (3)	7,300	—	—	—	—	—	7,300	7,300

Totals	$8,991	$7,103	$2,768	$2,006	$2,215	$25,408	$48,491	$50,820

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 6.9%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate market discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2003, the value of our Retained Interests at December 31, 2003 would have decreased by approximately $1.4 million and $2.6 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests at December 31, 2002 would have decreased by approximately $1.1 million and $2.0 million, respectively.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of December 31, 2003.

     During the fiscal quarter ended December 31, 2003, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

     Code of Ethics

     Our Board of Trust Managers is in the process of adopting a Code of Business Conduct and Ethics for trust managers, officers and employees, and once adopted, the Code of Business Conduct and Ethics will be available on our website at www.pmctrust.com. Shareholders will be able to request a free copy of the code of Business Conduct and Ethics from:

PMC Commercial Trust
Attention: Chief Financial Officer
17950 Preston Road, Suite 600
Dallas, Texas 75252
(972) 349-3235
www.pmctrust.com

     We have also adopted a Code of Ethical Conduct for Senior Financial Officers setting forth a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller, which is available on our website at www.pmctrust.com. Shareholders may request a free copy of the Code of Ethical Conduct for Senior Financial Officers from the address and phone number set forth above.

     Corporate Governance Guidelines

     Our Board of Trust Managers is in the process of adopting Corporate Governance Guidelines. Once adopted, the Corporate Governance Guidelines will be available on our website at www.pmctrust.com. Shareholders will be able to request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “-Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     We are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows at December 31, 2003:

Column
	(a)	(b)	(c)
Number of securities
remaining available
for future issuances under
equity compensation
	Number of securities to	Weighted average	plans (excluding
Plan	be issued upon exercise	exercise price of	securities reflected in
Category	of outstanding options	outstanding options	column (a))
Equity compensation plans approved by security holders	150,876	$12.64	236,291

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Schedule II — Valuation and Qualifying Accounts Schedule III — Real Estate and Accumulated Depreciation Schedule IV — Mortgage Loans on Real Estate

(3)	Exhibits

See Exhibit Index beginning on page E-1 of this Form 10-K.

(b)	Reports on Form 8-K

On October 10, 2003, we filed a report on Form 8-K pursuant to Item 5 announcing the completion of our structured loan sale transaction on October 7, 2003.

On November 12, 2003, we filed a report on Form 8-K related to our third quarter results. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 our press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2003.

On December 10, 2003, we filed a report on Form 8-K related to our fourth quarter dividend declared. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 our press release announcing our quarterly dividend declared.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
By:	/s/ Lance B. Rosemore
Lance B. Rosemore,
President

Dated March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DR. ANDREW S. ROSEMORE Dr. Andrew S. Rosemore	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 15, 2004
/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 15, 2004
/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (principal financial and accounting officer)	March 15, 2004
/s/ IRVING MUNN Irving Munn	Trust Manager	March 15, 2004
/s/ ROY H. GREENBERG Roy H. Greenberg	Trust Manager	March 15, 2004
/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 15, 2004
/s/ DR. IRA SILVER Dr. Ira Silver	Trust Manager	March 15, 2004
/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 15, 2004
/s/ BARRY A. IMBER Barry A. Imber	Trust Manager	March 15, 2004
/s/ THOMAS HAMILL Thomas Hamill	Trust Manager	March 15, 2004
/s/ THEODORE J. SAMUEL Theodore J. Samuel	Trust Manager	March 15, 2004

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K

Report of Independent Auditors

To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust and its subsidiaries (“the Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets.”

PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 2004

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Investments:
Loans receivable, net	$50,584	$71,992
Real estate investments, net	41,205	44,928
Real estate investment held for sale, net	2,134	1,877
Retained interests in transferred assets	30,798	23,532
Restricted investments	4,068	5,614
Cash equivalents	1,032	41
Asset acquired in liquidation held for sale	—	400

Total investments	129,821	148,384

Other assets:
Due from affiliates	506	362
Interest receivable	228	243
Deferred borrowing costs, net	188	268
Cash	46	8
Other assets	1,503	433

Total other assets	2,471	1,314

Total assets	$132,292	$149,698

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes payable	$33,380	$41,191
Revolving credit facility	—	7,300
Dividends payable	2,452	2,707
Borrower advances	1,260	1,602
Due to affiliates	578	584
Unearned commitment fees	319	447
Interest payable	190	255
Other liabilities	2,022	1,683

Total liabilities	40,201	55,769

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 6,585,641 and 6,579,141 shares issued at December 31, 2003 and 2002, respectively; 6,452,791 and 6,446,291 shares outstanding at December 31, 2003 and 2002, respectively	66	66
Additional paid-in capital	94,792	94,707
Net unrealized appreciation of retained interests in transferred assets	3,618	3,783
Cumulative net income	86,222	78,048
Cumulative dividends	(91,322)	(81,390)

	93,376	95,214
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	92,091	93,929

Total liabilities and beneficiaries’ equity	$132,292	$149,698

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Interest income	$5,776	$6,236	$7,781
Lease income	5,529	5,459	5,994
Income from retained interests in transferred assets	2,942	2,893	1,815
Other income	339	1,164	540

Total revenues	14,586	15,752	16,130

Expenses:
Interest	3,204	3,445	4,020
Advisory and servicing fees to affiliate, net	1,838	1,776	1,711
Depreciation	1,810	1,755	1,774
General and administrative	361	255	226
Provision for loan losses	310	65	200
Professional fees	165	130	116
Impairment loss on asset acquired in liquidation held for sale	67	54	—
Realized losses on retained interests in transferred assets	—	53	81

Total expenses	7,755	7,533	8,128

Income from continuing operations	6,831	8,219	8,002

Discontinued operations:
Gain on sale of real estate investments	283	663	—
Net earnings	349	492	650

	632	1,155	650

Gain on sale of assets:
Gain on sale of real estate investments	—	—	1,350
Gain on sale of loans receivable	711	562	1,433

	711	562	2,783

Net income	$8,174	$9,936	$11,435

Weighted average shares outstanding:
Basic	6,448	6,444	6,431

Diluted	6,460	6,456	6,443

Basic and diluted earnings per share:
Income from continuing operations and gain on sale of assets	$1.17	$1.39	$1.68

Discontinued operations	$0.10	$0.18	$0.10

Net income	$1.27	$1.54	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net income	$8,174	$9,936	$11,435

Change in net unrealized appreciation of retained interests in transferred assets:
Net unrealized appreciation arising during period	348	2,016	1,435
Less realized gains included in net income	(513)	(418)	(127)

	(165)	1,598	1,308

Comprehensive income	$8,009	$11,534	$12,743

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2001	6,431,646	$65	$94,349	$877	$56,677	$(61,161)	$(1,022)	$89,785
Net unrealized appreciation	—	—	—	1,308	—	—	—	1,308
Shares repurchased	(40,829)	—	—	—	—	—	(443)	(443)
Shares issued through exercise of stock options	50,474	1	294	—	—	—	180	475
Dividends ($1.52 per share)	—	—	—	—	—	(9,789)	—	(9,789)
Net income	—	—	—	—	11,435	—	—	11,435

Balances, December 31, 2001	6,441,291	66	94,643	2,185	68,112	(70,950)	(1,285)	92,771
Net unrealized appreciation.	—	—	—	1,598	—	—	—	1,598
Shares issued through exercise of stock options	5,000	—	64	—	—	—	—	64
Dividends ($1.62 per share)	—	—	—	—	—	(10,440)	—	(10,440)
Net income	—	—	—	—	9,936	—	—	9,936

Balances, December 31, 2002	6,446,291	66	94,707	3,783	78,048	(81,390)	(1,285)	93,929
Net unrealized depreciation	—	—	—	(165)	—	—	—	(165)
Shares issued through exercise of stock options	6,500	—	83	—	—	—	—	83
Issuance of stock options	—	—	2	—	—	—	—	2
Dividends ($1.54 per share)	—	—	—	—	—	(9,932)	—	(9,932)
Net income	—	—	—	—	8,174	—	—	8,174

Balances, December 31, 2003	6,452,791	$66	$94,792	$3,618	$86,222	$(91,322)	$(1,285)	$92,091

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$8,174	$9,936	$11,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,879	1,903	2,101
Realized losses on retained interests in transferred assets	—	53	81
Impairment losses	67	54	—
Gain on sale of assets	(994)	(1,225)	(2,783)
Stock-based compensation charge	2	—	—
Accretion of commitment fees	(308)	(368)	(485)
Amortization of borrowing costs	80	89	58
Provision for loan losses	310	65	200
Commitment fees collected	110	575	521
Construction monitoring fees collected, net	111	10	32
Due to affiliates, net	(189)	(292)	(1,380)
Other operating assets and liabilities	(532)	413	(582)

Net cash provided by operating activities	8,710	11,213	9,198

Cash flows from investing activities:
Loans funded	(29,651)	(30,732)	(51,683)
Principal collected	7,618	12,268	5,935
Proceeds from sales of properties, net	824	3,017	12,695
Proceeds from structured loan sale transactions, net	39,949	24,040	29,529
Proceeds from retained interests in transferred assets	744	954	633
Investment in retained interests in transferred assets	(2,536)	(1,617)	(1,627)
Purchase of furniture, fixtures, and equipment	(290)	(388)	(490)
Merger related costs	(670)	—	—
Proceeds received from (investment in) asset acquired in liquidation, net	—	(30)	71
Release of (investment in) restricted investments, net	1,546	(408)	1,503

Net cash provided by (used in) investing activities	17,534	7,104	(3,434)

Cash flows from financing activities:
Proceeds from issuance of common shares	83	64	295
Purchase of treasury stock	—	—	(263)
Proceeds from (payments on) revolving credit facility, net	(7,300)	(1,400)	8,700
Payment of principal on notes payable	(7,811)	(7,179)	(4,865)
Payment of dividends	(10,187)	(10,310)	(9,561)

Net cash used in financing activities	(25,215)	(18,825)	(5,694)

Net increase (decrease) in cash and cash equivalents	1,029	(508)	70
Cash and cash equivalents, beginning of year	49	557	487

Cash and cash equivalents, end of year	$1,078	$49	$557

Supplemental disclosures:
Loans and interest receivable transferred to SPEs, net	$4,592	$2,810	$2,814

Loans receivable originated in connection with sales of hotel properties	$1,669	$2,044	$—

Interest paid	$3,138	$3,218	$3,808

Reclassification from retained interests in transferred assets to due from affiliate	$781	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

     Business

     PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We obtain income from the yield earned on the investment portfolio, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the hospitality industry. Our investment advisor at December 31, 2003 was PMC Advisers, Ltd. and its subsidiary (“PMC Advisers” or the “Investment Manager”), an indirect wholly-owned subsidiary of PMC Capital, Inc. (“PMC Capital”), a regulated investment company related to us through common management. On February 29, 2004, PMC Capital was merged with and into PMC Commercial.

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

     At December 31, 2003, the SPEs are PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003-1 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”) of which we own approximately 68%, 42%, 39% and 44%, respectively. PMC Capital owns the remaining interests in the Joint Ventures.

     Loans Receivable, net

     Loans receivable are carried at their outstanding principal balance less net deferred fee revenue and loan loss reserves. Deferred fee revenue is included as a reduction to the carrying value of loans receivable and consists of non-refundable fees less certain direct loan origination costs which are being recognized over the life of the related loan receivable as an adjustment of the yield. A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and considers the facts and circumstances existing at the evaluation date. Our evaluation of the adequacy of the reserve is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent payment appears impaired, the estimated fair value of the collateral.

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

     Retained Interests

     Retained Interests represent our interest in SPEs created in conjunction with our structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The fair value of our Retained Interests is based on

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

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

     Borrower Advances

     As part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from the borrowers and release the funds upon presentation of appropriate documentation. Funds held on behalf of borrowers are included as a liability on the accompanying consolidated balance sheets.

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

     If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges of the specific property and determine if the investment in the property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the property based on the difference between the current estimated fair value and the carrying amount of the asset. No impairment was deemed to exist on our real estate investments held and used at December 31, 2003.

     We assess the recoverability of our real estate investments held for sale and assets acquired in liquidation held for sale based on estimated sales values. We assess impairment for each asset held for sale based on the estimated sales price less anticipated selling costs.

     Derivatives

     As a result of certain of our variable-rate loans receivable having interest rate floors, we are deemed to have derivative investments. However, in accordance with SFAS No. 133, as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. We do not use derivatives for speculative purposes.

     Stock-Based Compensation Plans

     At December 31, 2003, we have two stock-based compensation plans, which are described more fully in Note 12. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified, or settled after January 1, 2003. Awards under the plans generally vest immediately.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31, 2003		December 31, 2002		December 31, 2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, except per share data)
SFAS No. 123 Charge	$2	$2	$—	$33	$—	$40
APB No. 25 Charge	$—	$—	$—	$—	$—	$—
Net income	$8,174	$8,174	$9,936	$9,903	$11,435	$11,395
Basic earnings per share	$1.27	$1.27	$1.54	$1.54	$1.78	$1.77
Diluted earnings per share	$1.27	$1.27	$1.54	$1.54	$1.78	$1.77

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve valuing our Retained Interests and determining loan loss reserves for loans receivable.

     Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) in January 2003. In December 2003, FASB issued Interpretation No. 46R which replaced FIN 46 and clarified the application of ARB 51. The primary objectives of FIN 46R are to provide guidance on (i) the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and (ii) how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is not considered sufficient (based on both quantitative and qualitative considerations) to finance the entity’s activities without receiving additional subordinated financial support from other parties, including the entity’s own equity investors. In

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46R will not impact our consolidated financial statements since it is not applicable to qualifying SPEs accounted for in accordance with SFAS No. 140.

     In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement, which is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly. Specifically, the statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to FASB Interpretation No. 45 and (iv) amends certain other related existing pronouncements. SFAS No. 149 did not impact our consolidated financial statements.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 2. Loans Receivable, net:

     Loans receivable, net, consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Loans receivable	$51,486	$72,816
Less:
Deferred commitment fees, net	(227)	(459)
Loan loss reserves	(675)	(365)

Loans receivable, net	$50,584	$71,992

     At December 31, 2003 and 2002, respectively, approximately $21.2 million (42%) and $42.1 million (58%) of our net loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on LIBOR and $29.4 million (58%) and $29.9 million (42%) had fixed interest rates, respectively. The weighted average interest rate on our variable-rate loans receivable was approximately 5.4% at both December 31, 2003 and 2002. The weighted average interest rate on our fixed-rate loans receivable was approximately 10.1% and 10.4% at December 31, 2003 and 2002, respectively.

     A loan receivable with a balance of approximately $1.8 million at both December 31, 2003 and 2002 has been identified as a problem loan. Had this impaired loan performed in accordance with its original terms, additional interest income of approximately $43,000 would have been recognized during 2003. At December 31, 2002, this loan receivable was current as to payments of principal and interest.

     Our loans receivable were 100% concentrated in the hospitality industry at December 31, 2003. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations. At December 31, 2003, approximately 15%, 12% and 11% of our loans receivable consisted of loans receivable to borrowers in Virginia, Texas and Florida, respectively. No other state had a concentration of 10% or greater at December 31, 2003.

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

     The 2004 annual base rent payment for the 21 Hotel Properties is $5.3 million. In addition to our base rent we receive percentage rent equal to 4% of the gross room revenues of the Hotel Properties (the “Percentage Rent”).

     Our real estate investments consisted of the following:

	December 31, 2003		December 31, 2002
		Real		Real
		Estate		Estate
	Real	Investment	Real	Investment
	Estate	Held for	Estate	Held for
	Investments	Sale	Investments	Sale
	(Dollars in thousands)
Land	$5,084	$263	$5,347	$263
Buildings and improvements.	40,151	2,080	42,231	1,682
Furniture, fixtures and equipment	4,744	227	4,681	214

	49,979	2,570	52,259	2,159
Accumulated depreciation	(8,774)	(436)	(7,331)	(282)

	$41,205	$2,134	$44,928	$1,877

Number of Hotel Properties	20	1	21	1

     The real estate investment held for sale is under contract for approximately $2.6 million and is expected to be completed prior to June 2004.

Note 4. Retained Interests in Transferred Assets:

     In our structured loan sale transactions detailed below, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the relative fair value of the sum of (a) the cash received and (b) the present value of estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information pertaining to our structured loan sale transactions was as follows. Amounts represent PMC Commercial’s share of the respective Joint Ventures.

	2000	2001	2002	2003
	Joint	Joint	Joint	Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands, except footnotes)
Transaction date	12/18/00	6/27/01	4/12/02	10/7/03
At inception:
Principal amount of sold loans	$55,675	$32,662	$27,286	$45,456
Structured Notes issued	$49,550	$30,063	$24,557	$40,910
Interest rate on the Structured Notes	7.28%	6.36%	6.67%	LIBOR + 1.25%
Structured Notes rating (1)	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Weighted average interest rate on loans	9.63%	9.62%	9.23%	LIBOR + 4.02%
Weighted average remaining life (2)	5.16 years	5.15 years	5.38 years	4.79 years
Aggregate principal losses assumed (3)	2.37%	2.80%	2.88%	3.03%
Constant prepayment rate assumption (4)	8.0%	9.0%	9.0%	10.0%
Discount rate assumptions	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%	7.8% to 11.6%
Net gain recorded (5)	$1,117	$1,433	$562	$711
Value of Retained Interests	$11,174	$5,871	$5,293	$8,698
At December 31, 2003:
Principal outstanding on sold loans (6)	$47,111	$28,039	$26,152	$44,699
Structured Notes balance outstanding	$41,707	$25,486	$23,510	$40,310
Cash in the collection account	$581	$367	$327	$389
Cash in the reserve account	$2,833	$1,687	$1,576	$2,540
Weighted average interest rate on loans	9.62%	9.59%	9.17%	LIBOR + 4.02%
Constant prepayment rate assumption (4)	10.0%	10.0%	10.0%	10.0%
Discount rate assumptions (7)	7.2% to 11.9%	7.2% to 11.9%	7.6% to 12.3%	7.8% to 12.1%
Weighted average remaining life (2)	3.76 years	4.72 years	4.79 years	4.76 years
Aggregate principal losses assumed (3)	2.98%	3.58%	3.71%	3.18%
Aggregate principal losses to date	—%	—%	—%	—%

(1)	Structured Notes issued by the SPEs were rated by Moody’s Investors Service, Inc.
(2)	The weighted average remaining life was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial or remaining principal balance, as applicable.
(3)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.5% to 0.9%.
(4)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(5)	The net gain recorded does not include $877,000, $520,000, $439,000, and $700,000 for the 2000 Joint Venture, the 2001 Joint Venture, the 2002 Joint Venture and the 2003 Joint Venture, respectively, which was deferred and recorded as unrealized appreciation in our beneficiaries’ equity in accordance with SFAS No. 140.
(6)	Approximately 95% concentrated in the hospitality industry, 23% to borrowers in Texas and 10% to borrowers in Arizona. No other state had a concentration of 10% or greater at December 31, 2003.
(7)	Discount rates utilized were (i) 7.2% to 7.8% for our required overcollateralization, (ii) 8.9% to 9.3% for our reserve funds and (iii) 11.9% to 12.3% for our interest-only strip receivables.

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

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

     Our Retained Interests consisted of the following:

	December 31, 2003
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
2003 Joint Venture	$4,817	$1,930	$2,275	$9,022	$8,224
2002 Joint Venture	3,050	1,208	1,099	5,357	4,850
2001 Joint Venture	3,051	1,317	1,918	6,286	5,230
2000 Joint Venture	6,322	2,290	1,521	10,133	8,876

	$17,240	$6,745	$6,813	$30,798	$27,180

	December 31, 2002
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
2002 Joint Venture	$3,180	$1,261	$1,351	$5,792	$5,064
2001 Joint Venture	3,168	1,391	2,106	6,665	5,373
2000 Joint Venture	6,549	2,464	2,062	11,075	9,312

	$12,897	$5,116	$5,519	$23,532	$19,749

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following sensitivity analysis of our Retained Interests at December 31, 2003 highlights the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$28,632	$(2,166)
Losses increase by 100 basis points per annum (1)	$26,547	$(4,251)
Rate of prepayment increases by 5% per annum (2)	$29,736	$(1,062)
Rate of prepayment increases by 10% per annum (2)	$29,092	$(1,706)
Discount rates increase by 100 basis points	$29,446	$(1,352)
Discount rates increase by 200 basis points	$28,181	$(2,617)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in fair value is not linear. The effect of a variation in a particular assumption on the value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

     The following information summarizes the financial position of the Joint Ventures at December 31, 2003 and 2002. We owned approximately 68% of the 2000 Joint Venture, 42% of the 2001 Joint Venture, 39% of the 2002 Joint Venture and 44% of the 2003 Joint Venture as of December 31, 2003. We owned approximately 66% of the 2000 Joint Venture, 39% of the 2001 Joint Venture and 39% of the 2002 Joint Venture as of December 31, 2002.

Summary of Financial Position (1)

	2000 Joint Venture		2001 Joint Venture
	2003	2002	2003	2002
	(In thousands)
Loans Receivable, Net	$65,608	$70,627	$65,731	$73,220

Asset Acquired in Liquidation, Net	$—	$1,411	$—	$—

Total Assets	$70,683	$76,434	$72,422	$81,302

Notes Payable	$57,634	$62,658	$61,165	$69,146

Total Liabilities	$57,809	$62,848	$61,327	$69,329

Partners’ Capital	$12,874	$13,586	$11,095	$11,973

(1)	Balances represent 100% of the limited partnership interests for the Joint Ventures.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			2003
			Joint
	2002 Joint Venture		Venture
	2003	2002	2003
	(In thousands)
Loans Receivable, Net	$63,471	$69,025	$101,360

Total Assets	$69,765	$74,322	$108,293

Notes Payable	$57,788	$62,152	$91,408

Total Liabilities	$57,948	$62,325	$91,503

Partners’ Capital	$11,817	$11,997	$16,790

     The following information summarizes the results of operations for the Joint Ventures.

     Results of Operations (1)

	2000 Joint Venture			2001 Joint Venture
	2003	2002	2001	2003	2002	2001(2)
	(In thousands)
Interest Income	$6,526	$7,092	$7,936	$6,895	$7,507	$4,028

Total Revenues	$6,617	$7,351	$8,169	$7,335	$7,815	$4,222

Interest Expense	$4,379	$4,988	$5,277	$4,144	$4,463	$2,387

Provision for Losses	$65	$1,514	$—	$337	$140	$—

Total Expenses	$4,670	$6,752	$5,526	$4,712	$4,849	$2,507

Net Income	$1,947	$599	$2,643	$2,623	$2,966	$1,715

(1)	Amounts represent 100% of the limited partnership interests for the Joint Ventures.
(2)	From June 27, 2001 (inception) to December 31, 2001

			2003
			Joint
	2002 Joint Venture		Venture
	2003	2002(3)	2003(4)
	(In thousands)
Interest Income	$6,340	$4,850	$1,272

Total Revenues	$6,649	$4,897	$1,274

Interest Expense	$4,013	$2,999	$519

Total Expenses	$4,233	$3,153	$576

Net Income	$2,416	$1,744	$698

(3)	From April 12, 2002 (inception) to December 31, 2002
(4)	From October 7, 2003 (inception) to December 31, 2003

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our ownership of the Joint Ventures was based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures was allocated based on the cash flows from the underlying loans receivable contributed by us to the respective Joint Venture less allocated costs based on the remaining principal on the underlying loans receivable contributed by us divided by all loans receivable held by the respective Joint Venture.

     Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	2000 Joint Venture		2001 Joint Venture
	2003	2002	2003	2002
	(In thousands)
Loans Receivable, Net	$47,003	$49,844	$28,039	$28,951

Total Assets	$50,637	$53,707	$30,204	$31,070

Total Liabilities	$41,834	$44,707	$25,553	$26,454

Partners’ Capital	$8,803	$9,000	$4,651	$4,616

			2003
			Joint
	2002 Joint Venture		Venture
	2003	2002	2003
	(In thousands)
Loans Receivable, Net	$26,152	$26,825	$44,699

Total Assets	$28,169	$28,838	$47,744

Total Liabilities	$23,575	$24,202	$40,352

Partners’ Capital	$4,594	$4,636	$7,392

     Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	2000 Joint Venture			2001 Joint Venture
	2003	2002	2001	2003	2002	2001(1)
	(In thousands)
Net Income	$1,482	$1,501	$1,887	$1,027	$1,072	$743

			2003
			Joint
	2002 Joint Venture		Venture
	2003	2002(2)	2003(3)
	(In thousands)
Net Income	$816	$675	$310

(1)	From June 27, 2001 (inception) to December 31, 2001
(2)	From April 12, 2002 (inception) to December 31, 2002
(3)	From October 7, 2003 (inception) to December 31, 2003

     In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities,

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partners’ capital, revenues or expenses of the Joint Ventures. As a result, at December 31, 2003 and 2002, our consolidated balance sheets do not include the $156.8 million and $113.6 million in assets, respectively, and $131.3 million and $95.4 million in liabilities, respectively, related to these structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $30.8 million and $23.5 million at December 31, 2003 and 2002, respectively, including unrealized appreciation of $3.6 million and $3.8 million, respectively.

     The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was 11.7%, 13.2% and 12.7% during 2003, 2002 and 2001, respectively.

     PMC Capital is the servicer for all loans receivable held by the Joint Ventures; therefore, no servicing fees were earned or received by us during 2003, 2002 or 2001.

     We received approximately $3.7 million and $3.8 million in cash distributions from the Joint Ventures during 2003 and 2002, respectively. During 2003, an asset acquired in liquidation held by the 2000 Joint Venture with an aggregate estimated value of $1.5 million was transferred to PMC Capital. As a result of this transfer, we had a cash flow deferral of approximately $781,000. At December 31, 2003, the cash flow deferral remaining of approximately $465,000 is due from PMC Capital and is included in due from affiliate on our consolidated balance sheet.

Note 5. Restricted Investments:

     Restricted investments consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Escrow and capital expenditures accounts	$2,170	$1,981
Structured noteholders reserve account	1,265	1,908
Structured noteholders collection account	461	1,625
Other	172	100

	$4,068	$5,614

     The escrow and capital expenditures accounts represent restricted investments maintained pursuant to our Lease Agreement. The escrow account includes a deposit equal to two months’ base rent. In accordance with the terms of the Lease Agreement, we deposit the Percentage Rent received into a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred.

     The structured noteholders reserve and collection accounts represent cash collected that has not yet been remitted to the structured noteholders and reserve account balances that are required to be held as collateral on behalf of the structured noteholders. The collection and reserve accounts consist of cash and liquid money market funds.

Note 6. Notes Payable and Revolving Credit Facility:

     Structured Notes Payable

     In June 1998, we formed a bankruptcy remote partnership that completed a private placement of $66.1 million of fixed-rate loan-backed notes, (the “Structured Notes”). The Structured Notes mature in May 2019, bear interest at 6.37% per annum and are collateralized by the loans receivable that we contributed to the partnership. At December 31, 2003 and 2002, the principal amount of the underlying loans receivable was $26.0 million and $30.7 million, respectively. PMC Commercial has no obligation to pay the Structured Notes nor do the holders of the Structured Notes have any recourse against PMC Commercial’s assets. Accordingly, if the partnership fails to pay the Structured Notes, the sole recourse of the holders of the Structured Notes is against the assets of the partnership. The principal amount of the Structured Notes outstanding at December 31, 2003 and 2002 was $18.7 million and $26.0 million,

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. Maturities of these notes are dependent upon the timing of the cash flows received from the underlying loans receivable.

     Repayment of the Structured Notes, based on scheduled payments of the underlying loans receivable, is as follows:

Year Ending
December 31,	Amount
(In thousands)
2004	$9,725
2005	2,192
2006	5,262
2007	519
2008	495
Thereafter	474

$18,667

     Actual repayments will differ materially from these amounts to the extent we receive prepayments or defaults occur on the underlying loans receivable.

     Mortgage Notes Payable

     We have entered into seven mortgage notes payable, each collateralized by a Hotel Property. The mortgage notes payable have a weighted average interest rate of 6.6%, mature between 2004 and 2019 and have amortization periods of 20 years. At December 31, 2003 and 2002, the balances outstanding on these obligations were $8.6 million and $8.9 million, respectively.

     In addition, our subsidiaries have entered into mortgage notes payable related to four Hotel Properties with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over 20 years, mature from 2010 to 2017 and have restrictive provisions which provide for substantial prepayment penalties. At December 31, 2003 and 2002, the balances outstanding on these mortgage notes payable were $6.1 million and $6.3 million, respectively, of which $3.3 million and $3.4 million, respectively, were guaranteed by PMC Commercial.

     Principal payments required on our mortgage notes payable are as follows:

Year Ending
December 31,	Amount
(In thousands)
2004	$3,440
2005	1,377
2006	2,667
2007	410
2008	1,486
Thereafter	5,333

$14,713

     Revolving Credit Facility

     We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility provided us with credit availability up to $30 million at December 31, 2003. On February 29, 2004, the revolving credit facility was increased to $40 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. At December 31, 2002, we had $7.3 million outstanding under our revolving credit facility with a weighted average interest rate of 3.1%. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. The ratio must exceed 1.25 times. The facility matures December 31, 2004. At December 31, 2003 we were in compliance with all covenants of the facility.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Dividends:

     In April 2003, we paid a quarterly dividend of $0.40 per share to common shareholders of record on March 31, 2003. In July and October 2003, we paid quarterly dividends of $0.38 per share to common shareholders of record on June 30, 2003 and September 30, 2003, respectively. The Board of Trust Managers declared a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003, which was paid in January 2004. Dividends declared for the years ended December 31, 2003 and 2002 were $1.54 per share and $1.62 per share, respectively.

     As a condition to completing the merger, PMC Capital was required to make sufficient distributions to distribute 100% of its taxable income for its taxable period from January 1, 2004 to February 29, 2004 with a similar distribution to be made to our shareholders as adjusted by the 0.37 exchange ratio (the “special dividends”). PMC Capital’s declared special dividend was $0.09 per share; thus, our declared special dividend was $0.243 per share. These special dividends were paid on February 27, 2004 to common shareholders of record on February 23, 2004.

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

     We may make an election under the Code to treat distributions declared in the current year as distributions of the prior year’s taxable income. Upon election, the Code provides that, in certain circumstances, a dividend declared subsequent to the close of an entity’s taxable year and prior to the extended due date of the entity’s tax return may be considered as having been made in the prior tax year in satisfaction of income distribution requirements. Having met these requirements, we elected on our 2002 tax return to apply approximately $1.2 million of 2003 distributions to the 2002 tax year.

     The following reconciles net income available to common shareholders to taxable income available to common shareholders:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Net income available to common shareholders	$8,174	$9,936	$11,435
Add: Book depreciation and amortization	1,967	2,121	2,159
Less: Tax depreciation and amortization	(1,927)	(1,987)	(2,147)
Book/tax difference on gains on sales	(650)	(550)	(1,433)
Book/tax difference on Retained Interests, net	672	486	813
Other book/tax differences, net	437	10	365

Taxable income available to common shareholders	$8,673	$10,016	$11,192

Distributions to common shareholders	$9,932	$10,440	$9,789

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2003		2002		2001
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Ordinary income	$1.487	96.53%	$1.517	93.67%	$1.309	86.09%
Capital gains	0.053	3.47%	0.103	6.33%	0.211	13.91%

	$1.540	100.00%	$1.620	100.00%	$1.520	100.00%

Note 9. Discontinued Operations and Impairment Losses:

     Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, the operations of our hotel properties either sold during 2002 or 2003 or held for sale at December 31, 2003 have been reflected as discontinued operations in our accompanying statements of income and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during 2002 and 2001. SFAS No. 144 does not allow for reclassification of prior period gains and operations of properties sold prior to January 1, 2002.

     During 2003, we sold one hotel property for approximately $2.2 million and recognized a gain of approximately $283,000. During 2002, we sold two hotel properties for approximately $5.2 million and recognized gains of approximately $663,000. We provided financing of $1.7 million for the hotel property sold during 2003 and $2.0 million for one of the hotel property sales completed during 2002, both with interest rates of LIBOR plus 4%.

     Our discontinued operations consisted of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Lease income	$447	$681	$1,044
Advisory fees	(29)	(42)	(67)
Depreciation	(69)	(147)	(327)

Net earnings	349	492	650
Gain on sale of real estate investments	283	663	—

Discontinued operations	$632	$1,155	$650

     We sold our asset acquired in liquidation held for sale for net cash proceeds of approximately $333,000 during 2003 and recorded impairment losses of $67,000 and $54,000 during 2003 and 2002, respectively.

Note 10. Earnings Per Share:

     The weighted average number of Common Shares outstanding were 6,448,136, 6,444,371, and 6,431,461 for the years ended December 31, 2003, 2002 and 2001, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 11,400, 11,700, and 11,600 shares for the dilutive effect of stock options during 2003, 2002 and 2001, respectively.

     For purposes of calculating earnings per share, the gain on sale of assets of $711,000, $562,000 and $2,783,000 for the years ended December 31, 2003, 2002 and 2001, respectively, has been combined with income from continuing operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options to purchase 15,000, 57,600 and 155,600 Common Shares were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Common Shares.

Note 11. Dividend Reinvestment and Cash Purchase Plan:

     We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January 2000. In addition, since January 2000 we have been using the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan. Accordingly, there were no plan shares issued during 2003, 2002 and 2001.

Note 12. Stock-Based Compensation Plans:

     We have two stock-based compensation plans, the 1993 Employee Share Option Plan (the “Employee Plan”) and the Trust Manager Share Option Plan (the “Trust Manager Plan”), referred to collectively as the “Stock Option Plans.” The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of our Common Stock on the date of grant. We have discretion in determining the vesting terms applicable to stock options granted under the Employee Plan. In general, all options vest immediately. Pursuant to the Employee Plan, we are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time (a maximum of approximately 387,000 shares at December 31, 2003) as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options.

     Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

     Only the trust managers who are not employees of PMC Capital or the Investment Manager (the “Non-employee Trust Managers”) are eligible to participate in the Trust Managers Plan. The Trust Managers Plan is a nondiscretionary plan pursuant to which options to purchase 2,000 Common Shares are granted to each Non-employee Trust Manager on the date such trust manager takes office. In addition, options to purchase 1,000 shares are granted on June 1 of each year. Such options will be exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Managers Plan become exercisable one year after date of grant and expire if not exercised on the earlier of (i) 30 days after the option holder no longer holds office as a Non-employee Trust Manager for any reason or (ii) within five years after date of grant. We issued 5,000 options under the Trust Managers Plan during each of the three years in the period ended December 31, 2003.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of our stock options as of December 31, 2003, 2002 and 2001 and the changes during the years ended on those dates are as follows:

	2003		2002		2001
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	204,426	$13.86	202,976	$15.28	233,561	$14.81
Granted	5,000	$13.78	54,800	$13.29	52,400	$13.16
Exercised	(6,500)	$12.76	(5,000)	$12.80	(50,474)	$9.40
Forfeited	(8,950)	$14.92	(600)	$18.63	(7,850)	$18.33
Expired	(43,100)	$18.05	(47,750)	$19.78	(24,661)	$16.73

Outstanding, December 31	150,876	$12.64	204,426	$13.86	202,976	$15.28

Exercisable, December 31	145,876	$12.60	199,426	$13.83	197,976	$15.28

Weighted-average fair value of stock options granted during the year	$0.38		$0.60		$0.75

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	1.48%	2.33%	3.88%
Expected Dividend Yield	11.03%	12.20%	11.55%
Expected Volatility	18.50%	22.61%	22.61%

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/03	Contract Life	Exercise Price	at 12/31/03	Exercise Price
$9.25 to $10.75	5,076	1.7	$9.84	5,076	$9.84
$11.1875 to $11.1875	40,500	0.9	$11.1875	40,500	$11.1875
$13.125 to $14.90	105,300	3.3	$13.33	100,300	$13.31

$9.25 to $14.90	150,876	2.6	$12.64	145,876	$12.60

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2003		2002
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$50,584	$50,811	$71,992	$72,451
Retained Interests	30,798	30,798	23,532	23,532
Cash and cash equivalents	1,078	1,078	49	49
Restricted investments	4,068	3,782	5,614	5,174
Liabilities:
Notes payable	33,380	34,514	41,191	43,520
Revolving credit facility	—	—	7,300	7,300

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

Note 14. Related Party Transactions:

     Our loans receivable were originated and serviced by PMC Advisers pursuant to an Investment Management Agreement (the “IMA”). Property acquisitions were supervised pursuant to a separate agreement with PMC Advisers (the “Lease Supervision Agreement” and together with the IMA, the “Advisory Agreements”). We were managed by the same executive officers as PMC Capital and PMC Advisers. Three of our trust managers were directors or officers of PMC Capital.

     Pursuant to the IMA we were charged fees between 0.40% and 1.55% annually, based on the average principal outstanding of our loans receivable. In addition, PMC Advisers earns fees for its assistance with the issuance of our debt and equity securities. Such compensation includes a consulting fee equal to (i) 12.5% of any offering fees (underwriting or placement fees) incurred by us pursuant to the public offering or private placement of our common shares, and (ii) 50% of any issuance or placement fees incurred by us pursuant to the issuance of our debt securities or preferred shares of beneficial interest. The IMA also provided for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points for the first $20 million of loans funded and 2.5 basis points thereafter. Subsequent to the merger with PMC Capital, the IMA was terminated.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Lease Supervision Agreement provided for an annual fee of 0.70% of the original cost of the Hotel Properties to be paid to PMC Advisers for providing services relating to the leases on the Hotel Properties. In addition, the Lease Supervision Agreement provided for a fee in connection with the acquisition of properties of 0.75% of the acquisition cost. Subsequent to the merger with PMC Capital, the Lease Supervision Agreement was terminated.

     Fees associated with the Advisory Agreements consisted of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Investment management fee	$2,047	$1,927	$1,803
Lease supervision fee	378	401	461

Total fees incurred	2,425	2,328	2,264
Less:
Management fees included in discontinued operations	(29)	(42)	(67)
Fees incurred on behalf of the SPEs	(338)	(298)	(198)
Cost of structured loan sale transactions	(102)	(57)	(60)
Cost of property sales	(10)	(20)	(20)
Fees capitalized as cost of originating loans	(108)	(135)	(208)

Advisory and servicing fees to affiliate, net	$1,838	$1,776	$1,711

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Selected Quarterly Financial Data: (unaudited)

     The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	For the Year Ended December 31, 2003
		Income From
		Continuing	Net		Earnings
	Revenues(1)	Operations(1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$3,540	$1,713	$1,812		$0.28
Second Quarter	3,737	1,743	1,839		0.29
Third Quarter	3,939	1,893	2,265	(2)	0.35	(2)
Fourth Quarter	3,370	1,482	2,258	(3)	0.35	(2)

	$14,586	$6,831	$8,174		$1.27

	For the Year Ended December 31, 2002
		Income From
		Continuing	Net		Earnings
	Revenues(1)	Operations(1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$4,156	$2,118	$2,648	(4)	$0.41	(4)
Second Quarter	4,065	2,172	$3,164	(5)	0.49	(5)
Third Quarter	3,795	2,065	$2,164		0.34
Fourth Quarter	3,736	1,864	$1,960		0.30

	$15,752	$8,219	$9,936		$1.54

(1)	Certain amounts were previously reported in continuing operations in our quarterly filings on Form 10-Q. Such amounts have been reclassified to discontinued operations in accordance with SFAS No. 144.
(2)	Includes a gain of $283,000 from the sale of a hotel property.
(3)	Includes a gain of $711,000 relating to our structured loan sale transaction.
(4)	Includes a gain of $371,000 from the sale of a hotel property.
(5)	Includes a gain of $562,000 relating to our structured loan sale transaction and a gain of $292,000 from the sale of a hotel property.

Note 16. Commitments and Contingencies:

     Loan Commitments

     Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At December 31, 2003, we had approximately $7.7 million of total loan commitments outstanding. The majority of these commitments were for variable-rate loans at spreads over LIBOR ranging from 4.0% to 4.5%. The weighted average interest rate on our loan commitments at December 31, 2003 was 5.6%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Structured Loan Financing Transaction

     Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from the 1998 Partnership, pursuant to its trust indenture, are limited and restricted. The reserve requirement ($1.5 million at December 31, 2003) is calculated as follows: the outstanding principal balance of the 1998 Partnership loans receivable which are delinquent 180 days or more plus the greater of (i) 6% of the current outstanding principal balance of the 1998 Partnership loans receivable or (ii) 2% of the underlying loans receivable of the 1998 Partnership at inception ($1.4 million). As of December 31, 2003 and 2002, none of the loans receivable in the 1998 structured loan financing transaction were delinquent 180 days or more. In April 2003, approximately $1.7 million was repaid to the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

noteholders from cash in the reserve fund (i.e., our restricted cash and our structured notes payable were reduced) as a result of a loan with a principal amount of $1.7 million which was not repaid at its original maturity. As a consequence, future excess cash flows relating to the 1998 Partnership have been deposited into the reserve fund and continued to be deposited until January 2004 when the reserve fund was equal to the reserve requirement. As of December 31, 2003, the cash balance in our reserve fund, included in restricted investments on our consolidated balance sheet, was approximately $1,265,000.

     Structured Loan Sale Transactions

     PMC Commercial and PMC Capital entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. Prior to the merger with PMC Capital, in accordance with the agreements, to the extent that poor performance by either PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) was pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company was required to make the Performing Company whole. If the cash flow reduction was considered temporary, then interest would be paid as compensation to the Performing Company. In general, if a loan was liquidated, it could cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repaid the Performing Company. If the reduction of cash flows was deemed permanent, (i.e., to the extent that the Underperforming Company would not be able to satisfy the shortfall with the assets they had contributed to the related structured loan sale transaction), the reduction in cash flows would be paid to the Performing Company by the Underperforming Company. At December 31, 2003, the maximum potential amount of future payments to PMC Capital (undiscounted and without consideration of any proceeds from the collateral underlying the loans receivable) we could be required to make under these cross indemnification agreements was approximately $49.0 million and the discounted amount was $33.0 million which represents the estimated fair value of the Retained Interests reflected on PMC Capital’s consolidated balance sheet for the Joint Ventures. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. We merged with PMC Capital on February 29, 2004 and the cross indemnification agreements were terminated. Thus, we believe that the fair value of our obligations pursuant to the cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2003 and 2002 was zero and no liability was recorded.

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. During the first quarter of 2004, as a result of delinquent loans in the 2001 Joint Venture with a principal balance of $2.3 million, a Credit Enhancement Provision was triggered. As a consequence, cash flows of approximately $600,000 relating to this transaction have been deferred and utilized to fund the increased reserve requirement. We currently anticipate that the increased reserve requirement will be relieved when we exercise our option to repurchase these loans from the 2001 Joint Venture. In the event we do not exercise our option to repurchase these loans, we currently estimate that approximately $1.7 million of additional cash flows related to this transaction would be deferred and used to fund the increased reserve requirement. Management believes that these funds would be received in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

     Litigation

     In the normal course of business, including our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our business segment data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Years Ended December 31,
	2003			2002
	(In thousands)
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
Revenues:
Interest income — loans and other income	$6,115	$6,115	$—	$7,400	$7,400	$—
Lease income	5,529	—	5,529	5,459	—	5,459
Income from retained interests in transferred assets	2,942	2,942	—	2,893	2,893	—

Total	14,586	9,057	5,529	15,752	10,293	5,459

Expenses:
Interest (1)	3,204	1,480	1,724	3,445	1,898	1,547
Depreciation	1,810	—	1,810	1,755	—	1,755
Advisory and servicing fees to affiliate, net	1,838	1,499	339	1,776	1,437	339
Impairment loss on assets held for sale	67	67	—	54	54	—
Realized losses on retained interests in transferred assets	—	—	—	53	53	—
Provision for loan losses	310	310	—	65	65	—
Other	526	509	17	385	367	18

Total	7,755	3,865	3,890	7,533	3,874	3,659

Income from continuing operations	6,831	5,192	1,639	8,219	6,419	1,800

Discontinued operations:
Gain on sale of real estate investments	283	—	283	663	—	663
Net earnings	349	—	349	492	—	492

	632	—	632	1,155	—	1,155

Gain on sale of assets:
Gain on sale of loans receivable	711	711	—	562	562	—

	711	711	—	562	562	0

Net income	$8,174	$5,903	$2,271	$9,936	$6,981	$2,955

Additions to real estate investments	$290	$—	$290	$388	$—	$388

	As of December 31,
	2003			2002
	(In thousands)
Total assets	$132,292	$86,570	$45,722	$149,698	$100,717	$48,981

(1)	Interest expense specifically identified to a particular division is allocated to that division. Interest expense which is not specifically allocable is allocated based on the relative total assets of each division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2001
		Lending	Property
	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other portfolio income	$8,321	$8,321	$—
Lease income	5,994	—	5,994
Income from retained interests in transferred assets	1,815	1,815	—

Total	16,130	10,136	5,994

Expenses:
Interest (1)	4,020	2,463	1,557
Depreciation	1,774	—	1,774
Advisory and servicing fees to affiliate, net	1,711	1,319	392
Realized losses on retained interests in transferred assets	81	81	—
Provision for loan losses	200	200	—
Other	342	332	10

Total	8,128	4,395	3,733

Income from continuing operations	8,002	5,741	2,261

Discontinued operations:
Net earnings	650	—	650

	650	—	650

Gain on sale of assets:
Gain on sale of real estate investments	1,350	—	1,350
Gain on sale of loans receivable	1,433	1,433	—

	2,783	1,433	1,350

Net income	$11,435	$7,174	$4,261

Additions to real estate investments	$490	$—	$490

December 31, 2001
(In thousands)
Total assets	$156,347	$101,480	$54,867

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.

Note 18. Subsequent Event:

     PMC Capital, our affiliate, was merged into PMC Commercial, with PMC Commercial continuing as the surviving entity, on February 29, 2004. We now own and operate the businesses of PMC Capital and its subsidiaries. We believe that the merger will provide important strategic and financial benefits to us including larger market capitalization, stabilization of cash flow, support for our revenue stream and self-management. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which is the average closing price of our common stock for the three days preceding the date of the announcement adjusted by declared but unpaid dividends. As of December 31, 2003, we had incurred transaction costs for the merger of approximately $1,139,000 which are included in other assets in our accompanying consolidated balance sheet.

     The merger was accounted for under the purchase method of accounting as provided by SFAS No. 141. We acquired all assets and assumed all liabilities and preferred stock of PMC Capital at February 29, 2004. Based on our current estimate of value for PMC Capital’s assets to be acquired and liabilities and preferred stock of subsidiary to be assumed, no goodwill will result and we will record an extraordinary gain during the first quarter of 2004.

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Trust Managers of
PMC Commercial Trust:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2004 appearing on page F-2 of the 2003 Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 2004

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2003
(In thousands)

		Additions
	Balance at	Charged to	Charged to	Balance at
	beginning	costs and	other	end
Description	of period	expenses	accounts	of period
Year ended December 31, 2001 Loan Loss Reserves	$100	$200	$—	$300
Year ended December 31, 2002 Loan Loss Reserves	$300	$65	$—	$365
Year ended December 31, 2003 Loan Loss Reserves	$365	$310	$—	$675

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003
(In thousands)

					Cost Capitalized			Gross Amounts at
					Subsequent			Which Carried at
		Initial Cost			To Acquisition			Close of Period (1)
			Building	Furniture		Building	Furniture		Building	Furniture
			and	and		and	and		and	and
Description of Property	Encumbrances	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Total
The following are all hotel properties operating as Amerihost Inns
Ashland, OH	$—	$215	$2,626	$185	$—	$5	$46	$215	$2,631	$231	$3,077
Coopersville, MI	1,339	242	1,999	180	—	4	66	242	2,003	246	2,491
Eagles Landing, GA	—	325	1,815	180	—	4	19	325	1,819	199	2,343
Grand Rapids-N, MI	1,543	221	2,323	180	—	5	43	221	2,328	223	2,772
Grand Rapids-S, MI	1,471	368	2,173	183	—	4	49	368	2,177	232	2,777
Jackson, TN	—	403	1,936	183	—	4	36	403	1,940	219	2,562
McKinney, TX	—	273	2,066	183	—	4	37	273	2,070	220	2,563
Monroe, MI	—	273	2,060	189	—	4	100	273	2,064	289	2,626
Mosinee, WI	1,088	140	1,416	159	—	3	48	140	1,419	207	1,766
Mt. Pleasant, IA	980	179	1,851	189	—	4	76	179	1,855	265	2,299
Port Huron, MI	—	263	2,076	183	—	4	45	263	2,080	228	2,571
Rochelle, IL	881	221	2,017	183	—	4	57	221	2,021	240	2,482
Smyrna, GA	—	290	1,749	180	—	4	75	290	1,753	255	2,298
Storm Lake, IA	1,336	220	1,716	183	—	3	16	220	1,719	199	2,138
Tupelo, MS	—	236	1,901	183	—	4	33	236	1,905	216	2,357
Wooster — E, OH	—	171	1,673	174	—	3	51	171	1,676	225	2,072
Wooster — N, OH	—	263	1,575	229	—	7	40	263	1,582	269	2,114
Macomb, IL	1,650	194	2,277	180	—	4	69	194	2,281	249	2,724
Sycamore, IL	1,607	250	2,220	180	—	4	65	250	2,224	245	2,719
Marysville, OH	1,354	300	2,712	237	—	6	61	300	2,718	298	3,316
Plainfield, IN	1,464	300	1,962	180	—	4	36	300	1,966	216	2,482

	$14,713	$5,347	$42,143	$3,903	$—	$88	$1,068	$5,347	$42,231	$4,971	$52,549

(1)	The aggregate cost of our real estate for Federal income tax purposes was $52,549,000 (unaudited).

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003
(In thousands)

	Accumulated
Description of Property	Depreciation -			Life upon
	Building and			Which
The following are all hotel	Improvements;			Depreciation
properties operating as	Furniture and	Date of	Date of	in Statement
Amerihost Inns	Fixtures	Construction	Acquisition	Is Computed
Ashland, OH	$536	8/9/1996	6/30/1998	7 - 35 years
Coopersville, MI	454	1/9/1996	6/30/1998	7 - 35 years
Eagles Landing, GA	417	8/8/1995	6/30/1998	7 - 35 years
Grand Rapids-N, MI	487	7/5/1995	6/30/1998	7 - 35 years
Grand Rapids-S, MI	473	6/11/1997	6/30/1998	7 - 35 years
Jackson, TN	440	4/1/1998	6/30/1998	7 - 35 years
McKinney, TX	452	1/6/1997	6/30/1998	7 - 35 years
Monroe, MI	488	9/19/1997	6/30/1998	7 - 35 years
Mosinee, WI	357	4/30/1993	6/30/1998	7 - 35 years
Mt. Pleasant, IA	442	7/2/1997	6/30/1998	7 - 35 years
Port Huron, MI	436	7/1/1997	6/30/1998	7 - 35 years
Rochelle, IL	447	3/7/1997	6/30/1998	7 - 35 years
Smyrna, GA	414	1/8/1996	6/30/1998	7 - 35 years
Storm Lake, IA	405	3/13/1997	6/30/1998	7 - 35 years
Tupelo, MS	430	7/25/1997	6/30/1998	7 - 35 years
Wooster — E, OH	400	1/18/1994	6/30/1998	7 - 35 years
Wooster — N, OH	403	10/21/1995	6/30/1998	7 - 35 years
Macomb, IL	425	5/1/1995	3/23/1999	7 - 35 years
Sycamore, IL	416	5/31/1996	3/23/1999	7 - 35 years
Marysville, OH	514	6/1/1990	3/5/1999	7 - 35 years
Plainfield, IN	374	9/1/1992	3/5/1999	7 - 35 years

	$9,210

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003
(In thousands)

Gross amount carried:
		Totals
Balance at December 31, 2000		$70,941

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	490

Other (describe)	—	$490

Deductions during period:
Cost of real estate sold	$(12,436)

Other (describe)	—	$(12,436)

Balance at December 31, 2001		$58,995

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	388

Other (describe)	—	$388

Deductions during period:
Cost of real estate sold	$(4,965)

Real estate held for sale	(2,159)	$(7,124)

Balance at December 31, 2002		$52,259

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	290

Other (describe)	—	$290

Deductions during period:
Cost of real estate sold	$—

Real estate held for sale	(2,570)	$(2,570)

Balance at December 31, 2003		$49,979

Accumulated Depreciation:
Balance at December 31, 2000	$5,267

Additions during period:
Depreciation expense during the period	2,101
Accumulated Depreciation:
Assets sold or written-off during the period	(1,091)

Balance at December 31, 2001	$6,277

Additions during period:
Depreciation expense during the period	1,903
Accumulated Depreciation:
Real estate held for sale	(282)
Assets sold or written-off during the period	(567)

Balance at December 31, 2002	$7,331

Additions during period:
Depreciation expense during the period	1,879
Accumulated Depreciation:
Real estate held for sale	(436)
Assets sold or written-off during the period	—

Balance at December 31, 2003	$8,774

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
(In thousands, except footnotes)

											Principal Amount
											of Loans Subject
				Interest Rate		Final	Periodic		Face	Carrying	to Delinquent
						Maturity	Payment	Prior	Amount of	Amount of	Principal
Description of Property				Variable	Fixed	Date	Terms	Liens	Mortgages (1)	Mortgages	or Interest
100% of our mortgages are commercial first mortgages on limited service hospitality properties
Mortgages 3% or greater:
Richmond, VA				5.65%		4/25/2023	(2)	$—	$3,379	$3,355	$—
Davenport, IA				5.15%		5/12/2023	(3)	—	3,057	3,036	—
Orlando, FL				8.25%		1/1/2024	(4)		2,900	2,909
Emporia, VA				5.15%		12/16/2023	(5)		2,591	2,600
Stroudsburg, PA					10.80%	9/1/2017	(6)		2,201	2,183
Kingman, AZ				5.40%		12/31/2023	(7)		2,171	2,180
Arlington, TX					10.63%	4/5/2004	(8)		1,748	1,073 (8)	1,748
Dunkirk, NY				5.15%		4/9/2023	(9)		1,710	1,700
LaGrange, GA				5.15%		9/12/2023	(10)		1,662	1,662
Pikesville, MD					9.85%	4/23/2005	(11)		1,622	1,616
Grand Prairie, TX					10.90%	4/18/2006	(12)		1,619	1,606
Emporia, VA				5.15%		2/28/2023	(13)		1,561	1,556
Runnemede, NJ					10.90%	9/11/2006	(12)		1,533	1,520	—
States 3% or greater (14):
		Size of Loans
	Number	(In thousands)
	of
	Loans	From	To

Texas	3	$200	$1,000		10.50%	2/01/04--12/02/17		—	1,811	1,798	—
	1	(15)	(15)		10.99%	9/13/2006		—	1,060	1,053	—
Florida	2	$600	$1,000	8.25%	10.25%	01/23/04--04/30/06		—	1,236	1,232
	1	(15)	(15)	5.40%		3/30/2024		—	1,420	1,429
Arizona	1	(15)	(15)	5.40%		12/31/2003		—	660	660	—
	2	$1,000	$1,500	5.40%	9.50%	9/06/04--1/20/23		—	2,188	2,167	—
Maryland	2	$700	$1,300		9.60% to 10.25%	2/20/17--4/07/18		—	1,996	1,988
New York	1	(15)	(15)		8.85%	12/1/2006		—	50	50
Ohio	1	(15)	(15)		11.37%	8/12/2004		—	180	179	—
	2	$1,200	$1,500		9.00% to 11.37%	8/12/04--06/02/18		—	2,286	2,276	—
Mississippi	2	$1,000	$1,200		9.25% to 10.75%	10/02/06--4/14/18		—	2,218	2,204	—
Other	4	$100	$1,000		10.75% to 10.90%	12/01/05--07/31/12		—	2,274	2,258	—
	5	$1,000	$1,600	5.40% to 5.65%	9.60% to 10.75%	8/23/06--5/05/23		—	6,353	6,294	—

								$—	$51,486	$50,584	$—

Footnotes:
(1)	The aggregate cost of our mortgages for Federal income tax purposes was $51,486,000 (unaudited).
(2)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment charge for first five years is 5% of the principal prepaid. Prepayment charge for the second five years is 3% of the principal prepaid. Thereafter, no prepayment charge.
(3)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment is prohibited for first five years; thereafter 10% of prepaid principal.
(4)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment is prohibited until certificate of occupancy is issued; from then and continuing and including the date which is five years from the date the second lien note is paid in full, 10% charge on prepaid principal; no prepayment charge thereafter.
(5)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment charge is 5% for six years from December 31, 2003; no prepayment penalty at expiration of six years.
(6)	Payments are equal until September 1, 2007. At that date, interest rate may be changed at our discretion. Prepayment charge is based on a Yield Maintenance Premium.
(7)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment charge is 5% for five years from December 2, 2003; 3% for the next five years from that date and no prepayment charge after ten years from December 2, 2003.
(8)	An impaired loan with a face amount of $1,748,000 and a valuation reserve of $675,000.
(9)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment charge for first five years is 5% of the principal prepaid. Prepayment charge for the second five years is 1.5% of the principal prepaid. Thereafter, no prepayment charge.
(10)	Payments based on variable interest rate, adjusting quarterly until maturity. No prepayment charge for first year; years two through six 10% of the principal prepaid; years seven through twenty prepayment charge is 2% of the prepaid principal.
(11)	Payments based on fixed interest rate. Prepayment charge is greater of ninety-five days of interest or Yield Maintenance Premium.
(12)	Payments based on fixed interest rate. Prepayment charge is greater of 2% of prepaid principal or Yield Maintenance Premium.
(13)	Payments based on variable interest rate, adjusting quarterly until maturity. Prepayment charge for first five years is 5% of the principal prepaid. No prepayment charge thereafter.
(14)	For those loans which were individually less that 3% of our portfolio, we have grouped the outstanding balance by state.
(15)	Range not presented as represents only one loan.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
(In thousands)

		Totals
Balance at December 31, 2000		$65,645

Additions during period:
New mortgage loans	$51,683

Other — accretion of commitment fees	427	52,110

Deductions during period:
Collections of principal	$(5,935)

Foreclosures	—

Cost of mortgages sold	(32,662)

Amortization of premium	—

Loan loss reserve	(200)

Other — deferral for collection of commitment fees, net of costs	(473)	$(39,270)

Balance at December 31, 2001		$78,485

Additions during period:
New mortgage loans	$32,776

Other — accretion of commitment fees	455	33,231

Deductions during period:
Collections of principal	$(12,268)

Foreclosures	—

Cost of mortgages sold	(27,216)

Amortization of premium	—

Loan loss reserve	(65)

Other — deferral for collection of commitment fees, net of costs	(175)	$(39,724)

Balance at December 31, 2002		$71,992

Additions during period:
New mortgage loans	$31,320

Other — accretion of commitment fees	362	31,682

Deductions during period:
Collections of principal	$(7,618)

Foreclosures	—

Cost of mortgages sold	(45,032)

Amortization of premium	—

Loan loss reserve	(310)

Other — deferral for collection of commitment fees, net of costs	(130)	$(53,090)

Balance at December 31, 2003		$50,584

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (previously filed with the Commission as Exhibit 2.2 to the Registrant’s Form 8-K dated June 5, 1998 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (previously filed with Commission as Annex A to the Registrant’s Form S-4 dated November 10, 2003 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 from Registrant’s Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).

*3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004.

3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.2	1993 Employee Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with

Exhibit
Number	Description
the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.3	1993 Trust Manager Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.11	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on March 13, 2001).

10.12	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on March 13, 2001).

10.13	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.14	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.15	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference to Exhibit 2.3 from Registrant’s Form 8-K filed on March 13, 2001).

10.20	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on April 19, 2002).

10.21	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on April 19, 2002).

10.26	Investment Management Agreement between PMC Capital, Inc., PMC Commercial Trust and PMC Advisers, Ltd. dated July 1, 2003 (incorporated by reference from Registrant’s Form 10-Q filed August 12, 2003).

10.27	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003

Exhibit
Number	Description
(incorporated be reference from Registrant’s Form 8-K filed October 10, 2003).

10.28	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference from Registrant’s Form 8-K filed October 10, 2003).

*10.29	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A.

*10.30	Employment contract with Lance B. Rosemore dated September 17, 2003.

*10.31	Employment contract with Andrew S. Rosemore dated September 17, 2003.

*10.32	Employment contract with Barry N. Berlin dated September 17, 2003.

*10.33	Employment contract with Jan F. Salit dated September 17, 2003.

*10.34	Employment contract with Cheryl T. Murray dated July 1, 2001.

*10.35	Assumption, Waiver and Amendment Agreement dated February 27, 2004 between PMC Capital, Inc., PMC Commercial Trust, Security Life of Denver Insurance Company and ING USA Annuity and Life Insurance Company.

10.36	Senior Note dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company (incorporated by reference to Exhibit 4.27 from PMC Capital, Inc.’s (Commission File Number 1-09589) Form 10-K for the year ended December 31, 1995).

10.37	Senior Note dated July 19, 1999 for $10,000,000 with Equitable Life Insurance Company of Iowa (incorporated by reference to Exhibit 4.32 from PMC Capital, Inc.’s (Commission File Number 1-09589) Form 10-K for the year ended December 31, 1999).

10.38	Senior Note dated July 19, 2000 for $10,000,000 with Security Life of Denver (incorporated by reference to Exhibit 4.33 from PMC Capital, Inc.’s (Commission File Number 1-09589) Form 10-K for the year ended December 31, 2000).

10.39	Senior Note dated July 19, 2001 for $10,000,000 with Security Life of Denver (incorporated by reference to Exhibit 4.36 from PMC Capital, Inc.’s (Commission File Number 1-09589) Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description
*14.1	Code of Ethical Conduct for Senior Financial Officers — Chief Executive Officer

*14.2	Code of Ethical Conduct for Senior Financial Officers — Chief Financial Officer

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

**32.1	Section 906 Officer Certification — Chief Executive Officer

**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

E-4