Form 10-Q
period 2004-03-31
PMC COMMERCIAL TRUST /TX
filed 2004-05-14
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, Registrant had outstanding 10,844,091 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Loans receivable, net	$107,638	$50,534
Retained interests in transferred assets	75,241	30,798
Real estate investments, net	41,066	41,205
Real estate investment held for sale, net	2,134	2,134
Cash and cash equivalents	23,386	1,078
Restricted investments	3,753	4,068
Assets acquired in liquidation	1,927	—
Mortgage-backed security of affiliate	1,159	—
Interest receivable	379	228
Deferred tax asset, net	290	—
Other assets	980	1,691

Total assets	$257,953	$131,736

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes and debentures payable	$82,498	$33,380
Redeemable preferred stock of subsidiary	3,427	—
Borrower advances	2,618	1,260
Accounts payable and accrued expenses	2,190	615
Due to affiliates, net	2,047	72
Dividends payable	1,548	2,452
Unearned income	598	359
Other liabilities	1,317	1,507

Total liabilities	96,243	39,645

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	—

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 10,976,941 and 6,579,141 shares issued at March 31, 2004 and December 31, 2003, respectively, 10,844,091 and 6,446,291 shares outstanding at March 31, 2004 and December 31, 2003, respectively	110	66
Additional paid-in capital	151,505	94,792
Net unrealized appreciation of retained interests in transferred assets	4,389	3,618
Cumulative net income	100,468	86,222
Cumulative dividends	(94,377)	(91,322)

	162,095	93,376
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	160,810	92,091

Total liabilities and beneficiaries’ equity	$257,953	$131,736

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Revenues:
Interest income	$1,341	$1,447
Lease income	1,406	1,363
Income from retained interests in transferred assets	1,295	702
Other income, net	525	28

Total revenues	4,567	3,540

Expenses:
Interest	860	822
Depreciation	461	447
Salaries and related benefits	307	—
Advisory and servicing fees to affiliate, net	292	445
General and administrative	223	111
Realized losses on retained interests in transferred assets	13	—
Reduction of loan losses	(189)	—

Total expenses	1,967	1,825

Income before income tax provision, minority interest, discontinued operations and extraordinary item	2,600	1,715

Income tax provision	(6)	—
Minority interest (preferred stock dividend of subsidiary)	(8)	—

Income from continuing operations	2,586	1,715

Discontinued operations:
Net earnings	67	97

Income before extraordinary item	2,653	1,812

Extraordinary item:
Negative goodwill	11,593	—

Net income	$14,246	$1,812

Weighted average shares outstanding:
Basic	7,948	6,446

Diluted	7,979	6,454

Basic and diluted earnings per share:

Income from continuing operations	$0.32	$0.27
Discontinued operations	0.01	0.01
Extraordinary item	1.46	—

Net income	$1.79	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net income	$14,246	$1,812

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period	898	(77)
Less realized gains included in net income	(127)	(132)

	771	(209)

Comprehensive income	$15,017	$1,603

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$14,246	$1,812
Adjustments to reconcile net income to net cash provided by operating activities:
Loans funded, held for sale	(18)	—
Depreciation	461	470
Realized losses on retained interests in transferred assets	13	—
Extraordinary item — negative goodwill	(11,593)	—
Deferred income taxes	(12)	—
Reduction of loan losses	(189)	—
Stock-based compensation charge	1	—
Accretion of income on retained interests in transferred assets, net	—	(482)
Accretion of commitment fees	(80)	(57)
Amortization	82	16
Loan fees collected, net	50	88
Change in borrower advances	(717)	1,313
Net change in other operating assets and liabilities	(69)	(372)

Net cash provided by operating activities	2,175	2,788

Cash flows from investing activities:
Loans funded	(5,691)	(9,009)
Principal collected on loans	4,437	678
Principal collected on retained interests in transferred assets	753	—
Investment in retained interests in transferred assets	(841)	—
Proceeds from assets acquired in liquidation held for sale, net	186	—
Proceeds from mortgage-backed security of affiliate	5	—
Cash and cash equivalents received in connection with merger	31,488	—
Merger related costs	(856)	—
Release of restricted investments, net	320	1,064
Purchase of furniture, fixtures and equipment	(322)	(46)

Net cash provided by (used in) investing activities	29,479	(7,313)

Cash flows from financing activities:
Proceeds from issuance of common shares	71	—
Proceeds from revolving credit facility, net	—	8,850
Payment of principal on notes payable	(5,387)	(1,296)
Payment of borrowing costs	(30)	—
Payment of dividends	(4,000)	(2,707)

Net cash (used in) provided by financing activities	(9,346)	4,847

Net increase in cash and cash equivalents	22,308	322
Cash and cash equivalents, beginning of year	1,078	49

Cash and cash equivalents, end of period	$23,386	$371

Supplemental disclosures:
Interest paid	$1,277	$796

Loan receivable established through due to affiliate	$797	$—

Loan receivable originated in connection with sale of asset acquired in liquidation	$900	$—

Reclassification of loan receivable to asset acquired in liquidation	$1,184	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of March 31, 2004 and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2004 and 2003, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2004 and our results of operations for the three months ended March 31, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involved the valuation of our net assets acquired in connection with the merger and our retained interests in transferred assets and determining reserves on our loans receivable and assets acquired in liquidation.

The results for the three months ended March 31, 2004 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. We originate loans on commercial real estate primarily to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common stock is traded on the American Stock Exchange under the symbol “PCC.”

PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, was merged with and into PMC Commercial, with PMC Commercial continuing as the surviving entity, on February 29, 2004. Pursuant to the merger, each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. We now own and operate the businesses of PMC Capital and its subsidiaries, along with our existing operations and businesses.

Note 3. Consolidation:

The following subsidiaries were acquired in the merger with PMC Capital. First Western SBLC, Inc. (“First Western”) is licensed as a small business lending company that originates loans through the Small Business Administration (“SBA”) 7(a) guaranteed loan program. PMC Investment Corporation (“PMCIC”) is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended (“SBIA”). Western Financial Capital Corporation (“Western Financial”) is a licensed small business investment company under the SBIA. PMC Funding Corp. (“PMC Funding”) and PMC Asset Holding, LLC (“Asset Holding”) hold assets on our behalf. References to PMC Capital within this quarterly report refer to PMC Capital and its subsidiaries.

The consolidated financial statements include the accounts of PMC Commercial and its wholly-owned subsidiaries, including PMC Commercial Trust, Ltd. 1998-1 (“PMCT Trust”), formed in conjunction with our 1998 structured loan financing transaction, First Western, PMCIC, Western Financial, PMC Funding and Asset Holding. All material intercompany balances and transactions have been eliminated.

In addition, we are the sole shareholder or partner of several non-consolidated subsidiaries. These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture”, and together with the 2000 Joint

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures” and together with the 1998 Partnership and the 1999 Partnership, the “SPEs”). The SPEs were created in connection with structured loan sale transactions.

Our ownership interest in SPEs created in conjunction with structured loan sale transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). Accordingly, the assets, liabilities, partners’ capital and results of operations of the SPEs are not included in our consolidated financial statements.

Note 4. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 5. Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”) in January 2003. In December 2003, FASB issued Interpretation No. 46R which replaced FIN 46 and clarified the application of ARB 51. Implementation of the provisions of FIN 46R is effective for the first reporting period after March 15, 2004. The primary objectives of FIN 46R are to provide guidance on (i) the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and (ii) how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is not considered sufficient (based on both quantitative and qualitative considerations) to finance the entity’s activities without receiving additional subordinated financial support from other parties, including the entity’s own equity investors. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46R will not impact our consolidated financial statements since it is not applicable to qualifying SPEs accounted for in accordance with SFAS No. 140.

Note 6. Stock-Based Compensation Plans:

At March 31, 2004, we had two stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans generally vest immediately. We did not grant any awards under the plans during the three months ended March 31, 2004 or 2003; therefore, we did not recognize any compensation expense for new grants.

We assumed unearned stock compensation in the merger with PMC Capital representing the intrinsic value of unvested stock options assumed that vest as the employees provide future services. Compensation expense is being recognized over the vesting period, and we recorded compensation expense of approximately $1,000 during the three months ended March 31, 2004.

Note 7. Merger:

PMC Capital, Inc. was merged with and into PMC Commercial on February 29, 2004. We believe that the merger will provide important strategic and financial benefits to us including larger market capitalization, stabilization of cash flow, support for our revenue stream and self-management. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average closing price of our common stock for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.

The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incorporated PMC Capital’s activity on a consolidated basis from the merger date. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on management’s estimates of their respective fair values at the date of merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale. Accordingly, we recorded negative goodwill of $11,593,000 during the three months ended March 31, 2004 representing the excess of the fair value of net assets acquired over the cost of the merger.

The cost of the merger was as follows (dollars in thousands):

Fair value of 4,385,800 common shares of beneficial interest	$57,454
Transaction costs	1,034

Total	$58,488

The following table summarizes the estimated fair values of assets acquired, liabilities assumed and preferred stock of subsidiary as of February 29, 2004 (in thousands):

Loans receivable	$55,144
Retained Interests	43,597
Cash and cash equivalents	31,488
Assets acquired in liquidation	1,829
Mortgage-backed security of affiliate	1,164
Deferred tax asset, net	278
Other assets	599

Total fair value of assets acquired	134,099

Notes and debentures payable	54,487
Redeemable preferred stock of subsidiary	3,420
Accounts payable and accrued expenses	2,751
Borrower advances	2,075
Other liabilities	385
Cumulative preferred stock of subsidiary	900

Total liabilities assumed and preferred stock of subsidiary	64,018

Fair value of net assets acquired	$70,081

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma results of operations are based on the financial statements of PMC Capital and assumed the merger occurred on January 1 of the respective years:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Total revenues	$6,787	$6,688

Income from continuing operations	$2,788	$2,875

Income before extraordinary item	$2,855	$2,905

Net income	$14,448	$16,169

Earnings per share	$1.33	$1.49

These pro forma results have been prepared for comparative purposes only. In the opinion of management, all material adjustments necessary to reflect the effects of the merger transaction have been made. This pro forma information is not necessarily indicative of what the actual results of operations would have been had the merger transaction occurred on the indicated dates, nor does it purport to represent PMC Commercial’s results of operations for future periods.

Note 8. Loans Receivable, net:

Loans receivable, net consisted of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
SBIC commercial mortgage loans	$26,044	$—
SBA 7(a) program loans	13,630	—
Other commercial mortgage loans	68,697	51,436

Total loans receivable	108,371	51,436
Less:
Deferred commitment fees, net	(247)	(227)
Loan loss reserves	(486)	(675)

Loans receivable, net	$107,638	$50,534

At March 31, 2004 and December 31, 2003, respectively, approximately $70.3 million (65%) and $21.2 million (42%) of our net loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the 90-day LIBOR or the prime rate and $37.3 million (35%) and $29.3 million (58%) had a fixed interest rate, respectively. The weighted average interest rate of our variable-rate loans receivable was approximately 5.6% and 5.4% at March 31, 2004 and December 31, 2003, respectively. The weighted average interest rate of our fixed-rate loans receivable was approximately 10.0% and 10.1% at March 31, 2004 and December 31, 2003, respectively.

Our loans receivable were approximately 92% concentrated in the hospitality industry at March 31, 2004. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

At March 31, 2004 and December 31, 2003, loans receivable of approximately $3.3 million and $1.8 million, respectively, were either greater than 60 days past due, the loans were identified as impaired or the loans were in the process of liquidation.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Real Estate Investments:

As of March 31, 2004, our real estate investments consisted of 21 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement (the “Lease Agreement”).

Pursuant to the Lease Agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, for an initial 10-year period which expires in June 2008, with two renewal options of five years each and a third option for two years which expires in September 2020, and with consumer price index increases up to a maximum of 2% per year. Arlington guarantees the lease payment obligation of Arlington Inns, Inc. Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”) and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

At March 31, 2004, the annual base rent payment for the Hotel Properties was $5,338,000. In addition to our base rent we receive percentage rent equal to 4% of the gross room revenues of the Hotel Properties.

Our real estate investments consisted of the following:

	March 31, 2004		December 31, 2003
		Real		Real
	Real	Estate	Real	Estate
	Estate	Investment	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale
		(Dollars in thousands)
Land	$5,084	$263	$5,084	$263
Buildings and improvements	40,151	2,080	40,151	2,080
Furniture, fixtures and equipment	5,066	227	4,744	227

	50,301	2,570	49,979	2,570
Accumulated depreciation	(9,235)	(436)	(8,774)	(436)

	$41,066	$2,134	$41,205	$2,134

Number of Hotel Properties	20	1	20	1

The real estate investment held for sale at March 31, 2004 is under contract to Arlington for approximately $2.6 million pursuant to the Lease Agreement and is scheduled to be completed prior to June 2004.

We entered into a letter agreement with Arlington on March 12, 2004, pursuant to which we granted Arlington, among other things, reduced cash payments on the base rent due under the Lease Agreement. The letter agreement which originally terminated on April 30, 2004 was extended to May 31, 2004. Arlington is then required to pay the difference between the reduced rent payments made for March through May 2004 and the base rent for those three months provided for in the Lease Agreement. We anticipate that this difference will be collected prior to December 31, 2004.

We are currently in discussions with Arlington regarding a possible amendment to our Lease Agreement to allow for property sales, provide for additional rent deferments and adjust the timing and sales price for Arlington’s acquisition of our real estate investment held for sale. There can be no assurance that the Lease Agreement will be restructured on terms and conditions acceptable to us, or that any amendment will occur.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Retained Interests:

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

Prior to the merger, we completed joint structured loan sale transactions with PMC Capital in 2000, 2001, 2002 and 2003 (the “Originated Structured Loan Sale Transactions”). As a result of the merger, we acquired the remaining ownership interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

Information pertaining to the Originated Structured Loan Sale Transactions as of March 31, 2004 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$46,699	$27,862	$25,915	$44,353
Structured Notes balance outstanding	$41,326	$25,332	$23,360	$39,964
Cash in the collection account	$513	$392	$459	$369
Cash in the reserve account	$2,810	$1,688	$1,567	$2,673
Weighted average interest rate on loans	9.62%	9.59%	9.17%	LIBOR + 4.02%
Discount rate assumptions (1)	6.8% to 11.5%	6.8% to 11.5%	7.2% to 11.9%	7.6% to 11.6%
Constant prepayment rate assumption (2)	10.00%	10.00%	10.00%	10.00%
Weighted average remaining life of loans (3)	3.40 years	4.67 years	4.76 years	4.71 years
Aggregate losses assumed (4)	3.39%	3.60%	3.74%	3.20%
Aggregate principal losses to date	—%	—%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 6.8% to 7.6% for our required overcollateralization, (ii) 8.5% to 8.9% for our reserve funds and (iii) 11.5% to 11.9% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.7% to 1.1%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the Acquired Structured Loan Sale Transactions as of March 31, 2004 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$20,721	$28,499	$17,267	$34,757	$33,387	$56,185
Structured Notes balance outstanding	$21,128	$26,231	$14,614	$33,250	$31,780	$50,648
Cash in the collection account	$1,815	$1,668	$212	$373	$3,286	$533
Cash in the reserve account	$1,790	$1,790	$1,046	$2,831	$2,168	$3,388
Weighted average interest rate of loans	Prime + 1.22%	9.40%	9.20%	9.62%	9.61%	LIBOR + 4.02%
Discount rate assumptions (1)	4.0% to 11.8%	6.9% to 11.6%	7.0% to 11.7%	7.0% to 11.7%	7.2% to 11.9%	7.5% to 11.6%
Constant prepayment rate assumption (2)	12.0%	14.0%	14.0%	11.0%	10.0%	10.0%
Weighted average remaining life (3)	3.29 years	3.06 years	2.97 years	4.20 years	4.01 years	4.61 years
Aggregate principal losses assumed (4)	3.54%	2.43%	4.21%	3.39%	3.80%	3.11%
Aggregate principal losses to date (5)	—%	—%	4.27%	1.78%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 4.0% to 7.5% for our required overcollateralization, (ii) 8.6% to 8.9% for our reserve funds and (iii) 11.6% to 11.9% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.7% to 1.7%.
(5)	Represents historical losses incurred prior to our acquisition in connection with the merger. For the 2001 Joint Venture, includes anticipated losses on delinquent loans receivable with a “charged-off” status repurchased by us or considered to be repurchased by us in accordance with the Emerging Issues Task Force (“EITF”) issue number 02-09 (“EITF 02-09”), “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.”

In addition, First Western has Retained Interests related to sale of loans originated pursuant to the SBA 7(a) loan program. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At March 31, 2004, the principal balance outstanding on the sold loans of FW 97 was approximately $2.7 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At March 31, 2004, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $43.8 million and the weighted average excess spread (before servicing costs) was approximately 1.8%.

In determining the fair value of our Retained Interests related to First Western, our assumptions at March 31, 2004 included prepayment speeds ranging from 20% to 30% per annum, a loss rate of 0.2% per annum (relates only to FW 97) and discount rates ranging from 5.0% to 11.5%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.
(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.
(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following (percentages owned of the respective SPEs are shown in parentheses):

	March 31, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western (100%)	$—	$886	$944	$1,830	$1,780
1998 Partnership (100%)	1,274	1,393	506	3,173	3,168
1999 Partnership (100%)	4,067	1,448	1,035	6,550	6,484
2000 Joint Venture (100%)	9,437	3,225	1,193	13,855	12,693
2001 Joint Venture (100%)	7,700	3,733	3,688	15,121	13,777
2002 Joint Venture (100%)	8,143	2,992	2,816	13,951	13,142
2003 Joint Venture (100%)	10,930	4,801	5,030	20,761	19,808

	$41,551	$18,478	$15,212	$75,241	$70,852

	December 31, 2003
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
2000 Joint Venture (68%)	$6,322	$2,290	$1,521	$10,133	$8,876
2001 Joint Venture (42%)	3,051	1,317	1,918	6,286	5,230
2002 Joint Venture (39%)	3,050	1,208	1,099	5,357	4,850
2003 Joint Venture (44%)	4,817	1,930	2,275	9,022	8,224

	$17,240	$6,745	$6,813	$30,798	$27,180

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sensitivity analysis of our Retained Interests as of March 31, 2004 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$70,632	($4,609)
Losses increase by 100 basis points per annum (1)	$66,182	($9,059)
Rate of prepayment increases by 5% per annum (2)	$73,424	($1,817)
Rate of prepayment increases by 10% per annum (2)	$72,061	($3,180)
Discount rates increase by 100 basis points	$72,156	($3,085)
Discount rates increase by 200 basis points	$69,263	($5,978)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at March 31, 2004 and December 31, 2003. We owned 100% of the SPEs at March 31, 2004. We owned approximately 68% of the 2000 Joint Venture, 42% of the 2001 Joint Venture, 39% of the 2002 Joint Venture and 44% of the 2003 Joint Venture as of December 31, 2003. We did not own any of the 1998 Partnership or the 1999 Partnership as of December 31, 2003; however, the financial information is presented below for comparative purposes. The remaining interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership were owned by PMC Capital at December 31, 2003.

Summary of Financial Position (1):

	1998 Partnership		1999 Partnership		2000 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)
Loans Receivable, Net	$20,484	$22,258	$28,499	$30,053	$63,858	$65,608

Total Assets	$24,128	$24,463	$32,130	$34,294	$68,827	$70,683

Notes Payable	$21,128	$21,435	$26,231	$28,161	$55,940	$57,634

Total Liabilities	$21,182	$21,490	$26,377	$28,317	$56,110	$57,809

Partners’ Capital	$2,946	$2,973	$5,753	$5,977	$12,717	$12,874

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)
Loans Receivable, Net	$62,619	$65,731	$59,143	$63,471	$100,538	$101,360

Total Assets	$70,392	$72,422	$66,883	$69,765	$107,735	$108,293

Notes Payable	$58,582	$61,165	$55,140	$57,788	$90,612	$91,408

Total Liabilities	$58,860	$61,327	$55,313	$57,948	$90,706	$91,503

Partners’ Capital	$11,532	$11,095	$11,570	$11,817	$17,029	$16,790

(1)	Balances represent 100% of the limited partnership interests in the SPEs.

The following information summarizes the results of operations of the SPEs.

Summary of Operations (1):

	Three Months Ended March 31,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2004	2003	2004	2003	2004	2003
	(In thousands)
Interest Income	$279	$374	$700	$900	$1,571	$1,663

Total Revenues	$299	$377	$797	$1,000	$1,587	$1,684

Provision for (Reduction of) Losses	$(4)	$(39)	$—	$—	$—	$45

Interest Expense	$159	$200	$435	$582	$1,039	$1,135

Total Expenses	$175	$300	$461	$615	$1,093	$1,239

Net Income	$124	$77	$336	$385	$494	$445

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
					2003 Joint
	2001 Joint Venture		2002 Joint Venture		Venture
	2004	2003	2004	2003	2004(2)
	(In thousands)
Interest Income	$1,577	$1,764	$1,469	$1,604	$1,328

Total Revenues	$1,677	$1,775	$1,842	$1,646	$1,337

Provision for (Reduction of) Losses	$397	$(140)	$159	$—	$—

Interest Expense	$945	$1,067	$940	$1,032	$552

Total Expenses	$1,395	$986	$1,145	$1,089	$635

Net Income	$282	$789	$697	$557	$702

(1)	Amounts represent 100% of the limited partnership interests in the SPEs.
(2)	There were no operations prior to October 7, 2003.

We owned 100% of the Joint Ventures as of March 31, 2004. Our limited partnership allocation of the net income of the Joint Ventures for the three months ended March 31, 2003 was as follows:

	2000 Joint	2001 Joint	2002 Joint
	Venture	Venture	Venture
	(In thousands)
Net Income	$409	$254	$201

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the SPEs. As a result, at March 31, 2004 and December 31, 2003 our consolidated balance sheets do not include the $370.1 million and $156.8 million of assets, respectively, and $308.5 million and $131.3 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $73.4 million and $30.8 million at March 31, 2004 and December 31, 2003, respectively, including unrealized appreciation of $4.4 million and $3.6 million, respectively.

The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was 11.3% and 11.9% during the three months ended March 31, 2004 and 2003, respectively.

As a result of the merger, as of March 1, 2004, we are the servicer for all loans held by the SPEs. Servicing fee income for the three months ended March 31, 2004 was approximately $58,000 which represents one month of servicing fee income. Servicing fee income is included in other income, net, in our consolidated income statement. We have not established a servicing asset or liability as the servicing fees are considered adequate compensation. PMC Capital was the servicer for all loans receivable held by the SPEs prior to the merger; therefore, no servicing fees were earned or received by us for the three months ended March 31, 2003.

We received approximately $2.0 million and $220,000 in cash distributions from the SPEs during the three months ended March 31, 2004 and 2003, respectively. Our cash distributions were reduced during the three months ended March 31, 2003

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to the deferral of approximately $780,000 related to the 2000 Joint Venture. These funds were received in a future period.

In accordance with EITF 02-09, as a result of a delinquent loan which we were contractually allowed to repurchase from our SPE, we recorded a loan receivable and a corresponding due to affiliate at the estimated value of the loan receivable of approximately $800,000. The principal balance of this delinquent loan in the 2001 Joint Venture was approximately $1.1 million at March 31, 2004.

Note 11. Assets Acquired in Liquidation:

At March 31, 2004, our assets acquired in liquidation were approximately $1.9 million consisting primarily of a limited service hospitality property and additional collateral.

We acquired a limited service hospitality property in connection with the merger. We sold the limited service hospitality property to a third party in March 2004 for our cost of approximately $1.1 million. Accordingly, no gain or loss was recognized on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2006.

During March 2004, a limited service hospitality property with a cost of approximately $1.2 million was repurchased from PMCT Trust. The property was subsequently leased to a third party operator with an option to purchase. In April 2004, the property was sold to the third party for cash proceeds of approximately $1.5 million.

Note 12. Revolving Credit Facility and Notes and Debentures Payable:

Information on our revolving credit facility and notes and debentures payable at March 31, 2004 was as follows:

	March 31, 2004		December 31, 2003		Weighted
			Face Amount		Average
	Face	Carrying	and Carrying	Range of	Coupon
	Amount	Value	Value	Maturities	Rate
		(In thousands)
Revolving credit facility	$—	$—	$—	2004	N/A
Structured notes payable	13,443	13,443	18,667	2004 to 2018	6.37%
Mortgage notes payable	14,586	14,586	14,713	2004 to 2019	7.20%
Uncollateralized notes payable	35,000	35,035	—	2004 to 2006	3.92%
Debentures payable	18,500	19,434	—	2005 to 2013	7.27%

	$81,529	$82,498	$33,380

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required on our notes and debentures payable at March 31, 2004 were as follows:

Twelve Months
Ending March 31,	Total (1)
(In thousands)
2005	$21,645
2006	20,546
2007	17,855
2008	938
2009	1,950
Thereafter	18,595

$81,529

(1)	Maturities of the structured notes payable are dependent upon the timing of the cash flows received from the underlying loans receivable.

Revolving Credit Facility
 We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility matures in December 2004 and provides us with credit availability up to $40 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. We did not have any amounts outstanding under the revolving credit facility at March 31, 2004 or December 31, 2003. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. At March 31, 2004, we were in compliance with the covenants of this facility.

Structured Notes Payable
 In June 1998, we formed a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes mature in 2019; however, repayment of principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes bear interest at 6.37% per annum and are collateralized by the loans receivable that we contributed to the partnership. At March 31, 2004 and December 31, 2003, the principal amount of the underlying loans receivable was $19.1 million and $26.0 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if the partnership fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of the partnership. The principal amount of the Trust Structured Notes outstanding at March 31, 2004 and December 31, 2003 was $13.4 million and $18.7 million, respectively.

Mortgage Notes Payable
 We have entered into seven mortgage notes payable, each collateralized by a Hotel Property. The mortgage notes payable have a weighted average interest rate of 6.6%, mature between June 2004 and August 2019 and have amortization periods of 20 years. At both March 31, 2004 and December 31, 2003, the aggregate balances outstanding on these obligations were $8.6 million. Of these mortgage notes payable, $1.5 million mature in June 2004 at an interest rate of 7.5% and $1.5 million mature in October 2004 at an interest rate of 8.0%.

In addition, our subsidiaries have entered into mortgage notes payable related to four Hotel Properties with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At March 31, 2004 and December 31, 2003, the aggregate balances outstanding on these mortgage notes payable were $6.0 million and $6.1 million, respectively, of which $3.2 million and $3.3 million, respectively, were guaranteed by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncollateralized Notes Payable
 Our uncollateralized notes payable outstanding at March 31, 2004 were assumed in connection with the merger and mature from April 2004 to July 2006 with a weighted average cost of funds of 3.9% at March 31, 2004. These notes payable require us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At March 31, 2004, we were in compliance with the covenants of these notes payable. During April 2004 (at maturity), we repaid $5.0 million of these notes payable using existing cash and our revolving credit facility.

Debentures Payable
 Debentures payable, assumed in connection with the merger, represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures mature from September 2005 to September 2013 with a cost of funds at March 31, 2004 of 6.0%.

Note 13. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $7,600 were recognized on the 3% Preferred Stock during the three months ended March 31, 2004, representing one month’s dividend requirement since the date of the merger, and are reflected in our consolidated statement of income as minority interest.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. As such, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” requires that the 4% Preferred Stock be classified as a liability on our consolidated balance sheet. Dividends of approximately $14,000 were recognized on the 4% Preferred Stock during the three months ended March 31, 2004, representing one month’s activity since the date of the merger, and are included as a component of interest expense in our consolidated statement of income.

Note 14. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 7,948,000 and 6,446,000 for the three months ended March 31, 2004 and 2003, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 31,000 and 8,000 shares, respectively, during the three months ended March 31, 2004 and 2003 for the dilutive effect of stock options.

Options to purchase 44,500 and 60,600 common shares were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the stock.

Note 15. Dividends Paid and Declared:

On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Taxable Income:

As a real estate investment trust (“REIT”), we generally will not be subject to corporate level Federal income tax on net income we currently distribute to shareholders provided we distribute at least 90% of our REIT taxable income. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years.

We have wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. Our taxable REIT subsidiaries are PMCIC, First Western and PMC Funding. The income generated from our taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The following table reconciles net income to taxable income for PMC Commercial:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net income	$14,246	$1,812
Add: Book depreciation and amortization	461	470
Less: Tax depreciation and amortization	(467)	(433)
Book/tax difference on Retained Interests, net	721	86
Negative goodwill	(11,593)	—
Loan valuation adjustments	(189)	—
Other book/tax differences, net	1	73

Taxable income	$3,180	$2,008

Distributions declared	$3,055	$2,579

Dividends declared per share	$0.38	$0.40

Income tax expense related to the taxable REIT subsidiaries consists of the following for the three months ended March 31, 2004 (in thousands):

Federal:
Current	$18
Deferred	(12)

$6

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of our taxable REIT subsidiaries income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows for the three months ended March 31, 2004 (in thousands):

Income before income taxes for taxable REIT subsidiaries	$12

Expected Federal income tax expense	$4
Preferred dividend of subsidiary recorded as minority interest	2

Income tax provision	$6

The components of the net deferred tax asset at March 31, 2004 were as follows (in thousands):

Deferred tax assets:
Operating loss carryforwards	$171
Servicing asset	237
Premiums on acquired notes and debentures payable	161
Deferred borrowing costs	70
Other	22

Total gross deferred tax assets	661
Valuation allowance	171

490

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	200

Total gross deferred tax liabilities	200

Deferred tax asset, net	$290

The net operating loss carryforwards were generated by PMC Funding. These net operating loss carryforwards are available to offset future taxable income of PMC Funding. However, based on PMC Funding’s historical and anticipated pretax earnings, management does not believe that we will realize the benefit of these net operating loss carryforwards. Accordingly, they were valued at zero at March 31, 2004. The net operating loss carryforwards expire from 2012 to 2022.

Note 17. Discontinued Operations:

Discontinued operations of our Hotel Properties (one hotel property and two hotel properties at March 31, 2004 and 2003, respectively) consisted of the following:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Lease income	$71	$128
Advisory fees	(4)	(8)
Depreciation	—	(23)

Discontinued operations	$67	$97

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Profit Sharing Plan:

Commencing with the merger on March 1, 2004, we have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $18,000 was expensed during the three months ended March 31, 2004 representing one month’s activity since the date of the merger. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

Note 19. Commitments and Contingencies:

Loan Commitments
 Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At March 31, 2004, we had approximately $22.3 million of total loan commitments and approvals outstanding. Of these, approximately $0.8 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. The majority of these commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 2.25% to 2.75% and over LIBOR generally ranging from 4.0% to 4.5%. The weighted average interest rate on our loan commitments and approvals at March 31, 2004 was approximately 5.5%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease
 We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows for the twelve-month periods ending March 31:

Amount
(In thousands)
2005	$64
2006	158
2007	170
2008	182
2009	194
Thereafter	553

$1,321

Rental expense, which is being recorded on a straight-line basis, amounted to approximately $13,000 during the three months ended March 31, 2004 representing expense for one month since the merger date.

Employment Agreements
 In connection with the merger, we assumed employment agreements with certain of our officers. Annual base salary during the term of the contracts does not exceed $315,000 for any one individual. Future minimum payments under these contracts are $996,000, $934,000 and $467,000 for the twelve-month periods ending March 31, 2005, 2006 and 2007, respectively.

Structured Loan Financing Transaction
 Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from PMCT Trust, pursuant to its trust indenture, are limited and restricted. The reserve requirement (at its minimum of $1.4 million at March 31, 2004) is calculated as follows: the outstanding principal balance of PMCT Trust loans receivable which are delinquent 180 days or more plus 2% of our underlying loans receivable of PMCT Trust at inception ($1.4 million). As of March 31, 2004 and December 31, 2003, there were no loans receivable in PMCT Trust that were delinquent 180 days or more. At March 31, 2004, the cash balance in our reserve fund, included in restricted investments on our consolidated balance sheet, was approximately $1,438,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structured Loan Sale Transactions
 When our structured loan sale transactions were completed, the transaction documents of the SPE contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. During the first quarter of 2004, as a result of delinquent loans with a principal balance of $1.9 million related to two structured loans sale transactions, certain Credit Enhancement Provisions were triggered. As a consequence, cash flows of approximately $840,000 have been deferred and utilized to fund the increased reserve requirements. As a result of the $1.9 million of delinquent loans, management expects that approximately $1.0 million of additional cash flows will be deferred and used to fund the increased reserve requirements. Management believes that these funds, used to build the reserve fund, will be distributed to us in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

Environmental
 PMC Funding has recorded a liability of approximately $100,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the full obligation may be required to be paid. There can be no assurance of the accuracy of this estimate. While not anticipated, if the underlying environmental remediation required increases as a result of a change in the effectiveness of the current remediation, additional costs will be incurred and such costs could be material.

Litigation
 In the normal course of business, including our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 20. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (ii) the Property Division which owns our Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the three months ended March 31, 2004 and 2003 was as follows:

	For the Three Months Ended March 31,
	2004			2003
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$1,866	$1,866	$—	$1,475	$1,475	$—
Lease income	1,406	—	1,406	1,363	—	1,363
Income from Retained Interests	1,295	1,295	—	702	702	—

Total	4,567	3,161	1,406	3,540	2,177	1,363

Expenses:
Interest (1)	860	488	372	822	451	371
Depreciation	461	—	461	447	—	447
Salaries and related benefits (2)	307	277	30	—	—	—
Advisory and servicing fees to affiliate, net	292	236	56	445	360	85
General and administrative	223	223	—	111	111	—
Realized losses on Retained Interests	13	13	—	—	—	—
Reduction of loan losses	(189)	(189)	—	—	—	—

Total	1,967	1,048	919	1,825	922	903

Income before income tax provision, minority interest, discontinued operations and extraordinary item	2,600	2,113	487	1,715	1,255	460
Income tax provision	(6)	(6)	—	—	—	—
Minority interest (preferred stock dividend of subsidiary)	(8)	(8)	—	—	—	—

Income from continuing operations	2,586	2,099	487	1,715	1,255	460
Discontinued operations:
Net earnings	67	—	67	97	—	97

Income before extraordinary item	2,653	2,099	554	1,812	1,255	557
Extraordinary item:
Negative goodwill	11,593	11,593	—	—	—	—

Net income	$14,246	$13,692	$554	$1,812	$1,255	$557

Additions to real estate investments	$322	$—	$322	$46	$—	$46

	As of March 31,
	2004			2003
Total assets	$257,953	$212,748	$45,205	$157,140	$108,521	$48,619

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Current Operating Overview and Significant Economic Factors” included elsewhere in this Form 10-Q and the information contained under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2003. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     The following discussion of our financial condition at March 31, 2004 and results of operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

BUSINESS

     PMC Commercial Trust (“PMC Commercial” and, together with its wholly-owned subsidiaries, the “Company,” “our,” “us” or “we”) is a REIT that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. We originate loans on commercial real estate primarily to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities.

     On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, was merged with and into PMC Commercial. We expect that the larger equity market capitalization created by the merger will help create new business flexibility and earnings stability. As a result of the larger equity base, we believe that the ability to meet our liquidity needs will be enhanced including larger credit facilities and alternative credit facilities such as a warehouse line of credit.

     The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activity on a consolidated basis from the date of the merger.

     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates.

     As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. We operate from our headquarters in Dallas, Texas.

CURRENT OPERATING OVERVIEW AND SIGNIFICANT ECONOMIC FACTORS

     The following provides an update of our current operating overview and significant economic factors included in our Annual Report on Form 10-K for the year ended December 31, 2003, that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans, the operations of our properties and/or the performance of our SPEs.

Property Division

     We have entered into discussions with Arlington Hospitality, Inc. (“Arlington”) regarding a possible amendment to the master lease or the individual lease agreements on our 21 hotel properties (the “Hotel Properties”). We are currently exploring possible lease amendments, including, but not limited to, provisions that would:

•	Encourage the sale of the 21 Hotel Properties over a reasonable period of time, not to exceed four years. We anticipate, in aggregate, receipt of our “Stated Value” established for the Hotel Properties from the sale proceeds or other sources. The Stated Value (currently an aggregate of $50.8 million) is the value attributed to each Hotel Property at inception of the lease for purposes of determining the lease payment; and,
•	Continue the reduction of the current rent payable from approximately 10.5% to no less than 8.5% of the Stated Value during the term of the leases.

     There can be no assurance that the leases will be restructured on terms and conditions acceptable to us, or that any amendment will occur. If the above provisions are amended in the leases, we estimate that the cash received would be reduced, on an annual basis, by approximately $1.0 million. Our lease payments would further be reduced by any property sales; however, we would earn income on any investments which we acquire with the proceeds from the property sale.

     To the extent we agree to amend our lease agreements including approvals for sales of our Hotel Properties, certain of our Hotel Properties could be deemed impaired at the time of such amendment or identification of property to be held for sale and impairment losses that result, if any, could be material. See – “Portfolio Information – Property Ownership.”

Lending Division

     Our loans funded during the first quarter of 2004 were approximately $6.6 million which is below our loans funded during the same period of 2003 by $2.4 million and below our quarterly average of loans funded during 2003 by approximately $1.2 million. While our expectations for loans to be funded during 2004 exceeds our 2003 loan originations, this expectation arises primarily from the fundings created by our merger with PMC Capital including loans to be originated under SBA loan programs. We believe that the continued reduced loan volume has primarily been caused by several factors including:

•	Subsequent to the completion of our structured loan sale transaction in October 2003, it is taking more time than expected to re-establish our market presence. This includes educating our traditional loan referral sources (i.e., loan brokers, real estate brokers, franchise sales representatives and existing customers) as to our current lending programs;
•	We have remained cautious in our underwriting since economic conditions for the limited service of the hospitality industry appeared tenuous during the latter part of 2003 and early 2004;
•	The increased potential for an increasing interest rate environment has caused borrowers to consider fixed interest rates instead of variable interest rates. Our loan programs at the present time are based on variable interest rates; and,
•	Banks continue to offer “mini-perm” fixed-rate loans to our potential borrowers that have interest rates below what we can offer, primarily because the cost of funds used by banks is lower than our cost of capital.

     As a result, there were fewer commitments generated during the fourth quarter of 2003 and the first quarter of 2004 and our pipeline has not been increasing as we had anticipated. Recently, as the signs of an economic recovery appear to be more promising and our renewed marketing efforts have gained momentum, we have seen an increase in activity.

     At March 31, 2004 and December 31, 2003, our outstanding commitments to fund new loans were approximately $22.3 million and $7.7 million, respectively. The majority of these commitments are for variable-rate loans which provide an interest rate match with our recent and present sources of funds. We are currently evaluating alternative sources of funds which may include borrowings at fixed rates. The use of fixed-rate sources of funds would (i) allow enhanced marketing of fixed-rate loans while maintaining our variable-rate programs and (ii) minimize interest rate mismatches between our sources and uses of funds.

Lodging Industry

     The lodging industry outlook for 2004 is more optimistic than 2003. Historically, lodging demand in the United States correlates to changes in the U.S. Gross Domestic Product (“GDP”) growth, with typically a two to three quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the past six months and the projections for the remainder of 2004, an improvement in 2004 in lodging demand is predicted by industry analysts. Such improvement, and its continuation beyond 2004, will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply, which is expected to improve in 2005; and the impact of global or domestic events on travel and the hotel industry. Industry analysts with PricewaterhouseCoopers LLP have published reports that predict that the industry’s results will improve in 2004 and 2005, after three difficult years.

     Most analysts predict, consistent with historical industry results, that the mid-scale (without food and beverage) segment of the hospitality industry should outperform the industry trends outlined above. There can be no assurance that this segment will actually outperform the industry, or that our Hotel Properties will achieve industry or sector wide increases in line with such forecasts.

PORTFOLIO INFORMATION

Lending Activities

General

     During the three months ended March 31, 2004 and 2003, we originated approximately $6.6 million and $9.0 million of loans, respectively. Principal collections on our loans receivable were $4.4 million (including $3.8 million of prepayments of loans in our 1998 structured loan financing transaction) and $0.7 million during the three months ended March 31, 2004 and 2003, respectively. During the year ended December 31, 2003, we originated $31.3 million of loans.

     Since the cash flows from sold loans impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) is provided below. At March 31, 2004, our Retained Portfolio does not include $382.1 million of aggregate principal balance remaining on loans sold in structured loan sale transactions and secondary market loan sales. Our Aggregate Portfolio outstanding was $490.5 million at March 31, 2004. The weighted average contractual interest rate on our Aggregate Portfolio was 7.6%, 8.2% and 8.6% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	March 31,	December 31,	March 31,
	2004	2003	2003
Weighted Average Interest Rate	6.8%	8.1%	7.2%
Annualized Average Yield (1)	9.2%	7.2%	7.6%

(1)	In addition to interest income, the yield includes all fees earned and is reduced (increased) by the provision for (reduction of) loan losses.

     Our weighted average interest rate declined from March 31, 2003 and December 31, 2003 due primarily to the acquisition of primarily variable-rate loans from PMC Capital with a weighted average interest rate of approximately 5.8% at February 29, 2004. Our annualized average yield increased during the three months ended March 31, 2004 due primarily to increased prepayment fees received related to loans which prepaid in our 1998 structured loan financing transaction and a reduction in anticipated loan losses.

     At March 31, 2004, approximately $70.3 million (65%) of our loans receivable had variable interest rates (reset on a quarterly basis) based primarily on the 90-day LIBOR or the prime rate with a weighted average interest rate of approximately 5.6%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5% and the spread we charge over the prime rate generally ranges from 1.0% to 2.75%. The LIBOR rate used in determining interest rates to be charged to our borrowers during the second quarter of 2004 (set on April 1, 2004) is 1.11% while the LIBOR charged during the first quarter of 2004 (set on January 1, 2004) was 1.15%. The prime rate used in determining interest rates to be charged to our borrowers remained constant at 4%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at March 31, 2004, approximately $37.3 million (35%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 10.0%.

Problem Loans

     Senior management closely monitors our problem loans which are classified into two categories: Impaired Loans and Special Mention Loans (together, “Problem Loans”). Our Impaired Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans that are either not complying or had previously not complied with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     Our Problem Loans were as follows:

	March 31,	December 31,
	2004	2003
	(In thousands)
Impaired Loans (1):
Loans receivable	$3,316	$1,748
Sold loans of SPEs	3,867	1,357

	$7,183	$3,105

Special Mention Loans (1):
Loans receivable	$4,433	$249
Sold loans of SPEs	4,302	—

	$8,735	$249

Percentage Impaired Loans:
Loans receivable	3.1%	3.4%
Sold loans of SPEs	1.2%	0.9%
Percentage Special Mention Loans:
Loans receivable	4.1%	0.5%
Sold loans of SPEs	1.3%	—

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. Accordingly, impaired and special mention loan statistics for our SBA 7(a) guaranteed loans have not been presented.

     At March 31, 2004 and December 31, 2003, we had reserves in the amount of $486,000 and $675,000, respectively, against loans receivable that we have determined to be Impaired Loans. Our aggregate Problem Loans increased from $3.4 million at December 31, 2003 to $15.9 million at March 31, 2004 primarily as a result of Problem Loans acquired in connection with the merger with PMC Capital.

Retained Interests in Transferred Assets (“Retained Interests”)

     At March 31, 2004 and December 31, 2003, the estimated fair value of our Retained Interests was $75.2 million and $30.8 million, respectively. We acquired $43.6 million of Retained Interests in connection with the merger with PMC Capital on February 29, 2004. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans, (ii) contractually required cash balances owned by the SPE and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE. Retained Interests are our residual interest in the loans sold by us to the SPE. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their fair value. Retained Interests are subject to credit, prepayment and interest rate risks. Retained Interests are materially more susceptible to these risks than the notes issued by the SPE.

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

     The net unrealized appreciation on our Retained Interests at March 31, 2004 and December 31, 2003 was $4.4 million and $3.6 million, respectively. The increase in our net unrealized appreciation on Retained Interests during the first quarter of 2004 is primarily a result of a decrease in discount rates. Any appreciation of our Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

     The following sensitivity analysis of our Retained Interests as of March 31, 2004 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$70,632	($4,609)
Losses increase by 100 basis points per annum (1)	$66,182	($9,059)
Rate of prepayment increases by 5% per annum (2)	$73,424	($1,817)
Rate of prepayment increases by 10% per annum (2)	$72,061	($3,180)
Discount rates increase by 100 basis points	$72,156	($3,085)
Discount rates increase by 200 basis points	$69,263	($5,978)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

Property Ownership

     Our Hotel Properties are operated pursuant to a lease agreement with Arlington Inns, Inc., a wholly-owned subsidiary of Arlington. Arlington guarantees the lease payment obligation of Arlington Inns, Inc.

     Arlington operates our Hotel Properties as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of leasehold properties. The following table summarizes statistical data provided by Arlington regarding our 21 Hotel Properties:

	Three Months Ended
	March 31,		% Increase
	2004	2003	(Decrease)
Occupancy	50.18%	50.50%	(0.6%)
ADR (1)	$53.26	$52.65	1.2%
RevPAR (2)	$26.72	$26.59	0.5%
Revenue	$3,108,977	$3,060,707	1.6%
Rooms Rented	58,379	58,130	0.4%
Rooms Available	116,347	115,865	0.4%

(1)	“ADR” is defined as the average daily room rate.
(2)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Arlington announced in its Annual Report on Form 10-K for the year ended December 31, 2003, that the aggregate cash flow from the operations in 2003 from the hotel properties that we own and lease to one of Arlington’s subsidiaries was not sufficient to pay the lease obligations and ongoing capital expenditures related to these hotel properties as required by the lease agreements.

     Our income related to the Hotel Properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     We entered into a letter agreement with Arlington on March 12, 2004 pursuant to which we granted Arlington, among other things, reduced cash payments on the base rent due under the lease agreements. The letter agreement which originally terminated on April 30, 2004 was extended to May 31, 2004. Arlington is then required to pay the difference between the reduced rent payments made for March through May 2004 and the base rent for those three months provided for in the master lease. We anticipate that this difference will be collected prior to December 31, 2004.

     We are currently in discussions with Arlington regarding a possible amendment to our lease agreements to allow for property sales, provide for additional rent deferments and adjust the timing and sales price for Arlington’s acquisition of our real estate investment held for sale. There can be no assurance that the lease agreements will be restructured on terms and conditions acceptable to us, or that any amendment will occur.

     A summary of financial information for the lessee of our properties, Arlington, (which has been derived from their latest available public filings as of our filing date) as of December 31, 2003 and 2002 and for years ended December 31, 2003 and 2002, is as follows:

ARLINGTON HOSPITALITY, INC.

	December 31,	December 31,
	2003	2002
	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$81,629	$103,903
Cash and short-term investments	3,624	3,970
Total assets	99,713	119,934
Total liabilities	87,926	102,564
Shareholders’ equity	11,787	17,370

	Years Ended
	December 31,
	2003	2002
	(In thousands)
INCOME STATEMENT DATA:
Revenue	$72,517	$68,172
Operating income (loss)	(2,449)	2,921
Net loss	(5,619)	(1,710)

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including March 31, 2004 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Overview

     Income from continuing operations increased by $871,000 (51%), to $2,586,000 during the three months ended March 31, 2004 from $1,715,000 during the three months ended March 31, 2003. Net income increased by $12,434,000, to $14,246,000 during the three months ended March 31, 2004 from $1,812,000 during the three months ended March 31, 2003. Earnings per share from continuing operations increased $0.05 (19%), to $0.32 per share during the three months ended March 31, 2004 from $0.27 per share during the three months ended March 31, 2003. The increase in net income is primarily due to:

•	the merger of PMC Capital with and into PMC Commercial on February 29, 2004 resulted in an extraordinary gain from negative goodwill of $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger;
•	increased income from Retained Interests of $593,000 due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and the completion in October 2003 of our 2003 structured loan sale transaction; and
•	increased other income, net, of $497,000 due to increased prepayments resulting in greater prepayment fee income.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income decreased by $106,000 (7%), to $1,341,000 during the three months ended March 31, 2004 from $1,447,000 during the three months ended March 31, 2003. Interest income consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Interest income — loans	$1,262	$1,419
Commitment fees	35	20
Other	44	8

	$1,341	$1,447

     The decrease was primarily attributable to (i) a decrease in our weighted average interest rate from 7.2% at March 31, 2003 to 6.8% at March 31, 2004, primarily resulting from (a) reductions in LIBOR, (b) increased variable-rate lending and (c) principal collections including loan maturities and prepayments of our fixed-rate loans which were reinvested in variable-rate loans and (ii) a decrease in our weighted average loans receivable outstanding of $7.5 million (10%) to $69.6 million during the three months ended March 31, 2004 from $77.1 million during the three months ended March 31, 2003 primarily as a result of the sale of $45.4 million in loans receivable in a structured loan sale transaction completed in October 2003.

     Income from Retained Interests increased $593,000 (84%), to $1,295,000 during the three months ended March 31, 2004 compared to $702,000 during the three months ended March 31, 2003. The primary reason for the increase was an increase in the weighted average balance of our Retained Interests to $45.8 million during the three months ended March 31, 2004 compared to $23.7 million during the three months ended March 31, 2003 mainly due to the Retained Interests of $43.6 million acquired in connection with the merger and the completion of our 2003 structured loan sale transaction. The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests declined to 11.3% during the three months ended March 31, 2004 from 11.9% during the three months ended March 31, 2003.

     Other income increased $497,000, to $525,000 during the three months ended March 31, 2004 compared to $28,000 during the three months ended March 31, 2003 due to increased prepayment fees of loans in our 1998 structured loan financing transaction. Possible increases in interest rates during 2004 lead us to believe that those borrowers that can refinance from our variable-rate loans may do so to reset and fix their interest rate.

Interest Expense

     Interest expense increased by $38,000 (5%), to $860,000 during the three months ended March 31, 2004 from $822,000 during the three months ended March 31, 2003. Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Structured Notes	$311	$408
Mortgages on Hotel Properties	270	293
Uncollateralized notes payable	130	—
Debentures payable	99	—
Revolving credit facility	23	114
Other	27	7

	$860	$822

     The increase was primarily attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of uncollateralized notes payable of $35.0 million with a weighted average cost of funds of 3.8% and debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. This increase was partially offset by (i) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($13.4 million outstanding at March 31, 2004 compared to $24.8 million outstanding at March 31, 2003) and (ii) a reduction in borrowings under our revolving credit facility ($1.7 million weighted average borrowings outstanding during the three months ended March 31, 2004 compared to $12.5 million weighted average borrowings outstanding during the three months ended March 31, 2003).

Other Expenses

     During the three months ended March 31, 2003 and the first two months of the quarter ended March 31, 2004, (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consist of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses will be greater than our historical advisory fee expense. We anticipate that the net increase will be approximately $3.5 million on an annual basis.

     General and administrative expenses, including advisory fee expense, during the three months ended March 31, 2004 increased by $266,000 (48%) from $556,000 during the three months ended March 31, 2003 to $822,000 during the three months ended March 31, 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio during March 2004.

     Realized losses on Retained Interests were $13,000 for the three months ended March 31, 2004, which was primarily the result of a reduction in expected future cash flows resulting from increased anticipated prepayments.

     Our reduction of loan losses was $189,000 during the three months ended March 31, 2004 due to a reduction in the expected loss on a loan collateralized by a limited service hospitality property due to an unanticipated principal paydown.

     Discontinued operations — net earnings

     Our profit from discontinued operations decreased by $30,000 (31%), to a net profit of $67,000 during the three months ended March 31, 2004 from a net profit of $97,000 during the three months ended March 31, 2003. During the three months ended March 31, 2004, one property held for sale is included in discontinued operations while during the three months ended March 31, 2003, two properties are included in discontinued operations.

     Extraordinary item — negative goodwill

     Our negative goodwill was $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash of $2,175,000 and $2,788,000 from operating activities during the three months ended March 31, 2004 and 2003, respectively. The primary source of funds from operating activities is our income from continuing operations of $2,586,000 during the three months ended March 31, 2004 compared to $1,715,000 (an increase of $871,000) during the three months ended March 31, 2003. Our cash flows from operating activities were also affected by the change in our borrower advances which decreased by $2,030,000.

     Our investing activities reflect a net source of funds of $29,479,000 during the three months ended March 31, 2004 and a net use of funds of $7,313,000 during the three months ended March 31, 2003. The net cash flows provided during the three months ended March 31, 2004 primarily resulted from cash and cash equivalents acquired in connection with the merger with PMC Capital of $31,488,000. Funds used in investing activities during the three months ended March 31, 2004 were the net loans funded of $1,254,000 and merger related costs paid of $856,000. During the three months ended March 31, 2003, our primary use of funds was our net loans funded of $8,331,000.

     Our financing activities reflect a net use of funds of $9,346,000 during the three months ended March 31, 2004 and a net source of funds of $4,847,000 during the three months ended March 31, 2003. This decrease in funds from financing activities was primarily due to (i) increased payment of principal on the structured notes payable of $4,091,000 caused by prepayments of loans in our 1998 structured loan financing transaction and (ii) increased dividends paid.

Sources and Uses of Funds

     In general, to meet our liquidity requirements, including origination of new loans, debt principal payment requirements and payment of dividends, we intend to utilize a combination of the following sources to generate funds:

•	Structured loan financings or sales;
•	Borrowings under our short-term collateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures or medium-term notes;
•	Borrowings collateralized by Hotel Properties;
•	Conduit warehouse facilities;
•	Sales of Hotel Properties; and/or
•	Equity issuance.

     A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. We did not complete a structured loan sale transaction that we had initially anticipated to be completed in the first quarter of 2003 until October 2003 as a result of unfavorable market conditions. As a result of our reduced funds, we limited the amount of commitments to originate new loans during that period. Historically, our primary funding source has been the securitization and sale of our loans receivable. See “Structured Loan Sale Transactions.”

     The SBICs have $8.0 million in outstanding commitments from the SBA ($1.0 million expiring September 2004 which we do not currently expect to issue and $7.0 million expiring September 2007) to guarantee future debentures. These debentures have 10-year maturities, are charged interest at a spread over 10-year treasuries and have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued.

     Additional sources of funds include principal and interest collections on existing loans receivable, rent collected on our Hotel Properties and the cash flows from Retained Interests. As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code of 1986, as amended. Accordingly, to the extent these sources represent taxable income, such amounts have historically been distributed to our shareholders. In 2004, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2004 dividend distributions and will not generally be available to fund portfolio growth or for the repayment of principal due on our debt.

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining nine months of 2004, we anticipate loan originations will range from $38 million to $45 million. We will also use funds for the payment of dividends to shareholders, interest, salaries and other general and administrative expenses, loan repurchases from our SPEs and principal payments on borrowings.

     In the merger, we assumed PMC Capital’s liabilities including $35.0 million in uncollateralized notes payable (the “Medium Term Notes”) of which $15.0 million mature prior to August 2004 and SBA debentures of $18.5 million with maturities ranging from 2005 to 2013. The Medium Term Notes require us to meet certain covenants, the most restrictive of which require that (i) net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) consolidated earnings plus interest expense must exceed 150% of interest expense. Of the $15.0 million of Medium Term Notes maturing prior to August 2004, $5.0 million (at an interest rate of LIBOR plus 1.3%) were repaid at maturity in April 2004 using existing cash and our Revolver and $10.0 million (at an interest rate of LIBOR plus 1.4%) mature in July 2004 which we expect to be repaid using our Revolver.

     We have $1.5 million in mortgages payable at an interest rate of 7.5% that mature in June 2004 and $1.5 million in mortgages payable at an interest rate of 8.0% that mature in October 2004. We anticipate that these mortgages payable will either be “rolled-over” into new mortgages payable with an extended maturity or repaid at maturity using our Revolver.

     We have $23.4 million of cash and cash equivalents at March 31, 2004. Of this, $22.2 million is available for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. As a result, PMC Commercial will have to borrow funds on its Revolver to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $22.3 million at March 31, 2004, of which $8.9 million represents commitments of our SBICs. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

     At March 31, 2004, we had availability of $40.0 million under our Revolver which matures December 31, 2004. We refinanced a portion of the $5.0 million in Medium Term Notes that matured in April 2004 with our Revolver and anticipate meeting our future working capital needs with our Revolver. We had $6.0 million outstanding on our Revolver as of May 5, 2004. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. The ratio must exceed 1.25 times. At March 31, 2004, we were in compliance with the covenants of this facility.

     We are currently evaluating several financing alternatives that will allow us more flexibility to grow our outstanding serviced portfolio and refinance our current maturities as they come due. These alternatives include increasing the size of our Revolver, issuing medium term notes, entering into a conduit warehouse facility and/or an equity issuance. In addition, we continue to pursue financings secured by mortgages on our unencumbered hotel properties. At March 31, 2004, hotel properties with a net book value of approximately $17.9 million were unencumbered. We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms.

Structured Loan Sale Transactions

     Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions are expected to be greater as a result of the merger. Due primarily to decreased loan originations, we do not anticipate completing our next structured loan sale transaction until the first quarter of 2005.

     When our structured loan sale transactions were completed, the transaction documents of the SPE contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. During the first quarter of 2004, as a result of delinquent loans with a principal balance of $1.9 million related to two structured loan sale transactions, certain Credit Enhancement Provisions were triggered. As a consequence, cash flows of approximately $840,000 have been deferred and utilized to fund the increased reserve requirements. As a result of the $1.9 million of delinquent loans, management expects that approximately $1.0 million of additional cash flows will be deferred and used to fund the increased reserve requirements. Management believes that these funds, used to build the reserve fund, will be distributed to us in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

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

Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. We primarily originate variable-rate loans and have $25.0 million in variable-rate debt; therefore, we do not believe inflation will have a significant impact on us in the near future. In general, we have matched our fixed-rate debt with fixed-rate producing assets. Our fixed-rate structured notes are matched with fixed-rate loans receivable and our fixed-rate mortgages are matched with our properties with a fixed-rate base rent.

     To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers and Arlington would be negatively impacted and loan losses and lease income could be affected. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we may experience pressure to increase our income and our dividend yield to maintain our stock price.

Summarized Contractual Obligations, Commitments and Contingencies and Off Balance Sheet Arrangements

     Our contractual obligations at March 31, 2004 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands)
Notes and debentures payable (1)	$81,529	$21,645	$38,401	$2,888	$18,595
Revolving credit facility (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	—	4,000
Operating lease (4)	1,321	64	328	376	553
Employment agreements (5)	2,397	996	1,401	—	—

Total contractual cash obligations	$89,247	$22,705	$40,130	$3,264	$23,148

(1)	Maturities of our 1998 structured notes payable ($13.4 million at March 31, 2004) are dependent upon cash flows received from the underlying loans receivable. Included above are repayments based on estimated scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures payable are presented at face value.
(2)	There were no amounts outstanding under our Revolver at March 31, 2004.
(3)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.
(4)	Represents future minimum lease payments under our operating lease for office space.
(5)	We have employment agreements with certain of our officers.

     Our commitments at March 31, 2004 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	22,263	22,263	—	—	—

Total commitments	$22,263	$22,263	$—	$—	$—

(1)	PMC Funding has recorded a liability of approximately $100,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the full obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.
(2)	Represents loan commitments and approvals outstanding.

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

     See Note 19 to the accompanying consolidated financial statements for a detailed discussion of commitments and contingencies.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”) in January 2003. In December 2003, FASB issued Interpretation No. 46R which replaced FIN 46 and clarified the application of ARB 51. Implementation of the provisions of FIN 46R is effective for the first reporting period after March 15, 2004. The primary objectives of FIN 46R are to provide guidance on (i) the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and (ii) how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is not considered sufficient (based on both quantitative and qualitative considerations) to finance the entity’s activities without receiving additional subordinated financial support from other parties, including the entity’s own equity investors. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46R will not impact our consolidated financial statements since it is not applicable to qualifying SPEs accounted for in accordance with SFAS No. 140.

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

DIVIDENDS

     On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004.

     Our Board of Trust Managers considers many factors including, but not limited to, expectations for future earnings and funds from operations (“FFO”), taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board of Trust Managers uses taxable income plus depreciation, less the collection of percentage rents (approximately $124,000 and $127,000 during the three months ended March 31, 2004 and 2003, respectively) set aside for future capital expenditures, as a primary factor in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as quarterly FFO or earnings expectations.

     We are currently exploring possible lease amendments with Arlington. If we experience any prolonged interruption in rent payments under the lease agreements and if we were unable to generate alternative revenues from the Hotel Properties or our lending operations, our income from continuing operations for 2004 would be substantially reduced. In addition, if our loan originations continue through the remaining quarters of 2004 at the historically low rate we experienced during 2003 and the first quarter of 2004 and interest rates continue at their current low historical levels, we may not be able to recognize some of the growth opportunities we previously anticipated. If either, or a combination of these two events were to occur, it would impact our ability to maintain dividends at their current rate.

FUNDS FROM OPERATIONS (“FFO”)

     FFO (i) does not represent cash flows from operations as defined by generally accepted accounting principles (“GAAP”), (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a discussion of our cash flows from operations, see “Cash Flow Analysis.” We consider FFO to be an appropriate measure of the operating performance for an equity or hybrid REIT because it provides a relevant basis for comparison among REITs. FFO, is defined by the National Association of Real Estate Investment Trusts (NAREIT), as net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance and is a measure that is presented quarterly to the Board and is utilized in the determination of dividends to be paid to shareholders. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO.

     Our FFO for the three months ended March 31, 2004 and 2003 was computed as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net income	$14,246	$1,812
Less extraordinary item	(11,593)	—
Add depreciation	461	470

FFO	$3,114	$2,282

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

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable (approximately $37.3 million at March 31, 2004) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At March 31, 2004 and December 31, 2003, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves or acquisition discounts. Our variable-rate loans receivable are generally at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At March 31, 2004 and December 31, 2003, we had $70.3 million and $21.2 million of variable-rate loans receivable, respectively, and $25.0 million of variable-rate debt at March 31, 2004. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($45.3 million and $21.2 million at March 31, 2004 and December 31, 2003, respectively) we have interest rate risk. To the extent variable rates continue to decrease, our interest income net of interest expense would decrease. As a result of $13.1 million of our variable-rate loans receivable having interest rate floors, we are deemed to have derivative investments. However, in accordance with SFAS No. 133, as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2004 and December 31, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $322,000 and $198,000, respectively.

REVOLVING CREDIT FACILITY, NOTES AND DEBENTURES PAYABLE AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

     As of March 31, 2004 and December 31, 2003, approximately $60.9 million (71%) and $33.4 million (100%) of our consolidated debt (including our redeemable preferred stock of subsidiary) had fixed rates of interest and is therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt. Any amount outstanding on our Revolver is based on the prime rate and/or LIBOR and thus subject to adverse changes in market interest rates.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through collections of principal on the underlying loans receivable. Approximately $6.0 million of our fixed-rate Hotel Property mortgages have significant penalties for prepayment. Approximately $4.6 million have no prepayment penalties and the remaining $4.0 million have prepayment penalties of 2% of the prepaid amount.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2004 and December 31, 2003.

     Market risk disclosures related to our outstanding debt as of March 31, 2004 were as follows:

	Twelve Month Period Ending March 31,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
				(Dollars in thousands)
Fixed-rate debt (2)	$6,645	$20,664	$7,855	$938	$1,950	$22,873	$60,925	$58,648
Variable-rate debt (LIBOR- based)(3)	15,000	—	10,000	—	—	—	25,000	25,000

Totals	$21,645	$20,664	$17,855	$938	$1,950	$22,873	$85,925	$83,648

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at March 31, 2004 was 2.5%.

     Market risk disclosures related to our outstanding debt as of December 31, 2003 were as follows:

	Year Ending December 31,						Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value (1)
				(Dollars in thousands)
Fixed-rate debt (2)	$13,165	$3,569	$7,928	$929	$1,981	$5,808	$33,380	$34,514

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2003 was 6.7%.

RETAINED INTERESTS

     We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at March 31, 2004, the value of our Retained Interests at March 31, 2004 would have decreased by approximately $3.1 million and $6.0 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2003, the value of our Retained Interests at December 31, 2003 would have decreased by approximately $1.4 million and $2.6 million, respectively.

ITEM 4.
Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of March 31, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     During the fiscal quarter ended March 31, 2004, as a result of becoming a self-managed REIT, we added additional internal controls over financial reporting that had previously been provided for us by PMC Capital, our former investment adviser. Upon completion of the merger with PMC Capital, we have evaluated these systems and have adopted the systems without any material changes.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

         A. Exhibits

3.1		Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).
3.2		Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*31.1		Section 302 Officer Certification — Chief Executive Officer
*31.2		Section 302 Officer Certification — Chief Financial Officer
**32.1		Section 906 Officer Certification — Chief Executive Officer
**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

B.	Reports on Form 8-K

On March 15, 2004, we filed a report on Form 8-K pursuant to Item 2 related to the completion of our merger with PMC Capital.

On March 16, 2004, we furnished a report on Form 8-K pursuant to Item 12 related to our press release announcing our results of operations and financial condition for the year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 5/14/04	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 5/14/04	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)