Form 10-Q
period 2004-06-30
PMC COMMERCIAL TRUST /TX
filed 2004-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, Registrant had outstanding 10,856,961 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Loans receivable, net	$114,735	$50,534
Retained interests in transferred assets	70,915	30,798
Real estate investments, net	40,769	41,205
Real estate investment held for sale, net	2,134	2,134
Cash and cash equivalents	18,183	1,078
Restricted investments	5,771	4,068
Mortgage-backed security of affiliate	1,069	—
Interest receivable	419	228
Deferred tax asset, net	300	—
Other assets	1,847	1,691

Total assets	$256,142	$131,736

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes and debentures payable	$76,541	$33,380
Revolving credit facility	3,700	—
Redeemable preferred stock of subsidiary	3,447	—
Dividends payable	3,754	2,452
Accounts payable and accrued expenses	2,707	615
Borrower advances	2,327	1,260
Due to affiliates, net	1,972	72
Other liabilities	1,762	1,866

Total liabilities	96,210	39,645

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	—

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value;
10,989,811 and 6,579,141 shares issued at June 30, 2004 and December 31, 2003, respectively, 10,856,961 and 6,446,291 shares outstanding at June 30, 2004 and December 31, 2003, respectively	110	66
Additional paid-in capital	151,582	94,792
Net unrealized appreciation of retained interests in transferred assets	2,642	3,618
Cumulative net income	104,051	86,222
Cumulative dividends	(98,068)	(91,322)

	160,317	93,376
Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	159,032	92,091

Total liabilities and beneficiaries’ equity	$256,142	$131,736

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)
Revenues:
Interest income	$3,369	$3,047	$2,028	$1,600
Income from retained interests in transferred assets	3,843	1,376	2,548	674
Lease income	2,808	2,755	1,402	1,392
Premium income	150	—	150	—
Other income	1,130	99	605	71

Total revenues	11,300	7,277	6,733	3,737

Expenses:
Interest	2,118	1,712	1,258	890
Salaries and related benefits	1,262	—	955	—
Depreciation	932	893	471	446
General and administrative	856	254	633	143
Advisory and servicing fees to affiliate, net	292	894	—	449
Realized losses on retained interests in transferred assets	101	—	88	—
Impairment loss from asset acquired in liquidation held for sale	—	67	—	67
Reduction of loan losses	(205)	—	(16)	—

Total expenses	5,356	3,820	3,389	1,995

Income before income tax provision, minority interest, discontinued operations and extraordinary item	5,944	3,457	3,344	1,742
Income tax provision	(51)	—	(45)	—
Minority interest (preferred stock dividend of subsidiary)	(30)	—	(22)	—

Income from continuing operations	5,863	3,457	3,277	1,742

Discontinued operations:
Gain on sale of real estate	218	—	218	—
Net earnings	155	194	88	97

	373	194	306	97

Income before extraordinary item	6,236	3,651	3,583	1,839
Extraordinary item:
Negative goodwill	11,593	—	—	—

Net income	$17,829	$3,651	$3,583	$1,839

Weighted average shares outstanding:
Basic	9,397	6,447	10,845	6,448

Diluted	9,419	6,455	10,858	6,456

Basic and diluted earnings per share:
Income from continuing operations	$0.62	$0.54	$0.30	$0.28
Discontinued operations	0.04	0.03	0.03	0.01
Extraordinary item	1.23	—	—	—

Net income	$1.89	$0.57	$0.33	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)
Net income	$17,829	$3,651	$3,583	$1,839

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period	(705)	(33)	(1,603)	44
Less realized gains included in net income	(271)	(254)	(144)	(122)

	(976)	(287)	(1,747)	(78)

Comprehensive income	$16,853	$3,364	$1,836	$1,761

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$17,829	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Loans funded, held for sale	(1,161)	—
Proceeds from sale of guaranteed loans	1,241	—
Depreciation	932	939
Realized losses on retained interests in transferred assets.	101	—
Extraordinary item — negative goodwill	(11,593)	—
Gain on sale of real estate	(218)	—
Deferred income taxes	(9)	—
Impairment loss from asset acquired in liquidation held for sale	—	67
Reduction of loan losses	(205)	—
Stock-based compensation charge	8	2
Unrealized premium income, net	(27)	—
Accretion of loan fees	(120)	(56)
Capitalized loan origination costs	(143)	(81)
Amortization	25	37
Loan fees collected, net	99	204
Change in borrower advances	(1,008)	964
Due to affiliates, net	1,912	(366)
Net change in other operating assets and liabilities	(699)	(400)

Net cash provided by operating activities	6,964	4,961

Cash flows from investing activities:
Loans funded	(21,803)	(21,112)
Principal collected on loans	12,423	3,386
Principal collected on retained interests in transferred assets	3,684	558
Investment in retained interests in transferred assets	(1,249)	—
Proceeds from assets acquired in liquidation held for sale, net	1,689	—
Proceeds from mortgage-backed security of affiliate	95	—
Cash and cash equivalents received in connection with merger	31,488	—
Merger related costs	(1,006)	—
Release of (investment in) restricted investments, net	(1,698)	2,159
Purchase of furniture, fixtures and equipment	(505)	(294)

Net cash provided by (used in) investing activities	23,118	(15,303)

Cash flows from financing activities:
Proceeds from issuance of common shares	141	26
Proceeds from revolving credit facility, net	3,700	20,100
Payment of principal on notes payable	(11,252)	(4,003)
Payment of borrowing costs	(81)	—
Payment of dividends	(5,485)	(5,286)

Net cash (used in) provided by financing activities	(12,977)	10,837

Net increase in cash and cash equivalents	17,105	495
Cash and cash equivalents, beginning of year	1,078	49

Cash and cash equivalents, end of period	$18,183	$544

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of June 30, 2004 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2004 and our results of operations for the three and six months ended June 30, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involved the valuation of our net assets acquired in connection with the merger during the three months ended March 31, 2004 and the ongoing valuation of our retained interests in transferred assets and determining reserves on our loans receivable and assets acquired in liquidation.

The results for the three and six months ended June 30, 2004 are not necessarily indicative of future financial results.

Note 2. Business:

We are a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. We originate loans on commercial real estate primarily to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common stock is traded on the American Stock Exchange under the symbol “PCC.”

PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, was merged with and into PMC Commercial, with PMC Commercial continuing as the surviving entity, on February 29, 2004. Pursuant to the merger, each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. We now own and operate the businesses of PMC Capital and its subsidiaries, along with our previously existing operations and businesses.

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

In addition, we are the sole shareholder or partner of several non-consolidated subsidiaries. These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures” and the Joint Ventures together with the 1998 Partnership and the 1999 Partnership, the “SPEs”). The SPEs were created in connection with structured loan sale transactions.

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

Note 5. Stock-Based Compensation Plans:

At June 30, 2004, we had two stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans are issued at the stock price on the date of grant and generally vest immediately.

We issued an aggregate of 7,000 options to members of the Board of Trust Managers during the three months ended June 30, 2004. Compensation expense of approximately $3,000 was recorded during the three and six months ended June 30, 2004 related to this grant. We granted an aggregate of 5,000 options to members of the Board of Trust Managers during the three months ended June 30, 2003 and recorded compensation expense of approximately $2,000 during the three and six months ended June 30, 2003 related to this grant.

We assumed unearned stock compensation in the merger with PMC Capital representing the intrinsic value of unvested stock options assumed that vest as the employees provide future services. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $4,000 and $5,000 during the three and six months ended June 30, 2004, respectively, related to these unvested stock options.

Note 6. Merger:

PMC Capital, Inc. was merged with and into PMC Commercial on February 29, 2004. We believe that the larger equity market capitalization created by the merger will help create new business flexibility and earnings stability. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average closing price of our common stock for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.

The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activity on a consolidated basis from the merger date. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on management’s estimates of their respective fair values at the date of merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale. Accordingly, we recorded negative goodwill of $11,593,000 during the six months ended June 30, 2004 representing the excess of the fair value of net assets acquired over the cost of the merger.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1 of the respective years:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Total revenues	$13,520	$13,742	$6,733	$7,054

Income from continuing operations	$6,065	$6,199	$3,277	$3,324

Income before extraordinary item	$6,438	$6,117	$3,583	$3,212

Extraordinary item — negative goodwill	$11,593	$13,264	$—	$—

Net income	$18,031	$19,381	$3,583	$3,212

Earnings per share	$1.66	$1.79	$0.33	$0.30

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

Note 7. Loans Receivable, net:

Loans receivable, net consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
SBIC commercial mortgage loans	$29,655	$—
SBA 7(a) program loans	13,526	—
Other commercial mortgage loans	72,409	51,436

Total loans receivable	115,590	51,436
Less:
Deferred commitment fees, net	(384)	(227)
Loan loss reserves	(471)	(675)

Loans receivable, net	$114,735	$50,534

At June 30, 2004 and December 31, 2003, respectively, approximately $81.2 million (71%) and $21.2 million (42%) of our net loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the 90-day LIBOR or the prime rate and $33.5 million (29%) and $29.3 million (58%) had a fixed interest rate, respectively. The weighted average interest rate of our variable-rate loans receivable was approximately 5.7% and 5.4% at June 30, 2004 and December 31, 2003, respectively. The weighted average interest rate of our fixed-rate loans receivable was approximately 9.8% and 10.1% at June 30, 2004 and December 31, 2003, respectively.

Our loans receivable were approximately 92% concentrated in the hospitality industry at June 30, 2004. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Impaired” loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on our impaired loans was as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Impaired loans requiring reserves	$3,090	$1,748
Impaired loans expected to be fully recoverable	2,303	249

Total impaired loans	$5,393	$1,997

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Average impaired loans	$3,695	$1,993	$6,259	$1,989

Interest income on impaired loans (1)	$55	$105	$25	$50

(1)	Recorded primarily on the cash basis

Note 8. Real Estate Investments:

As of June 30, 2004, our real estate investments consisted of 21 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement (the “Lease Agreement”).

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

At June 30, 2004, the annual base rent payment, based on the Lease Agreement, for the Hotel Properties was $5,338,000. In addition to our base rent we receive percentage rent equal to 4% of the gross room revenues of the Hotel Properties. For the three months ended June 30, 2004 and 2003, our percentage rent was approximately $156,000 and $157,000, respectively. For the six months ended June 30, 2004 and 2003, our percentage rent was approximately $280,000 and $284,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our real estate investments consisted of the following:

	June 30, 2004		December 31, 2003
		Real		Real
	Real	Estate	Real	Estate
	Estate	Investment	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale
	(Dollars in thousands)
Land	$5,084	$263	$5,084	$263
Buildings and improvements	40,151	2,080	40,151	2,080
Furniture, fixtures and equipment	5,240	227	4,744	227

	50,475	2,570	49,979	2,570
Accumulated depreciation	(9,706)	(436)	(8,774)	(436)

	$40,769	$2,134	$41,205	$2,134

Number of Hotel Properties	20	1	20	1

The real estate investment held for sale at June 30, 2004 is one of our Hotel Properties which is under contract for approximately $1.9 million to a third party and is expected to be sold by October 31, 2004. In addition to the proceeds to be received from the third party purchaser, Arlington has agreed through a letter agreement to pay us the difference between the proceeds received from the purchaser for the sale of this property and the “Stated Value” of the property (the “Guaranty Shortfall”). The Stated Value is the value attributed to each Hotel Property at inception of the Lease Agreement ($2.5 million with respect to this property) for purposes of determining the lease payment. The Guaranty Shortfall will accrue interest at 8.5% and be due in full on May 1, 2005. Therefore, no loss is anticipated on the sale.

We have entered into several letter agreements with Arlington during 2004 pursuant to which we granted Arlington, among other things, reduced cash payments on the base rent due under the Lease Agreement. The most recent letter agreement expires on August 31, 2004. Commencing September 1, 2004, Arlington is required to pay (in four equal installments) (i) the difference between the reduced rent payments made for March through July 2004 and the base rent for those five months provided for in the Lease Agreement and (ii) approximately $210,000 (reimbursement to the security deposit escrow account) which was used by Arlington to pay a portion of their base rent during March and April 2004.

We are currently in discussions with Arlington regarding a possible amendment to our Lease Agreement to allow for property sales and a rent reduction. There can be no assurance that the Lease Agreement will be restructured on terms and conditions acceptable to us, or that any amendment will occur.

At June 30, 2004, approximately $550,000 is included in other assets in our consolidated balance sheet representing our receivable from Arlington for the difference between the reduced rent payments made for March through June 2004 and the base rent for those four months provided for in the Lease Agreement and amounts to be reimbursed to the security deposit escrow account.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Retained Interests:

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

Prior to the merger, we completed joint structured loan sale transactions with PMC Capital in 2000, 2001, 2002 and 2003. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions”. As a result of the merger, we acquired the remaining ownership interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

Information pertaining to the Originated Structured Loan Sale Transactions as of June 30, 2004 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$43,212	$27,689	$25,719	$42,045
Structured Notes balance outstanding	$37,810	$25,148	$23,077	$39,591
Cash in the collection account	$499	$355	$320	$371
Cash in the reserve account	$2,599	$1,680	$1,550	$2,650
Weighted average interest rate on loans	9.63%	9.59%	9.17%	LIBOR + 4.02%
Discount rate assumptions (1)	7.5% to 12.2%	7.6% to 12.3%	7.6% to 12.3%	7.9% to 12.2%
Constant prepayment rate assumption (2)	10.00%	10.50%	10.50%	10.50%
Weighted average remaining life of loans (3)	3.58 years	4.50 years	4.59 years	4.54 years
Aggregate losses assumed (4)	3.66%	3.62%	3.77%	3.38%
Aggregate principal losses to date	—%	—%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 7.5% to 7.9% for our required overcollateralization, (ii) 9.2% to 9.3% for our reserve funds and (iii) 12.2% to 12.3% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 1.4%. No losses are assumed in the twelve months ending June 30, 2005 for those structured loan sale transactions with no current potential impaired loans.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the Acquired Structured Loan Sale Transactions as of June 30, 2004 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
			(Dollars in thousands)
Principal outstanding on sold loans	$20,370	$27,220	$16,337	$34,531	$30,122	$55,666
Structured Notes balance outstanding	$19,429	$24,703	$14,416	$30,675	$25,900	$50,086
Cash in the collection account	$351	$1,461	$938	$396	$385	$456
Cash in the reserve account	$1,646	$1,698	$1,034	$2,066	$1,815	$3,354
Weighted average interest rate of loans	Prime + 1.28%	9.37%	9.19%	9.62%	9.59%	LIBOR + 4.02%
Discount rate assumptions (1)	4.3% to 12.1%	7.4% to 12.1%	7.5% to 12.2%	7.6% to 12.3%	7.6% to 12.3%	7.9% to 12.1%
Constant prepayment rate assumption (2)	12.00%	14.00%	15.00%	11.00%	10.00%	10.50%
Weighted average remaining life (3)	3.30 years	2.96 years	2.75 years	4.20 years	4.32 years	4.50 years
Aggregate principal losses assumed (4)	3.60%	2.54%	4.45%	3.42%	4.21%	3.14%
Aggregate principal losses to date (5)	—%	—%	4.27%	1.78%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 4.3% to 7.9% for our required overcollateralization, (ii) 9.1% to 9.3% for our reserve funds and (iii) 12.1% to 12.3% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 2.2%. No losses are assumed in the twelve months ending June 30, 2005 for those structured loan sale transactions with no current potential impaired loans.
(5)	Represents historical losses incurred prior to our acquisition in connection with the merger. For the 2001 Joint Venture, includes losses on delinquent loans receivable with a “charged-off” status repurchased by us subsequent to the merger.

In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) loan program. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At June 30, 2004, the principal balance outstanding on the sold loans of FW 97 was approximately $2.6 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At June 30, 2004, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $43.6 million and the weighted average excess spread (before servicing costs) was approximately 1.8%.

In determining the fair value of our Retained Interests related to First Western, our assumptions at June 30, 2004 included prepayment speeds ranging from 20% to 30% per annum, a loss rate of 0.2% per annum (relates only to FW 97) and discount rates ranging from 5.0% to 12.2%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.
(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion which is built up over time by the SPE from the cash flows of the underlying loans receivable.
(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following (percentages owned of the respective SPEs are shown in parentheses):

	June 30, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western (100%)	$—	$886	$895	$1,781	$1,738
1998 Partnership (100%)	1,177	1,237	551	2,965	2,860
1999 Partnership (100%)	3,959	1,349	955	6,263	6,248
2000 Joint Venture (100%)	9,144	2,980	965	13,089	12,328
2001 Joint Venture (100%)	7,398	2,915	3,666	13,979	13,147
2002 Joint Venture (100%)	7,941	2,608	2,114	12,663	12,357
2003 Joint Venture (100%)	10,881	4,714	4,580	20,175	19,595

	$40,500	$16,689	$13,726	$70,915	$68,273

	December 31, 2003
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
2000 Joint Venture (68%)	$6,322	$2,290	$1,521	$10,133	$8,876
2001 Joint Venture (42%)	3,051	1,317	1,918	6,286	5,230
2002 Joint Venture (39%)	3,050	1,208	1,099	5,357	4,850
2003 Joint Venture (44%)	4,817	1,930	2,275	9,022	8,224

	$17,240	$6,745	$6,813	$30,798	$27,180

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sensitivity analysis of our Retained Interests as of June 30, 2004 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$66,487	$(4,428)
Losses increase by 100 basis points per annum (1)	$62,212	$(8,703)
Rate of prepayment increases by 5% per annum (2)	$69,377	$(1,538)
Rate of prepayment increases by 10% per annum (2)	$68,186	$(2,729)
Discount rates increase by 100 basis points	$68,009	$(2,906)
Discount rates increase by 200 basis points	$65,279	$(5,636)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at June 30, 2004 and December 31, 2003. We owned 100% of the SPEs at June 30, 2004. We owned approximately 68% of the 2000 Joint Venture, 42% of the 2001 Joint Venture, 39% of the 2002 Joint Venture and 44% of the 2003 Joint Venture as of December 31, 2003. We did not own any of the 1998 Partnership or the 1999 Partnership as of December 31, 2003; however, the financial information is presented below for comparative purposes. The remaining interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership were owned by PMC Capital at December 31, 2003.

Summary of Financial Position (1):

	1998 Partnership		1999 Partnership		2000 Joint Venture
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)
Loans Receivable, Net	$20,311	$22,258	$27,220	$30,053	$59,296	$65,608

Total Assets	$22,370	$24,463	$30,529	$34,294	$64,686	$70,683

Notes Payable	$19,429	$21,435	$24,703	$28,161	$52,226	$57,634

Total Liabilities	$19,479	$21,490	$24,840	$28,317	$52,384	$57,809

Partners’ Capital	$2,891	$2,973	$5,689	$5,977	$12,302	$12,874

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)
Loans Receivable, Net	$61,968	$65,731	$55,694	$63,471	$97,711	$101,360

Total Assets	$66,700	$72,422	$59,990	$69,765	$106,732	$108,293

Notes Payable	$55,823	$61,165	$48,977	$57,788	$89,677	$91,408

Total Liabilities	$55,971	$61,327	$49,114	$57,948	$89,775	$91,503

Partners’ Capital	$10,729	$11,095	$10,876	$11,817	$16,957	$16,790

(1)	Balances represent 100% of the limited partnership interests in the SPEs.

The following information summarizes the results of operations of the SPEs.

Summary of Operations (1):

	Six Months Ended June 30,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2004	2003	2004	2003	2004	2003
	(In thousands)
Interest Income	$578	$729	$1,364	$1,764	$3,001	$3,329

Total Revenues	$600	$733	$1,568	$1,912	$3,189	$3,395

Provision for (Reduction of) Losses	$(182)	$(50)	$—	$—	$145	$45

Interest Expense	$306	$397	$845	$1,134	$2,023	$2,256

Total Expenses	$163	$509	$896	$1,198	$2,274	$2,430

Net Income	$437	$224	$672	$714	$915	$965

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
					2003 Joint
	2001 Joint Venture		2002 Joint Venture		Venture
	2004	2003	2004	2003	2004(2)
	(In thousands)
Interest Income	$3,090	$3,532	$2,824	$3,192	$2,630

Total Revenues	$3,194	$3,555	$3,491	$3,256	$2,744

Provision for (Reduction of) Losses	$649	$(140)	$147	$—	$—

Interest Expense	$1,847	$2,121	$1,796	$2,049	$1,103

Total Expenses	$2,600	$2,099	$2,037	$2,161	$1,267

Net Income	$594	$1,456	$1,454	$1,095	$1,477

(1)	Amounts represent 100% of the limited partnership interests in the SPEs.
(2)	There were no operations prior to October 7, 2003.

We owned 100% of the Joint Ventures as of June 30, 2004. Our limited partnership allocation of the net income of the Joint Ventures for the six months ended June 30, 2003 was as follows:

	2000 Joint	2001 Joint	2002 Joint
	Venture	Venture	Venture
	(In thousands)
Net Income	$772	$511	$410

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the SPEs. As a result, at June 30, 2004 and December 31, 2003 our consolidated balance sheets do not include the $351.0 million and $156.8 million of assets, respectively, and $291.6 million and $131.3 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs.

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

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Annualized yield	12.9%	11.7%	13.9%	11.6%

As a result of the merger, beginning March 1, 2004, we service all loans held by the SPEs. Servicing fee income for the three and six months ended June 30, 2004 for loans held by the SPEs was approximately $254,000 and $312,000, respectively. We have not established a servicing asset or liability related to the loans held by our SPEs as the servicing fees are considered adequate compensation. PMC Capital was the servicer for all loans receivable held by the SPEs prior to the merger; therefore, no servicing fees were earned or received by us for the three or six months ended June 30, 2003.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received approximately $7.5 million and $1.2 million in cash distributions from the SPEs during the six months ended June 30, 2004 and 2003, respectively.

Note 10. Revolving Credit Facility and Notes and Debentures Payable:

Information on our revolving credit facility and notes and debentures payable at June 30, 2004 was as follows:

	June 30, 2004		December 31, 2003		Weighted
			Face Amount		Average
	Face	Carrying	and Carrying	Range of	Coupon
	Amount	Value	Value	Maturities	Rate

		(In thousands)
Revolving credit facility	$3,700	$3,700	$—	2004	3.22%
Structured notes payable	12,663	12,663	18,667	2004 to 2018	6.37%
Mortgage notes payable	14,465	14,465	14,713	2004 to 2019	6.90%
Uncollateralized notes payable	30,000	30,024	—	2004 to 2006	4.18%
Debentures payable	18,500	19,389	—	2005 to 2013	7.27%

	$79,328	$80,241	$33,380

Principal payments required on our revolving credit facility, notes and debentures payable at June 30, 2004 were as follows:

Twelve Months
Ending June 30,	Total (1)
(In thousands)
2005	$18,809
2006	21,384
2007	15,158
2008	2,143
2009	1,909
Thereafter	19,925

$79,328

(1)	Maturities of the structured notes payable are dependent upon the timing of the cash flows received from the underlying loans receivable.

Revolving Credit Facility
 We have a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility matures in December 2004 and provides us with credit availability up to $40 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. At June 30, 2004, we had $3.7 million outstanding under the revolving credit facility with a weighted average interest rate of 3.22%. We did not have any amounts outstanding under the revolving credit facility at December 31, 2003. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. At June 30, 2004, we were in compliance with the covenants of this facility.

Structured Notes Payable
 In June 1998, we formed a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes bear interest at 6.37% per annum and are collateralized by the loans receivable that we contributed to the partnership. At June 30, 2004 and December

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2003, the principal amount of the underlying loans receivable was $16.7 million and $26.0 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if the partnership fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of the partnership. The principal amount of the Trust Structured Notes outstanding at June 30, 2004 and December 31, 2003 was $12.7 million and $18.7 million, respectively.

Mortgage Notes Payable
We have entered into seven mortgage notes payable, each collateralized by a Hotel Property. The mortgage notes payable have a weighted average interest rate of 6.1%, mature between October 2004 and August 2019 and have amortization periods of 20 years. At June 30, 2004 and December 31, 2003, the aggregate balances outstanding on these obligations were $8.5 million and $8.6 million, respectively. During June 2004 (at maturity), a $1.5 million fixed-rate mortgage payable was “rolled-over” into a $1.5 million variable-rate mortgage payable with an interest rate of prime plus 0.5%, an amortization period of 20 years and a maturity in June 2009. A mortgage note payable with a principal balance of $1.5 million matures in October 2004 at an interest rate of 8.0%.

In addition, our subsidiaries have entered into mortgage notes payable related to four Hotel Properties with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At June 30, 2004 and December 31, 2003, the aggregate balances outstanding on these mortgage notes payable were $6.0 million and $6.1 million, respectively, of which $3.2 million and $3.3 million, respectively, were guaranteed by PMC Commercial.

Uncollateralized Notes Payable
Our uncollateralized notes payable outstanding at June 30, 2004 were assumed in connection with the merger and mature from July 2004 to July 2006 with a weighted average cost of funds of 4.0% at June 30, 2004. These notes payable require us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At June 30, 2004, we were in compliance with the covenants of these notes payable. During April 2004 and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of these notes payable using existing cash and our revolving credit facility.

Debentures Payable
Debentures payable, assumed in connection with the merger, represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures mature from September 2005 to September 2013 with a cost of funds at June 30, 2004 of 6.0%.

Note 11. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $22,000 and $30,000, respectively, were recognized on the 3% Preferred Stock during the three and six months ended June 30, 2004 and are reflected in our consolidated statements of income as minority interest.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. As such, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” requires that the 4% Preferred Stock be classified as a liability on our consolidated balance sheet. Dividends of approximately $40,000 and $54,000, respectively, were recognized on the 4% Preferred Stock during the three and six months ended June 30, 2004 and are included as a component of interest expense in our consolidated statement of income.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,845,000 and 6,448,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately 9,397,000 and 6,447,000 for the six months ended June 30, 2004 and 2003, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 13,000 and 8,000 shares, respectively, during the three months ended June 30, 2004 and 2003 and by approximately 22,000 and 8,000, respectively, during the six months ended June 30, 2004 and 2003 for the dilutive effect of stock options.

Not included in the computation of diluted earnings per share were outstanding options to purchase 64,875 and 54,600 common shares during the three months ended June 30, 2004 and 2003, respectively, and options to purchase 59,875 and 54,600 common shares during the six months ended June 30, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the stock.

Note 13. Dividends Paid and Declared:

On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004. The Board of Trust Managers declared a $0.34 per share quarterly dividend to common shareholders of record on June 30, 2004, which was paid on July 12, 2004.

Note 14. Taxable Income:

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

We have wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. Our taxable REIT subsidiaries (“TRS”) are PMCIC, First Western and PMC Funding. The income generated from our taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, we account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income to REIT taxable income for PMC Commercial:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$17,829	$3,651	$3,583	$1,839
Less: TRS net income, net of tax	(68)	—	(62)	—
Add: Book depreciation	932	939	471	469
Less: Tax depreciation	(930)	(866)	(459)	(433)
Book/tax difference on Retained Interests, net	1,419	209	703	123
Negative goodwill	(11,593)	—	—	—
Loan valuation adjustments	(233)	—	(44)	—
Other book/tax differences, net	141	170	129	97

REIT taxable income	$7,497	$4,103	$4,321	$2,095

Distributions declared	$6,746	$5,286	$3,691	$2,579

Dividends declared per share	$0.72	$0.78	$0.34	$0.38

Income tax expense (benefit) related to the taxable REIT subsidiaries consists of the following:

	Six Months Ended	Three Months Ended
	June 30, 2004	June 30, 2004
	(In thousands)
Federal:
Current	$60	$42
Deferred	(9)	3

	$51	$45

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of our taxable REIT subsidiaries income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Six Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2004
	(In thousands)
Income before income taxes for taxable REIT subsidiaries	$119	$107

Expected Federal income tax expense	$41	$37
Preferred dividend of subsidiary recorded as minority interest	10	8

Income tax provision	$51	$45

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset at June 30, 2004 were as follows (in thousands):

Deferred tax assets:
Operating loss carryforwards	$171
Servicing asset	230
Premiums on acquired notes and debentures payable	164
Other	100

Total gross deferred tax assets	665
Valuation allowance	171

494

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	194

Total gross deferred tax liabilities	194

Deferred tax asset, net	$300

The net operating loss carryforwards were generated by PMC Funding. These net operating loss carryforwards are available to offset future taxable income of PMC Funding. However, based on PMC Funding’s historical and anticipated pretax earnings, management does not believe that we will realize the benefit of these net operating loss carryforwards. Accordingly, they were valued at zero at June 30, 2004. The net operating loss carryforwards expire from 2012 to 2022.

Note 15. Discontinued Operations and Assets Acquired in Liquidation:

Discontinued operations of our Hotel Properties (one hotel property and two hotel properties at June 30, 2004 and 2003, respectively) consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Lease income	$159	$256	$88	$128
Advisory fees	(4)	(16)	—	(8)
Depreciation	—	(46)	—	(23)

Discontinued operations	$155	$194	$88	$97

We acquired a limited service hospitality property in connection with the merger which was sold in March 2004 for our cost of approximately $1.1 million. Accordingly, no gain or loss was recognized on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2006.

During March 2004, a limited service hospitality property with a cost of approximately $1.3 million was repurchased from PMCT Trust. In April 2004, the property was sold for cash proceeds of approximately $1.5 million and we recorded a gain of approximately $200,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Other Income:

Other income consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Servicing fees	$458	$—	$363	$—
Prepayment fees	419	23	90	23
Other loan servicing fees	253	76	152	48

Other income	$1,130	$99	$605	$71

Note 17. Profit Sharing Plan:

Commencing with the merger, on March 1, 2004 we have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $55,000 and $73,000 was expensed during the three and six months ended June 30, 2004, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

Note 18. Supplemental Disclosure of Cash Flow Information:

Supplemental cash flow information and information regarding our non-cash activities was as follows:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Interest paid	$2,250	$1,652

Reclassification from loans receivable to assets acquired in liquidation	$1,184	$—

Reclassification from retained interests in transferred assets to due to affiliate, net	$—	$781

Loan receivable originated in connection with sale of asset acquired in liquidation	$900	$—

Note 19. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At June 30, 2004, we had approximately $26.4 million of total loan commitments and approvals outstanding. Of these, approximately $10.4 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. The majority of these commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 2.25% to 2.75% and over LIBOR generally ranging from 4.0% to 4.5%. The weighted average interest rate on our loan commitments and approvals at June 30, 2004 was approximately 6.0%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows for the twelve-month periods ending June 30:

Amount
(In thousands)
2005	$102
2006	161
2007	173
2008	185
2009	197
Thereafter	503

$1,321

Rental expense, which is being recorded on a straight-line basis, amounted to approximately $40,000 and $53,000 during the three and six months ended June 30, 2004, respectively.

Employment Agreements
In connection with the merger, we assumed employment agreements with certain of our officers. Future payments under these contracts are approximately $1,093,000, $1,093,000 and $547,000 for the twelve-month periods ending June 30, 2005, 2006 and 2007, respectively.

Structured Loan Financing Transaction
Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from PMCT Trust, pursuant to its trust indenture, are limited and restricted. The reserve requirement (at its minimum of $1.4 million at June 30, 2004) is calculated as follows: the outstanding principal balance of PMCT Trust loans receivable which are delinquent 180 days or more plus 2% of our underlying loans receivable of PMCT Trust at inception ($1.4 million). As of June 30, 2004 and December 31, 2003, there were no loans receivable in PMCT Trust that were delinquent 180 days or more. The cash balance in our reserve fund is included in restricted investments in our consolidated balance sheet.

Structured Loan Sale Transactions
The transaction documents of our SPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. As a result of a delinquent loan with a principal balance of approximately $2.5 million related to a structured loan sale transaction, a Credit Enhancement Provision was triggered. As a result of this delinquent loan, cash flows up to a maximum of $2.5 million may be deferred and utilized to fund the increased reserve requirement. Management believes that any funds used to build the reserve fund would be distributed to us in future periods. In addition, the increased reserve requirement would be discontinued if the loan is deemed to be a “charged-off” loan (as defined in the transaction documents) and we exercise our option to repurchase the loan from the SPEs thereby releasing the excess cash previously deposited into the reserve accounts. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur.

Environmental
PMC Funding has recorded a liability of approximately $285,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. There can be no assurance of the accuracy of this estimate. If the underlying environmental remediation required

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increases as a result of a change in the effectiveness of the current remediation, additional costs will be incurred and such costs could be material.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the six months ended June 30, 2004 and 2003 was as follows:

	For the Six Months Ended June 30,
	2004			2003

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$4,499	$4,499	$—	$3,146	$3,146	$—
Lease income	2,808	—	2,808	2,755	—	2,755
Income from Retained Interests	3,843	3,843	—	1,376	1,376	—
Premium income	150	150	—	—	—	—

Total	11,300	8,492	2,808	7,277	4,522	2,755

Expenses:
Interest (1)	2,118	1,304	814	1,712	812	900
Depreciation	932	—	932	893	—	893
Salaries and related benefits (2)	1,262	1,136	126	—	—	—
Advisory and servicing fees to affiliate, net	292	234	58	894	724	170
General and administrative	856	856	—	254	254	—
Realized losses on Retained Interests	101	101	—	—	—	—
Impairment loss from asset acquired in liquidation held for sale	—	—	—	67	67	—
Reduction of loan losses	(205)	(205)	—	—	—	—

Total	5,356	3,426	1,930	3,820	1,857	1,963

Income before income tax provision, minority interest, discontinued operations and extraordinary item	5,944	5,066	878	3,457	2,665	792
Income tax provision	(51)	(51)	—	—	—	—
Minority interest (preferred stock dividend of subsidiary)	(30)	(30)	—	—	—	—

Income from continuing operations	5,863	4,985	878	3,457	2,665	792
Discontinued operations:
Gain on sale of real estate	218	218	—	—	—	—
Net earnings	155	—	155	194	—	194

Income before extraordinary item	6,236	5,203	1,033	3,651	2,665	986
Extraordinary item:
Negative goodwill	11,593	11,593	—	—	—	—

Net income	$17,829	$16,796	$1,033	$3,651	$2,665	$986

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data for the three months ended June 30, 2004 and 2003 was as follows:

	For the Three Months Ended June 30,
	2004			2003

		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$2,633	$2,633	$—	$1,671	$1,671	$—
Lease income	1,402	—	1,402	1,392	—	1,392
Income from Retained Interests	2,548	2,548	—	674	674	—
Premium income	150	150	—	—	—	—

Total	6,733	5,331	1,402	3,737	2,345	1,392

Expenses:
Interest (1)	1,258	817	441	890	361	529
Depreciation	471	—	471	446	—	446
Salaries and related benefits (2)	955	860	95	—	—	—
Advisory and servicing fees to affiliate, net	—	—	—	449	364	85
General and administrative	633	633	—	143	143	—
Realized losses on Retained Interests	88	88	—	—	—	—
Impairment loss from asset acquired in liquidation held for sale	—	—	—	67	67	—
Reduction of loan losses	(16)	(16)	—	—	—	—

Total	3,389	2,382	1,007	1,995	935	1,060

Income before income tax provision, minority interest, discontinued operations and extraordinary item	3,344	2,949	395	1,742	1,410	332
Income tax provision	(45)	(45)	—	—	—	—
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	—	—	—

Income from continuing operations	3,277	2,882	395	1,742	1,410	332
Discontinued operations:
Gain on sale of real estate	218	218	—	—	—	—
Net earnings	88	—	88	97	—	97

Income before extraordinary item	3,583	3,100	483	1,839	1,410	429

Net income	$3,583	$3,100	$483	$1,839	$1,410	$429

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets were allocated to each segment as follows:

	June 30,
	2004	2003
	(In thousands)
Lending Division	$211,208	$116,778
Property Division	44,934	48,307

	$256,142	$165,085

Additions to furniture, fixtures and equipment were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Lending Division	$9	$—	$9	$—
Property Division	496	294	174	248

	$505	$294	$183	$248

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

         The following discussion of our financial condition at June 30, 2004 and results of operations for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, was merged with and into PMC Commercial. We expect that the larger equity market capitalization created by the merger will help create new business flexibility and earnings stability. As a result of the larger equity base, we believe that the ability to meet our liquidity needs will be enhanced through larger credit facilities and alternative credit facilities such as a warehouse line of credit.

         The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activity on a consolidated basis from the date of the merger.

         Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to source financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates.

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

Property Division

         We have entered into discussions with Arlington Hospitality, Inc. (“Arlington”) regarding a possible amendment to the master lease or the individual lease agreements on our 21 hotel properties (the “Hotel Properties”). We anticipate that any amendment will facilitate the sale of our 21 Hotel Properties over a reasonable period of time, not to exceed four years. Pursuant to the proposed amendment, we anticipate, in aggregate, recovery of our “Stated Value” established for the Hotel Properties either from sale proceeds from individual buyers and/or receivables from Arlington. The Stated Value (currently an aggregate of $50.8 million) is the value attributed to each Hotel Property at inception of the lease for purposes of determining the lease payment. In addition, we anticipate that any amendment would include a rent reduction from the current rate of approximately 10.5% to 8.5% of the Stated Value during the remaining term of the lease conditioned that the sale of properties occur within an agreed upon schedule.

         There can be no assurance that the leases will be restructured on terms and conditions acceptable to us, or that any amendment will occur. If the above provisions are amended in the leases, we estimate that our cash received for rent (assuming no properties were sold) would be reduced, on an annual basis, by approximately $1.0 million. Our lease payments would further be reduced by any property sales; however, we would earn income on any investments which we acquire with the proceeds from the property sale.

         To the extent we agree to amend our lease agreements, including approvals for sales of our Hotel Properties, certain of our Hotel Properties could be deemed impaired at the time of such amendment or identification of property to be held for sale and impairment losses that result, if any, could be material. See — “Portfolio Information — Property Ownership.”

Lending Division

         Our loans funded during the first six months of 2004 were approximately $23.9 million which is comparable to our loans funded during the same period of 2003. While our expectations for loans to be funded during 2004 exceeds our 2003 loan originations, this expectation arises primarily from the fundings created by our merger with PMC Capital including loans to be originated under Small Business Administration (“SBA”) loan programs. We believe that the continued reduced loan volume has primarily been caused by several factors including:

•	We remained cautious in our underwriting since economic conditions for the limited service of the hospitality industry appeared tenuous during the latter part of 2003 and early 2004;
•	The increased potential for an increasing interest rate environment has caused borrowers to consider fixed interest rates instead of variable interest rates. As a result of our sources of funds being primarily variable-rate, our loan programs at the present time are based on variable interest rates; and,
•	Banks continue to offer “mini-perm” fixed-rate loans to our potential borrowers that have interest rates below that which we can offer, primarily because the cost of funds used by banks is lower than our cost of capital.

         As a result, there were fewer commitments generated during the fourth quarter of 2003 and the first half of 2004 and our pipeline did not significantly increase. However, we have seen an increase in activity as the signs of an economic recovery appear to be more promising and our renewed marketing efforts gained momentum.

     At June 30, 2004 and December 31, 2003, our outstanding commitments to fund new loans were approximately $26.4 million and $7.7 million, respectively. The majority of these commitments are for variable-rate loans which provide an interest rate match with our recent and present sources of funds. We are currently evaluating alternative sources of funds which may include borrowings at fixed rates. The use of fixed-rate sources of funds would (i) allow enhanced marketing of fixed-rate loans while maintaining our variable-rate programs and (ii) minimize interest rate mismatches between our sources and uses of funds.

Lodging Industry

         The prevailing lodging industry perception for 2004 is more optimistic than 2003. Historically, lodging demand in the United States correlates to changes in the U.S. Gross Domestic Product (“GDP”) growth, with typically a two to three quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the past six months and the projections for the remainder of 2004, an improvement in 2004 lodging demand is predicted by industry analysts. Such improvement, and its continuation beyond 2004, will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Industry analysts with PricewaterhouseCoopers LLP have published reports that predict that the industry’s results will improve in 2004 and 2005, after three difficult years.

PORTFOLIO INFORMATION

Lending Activities

General

         During the six months ended June 30, 2004 and 2003, we originated approximately $23.9 million and $21.1 million of loans, respectively. Principal collections on our loans receivable were $13.7 million (including $10.4 million of principal prepayments) and $3.4 million (including $1.4 million of scheduled maturities) during the six months ended June 30, 2004 and 2003, respectively. During the year ended December 31, 2003, we originated $31.3 million of loans.

         At June 30, 2004, our Retained Portfolio does not include $370.2 million of aggregate principal balance remaining on loans sold in structured loan sale transactions and secondary market loan sales. Since the cash flows from sold loans impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) is provided below. Our Aggregate Portfolio outstanding was $485.8 million at June 30, 2004. The weighted average contractual interest rate on our Aggregate Portfolio was 7.5%, 8.2% and 8.3% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

         Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	June 30,	December 31,	June 30,
	2004	2003	2003
Weighted Average Interest Rate	6.7%	8.1%	6.9%
Annualized Average Yield (1)	11.0%	7.2%	7.5%

(1)	In addition to interest income, the yield includes all fees earned and is reduced (increased) by the provision for (reduction of) loan losses.

         Our weighted average interest rate declined from June 30, 2003 and December 31, 2003 to June 30, 2004 due primarily to (i) the acquisition of primarily variable-rate loans from PMC Capital with a weighted average interest rate of approximately 5.8% at February 29, 2004, (ii) loan originations during 2004 consisting primarily of variable-rate loans and (iii) prepayments of our fixed-rate loans during 2004. The prepayments on our fixed-rate loans receivable included a significant amount of prepayment fees which caused our yield during the first six months of 2004 to increase.

         Our loans receivable were approximately 92% concentrated in the hospitality industry at June 30, 2004. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

         At June 30, 2004, approximately $81.2 million (71%) of our loans receivable had variable interest rates (reset on a quarterly basis) based primarily on the 90-day LIBOR or the prime rate with a weighted average interest rate of approximately 5.7%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5% and the spread we charge over the prime rate generally ranges from 1.0% to 2.75%. The LIBOR rate used in determining interest rates to be charged to our borrowers during the third quarter of 2004 (set on July 1, 2004) is 1.60% while the LIBOR charged during the second quarter of 2004 (set on April 1, 2004) was 1.11%. The prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2004 (set on July 1, 2004) is 4.25% while the prime rate charged during the second quarter of 2004 (set on April 1, 2004) was 4.0%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at June 30, 2004, approximately $33.5 million (29%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.8%.

Impaired Loans

         Senior management closely monitors our impaired loans which are classified into two categories: Problem Loans and Special Mention Loans (together, “Impaired Loans”). Our Problem Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans that are either not complying or had previously not complied with their contractual terms but, in general, we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

         Our Impaired Loans were as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Problem Loans (1):
Loans receivable	$3,185	$1,748
Sold loans of SPEs	3,895	1,357

	$7,080	$3,105

Special Mention Loans (1):
Loans receivable	$2,208	$249
Sold loans of SPEs	4,047	—

	$6,255	$249

Percentage Problem Loans:
Loans receivable	2.8%	3.4%
Sold loans of SPEs	1.2%	0.9%

Percentage Special Mention Loans:
Loans receivable	1.9%	0.5%
Sold loans of SPEs	1.2%	—

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. Accordingly, problem and special mention loan statistics for our SBA 7(a) guaranteed loans have not been presented.

         At June 30, 2004 and December 31, 2003, we had reserves in the amount of $471,000 and $675,000, respectively, against loans receivable that we have determined to be Impaired Loans. Our aggregate Impaired Loans increased from $3.4 million at December 31, 2003 to $13.3 million at June 30, 2004 primarily as a result of Impaired Loans acquired in connection with the merger with PMC Capital.

Retained Interests in Transferred Assets (“Retained Interests”)

         At June 30, 2004 and December 31, 2003, the estimated fair value of our Retained Interests was $70.9 million and $30.8 million, respectively. We acquired $43.6 million of Retained Interests in connection with the merger with PMC Capital on February 29, 2004. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans, (ii) contractually required cash balances owned by the SPE and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE. Retained Interests are our residual interest in the loans sold by us to the SPE. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their fair value. Retained Interests are subject to credit, prepayment and interest rate risks. Retained Interests are materially more susceptible to these risks than the notes issued by the SPE.

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

         The net unrealized appreciation on our Retained Interests at June 30, 2004 and December 31, 2003 was approximately $2.6 million and $3.6 million, respectively. The decrease in net unrealized appreciation is primarily a result of an increase in anticipated prepayments and discount rates. Any appreciation of our Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

         The following sensitivity analysis of our Retained Interests as of June 30, 2004 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$66,487	$(4,428)
Losses increase by 100 basis points per annum (1)	$62,212	$(8,703)
Rate of prepayment increases by 5% per annum (2)	$69,377	$(1,538)
Rate of prepayment increases by 10% per annum (2)	$68,186	$(2,729)
Discount rates increase by 100 basis points	$68,009	$(2,906)
Discount rates increase by 200 basis points	$65,279	$(5,636)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

         Arlington operates our Hotel Properties as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of leasehold hospitality properties. The following table summarizes statistical data provided by Arlington regarding our 21 Hotel Properties (same store analysis):

	Six Months Ended			Three Months Ended
	June 30,			June 30,		% Increase
	2004	2003	% Increase	2004	2003	(Decrease)
Occupancy	56.12%	55.22%	1.6%	62.07%	59.88%	3.7%
ADR (1)	$53.79	$53.66	0.2%	$54.23	$54.51	(0.5%)
RevPAR (2)	$30.19	$29.63	1.9%	$33.66	$32.63	3.2%
Revenue	$7,023,810	$6,859,458	2.4%	$3,914,789	$3,798,752	3.1%
Rooms Rented	130,570	127,841	2.1%	72,191	69,711	3.6%
Rooms Available	232,660	231,524	0.5%	116,313	116,411	(0.1%)

(1)	“ADR” is defined as the average daily room rate.

(2)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

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

         We have entered into several letter agreements with Arlington during 2004 pursuant to which we granted Arlington, among other things, reduced cash payments on the base rent due under the Lease Agreement. The most recent agreement expires August 31, 2004. Commencing September 1, 2004, Arlington is required to pay (in four equal installments) (i) the difference between the reduced rent payments made for March through July 2004 and the base rent for those five months provided for in the lease agreement and (ii) approximately $210,000 (reimbursement to the security deposit escrow account) which was used by Arlington to pay a portion of their base rent during March and April 2004.

         We are currently in discussions with Arlington regarding a possible amendment to our lease agreement to allow for property sales and a rent reduction. There can be no assurance that the lease agreement will be restructured on terms and conditions acceptable to us, or that any amendment will occur.

         A summary of financial information for the lessee of our properties, Arlington, (which has been derived from their latest available public filings as of our filing date) as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, is as follows:

ARLINGTON HOSPITALITY, INC.

	March 31,	December 31,
	2004	2003
	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$74,833	$81,629
Cash and short-term investments	4,973	3,624
Total assets	93,714	99,713
Total liabilities	83,331	87,926
Shareholders’ equity	10,383	11,787

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
INCOME STATEMENT DATA:
Revenue	$17,350	$17,794
Operating loss	(1,197)	(1,020)
Net loss	(1,575)	(1,483)

         Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including June 30, 2004 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Overview

         Income from continuing operations increased by $2,406,000 (70%), to $5,863,000 during the six months ended June 30, 2004 from $3,457,000 during the six months ended June 30, 2003. Earnings per share from continuing operations increased $0.08 (15%), to $0.62 per share during the six months ended June 30, 2004 from $0.54 per share during the six months ended June 30, 2003. Net income increased by $14,178,000, to $17,829,000 during the six months ended June 30, 2004 from $3,651,000 during the six months ended June 30, 2003. Earnings per share increased $1.32, to $1.89 per share during the six months ended June 30, 2004 from $0.57 per share during the six months ended June 30, 2003. Net income during the six months ended June 30, 2004 includes an extraordinary gain from negative goodwill of $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger of PMC Capital with and into PMC Commercial on February 29, 2004.

         The increase in income from continuing operations is primarily due to the merger with PMC Capital. As a result of the merger, our assets under management increased resulting in both increased revenues and expenses. Our revenue increases were primarily from (i) our Retained Interests (approximately $2.5 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and the completion in October 2003 of our 2003 structured loan sale transaction and (ii) increased other income (approximately $1.0 million) due primarily to increased prepayments resulting in greater prepayment fee income and servicing fees earned subsequent to the merger with PMC Capital.

         Partially offsetting these increases in revenue was an increase in our overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) which increased to $2.4 million during the six months ended June 30, 2004 from $1.1 million during the six months ended June 30, 2003. Upon merger with PMC Capital, we became a self-managed REIT.

         Significant changes in our revenues and expenses are further described below.

Revenues

         Interest income increased by $322,000 (11%), to $3,369,000 during the six months ended June 30, 2004 from $3,047,000 during the six months ended June 30, 2003. Interest income consisted of the following:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Interest income — loans	$3,173	$2,977
Accretion of up-front fees	57	51
Interest income — idle funds	139	19

	$3,369	$3,047

         The increase was primarily attributable to an increase in our weighted average loans receivable outstanding of $3.6 million (4%) to $85.3 million during the six months ended June 30, 2004 from $81.7 million during the six months ended June 30, 2003 primarily as a result of the merger with PMC Capital on February 29, 2004. In addition, our idle funds interest income increased due to cash remaining to be invested by our SBICs which is required to be used for future operating commitments of these SBICs.

         Income from Retained Interests increased $2,467,000 (179%), to $3,843,000 during the six months ended June 30, 2004 compared to $1,376,000 during the six months ended June 30, 2003. The primary reason for the increase was an increase in the weighted average balance of our Retained Interests to $59.4 million during the six months ended June 30, 2004 compared to $23.5 million during the six months ended June 30, 2003 mainly due to the Retained Interests of $43.6 million acquired in connection with the merger and the completion of our 2003 structured loan sale transaction. The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests increased to 12.9% during the six months ended June 30, 2004 from 11.7% during the six months ended June 30, 2003 primarily due to greater than anticipated prepayment fees received.

         Other income increased $1,031,000, to $1,130,000 during the six months ended June 30, 2004 compared to $99,000 during the six months ended June 30, 2003 primarily due to increased prepayment fees and servicing fees earned subsequent to the merger with PMC Capital. Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment. We believe that we may continue to see prepayment activity at these high levels (particularly in relation to our fixed-rate loans receivable) during the remainder of 2004. As a result of the merger with PMC Capital, we now earn fees for servicing all loans held by the SPEs and First Western SBLC, Inc.’s (“First Western”) loans sold into the secondary market.

Interest Expense

         Interest expense increased by $406,000 (24%), to $2,118,000 during the six months ended June 30, 2004 from $1,712,000 during the six months ended June 30, 2003. Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Structured Notes	$527	$803
Mortgages on Hotel Properties	538	576
Uncollateralized notes payable	428	—
Debentures payable	390	—
Revolving credit facility	151	311
Other	84	22

	$2,118	$1,712

         The increase was primarily attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of uncollateralized notes payable of $35.0 million with a weighted average cost of funds of 3.8% and debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. During April 2004 (at maturity), we repaid $5.0 million of the uncollateralized notes payable at an interest rate of LIBOR plus 1.3%. This increase was partially offset by (i) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($12.7 million outstanding at June 30, 2004 compared to $22.2 million outstanding at June 30, 2003) and (ii) a reduction in borrowings under our revolving credit facility ($2.6 million weighted average borrowings outstanding during the six months ended June 30, 2004 compared to $18.0 million weighted average borrowings outstanding during the six months ended June 30, 2003). Interest expense related to our revolving credit facility is also impacted by unused fees and the amortization of up-front costs.

Other Expenses

         During the six months ended June 30, 2003 and the first two months of 2004, (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consisted of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses will be greater than our historical advisory fee expense. We anticipate that the net increase as a result of the merger will be approximately $3.5 million on an annual basis.

         Our combined general and administrative expenses, advisory fee expense and salaries and related benefits during the six months ended June 30, 2004 increased by $1,262,000, from $1,148,000 during the six months ended June 30, 2003 to $2,410,000 during the six months ended June 30, 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. Our professional fees, including accounting, legal and consulting services, increased to $341,000 during the six months ended June 30, 2004 from $66,000 during the six months ended June 30, 2003. The increase includes costs incurred for our lease negotiations with Arlington, increased accounting fees and increased consulting fees associated with Sarbanes-Oxley compliance. We expect our professional fees to continue at this higher level or possibly increase during the remainder of 2004.

         Realized losses on Retained Interests were $101,000 for the six months ended June 30, 2004, which was primarily the result of a reduction in expected future cash flows resulting from increased anticipated prepayments.

         Our reduction of loan losses was $205,000 during the six months ended June 30, 2004 due primarily to a reduction in the expected loss on a loan collateralized by a limited service hospitality property due to unanticipated principal paydowns.

Discontinued operations

         Gain on sale of real estate was $218,000 during the six months ended June 30, 2004 which was primarily the result of the sale during April 2004 of a limited service hospitality property with a cost of approximately $1.3 million for cash proceeds of approximately $1.5 million.

         Our profit from discontinued operations decreased by $39,000 (20%), to a net profit of $155,000 during the six months ended June 30, 2004 from a net profit of $194,000 during the six months ended June 30, 2003. During the six months ended June 30, 2004, one property held for sale is included in discontinued operations while during the six months ended June 30, 2003, two properties are included in discontinued operations.

Extraordinary item — negative goodwill

         Our negative goodwill was $11,593,000 during the six months ended June 30, 2004 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Overview

         Income from continuing operations increased by $1,535,000 (88%), to $3,277,000 during the three months ended June 30, 2004 from $1,742,000 during the three months ended June 30, 2003. Earnings per share from continuing operations increased $0.02 (7%), to $0.30 per share during the three months ended June 30, 2004 from $0.28 per share during the three months ended June 30, 2003. Net income increased by $1,744,000 (95%), to $3,583,000 during the three months ended June 30, 2004 from $1,839,000 during the three months ended June 30, 2003. Earnings per share increased $0.04 (14%), to $0.33 per share during the three months ended June 30, 2004 from $0.29 per share during the three months ended June 30, 2003.

         The increase in income from continuing operations is primarily due to the merger with PMC Capital. As a result of the merger, our assets under management increased resulting in both increased revenues and expenses. Our revenue increases were primarily from (i) our Retained Interests (approximately $1.9 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and the completion in October 2003 of our 2003 structured loan sale transaction, (ii) increased other income (approximately $0.5 million) due primarily to increased prepayments resulting in greater prepayment fee income and servicing fees earned subsequent to the merger with PMC Capital and (iii) increased interest income (approximately $0.4 million) due primarily to the acquisition of $55.1 million of loans receivable in connection with the merger with PMC Capital.

         Partially offsetting these increases in revenue was an increase in our overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) which increased to $1.6 million during the six months ended June 30, 2004 from $0.6 million during the six months ended June 30, 2003. Upon merger with PMC Capital, we became a self-managed REIT.

         Significant changes in our revenues and expenses are further described below.

Revenues

         Interest income increased by $428,000 (27%), to $2,028,000 during the three months ended June 30, 2004 from $1,600,000 during the three months ended June 30, 2003. Interest income consisted of the following:

	Three Months Ended June 30,
	2004	2003
	(In thousands)
Interest income — loans	$1,911	$1,558
Accretion of up-front fees	22	31
Interest income — idle funds	95	11

	$2,028	$1,600

         The increase was primarily attributable to an increase in our weighted average loans receivable outstanding of $23.7 million (27%) to $111.6 million during the three months ended June 30, 2004 from $87.9 million during the three months ended June 30, 2003 primarily as a result of the merger with PMC Capital on February 29, 2004. In addition, our idle funds interest income increased due to cash remaining to be invested by our SBICs which is required to be used for future operating commitments of these SBICs.

         Income from Retained Interests increased $1,874,000, to $2,548,000 during the three months ended June 30, 2004 compared to $674,000 during the three months ended June 30, 2003. The primary reason for the increase was an increase in the weighted average balance of our Retained Interests to $73.1 million during the three months ended June 30, 2004 compared to $23.2 million during the three months ended June 30, 2003 mainly due to the Retained Interests of $43.6 million acquired in connection with the merger and the completion of our 2003 structured loan sale transaction. The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. In addition, the yield on our Retained Interests increased to 13.9% during the three months ended June 30, 2004 from 11.6% during the three months ended June 30, 2003 primarily due to greater than anticipated prepayment fees received.

         Other income increased $534,000, to $605,000 during the three months ended June 30, 2004 compared to $71,000 during the three months ended June 30, 2003 due primarily to increased prepayment fees and servicing fees earned subsequent to the merger with PMC Capital. Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment. We believe that we may continue to see prepayment activity at these high levels (particularly in relation to our fixed-rate loans receivable) during the remainder of 2004. As a result of the merger with PMC Capital, we now earn fees for servicing all loans held by the SPEs and First Western’s loans sold into the secondary market.

Interest Expense

         Interest expense increased by $368,000 (41%), to $1,258,000 during the three months ended June 30, 2004 from $890,000 during the three months ended June 30, 2003. Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Structured Notes	$216	$395
Mortgages on Hotel Properties	268	283
Uncollateralized notes payable	298	—
Debentures payable	291	—
Revolving credit facility	128	197
Other	57	15

	$1,258	$890

         The increase was primarily attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of uncollateralized notes payable of $35.0 million with a weighted average cost of funds of 3.8% and debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. During April 2004 (at maturity), we repaid $5.0 million of the uncollateralized notes payable at an interest rate of LIBOR plus 1.3%. This increase was partially offset by (i) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($12.7 million outstanding at June 30, 2004 compared to $22.2 million outstanding at June 30, 2003) and (ii) a reduction in borrowings under our revolving credit facility ($3.6 million weighted average borrowings outstanding during the three months ended June 30, 2004 compared to $23.5 million weighted average borrowings outstanding during the three months ended June 30, 2003). Interest expense related to our revolving credit facility is also impacted by unused fees and the amortization of up-front costs.

Other Expenses

         During the three months ended June 30, 2003 (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consist of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses will be greater than our historical advisory fee expense. We anticipate that the net increase as a result of the merger will be approximately $3.5 million on an annual basis.

         Our combined general and administrative expenses, advisory fee expense and salaries and related benefits expense during the three months ended June 30, 2004 increased by $996,000, from $592,000 during the three months ended June 30, 2003 to $1,588,000 during the three months ended June 30, 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. Our professional fees, including accounting, legal and consulting services, increased to $283,000 during the three months ended June 30, 2004 from $45,000 during the three months ended June 30, 2003. The increase includes costs incurred for our lease negotiations with Arlington, increased accounting fees and increased consulting fees associated with Sarbanes-Oxley compliance. We expect our professional fees to continue at this higher level or possibly increase during the remainder of 2004.

         Realized losses on Retained Interests were $88,000 for the three months ended June 30, 2004, which was primarily the result of a reduction in expected future cash flows resulting from increased anticipated prepayments.

Discontinued operations

         Gain on sale of real estate was $218,000 during the three months ended June 30, 2004 which was primarily the result of the sale during April 2004 of a limited service hospitality property with a cost of approximately $1.3 million for cash proceeds of approximately $1.5 million.

         Our profit from discontinued operations decreased by $9,000 (9%), to a net profit of $88,000 during the three months ended June 30, 2004 from a net profit of $97,000 during the three months ended June 30, 2003. During the three months ended June 30, 2004, one property held for sale is included in discontinued operations while during the three months ended June 30, 2003, two properties are included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

         We generated cash of $6,964,000 and $4,961,000 from operating activities during the six months ended June 30, 2004 and 2003, respectively. The primary source of funds from operating activities is our income from continuing operations of $5,863,000 during the six months ended June 30, 2004 compared to $3,457,000 (an increase of $2,406,000) during the six months ended June 30, 2003. Our cash flows from operating activities were also affected by the change in our borrower advances which decreased by $1,972,000 and the change in our due to affiliates, net which increased by $2,278,000.

         Our investing activities reflect a net source of funds of $23,118,000 during the six months ended June 30, 2004 and a net use of funds of $15,303,000 during the six months ended June 30, 2003. The net cash flows provided during the six months ended June 30, 2004 primarily resulted from cash and cash equivalents acquired in connection with the merger with PMC Capital of $31,488,000. Funds used in investing activities during the six months ended June 30, 2004 were primarily the net loans funded of $9,380,000 and merger related costs paid of $1,006,000. During the six months ended June 30, 2003, our primary use of funds was the net loans funded of $17,726,000. Our net loans funded have decreased primarily due to increased prepayments of loans receivable (primarily related to our fixed-rate loans receivable).

         Our financing activities reflect a net use of funds of $12,977,000 during the six months ended June 30, 2004 and a net source of funds of $10,837,000 during the six months ended June 30, 2003. This decrease in funds from financing activities was primarily due to increased payment of principal on notes payable of $7,249,000 primarily caused by prepayments of loans in our 1998 structured loan financing transaction and the repayment (at maturity) of $5,000,000 in uncollateralized notes payable acquired in the merger with PMC Capital. In addition, proceeds from our revolving credit facility, net have decreased $16,400,000 mainly because we increased borrowing on our revolving credit facility due in part to the delay in completing a structured loan sale transaction during the six months ended June 30, 2003 whereas during the six months ended June 30, 2004 the proceeds from the 2003 structured loan sale transaction were available to fund loans requiring less borrowing on our revolving credit facility.

Sources and Uses of Funds

         In general, to meet our liquidity requirements, including origination of new loans, debt principal payment requirements and payment of dividends, we intend to utilize a combination of the following sources to generate funds:

•	Structured loan financings or sales;
•	Conduit warehouse facilities;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures or medium-term notes;
•	Sales of Hotel Properties;
•	Borrowings collateralized by Hotel Properties; and/or
•	Equity issuance.

         A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. We did not complete a structured loan sale transaction that we had initially anticipated to be completed in the first quarter of 2003 until October 2003 as a result of unfavorable market conditions. As a result of our reduced funds and other factors, we limited the amount of commitments to originate new loans during that period. Historically, our primary funding source has been the securitization and sale of our loans receivable. See “Structured Loan Sale Transactions.”

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

         The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining half of 2004, we anticipate loan originations will range from $25 million to $30 million. We will also use funds for the payment of dividends to shareholders, interest, salaries and other general and administrative expenses, loan repurchases from our SPEs and principal payments on borrowings.

         We may, from time to time, use funds to repurchase loans from our SPEs which had become “charged-off” as defined in the transaction documents. During 2004, we repurchased, at a price equal to their aggregate principal balance, approximately $3.3 million of such loans. We recorded these loans at their estimated fair value at the date of repurchase of approximately $2.4 million based on an analysis of anticipated proceeds from liquidation of these loans. We are currently in the process of liquidating these loans and ultimately expect to receive proceeds from the sale of the collateral underlying these loans. Currently, a loan sold to our SPE, with a principal balance of approximately $2.5 million, is delinquent. This loan may be deemed “charged-off” in the future and, based on cost benefit analysis, management may exercise its option to repurchase this loan from the SPE at a price equal to its then outstanding principal balance.

         In the merger, we assumed PMC Capital’s liabilities including $35.0 million in uncollateralized notes payable (the “Medium Term Notes”) and SBA debentures of $18.5 million with maturities ranging from 2005 to 2013. The Medium Term Notes require us to meet certain covenants, the most restrictive of which require that (i) net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) consolidated earnings plus interest expense must exceed 150% of interest expense. We repaid $5.0 million (at an interest rate of LIBOR plus 1.3%) and $10.0 million (at an interest rate of LIBOR plus 1.4%) of the Medium Term Notes at maturity in April 2004 and July 2004, respectively, using existing cash and our Revolver.

         During June 2004 (at maturity), a $1.5 million fixed-rate mortgage payable was “rolled-over” into a new $1.5 million variable-rate mortgage payable with an interest rate of prime plus 0.5% and an amortization period of 20 years maturing in June 2009. We also have a $1.5 million mortgage payable at an interest rate of 8.0% that matures in October 2004. We anticipate that this mortgage payable will either be “rolled-over” into a new mortgage payable with an extended maturity or repaid at maturity using our Revolver.

         We have $18.2 million of cash and cash equivalents at June 30, 2004. Of this, $17.7 million is available for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. As a result, PMC Commercial will have to borrow funds on its Revolver to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $26.4 million at June 30, 2004, of which $8.2 million represents commitments of our SBICs. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

         At June 30, 2004, we had availability of $36.3 million under our Revolver which matures December 31, 2004. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender or

187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. At June 30, 2004, we had $3.7 million outstanding under the Revolver. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. The ratio must exceed 1.25 times. At June 30, 2004, we were in compliance with the covenants of this facility. At July 31, 2004, the balance outstanding under our Revolver increased to $18.0 million primarily due to the repayment in July 2004 (at maturity) of $10.0 million of Medium-Term Notes and the payment of dividends of $3.7 million on July 12, 2004.

         We are currently evaluating several financing alternatives that will allow us more flexibility to grow our outstanding serviced portfolio and refinance our current maturities as they come due. These alternatives include entering into a conduit warehouse facility, increasing the size of our Revolver, issuing medium term notes and/or an equity issuance. We anticipate that we will have one of these alternatives in place prior to the expiration of our current Revolver. In addition, we may continue to pursue financings secured by mortgages on our unencumbered hotel properties. At June 30, 2004, hotel properties with a net book value of approximately $17.8 million were unencumbered. We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms.

Structured Loan Sale Transactions

         Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions are expected to be greater as a result of the merger. Due primarily to decreased loan originations, we do not anticipate completing our next structured loan sale transaction until the first half of 2005.

         The transaction documents of our SPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. The increased reserve requirement would be discontinued if “charged-off” loans (as defined in the transaction documents) are repurchased from the SPEs thereby releasing the excess cash previously deposited into the reserve accounts. While management believes that any funds used to build the reserve fund would ultimately be distributed to us, there can be no assurance that future events would not occur to cause amounts to continue to be deferred or never be distributed to us under Credit Enhancement Provisions.

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

Impact of Inflation

         To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. We primarily originate variable-rate loans and have $25.2 million in variable-rate debt (of which $10.0 million was repaid at maturity in July 2004); therefore, we do not believe inflation will have a significant impact on us in the near future. In general, we have matched our fixed-rate debt with fixed-rate producing assets. Our fixed-rate structured notes are matched with fixed-rate loans receivable and our fixed-rate mortgages are matched with our properties with a fixed-rate base rent.

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

Summarized Contractual Obligations, Commitments and Contingencies and Off Balance Sheet Arrangements

         Our contractual obligations at June 30, 2004 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands)
Notes and debentures payable (1)	$75,628	$15,109	$36,542	$4,052	$19,925
Revolving credit facility (2)	3,700	3,700	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	—	4,000
Operating lease (4)	1,321	102	334	382	503
Employment agreements (5)	2,733	1,093	1,640	—	—

Total contractual cash obligations	$87,382	$20,004	$38,516	$4,434	$24,428

(1)	Maturities of our 1998 structured notes payable ($12.7 million at June 30, 2004) are dependent upon cash flows received from the underlying loans receivable. Included above are repayments based on estimated scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures payable are presented at face value.
(2)	We had availability of $36.3 million under our Revolver at June 30, 2004.
(3)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.
(4)	Represents future minimum lease payments under our operating lease for office space.

(5)	We have employment agreements with certain of our officers.

         Our commitments at June 30, 2004 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Environmental(1)	$—	$—	$—	$—	$—
Other commitments(2)	26,387	26,387	—	—	—

Total commitments	$26,387	$26,387	$—	$—	$—

(1)	PMC Funding has recorded a liability of approximately $285,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. There can be no assurance of the accuracy of this estimate. If the underlying environmental remediation required increases as a result of a change in the effectiveness of the current remediation, additional costs will be incurred and such cost could be material.
(2)	Represents loan commitments and approvals outstanding.

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

         If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our subsidiary, First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, if the SBA first honors its guarantee and repurchases the loan from the secondary market, they may seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.

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

         To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loans, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a Retained Interest in the loans sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income, net of interest expense.

DIVIDENDS

         On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004. The Board of Trust Managers declared a $0.34 per share quarterly dividend to common shareholders of record on June 30, 2004, which was paid on July 12, 2004.

         Our Board of Trust Managers considers many factors including, but not limited to, expectations for future earnings and funds from operations (“FFO”), taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board of Trust Managers also uses taxable income plus depreciation, less the collection of percentage rents set aside for future capital expenditures in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as quarterly FFO or earnings expectations.

         We are currently exploring possible lease amendments with Arlington. If we experience any prolonged interruption in rent payments under the lease agreements and if we were unable to generate alternative revenues from the Hotel Properties or our lending operations, our income from continuing operations for 2004 would be substantially reduced. In addition, if our loan originations continue through the remaining half of 2004 at the historically low rate we experienced during 2003 and the first half of 2004 and interest rates continue at their current low historical levels, we may not be able to recognize some of the growth opportunities we previously anticipated. If either, or a combination of these two events were to occur, it may impact our ability to maintain dividends at their current rate.

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

Our FFO for the three and six months ended June 30, 2004 and 2003 was computed as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$17,829	$3,651	$3,583	$1,839
Less extraordinary item	(11,593)	—	—	—
Less gain on sale of real estate	(218)	—	(218)	—
Add depreciation	932	939	471	469

FFO	$6,950	$4,590	$3,836	$2,308

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

         Our loans receivable are recorded at cost and adjusted by deferred commitment fees (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable (approximately $33.5 million at June 30, 2004) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At June 30, 2004 and December 31, 2003, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves or acquisition discounts. Our variable-rate loans receivable are generally at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

         At June 30, 2004 and December 31, 2003, we had $81.2 million and $21.2 million of variable-rate loans receivable, respectively, and $25.2 million of variable-rate debt at June 30, 2004. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($56.0 million and $21.2 million at June 30, 2004 and December 31, 2003, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease. As a result of $18.3 million of our variable-rate loans receivable having interest rate floors, we are deemed to have derivative investments. However, in accordance with SFAS No. 133, as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

         The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2004 and December 31, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $377,000 and $198,000, respectively.

REVOLVING CREDIT FACILITY, NOTES AND DEBENTURES PAYABLE AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

         As of June 30, 2004 and December 31, 2003, approximately $58.5 million (70%) and $33.4 million (100%) of our consolidated debt (including our redeemable preferred stock of subsidiary) had fixed rates of interest and is therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt. Any amount outstanding on our Revolver is based on the prime rate and/or LIBOR and thus subject to adverse changes in market interest rates.

         Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing which cannot be repaid other than through collections of principal on the underlying loans receivable. Approximately $6.0 million of our fixed-rate Hotel Property mortgages have significant penalties for prepayment. Approximately $4.5 million have no prepayment penalties and the remaining $2.5 million have prepayment penalties of 2% of the prepaid amount.

         The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2004 and December 31, 2003.

         Market risk disclosures related to our outstanding debt as of June 30, 2004 were as follows:

	Twelve Month Period Ending June 30,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$5,017	$21,381	$5,056	$2,037	$852	$24,192	$58,535	$59,301
Variable-rate debt (primarily LIBOR-based) (3)	13,792	97	10,101	106	1,057	—	25,153	25,153

Totals	$18,809	$21,478	$15,157	$2,143	$1,909	$24,192	$83,688	$84,454

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at June 30, 2004 was 2.7%.

         Market risk disclosures related to our outstanding debt as of December 31, 2003 were as follows:

	Year Ending December 31,						Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value(1)
	(Dollars in thousands)
Fixed-rate debt (2)	$13,165	$3,569	$7,928	$929	$1,981	$5,808	$33,380	$34,514

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2003 was 6.7%.

RETAINED INTERESTS

         We have an investment in Retained Interests that is valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity while any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at June 30, 2004, the value of our Retained Interests at June 30, 2004 would have decreased by approximately $2.9 million and $5.6 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2003, the value of our Retained Interests at December 31, 2003 would have decreased by approximately $1.4 million and $2.6 million, respectively.

ITEM 4.
Controls and Procedures

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of June 30, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Shareholders held on June 10, 2004 (the “Annual Meeting”), the following individuals were elected to the Board of Trust Managers: Nathan G. Cohen, Martha R. Greenberg, Roy H. Greenberg, Barry A. Imber, Irving Munn, Andrew S. Rosemore, Lance B. Rosemore and Ira Silver.

         The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at the Annual Meeting. There were 9,915,005 votes for, 43,479 votes against and 74,592 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).
3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*10.40	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial and Bank One, Texas, N.A.
*31.1	Section 302 Officer Certification — Chief Executive Officer
*31.2	Section 302 Officer Certification — Chief Financial Officer
**32.1	Section 906 Officer Certification — Chief Executive Officer
**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

B. Reports on Form 8-K

On May 11, 2004, we furnished a report on Form 8-K pursuant to Item 12 related to our press release announcing our results of operations and financial condition for the three months ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date:8/9/04	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date:8/9/04	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer (Principal Accounting Officer)