Form 10-Q
period 2004-09-30
PMC COMMERCIAL TRUST /TX
filed 2004-11-15
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

     (Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, Registrant had outstanding 10,868,741 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Loans receivable, net	$118,649	$50,534
Retained interests in transferred assets	70,585	30,798
Real estate investments, net	40,259	41,205
Real estate investment held for sale, net	–	2,134
Cash and cash equivalents	15,190	1,078
Restricted investments	5,457	4,068
Mortgage-backed security of affiliate	1,056	–
Interest receivable	396	228
Deferred tax asset, net	390	–
Other assets	2,482	1,691

Total assets	$254,464	$131,736

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes and debentures payable	$64,562	$33,380
Revolving credit facility	12,500	–
Due to affiliates, net	4,447	72
Dividends payable	3,758	2,452
Redeemable preferred stock of subsidiary	3,467	–
Accounts payable and accrued expenses	1,977	615
Borrower advances	1,863	1,260
Other liabilities	985	1,866

Total liabilities	93,559	39,645

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	–

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,001,591 and 6,585,641 shares issued at September 30, 2004 and December 31, 2003, respectively, 10,868,741 and 6,452,791 shares outstanding at September 30, 2004 and December 31, 2003, respectively	110	66
Additional paid-in capital	151,726	94,792
Net unrealized appreciation of retained interests in transferred assets	4,019	3,618
Cumulative net income	107,199	86,222
Cumulative dividends	(101,764)	(91,322)

	161,290	93,376

Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	160,005	92,091

Total liabilities and beneficiaries’ equity	$254,464	$131,736

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)

Revenues:
Interest income	$5,705	$4,717	$2,336	$1,670
Income from retained interests in transferred assets	5,974	2,045	2,131	669
Lease income	4,235	4,162	1,427	1,407
Premium income	484	–	334	–
Other income	1,744	292	614	193

Total revenues	18,142	11,216	6,842	3,939

Expenses:
Interest	3,339	2,580	1,221	868
Salaries and related benefits	2,375	–	1,113	–
Depreciation	1,405	1,350	473	455
General and administrative	1,375	405	519	151
Realized losses on retained interests in transferred assets	717	–	616	–
Advisory and servicing fees to affiliate, net	292	1,365	–	472
Impairment loss on asset acquired in liquidation	–	67	–	–
Provision for (reduction of) loan losses	(208)	100	(3)	100

Total expenses	9,295	5,867	3,939	2,046

Income before income tax provision, minority interest, discontinued operations and extraordinary item	8,847	5,349	2,903	1,893

Income tax provision	(70)	–	(19)	–
Minority interest (preferred stock dividend of subsidiary)	(53)	–	(23)	–

Income from continuing operations	8,724	5,349	2,861	1,893

Discontinued operations:
Net gain (loss) on sales of real estate	(136)	283	(354)	283
Impairment loss on asset acquired in liquidation	(26)	–	(26)	–
Net earnings	822	284	667	89

	660	567	287	372

Income before extraordinary item	9,384	5,916	3,148	2,265

Extraordinary item:
Negative goodwill	11,593	–	–	–

Net income	$20,977	$5,916	$3,148	$2,265

Weighted average shares outstanding:
Basic	9,887	6,447	10,857	6,449

Diluted	9,906	6,456	10,871	6,460

Basic and diluted earnings per share:
Income from continuing operations	$0.88	$0.83	$0.26	$0.29
Discontinued operations	0.07	0.09	0.03	0.06
Extraordinary item	1.17	–	–	–

Net income	$2.12	$0.92	$0.29	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)

Net income	$20,977	$5,916	$3,148	$2,265

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation arising during period	764	5	1,469	38
Less net realized gains included in net income	(363)	(374)	(92)	(120)

	401	(369)	1,377	(82)

Comprehensive income	$21,378	$5,547	$4,525	$2,183

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Net income	$20,977	$5,916
Adjustments to reconcile net income to net cash provided by operating activities:
Loans funded, held for sale	(5,709)	–
Proceeds from sale of guaranteed loans	5,733	–
Loan fees collected, net	245	187
Capitalized loan origination costs	(126)	–
Non – cash adjustments:
Depreciation	1,405	1,419
Realized losses on retained interests in transferred assets	717	–
Extraordinary item – negative goodwill	(11,593)	–
Release of debt obligation	(175)	–
Losses (gains) on sale of real estate	136	(283)
Deferred income taxes	(99)	–
Impairment losses on assets acquired in liquidation	26	67
Provision for (reduction of) loan losses	(208)	100
Stock-based compensation charge	7	2
Unrealized premium income, net	90	–
Accretion of loan fees and discounts	(311)	(250)
Amortization	18	56
Change in operating assets and liabilities:
Borrower advances	(1,472)	335
Due to affiliates, net	2,226	(159)
Accounts payable and accrued expenses	(1,232)	(111)
Other operating assets and liabilities	(975)	(174)

Net cash provided by operating activities	9,680	7,105

Cash flows from investing activities:
Loans funded	(31,629)	(25,000)
Principal collected on loans	19,949	6,198
Principal collected on retained interests in transferred assets	5,379	699
Investment in retained interests in transferred assets	(1,762)	–
Proceeds from assets acquired in liquidation held for sale, net	1,627	–
Proceeds from sales of properties, net	1,818	823
Proceeds from mortgage-backed security of affiliate	113	–
Cash and cash equivalents received in connection with merger	31,488	–
Merger related costs	(1,006)	(784)
Release of (investment in) restricted investments, net	(1,384)	368
Purchase of furniture, fixtures and equipment	(505)	(290)

Net cash provided by (used in) investing activities	24,088	(17,986)

Cash flows from financing activities:
Proceeds from issuance of common shares	286	39
Proceeds from revolving credit facility, net	12,500	24,550
Payment of principal on notes payable	(23,184)	(5,701)
Payment of borrowing costs	(81)	–
Payment of dividends	(9,177)	(7,736)

Net cash provided by (used in) financing activities	(19,656)	11,152

Net increase in cash and cash equivalents	14,112	271

Cash and cash equivalents, beginning of year	1,078	49

Cash and cash equivalents, end of period	$15,190	$320

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of September 30, 2004 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2004 and our results of operations for the three and nine months ended September 30, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involved the valuation of our net assets acquired in connection with our merger on February 29, 2004, the ongoing valuation of our retained interests in transferred assets, determination of reserves on our loans receivable and impairment of our long-lived assets.

The results for the three and nine months ended September 30, 2004 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust (“REIT”) that, either directly or through its subsidiaries, primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. We originate loans on commercial real estate primarily to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common shares are traded on the American Stock Exchange under the symbol “PCC.”

PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, merged with and into PMC Commercial, with PMC Commercial continuing as the surviving entity, on February 29, 2004. Pursuant to the merger, each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result of the merger, we own and operate the businesses of PMC Capital and its subsidiaries, along with our previously existing operations and businesses.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, we are the sole shareholder or partner of several non-consolidated special purpose entities. These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,” and the Joint Ventures together with the 1998 Partnership and the 1999 Partnership, the “SPEs”). The SPEs were created in connection with structured loan sale transactions.

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

Note 5. Stock-Based Compensation Plans:

At September 30, 2004, we had two stock-based compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans are issued at the stock price on the date of grant and generally vest immediately.

We granted an aggregate of 5,000 options to members of the Board of Trust Managers during the nine months ended September 30, 2003 and recorded compensation expense of approximately $2,000 related to this grant.

We assumed unearned stock compensation in the merger with PMC Capital representing the intrinsic value of unvested stock options assumed that vest as the employees provide future services. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $2,000 and $7,000 during the three and nine months ended September 30, 2004, respectively, related to these unvested stock options.

Note 6. Merger:

PMC Capital, Inc. merged with and into PMC Commercial on February 29, 2004. Benefits expected from the merger include a larger equity market capitalization that would help create new business flexibility and earnings stability. As a result of the larger equity base, we believe that the ability to meet our liquidity needs will be enhanced through access to larger credit facilities and alternative credit facilities such as a warehouse line of credit. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average closing price of our common shares for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.

The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activities on a consolidated basis from the merger date. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on management’s estimates of their respective fair values at the date of merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale. Accordingly, we recorded negative goodwill of

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$11,593,000 during the nine months ended September 30, 2004 representing the excess of the fair value of net assets acquired over the cost of the merger.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1 of the respective years:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Total revenues	$20,362	$21,010	$6,842	$7,268

Income from continuing operations	$8,925	$8,992	$2,861	$2,793

Income before extraordinary item	$9,586	$9,122	$3,148	$3,005

Extraordinary item – negative goodwill	$11,593	$13,264	$–	$–

Net income	$21,179	$22,386	$3,148	$3,005

Earnings per share	$1.95	$2.07	$0.29	$0.28

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

Note 7. Loans Receivable, net:

Loans receivable, net consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
SBIC commercial mortgage loans	$32,073	$–
SBA 7(a) Guaranteed Loan Program loans	14,351	–
Other commercial mortgage loans	73,083	51,436

Total loans receivable	119,507	51,436
Less:
Deferred commitment fees, net	(433)	(227)
Loan loss reserves	(425)	(675)

Loans receivable, net	$118,649	$50,534

At September 30, 2004 and December 31, 2003, respectively, approximately $87.3 million (74%) and $21.2 million (42%) of our net loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the 90-day LIBOR or the prime rate and $31.3 million (26%) and $29.3 million (58%) had a fixed interest rate, respectively. The weighted average interest rate of our variable-rate loans receivable was approximately 6.0% and 5.4% at September 30, 2004 and December 31, 2003, respectively. The weighted average interest rate of our fixed-rate loans receivable was approximately 9.2% and 10.1% at September 30, 2004 and December 31, 2003, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2004. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

The activity in our loan loss reserves was as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)

Balance, beginning of year	$675	$365

Provision for (reduction of) loan losses	(208)	310

Principal balances written off	(42)	–

Balance, end of period	$425	$675

“Impaired” loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)

Impaired loans requiring reserves	$1,675	$1,748

Impaired loans expected to be fully recoverable (1)	5,767	249

Total impaired loans	$7,442	$1,997

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Average impaired loans	$4,720	$1,991	$6,417	$1,979

Interest income on impaired loans (2)	$76	$163	$22	$58

(1)	Loans acquired in the merger, loans repurchased from our SPEs and loans deemed to be repurchased from our SPEs were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan.
(2)	Recorded primarily on the cash basis.

Note 8. Real Estate Investments:

As of September 30, 2004, our real estate investments consisted of 20 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under a sale/leaseback agreement (the “Lease Agreement”).

Pursuant to the Lease Agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington, for an initial 10-year period which expires in June 2008, with two renewal options of five years each and a third

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

option for two years which expires in September 2020. Effective October 1, 2004, we amended the Lease Agreement (the “Lease Amendment”) to permit, among other things, the disposition of the Hotel Properties prior to October 1, 2008. Arlington guarantees the lease payment obligation of Arlington Inns, Inc. Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”), and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

In conjunction with the Lease Amendment, the base rent was reduced from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $48.3 million) is the value attributed to each Hotel Property at inception of the Lease Agreement for purposes of determining the lease payment. The continuation of the reduced base rent is contingent upon certain conditions being met, including the sale, on a cumulative basis, of at least five of the Hotel Properties over each of the next four years. In the event the conditions as stipulated in this agreement are not met, the Lease Amendment provides for an increase in base rent to the prior contractual rate (currently 10.5% of the Stated Value) or 15% of the Stated Value depending on the type of default. In addition, Arlington previously maintained an escrow account equal to two months’ base rent (approximately $850,000). This escrow account, previously included in restricted investments in our consolidated balance sheet, was released to us during 2004 to repay certain of Arlington’s obligations.

Upon the sale of each of the Hotel Properties, Arlington is required to provide us consideration equal to the Stated Value of the Hotel Property being sold, either through cash proceeds or a note from Arlington if the cash proceeds are less than the Stated Value of the Hotel Property (a “Shortfall”). If, at any time, the aggregate Shortfall exceeds $4.0 million, Arlington is immediately required to pay the excess. Any sales proceeds received in excess of the Stated Value of the Hotel Property sold will be applied as a reduction of the balance outstanding on any Shortfall or if none are outstanding, then allocated to reduce the Stated Value on remaining Hotel Properties to be sold.

As of October 1, 2004, the annual base rent payment, based on the amended Lease Agreement, for the Hotel Properties was approximately $4,100,000. In addition to our base rent we receive percentage rent equal to 4% of the gross room revenues of the Hotel Properties. For the three months ended September 30, 2004 and 2003, our percentage rent was approximately $163,000 and $173,000, respectively. For the nine months ended September 30, 2004 and 2003, our percentage rent was approximately $443,000 and $457,000, respectively.

Our real estate investments consisted of the following:

	September 30, 2004	December 31, 2003
			Real
	Real	Real	Estate
	Estate	Estate	Investment
	Investments	Investments	Held for Sale
	(Dollars in thousands)

Land	$5,084	$5,084	$263
Buildings and improvements	40,151	40,151	2,080
Furniture, fixtures and equipment	5,202	4,744	227

	50,437	49,979	2,570
Accumulated depreciation	(10,178)	(8,774)	(436)

	$40,259	$41,205	$2,134

Number of Hotel Properties	20	20	1

We sold a hotel property during August 2004, which was previously classified as real estate investment held for sale on our consolidated balance sheet, for $1.8 million and recognized a loss of approximately $354,000. As consideration for terminating the individual property lease, Arlington provided us with a loan receivable with an estimated fair value of approximately $624,000 representing the lease termination fee which is

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

included in net earnings from discontinued operations in our consolidated statement of income. The loan receivable has a fixed interest rate of 8.5% and matures in 2011.

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

We completed joint structured loan sale transactions with PMC Capital, Inc. during 2000, 2001, 2002 and 2003. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions”. As a result of the merger, on February 29, 2004, we acquired the remaining ownership interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

The value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the SPEs. Estimated future cash flows are based in part upon our estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as our estimates of market rates based on interest rate levels considering the risks inherent in the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to the Originated Structured Loan Sale Transactions as of September 30, 2004 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)

Principal outstanding on sold loans	$39,034	$27,510	$25,531	$41,692

Structured Notes balance outstanding	$34,967	$24,953	$22,879	$37,239

Cash in the collection account	$434	$268	$371	$282

Cash in the reserve account	$2,429	$1,685	$1,538	$2,510

Weighted average interest rate on loans	9.55%	9.59%	9.20%	LIBOR + 4.02%

Discount rate assumptions (1)	7.1% to 11.8%	7.0% to 11.7%	7.2% to 11.9%	7.6% to 11.8%

Constant prepayment rate assumption (2)	10.50%	10.50%	10.50%	10.50%

Weighted average remaining life of loans (3)	3.58 years	4.45 years	4.54 years	4.18 years

Aggregate losses assumed (4)	3.41%	3.65%	3.80%	3.40%

Aggregate principal losses to date (5)	0.33%	– %	– %	– %

(1)	The discount rates utilized on the components of our Retained Interests (as described below) were (i) 7.0% to 7.6% for our required overcollateralization, (ii) 8.7% to 8.9% for our reserve funds and (iii) 11.7% to 11.9% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 2.1%. No losses are assumed in the twelve months ending September 30, 2005 for those structured loan sale transactions with no current potential impaired loans.
(5)	For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to the Acquired Structured Loan Sale Transactions as of September 30, 2004 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)

Principal outstanding on sold loans	$20,014	$26,614	$15,176	$31,764	$29,056	$51,162

Structured Notes balance outstanding	$19,080	$23,373	$13,496	$30,432	$24,813	$45,700

Cash in the collection account	$351	$607	$144	$297	$351	$567

Cash in the reserve account	$1,617	$1,619	$979	$2,393	$1,750	$3,092

Weighted average interest rate of loans	Prime + 1.27%	9.35%	9.11%	9.60%	9.62%	LIBOR + 4.02%

Discount rate assumptions (1)	4.8% to 11.7%	7.0% to 11.7%	7.2% to 11.9%	7.2% to 11.9%	7.2% to 11.9%	7.5% to 11.7%

Constant prepayment rate assumption (2)	12.00%	14.00%	15.00%	11.00%	10.50%	10.50%

Weighted average remaining life of loans (3)	3.27 years	2.98 years	2.77 years	3.82 years	3.98 years	4.48 years

Aggregate principal losses assumed (4)	3.66%	2.60%	3.95%	3.67%	4.36%	3.42%

Aggregate principal losses to date (5)	– %	– %	4.27%	1.78%	– %	– %

(1)	The discount rates utilized on the components of our Retained Interests (as described below) were (i) 4.8% to 7.5% for our required overcollateralization, (ii) 8.7% to 8.9% for our reserve funds and (iii) 11.7% to 11.9% for our interest-only strip receivables.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 2.0%. No losses are assumed in the twelve months ending September 30, 2005 for those structured loan sale transactions with no current potential impaired loans.
(5)	Includes historical losses incurred prior to our acquisition in connection with the merger. For the 2001 Joint Venture, also includes losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial subsequent to the merger.

In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At September 30, 2004, the principal balance outstanding on the sold loans of FW 97 was approximately $2.4 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At September 30, 2004, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $44.2 million and the weighted average excess spread (before servicing costs) was approximately 1.7%.

In determining the fair value of our Retained Interests related to First Western, our assumptions at September 30, 2004 included prepayment speeds ranging from 20% to 30% per annum, a loss rate of 0.2% per annum (relates only to FW 97) and discount rates ranging from 5.0% to 11.8%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following (percentages owned of the respective SPEs are shown in parentheses):

	September 30, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western (100%)	$–	$895	$871	$1,766	$1,770
1998 Partnership (100%)	1,155	1,254	564	2,973	2,801
1999 Partnership (100%)	4,027	1,309	814	6,150	5,946
2000 Joint Venture (100%)	9,239	2,862	1,049	13,150	11,927
2001 Joint Venture (100%)	7,612	3,335	3,365	14,312	13,278
2002 Joint Venture (100%)	8,107	2,641	1,956	12,704	11,964
2003 Joint Venture (100%)	10,896	4,531	4,103	19,530	18,880

	$41,036	$16,827	$12,722	$70,585	$66,566

	December 31, 2003
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

2000 Joint Venture (68%)	$6,322	$2,290	$1,521	$10,133	$8,876
2001 Joint Venture (42%)	3,051	1,317	1,918	6,286	5,230
2002 Joint Venture (39%)	3,050	1,208	1,099	5,357	4,850
2003 Joint Venture (44%)	4,817	1,930	2,275	9,022	8,224

	$17,240	$6,745	$6,813	$30,798	$27,180

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following sensitivity analysis of our Retained Interests as of September 30, 2004 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$66,636	($3,949)
Losses increase by 100 basis points per annum (1)	$62,833	($7,752)
Rate of prepayment increases by 5% per annum (2)	$69,252	($1,333)
Rate of prepayment increases by 10% per annum (2)	$68,262	($2,323)
Discount rates increase by 100 basis points	$67,748	($2,837)
Discount rates increase by 200 basis points	$65,081	($5,504)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at September 30, 2004 and December 31, 2003. We owned 100% of the SPEs at September 30, 2004. We owned approximately 68% of the 2000 Joint Venture, 42% of the 2001 Joint Venture, 39% of the 2002 Joint Venture and 44% of the 2003 Joint Venture as of December 31, 2003. We did not own any of the 1998 Partnership or the 1999 Partnership as of December 31, 2003; however, the financial information is presented below for comparative purposes. The remaining interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership were owned by PMC Capital, Inc. at December 31, 2003.

Summary of Financial Position (1):

	1998 Partnership		1999 Partnership		2000 Joint Venture
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)

Loans Receivable, Net	$19,961	$22,258	$26,614	$30,053	$54,210	$65,608

Total Assets	$21,988	$24,463	$29,004	$34,294	$60,871	$70,683

Notes Payable	$19,080	$21,435	$23,373	$28,161	$48,463	$57,634

Total Liabilities	$19,133	$21,490	$23,503	$28,317	$48,610	$57,809

Partners’ Capital	$2,855	$2,973	$5,501	$5,977	$12,261	$12,874

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)

Loans Receivable, Net	$59,274	$65,731	$54,359	$63,471	$92,854	$101,360

Total Assets	$66,292	$72,422	$58,511	$69,765	$99,561	$108,293

Notes Payable	$55,385	$61,165	$47,692	$57,788	$82,939	$91,408

Total Liabilities	$55,532	$61,327	$47,824	$57,948	$83,040	$91,503

Partners’ Capital	$10,760	$11,095	$10,687	$11,817	$16,521	$16,790

(1)	Balances represent 100% of the limited partnership interests in the SPEs.

The following information summarizes the results of operations of the SPEs.

Summary of Operations (1):

	Nine Months Ended September 30,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2004	2003	2004	2003	2004	2003
	(In thousands)

Interest Income	$868	$1,062	$2,017	$2,599	$4,457	$4,942

Total Revenues	$892	$1,078	$2,233	$2,783	$4,802	$5,018

Provision for (Reduction of) Losses	$(188)	$(60)	$–	$–	$84	$45

Interest Expense	$462	$576	$1,233	$1,661	$2,949	$3,325

Total Expenses	$332	$699	$1,307	$1,755	$3,182	$3,541

Net Income	$560	$379	$926	$1,028	$1,620	$1,477

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
					2003 Joint
	2001 Joint Venture		2002 Joint Venture		Venture
	2004	2003	2004	2003	2004 (2)
	(In thousands)

Interest Income	$4,544	$5,274	$4,141	$4,791	$4,007

Total Revenues	$4,650	$5,557	$4,831	$4,895	$4,285

Provision for (Reduction of) Losses	$816	$(66)	$228	$–	$–

Interest Expense	$2,731	$3,158	$2,603	$3,043	$1,737

Total Expenses	$3,701	$3,267	$2,970	$3,209	$1,981

Net Income	$949	$2,290	$1,861	$1,686	$2,304

(1)	Amounts represent 100% of the limited partnership interests in the SPEs.
(2)	There were no operations prior to October 7, 2003.

We owned 100% of the Joint Ventures as of September 30, 2004. Our limited partnership allocation of the net income of the Joint Ventures for the nine months ended September 30, 2003 was as follows:

	2000 Joint	2001 Joint	2002 Joint
	Venture	Venture	Venture
	(In thousands)

Net Income	$1,135	$770	$609

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the SPEs. As a result, at September 30, 2004 and December 31, 2003 our consolidated balance sheets do not include the $336.2 million and $156.8 million of assets, respectively, and $277.6 million and $131.3 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs.

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

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Annualized yield	12.5%	11.8%	12.0%	11.9%

As a result of the merger on February 29, 2004, we now service all loans held by the SPEs. Servicing fee income for the three and nine months ended September 30, 2004 for loans held by the SPEs was approximately $237,000 and $549,000, respectively. We have not established a servicing asset or liability related to the loans held by our SPEs as the servicing fees are considered adequate compensation. PMC Capital, Inc. was the servicer for all loans receivable held by the SPEs prior to the merger; therefore, no servicing fees were earned or received by us for the three or nine months ended September 30, 2003.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received approximately $11.4 million and $2.7 million in cash distributions from the SPEs during the nine months ended September 30, 2004 and 2003, respectively.

In accordance with Emerging Issues Task Force issue number 02-09, as a result of a delinquent loan on which we initiated foreclosure and were thus contractually allowed to repurchase from our SPE, we recorded a loan receivable and a corresponding due to affiliate at the estimated value of the loan receivable of approximately $2.2 million. The principal balance of this loan in the 2001 Joint Venture was approximately $2.6 million.

Note 10. Revolving Credit Facility and Notes and Debentures Payable:

Information on our revolving credit facility and notes and debentures payable at September 30, 2004 was as follows:

	September 30, 2004		December 31, 2003		Weighted
			Face Amount		Average
	Face	Carrying	and Carrying	Range of	Coupon
	Amount	Value	Value	Maturities	Rate
	(In thousands)

Revolving credit facility	$12,500	$12,500	$–	2004	3.80%

Structured notes payable	10,868	10,868	18,667	2006 to 2018	6.37%

Mortgage notes payable	14,328	14,328	14,713	2004 to 2019	6.95%

Uncollateralized notes payable	20,000	20,023	–	2005 to 2006	5.24%

Debentures payable	18,500	19,343	–	2005 to 2013	7.27%

	$76,196	$77,062	$33,380

Principal payments required on our revolving credit facility, notes and debentures payable at September 30, 2004 were as follows (face amount):

Twelve Months
Ending September 30,	Total (1)
(In thousands)

2005	$33,176
2006	17,483
2007	963
2008	2,097
2009	1,971
Thereafter	20,506

$76,196

(1)	Maturities of the structured notes payable are dependent upon the timing of the cash flows received from the underlying loans receivable.

Revolving Credit Facility
 PMC Commercial has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility matures in December 2004 and provides us with credit availability up to $40 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. At September 30, 2004, we were in compliance with the

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

covenants of this facility. During November 2004, we reached an agreement to extend the maturity of the revolving credit facility until December 31, 2005.

Structured Notes Payable
 In June 1998, PMC Commercial formed a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At September 30, 2004 and December 31, 2003, the principal amount of the outstanding underlying loans receivable was approximately $14.1 million and $26.0 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if the partnership fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of the partnership.

Mortgage Notes Payable
We have entered into seven mortgage notes payable, each collateralized by a Hotel Property. The mortgage notes payable have a weighted average interest rate of 6.2%, mature between October 2004 and August 2019 and have amortization periods of 20 years. At September 30, 2004 and December 31, 2003, the aggregate balances outstanding on these obligations were approximately $8.4 million and $8.6 million, respectively. During June 2004 (at maturity), a $1.5 million fixed-rate mortgage payable with an interest rate of 7.5% was “rolled-over” into a new $1.5 million variable-rate mortgage payable with an interest rate of prime plus 0.5%, an amortization period of 20 years and a maturity in June 2009. A mortgage note payable with a principal balance of $1.5 million matured in October 2004 at an interest rate of 8.0% and was “rolled-over” into a new $1.5 million variable-rate mortgage payable at an interest rate of prime plus 0.5%, an amortization period of 15 years and a maturity in November 2009.

In addition, certain of our subsidiaries have entered into mortgage notes payable related to four Hotel Properties with a weighted average interest rate of approximately 8.0%. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At September 30, 2004 and December 31, 2003, the aggregate balances outstanding on these mortgage notes payable were approximately $5.9 million and $6.1 million, respectively, of which approximately $3.2 million and $3.3 million, respectively, were guaranteed by PMC Commercial.

Uncollateralized Notes Payable
Our uncollateralized notes payable outstanding at September 30, 2004 were assumed in connection with the merger and mature from July 2005 to July 2006 with a weighted average cost of funds of 5.1% at September 30, 2004. Quarterly interest only payments are due on the uncollateralized notes payable until maturity. These notes payable require us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At September 30, 2004, we were in compliance with the covenants of these notes payable. During April 2004 and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of these notes payable using existing cash and our revolving credit facility.

Debentures Payable
Debentures payable, assumed in connection with the merger, represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures mature from September 2005 to September 2013 with a cost of funds at September 30, 2004 of 6.0%. Semi-annual interest only payments are due on the debentures until maturity.

Note 11. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock are held by the SBA pursuant to the SBIA.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $23,000 and $53,000, respectively, were recognized on the 3% Preferred Stock during the three and nine months ended September 30, 2004 and are reflected in our consolidated statements of income as minority interest.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. As such, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” requires that the 4% Preferred Stock be classified as a liability on our consolidated balance sheet. Dividends of approximately $40,000 and $94,000, respectively, were recognized on the 4% Preferred Stock during the three and nine months ended September 30, 2004 and are included in interest expense in our consolidated statement of income.

Note 12. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,857,000 and 6,449,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately 9,887,000 and 6,447,000 for the nine months ended September 30, 2004 and 2003, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 14,000 and 11,000 shares, respectively, during the three months ended September 30, 2004 and 2003 and by approximately 19,000 and 9,000, respectively, during the nine months ended September 30, 2004 and 2003 for the dilutive effect of stock options.

Not included in the computation of diluted earnings per share were outstanding options to purchase 59,875 and 56,100 common shares during the three and nine months ended September 30, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the stock.

Note 13. Dividends Paid and Declared:

On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004. Subsequent to the merger, the Board of Trust Managers declared $0.34 per share quarterly dividends to common shareholders of record on June 30, 2004 and September 30, 2004, which were paid on July 12, 2004 and October 12, 2004, respectively.

Note 14. Taxable Income:

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years.

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS”) are PMCIC, First Western and PMC Funding. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles our net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net income	$20,977	$5,916	$3,148	$2,265
Less: TRS net income, net of tax	(79)	–	(12)	–
Add: Book depreciation	1,405	1,419	473	478
Less: Tax depreciation	(1,393)	(1,299)	(464)	(433)
Book/tax difference on Retained Interests, net	2,612	328	1,193	119
Book/tax difference on property sales	44	62	44	62
Negative goodwill	(11,593)	–	–	–
Loan valuation	(441)	–	(208)	–
Other book/tax differences, net	418	199	281	29

REIT taxable income	$11,950	$6,625	$4,455	$2,520

Distributions declared	$10,441	$7,736	$3,695	$2,450

Dividends declared per share	$1.06	$1.16	$0.34	$0.38

Income tax provision related to the TRS’s consists of the following:

	Nine Months Ended	Three Months Ended
	September 30, 2004	September 30, 2004
	(In thousands)

Federal:
Current	$169	$109
Deferred	(99)	(90)

	$70	$19

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Nine Months	Three Months
	Ended	Ended
	September 30, 2004	September 30, 2004
	(In thousands)

Income before income taxes for TRS’s	$149	$31

Expected Federal income tax provision	$52	$11
Preferred dividend of subsidiary recorded as minority interest	18	8

Income tax provision	$70	$19

The components of the net deferred tax asset at September 30, 2004 were as follows (in thousands):

Deferred tax assets:
Operating loss carryforwards	$171
Servicing asset	204
Loan valuation	94
Premiums on acquired notes and debentures payable	142
Other	136

Total gross deferred tax assets	747
Valuation allowance	171

576

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	186

Total gross deferred tax liabilities	186

Deferred tax asset, net	$390

The net operating loss carryforwards were generated by PMC Funding. These net operating loss carryforwards are available to offset future taxable income of PMC Funding. However, based on PMC Funding’s historical and anticipated pretax earnings, management does not believe that we will realize the benefit of these net operating loss carryforwards. Accordingly, they were valued at zero at September 30, 2004. The net operating loss carryforwards expire from 2012 to 2022.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Discontinued Operations:

Discontinued operations of our Hotel Properties (one hotel property and two hotel properties at September 30, 2004 and 2003, respectively) and our assets acquired in liquidation consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Lease termination fee income	$624	$–	$624	$–
Lease income	204	377	45	120
Advisory fees	(4)	(24)	–	(8)
Other expense	(2)	–	(2)	–
Depreciation	–	(69)	–	(23)

Net earnings	822	284	667	89

Net gain (loss) on sales of real estate	(136)	283	(354)	283

Impairment loss on asset acquired in liquidation	(26)	–	(26)	–

Discontinued operations	$660	$567	$287	$372

We acquired a limited service hospitality property in connection with the merger which was sold in March 2004 for our cost of approximately $1.1 million. Accordingly, no gain or loss was recognized on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2006.

During March 2004, a limited service hospitality property with a cost of approximately $1.3 million was repurchased from PMCT Trust. In April 2004, the property was sold for cash proceeds of approximately $1.5 million and we recorded a gain of approximately $211,000.

We sold a hotel property during August 2004, which was previously classified as real estate investment held for sale on our consolidated balance sheet, for $1.8 million and recognized a loss of approximately $354,000. As consideration for terminating the individual property lease, Arlington provided us with a loan receivable with an estimated fair value of approximately $624,000 representing the lease termination fee which is included in net earnings from discontinued operations in our consolidated statement of income. The loan receivable has a fixed interest rate of 8.5% and matures in 2011.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16. Other Income:

Other income consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Servicing income	$804	$–	$346	$–
Prepayment fees	421	108	2	85
Debt release income	175	–	175	–
Other loan related fees	344	184	91	108

Other income	$1,744	$292	$614	$193

Note 17. Profit Sharing Plan:

Commencing with the merger, we have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $55,000 and $128,000 was expensed during the three and nine months ended September 30, 2004, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

Note 18. Supplemental Disclosure of Cash Flow Information:

Supplemental cash flow information and information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)

Interest paid	$3,862	$2,542

Income taxes paid	$85	$–

Reclassification from loans receivable to assets acquired in liquidation	$1,184	$–

Reclassification from retained interests in transferred assets to due to affiliate, net	$–	$781

Loan receivable originated in connection with sale of asset acquired in liquidation	$900	$–

Loan receivable originated in connection with sale of hotel property	$624	$1,669

Loan receivable established through due to affiliate	$2,161	$–

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19. Commitments and Contingencies:

Loan Commitments
 Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. At September 30, 2004, we had approximately $36.1 million of total loan commitments and approvals outstanding. Of these, (i) $7.5 million are for loans to be originated by First Western, a portion of which will be sold pursuant to Secondary Market Loan Sales and (ii) $8.4 million represents commitments of our SBICs. Approximately $14.8 million of our cash and cash equivalents is available for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. As a result, PMC Commercial may have to borrow funds on its revolving credit facility to make investments even though our SBICs have available cash and cash equivalents.

The majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 2.25% to 2.75% and over LIBOR generally ranging from 4.0% to 4.5%. The weighted average interest rate on our loan commitments and approvals at September 30, 2004 was approximately 6.5%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease
 We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows for the twelve-month periods ending September 30:

Twelve Months
Ending
September 30,	Total
(In thousands)
2005	$141
2006	164
2007	176
2008	188
2009	200
Thereafter	452

$1,321

Rental expense, which is being recorded on a straight-line basis, amounted to approximately $40,000 and $93,000 during the three and nine months ended September 30, 2004, respectively.

Employment Agreements
 In connection with the merger, we assumed employment agreements with certain of our officers. We extended the outstanding employment periods of these officers from September 2006 to July 2007 during the third quarter of 2004. Future payments under these contracts are approximately $1,093,000, $1,093,000 and $911,000 for the twelve-month periods ending September 30, 2005, 2006 and 2007, respectively.

Structured Loan Financing Transaction
 Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from PMCT Trust, pursuant to its trust indenture, are limited and restricted. The reserve requirement is currently at its minimum of $1.4 million at September 30, 2004. The cash balance in the reserve fund is included in restricted investments on our consolidated balance sheet.

Structured Loan Sale Transactions
 The transaction documents of our SPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. As a result of a delinquent loan with a principal balance of approximately $2.6 million related to a structured loan sale transaction, a Credit Enhancement Provision was triggered. As a result of this delinquent loan, cash flows of approximately $825,000 have been deferred and utilized to fund the increased reserve requirement. Cash flows up to a maximum of $2.6 million may be deferred and utilized to fund the increased reserve requirement related to this loan. Management believes that these funds used to build the reserve fund will be distributed to us in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur.

Environmental
 PMC Funding has recorded a liability of approximately $290,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. There can be no assurance of the accuracy of this estimate. If the underlying environmental remediation required increases as a result of a change in the effectiveness of the current remediation, additional costs will be incurred and such costs could be material.

Litigation
 In the normal course of business, including our assets acquired in liquidation and our SPEs, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business segment data for the nine months ended September 30, 2004 and 2003 was as follows:

	For the Nine Months Ended September 30,
	2004			2003
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Revenues:
Interest income — loans and other income	$7,449	$7,449	$–	$5,009	$5,009	$–
Lease income	4,235	–	4,235	4,162	–	4,162
Income from Retained Interests	5,974	5,974	–	2,045	2,045	–
Premium income	484	484	–	–	–	–

Total	18,142	13,907	4,235	11,216	7,054	4,162

Expenses:
Interest (1)	3,339	2,113	1,226	2,580	1,247	1,333
Depreciation	1,405	1	1,404	1,350	–	1,350
Salaries and related benefits (2)	2,375	2,138	237	–	–	–
Advisory and servicing fees to affiliate, net	292	234	58	1,365	1,112	253
General and administrative	1,375	1,375	–	405	405	–
Realized losses on Retained Interests	717	717	–	–	–	–
Impairment loss on asset acquired in liquidation	–	–	–	67	67	–
Provision for (reduction of) loan losses	(208)	(208)	–	100	100	–

Total	9,295	6,370	2,925	5,867	2,931	2,936

Income before income tax provision, minority interest, discontinued operations and extraordinary item	8,847	7,537	1,310	5,349	4,123	1,226
Income tax provision	(70)	(70)	–	–	–	–
Minority interest (preferred stock dividend of subsidiary)	(53)	(53)	–	–	–	–

Income from continuing operations	8,724	7,414	1,310	5,349	4,123	1,226
Discontinued operations:
Net gain (loss) on sales of real estate	(136)	218	(354)	283	–	283
Impairment loss on asset acquired in liquidation	(26)	(26)	–	–	–	–
Net earnings (loss)	822	(2)	824	284	–	284

Income before extraordinary item	9,384	7,604	1,780	5,916	4,123	1,793
Extraordinary item:
Negative goodwill	11,593	11,593	–	–	–	–

Net income	$20,977	$19,197	$1,780	$5,916	$4,123	$1,793

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business segment data for the three months ended September 30, 2004 and 2003 was as follows:

	For the Three Months Ended September 30,
	2004			2003
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Revenues:
Interest income – loans and other income	$2,950	$2,950	$–	$1,863	$1,863	$–
Lease income	1,427	–	1,427	1,407	–	1,407
Income from Retained Interests	2,131	2,131	–	669	669	–
Premium income	334	334	–	–	–	–

Total	6,842	5,415	1,427	3,939	2,532	1,407

Expenses:
Interest (1)	1,221	810	411	868	435	433
Depreciation	473	1	472	455	–	455
Salaries and related benefits (2)	1,113	1,002	111	–	–	–
Advisory and servicing fees to affiliate, net	–	–	–	472	388	84
General and administrative	519	519	–	151	151	–
Realized losses on Retained Interests	616	616	–	–	–	–
Provision for (reduction of) loan losses	(3)	(3)	–	100	100	–

Total	3,939	2,945	994	2,046	1,074	972

Income before income tax provision, minority interest, discontinued operations and extraordinary item	2,903	2,470	433	1,893	1,458	435
Income tax provision	(19)	(19)	–	–	–	–
Minority interest (preferred stock dividend of subsidiary)	(23)	(23)	–	–	–	–

Income from continuing operations	2,861	2,428	433	1,893	1,458	435
Discontinued operations:
Net gain (loss) on sales of real estate	(354)	–	(354)	283	–	283
Impairment loss on asset acquired in liquidation	(26)	(26)	–	–	–	–
Net earnings (loss)	667	(2)	669	89	–	89

Income before extraordinary item	3,148	2,400	748	2,265	1,458	807

Net income	$3,148	$2,400	$748	$2,265	$1,458	$807

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement.

Total assets at September 30, 2004 were allocated approximately $212.8 million to the lending division and $41.7 million to the property division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We had no additions to furniture, fixtures and equipment during the three months ended September 30, 2004 or 2003. Additions to furniture, fixtures and equipment were as follows for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Lending Division	$9	$–
Property Division	496	290

	$505	$290

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Current Operating Overview and Significant Economic Factors” set forth below and the information contained under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2003. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     The following discussion of our financial condition at September 30, 2004 and results of operations for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, merged with and into PMC Commercial. Benefits expected from the merger included a larger equity market capitalization that would help create new business flexibility and earnings stability. As a result of the larger equity base, we believe that the ability to meet our liquidity needs will be enhanced through access to larger credit facilities and alternative credit facilities such as a warehouse line of credit.

     The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activities on a consolidated basis from the date of the merger.

     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to source financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates.

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

General

     We completed the merger with PMC Capital on February 29, 2004. Primarily as a result of the merger, beneficiaries’ equity increased from approximately $92.1 million to approximately $160.0 million, and total assets increased to approximately $254.5 million from approximately $131.7 million. We believe that the merger will provide more stability in income available for distribution through the larger, more diversified asset base. The merger resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Expenses have also increased. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed. Beginning February 29, 2004, we have approximately 40 employees and the overhead, previously paid by PMC Capital, is now our responsibility. Our overhead also increased due to costs associated with the Sarbanes-Oxley Act of 2002 (the “Act”). We incurred consulting fees and costs related to external consultants and our external auditors’ performance of procedures relating to the Act. These costs are significant, totaling approximately $253,000 during the nine months ended September 30, 2004. Significant costs related to the Act are expected to continue in future periods.

     The increased equity provided by the merger has assisted us in trying to restructure our leverage. We have commenced negotiating to enter into a $100.0 million conduit warehouse facility (the “Conduit”) to supplement our revolving credit facility (currently $40.0 million which will be reduced to $20.0 million upon completion of the Conduit). There can be no assurance that we will be successful in completing the Conduit. We are also evaluating a private issuance of preferred equity. Proceeds from these obligations, if any, will be used to further invest in loans and to repay the remaining $20.0 million in medium-term note obligations which mature in July 2005 and July 2006.

     The merger also provided us with new lending programs. As a result of the acquisition of PMC Capital’s subsidiary, First Western SBLC, Inc. (“First Western”), we are now able to originate loans under the Small Business Administration’s (“SBA”), 7(a) Guaranteed Loan Program. First Western is currently a preferred lender, as designated by the SBA, in Dallas, Texas and originates, sells and services small business loans throughout the continental United States. First Western is also a taxable REIT subsidiary. We also own two SBICs as a result of the merger. Under SBA regulations, an SBIC can issue debentures whose principal and interest is guaranteed to be paid in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually advantageous compared to alternative fixed-rate sources of funds available to us.

     As discussed in more detail below, effective October 1, 2004, we amended the lease for our 20 owned hotel properties (the “Hotel Properties”). This amendment provides, among other things, for a release of Arlington Hospitality, Inc. (“Arlington”) from the lease upon sale of properties as long as we receive our initial investment in the properties through either cash from a third party buyer or a note from Arlington to the extent the cash proceeds are below our initial investment. To the extent properties are sold, we will receive the net proceeds, after payment of any mortgage debt related to our properties (currently we have mortgage debt of approximately $14.3 million). As a result, we are currently exploring what other types of lending or real estate ownership are economically feasible.

Property Division

     The lease amendment with Arlington permits, among other things, the disposition of all Hotel Properties prior to October 1, 2008. Also, the base rent was reduced from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $48.3 million) is the value attributed to each Hotel Property at inception of the lease agreement for purposes of determining the lease payment. The continuation of the reduced base rent is contingent upon certain conditions being met, including the sale, on a cumulative basis, of at least five of the Hotel Properties over each of the next four years. In the event the conditions as stipulated in this agreement are not met, the lease amendment provides for an increase in base rent to the prior contractual rate (currently 10.5% of the Stated Value) or 15% of the Stated Value depending on the type of default.

     Upon the sale of each of the Hotel Properties, Arlington is required to provide us consideration equal to the Stated Value of the Hotel Property being sold, either through cash proceeds or a note from Arlington if the cash proceeds are less than the Stated Value of the Hotel Property (a “Shortfall”). If the aggregate Shortfall exceeds $4.0 million, Arlington is immediately required to pay the excess. Any sales proceeds received in excess of the Stated Value of the Hotel Property sold will be allocated to reduce the Stated Value on remaining Hotel Properties to be sold and will further reduce Arlington’s lease obligation.

     We estimate that our cash received for rent (assuming no properties are sold) will be reduced, on an annual basis, by approximately $1.0 million. Our lease payments would be further reduced as a result of any property sales; however, we would earn income on any investments which we acquire with the proceeds from the property sale and/or repayment of the Shortfall note.

     To the extent we approve sales of our Hotel Properties, certain of our Hotel Properties could be deemed impaired and impairment losses that result, if any, could be material. Our Hotel Properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the property may not be recoverable, but in no event less than on a quarterly basis.

Lending Division

     Loans originated during the first nine months of 2004 were approximately $38.9 million which is greater than the $26.7 million of loans originated during the same period of 2003. On a pro forma basis with PMC Capital, loans originated were approximately $53.3 million during the first nine months of 2003. We believe that the low loan volume has primarily been caused by several factors including:

•	Cautious underwriting due to management’s belief that economic conditions for the limited service of the hospitality industry were tenuous during the latter part of 2003 and early 2004;
•	The increased potential for an increasing interest rate environment has caused borrowers to prefer fixed interest rates instead of variable interest rates. Since our sources of funds are primarily variable-rate, our loan programs at the present time are based on variable interest rates;
•	Banks continue to offer “mini-perm” fixed-rate loans to our potential borrowers that have interest rates below that which we can offer, primarily because the cost of funds used by banks is lower than our cost of capital; and
•	Relatively low level of construction activity for limited service hospitality properties.

     As a result, we generated fewer commitments during the fourth quarter of 2003 and the first nine months of 2004. Our pipeline has increased but not to the level we had at December 31, 2002 of approximately $40.9 million. However, we have seen a slight increase in activity as the economic expansion gains traction and our renewed marketing efforts gain momentum.

     At September 30, 2004 and December 31, 2003, our outstanding commitments to fund new loans were approximately $36.1 million and $7.7 million, respectively. Including loans committed to by PMC Capital, the pipeline would have been $23.9 million at December 31, 2003. The majority of these commitments are for variable-rate loans which provide an interest rate match with our recent and present sources of funds. We are currently evaluating alternative sources of funds which may include borrowings at fixed rates. The use of fixed-rate sources of funds would (i) allow enhanced marketing of fixed-rate loans while maintaining our variable-rate programs and (ii) minimize interest rate mismatches between our sources and uses of funds to the extent we offer more fixed-rate products.

Lodging Industry

     The prevailing lodging industry perception for 2004 and 2005 is more optimistic than 2003 and 2004, respectively. Historically, lodging demand in the United States correlates to changes in the United States Gross Domestic Product (“U.S. GDP”) growth, with typically a two to three quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the past nine months and the positive projections for the remainder of 2004 and 2005, an improvement in 2005 and 2006 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Industry analysts with PricewaterhouseCoopers LLP have published reports that predict that the industry’s results will improve in 2004 and 2005, after three difficult years.

     A factor affecting the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease.

PORTFOLIO INFORMATION

Lending Activities

General

     During the nine months ended September 30, 2004 and 2003, we originated approximately $38.9 million and $26.7 million of loans, respectively. Principal collections on our loans receivable were approximately $25.7 million (including $11.0 million of principal prepayments and $4.1 million of scheduled maturities) and $6.2 million (including $2.6 million of prepayments and $1.4 million of scheduled maturities) during the nine months ended September 30, 2004 and 2003, respectively. During the year ended December 31, 2003, we originated approximately $31.3 million of loans.

     At September 30, 2004, our Retained Portfolio does not include approximately $355.2 million of aggregate principal balance remaining on loans sold in structured loan sale transactions and secondary market loan sales. Since the cash flows from sold loans impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) is provided below.

     Our Aggregate Portfolio increased substantially as a result of the merger with PMC Capital from approximately $197.5 million at December 31, 2003 to approximately $494.9 million at February 29, 2004. However, our Aggregate Portfolio outstanding decreased to approximately $475.0 million at September 30, 2004. The decrease was caused by a combination of the low fundings as explained above and high prepayments. The high level of prepayments on our Aggregate Portfolio pertains to both our variable and fixed-rate loans. Also, we believe that our borrowers with fixed-rate loans are able to refinance with our competition and lower their interest rate. In most instances, repayments on our fixed-rate loans include a significant amount of prepayment fees. We believe that our borrowers with variable-rate loans have prepaid through our competition to establish a fixed interest rate due to their concern over rising variable rates. Prepayment fees on variable-rate loans are generally not as significant as prepayment fees on fixed-rate loans. The weighted average contractual interest rate on our Aggregate Portfolio was 7.6%, 8.2% and 8.2% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. The decrease is primarily due to the acquisition of PMC Capital’s loans receivable and the loans receivable of its SPEs with a weighted average contractual interest rate below the weighted average contractual interest of PMC Commercial’s Aggregate Portfolio prior to the merger.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	September 30,	December 31,	September 30,
	2004	2003	2003

Weighted Average Interest Rate	6.8%	8.1%	6.8%

Annualized Average Yield (1)	11.1%	7.2%	7.5%

(1)	In addition to interest income, the yield includes all fees earned and is reduced (increased) by the provision for (reduction of) loan losses.

     Our weighted average interest rate declined from December 31, 2003 due primarily to (i) the acquisition of primarily variable-rate loans from PMC Capital with a weighted average interest rate of approximately 5.8% at February 29, 2004, (ii) loan originations during 2004 consisting primarily of variable-rate loans and (iii) prepayments of primarily our fixed-rate loans receivable during 2004. Prepayments on our fixed-rate loans receivable included a significant amount of prepayment fees which caused our yield during the first nine months of 2004 to increase.

     Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2004. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At September 30, 2004, approximately $87.3 million (74%) of our loans receivable had variable interest rates (reset on a quarterly basis) based on the 90-day LIBOR or the prime rate with a weighted average interest rate of approximately 6.0%. The spread that we charge over LIBOR generally ranges from 4.0% to 4.5% and the spread we charge over the prime rate generally ranges from 2.25% to 2.75%. The LIBOR rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2004 (set on October 1, 2004) is approximately 2.01% while the LIBOR charged during the third quarter of 2004 (set on July 1, 2004) was 1.60%. The prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2004 (set on October 1, 2004) is 4.75% while the prime rate charged during the third quarter of 2004 (set on July 1, 2004) was 4.25%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at September 30, 2004, approximately $31.3 million (26%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.2%.

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

     Our Impaired Loans were as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Problem Loans (1):
Loans receivable	$3,930	$1,748
Sold loans of SPEs	–	1,357

	$3,930	$3,105

Special Mention Loans (1):
Loans receivable	$4,227	$249
Sold loans of SPEs	5,111	–

	$9,338	$249

Percentage Problem Loans:
Loans receivable	3.3%	3.4%
Sold loans of SPEs	–	0.9%

Percentage Special Mention Loans:
Loans receivable	3.6%	0.5%
Sold loans of SPEs	1.6%	–

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for our SBA 7(a) guaranteed loans have not been presented.

     At September 30, 2004 and December 31, 2003, we had reserves in the amount of $425,000 and $675,000, respectively, against loans receivable that we have determined to be Impaired Loans. Our aggregate Impaired Loans increased from $3.4 million at December 31, 2003 to $13.3 million at September 30, 2004 primarily as a result of Impaired Loans acquired in connection with the merger with PMC Capital.

Retained Interests in Transferred Assets (“Retained Interests”)

     At September 30, 2004 and December 31, 2003, the estimated fair value of our Retained Interests was $70.6 million and $30.8 million, respectively. We acquired Retained Interests with an estimated value of $43.6 million in connection with the merger with PMC Capital on February 29, 2004. This estimated value became our cost through purchase accounting. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (“OC Pieces”), (ii) contractually required cash balances owned by the SPE (“Reserve Funds”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (“IO Receivables”). Retained Interests are our residual interest in the loans sold by us to the SPE. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their fair value. Retained Interests are subject to credit, prepayment and interest rate risks. Retained Interests are materially more susceptible to these risks than the notes issued by the SPE.

     The value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the SPEs. Estimated future cash flows are based in part upon our estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as our estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at September 30, 2004 and December 31, 2003 was approximately $4.0 million and $3.6 million, respectively. Any appreciation of our Retained Interests is included on our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

     The following sensitivity analysis of our Retained Interests as of September 30, 2004 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change
	(In thousands)
Losses increase by 50 basis points per annum (1)	$66,636	($3,949)
Losses increase by 100 basis points per annum (1)	$62,833	($7,752)
Rate of prepayment increases by 5% per annum (2)	$69,252	($1,333)
Rate of prepayment increases by 10% per annum (2)	$68,262	($2,323)
Discount rates increase by 100 basis points	$67,748	($2,837)
Discount rates increase by 200 basis points	$65,081	($5,504)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

Property Ownership

     Our Hotel Properties are operated pursuant to lease agreements with Arlington Inns, Inc., a wholly-owned subsidiary of Arlington. Arlington guarantees the lease payment obligations of Arlington Inns, Inc.

     Arlington operates our Hotel Properties as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of hospitality properties. The following table summarizes statistical data provided by Arlington regarding our 20 Hotel Properties (same store analysis):

	Nine Months Ended			Three Months Ended
	September 30,		% Increase	September 30,
	2004	2003	(Decrease)	2004	2003	% Decrease
Occupancy	58.11%	58.72%	(1.0%)	61.88%	63.66%	(2.8%)

ADR (1)	$54.72	$54.61	0.2%	$56.34	$56.68	(0.6%)

RevPAR (2)	$31.79	$32.06	(0.8%)	$34.86	$36.08	(3.4%)

Revenue	$10,604,182	$10,662,161	(0.5%)	$3,906,476	$4,043,067	(3.4%)

Rooms Rented	193,859	195,273	(0.7%)	69,335	71,331	(2.8%)

Rooms Available	333,609	332,537	0.3%	112,051	112,057	–

(1)	“ADR” is defined as the average daily room rate.
(2)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the Hotel Properties is from lease payments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     Arlington announced in its Annual Report on Form 10-K for the year ended December 31, 2003, that the aggregate cash flow from the operations in 2003 of the hotel properties that we own and lease to one of Arlington’s subsidiaries was not sufficient to pay the lease obligations and ongoing capital expenditures related to these hotel properties as required by the lease agreements. Effective October 1, 2004, we modified our lease agreements with Arlington. See — “Current Operating Overview and Significant Economic Factors — Property Division.”

     A summary of financial information for the lessee of our properties, Arlington, (which has been derived from their latest available public filings as of our filing date) as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, is as follows:

ARLINGTON HOSPITALITY, INC.

	June 30,	December 31,
	2004	2003
	(In thousands)

BALANCE SHEET DATA:

Investment in hotel assets	$70,064	$81,629

Cash and short-term investments	3,998	3,624

Total assets	87,462	99,713

Total liabilities	77,024	87,926

Shareholders’ equity	10,438	11,787

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)

INCOME STATEMENT DATA:

Revenue	$35,555	$32,771	$18,575	$15,314

Operating income (loss)	932	(3,429)	1,618	(2,988)

Net income (loss)	(1,521)	(4,840)	55	(3,358)

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including September 30, 2004 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Overview

     Income from continuing operations increased by $3,375,000 (63%), to $8,724,000 during the nine months ended September 30, 2004 from $5,349,000 during the nine months ended September 30, 2003. Earnings per share from continuing operations increased $0.05 (6%), to $0.88 per share during the nine months ended September 30, 2004 from $0.83 per share during the nine months ended September 30, 2003. Net income during the nine months ended September 30, 2004 includes an extraordinary gain from negative goodwill of $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital on February 29, 2004. Primarily as a result of the merger, net income increased by $15,061,000, to $20,977,000 during the nine months ended September 30, 2004 from $5,916,000 during the nine months ended September 30, 2003. Earnings per share increased $1.20, to $2.12 per share during the nine months ended September 30, 2004 from $0.92 per share during the nine months ended September 30, 2003.

     The increase in income from continuing operations is primarily due to the merger with PMC Capital. As a result of the merger, our assets under management increased resulting in both increased revenues and expenses. Our revenue increases were primarily from (i) our Retained Interests (approximately $3.9 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and the completion in October 2003 of our 2003 structured loan sale transaction, (ii) increased other income (approximately $1.5 million) due primarily to increased prepayments resulting in greater prepayment fee income and servicing fees earned subsequent to the merger with PMC Capital and (iii) increased interest income (approximately $1.0 million) due primarily to an increase in our weighted average loans receivable outstanding due to the acquisition of $55.1 million of loans in the merger.

     Partially offsetting these increases in revenue were (i) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $2.3 million (upon merger with PMC Capital, we became a self-managed REIT) and (ii) realized losses from Retained Interests of approximately $717,000.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income increased by $988,000 (21%), to $5,705,000 during the nine months ended September 30, 2004 from $4,717,000 during the nine months ended September 30, 2003. Interest income consisted of the following:

	Nine Months Ended September 30,
	2004	2003
	(In thousands)

Interest income – loans	$5,212	$4,579

Accretion of loan fees and discounts	272	113

Interest income – idle funds	221	25

	$5,705	$4,717

     The increase in interest income – loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $9.9 million (12%) to $94.6 million during the nine months ended September 30, 2004 from $84.7 million during the nine months ended September 30, 2003 primarily as a result of the merger. In addition, we amortized purchase discounts on certain of our loans and we received cash payments on certain of our non-accrual loans during the three months ended September 30, 2004. Our idle funds interest income increased due to cash remaining to be invested by our SBICs (acquired in the merger) which is required to be used for future operating commitments of these SBICs.

     Income from Retained Interests increased $3,929,000 (192%), to $5,974,000 during the nine months ended September 30, 2004 compared to $2,045,000 during the nine months ended September 30, 2003. The primary reason for the increase was an increase in the weighted average balance of our Retained Interests to $63.7 million during the nine months ended September 30, 2004 compared to $23.2 million during the nine months ended September 30, 2003 mainly due to the Retained Interests of $43.6 million acquired in connection with the merger and the completion of our 2003 structured loan sale transaction. The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The yield on our Retained Interests increased to 12.5% during the nine months ended September 30, 2004 from 11.8% during the nine months ended September 30, 2003 primarily due to greater than anticipated prepayment fees received.

     Other income increased $1,452,000 (497%), to $1,744,000 during the nine months ended September 30, 2004 compared to $292,000 during the nine months ended September 30, 2003 primarily due to increased prepayment fees and servicing fees earned subsequent to the merger with PMC Capital. Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment. We believe that we may continue to see prepayment activity at these high levels during the remainder of 2004 and the beginning of 2005. As a result of the merger with PMC Capital, we now earn fees for servicing all loans held by the SPEs and First Western’s loans sold into the secondary market.

Interest Expense

     Interest expense increased by $759,000 (29%), to $3,339,000 during the nine months ended September 30, 2004 from $2,580,000 during the nine months ended September 30, 2003. Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)

Structured notes	$718	$1,159

Mortgages on Hotel Properties	790	850

Uncollateralized notes payable	697	–

Debentures payable	683	–

Revolving credit facility	305	545

Other	146	26

	$3,339	$2,580

     The increase was attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of uncollateralized notes payable of $35.0 million with a weighted average cost of funds of 3.8% and debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. During April and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of the uncollateralized notes payable with interest rates of LIBOR plus 1.3% and LIBOR plus 1.4%, respectively. This increase was partially offset by (i) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($10.9 million outstanding at September 30, 2004 compared to $20.7 million outstanding at September 30, 2003) and (ii) a reduction in borrowings under our revolving credit facility ($6.2 million weighted average borrowings outstanding during the nine months ended September 30, 2004 compared to $21.6 million weighted average borrowings outstanding during the nine months ended September 30, 2003). Interest expense related to our revolving credit facility is also impacted by unused fees and the amortization of up-front costs.

Other Expenses

     During the nine months ended September 30, 2003 and the first two months of 2004, (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consisted of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses will be greater than our historical advisory fee expense. We anticipate that the net increase in overhead as a result of the merger will be approximately $3.5 million on an annual basis. The anticipated increase does not include increased overhead resulting from any costs incurred from requirements of the Act or costs of new marketing programs.

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits during the nine months ended September 30, 2004 increased by $2,272,000 (128%), from $1,770,000 during the nine months ended September 30, 2003 to $4,042,000 during the nine months ended September 30, 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. Our professional fees, including accounting, legal and consulting services, increased to $648,000 during the nine months ended September 30, 2004 from $121,000 during the nine months ended September 30, 2003. The increase relates primarily to accounting and consulting fees associated with requirements of the Act and increased accounting and auditing fees resulting from (i) the larger company subsequent to the merger and (ii) tax return compliance and preparation fees. We expect our professional fees to remain at these high levels during the remainder of 2004.

     Realized losses on Retained Interests were $717,000 for the nine months ended September 30, 2004, primarily resulting from a reduction in expected future cash flows due to increased anticipated prepayments and losses on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Our originated Retained Interests were recorded based on “net realizable value” which established unrealized gains which were included as a component of our beneficiaries’ equity. Accordingly, realized losses will be recorded on our originated Retained Interests if the unrealized valuation gains are reduced below zero and estimated future cash flows are decreasing. There were no realized losses on our Retained Interests during the nine months ended September 30, 2003.

     Our provision for (reduction of) loan losses was ($208,000) during the nine months ended September 30, 2004 and $100,000 during the nine months ended September 30, 2003 due primarily to a reduction in the expected loss on a loan collateralized by a limited service hospitality property due to unanticipated principal pay downs and an increase in the expected liquidation value of the collateral underlying the loan.

Discontinued operations

     We had a net loss on sales of real estate of $136,000 during the nine months ended September 30, 2004 and a gain of $283,000 during the nine months ended September 30, 2003. The net loss during the nine months ended September 30, 2004 was primarily the result of the sale during April 2004 of a limited service hospitality property for approximately $1.5 million on which we had a gain of approximately $211,000 and the sale during August 2004 of a hotel property for approximately $1.8 million on which we had a loss of approximately $354,000. Pursuant to the sale of the hotel property in August 2004, we received a lease termination fee from Arlington in the form of a loan receivable with an estimated fair value of $624,000 which is included in net earnings from discontinued operations. The gain during the nine months ended September 30, 2003 was due to the sale of a hotel property for approximately $2.2 million.

     Our net earnings from discontinued operations increased by $538,000 (189%), to a net profit of $822,000 during the nine months ended September 30, 2004 from a net profit of $284,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, one hotel property (which was sold in August 2004) was included in discontinued operations while during the nine months ended September 30, 2003, two hotel properties were included in discontinued operations. The primary reason for the increase was the lease termination fee income of approximately $624,000 recorded during the nine months ended September 30, 2004.

Extraordinary item – negative goodwill

     Our negative goodwill was $11,593,000 during the nine months ended September 30, 2004 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Overview

     Income from continuing operations increased by $968,000 (51%), to $2,861,000 during the three months ended September 30, 2004 from $1,893,000 during the three months ended September 30, 2003. Earnings per share from continuing operations decreased $0.03 (10%), to $0.26 per share during the three months ended September 30, 2004 from $0.29 per share during the three months ended September 30, 2003. Net income increased by $883,000 (39%), to $3,148,000 during the three months ended September 30, 2004 from $2,265,000 during the three months ended September 30, 2003.

Earnings per share decreased $0.06 (17%), to $0.29 per share during the three months ended September 30, 2004 from $0.35 per share during the three months ended September 30, 2003.

     The increase in income from continuing operations is primarily due to the merger with PMC Capital. As a result of the merger, our assets under management increased resulting in both increased revenues and expenses. Our revenue increases were primarily from (i) our Retained Interests (approximately $1.5 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and the completion in October 2003 of our 2003 structured loan sale transaction, (ii) increased other income (approximately $0.4 million) due primarily to servicing fees earned subsequent to the merger with PMC Capital and settlement income and (iii) increased interest income (approximately $0.7 million) due primarily to an increase in our weighted average loans receivable outstanding primarily as a result of the merger, amortization of certain loan discounts and cash payments on certain non-accrual loans.

     Partially offsetting these increases in revenue were (i) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $1.0 million (upon merger with PMC Capital, we became a self-managed REIT) and (ii) realized losses from Retained Interests of approximately $616,000.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income increased by $666,000 (40%), to $2,336,000 during the three months ended September 30, 2004 from $1,670,000 during the three months ended September 30, 2003. Interest income consisted of the following:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Interest income – loans	$2,062	$1,602
Accretion of loan fees and discounts	192	62
Interest income – idle funds	82	6

	$2,336	$1,670

     The increase in interest income – loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $24.5 million (27%) to $115.9 million during the three months ended September 30, 2004 from $91.4 million during the three months ended September 30, 2003 primarily as a result of the merger. In addition, we amortized purchase discounts on certain of our loans and we received cash payments on certain of our non-accrual loans during the three months ended September 30, 2004. Our idle funds interest income increased due to cash remaining to be invested by our SBICs (acquired in the merger) which is required to be used for future operating commitments of these SBICs.

     Income from Retained Interests increased $1,462,000 (219%), to $2,131,000 during the three months ended September 30, 2004 compared to $669,000 during the three months ended September 30, 2003. The primary reason for the increase was an increase in the weighted average balance of our Retained Interests to $70.8 million during the three months ended September 30, 2004 compared to $22.6 million during the three months ended September 30, 2003 mainly due to the Retained Interests of $43.6 million acquired in connection with the merger and the completion of our 2003 structured loan sale transaction. The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. Our yield remained constant for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Other income increased $421,000 (218%), to $614,000 during the three months ended September 30, 2004 compared to $193,000 during the three months ended September 30, 2003 due primarily to increased servicing fees earned subsequent to the merger with PMC Capital and settlement income. As a result of the merger with PMC Capital, we now earn fees for servicing all loans held by the SPEs and First Western’s loans sold into the secondary market. In addition, we settled an obligation with a third party during the three months ended September 30, 2004 and recorded other income, due to the reversal of our excess accrual, of $175,000.

Interest Expense

     Interest expense increased by $353,000 (41%), to $1,221,000 during the three months ended September 30, 2004 from $868,000 during the three months ended September 30, 2003. Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)

Structured notes	$191	$356
Mortgages on Hotel Properties	252	274
Uncollateralized notes payable	269	–
Debentures payable	293	–
Revolving credit facility	154	234
Other	62	4

	$1,221	$868

     The increase was attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of uncollateralized notes payable of $35.0 million with a weighted average cost of funds of 3.8% and debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. During April and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of the uncollateralized notes payable at interest rates of LIBOR plus 1.3% and LIBOR plus 1.4%, respectively. This increase was partially offset by (i) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($10.9 million outstanding at September 30, 2004 compared to $20.7 million outstanding at September 30, 2003) and (ii) a reduction in borrowings under our revolving credit facility ($13.3 million weighted average borrowings outstanding during the three months ended September 30, 2004 compared to $30.4 million weighted average borrowings outstanding during the three months ended September 30, 2003). Interest expense related to our revolving credit facility is also impacted by unused fees and the amortization of up-front costs.

Other Expenses

     During the three months ended September 30, 2003 (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consist of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses will be greater than our historical advisory fee expense. We anticipate that the net increase as a result of the merger will be approximately $3.5 million on an annual basis. The anticipated increase does not include increased overhead resulting from any costs incurred from requirements of the Act or costs of new marketing programs.

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits expense during the three months ended September 30, 2004 increased by $1,009,000 (162%), from $623,000 during the three months ended September 30, 2003 to $1,632,000 during the three months ended September 30, 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. Our professional fees, including accounting, legal and consulting services, increased to $307,000 during the three months ended September 30, 2004 from $55,000 during the three months ended September 30, 2003. The increase relates primarily to accounting and consulting fees associated with requirements of the Act and increased accounting and auditing fees resulting from (i) the larger company subsequent to the merger and (ii) tax return compliance and preparation fees. We expect our professional fees to remain at these high levels during the remainder of 2004.

     Realized losses on Retained Interests were $616,000 for the three months ended September 30, 2004, primarily resulting from a reduction in expected future cash flows due to increased anticipated prepayments and losses on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Our originated Retained Interests were recorded based on “net realizable value” which established unrealized gains which were included as a component of our beneficiaries’ equity. Accordingly, realized losses will be recorded on our originated Retained Interests if the unrealized valuation gains are reduced below zero and estimated future cash flows are decreasing. There were no realized losses during the three months ended September 30, 2003.

Discontinued operations

     We had a loss on the sale of real estate was $354,000 during the three months ended September 30, 2004 and a gain of $283,000 during the three months ended September 30, 2003. The loss during the three months ended September 30, 2004 was the result of the sale during August 2004 of a hotel property for approximately $1.8 million. Pursuant to the sale of the hotel property, we received a lease termination fee from Arlington in the form of a loan receivable with an estimated fair value of $624,00 which is included in net earnings from discontinued operations. The gain during the three months ended September 30, 2003 was due to the sale of a hotel property for approximately $2.2 million.

     Our net earnings from discontinued operations increased by $578,000 (649%), to a net profit of $667,000 during the three months ended September 30, 2004 from a net profit of $89,000 during the three months ended September 30, 2003. During the three months ended September 30, 2004, one hotel property (which was sold in August 2004) is included in discontinued operations while during the three months ended September 30, 2003, two hotel properties are included in discontinued operations. The primary reason for the increase was the lease termination fee income of approximately $624,000 recorded during the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash of $9,680,000 and $7,105,000 from operating activities during the nine months ended September 30, 2004 and 2003, respectively. The primary source of funds from operating activities is our income from continuing operations of $8,724,000 during the nine months ended September 30, 2004 compared to $5,349,000 (an increase of $3,375,000) during the nine months ended September 30, 2003. Our cash flows from operating activities were also affected by the change in operating assets and liabilities. Borrower advances decreased by $1,807,000, accounts payable and accrued expenses decreased by $1,121,000 and due to affiliates, net increased by $2,385,000 reflecting changes in the timing of payment of these liabilities.

     Our investing activities reflect a net source of funds of $24,088,000 during the nine months ended September 30, 2004 and a net use of funds of $17,986,000 during the nine months ended September 30, 2003. The net cash flows provided during the nine months ended September 30, 2004 primarily resulted from cash and cash equivalents acquired in connection with the merger with PMC Capital of $31,488,000. Funds used in investing activities during the nine months ended September 30, 2004 were primarily (i) net loans funded of $11,680,000, (ii) investment in Retained Interests of $1,762,000 and (iii) merger related costs paid of $1,006,000. During the nine months ended September 30, 2003, our primary use of funds was net loans funded of $18,802,000. Net loans funded have decreased primarily due to increased prepayments of loans receivable. Funds provided from investing activities also includes principal collected on Retained Interests of $5,379,000 during the nine months ended September 30, 2004 due primarily to the acquisition of $43.6 million of Retained Interests in the merger with

PMC Capital. We expect that our proceeds from Retained Interests will continue at this increased level during the remainder of 2004 and 2005.

     Our financing activities reflect a net use of funds of $19,656,000 during the nine months ended September 30, 2004 and a net source of funds of $11,152,000 during the nine months ended September 30, 2003. This decrease in funds from financing activities was primarily due to increased payment of principal on notes payable of $17,483,000 primarily caused by prepayments of loans in our 1998 structured loan financing transaction and the repayment (at maturity) of $15,000,000 in uncollateralized notes payable acquired in the merger with PMC Capital. In addition, proceeds from our revolving credit facility, net, have decreased $12,050,000 mainly because we increased borrowing on our revolving credit facility due in part to the delay in completing a structured loan sale transaction during the nine months ended September 30, 2003 whereas during the nine months ended September 30, 2004 the proceeds from the 2003 structured loan sale transaction and cash and cash equivalents were available to fund loans requiring less borrowing on our revolving credit facility.

Sources and Uses of Funds

     In general, to meet our liquidity requirements, including origination of new loans, debt principal payment requirements and payment of dividends, we intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:

•	Structured loan financings or sales;
•	Conduit warehouse facilities;
•	Preferred equity issuances;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures;
•	Proceeds from sales of Hotel Properties, net of mortgages payable; and/or
•	Common equity issuances.

     A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. Historically, our primary funding source has been the securitization and sale of our loans receivable. See “Structured Loan Sale Transactions.”

     The SBICs have $7.0 million in outstanding commitments from the SBA expiring in September 2007 to guarantee future debentures. These debentures have 10-year maturities, are charged interest (established on the date of issuance) at a spread over 10-year treasuries and have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued.

     Additional sources of funds include principal and interest collections on existing loans receivable, rent collected on our Hotel Properties, proceeds from sales of our Hotel Properties (net of related mortgage debt, if any) and the cash flows from Retained Interests. As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code of 1986, as amended. Accordingly, to the extent these sources represent taxable income, such amounts have historically been distributed to our shareholders. In 2004, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2004 dividend distributions and will not generally be available to fund portfolio growth or for the repayment of principal due on our debt.

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remainder of 2004, we anticipate loan originations will range from $14 million to $16 million. We will also use funds for the payment of dividends to shareholders, interest, salaries and other general and administrative expenses and principal payments on borrowings.

     In addition, we may use funds to repurchase loans from our SPEs which (i) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure, (ii) reach maturity or (iii) require modification due to an assumption. During 2004, we repurchased, at a price equal to their aggregate principal balance, approximately $5.5 million of such loans, which are included in loans funded on our consolidated statement of cash flows. We recorded these loans at their estimated fair value at the date of repurchase of approximately $4.4 million based on an analysis of anticipated proceeds either from liquidation of these loans or collections of principal and interest. We are currently in the process of liquidating the collateral underlying the previously “charged-off” loans of approximately $2.5 million, included in the $5.5 million of loans repurchased from the SPEs. To the extent additional loans become “charged-off”, reach maturity or require modification, we may repurchase these loans from our SPEs at prices equal to their outstanding principal balance.

     In the merger, we assumed PMC Capital’s liabilities including $35.0 million in uncollateralized notes payable with maturities through 2006 (the “Medium Term Notes”) and SBA debentures of $18.5 million with maturities ranging from 2005 to 2013. The Medium Term Notes require us to meet certain covenants, the most restrictive of which require that (i) net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) consolidated earnings plus interest expense must exceed 150% of interest expense.

     We repaid $5.0 million (at an interest rate of LIBOR plus 1.3%) and $10.0 million (at an interest rate of LIBOR plus 1.4%) of the Medium Term Notes at maturity in April 2004 and July 2004, respectively, using existing cash and our Revolver. We also have $7.0 million in SBA debentures due in September 2005 and $10.0 million in Medium Term Notes due in July 2005. We anticipate that these SBA debentures will be “rolled-over” into new SBA debentures and the Medium Term Notes will be repaid at maturity using our Revolver or alternate financing.

     During June 2004 (at maturity), a $1.5 million fixed-rate mortgage payable with an interest rate of 7.5% was “rolled-over” into a new $1.5 million variable-rate mortgage payable with an interest rate of prime plus 0.5% and an amortization period of 20 years maturing in June 2009. We also have a $1.5 million mortgage payable at an interest rate of 8.0% that matured in October 2004. We “rolled-over” this mortgage payable into a new $1.5 million variable-rate mortgage payable with an interest rate of prime plus 0.5% and an amortization period of 15 years maturing in November 2009.

     We have $15.2 million of cash and cash equivalents at September 30, 2004. Of this, $14.8 million is available for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we may have to borrow funds on the Revolver to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $36.1 million at September 30, 2004, of which (i) $8.4 million represents commitments of our SBICs and (ii) $7.5 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

     At September 30, 2004, we had $12.5 million outstanding and availability of $27.5 million under our Revolver which matures December 31, 2004. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt. The ratio must exceed 1.25 times. At September 30, 2004, we were in compliance with the covenants of this facility. During November 2004, we reached an agreement to extend the maturity of the Revolver until December 31, 2005. In connection with the extension, the maximum amount that we could borrow will be reduced from $40 million to $20 million which would be commensurate with our borrowing needs based on the anticipated completion of the Conduit. To the extent the Conduit is not completed by March 31, 2005, a $100,000 extension fee for the Revolver will be payable.

     We are currently evaluating several financing alternatives that will allow us more flexibility to grow our outstanding serviced portfolio and refinance our current debt maturities as they come due. These alternatives include entering into a conduit warehouse facility, issuance of preferred stock, increasing the size of our Revolver and/or issuance of common stock. The increased equity provided by the merger has assisted us in trying to restructure our leverage. We have commenced negotiating to enter into a Conduit to supplement the Revolver (currently $40 million which will be reduced to $20 million upon completion of the Conduit). There can be no assurance that we will be successful in completing the Conduit. We are also evaluating a private issuance of preferred equity. Proceeds from these obligations will be used to further invest in loans and to repay the remaining $20 million in Medium Term Notes which mature in July 2005 and July 2006. We anticipate that we will have at least one of these alternatives in place prior to March 31, 2005.

     We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms.

Structured Loan Transactions

     Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. Due primarily to decreased loan originations and anticipated availability of alternative sources of funds, we do not anticipate completing our next structured loan transaction until the second or third quarter of 2005.

     We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a qualifying SPE; as a result, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. When a structured loan sale transaction is completed our ownership interest in the SPE is accounted for as a Retained Interest.

     A structured loan financing is similar to a structured loan sale, with the exception that the transaction is not treated as a sale for financial reporting purposes. Therefore, the loans receivable contributed to the SPE and the notes payable issued by the SPE are included in our consolidated financial statements and, as a result, the ownership interest in the SPE is not accounted for as a Retained Interest.

     The transaction documents of our SPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. The increased reserve requirement would be discontinued if “charged-off” loans (as defined in the transaction documents) are repurchased by us from the SPEs thereby releasing the excess cash previously deposited into the reserve accounts. While management believes that any funds used to build the reserve fund would ultimately be distributed to us, there can be no assurance that future events would not occur to cause amounts to continue to be deferred or never be distributed to us under Credit Enhancement Provisions.

     Since we rely on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The timing of a structured loan transaction also has significant impact on our financial condition and results of operations.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” (over a benchmark such as LIBOR or treasury rates) they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;
•	deterioration in the performance of our loans receivable may deter potential investors from purchasing our asset-backed securities;
•	deterioration in the operations or market perception of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;

•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause our transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transactions.

Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. We primarily originate variable-rate loans and have $23.9 million in variable-rate debt; therefore, we do not believe inflation will have a significant adverse impact on us in the near future. In general, we have matched our fixed-rate debt with fixed-rate producing assets. Our fixed-rate structured notes are matched with fixed-rate loans receivable and our fixed-rate mortgages are generally matched with our properties with a fixed-rate base rent.

     To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, gasoline prices, etc.), our borrowers and Arlington would be negatively impacted and loan losses and lease income could be affected. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we may experience pressure to increase our income and our dividend yield to maintain our stock price.

Summarized Contractual Obligations, Commitments and Contingencies and Off Balance Sheet Arrangements

     Our contractual obligations at September 30, 2004 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands)

Notes and debentures payable (1)	$63,696	$20,676	$18,446	$4,068	$20,506
Revolving credit facility (2)	12,500	12,500	–	–	–
Redeemable preferred stock of subsidiary (3)	4,000	–	–	2,000	2,000
Operating lease (4)	1,321	141	340	388	452
Employment agreements (5)	3,097	1,093	2,004	–	–

Total contractual cash obligations	$84,614	$34,410	$20,790	$6,456	$22,958

(1)	Maturities of our 1998 structured notes payable ($10.9 million at September 30, 2004) are dependent upon cash flows received from the underlying loans receivable. Included above are repayments based on estimated scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures payable are presented at face value.
(2)	We had availability of $27.5 million under our Revolver at September 30, 2004.
(3)	The 4% preferred stock of our subsidiary was issued in September 1994 ($2.0 million) and May 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.
(4)	Represents future minimum lease payments under our operating lease for office space.
(5)	We have employment agreements with certain of our officers.

     Our commitments at September 30, 2004 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)

Environmental (1)	$–	$–	$–	$–	$–
Other commitments (2)	36,102	36,102	–	–	–

Total commitments	$36,102	$36,102	$–	$–	$–

(1)	PMC Funding has a recorded liability of approximately $290,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. There can be no assurance of the accuracy of this estimate. If the underlying environmental remediation required increases as a result of a change in the effectiveness of the current remediation, additional costs will be incurred and such costs could be material.
(2)	Represents loan commitments and approvals outstanding.

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

     If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our subsidiary, First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA first will honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.

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

     We may complete a structured loan sale transaction or a structured loan financing transaction. To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loans, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a Retained Interest in the loans sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income, net of interest expense.

DIVIDENDS

     On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004. Subsequent to the merger, the Board of Trust Managers declared $0.34 per share quarterly dividends to common shareholders of record on June 30, 2004 and September 30, 2004, which were paid on July 12, 2004 and October 12, 2004, respectively.

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

     If our loan originations continue through the remainder of 2004 and into 2005 at the historically low rate we experienced during 2003 and the first three quarters of 2004 and interest rates continue at their current low historical levels, we may not be able to recognize some of the growth opportunities we previously anticipated and it may impact our ability to maintain dividends at their current rate.

FUNDS FROM OPERATIONS (“FFO”)

     FFO (i) does not represent cash flows from operations as defined by generally accepted accounting principles (“GAAP”), (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating our operating performance. For a discussion of our cash flows from operations, see “Cash Flow Analysis.” We consider FFO to be an appropriate measure of the operating performance for a hybrid REIT because it provides a relevant basis for comparison among REITs. FFO, is defined by the National Association of Real Estate Investment Trusts (NAREIT), as net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property and extraordinary items, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance and is a measure that is presented quarterly to the Board and is utilized in the determination of dividends to be paid to shareholders. Our method of calculating FFO may be different from the methods used by other REITs and, accordingly, may not be directly comparable to such other REITs. Our formulation of FFO set forth below is consistent with the NAREIT White Paper definition of FFO.

     Our FFO for the three and nine months ended September 30, 2004 and 2003 was computed as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Net income	$20,977	$5,916	$3,148	$2,265

Deduct extraordinary item	(11,593)	–	–	–

Add (deduct) losses (gains) on sale of real estate	136	(283)	354	(283)

Add depreciation	1,405	1,419	473	478

FFO	$10,925	$7,052	$3,975	$2,460

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

     Our loans receivable are recorded at cost and adjusted by deferred commitment fees, net of capitalized loan costs (recognized as an adjustment of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable (approximately $31.3 million at September 30, 2004) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At September 30, 2004 and December 31, 2003, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves or acquisition or other discounts. Our variable-rate loans receivable are at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At September 30, 2004 and December 31, 2003, we had $87.3 million and $21.2 million of variable-rate loans receivable, respectively, and $23.9 million of variable-rate debt at September 30, 2004. We had no variable-rate debt at December 31, 2003. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($63.4 million and $21.2 million at September 30, 2004 and December 31, 2003, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease. As a result of $20.4 million of our variable-rate loans receivable having interest rate floors, we are deemed to have derivative investments. However, in accordance with SFAS No. 133, as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at September 30, 2004 and December 31, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $430,000 and $198,000, respectively.

REVOLVING CREDIT FACILITY, NOTES AND DEBENTURES PAYABLE AND REDEEMABLE PREFERRED STOCK OF
   SUBSIDIARY (“DEBT”)

     As of September 30, 2004 and December 31, 2003, approximately $56.6 million (70%) and $33.4 million (100%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver is based on the prime rate and/or LIBOR and thus subject to adverse changes in market interest rates.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing (which cannot be repaid other than through collections of principal on the underlying loans receivable), SBA debentures, mortgages payable and Medium Term Notes. Approximately $11.5 million of our debentures have current prepayment penalties between 2% and 4% of the principal balance and $7.0 million have no prepayment penalties. Our $10.0 million of fixed-rate Medium Term Notes mature in July 2005 and have significant prepayment penalties. Of our fixed-rate Hotel Property mortgages, $5.9 million have significant penalties for prepayment, $4.5 million have no prepayment penalties and $2.5 million have prepayment penalties of 2% of the prepaid amount.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2004 and December 31, 2003.

     Market risk disclosures related to our outstanding debt as of September 30, 2004 were as follows:

	Twelve Month Period Ending September 30,
							Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$20,660	$7,386	$860	$1,990	$941	$24,762	$56,599	$58,241
Variable-rate debt (primarily LIBOR-based)(3)	12,593	10,098	102	107	1,030	–	23,930	23,930

Totals	$33,253	$17,484	$962	$2,097	$1,971	$24,762	$80,529	$82,171

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities
(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2004 was 6 6%
(3)	The weighted average interest rate of our variable-rate debt at September 30, 2004 was 3 5%

     Market risk disclosures related to our outstanding debt as of December 31, 2003 were as follows:

	Year Ending December 31,
							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$13,165	$3,569	$7,928	$929	$1,981	$5,808	$33,380	$34,514

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2003 was 6 7%

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at September 30, 2004, the value of our Retained Interests at September 30, 2004 would have decreased by approximately $2.8 million and $5.5 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2003, the value of our Retained Interests at December 31, 2003 would have decreased by approximately $1.4 million and $2.6 million, respectively.

ITEM 4.
Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of September 30, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     If we are unable to timely satisfy new regulatory requirements relating to internal controls, our stock price could suffer. Section 404 of the Sarbanes Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with fiscal years ending December 31, 2004, public companies which in general have a market capitalization greater than $75 million must include in their annual report an assessment of the effectiveness of internal controls over financial reporting, along with an attestation from external auditors regarding the assessment. We have been working on a comprehensive re-evaluation of our internal controls pursuant to an internal plan of action that calls for completion prior to year end. It is difficult for us to predict how long it will take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found. If we fail to complete the evaluation on time, or if external auditors cannot attest to our assessment, we could be subject to regulatory scrutiny and a possible loss of public confidence in our internal controls, which could adversely effect on our stock price.

PART II
Other Information

ITEM 1. Legal Proceedings

ITEM 1.	Legal Proceedings

In the normal course of business, including our assets acquired in liquidation and our SPEs, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

ITEM 6.	Exhibits and Reports on Form 8-K
ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

3.1		Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).
3.2		Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*31.1		Section 302 Officer Certification – Chief Executive Officer
*31.2		Section 302 Officer Certification – Chief Financial Officer
**32.1		Section 906 Officer Certification – Chief Executive Officer
**32.2		Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

B. Reports on Form 8-K

On August 6, 2004, we furnished a report on Form 8-K pursuant to Item 12 thereof related to our press release announcing our results of operations and financial condition for the three and six months ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 11/15/04	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date: 11/15/04	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)