Form 10-K
period 2004-12-31
PMC COMMERCIAL TRUST /TX
filed 2005-03-16
CIK 908311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☑ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2004 as reported on the American Stock Exchange, was approximately $141 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2005, Registrant had outstanding 10,876,961 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III.

PMC COMMERCIAL TRUST

Form 10-K
For the Year Ended December 31, 2004

___________________________________________________________

Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our loans receivable and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risks identified under the caption “Item 1. Business – Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

PART I

Item 1. BUSINESS

INTRODUCTION

     PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. Our loans are primarily to borrowers in the limited service hospitality industry. We also originate loans for commercial real estate primarily in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common shares are traded on the American Stock Exchange under the symbol “PCC.”

     On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, merged with and into PMC Commercial. Primarily as a result of the merger, beneficiaries’ equity increased from approximately $92.1 million at December 31, 2003 to approximately $161.3 million at December 31, 2004 and total assets increased from approximately $131.7 million at December 31, 2003 to approximately $253.8 million at December 31, 2004. We believe that the merger has provided, and will continue to provide, more stability in income available for distribution through the larger, more diversified asset base. The merger resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed, have 43 employees and overhead of the combined larger entity is now our responsibility.

     We generate revenue from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans and oversight of our property ownership. During the years ended December 31, 2004 and 2003, our total revenues were approximately $25.4 million and $14.1 million, respectively, and our net income was approximately $24.8 million and $8.2 million, respectively. Our 2004 net income includes an extraordinary gain of approximately $11.6 million from negative goodwill resulting from the merger.

     A substantial part of PMC Capital’s activities were undertaken by its wholly-owned subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). PMCIC and Western Financial are small business investment companies (“SBICs”). Each of these subsidiaries is now wholly-owned by PMC Commercial.

     As a result of the acquisition of First Western, we are now able to originate loans under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program. First Western is currently a “Preferred Lender,” as designated by the SBA, in Dallas, Texas and originates, sells and services small business loans throughout the continental United States. As a non-bank SBA 7(a) Guaranteed Loan Program lender, First Western is able to originate loans on which a substantial portion of the loan (generally 75%) is guaranteed as to payment of principal and interest by the SBA. A market exists for the sale of the guaranteed portion of First Western’s loans and we receive premiums at the time of sale that approximate up to 10% of the principal amount of the loan sold. To the extent we were to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received. In addition, due to the existence of the SBA guarantee, we are able to originate loans in industries that we would typically not lend to due to the profitability of the loan including the premium received. See “Lending Activities – SBA Programs.”

     We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must distribute at least 90% of our REIT taxable income to shareholders. See “Tax Status.” We pay dividends from the cash flow generated from our operations.

     Our ability to generate interest income, as well as other loan related fees, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to source financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction versus non-construction), the rate on loans originated as well as the general level of interest rates.

     Generally, in order to fund new loans or real estate investments, we need to issue new equity, borrow funds or sell loans. Since 1996, our primary source of funds has been structured loan transactions. In a structured loan transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for a subordinate financial interest in that entity. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a qualifying special purpose entity (“QSPE”); as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Structured Loan Transactions.”

     We operate in two reportable segments: (i) the lending division, which originates loans to small businesses primarily in the hospitality industry and (ii) the property division, which owns hotel properties. See detailed financial information regarding our segments in “Item 8. Consolidated Financial Statements and Supplementary Data.”

LENDING ACTIVITIES

Overview

     Our lending division originates loans to small businesses, primarily in the hospitality industry. For the year ended December 31, 2004, total revenues and income from continuing operations for our lending division were approximately $19.9 million (78% of our total revenues) and $10.5 million (86% of our total income from continuing operations), respectively. Total assets allocated to the lending division were approximately $214.2 million (84% of our total assets) at December 31, 2004.

     We are a national lender that focuses our lending activities on businesses in the southeast and southwest regions of the United States. We primarily originate small business loans in the limited service sector of the hospitality industry. With the addition of the lending operations of PMC Capital, we expect to increase our loan originations to the convenience store and gas station, restaurant, service, retail and commercial real estate industries. In addition to first liens on real estate of the related business, our loans are generally personally guaranteed by the principals of the entities obligated on the loans. In addition to our historical underwriting criteria, as a result of the merger, we are now originating loans using PMC Capital’s underwriting criteria which generally has higher loan-to-value ratios than we had prior to the merger. See “Risk Factors.”

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

     The prevailing lodging industry perception for 2005 is more optimistic than 2004. Lodging demand in the United States appears to correlate to changes in the United States Gross Domestic Product (“U.S. GDP”) growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year and the positive projections for the remainder of 2005, an improvement in 2005 and 2006 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Industry analysts with PricewaterhouseCoopers LLP have published reports that predict the industry’s results will improve in 2005 and 2006.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways.

     While occupancy increased slightly for the overall hospitality industry, average room rates showed a slight decline in 2004 based on published industry statistics. We anticipate that lodging demand will increase in 2005 and 2006 as the lodging industry follows the economy. We believe improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed-rate and “mini-perm” loans.

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

     Upon receipt of a completed loan application, our credit department conducts: (i) a detailed analysis of the loan, which typically includes an appraisal and a valuation by our credit department of the property that will collateralize the loan to ensure compliance with loan-to-value percentages, (ii) a site inspection for real estate collateralized loans, (iii) a review of the borrower’s business experience, (iv) a review of the borrower’s credit history, and (v) an analysis of the borrower’s debt-service-coverage and debt-to-equity ratios. All appraisals must be performed by an approved, licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. We generally utilize nationwide independent appraisal firms and seek local market economic information to the extent available.

     Our typical loan is distinguished from those of some of our competitors by the following characteristics:

•	Substantial down payments are required. We usually require an initial down payment of not less than 20% of the value of the property which is collateral for the loan at the time of such loan. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the property which is collateral for the loan.
•	“Cash outs” are typically not permitted. Generally, we will not make a loan in an amount greater than either the replacement cost of the property which is collateral for the loan or the current appraised value of the property which is collateral for the loan. For example, a hotel property may have been originally constructed for a cost of $2,000,000, with the owner/operator borrowing $1,600,000 of that amount. At the time of the borrower’s loan refinancing request, the property securing the loan is appraised at $4,000,000. Some of our competitors might loan from 70% to 90% or more of the new -appraised value of the property and permit the owner/operator to receive a cash distribution from the proceeds. Generally, we would not permit this type of “cash-out” distribution.
•	The obligor is personally liable for the loan. We generally require the principals of the borrower to personally guarantee the loan.

     We are currently originating primarily variable-rate loans. Our variable-rate loans are based on LIBOR, or the prime rate (primarily SBA 7(a) lending). While we have originated fixed-rate loans, we do not expect to originate a significant amount of additional fixed-rate loans in the near future since our sources of funds are primarily variable-rate and due to competitors with a lower cost of funds. Management continually evaluates potential sources of capital with a fixed-rate cost to determine if a fixed-rate loan product would be feasible. Due to the current level of interest rates for smaller companies like ours, it does not appear that a significant amount of capital with a fixed interest cost is available to us that would allow us to generate appropriate spreads to compensate us for the commensurate risk of the loans that would be originated. We will continue to monitor the leverage market for possible fixed-rate sources of capital and to the extent we identify an appropriate source, we may establish a fixed-rate lending product. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Operating Overview and Economic Factors – Lending Division.”

     General information on our loans receivable, net, was as follows:

	At December 31,
	2004			2003
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
			(Dollars in thousands)
Fixed rate	$28,100	21.9%	9.7%	$29,331	58.0%	10.1%
Variable rate - prime	15,445	12.0%	6.6%	—	—	—
Variable rate - LIBOR	84,689	66.1%	6.4%	21,203	42.0%	5.4%

	$128,234	100.0%	7.1%	$50,534	100.0%	8.1%

     Our variable-rate loans receivable generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over ten to 20 years. Fixed-rate loans receivable generally require level monthly payments of principal and interest calculated to amortize the principal over ten to 25 years.

Loan Activity

     The following table details our loan activity for the years indicated:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Loans receivable, net — beginning of year	$50,534	$71,992	$78,486	$65,645	$115,265
Loans originated	53,659	31,320	32,776	51,683	22,508
Loans acquired in the merger (1)	55,144	—	—	—	—
Principal collections (2)	(23,196)	(5,655)	(11,637)	(4,965)	(15,135)
Repayments of SBA 504 program loans	(1,621)	(1,963)	(631)	(970)	(973)
Loans sold (3)	(6,222)	—	—	—	—
Loans transferred to AAL (4)	(2,115)	—	—	—	(1,181)
Structured loan sales (5)	—	(45,456)	(27,286)	(32,662)	(55,675)
Loan deemed to be repurchased from QSPE (6)	2,126	—	—	—	—
Other adjustments (7)	(75)	296	284	(245)	836

Loans receivable, net — end of year	$128,234	$50,534	$71,992	$78,486	$65,645

(1)	Represents the estimated fair value of loans acquired from PMC Capital in the merger.
(2)	Represents scheduled principal payments and prepayments.
(3)	First Western sells the guaranteed portion of its loans through private placements to either dealers in government guaranteed loans or institutional investors.
(4)	Loans receivable on which the collateral was foreclosed upon and the assets were classified as assets acquired in liquidation (“AAL”).
(5)	Loans receivable which were sold as part of structured loan sale transactions.
(6)	Represents a loan receivable at its estimated fair value deemed to be repurchased from one of our QSPEs as a result of a delinquent loan on which we initiated foreclosure and were contractually allowed to repurchase from our QSPE.
(7)	Represents the change in loan loss reserves, discounts and deferred commitment fees.

Quarterly Loan Originations

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
First Quarter	$6,609	$9,009	$6,346	$9,761	$301
Second Quarter	17,255	12,103	6,506	22,567	3,924
Third Quarter	14,998	5,557	10,044	10,097	7,340
Fourth Quarter	14,797	4,651	9,880	9,258	10,943

Total	$53,659	$31,320	$32,776	$51,683	$22,508

Loan Portfolio Statistics

     Information on our loans receivable, loans which have been sold and on which we have retained interests (the “Sold Loans”) and our loans receivable combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
	2004			2003
	Aggregate	Sold	Loans	Aggregate	Sold	Loans
	Portfolio	Loans (1)	Receivable	Portfolio	Loans	Receivable
	(Dollars in thousands, except footnotes)
Portfolio outstanding (2)	$468,158	$339,301	$128,857	$197,437	$146,001	$51,436
Weighted average interest rate	7.8%	8.0%	7.1%	8.2%	8.2%	8.1%
Annualized average yield (3)	9.1%	8.9%	9.1%	8.4%	9.2%	7.2%
Weighted average contractual maturity (in years)	15.5	15.1	16.5	15.2	16.2	12.4
Delinquent and problem loans (4)	$6,861	$3,150	$3,711	$3,105	$1,357	$1,748
Lodging industry concentration %	91.0%	89.5%	94.7%	96.6%	95.4%	100.0%
Texas concentration % (5)	24.7%	28.7%	14.3%	19.8%	22.5%	12.1%

(1)	In addition to loans of the QSPEs, includes SBA 7(a) Guaranteed Loan Program loans of First Western.
(2)	Portfolio outstanding before loan loss reserves and deferred commitment fees. Includes the principal balance remaining on underlying loans receivable in our 1998 structured loan financing transaction of $12.9 million and $26.0 million at December 31, 2004 and 2003, respectively.
(3)	The calculation of annualized average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for (reduction of) loan losses, by the weighted average outstanding portfolio.
(4)	Includes loans which are either past due greater than 60 days or the collection of the balance of principal and interest is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance (“Problem Loans”). The balance does not include the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”).
(5)	We also had a concentration of approximately 12% of loans receivable in Virginia at December 31, 2004. No other concentrations greater than 10% existed at December 31, 2004 for our loans receivable, Sold Loans or Aggregate Portfolio.

Industry Concentration

     The distribution of our loan portfolio by industry was as follows at December 31, 2004:

	Loans Receivable			Aggregate Portfolio
	Number			Number
	of			of
	Loans	Cost (1)%		Loans	Cost (1)%
			(Dollars in thousands)
Hotels and motels	129	$121,997	94.7%	360	$425,764	90.9%
Gasoline/service stations	18	2,964	2.3%	27	12,082	2.6%
Services	17	669	0.5%	30	5,985	1.3%
Restaurants.	12	591	0.4%	18	3,690	0.8%
Retail, other.	12	749	0.6%	16	5,716	1.2%
Apartments	1	509	0.4%	8	8,564	1.8%
Other	19	1,378	1.1%	27	6,357	1.4%

	208	$128,857	100.0%	486	$468,158	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

SBA Programs

General

     We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios. In addition, the businesses acquired from PMC Capital operate under several licenses from the SBA. First Western is a licensed small business lending company (“SBLC”) that originates loans through the SBA’s 7(a) Guaranteed Loan Program (“SBA 7(a) Loan Program”). PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under SBA regulations. Western Financial is a licensed SBIC under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.”

     First Western, PMCIC and Western Financial are periodically examined and audited by the SBA to determine compliance with SBA regulations.

Section 504

     The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least 20% of the equity in a project to be contributed by the principals of the borrower. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program guarantees are unlimited, currently the maximum amount of subordinated debt in any individual project generally is $1.5 million (or $2 million for certain projects). Typical project costs range in size from $500,000 to $4 million.

SBA 7(a) Loan Program

     First Western is licensed to operate as an SBLC. The SBA guarantees 75% of qualified loans over $150,000 with such individual guarantees not exceeding $1.5 million. While the eligibility requirements of the SBA 7(a) Loan Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot presently exceed $6 million, (ii) liquid assets of the borrower and affiliates cannot exceed specified limits, and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.5 million. Maximum maturities for SBA 7(a) loans are 25 years for real estate and between seven and 15 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (i) 10% of the outstanding loans receivable of First Western or (ii) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. See “Risk Factors.”

SBIC Program

     SBICs are intended to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6 million for the most recent two fiscal years. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under SBA regulations, an SBIC can issue debentures whose principal and interest is guaranteed to be paid in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually advantageous compared to alternative fixed-rate sources of funds available to us.

PROPERTY OWNERSHIP

     During the year ended December 31, 2004, total revenues and income from continuing operations for our property division were approximately $5.5 million (22% of our total revenues) and $1.7 million (14% of our total income from continuing operations), respectively. Total assets allocated to the property division were approximately $39.6 million (16% of total assets) at December 31, 2004.

     At December 31, 2004, we owned 19 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 through a sale/leaseback agreement with Arlington Hospitality, Inc. (“Arlington”). Arlington, through its wholly-owned subsidiary, is the operator of our properties through an amended master lease agreement that provides for base rent (currently $3.9 million per year) and percentage rent equal to 4% of the gross room revenues generated by the Hotel Properties. The master lease agreement, as amended, and the underlying individual property leases, as amended, expire in June 2008, but each can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. If fully extended, the term of the master lease agreement, as amended, would continue until September 2020. Arlington operates our Hotel Properties as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of limited service hospitality properties.

     Effective October 1, 2004, we amended the master lease agreement (the “Master Lease Agreement”) and the individual lease agreements to provide incentive for, among other things, the disposition of the Hotel Properties prior to October 1, 2008. Also, the current base rent was reduced from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $46.1 million) is the value attributed to each Hotel Property at inception of the lease agreement for purposes of determining the lease payment. The Master Lease Agreement stipulates increases in base rent to approximately 10.5% or 15% unless, on a cumulative basis, at least five of the Hotel Properties are sold over each of the next four years.

     To the extent we approve sales of our Hotel Properties, certain of our Hotel Properties could be deemed impaired and impairment losses that result, if any, could be material. Our Hotel Properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the Hotel Property may not be recoverable, but in no event less than on a quarterly basis. Based on the Master Lease Agreement, if impairment losses were to occur, we would receive shortfall notes receivable from Arlington. See “Item 7. Management’s Discussion and Analysis – Current Operating Overview and Economic Factors – Property Division.”

STRUCTURED LOAN TRANSACTIONS

General

     Structured loan transactions have historically been our primary method of obtaining funds for new loan originations. In a structured loan transaction, we contribute loans receivable to an SPE in exchange for a subordinate financial interest in that entity and obtain an opinion of counsel that the contribution of the loans receivable to the SPE constitutes a “true sale” of the loans receivable. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a QSPE; as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. The terms of the notes payable issued by the QSPEs provide that the partners of these QSPEs are not liable for any payment on the notes. Accordingly, if the QSPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We are the servicer of the loans pursuant to the transaction documents and are paid a fee of 30 basis points per year based on the principal outstanding.

     When a structured loan sale transaction is completed: (1) our ownership interests in the QSPEs are accounted for as retained interests in transferred assets (“Retained Interests”) and are recorded at the present value of the estimated future cash flows to be received from the QSPE and (2) the difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constitutes the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net income in the period in which the transactions occur.

     A structured loan financing is similar to a structured loan sale, with the exception that the transaction is not treated as a sale for financial reporting purposes. Therefore, the loans receivable contributed to the SPE and the notes payable issued by the SPE are included in our consolidated financial statements and as a result, the ownership interest in the SPE is not accounted for as a retained interest. Even though the loans receivable and the notes payable are included on our balance sheets from the structured loan financing transaction completed by PMC Commercial in 1998, PMC Commercial has no obligation to pay the notes, nor do the holders of the notes have any recourse against PMC Commercial’s assets. The terms of the notes payable issued by the SPE provide that PMC

Commercial is not liable for payment on the notes. Accordingly, even though the loans receivable and the notes payable of the SPE are included in our consolidated financial statements, if the SPE fails to pay the principal or interest on the notes, the sole recourse of the holders of the notes is against the loans receivable and any other assets of the SPE.

     Our structured loan sale transactions and structured loan financing transactions receive opinions from outside counsel that opine to the legal sale of the loans to the legal entity formed in connection with the securitization. Each of our completed securitization transactions (both structured loan sale transactions and structured loan financing transactions) provides a clean-up call. A clean-up call is an option allowed by the transaction documents to repurchase the transferred assets when the amount of the outstanding assets (or corresponding notes payable outstanding) falls to a level at which the cost of servicing those assets becomes burdensome. The clean-up call option regarding a loan in a QSPE or SPE is exercised by the party that contributed the loan to the QSPE or SPE. As a result of the characteristics underlying the structured loan transaction not satisfying the requirements of off-balance sheet accounting treatment, the 1998 securitization originated by PMC Commercial was considered a structured loan financing transaction.

     Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans. See “Risk Factors.”

Structured Loan Sale Transactions

General

     As of December 31, 2004, the QSPEs consisted of:

•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and its related general partner;
•	PMC Capital, L.P. 1999-1 (the “1999 Partnership) and its related general partner;
•	PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and its related general partner;
•	PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and its related general partner;
•	PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and its related general partner; and,
•	PMC Joint Venture, L.P. 2003-1 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”) and its related general partner.

     As a result of the merger, we acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”). The remaining subordinate interests of the Joint Ventures were 32% of the 2000 Joint Venture, 58% of the 2001 Joint Venture, 61% of the 2002 Joint Venture and 56% of the 2003 Joint Venture . We previously owned the remaining subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”).

     Even though we now own 100% of the subordinate interest in each of the Joint Ventures, since a portion was obtained through acquisition (via merger with PMC Capital), we have recorded these investments separately. At the date of acquisition, the fair value of the Acquired Structured Loan Sale Transactions became our cost.

     In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Loan Program. First Western sold the unguaranteed portion of its loans through a private placement in 1997 (“First Western 1997”) and has retained the right to service these loans. We acquired 100% of First Western 1997 in the merger.

2002 and 2003 Structured Loan Sale Transactions

     On October 7, 2003, we completed a structured loan sale transaction of a pool of variable-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $45.4 million and $57.8 million, respectively, to the 2003 Joint Venture. The 2003 Joint Venture issued, through a private placement, approximately $92.9 million of its 2003 Loan-Backed Floating Rate Notes (the “2003 L.P. Notes”) of which approximately $40.9 million was allocated to us based on our ownership percentage in the 2003 Joint Venture. The 2003 L.P. Notes, issued at par, have a stated maturity in 2023, bear interest, reset on a quarterly basis, at the 90-day LIBOR plus 1.25%, and are collateralized by the loans receivable contributed by us and PMC Capital to the 2003 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $711,000 and recorded our Retained Interests at an initial amount of $8,698,000 during 2003. At inception of the 2003 Joint Venture, we had a subordinate interest of 44% in the limited partnership based on our share of the capital.

     On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Commercial and PMC Capital contributed loans receivable of $27.3 million and $43.2 million, respectively, to the 2002 Joint Venture. The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed Fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $24.6 million was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, have a stated maturity in 2023, bear interest at 6.67% and are collateralized by the loans receivable contributed by us and PMC Capital to the 2002 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $562,000 and recorded our Retained Interests at an initial amount of $5,293,000 during 2002. At inception of the 2002 Joint Venture, we had a subordinate interest of 39% in the limited partnership based on our share of the capital.

     The terms of the notes issued in conjunction with the 2000 Joint Venture, the 2001 Joint Venture, the 2002 Joint Venture and the 2003 Joint Venture (collectively the “JV Notes”) provide that the partners of the respective Joint Ventures are not liable for any payments on the JV Notes. Accordingly, if the Joint Ventures fail to pay the JV Notes, the sole recourse of the holders of the JV Notes is against the assets of the respective Joint Venture. Accordingly, we have no obligation to pay the JV Notes, nor do the holders of the JV Notes have any recourse against our assets.

Information on Originated Structured Loan Sale Transactions

     Information relating to our Originated Structured Loan Sale Transactions was as follows:

	2000 Joint	2001 Joint	2002 Joint	2003 Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Transaction date	12/18/00	06/27/01	04/12/02	10/07/03
Principal amount of loans sold:
At time of sale	$55,675	$32,662	$27,286	$45,456
At December 31, 2004	$37,526	$27,337	$25,362	$37,985
Structured notes:
At time of sale	$49,550	$30,063	$24,557	$40,910
At December 31, 2004	$33,255	$24,778	$22,704	$33,543
Weighted average interest rate on loans (1):
At time of sale	9.63%	9.62%	9.23%	L+4.02%
At December 31, 2004	9.49%	9.59%	9.24%	L+4.02%
Required overcollateralization:
At time of sale (2)	11.0%	8.0%	10.0%	10.0%
At December 31, 2004 (3)	14.8%	9.6%	10.8%	12.0%
Interest rate on the structured notes payable (1)	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes (4)	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Cash reserve requirement	6.0%	6.0%	6.0%	6.0%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	The required overcollateralization percentage at time of sale represents the portion of our Sold Loans retained by the QSPEs whose value is included in Retained Interests.
(3)	The required overcollateralization percentage at December 31, 2004 was larger than the required overcollateralization percentage at time of sale since all principal payments received on the underlying loans receivable are paid to the noteholders.
(4)	Structured notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

Information on Acquired Structured Loan Sale Transactions and First Western 1997

     Information relating to our Acquired Structured Loan Sale Transactions and First Western 1997 (purchased on February 29, 2004) was as follows:

	First
	Western	1998	1999	2000	2001	2002	2003
	1997 (1)	Partnership	Partnership	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal amount of loans sold:
At February 29, 2004	$2,683	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
At December 31, 2004	$2,339	$19,427	$23,264	$15,014	$31,588	$27,031	$49,654
Structured notes/certificates:
At February 29, 2004	$2,683	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
At December 31, 2004	$2,339	$18,770	$22,814	$12,349	$27,662	$22,785	$44,043
Weighted average interest rate on loans (2):
At February 29, 2004	P+2.32%	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
At December 31, 2004	P+2.27%	P+1.22%	9.13%	9.12%	9.60%	9.63%	L+4.02%
Required overcollateralization (3) (4):
At February 29, 2004	—	10.5%	12.0%	15.7%	10.6%	12.0%	10.2%
At December 31, 2004	—	10.5%	15.4%	18.2%	12.5%	16.0%	11.6%
Mortgage-backed security (5)	—	5.0%	—	—	—	—	—
Interest rate on structured notes/certificates (2)	P-1.90%	P-1.00%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes/certificates (6)	“Aaa”/“A”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement/minimum (7)	$912	8.0%	6.0%	6.0%	6.0%	6.0%	6.0%

(1)	The transaction has both the primary and a subordinated portion of the transaction rated and sold.
(2)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”). The interest rate for the “A” rated subordinated certificates of First Western 1997 is P-1.55%.
(3)	The required overcollateralization percentage at February 29, 2004 represents the portion of our Sold Loans retained by the QSPEs whose value is included in Retained Interests.
(4)	For the majority of the Acquired Structured Loan Sale Transactions, the required overcollateralization percentage at December 31, 2004 was larger than the required overcollateralization percentage at February 29, 2004 since all principal payments received on the underlying loans receivable are paid to the noteholders.
(5)	Owned by PMC Commercial.
(6)	Structured notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(7)	Transactions all have minimum reserve requirements of 2% of the principal balance sold at the time of the sale. First Western 1997 is currently at its minimum requirement.

Retained Interests

     Retained Interests represent our residual interest in the loans sold to the QSPE. When we securitize loans, we are required to recognize Retained Interests, which represent our right to receive net future cash flows, at their fair value. Our Retained Interests consist of (i) the required overcollateralization, which is the retention of a portion of each of the Sold Loans, (ii) the reserve fund, which represents the required cash balance owned by the QSPE and (iii) the interest-only strip receivable, which represents the future excess funds to be generated by the QSPE after payment of all obligations of the QSPE. Our Retained Interests are subject to credit, prepayment and interest rate risks. The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the QSPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of Retained Interests is either included in our statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on the balance sheet in beneficiaries’ equity as an unrealized loss.

     We retain a portion of the default and prepayment risk associated with the underlying loans of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our Retained Interests will vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances. See “Risk Factors – There is volatility in the valuation of our Retained Interests.”

TAX STATUS

     PMC Commercial has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, PMC Commercial is generally not subject to Federal income tax (including any applicable alternative minimum tax) to the extent that it distributes at least 90% of its REIT taxable income to shareholders. First Western and PMCIC have elected to be treated as taxable REIT subsidiaries; thus, their earnings are subject to U.S. Federal income tax. To the extent our taxable REIT subsidiaries retain their earnings and profits, these earnings and profits will be unavailable for distribution to our shareholders.

     PMC Commercial may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. REITs are subject to a number of organizational and operational requirements under the Code. See “Risk Factors” for additional tax status information.

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

     Substantially all of our revenue is generated from lending to hospitality properties and the ownership of Hotel Properties. Our loans receivable were approximately 95% concentrated in the hospitality industry at December 31, 2004. In addition, approximately 90% of the loans receivable underlying our Retained Interests were concentrated in the hospitality industry as of December 31, 2004. Any economic factors that negatively impact the hospitality industry, including terrorism, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

     At December 31, 2004, approximately 14% of our loans receivable were collateralized by properties in Texas and approximately 12% were collateralized by properties in Virginia. Approximately 29% of the loans receivable underlying our Retained Interests were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, Sold Loans or Aggregate Portfolio at December 31, 2004. See “Properties” in Item 2 of this Form 10-K for information on state concentrations related to our Hotel Properties. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We are dependent on third party management for the operation and sale of our Hotel Properties.

     We are currently dependent upon Arlington to operate and manage our Hotel Properties under the Master Lease Agreement. The operating results of our Hotel Properties are subject to a variety of risks which could negatively impact the cash flow from our Hotel Properties to support the payment obligations under the Master Lease Agreement. Arlington announced in its Annual Report on Form 10-K for the year ended December 31, 2003, that the aggregate cash flow from the operations in 2003 of the Hotel Properties that we own and lease to one of Arlington’s subsidiaries was not sufficient to pay the lease obligations and ongoing capital expenditures related to these Hotel Properties as required by the amended individual lease agreements. To the extent the cash flows from our Hotel Properties are less than the lease payments, the shortfall is paid by Arlington from its other operations since Arlington has guaranteed the lease payments.

     Per the Master Lease Agreement, Arlington is responsible for identifying and marketing our Hotel Properties for sale. There can be no assurance that the Hotel Properties will be sold at the best price or that buyers will be identified for our Hotel Properties. The Master Lease Agreement provides for incentives to sell the Hotel Properties in specific time frames. Arlington’s ability to meet those deadlines will allow the continuation of the reduced base rent.

     In the event Arlington defaults on the Master Lease Agreement, there can be no assurance that we would be able to find a new operator for our Hotel Properties, negotiate to receive the same amount of lease income or that we would be able to collect on the guarantee of Arlington. In addition, in the event Arlington defaults, we would incur costs including holding costs, legal fees and costs to re-franchise the properties.

The market for structured loan transactions may decline, which would decrease the availability of, and increase the cost of, working capital and negatively affect the potential for growth.

     We will continue to need capital to fund loans. Our long-term ability to continue to grow depends, to a large extent, on our ability to sell our asset-backed securities through structured loan transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. In addition, terrorist attacks or political or geopolitical events could impact the availability and cost of our capital.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” (over a benchmark such as LIBOR or treasury rates) they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;
•	A deterioration in the performance of our loans receivable or the loans receivable of our prior transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities;
•	A deterioration in the operations or market perception of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transactions.

     Significant changes in any of these criteria may result in us temporarily suspending our use of structured loan transactions and we may seek other sources of financing. A reduction in the availability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund our future loan originations or to acquire real estate.

Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results.

     Several factors may impact the hospitality industry. Many of the businesses to which we have made, or will make, loans and Arlington may be susceptible to economic slowdowns or recessions. Terrorism, bankruptcies or other political or geopolitical events could affect our borrowers. Our non-performing assets are likely to increase during these periods. These conditions could lead to losses in our portfolio and a decrease in our interest income, net income and assets. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease. These factors may cause a reduction in revenue per available room (“RevPAR”). If RevPAR for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase and the ability of Arlington to meet its obligations could be impaired.

     Many of our competitors have greater financial and managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). As a result of these competitors’ greater financial resources, they may be better able to withstand the impact of economic downturns than we are.

As a result of the merger with PMC Capital, we now originate riskier loans and loan losses could increase.

     As a result of the merger with PMC Capital, we acquired loans that either were impaired loans at the time of the merger or have become impaired loans subsequent to the merger. In addition, the loan origination platform that we acquired from PMC Capital (including lending through the SBA 7(a) Loan Program) generally is for loans which are more susceptible to loss and which may have higher loan-to-value ratios than we had previously originated. As a result, our loans may incur losses in future periods in greater amounts than had historically been realized.

Our operating results could be negatively impacted by our inability to access certain financial markets.

     We rely upon access to capital markets as a source of liquidity to satisfy our working capital needs, grow and invest in loans. Although we believe that we maintain sufficient access to these financial markets, adverse changes in the economy, the overall health of the limited service hospitality industry and increased loan losses could limit access to these markets and restrict us from continuing our current operating strategy or implementing new operating strategies.

Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current levels.

     Our net income depends on our ability to originate loans at favorable spreads over our borrowing costs. In originating loans, we compete with other specialty commercial lenders, banks, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient mortgage loans at favorable spreads over our borrowing costs, which would harm our results of operations and consequently, our ability to continue paying dividends at current levels.

There is volatility in the valuation of our Retained Interests.

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets. If we were forced to immediately liquidate some or all of our Retained Interests, the proceeds of such liquidation may be significantly less than the current estimated fair value of such Retained Interests.

     The estimated fair value of our Retained Interests is determined based on certain assumptions including, but not limited to, anticipated defaults, prepayment speeds and discount rates. We retain a portion of the default and prepayment risk associated with the underlying transferred loans of our Retained Interests. As more fully described below, actual defaults and prepayments with respect to estimating future cash flows for purposes of valuing the Retained Interests may vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related estimated cash flows. The discount rates utilized are determined for each of the assets comprising the Retained Interests based upon an estimate of the inherent risks associated with each asset.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2004 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$66,766	($3,757)
Losses increase by 100 basis points per annum(2)	$63,099	($7,424)
Rate of prepayment increases by 5% per annum(3)	$69,235	($1,288)
Rate of prepayment increases by 10% per annum(3)	$68,261	($2,262)
Discount rates increase by 100 basis points	$67,761	($2,762)
Discount rates increase by 200 basis points	$65,159	($5,364)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in value may not be linear. The effect of a variation in a particular assumption on the estimated fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

     Changes in any of these assumptions or actual results which deviate from assumptions will affect the estimated fair value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.

We are leveraged.

     We have borrowed funds and intend to obtain additional funds through advances under our revolving credit facility and conduit warehouse facility, completion of junior subordinated debt and/or preferred stock or SBA debentures, if available. As a result, we use leverage to fund our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

There are significant risks in lending to small businesses.

     Our loans receivable consist primarily of loans to small, privately-owned businesses. There is no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable from such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

There is volatility in the valuation of our loans receivable.

     There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments.

     To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower and/or the physical condition of the collateral underlying the loan, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves.

We have an ongoing need for additional capital since earnings are required to be paid as dividends.

     We will continue to need capital to fund loans. Historically, we have sold loans receivable as part of structured loan transactions, borrowed from financial institutions and issued equity securities to raise capital. A reduction in the availability of funds from financial institutions or the asset-backed securities market could have a material adverse effect on our financial condition and our results of operations. We must distribute at least 90% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loan originations or acquire real estate. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market in the future.

We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.

     Prepayments of fixed-rate loans generally increase during times of declining interest rates. Conversely, prepayments of variable-rate loans may increase during times of increasing interest rates and are more susceptible to prepayment as a result of lower prepayment fees. The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments and for prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. The lower interest rates we receive on these new loans receivable have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. The impact of the lower lending rates on our net income may be partially offset by the reduced cost of our variable-rate borrowings in a lower interest rate environment. In addition, when loans receivable are repaid prior to their maturity, we often receive prepayment fees.

     Prepayments of loans of the QSPEs may have a negative impact on our financial condition or results of operations. Prepayments of loans receivable with higher interest rates negatively impact the fair value of our Retained Interests to a greater extent than prepayments of loans receivable with lower interest rates. Prepayments in excess of assumptions will cause a decline in the fair value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. Our “all-in costs” include interest, servicing, trustee and other ongoing costs. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect.

     First Western, our SBA guaranteed lending company, sells the guaranteed portion of most of its originated loans through private placements (“Secondary Market Sales”). These sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consists only of the spread between the interest First Western collects from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the estimated fair value of the associated Retained Interests.

Changes in interest rates could negatively affect lending operations, which could result in reduced earnings.

     The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds (historically either short-term at variable rates or longer term at fixed rates) and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.

     At the present time, we primarily originate variable-rate loans and have debt which is long-term and at fixed interest rates and preferred stock which is long-term with a fixed dividend yield. If the yield on loans originated with funds obtained from fixed-rate borrowings or preferred stock fails to cover the cost of such funds, our cash flow will be reduced.

     As a result of our dependence on variable-rate loans (all of our current commitments are for variable-rate loans), our interest income has been reduced (excluding the impact of loans acquired in the merger) during this low interest rate environment. In addition, to the extent that rates remain at these historically low levels, or if LIBOR or the prime rate decreases from current levels, interest income on our currently outstanding loans receivable will decline.

     Changes in interest rates do not have an immediate impact on the interest income of our fixed-rate loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily due to loan prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans receivable at lower rates).

Our Board of Trust Managers may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our stock.

     Our Board of Trust Managers has the authority to modify or waive our current operating policies and strategies, including PMC Commercial’s election to operate as a REIT, without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock; however, the effect could be adverse.

We depend on the accuracy and completeness of information about potential borrowers and guarantors.

     In deciding whether or not to extend credit or enter into transactions with potential borrowers and/or their guarantors, we may rely on information furnished to us by or on behalf of potential borrowers and/or guarantors, including financial statements, construction invoices and other financial information. We may also rely on representations of potential borrowers and/or guarantors as to the accuracy and completeness of that information. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that are materially misleading.

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

We depend on our key personnel, and the loss of any of our key personnel could adversely affect our operations.

     We depend on the diligence, experience and skill of our key personnel (executive officers) who provide management services to us for the selection, acquisition, structuring, monitoring and sale of our portfolio assets and the borrowings used to acquire these assets. We have entered into employment agreements with the majority of our executive officers who devote all of their business time to our business. The loss of any executive officer could harm our business, financial condition, cash flow and results of operations.

Failure to qualify as a REIT would subject us to U.S. Federal income tax.

     If a company meets certain income and asset diversification and income distribution requirements under the Code, it can qualify as a REIT and be entitled to pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements. PMC Commercial is also subject to a non-deductible 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

     We believe that we have operated in a manner that allows us to qualify as a REIT under the Code and intend to continue to so operate. Although we believe that we are organized and operate as a REIT, no assurance can be given that we will continue to remain qualified as a REIT. Qualification as a REIT involves the application of technical and complex provisions of the Code for which there are limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification.

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

     In order to qualify as a REIT, an entity generally must distribute to its shareholders, each taxable year, at least 90% of its taxable income, other than any net capital gain and excluding the non-distributed taxable income of taxable REIT subsidiaries. As a result, our shareholders receive periodic distributions from us. Such distributions are taxable as ordinary income to the extent that they are made out of current or accumulated earnings and profits. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, the REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

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

     Our taxable REIT subsidiaries are PMCIC, First Western and PMC Funding Corp. PMC Funding Corp. holds assets on our behalf. Our taxable REIT subsidiaries are subject to normal corporate income taxes. We will monitor at all times the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 20% of the value of our total assets (including our taxable REIT subsidiary stock and securities). In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

We operate in a highly regulated environment.

     Changes in the laws or regulations governing REITs may significantly affect our business. As a company whose common shares are publicly traded, we are subject to the rules and regulations of the Securities and Exchange Commission. In addition, we are regulated by the SBA. Changes in laws that govern our entities may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or results of operations.

     At any time, U.S. Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect us. The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced maximum tax rate generally does not apply to ordinary REIT dividends, which continue to be subject to tax at the higher tax rates applicable to ordinary income (a maximum rate of 35%). However, the 15% maximum tax rate does apply to certain REIT distributions. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and may adversely affect the market price of our common shares.

     To the extent a loan becomes a problem loan, we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as various guidelines imposed by mortgage investors.

     In conjunction with the operations of our assets acquired in liquidation, we are subject to numerous Federal, state and local laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons.

     Under various Federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be considered liable for the costs of remediating or removing hazardous substances found on its property, regardless of whether or not the property owner or operator was responsible for its presence. Such liability may be imposed by the Environmental Protection Agency or any state or local government authority regardless of fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and the liability under some environmental laws related to contaminated sites can be imposed retroactively, may be on a joint and several basis and could be material to our financial statements or results of operations.

We are subject to the Americans with Disabilities Act.

     The Americans with Disabilities Act of 1990 (“ADA”) requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants. Although we believe that the properties that we own or finance are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Pursuant to the Master Lease Agreement relating to the Hotel Properties, costs and fines associated with the ADA are the responsibility of the tenant. However, a substantial expense may affect the borrowers’ or tenants’ ability to pay their obligations, and consequently, our cash flow and the amounts available for distributions to shareholders may be adversely affected.

EMPLOYEES

     We employed 43 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2004. In addition, we have employment agreements with the majority of our executive officers. Annual base salary during the terms of the contracts does not exceed $350,000 for any one individual. Our operations are conducted from our Dallas, Texas office. Management believes the relationship with its employees is good.

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

     Our net income primarily depends on our ability to originate loans at favorable spreads over our borrowing costs. In originating loans we compete with other specialty commercial lenders, banks, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient mortgage loans at favorable spreads over our borrowing costs, which would harm our results of operations and consequently, our ability to continue paying dividends at current levels.

     In conjunction with our variable-rate loan product, we believe we compete effectively on the basis of interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. In addition, the variety and flexibility of our variable-rate lending programs enhances our ability to react to current market conditions.

     While we have originated fixed-rate loans, we do not expect to originate a significant amount of additional fixed-rate loans in the near future since our sources of funds are primarily variable-rate and due to competitors with a lower cost of funds.

CUSTOMERS

     In relation to our lending division, we are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

     Our property division is currently dependent upon Arlington to operate the Hotel Properties. Lease income from Arlington represents 100% of the revenue in this segment. The loss of Arlington as operator of our properties could have a material adverse effect on us. As a REIT, we would be required to find another operator for our Hotel Properties and lease payments could be substantially less than we currently receive. Until such time as a new lease could be entered into, we would incur holding costs, legal fees and costs to re-franchise the properties.

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

     At December 31, 2004, we owned 19 Hotel Properties. The Hotel Properties are leased to a wholly-owned subsidiary of Arlington pursuant to individual property leases, as amended, which are subject to the terms of a Master Lease Agreement. The Master Lease Agreement and the underlying individual property leases, as amended, expire in June 2008, but each can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. If fully extended, the term of the Master Lease Agreement would continue until September 2020. Arlington guarantees the payment of the rent due under the terms of the Master Lease Agreement and the amended individual property leases. If Arlington defaults under the Master Lease Agreement, we have the right to, among other things, terminate the Master Lease Agreement and litigate to receive damages pursuant to the guarantee as a result of the default. Lease income represented approximately 22% of our total revenues during 2004. See “Property Ownership.”

     The following table describes the location, number of rooms, year built and annual current base rent for 2005 relating to our Hotel Properties:

		Number of		Annual
		Rooms in	Year	Base
City	State	Hotel	Built	Rent (1)
Eagles Landing (2)	Georgia	60	1995	$195,500
Rochelle	Illinois	61	1997	204,000
Macomb	Illinois	60	1995	221,000
Sycamore	Illinois	60	1996	221,000
Plainfield	Indiana	60	1992	204,000
Mt. Pleasant	Iowa	63	1997	187,000
Storm Lake	Iowa	61	1997	178,500
Coopersville	Michigan	60	1996	204,000
Grand Rapids North	Michigan	60	1995	229,500
Grand Rapids South	Michigan	61	1997	229,500
Monroe	Michigan	63	1997	212,500
Tupelo	Mississippi	61	1997	195,500
Ashland	Ohio	62	1996	255,000
Marysville	Ohio	79	1990	272,000
Wooster East	Ohio	58	1994	170,000
Wooster North	Ohio	60	1995	170,000
Jackson	Tennessee	61	1998	212,500
McKinney	Texas	61	1997	212,500
Mosinee	Wisconsin	53	1993	144,500

		1,164		$3,918,500

(1)	Assumes current base rent remains at 8.5% during 2005. If property sales do not occur in accordance with the Master Lease Agreement, base rent would increase to approximately 10.5%.
(2)	Represents our real estate investment held for sale at December 31, 2004.

Item 3. LEGAL PROCEEDINGS

     In the normal course of business, including our assets acquired in liquidation and the QSPEs, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

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

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share
December 31, 2004	$15.98	$14.40	$0.340	—
September 30, 2004	$15.44	$14.00	$0.340	—
June 30, 2004	$15.55	$13.03	$0.340	—
March 31, 2004	$17.20	$14.77	$0.380	—

December 31, 2003	$15.94	$13.53	$0.380	—
September 30, 2003	$14.09	$13.00	$0.380	—
June 30, 2003	$14.45	$11.25	$0.380	—
March 31, 2003	$13.59	$12.44	$0.400	—

December 31, 2002	$13.67	$11.25	$0.400	$0.020
September 30, 2002	$15.10	$12.80	$0.400	—
June 30, 2002	$15.50	$14.05	$0.400	—
March 31, 2002	$14.75	$12.85	$0.400	—

     On March 7, 2005, there were approximately 1380 holders of record of Common Shares and the last reported sales price of the Common Shares was $15.38.

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation, less the collection of percentage rents set aside for future capital expenditures in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.

     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments. Additional information concerning dividends may be found in “Selected Financial Data” in Item 6 and in Item 8.

     See Item 12 for information regarding our equity compensation plans.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2004. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2004 (1)	2003	2002	2001	2000
	(In thousands, except per share information)
Total revenues	$25,359	$14,081	$15,247	$15,628	$18,297
Income from continuing operations	$12,253	$6,521	$7,903	$7,685	$7,011
Discontinued operations (2)	$935	$942	$1,471	$967	$933
Gain on sale of loans receivable	$—	$711	$562	$1,433	$1,117
Gain on sale of real estate investments (2)	$—	$—	$—	$1,350	$304
Extraordinary item: negative goodwill	$11,593	$—	$—	$—	$—
Net income	$24,781	$8,174	$9,936	$11,435	$9,365

Basic weighted average common shares outstanding	10,134	6,448	6,444	6,431	6,520
Basic and diluted earnings per common share:
Income from continuing operations and gain on sale of loans receivable and real estate investments (2)	$1.21	$1.12	$1.31	$1.63	$1.29
Extraordinary item: negative goodwill	$1.14	$—	$—	$—	$—
Net income	$2.44	$1.27	$1.54	$1.78	$1.44
Dividends declared, common	$14,140	$9,932	$10,440	$9,789	$11,367
Dividends per common share	$1.40	$1.54	$1.62	$1.52	$1.75

	At December 31,
	2004 (1)	2003	2002	2001	2000
	(In thousands)
Loans receivable, net	$128,234	$50,534	$71,992	$78,486	$65,645
Real estate investments, net	$36,223	$41,205	$44,928	$52,718	$65,674
Real estate investments, held for sale, net	$1,859	$2,134	$1,877	$—	$—
Retained Interests	$70,523	$30,798	$23,532	$17,766	$11,203
Total assets	$253,840	$131,736	$149,698	$156,347	$151,399
Revolving credit facility	$14,600	$—	$7,300	$8,700	$—
Redeemable preferred stock of subsidiary	$3,488	$—	$—	$—	$—
Notes and debentures payable	$60,749	$33,380	$41,191	$48,370	$53,235
Beneficiaries’ equity	$161,304	$92,091	$93,929	$92,771	$89,785
Total liabilities and beneficiaries’ equity	$253,840	$131,736	$149,698	$156,347	$151,399

(1)	On February 29, 2004, we merged with PMC Capital. Primarily as a result of the merger, total beneficiaries’ equity and total assets increased. The merger also resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed. Overhead, previously paid by PMC Capital, is now our responsibility.
(2)	Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, gains and losses on property sales are classified within discontinued operations subsequent to the adoption. In addition, the operations of our Hotel Properties either sold during 2002, 2003 or 2004 or held for sale at December 31, 2004 have been reflected as discontinued operations in our accompanying statements of income and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during all periods presented above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.

BUSINESS

     Our mission is to derive income primarily from the origination of collateralized loans and from ownership in income producing real estate. Through conservative underwriting and exceptional service, we strive to provide our shareholders with the highest dividend, consistent with the focus on preservation of investment capital. We are committed to remain one of the nation’s leading lenders to the limited service hospitality industry.

     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. We then sell certain of our loans receivable through privately-placed structured loan sale transactions. Historically, we have retained residual interests in all loans receivable sold through our subordinate financial interest in the related qualifying special purpose entities (“QSPEs”).

     Our revenues include the following:

•	Interest earned on loans receivable including the effect of commitment fees collected at the inception of the loan;
•	Lease income on our Hotel Properties;
•	Income on our Retained Interests;
•	Interest earned on temporary (short-term) investments; and
•	Other related loan fees, including late fees, prepayment fees and construction monitoring fees.

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

RECENT DEVELOPMENTS

Conduit Warehouse Facility

     On February 7, 2005, we entered into a $100.0 million conduit warehouse facility (the “Conduit Facility”) with a concurrent reduction in our revolving credit facility from $40.0 million at December 31, 2004 to $20.0 million. In conjunction with the Conduit Facility, we created a new subsidiary, PMC Conduit, L.P., which will hold the assets and liabilities of the Conduit Facility.

     The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold and/or contributed to PMC Conduit, L.P. While PMC Commercial has not guaranteed the repayment of the Conduit Facility, PMC Commercial must repurchase the loans securing the Conduit Facility if certain of the representations and warranties made by PMC Commercial in connection with the Conduit Facility are breached. Approximately $24.4 million of our loans were contributed to PMC Conduit, L.P. who immediately advanced $15.0 million under the Conduit Facility which was used to repay a portion of the balance outstanding on our revolving credit facility at February 7, 2005. Interest payments on the advances are payable by PMC Conduit, L.P., on a monthly basis, and PMC Conduit L.P.’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. We anticipate that future advances under the Conduit Facility will be used to further invest in loans. The Conduit Facility allows for advances based on the amount of eligible collateral contributed to the Conduit Facility and has several financial covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. The ability to make advances under the Conduit Facility expires February 6, 2008.

     The Conduit Facility is a short-term capital source that is an intermediary to our long-term source of capital which is currently the securitization of our loan portfolio. The Conduit Facility should allow us to build a larger pool of loans which will then be sold as part of a securitization.

Junior Subordinated Debt

     On March 15, 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 15, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt. The Preferred Trust issued shares of its preferred beneficial interest (the “Preferred Securities”) to an unaffiliated party in exchange for approximately $26.3 million and issued shares of common beneficial interest to PMC Commercial for $820,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (approximately 6.25% as of March 15, 2005) and generally may not be redeemed prior to March 15, 2010. After payment of costs associated with the issuance of approximately $800,000, the proceeds from the sale of the Preferred Securities were approximately $25.5 million. The net proceeds were used to prepay, without penalty, the $20 million of uncollateralized notes payable and the remainder was used to repay a portion of the outstanding balance on our Conduit Facility.

CURRENT OPERATING OVERVIEW AND ECONOMIC FACTORS

     The following provides a summary of our current operating overview and significant economic factors that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans, the operations of our properties and/or the performance of the QSPEs.

General

     We completed the merger with PMC Capital on February 29, 2004. Primarily as a result of the merger, beneficiaries’ equity increased from approximately $92.1 million at December 31, 2003 to approximately $161.3 million at December 31, 2004, and total assets increased from approximately $131.7 million at December 31, 2003 to approximately $253.8 million at December 31, 2004. We believe that the merger has provided, and will continue to provide, more stability in income available for distribution through the larger, more diversified asset base. The merger resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed and overhead of the combined larger entity is now our responsibility. Our overhead also increased due to costs associated with the Sarbanes-Oxley Act of 2002 (the “Act”). We incurred consulting fees and costs related to external consultants and our external auditors’ performance of procedures relating to the Act. These costs are significant, totaling approximately $400,000 during 2004. Significant costs related to the Act are expected to continue in future periods.

     The increased equity provided by the merger has assisted us in restructuring our leverage. In addition to the $100.0 million Conduit Facility, which provided us with increased availability of funds, we completed the issuance of the Junior Subordinated Notes.

Lending Division

     Loans originated during 2004 were $53.7 million which is greater than the $31.3 million of loans we originated during 2003. On a pro forma basis with PMC Capital, loans originated would have been $68.1 million during 2003. We currently anticipate loan originations to be between $60 million and $80 million during 2005. Several key concerns have caused us to re-evaluate our estimates of loan originations as detailed below:

•	our inability to originate fixed-rate loans at the same time that the market for variable-rate loans is decreasing;
•	borrowers looking to fix their cost of capital in anticipation of rising interest rates;
•	uncertainty as to the cost of funds we will pay when we securitize our loans; and
•	local banks, with a substantially lower cost of capital than us, lending to operators in the limited hospitality industry.

     In order to effectively compete for variable-rate loans, we are currently reducing the interest rate spreads that we historically charged by approximately 25 basis points. We believe that the spread reduction will still provide us with appropriate rewards for the risk related to the types of loans that we are originating but such loans will not be as profitable as in prior years.

     At December 31, 2004 and 2003, our outstanding commitments to fund new loans were approximately $30.3 million and $7.7 million, respectively. Our pipeline has increased but not to the level we had at December 31, 2002 of approximately $40.9 million. However, we have seen an increase in activity as the economic expansion gains traction and our renewed marketing efforts gain momentum.

     Prior to 2003, we had primarily been a fixed-rate lender. During 2002, with interest rates falling and short-term rates at historical lows, borrowers were looking to take advantage of the market by either entering into “mini-perm” fixed-rate loans with banks or variable-rate loans. We could not effectively compete with the low fixed interest rates offered through the “mini-perm” products of the banks due to the relatively higher cost of our capital. Therefore, we introduced a variable-rate loan product based on LIBOR. With the continued low interest rate environment in 2003 and 2004, we became solely dependent on variable-rate loans.

     Now that the market is changing so that borrowers are looking for fixed-rate loans, we are still constrained by the local bank competition that offers a five-year fixed-rate loan whose rate is well below the interest rate of the long-term interest rate that we can offer. Historically, the rate for our fixed-rate product needed to be around 4%

over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 4.3%, the rate we needed to obtain is approximately 8.3% for a quality loan with a 20-year amortization and maturity. The local banks offer a five-year maturity, 20-year amortization loan at approximately 3% over 5-year treasuries (currently approximately 4.0%) which provides for an interest rate of approximately 7.0%. Management believes that the difference between the bank’s rate and ours is causing borrowers to take on the refinancing risk that rates won’t rise by more than 1.3% in the next five years and they are therefore taking the “mini-perm” bank loan.

     Even if we were to originate fixed-rate loans, the securitization market cost of funds may cause us to have a lower spread than we historically have achieved on our fixed-rate securitizations. In addition, during the period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, our spreads would narrow. Therefore, until interest rate markets and competition revert back to conditions in 2002 and prior, we expect continued strong competition and therefore limited originations of fixed-rate loans.

     Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). A significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. Over the past few years the spread has been reduced causing decreased income from continuing operations (excluding the increase from loans acquired in the merger) and there can be no assurance that it will not continue to decrease. We believe that our LIBOR-based loan program allows us to compete more effectively with variable-rate products of our competitors, provides us with a more attractive securitization product and provides us with a net interest spread that is less susceptible to interest rate fluctuations than our fixed-rate loan programs.

     Most of our loans are to borrowers operating properties in the limited service sector of the hospitality industry. The limited service sector of the hospitality industry, as a subset of the hospitality industry, does not always react to economic conditions in the same manner as the rest of the hospitality industry. Economic conditions that impact the limited service sector of the hospitality industry and, to a lesser degree, the hospitality industry in general, have a significant impact on our loans to, and investments in, hospitality properties, and our future lending operations.

Property Division

     We own 19 limited service hospitality properties. As a REIT, we cannot operate these properties. As a result, we are dependent upon Arlington to operate and manage our Hotel Properties. Arlington’s operating results, including the operations of our Hotel Properties, are subject to a variety of risks which could affect Arlington’s ability to generate sufficient cash flow to support the payment obligations under the amended master lease agreement (the “Master Lease Agreement”). In the event Arlington defaults on the Master Lease Agreement, there is no assurance that we would be able to find a new operator for our hotel properties, negotiate to receive the same amount of lease income or collect on the guarantee of Arlington. In addition, in the event Arlington defaults, we may incur costs, including holding costs, legal fees and costs to re-franchise the properties.

     Effective October 1, 2004, the Master Lease Agreement with Arlington provides incentive for, among other things, the disposition of all Hotel Properties prior to October 1, 2008. Also, the current base rent was reduced through September 30, 2006 from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $46.1 million) is the value attributed to each Hotel Property at the inception of the lease agreement for purposes of determining the lease payment. The continuation of the reduced base rent will continue unless, on a cumulative basis, at least five of the Hotel Properties are not sold over each of the next four years.

     While current payments for rent have been reduced, these rent payment reductions will cease and increased rent payments will occur if Arlington does not either purchase from us, or have a third party purchase from us, the Hotel Properties at their Stated Value. The aggregate Stated Value of the properties of $46.1 million is greater than our book value of $38.1 million. In addition, based on discussions with Arlington and real estate brokers in the markets in which our Hotel Properties are located, the market value of the Hotel Properties in aggregate approximates the aggregate book value of the Hotel Properties. As a result, Arlington must provide additional rent over the remaining term of the lease either in shortfall notes at the time of a sale or through increased monthly rent payments. In the event the conditions as stipulated in the Master Lease Agreement are not met, the Master Lease Agreement provides for an increase in base rent to the prior contractual rate (approximately 10.5% of the Stated Value) or 15% of the Stated Value depending on the type of default. Commencing October 1, 2004, we are recognizing straight-line rent based on the estimated future cash flows from Arlington over the remaining term of the Master Lease Agreement.

     In addition, as a result of the lease amendment:

•	When a Hotel Property is classified as held for sale, we will incur impairment losses if the price to be paid by the third party purchaser is less than the net book value of the Hotel Property, as adjusted for selling and other costs;
•	If a Hotel Property is sold below the Stated Value, Arlington will compensate us for the shortfall by entering into a promissory note with us. The value of the note receivable from Arlington will be recorded as an asset and a corresponding deferred liability (the “Rent Deferral”);
•	If the aggregate shortfall exceeds $4.0 million, Arlington is immediately required to pay the excess. Any sales proceeds received in excess of the Stated Value of the Hotel Property sold will be applied against any shortfall. To the extent there is no remaining shortfall, any excess will be allocated to reduce the Stated Value on remaining Hotel Properties to be sold and will further reduce Arlington’s lease obligation;
•	Under the lease amendment, a fee is due from Arlington from each property sale equal to approximately 25% of the trailing twelve-month revenues for the Hotel Property sold. If principal payments are made on the shortfall note receivable such that the face amount of the note receivable is less than the Rent Deferral for that Hotel Property, lease income will be recorded; and
•	Once the final amount of rent due from Arlington has been determined, which will occur no later than upon the sale of the last Hotel Property, the Rent Deferral would be recognized as income.

     Effective October 1, 2004, we estimated that our cash received for rent (assuming no properties were sold) would be reduced, on an annual basis, by approximately $1.0 million. Our lease payments will be further reduced as a result of property sales; however, we would earn income on any investments which we acquire with the proceeds from the property sale and/or repayment of any shortfall notes.

     To the extent we approve sales of our Hotel Properties, certain of our Hotel Properties could be deemed impaired and impairment losses that result, if any, could be material. Our Hotel Properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the property may not be recoverable, but in no event less than on a quarterly basis. To the extent Hotel Properties are sold, we will receive the net proceeds, after payment of any mortgage debt related to individual properties (currently we have mortgage debt of approximately $14.2 million on eleven of the properties).

Lodging Industry

     The prevailing lodging industry perception for 2005 is more optimistic than 2004. Lodging demand in the United States appears to correlate to changes in U.S. GDP growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year and the positive projections for the remainder of 2005, an improvement in 2005 and 2006 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Industry analysts with PricewaterhouseCoopers LLP have published reports that predict the industry’s results will improve in 2005 and 2006.

     In 2004, occupancy increased slightly for the overall hospitality industry and average room rates showed a slight decline based on published industry statistics. We anticipate that lodging demand will increase in 2005 and 2006 as the lodging industry follows the economy. We believe improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed-rate and “mini-perm” loans. We anticipate an improvement in volume but continued net interest spread pressure.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways.

PORTFOLIO INFORMATION

Lending Activities

General

     Our lending activities consist primarily of originating loans to borrowers who operate in the hospitality industry. Our net loans receivable were $128.2 million and $50.5 million at December 31, 2004 and 2003, respectively. During 2004 and 2003, we originated loans totaling $53.7 million and $31.3 million and received principal repayments of $31.0 million (of which approximately $13.7 million represented prepayments and $5.3 million represented balloon maturities or repayments of SBA 504 program loans) and $7.6 million (of which approximately $2.6 million represented prepayments and $2.4 million represented balloon maturities), respectively. Loans originated and principal payments during 2004 of $53.7 million and $31.0 million, respectively, include SBA 7(a) guaranteed loans originated of $6.6 million and proceeds from the sale of SBA 7(a) guaranteed loans of $6.2 million.

     When originating a loan, we charge a commitment fee. During 2004 and 2003, we collected commitment fees of $379,000 and $110,000, respectively. The increase during 2004 is primarily due to the merger. Commitment fees are collected when the prospective borrower accepts our proposed terms and are deferred and recognized as an adjustment of yield over the life of the related loan receivable.

     At December 31, 2004, approximately $100.1 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program) with a weighted average interest rate of approximately 6.4%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5% and the spread we charge over the prime rate generally ranges from 1.75% to 2.75%. The LIBOR rate used in determining interest rates during the first quarter of 2005 (set on January 1, 2005) was 2.56%. The prime rate used in determining interest rates to be charged to our borrowers during the first quarter of 2005 (set on January 1, 2005) was 5.25%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at December 31, 2004, approximately $28.1 million of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.7%. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Activity

     Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment. We believe that we will continue to see prepayment activity at these higher levels in 2005. Many of our prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

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

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments and for prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

     Prepayments of loans receivable of the QSPEs will also have an impact on our financial condition and results of operations. Prepayments of Sold Loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of Sold Loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect.

     First Western, our SBA guaranteed lending company, sells the guaranteed portion of most of its originated loans through private placements. These sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consist only of the spread between the interest First Western collects from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests.

Impaired Loans

     Our policy with respect to loans receivable which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income. To the extent a loan becomes a Problem Loan (as defined below), we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.

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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows:

	At December 31,
	2004 (1)	2003
	(Dollars in thousands)
Problem Loans:
Loans receivable	$3,711	$1,748
Sold loans of QSPEs	3,150	1,357

	$6,861	$3,105

Special Mention Loans:
Loans receivable	$1,376	$249
Sold loans of QSPEs	—	—

	$1,376	$249

Percentage Problem Loans:
Loans receivable	2.9%	3.4%
Sold loans of QSPEs	1.1%	0.9%

Percentage Special Mention Loans:
Loans receivable	1.1%	0.5%
Sold loans of QSPEs	—	—

(1)	Secondary Market Sales are excluded from sold loans of QSPEs as the SBA has guaranteed payment of principal on these loans.

     Our provision for loan losses (excluding reductions of loan losses during 2004) as a percentage of our weighted average outstanding loans receivable was 0.42% and 0.40% during 2004 and 2003, respectively. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment of all principal on the loan. We recorded loan loss reserves of $422,000 during 2004 primarily related to two limited service hospitality properties on which significant doubt exists as to the ultimate realization of the loan.

     At December 31, 2004 and 2003, we had reserves in the amount of $164,000 and $675,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our aggregate Impaired Loans increased from $3.4 million at December 31, 2003 to $8.2 million at December 31, 2004 primarily as a result of our larger portfolio including the loans acquired in connection with the merger and the change in our underwriting. As a result of the merger, we acquired, and are originating loans which can be considered riskier (i.e., higher loan-to-value ratio) than PMC Commercial originated prior to the merger.

Retained Interests

     At December 31, 2004 and 2003, the estimated fair value of our Retained Interests was $70.5 million and $30.8 million, respectively. We acquired Retained Interests with an estimated value of $43.6 million in connection with the merger. This estimated value became our cost through purchase accounting. Retained Interests represents the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (i) the retention of a portion of each of the Sold Loans (the “required overcollateralization”), (ii) contractually required cash balances owned by the QSPE (the “reserve fund”) and (iii) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

     The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the QSPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at December 31, 2004 and 2003 was approximately $5.1 million and $3.6 million, respectively. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (i) the value of any of the components of our Retained Interests is below the cost and (ii) the estimated cash flow from the particular component has been reduced, realized losses would result. Once realized losses occur, we recognize subsequent appreciation of our Retained Interests as income over the estimated remaining life of the Retained Interests through a higher effective yield.

Assets Acquired in Liquidation

     We have not historically had a significant amount of assets acquired in liquidation. However, we anticipate that we will acquire assets through liquidation of the collateral underlying certain of our Problem Loans over the next twelve to eighteen months. Currently, we have $6.9 million in aggregate Problem Loans, including $3.2 million of Problem Loans of the QSPEs which may be repurchased by us if they become “charged-off” loans per the transaction documents.

     With regard to properties acquired through foreclosure, deferred maintenance issues may have to be addressed as part of the operation of the property or it may not be economically justifiable to operate the property prior to its sale. To the extent keeping the property in operation is deemed to assist in attaining a higher value upon sale, we will take steps to do so including hiring third party management companies to operate the property.

     In connection with the sale of our assets acquired in liquidation to third parties, we may finance a portion of the purchase price of the property. These loans will typically bear market rates of interest. While these loans are evaluated using the same methodology as our loans receivable, certain lending criteria may not be able to be achieved.

Property Ownership Data

     Our Hotel Properties are operated by Arlington pursuant to our Master Lease Agreement.

     The following table summarizes statistical data regarding the underlying operations of our 19 Hotel Properties (1):

	Years Ended December 31,
	2004	2003	2002
Occupancy	56.37%	57.54%	58.83%
ADR (2)	$54.67	$54.61	$55.62
RevPAR (3)	$30.82	$31.42	$32.72
Room revenue	$13,065,542	$13,282,772	$13,846,484
Rooms rented	238,985	243,214	248,964
Rooms available	423,971	422,698	423,202

(1)	Arlington has provided all data (only includes properties owned as of December 31, 2004).
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the Hotel Properties is from lease payments and the recording of straight-line rent adjustments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     A summary of financial information for the lessee of our properties, Arlington, (which has been derived from their latest available public filings as of our filing date) as of September 30, 2004 and December 31, 2003, and for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002 is as follows:

ARLINGTON HOSPITALITY, INC.

	September 30,	December 31,
	2004	2003
	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$59,403	$81,629
Cash and short term investments	3,304	3,624
Total assets	76,436	99,713
Total liabilities	66,466	87,926
Shareholder’s equity	9,970	11,787

	Nine months ended September 30,		Years ended December 31,
	2004	2003	2003	2002
	(In thousands)
INCOME STATEMENT DATA:
Total revenue	$50,374	$56,094	$72,517	$68,172
Operating income (loss)	757	(314)	(2,449)	2,921
Net loss	(2,047)	(3,759)	(5,619)	(1,710)

     Arlington is a public entity that files periodic reports with the SEC. Additional information about Arlington, including December 31, 2004 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

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

     At December 31, 2004 and 2003, we had reserves in the amount of $164,000 and $675,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses during 2004) as a percentage of our weighted average outstanding loans receivable was 0.42% and 0.40% during 2004 and 2003, respectively. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment of all principal on the loan. We recorded loan loss reserves of $422,000 during 2004 primarily related to two limited service hospitality properties on which significant doubt exists as to the ultimate realization of the loan. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

Valuation of Retained Interests

     Due to the limited number of entities that conduct structured loan sale transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, our estimate of fair value may vary significantly from what a willing buyer would pay for these assets.

     The valuation of our Retained Interests is our most volatile critical accounting estimate because the valuation is dependent upon estimates of future cash flows that are dependent upon the performance of the underlying loans receivable and estimates of discount rates. Prepayments or losses in excess of estimates will cause unrealized depreciation and ultimately realized losses. The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the QSPEs. The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses either occur quicker, or in amounts greater than expected, the fair value of the Retained Interests will decline and total income in future periods would be reduced. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. If prepayments occur slower than anticipated, or future loan losses are either slower than or less than expected, cash flows would exceed estimated amounts, the estimated fair value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. These assumptions are updated on a quarterly basis. Over the past three years, there has been no significant change in the methodology employed in valuing these assets. The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream. Purchasers of these types of investments may utilize different discount rates in determining the fair value of the estimated future cash flows.

     As a result of the merger, we acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”). The remaining subordinate interests of the Joint Ventures were 32% of the 2000 Joint Venture, 58% of the 2001 Joint Venture, 61% of the 2002 Joint Venture and 56% of the 2003 Joint Venture . We previously owned the remaining subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”).

     Significant estimates related to the Originated Structured Loan Sale Transactions were as follows at December 31, 2004:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates
2000 Joint Venture	11.00%	3.54%	6.5% to 11.2%
2001 Joint Venture	10.75%	2.74%	6.5% to 11.2%
2002 Joint Venture	10.75%	3.82%	6.5% to 11.2%
2003 Joint Venture	11.00%	3.73%	7.7% to 11.2%

(1)	Based on the actual performance of the loan pool, adjusted for anticipated principal prepayments considering other similar loans.
(2)	Represents aggregate estimated future losses as a percentage of the principal outstanding of the underlying loans receivable as of December 31, 2004 based upon per annum losses that ranged from 0.0% to 2.2%. To the extent loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during the year ending December 31, 2005. No losses are assumed for the year ending December 31, 2005 for those structured loan sale transactions with no current potential Impaired Loans.

     Significant estimates related to our Acquired Structured Loan Sale Transactions and First Western 1997 were as follows at December 31, 2004:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates
Secondary Market (3)	20.0%	—	11.20%
First Western 1997	30.0%	0.02%	4.0% to 11.2%
1998 Partnership	12.0%	3.35%	6.4% to 11.2%
1999 Partnership	15.0%	2.54%	6.5% to 11.2%
2000 Joint Venture	15.0%	3.33%	6.9% to 11.6%
2001 Joint Venture	11.0%	2.88%	6.8% to 11.5%
2002 Joint Venture	11.0%	5.82%	6.8% to 11.5%
2003 Joint Venture	11.0%	3.52%	7.7% to 11.2%

(1)	Based on the actual performance of the loan pool, adjusted for anticipated principal prepayments considering other similar loans.
(2)	Represents aggregate estimated future losses as a percentage of the principal outstanding of the underlying loans receivable as of December 31, 2004 based upon per annum losses that ranged from 0.0% to 2.4%. To the extent loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during the year ending December 31, 2005. No losses are assumed for the year ending December 31, 2005 for those structured loan sale transactions with no current potential Impaired Loans.
(3)	There are no losses assumed on Secondary Market Sales as the SBA has guaranteed payment of principal on these loans.

     At December 31, 2004, we have identified two sold loans ($3.2 million) that we consider Problem Loans. If we had to liquidate these loans, the losses could exceed estimates and the estimated fair value of our Retained Interests would decline.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2004 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$66,766	($3,757)
Losses increase by 100 basis points per annum (2)	$63,099	($7,424)
Rate of prepayment increases by 5% per annum (3)	$69,235	($1,288)
Rate of prepayment increases by 10% per annum (3)	$68,261	($2,262)
Discount rates increase by 100 basis points	$67,761	($2,762)
Discount rates increase by 200 basis points	$65,159	($5,364)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in value may not be linear. The effect of a variation in a particular assumption on the estimated fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

Valuation of Real Estate Investments

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) our Hotel Properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     We consider each individual Hotel Property to be an identifiable component of our business. In accordance with SFAS No. 144, we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. We consider a Hotel Property as “held for sale” once we have (i) executed a contract for sale, (ii) allowed the potential buyer to substantially complete their due diligence review and (iii) received a substantial non-refundable deposit. In addition, the determination of “held for sale” status is assessed based on all facts and circumstances, including management’s intent and ability to eliminate the cash flows of the property from the Company’s operations and management’s intent and ability not to have significant continuing involvement in the operations of the property.

     We discontinue depreciation on Hotel Properties if they are classified as “held for sale.” Upon designation of a Hotel Property as “held for sale,” we compare the carrying value of the Hotel Property to its estimated fair value, less costs to sell. We will reclassify the Hotel Property to real estate investment held for sale in our consolidated balance sheet at the lesser of its carrying value or its estimated fair value, less costs to sell. Any adjustment to the carrying value of a Hotel Property classified as “held for sale” is reflected in discontinued operations in our consolidated statements of income. In addition, the operating results of those properties classified as “held for sale” or that have been sold are included in discontinued operations.

     For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the property. If the recoverability test is not met, estimated fair value is determined by comparing the carrying value of the property to its future undiscounted cash flows using a risk-adjusted discount rate. Future cash flows are based on estimated future rent payments to be received on the Hotel Properties.

Revenue Recognition Policies

Interest Income

     Interest income includes interest earned on loans and our short-term investments and includes the amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest generally suspended when the related loan becomes a non-accrual loan. A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (i) it is past due as to payment of principal or interest for a period of more than 60 days, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

     When originating a loan receivable, we charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the interest method.

     For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase. These discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the interest method.

     For loans originated under the SBA 7(a) Loan Program, when we sell the SBA guaranteed portion of the loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income. The Retained Loan Discount is amortized to interest income over the life of the underlying loan using the interest method unless the underlying loan receivable is prepaid or sold.

Income from Retained Interests

     The income from our Retained Interests represents the accretion (recognized using the interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.

Lease Income

     Lease income consists of base and percentage rents on our properties and straight-line rental income adjustments. We record the payments remaining to be paid on the Master Lease Agreement by Arlington to us on a straight-line basis. We receive a fixed percentage of the monthly room revenue of our leased properties which is reported as income when earned.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Overview

     Income from continuing operations increased by $5,732,000 (88%), to $12,253,000 during 2004 from $6,521,000 during 2003, primarily as a result of the merger. Earnings per share from continuing operations and gain on sales of loans receivable also increased $0.09 (8%), to $1.21 per share during 2004 from $1.12 per share during 2003. Primarily as a result of the merger, net income increased by $16,607,000, to $24,781,000 during 2004 from $8,174,000 during 2003. Earnings per share increased $1.17, to $2.44 per share during 2004 from $1.27 per share during 2003. Net income during 2004 includes an extraordinary gain from negative goodwill of $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital on February 29, 2004.

     The increase in income from continuing operations is primarily due to the merger with PMC Capital. As a result of the merger, our assets under management increased resulting in both increased revenues and expenses. Our revenue increases were primarily from (i) our Retained Interests (approximately $5.8 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and the completion in October 2003 of our 2003 structured loan sale transaction, (ii) increased interest income (approximately $2.4 million) due primarily to an increase in our weighted average loans receivable outstanding due to the acquisition of $55.1 million of loans in the merger and (iii) increased other income (approximately $2.1 million) due primarily to increased prepayments resulting in greater prepayment fee income and servicing fees earned subsequent to the merger with PMC Capital.

     Our expense increases were (i) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $3.4 million (upon merger with PMC Capital, we became a self-managed REIT), (ii) increased interest expense of approximately $1.3 million due to liabilities assumed in the merger with PMC Capital and (iii) realized losses from Retained Interests of approximately $1.2 million primarily due to a reduction in expected future cash flows due to increased anticipated and actual prepayments and anticipated losses on our acquired Retained Interests.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income increased by $2,386,000 (41%), to $8,162,000 during 2004 from $5,776,000 during 2003. Interest income consisted of the following:

	Years Ended
	December 31,
	2004	2003	Increase
	(In thousands)
Interest income – loans	$7,588	$5,625	$1,963
Accretion of loan fees and discounts	290	124	166
Interest income — idle funds	284	27	257

	$8,162	$5,776	$2,386

     The increase in interest income – loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $23.1 million (30%) to $100.8 million during 2004 from $77.7 million during 2003 primarily as a result of the merger partially offset by a decrease in the weighted average interest rate on our loans receivable from 8.1% at December 31, 2003 to 7.1% at December 31, 2004. In addition, we accreted purchase discounts and received cash payments on certain of our Non-Accrual Loans during 2004. Our idle funds interest income increased due to cash equivalents of our SBICs, acquired in the merger, which are required to be used for future operating commitments of these SBICs.

     Lease income increased $436,000 (9%), to $5,460,000 during 2004 compared to $5,024,000 during 2003. Lease income consists of the following: (i) base rent, (ii) percentage rent and (iii) straight-line rent adjustments. In accordance with the terms of the Master Lease Agreement, we record lease income on a straight-line basis based on all remaining payments due from Arlington over the term of the Master Lease Agreement. Base rent is currently equal to 8.5% of the Stated Value ($46.1 million) for the Hotel Properties. Base rent for our 18 Hotel Properties included in continuing operations was approximately $4.4 million during 2004. Base rent for the 18 Hotel Properties was reduced by approximately $220,000 during 2004 as a result of the lease amendment. In addition to our base rent, we receive percentage rent equal to 4% of the gross room revenues of our Hotel Properties. The Master Lease Agreement provides for rent increases to approximately 10.5% and ultimately 15% unless, on a cumulative basis, at least five of the Hotel Properties are sold over each of the next four years. During the fourth quarter of 2004, we recorded approximately $575,000 of straight-line rent adjustments to lease income for the 18 Hotel Properties included in continuing operations. Assuming no property sales during 2005, we will record a straight-line rent adjustment of approximately $2.1 million; however, base rent would be reduced from approximately $4.4 million to approximately $3.9 million. Our lease payments (base and percentage rent) would be reduced as a result of any additional property sales.

     Income from Retained Interests increased $5,821,000 (198%), to $8,763,000 during 2004 compared to $2,942,000 during 2003. The increase was mainly due to the acquisition of $43.6 million of Retained Interests in the merger and the completion of our 2003 structured loan sale transaction. The weighted average balance of our Retained Interests was $65.9 million during 2004 compared to $24.0 million during 2003. The income generated from the Retained Interests acquired from PMC Capital was $4.2 million during 2004. The income from our Retained Interests consists of the accretion earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, decreased to 11.5% during 2004 from 12.3% during 2003 primarily due to realized losses incurred.

     Other income increased $2,109,000 (622%), to $2,448,000 during 2004 compared to $339,000 during 2003 primarily due to (i) increased prepayment fees and (ii) servicing fees earned subsequent to the merger with PMC Capital. Prepayment fees increased from $108,000 during 2003 to $656,000 during 2004. Prepayment activity has remained at high levels as a result of the continued low interest rate environment. We believe that we will continue to see prepayment activity at these higher levels during 2005. As a result of the merger with PMC Capital, we now earn fees ($1,142,000 during 2004) for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market.

Interest Expense

     Interest expense increased by $1,345,000 (42%), to $4,549,000 during 2004 from $3,204,000 during 2003. Interest expense consisted of the following:

	Years Ended
	December 31,
	2004	2003
	(In thousands)
Structured notes	$880	$1,477
Mortgages on Hotel Properties	1,037	1,123
Uncollateralized notes payable	970	—
Debentures payable	976	—
Revolving credit facility	471	576
Other	215	28

	$4,549	$3,204

     The increase was attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of (i) uncollateralized notes payable with a face value of $35.0 million and a weighted average cost of funds of 3.8% and (ii) debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. During April and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of the uncollateralized notes payable with interest rates of LIBOR plus 1.3% and LIBOR plus 1.4%, respectively. This increase was partially offset by (i) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($7.2 million outstanding at December 31, 2004 compared to $18.7 million outstanding at December 31, 2003) due to prepayments of loans and (ii) a reduction in borrowings under our revolving credit facility ($8.0 million weighted average borrowings outstanding during 2004 compared to $17.3 million weighted average borrowings outstanding during 2003). As a result of the rising short-term interest rate environment, our cost of funds for our variable-rate debt, primarily our revolving credit facility and $10.0 million of our uncollateralized notes payable, has been increasing. In addition, interest expense related to our revolving credit facility increased due to unused fees and the amortization of up-front costs.

Other Expenses

     During 2003 and the first two months of 2004, (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Beginning March 1, 2004, our operating expenses consisted of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs.

Since our assets under management increased, the increase in our general and administrative expenses is greater than our historical advisory fee expense. We estimate that the net increase in overhead as a result of the merger during 2004 was approximately $3.0 million ($3.6 million annualized). This increase does not include increased overhead resulting from any costs incurred from requirements of the Act or costs of new marketing programs.

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits during 2004 increased by $3,394,000 (145%), from $2,333,000 during 2003 to $5,727,000 during 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. In addition, our professional fees, including accounting, legal and consulting services, increased to $880,000 during 2004 from $165,000 during 2003. The increase relates primarily to accounting and consulting fees associated with requirements of the Act and increased accounting and auditing fees resulting from (i) the larger company subsequent to the merger and (ii) tax return compliance and preparation fees. We expect our professional fees to remain at these higher levels during 2005.

     Realized losses on Retained Interests were $1,182,000 during 2004, primarily resulting from a reduction in expected future cash flows due to increased anticipated and actual prepayments and anticipated losses on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (i) the value of any of the components of our Retained Interests is below the cost and (ii) the estimated cash flow from the particular component has been reduced, realized losses will occur. Since our originated Retained Interests were recorded based on the “net realizable value” of the residual interests which established unrealized gains included in our beneficiaries’ equity, realized losses will only be recorded if the unrealized valuation gains are reversed and estimated future cash flows are decreasing. There were no realized losses on our Retained Interests during 2003.

     Our provision for (reduction of) loan losses, net, was ($253,000) during 2004 and $310,000 during 2003. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment of all principal on the loan. We recorded loan loss reserves of $422,000 during 2004 primarily related to two limited service hospitality properties on which significant doubt exists as to the ultimate realization of the loans. During 2003, we increased reserves on the loan which paid off during 2004 due to significant doubt as to the ultimate realization of the loan which existed at the time.

Discontinued operations

     We had a net loss on sales of real estate of $252,000 during 2004 compared to a gain of $283,000 during 2003. The net loss during 2004 was primarily comprised of the sale of a limited service hospitality property acquired through liquidation of a loan and the sale of two Amerihost Inn hotel properties during 2004. The limited service hospitality property was sold for approximately $1.5 million which generated a gain of approximately $205,000. The two Amerihost Inn hotel properties were sold during August 2004 and December 2004 for approximately $1.8 million each resulting in losses of approximately $354,000 and $116,000, respectively. Pursuant to the sale of the Amerihost Inn hotel property in August, we received a lease termination fee from Arlington in the form of a note receivable with an estimated fair value of $624,000 which is included in net earnings from discontinued operations. The property was sold prior to the lease amendment which was effective October 1, 2004. The gain during 2003 was due to the sale of an Amerihost Inn hotel property for approximately $2.2 million.

     Our net earnings from discontinued operations increased by $528,000 (80%), to a net profit of $1,187,000 during 2004 from a net profit of $659,000 during 2003 primary as a result of the lease termination fee income described above. During 2004, the rental income from the Amerihost Inn properties sold during 2004 and the Amerihost Inn property held for sale at December 31, 2004 were included in discontinued operations. In addition to these properties, during 2003 discontinued operations included the Amerihost Inn hotel property which was sold during 2003.

Extraordinary item – negative goodwill

     Our negative goodwill was $11,593,000 during 2004 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Overview

     Income from continuing operations decreased by $1,382,000 (17%) to $6,521,000 during 2003 from $7,903,000 during 2002. Net income decreased by $1,762,000 (18%), to $8,174,000 during 2003 from $9,936,000 during 2002. Our basic earnings per share decreased $0.27 (18%), to $1.27 per share during 2003 from $1.54 per share during 2002. The decrease in net income is primarily due to:

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

     Our lease income increased by $70,000 (1%), to $5,024,000 during 2003 from $4,954,000 during 2002 primarily due to a 2% (CPI) increase in base rent during 2003.

     Income from Retained Interests increased $49,000 (2%), to $2,942,000 during 2003 compared to $2,893,000 during 2002. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The increase was primarily the result of an increase in the balance of our Retained Interests due to the completion of our 2003 structured loan sale transaction partially offset by a decrease in the yield on our Retained Interests, which is comprised of the income earned less realized losses, to 12.3% during 2003 from 13.2% during 2002 resulting primarily from better than anticipated cash flows in 2002.

     Other income decreased $825,000 (71%), to $339,000 during 2003 compared to $1,164,000 during 2002 which is primarily attributable to increased prepayment fees received during 2002. Prepayment fees increased sharply in 2002 as a result of the refinancing options at low fixed interest rates made available by mini-perm loans offered by banks. While interest rates remained low and “mini-perm” bank loans were still available in 2003, many of the borrowers that considered refinancing did so during 2002.

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

Other Expenses

     Fees associated with the advisory agreements with our Investment Manager consisted of the following:

	Years Ended
	December 31,
	2003	2002
	(In thousands)
Investment management fee	$2,047	$1,927
Lease supervision fee	378	401

Total fees incurred	2,425	2,328
Less:
Management fees included in discontinued operations	(60)	(73)
Fees incurred on behalf of the QSPEs	(338)	(298)
Cost of structured loan sale transactions	(102)	(57)
Cost of property sales	(10)	(20)
Fees capitalized as cost of originating loans	(108)	(135)

Advisory and servicing fees to affiliate, net	$1,807	$1,745

     Our provision for loan losses increased $245,000 (377%), to $310,000 during 2003 from $65,000 during 2002. During 2003, we increased reserves on a loan on which significant doubt exists as to the ultimate realization of the loan.

Discontinued operations

     Our profit from discontinued operations decreased by $529,000 (36%), to a net profit of $942,000 during 2003 from a net profit of $1,471,000 during 2002. The decrease was primarily a result of property sales. Included in discontinued operations are the gains from selling one Amerihost Inn hotel property in 2003 and two Amerihost Inn hotel properties in 2002. The gain recognized in 2003 was $380,000 less than 2002. Results of operations for the two properties sold during 2002, the property sold during 2003, the two properties sold during 2004, and the property held for sale at December 31, 2004 are included in discontinued operations for 2003 and 2002.

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

CASH FLOW ANALYSIS

     We generated $12,953,000 and $8,710,000 in cash from operating activities during 2004 and 2003, respectively. The primary source of funds from operating activities is our income from continuing operations which was $12,253,000 during 2004 compared to $6,521,000 during 2003 (an increase of $5,732,000) primarily due to our increased net assets resulting from the merger with PMC Capital.

     Our investing activities reflect a net source of funds of $19,953,000 and $17,534,000 during 2004 and 2003, respectively. The primary source of funds in 2004 resulted from the cash and cash equivalents acquired in connection with the merger of $31,488,000 while during 2003 the primary source of funds was from proceeds from our 2003 structured loan sale transaction, net, of $39,949,000. During 2004 and 2003, our net loans funded were comparable at $20,431,000 in 2004 versus $22,033,000 during 2003. During 2004, we also (i) had significant increases in funds related to our Retained Interests of $6,361,000, (ii) received proceeds from the sales of properties, net, of $3,513,000 and (iii) paid merger related costs of $1,006,000. We anticipate that the principal received on our Retained Interests and proceeds from property sales during 2005 will continue at or exceed the levels experienced during 2004.

     Our financing activities reflect a net use of funds of $24,919,000 and $25,215,000 during 2004 and 2003, respectively. Proceeds from our revolving credit facility increased $21,900,000 during 2004 compared to 2003. We increased borrowing on our revolving credit facility during 2004 due to funding of loans, net of prepayments received. This increase in proceeds was partially offset by increased payment of principal on notes payable of $19,133,000 primarily caused by prepayments of loans in our 1998 structured loan financing transaction and the repayment (at maturity) of $15,000,000 in medium term notes payable acquired in connection with the merger. We increased payment of dividends to $12,872,000 during 2004 from $10,187,000 during 2003. The increased use of funds for dividends relates to the increased shares outstanding resulting primarily from the merger; however, on a per share basis our dividends decreased from $1.54 per share during 2003 to $1.40 per share during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

General

     We have $9.1 million of cash and cash equivalents at December 31, 2004. Of this, $8.3 million is available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we will have to borrow funds on the revolving credit facility or use the Conduit Facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $30.3 million at December 31, 2004, of which (i) $4.9 million represents commitments of our SBICs and (ii) $6.9 million are for loans to be originated by First Western, approximately 75% of which will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

     In general, our liquidity requirements include operating costs, origination of new loans, debt principal payment requirements and payment of dividends. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:

•	Operating revenues;
•	Principal collections on existing loans receivable and Retained Interests;
•	Structured loan financings or sales;
•	Advances under our Conduit Facility;
•	Junior subordinated debt;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures;
•	Proceeds from sales of Hotel Properties, net; and/or
•	Common equity issuance.

     We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms. Historically, our primary funding source has been the securitization and sale of our loans receivable. See “Structured Loan Transactions.”

     As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. During 2005, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2005 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

     At December 31, 2004, the SBICs had $7.0 million in available commitments from the SBA expiring in September 2007 to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued. During March 2005, $4.0 million of these debentures were issued to PMCIC from our available commitments.

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During 2005, we anticipate loan originations will range from $60 million to $80 million. See “Lending Division” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. While there are timing differences, in aggregate, our dividends will normally approximate 100% of our REIT taxable income. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     In addition, we may use funds to repurchase loans from the QSPEs which (i) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure, (ii) reach maturity or (iii) require modification due to an assumption. During 2004, we repurchased, at a price equal to their aggregate principal balance, approximately $5.5 million of such loans, which are included in loans funded on our consolidated statement of cash flows. We recorded these loans at their estimated fair value at the date of repurchase of approximately $4.4 million based on an analysis of anticipated proceeds either from liquidation of these loans or collections of principal and interest. To the extent additional loans become “charged-off,” reach maturity or require modification, we may repurchase these loans from the QSPEs at prices equal to their outstanding principal balance.

Debt

     Information on our Revolver and notes and debentures payable was as follows as of December 31, 2004:

		2005		Weighted
		Required		Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments	Maturities	Rate	Type
	(In thousands, except footnotes)
Revolver	$14,600	$14,600	2005	4.13%	Variable
Structured notes payable (1)	7,244	588	2006 to 2018	6.37%	Fixed
Mortgage notes payable	14,191	1,515	2005 to 2019	6.82%	(2)
Uncollateralized notes payable	20,000	10,000	2005 to 2006	5.40%	(3)
Debentures payable	18,500	7,000	2005 to 2013	7.27%	Fixed

	$74,535	$33,703

(1)	Principal payments of our 1998 structured notes payable are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.
(2)	Of the $14.2 million in mortgage notes payable, $3.7 million have variable rates of interest.
(3)	Of the $20.0 million in uncollateralized notes payable, $10.0 million have fixed rates of interest.

     At December 31, 2004, we had $14.6 million outstanding and availability of $25.4 million under our Revolver which matures December 31, 2005. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At December 31, 2004, we were in compliance with the covenants of this facility. During February 2005, our Revolver was reduced from $40 million to $20 million upon completion of the Conduit Facility.

     We do not anticipate any use of funds for the maturities on our mortgage notes payable since these mortgages are typically “rolled-over” into new mortgages upon maturity, unless the underlying Hotel Property has been sold.

     During 2004 (at maturity), $3.0 million of fixed-rate mortgages payable with interest rates of 7.5% and 8.0% were “rolled-over” into $3.0 million of variable-rate mortgages payable with interest rates of prime plus 0.5% maturing in 2009. We have a $1.0 million mortgage payable with a fixed interest rate of 5.6% due in December 2005 and anticipate that, if the underlying Hotel Property has not been sold, that this mortgage payable will be “rolled-over” into a new variable-rate mortgage payable.

     In the merger, we assumed PMC Capital’s liabilities including $35.0 million in uncollateralized notes payable with maturities through 2006 (the “Medium Term Notes”). We repaid $5.0 million (at an interest rate of LIBOR plus 1.3%) and $10.0 million (at an interest rate of LIBOR plus 1.4%) of the Medium Term Notes at maturity in April 2004 and July 2004, respectively, using existing cash and our Revolver. The Medium Term Notes require us to meet certain covenants, the most restrictive of which require that (i) net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) consolidated earnings plus interest expense must exceed 150% of interest expense. During March 2005, we prepaid, without penalty, the remaining $20 million of Medium Term Notes.

     In the merger, we assumed $18.5 million in SBA debentures with maturities ranging from 2005 to 2013. At December 31, 2004, we had $7.0 million in SBA debentures due in September 2005. During March 2005, we “rolled-over” $4.0 million of such debentures and repaid the remaining $3.0 million using cash on hand and our Revolver.

     On February 7, 2005, we entered into a $100.0 million Conduit Facility with a concurrent reduction in our revolving credit facility from $40.0 million at December 31, 2004 to $20.0 million. The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold and/or contributed to PMC Conduit, L.P. While PMC Commercial has not guaranteed the repayment of the Conduit Facility, PMC Commercial must repurchase the loans securing the Conduit Facility if certain of the representations and warranties made by PMC Commercial in connection with the Conduit Facility are breached. Approximately $24.4 million of our loans were contributed to PMC Conduit, L.P. who immediately advanced $15.0 million under the Conduit Facility which was used to repay a portion of the balance outstanding on our revolving credit facility at February 7, 2005. Interest payments on the advances are payable by PMC Conduit, L.P., on a monthly basis, and PMC Conduit L.P.’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. We anticipate that future advances under the Conduit Facility will be used to further invest in loans. The Conduit Facility allows for advances based on the amount of eligible collateral contributed to the Conduit Facility and has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. The ability to make draws under the Conduit Facility expires February 6, 2008. At the end of each annual period commencing February 6, 2006, the alternate lenders have the option to extend their respective commitments for an additional 364-day period. If the Conduit Facility is not extended, any and all principal amounts outstanding and all accrued and unpaid interest would be immediately due and payable. In connection with the closing of our $100 million Conduit Facility, we incurred approximately $550,000 in costs including a fee to the financial institution of $350,000.

     On March 15, 2005, PMC Commercial issued Junior Subordinated Notes of approximately $27.1 million due March 15, 2035 to the Preferred Trust. The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt. The Preferred Trust issued the Preferred Securities to an unaffiliated party in exchange for approximately $26.3 million and issued shares of common beneficial interest to PMC Commercial for $820,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (approximately 6.25% as of March 15, 2005) and generally may not be redeemed prior to March 15, 2010. After payment of costs associated with the issuance of approximately $800,000, the proceeds from the sale of the Preferred Securities were approximately $25.5 million. The net proceeds were used to prepay, without penalty, the $20 million of Medium Term Notes and the remainder was used to repay a portion of the outstanding balance on our Conduit Facility.

Structured Loan Transactions

     Historically, our primary source of long-term funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. Due primarily to decreased loan originations and availability of alternative sources of funds, we do not anticipate completing our next structured loan transaction until the latter half of 2005.

     We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a QSPE; as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. When a structured loan sale transaction is completed the subordinate interest in the QSPE is accounted for as a Retained Interest.

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

     The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPE formed as part of the structured loan transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. The increased reserve requirement would be discontinued (i) if “charged-off” loans (as defined in the transaction documents) are repurchased by us from the QSPEs thereby releasing the excess cash previously deposited into the reserve accounts, (ii) upon liquidation of the collateral underlying the loan or (iii) if excess cash flow from the QSPE rebuilds the reserve or based on a combination of the above. While management believes that any funds used to build the reserve fund would ultimately be distributed to us, there can be no assurance that future events would not occur to cause amounts to continue to be deferred or never be distributed to us under Credit Enhancement Provisions.

     Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The timing of a structured loan transaction also has significant impact on our financial condition and results of operations.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. See “Item 1. Business – Risk Factors.”

Seasonality

     Generally, our business is not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies typically rise temporarily during the winter months due primarily to reductions in business travel and consumer vacations.

Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. In general, we have matched our fixed-rate debt with fixed-rate producing assets. Our fixed-rate structured notes are matched with fixed-rate loans receivable and our fixed-rate mortgages are generally matched with our properties with a fixed-rate base rent. We primarily originate variable-rate loans and have $28.3 million in variable-rate debt; therefore, we do not believe inflation will have a significant adverse impact on us in the near future.

     To the extent costs of operations (i.e., utilities, salaries, etc.) rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, amenities, etc.), our borrowers and Arlington would be negatively impacted and loan losses and lease income could be affected. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we may experience pressure to increase our income and dividend yield to maintain our stock price.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

     The following summarizes our contractual obligations at December 31, 2004:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands)
Debt:
Notes and debentures payable (1)	$59,935	$19,103	$17,575	$5,332	$17,925
Revolver (2)	14,600	14,600	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	2,000	2,000

Interest:
Notes and debentures payable and Revolver (1) (2)	12,492	3,520	3,610	2,856	2,506

Other Contractual Obligations:
Operating lease (4)	1,296	155	346	394	401
Employment agreements (5)	2,863	1,108	1,755	—	—

Total contractual cash obligations	$95,186	$38,486	$23,286	$10,582	$22,832

(1)	Principal payments of our 1998 structured notes payable ($7.2 million at December 31, 2004) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures payable are presented at face value. For the interest obligation, the variable-rate in effect at December 31, 2004 was utilized and no change in variable interest rates was assumed.
(2)	We had availability of $25.4 million under our Revolver at December 31, 2004. On February 7, 2005, upon completion of the $100.0 million Conduit Facility, our Revolver was reduced to $20.0 million.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	Represents future minimum lease payments under our operating lease for office space.
(5)	We have employment agreements with certain of our executive officers.

     Our commitments at December 31, 2004 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years
	(In thousands)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	30,342	30,342	—	—	—

Total commitments	$30,342	$30,342	$—	$—	$—

(1)	PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at December 31, 2004 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $500,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation. On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by the State of Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability.
(2)	Represents our loan commitments and approvals outstanding.

     Our off-balance sheet arrangements have typically been structured as sales which are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to a QSPE that is not subject to consolidation in exchange for cash and beneficial interests in that entity. The QSPE issues notes payable (usually through a private placement) to unaffiliated parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the QSPE. The terms of the notes payable issued by the QSPEs provide that the partners of these QSPEs are not liable for any payment on the notes. Accordingly, if the financial assets in the QSPE are insufficient for the trustee to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPE. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a QSPE; as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Item 1. Business – Structured Loan Transactions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Retained Interests.”

     If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our subsidiary, First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.

     In connection with the closing of our $100 million Conduit Facility, we incurred approximately $550,000 in costs including a fee to the financial institution of $350,000. In addition, in connection with the issuance of the Junior Subordinated Notes, we incurred approximately $800,000 in costs.

     See Note 21 to the accompanying consolidated financial statements for a detailed discussion of commitments and contingencies.

RISK MANAGEMENT

     In conducting our business, we are exposed to a range of risks including:

•	Market risk which is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates;
•	Credit risk which is the risk of loss due to an individual borrower’s unwillingness or inability to pay their obligations;
•	Operations risk which is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes;
•	Liquidity risk which is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds, which is a function of the relative liquidity (market depth) of the asset(s) and general market conditions;
•	Compliance risk which is the risk of loss, including fines or penalties, from failing to comply with Federal, state or local laws, rules and regulations pertaining to lending and licensed activities;
•	Legal risk which is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof; and
•	Reputational risk which is the risk that negative publicity regarding our practices whether true or not will cause a decline in our customer base.

     Our risk management policies and procedures are established and evaluated under the supervision of our Chief Executive Officer. The policies and procedures are designed to focus on the following:

•	identifying, assessing and reporting on corporate risk exposures and trends;
•	establishing, and revising as necessary, policies and procedures;
•	monitoring and reporting on adherence with risk policies; and
•	approving new product developments on business initiatives.

     We cannot provide assurance that our risk management process or our internal controls will prevent or reduce the risks to which we are exposed. See “Risk Factors” in Item 1 of this Form 10-K.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates adopted or expected dates of adoption and effect, if any, on our results of operations and financial condition.

RELATED PARTY TRANSACTIONS

     Prior to the merger, our loans receivable were managed by PMC Advisers, Ltd. (“PMC Advisers”) (either directly or through its subsidiary), a subsidiary of PMC Capital, pursuant to an Investment Management Agreement (the “IMA”) and our properties, including the Hotel Properties, were supervised by PMC Advisers pursuant to a separate agreement (the “Lease Supervision Agreement,” and together with the IMA, the “Advisory Agreements”). Pursuant to the IMA, we were charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of our loans receivable. As a result of the merger, the IMA was terminated on February 29, 2004.

     In addition, the Lease Supervision Agreement provided for an annual fee of 0.70% of the original cost of the properties to be paid to PMC Advisers for providing services relating to leases on our properties, a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points of the first $20 million in loans receivable funded and 2.5 basis points thereafter. As a result of the merger, the Lease Supervision Agreement was terminated on February 29, 2004.

     Pursuant to the Advisory Agreements, we incurred an aggregate of approximately $370,000, $2.4 million and $2.3 million in management fees during the two months ended February 29, 2004, and the years ended December 31, 2003 and 2002, respectively.

DIVIDENDS

     On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004. Subsequent to the merger, the Board declared $0.34 per share quarterly dividends to common shareholders of record on June 30, 2004, September 30, 2004 and December 31, 2004, which were paid on July 12, 2004, October 12, 2004 and January 10, 2005, respectively. In March 2005, the Board declared a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005 which will be paid on April 11, 2005.

     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation, less the collection of percentage rents set aside for future capital expenditures in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.

     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

     If our loan originations continue in 2005 at the historically low rates we experienced during 2003 and 2004 and interest rates continue at their current low historical levels, we may not be able to recognize some of the growth opportunities we previously anticipated and it may impact our ability to maintain dividends at their current rate.

REIT TAXABLE INCOME

     Taxable REIT income is presented to assist investors in analyzing our performance and is a measure that is presented quarterly in our consolidated financial statements and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)

Net income	$24,781	$8,174	$9,936
Less: taxable REIT subsidiaries net income, net of tax	(145)	—	—
Add: book depreciation	1,872	1,967	2,121
Less: tax depreciation	(1,935)	(1,927)	(1,987)
Book/tax difference on losses (gains) on sales	135	(650)	(550)
Book/tax difference on Retained Interests, net	3,557	672	486
Negative goodwill	(11,593)	—	—
Asset valuation	(516)	310	65
Other book/tax differences, net	96	127	(55)

REIT taxable income	$16,252	$8,673	$10,016

Distributions declared	$14,140	$9,932	$10,440

Common shares outstanding	10,877	6,453	6,446

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. The estimated fair value of our fixed interest rate loans receivable (approximately $28.8 million at December 31, 2004) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At December 31, 2004 and 2003, the estimated fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves or purchase or other discounts. Our variable-rate loans receivable are generally at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At December 31, 2004 and 2003, we had $100.1 million and $21.2 million of variable-rate loans receivable, respectively, and $28.3 million of variable-rate debt at December 31, 2004. All of our debt had fixed rates of interest as of December 31, 2003. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($71.8 million and $21.2 million at December 31, 2004 and 2003, respectively) we have interest rate risk. To the extent variable rates continue to decrease our interest income net of interest expense would decrease.

     As a result of $22.4 million of our variable-rate loans receivable having interest rate floors (from 5.25% to 6%), we are deemed to have derivative instruments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2004 and 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $494,000 and $198,000, respectively.

REVOLVER, NOTES AND DEBENTURES PAYABLE AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of December 31, 2004 and 2003, approximately $50.5 million (64%) and $33.4 million (100%) of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Any amount outstanding on our Revolver is based on the prime rate and/or LIBOR and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2004, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $283,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing (which cannot be repaid other than through collections of principal on the underlying loans receivable), SBA debentures, mortgages payable and Medium Term Notes. Approximately $11.5 million of our debentures have current prepayment penalties between 1% and 4% of the principal balance and $7.0 million have no prepayment penalties. Our $10.0 million of fixed-rate Medium Term Notes mature in July 2005 and have prepayment penalties. Of our $10.5 million of fixed-rate Hotel Property mortgages, $5.9 million have significant penalties for prepayment and $4.6 million have no prepayment penalties.

     The following presents the principal amounts, weighted average interest rates and estimated fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2004 and 2003.

     Market risk disclosures related to our outstanding debt as of December 31, 2004 were as follows:

	Years Ending December 31,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)

Fixed-rate debt (2)	$18,969	$6,350	$809	$1,933	$2,656	$19,774	$50,491	$51,111
Variable-rate debt (LIBOR and prime based) (3)	14,790	10,201	214	227	2,276	638	28,346	28,346

Totals	$33,759	$16,551	$1,023	$2,160	$4,932	$20,412	$78,837	$79,457

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2004 was 4.0%.

     Market risk disclosures related to our outstanding debt as of December 31, 2003 were as follows:

	Years Ending December 31,						Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value(1)
	(Dollars in thousands)

Fixed-rate debt (2)	$13,165	$3,569	$7,928	$929	$1,981	$5,808	$33,380	$34,514

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2003 was 6.7%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in estimating the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2004, the estimated fair value of our Retained Interests at December 31, 2004 would have decreased by approximately $2.8 million and $5.4 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2003, the estimated fair value of our Retained Interests at December 31, 2003 would have decreased by approximately $1.4 million and $2.6 million, respectively.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who audited and reported on the Company’s consolidated financial statements, as stated in their report included herein on page F-2 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

     Code of Ethics

     We have adopted a Code of Business Conduct and Ethics for trust managers, officers and employees which is available on our website at www.pmctrust.com. Shareholders may request a free copy of the code of Business Conduct and Ethics from:

PMC Commercial Trust
Attention: Chief Financial Officer
17950 Preston Road, Suite 600
Dallas, Texas 75252
(972) 349-3235
www.pmctrust.com

     We have also adopted a Code of Ethical Conduct for Senior Financial Officers setting forth a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.pmctrust.com. Shareholders may request a free copy of the Code of Ethical Conduct for Senior Financial Officers from the address and phone number set forth above.

     Corporate Governance Guidelines

     We have adopted Corporate Governance Guidelines which are available on our website at www.pmctrust.com. Shareholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “-Code of Ethics.”

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     All of our equity compensation plans were approved by security holders. Our equity compensation plans expired on December 31, 2003; thus, no additional options will be issued unless new plans are approved by the shareholders. Information regarding our equity compensation plans was as follows at December 31, 2004:

Column
	(a)	(b)	(c)
Number of securities
remaining available for
	Number of		future issuances under
	securities to be		equity compensation
	issued upon	Weighted average	plans (excluding
Plan	exercise of	exercise price of	securities reflected in
Category	outstanding options	outstanding options	column (a))

Equity compensation plans approved by security holders	164,260	$15.86	—

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

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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
Dated: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE Dr. Andrew S. Rosemore	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 16, 2005

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 16, 2005

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (principal financial and accounting officer)	March 16, 2005

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 16, 2005

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 16, 2005

/s/ ROY H. GREENBERG Roy H. Greenberg	Trust Manager	March 16, 2005

/s/ BARRY A. IMBER Barry A. Imber	Trust Manager	March 16, 2005

/s/ IRVING MUNN Irving Munn	Trust Manager	March 16, 2005

/s/ DR. IRA SILVER Dr. Ira Silver	Trust Manager	March 16, 2005

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:

We have completed an integrated audit of PMC Commercial Trust’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report On Internal Control Over Financial Reporting,” appearing under Item 9A of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Dallas, Texas
March 16, 2005

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Loans receivable, net	$128,234	$50,534
Retained interests in transferred assets	70,523	30,798
Real estate investments, net	36,223	41,205
Real estate investment held for sale, net	1,859	2,134
Cash and cash equivalents	9,065	1,078
Restricted investments	3,096	4,068
Mortgage-backed security of affiliate	1,027	—
Note receivable	733	—
Deferred tax asset, net	327	—
Other assets	2,753	1,919

Total assets	$253,840	$131,736

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Notes and debentures payable	$60,749	$33,380
Revolving credit facility	14,600	—
Redeemable preferred stock of subsidiary	3,488	—
Dividends payable	3,761	2,452
Borrower advances	2,732	1,260
Accounts payable and accrued expenses	2,674	615
Due to affiliates, net	1,971	72
Other liabilities	1,661	1,866

Total liabilities	91,636	39,645

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	—

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,009,811 and 6,585,641 shares issued at December 31, 2004 and 2003, respectively, 10,876,961 and 6,452,791 shares outstanding at December 31, 2004 and 2003, respectively	110	66
Additional paid-in capital	151,818	94,792
Net unrealized appreciation of retained interests in transferred assets	5,120	3,618
Cumulative net income	111,003	86,222
Cumulative dividends	(105,462)	(91,322)

	162,589	93,376

Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	161,304	92,091

Total liabilities and beneficiaries’ equity	$253,840	$131,736

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Interest income	$8,162	$5,776	$6,236
Income from retained interests in transferred assets	8,763	2,942	2,893
Lease income	5,460	5,024	4,954
Premium income	526	—	—
Other income	2,448	339	1,164

Total revenues	25,359	14,081	15,247

Expenses:
Interest	4,549	3,204	3,445
Salaries and related benefits	3,557	—	—
General and administrative	1,882	526	385
Depreciation	1,710	1,646	1,597
Realized losses on retained interests in transferred assets	1,182	—	53
Advisory and servicing fees to affiliate, net	288	1,807	1,745
Provision for (reduction of) loan losses, net	(253)	310	65
Impairment loss on asset acquired in liquidation held for sale	—	67	54

Total expenses	12,915	7,560	7,344

Income before income tax provision, minority interest, discontinued operations and extraordinary item	12,444	6,521	7,903

Income tax provision	(116)	—	—
Minority interest (preferred stock dividend of subsidiary)	(75)	—	—

Income from continuing operations	12,253	6,521	7,903

Discontinued operations:
Net gain (loss) on sales of real estate	(252)	283	663
Net earnings	1,187	659	808

	935	942	1,471

Gain on sale of loans receivable	—	711	562

Income before extraordinary item	13,188	8,174	9,936

Extraordinary item:
Negative goodwill	11,593	—	—

Net income	$24,781	$8,174	$9,936

Weighted average shares outstanding:
Basic	10,134	6,448	6,444

Diluted	10,152	6,460	6,456

Basic and diluted earnings per share:
Income from continuing operations and gain on sales of loans receivable	$1.21	$1.12	$1.31
Discontinued operations	0.09	0.15	0.23
Extraordinary item	1.14	—	—

Net income	$2.44	$1.27	$1.54

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net income	$24,781	$8,174	$9,936

Change in net unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation arising during period	2,012	348	2,016
Less realized gains included in net income	(510)	(513)	(418)

	1,502	(165)	1,598

Comprehensive income	$26,283	$8,009	$11,534

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2002	6,441,291	$66	$94,643	$2,185	$68,112	$(70,950)	$(1,285)	$92,771

Net unrealized appreciation	—	—	—	1,598	—	—	—	1,598
Shares issued through exercise of stock options	5,000	—	64	—	—	—	—	64
Dividends ($1.62 per share)	—	—	—	—	—	(10,440)	—	(10,440)
Net income	—	—	—	—	9,936	—	—	9,936

Balances, December 31, 2002	6,446,291	66	94,707	3,783	78,048	(81,390)	(1,285)	93,929

Net unrealized depreciation	—	—	—	(165)	—	—	—	(165)
Shares issued through exercise of stock options	6,500	—	83	—	—	—	—	83
Issuance of stock options	—	—	2	—	—	—	—	2
Dividends ($1.54 per share)	—	—	—	—	—	(9,932)	—	(9,932)
Net income	—	—	—	—	8,174	—	—	8,174

Balances, December 31, 2003	6,452,791	66	94,792	3,618	86,222	(91,322)	(1,285)	92,091

Net unrealized appreciation	—	—	—	1,502	—	—	—	1,502
Treasury shares, net	(21,130)	—	—	—	—	—	(311)	(311)
Shares issued through exercise of stock options	59,500	—	378	—	—	—	311	689
Shares issued in connection with merger with PMC Capital, Inc.	4,385,800	44	57,410	—	—	—	—	57,454
Merger costs	—	—	(769)	—	—	—	—	(769)
Issuance of stock options	—	—	7	—	—	—	—	7
Dividends ($1.40 per share)	—	—	—	—	—	(14,140)	—	(14,140)
Net income	—	—	—	—	24,781	—	—	24,781

Balances, December 31, 2004	10,876,961	$110	$151,818	$5,120	$111,003	$(105,462)	$(1,285)	$161,304

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$24,781	$8,174	$9,936
Adjustments to reconcile net income to net cash provided by operating activities:
Loans funded, held for sale	(6,611)	—	—
Proceeds from sale of guaranteed loans	6,222	—	—
Loan fees collected, net	396	221	585
Capitalized loan origination costs	(185)	—	—
Non — cash adjustments:
Depreciation	1,872	1,879	1,903
Realized losses on retained interests in transferred assets	1,182	—	53
Extraordinary item — negative goodwill	(11,593)	—	—
Lease termination fee income	(287)	—	—
Release of debt obligation	(175)	—	—
Impairment losses on assets acquired in liquidation	—	67	54
Losses (gains) on sale of real estate	252	(994)	(1,225)
Deferred income taxes	(36)	—	—
Stock-based compensation charge	7	2	—
Premium income adjustment	91	—	—
Accretion of loan fees and discounts	(335)	(308)	(368)
Amortization	22	80	89
Provision for (reduction of) loan losses, net	(253)	310	65
Change in operating assets and liabilities:
Borrower advances	(603)	(342)	574
Due to affiliates, net	(215)	(189)	(292)
Accounts payable and accrued expenses	(575)	294	(38)
Other liabilities	42	(35)	(104)
Other assets	(1,046)	(449)	(19)

Net cash provided by operating activities	12,953	8,710	11,213

Cash flows from investing activities:
Loans funded	(45,248)	(29,651)	(30,732)
Principal collected on loans	24,817	7,618	12,268
Proceeds from sales of properties, net	3,513	824	3,017
Proceeds from structured loan sale transactions, net	—	39,949	24,040
Principal collected on retained interests in transferred assets	6,361	744	954
Investment in retained interests in transferred assets	(2,027)	(2,536)	(1,617)
Proceeds from mortgage-backed security of affiliate	143	—	—
Purchase of furniture, fixtures, and equipment	(605)	(290)	(388)
Cash and cash equivalents received in connection with merger	31,488	—	—
Merger related costs	(1,006)	(670)	—
Proceeds received from (investment in) asset acquired in liquidation, net	1,540	—	(30)
Release of (investment in) restricted investments, net	977	1,546	(408)

Net cash provided by investing activities	19,953	17,534	7,104

Cash flows from financing activities:
Proceeds from issuance of common shares	378	83	64
Payment of borrowing costs	(81)	—	—
Proceeds from (payments on) revolving credit facility, net	14,600	(7,300)	(1,400)
Payment of principal on notes payable	(26,944)	(7,811)	(7,179)
Payment of dividends	(12,872)	(10,187)	(10,310)

Net cash used in financing activities	(24,919)	(25,215)	(18,825)

Net increase (decrease) in cash and cash equivalents	7,987	1,029	(508)

Cash and cash equivalents, beginning of year	1,078	49	557

Cash and cash equivalents, end of year	$9,065	$1,078	$49

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Business
PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We primarily obtain income from the yield earned on the investment portfolio, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the hospitality industry. On February 29, 2004, PMC Capital, Inc., a regulated investment company related to us through common management, was merged with and into PMC Commercial.

Principles of Consolidation
The consolidated financial statements include the accounts of PMC Commercial and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The following subsidiaries were acquired in the merger with PMC Capital: First Western SBLC, Inc. (“First Western”) which is licensed as a small business lending company that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program; PMC Investment Corporation (“PMCIC”) which is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended (“SBIA”); Western Financial Capital Corporation (“Western Financial”) which is a licensed small business investment company under the SBIA; and PMC Funding Corp. (“PMC Funding”) and PMC Asset Holding, LLC (“Asset Holding”) which hold assets on our behalf. All of these subsidiaries are wholly-owned subsidiaries of PMC Commercial. References to PMC Capital within this annual report refer to PMC Capital and its subsidiaries.

PMC Commercial’s subsidiaries also include PMC Commercial Trust, Ltd. 1998-1 (“PMCT Trust”), a Delaware corporation formed in conjunction with our 1998 structured loan financing transaction, and four separate subsidiaries created in conjunction with the purchase of four hotel properties in 1999.

In addition, we own subordinate financial interests in several non-consolidated special purpose entities. These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,” and the Joint Ventures together with the 1998 Partnership and the 1999 Partnership, the “QSPEs”) created in connection with structured loan sale transactions.

We account for our retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). Accordingly, the assets, liabilities, partners’ capital and results of operations of the QSPEs are not included in our consolidated financial statements.

Loans Receivable, net
Loans receivable are carried at their unamortized principal balance less net loan origination fees, discounts and loan loss reserves. For loans originated under the SBA 7(a) Guaranteed Loan Program, when we sell the SBA guaranteed portion of the loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income. For purchased loans, we may have discounts representing the difference between the carrying value of the loan and its estimated fair value at the date of purchase.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retained Interests
Retained Interests represent the subordinate interest in QSPEs created in conjunction with structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

Real Estate Investments, net, and Real Estate Investment Held for Sale, net
Real estate investments are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. The buildings and improvements are being depreciated utilizing a 35-year useful life and the furniture, fixtures and equipment are being depreciated over a seven-year useful life. Upon retirement or sale, the cost and related accumulated depreciation are removed from our books and any resulting gains or losses are included in the consolidated statements of income. Under the lease agreements with the lessee of our properties, routine maintenance and repairs are the responsibility of the lessee and are charged to the lessee’s operations as incurred; major replacements, renewals and improvements are capitalized.

We consider each individual hotel property to be an identifiable component of our business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. We consider a hotel property as “held for sale” once we have (i) executed a contract for sale, (ii) allowed the potential buyer to substantially complete their due diligence review and (iii) received a substantial non-refundable deposit. In addition, the determination of “held for sale” status is assessed based on all facts and circumstances, including management’s intent and ability to eliminate the cash flows of the property from our operations and management’s intent and ability not to have significant continuing involvement in the operations of the property.

We periodically review our real estate investments for impairment. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges of the specific property and determine if the investment in the property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the property based on the difference between the current estimated fair value and the carrying amount of the asset. No impairment was deemed to exist on our real estate investments held and used at December 31, 2004.

We discontinue depreciation on hotel properties if they are classified as “held for sale.” Upon designation of a hotel property as “held for sale,” we compare the carrying value of the hotel property to its estimated fair value, less costs to sell. We will reclassify the hotel property to real estate investment held for sale in our consolidated balance sheet at the lesser of its carrying value or its estimated fair value, less costs to sell. Any adjustment to the carrying value of a hotel property classified as “held for sale” is reflected in discontinued operations in our consolidated statements of income. In addition, the operating results of those properties classified as “held for sale” or that have been sold are included in discontinued operations. No impairment was deemed to exist on our real estate investment held for sale, net, at December 31, 2004.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Investments
Restricted Investments represent primarily escrow and capital expenditure accounts maintained pursuant to our lease agreement with the operator of our hotel properties. In addition we maintain restricted cash accounts, required to be held as collateral, for the benefit of the noteholders of PMCT Trust.

Mortgage-Backed Security of Affiliate
The mortgage-backed security represents our ownership in the Class B notes of the 1998 Partnership and is valued consistent with the techniques used to value our Retained Interests.

Note Receivable
Upon sale of each of our hotel properties, our tenant is required to provide us consideration equal to the Stated Value (as defined in Note 4) of the property being sold, either through cash proceeds from the disposition, or a note receivable from our tenant which we discount to its estimated fair value.

Borrower Advances
As part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from the borrowers and release the funds upon presentation of appropriate documentation. Funds held on behalf of borrowers are included as a liability on the accompanying consolidated balance sheets.

Net Unrealized Appreciation on Retained Interests
Net unrealized appreciation on Retained Interests represents the difference between the cost and estimated fair value of our Retained Interests.

Revenue Recognition

Interest Income
Interest income includes interest earned on loans and our short-term investments and includes the amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest generally suspended when the related loan becomes a non-accrual loan. A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (i) it is past due as to payment of principal or interest for a period of more than 60 days, (ii) any portion of the loan is classified as doubtful or is charged-off or (iii) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

When originating a loan receivable, we charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the interest method.

For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase. These discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the interest method.

The Retained Loan Discount is amortized to interest income over the life of the underlying loan using the interest method unless the underlying loan receivable is prepaid or sold.

Lease Income
Lease income consists of base and percentage rents on our properties and straight-line rental income adjustments. Effective October 1, 2004, we amended our master lease agreement. In conjunction with this amendment, we record the payments remaining to be paid on the lease agreement by our tenant to us on a straight-line basis. In addition, we receive a fixed percentage of the monthly room revenue of our leased properties which is reported as income when earned.

Income from Retained Interests
The income from our Retained Interests represents the accretion (recognized using the interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.

Premium Income
Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Guaranteed Loan Program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.

Other Income
Other income consists primarily of servicing income, prepayment fees and other loan related fees. Servicing income is recognized in income when earned. Prepayment fees are recognized in income when loans are prepaid. Late fees, and other loan related fees, are recognized in income when chargeable, assuming collectibility is reasonably assured.

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

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS’s”) are PMCIC, First Western and PMC Funding. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings per Share
Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect, if any, of stock-based compensation awards.

Distributions to Shareholders
Distributions to shareholders are recorded on the ex-dividend date.

Derivatives
As a result of certain of our variable-rate loans receivable having interest rate floors, we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. We do not use derivatives for speculative purposes.

Stock-Based Compensation Plans
At December 31, 2004, we have options outstanding under our two stock-based compensation plans, which are described more fully in Note 16. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified, or settled after January 1, 2003.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31, 2004		December 31, 2003		December 31, 2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
		(In thousands, except per share data)
SFAS No. 123 Charge	$7	$7	$2	$2	$—	$33
APB No. 25 Charge	$—	$—	$—	$—	$—	$—
Net income	$24,781	$24,781	$8,174	$8,174	$9,936	$9,903
Basic earnings per share	$2.44	$2.44	$1.27	$1.27	$1.54	$1.54
Diluted earnings per share	$2.44	$2.44	$1.27	$1.27	$1.54	$1.54

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involved the valuation of our net assets acquired in connection with the merger, the valuation of our Retained Interests, determination of reserves on our loans receivable and impairment analysis of our long-lived assets.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payment” in December 2004 representing the final standard on accounting for share-based payments. SFAS No. 123R requires companies to expense the value of employee stock options and other similar share-based awards. SFAS No. 123R also requires additional disclosures. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. We adopted SFAS No. 123 on January 1, 2003 and SFAS No. 123R for our year ended December 31, 2004; thus, our consolidated financial statements now include the required disclosures of SFAS No. 123R. There was no other impact of SFAS No. 123R on our consolidated financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 2. Merger:

PMC Capital, Inc. merged with and into PMC Commercial on February 29, 2004. At the time of the merger, the benefits expected from the merger included (i) a larger equity market capitalization that would help create new business flexibility and earnings stability and (ii) the ability to meet our liquidity needs would be enhanced through access to larger alternative credit facilities such as a warehouse line of credit. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average closing price of our common shares for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.

The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activities on a consolidated basis from the merger date. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on management’s estimates of their respective fair values at the date of merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by sale. Accordingly, we recorded negative goodwill of $11,593,000 during the year ended December 31, 2004 representing the excess of the fair value of net assets acquired over the cost of the merger.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1 of the respective years:

	Years Ended
	December 31,
	2004	2003
	(In thousands, except per share data)
Total revenues	$27,505	$27,376

Income from continuing operations	$12,455	$11,949

Income before extraordinary item	$13,390	$12,265

Extraordinary item — negative goodwill	$11,593	$13,264

Net income	$24,983	$25,529

Earnings per share	$2.30	$2.35

These unaudited pro forma results have been prepared for comparative purposes only. In the opinion of management, all material adjustments necessary to reflect the effects of the merger transaction have been made. This unaudited pro forma information is not necessarily indicative of what the actual results of operations would have been had the merger transaction occurred on the indicated dates, nor does it purport to represent our results of operations for future periods.

Note 3. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	December 31,
	2004	2003
	(In thousands)
SBIC commercial mortgage loans	$40,031	$—
SBA 7(a) Guaranteed Loan Program loans	14,236	—
Other commercial mortgage loans	74,590	51,436

Total loans receivable	128,857	51,436
Less:
Deferred commitment fees, net	(459)	(227)
Loan loss reserves	(164)	(675)

Loans receivable, net	$128,234	$50,534

Additional information on our loans receivable, net, was as follows:

	December 31,
	2004			2003
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
			(Dollars in thousands)
Fixed rate	$28,100	21.9%	9.7%	$29,331	58.0%	10.1%
Variable rate — prime	15,445	12.0%	6.6%	—	—	—
Variable rate — LIBOR	84,689	66.1%	6.4%	21,203	42.0%	5.4%

	$128,234	100.0%	7.1%	$50,534	100.0%	8.1%

Our loans receivable were approximately 95% concentrated in the hospitality industry at December 31, 2004. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations. At December 31, 2004, approximately 14% and 12% of our loans receivable consisted of loans receivable to borrowers in Texas and Virginia, respectively. No other state had a concentration of 10% or greater at December 31, 2004.

The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Balance, beginning of year	$675	$365	$300
Provision for loan losses	422	310	65
Reduction of loan losses	(675)	—	—
Principal balances written-off	(258)	—	—

Balance, end of period	$164	$675	$365

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on loans considered to be impaired loans was as follows:

	December 31,
	2004	2003
	(In thousands)
Impaired loans requiring reserves	$2,484	$1,748
Impaired loans expected to be fully recoverable (1)	2,355	249

Total impaired loans	$4,839	$1,997

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Average impaired loans	$5,677	$1,804	$2,095

Interest income on impaired loans (2)	$488	$175	$227

(1)	Loans acquired in the merger, loans repurchased from the QSPEs and loans deemed to be repurchased from the QSPEs were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.

(2)	Recorded primarily on the cash basis.

Our recorded investment in Non-Accrual Loans at December 31, 2004 and 2003 was approximately $5.1 million and $1.8 million, respectively. We did not have any investment in loans receivable past due 90 days or more which were accruing interest at December 31, 2004 or 2003.

Note 4. Real Estate Investments:

Our real estate investments consist of hospitality properties (the “Hotel Properties”) we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”) under a sale/leaseback agreement (the “Lease Agreement”).

Pursuant to the Lease Agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington. Effective October 1, 2004, we amended the Lease Agreement (the “Lease Amendment”). The Lease Amendment and the underlying individual property leases, as amended, expire in June 2008, but each can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. If fully extended, the term of the Lease Amendment would continue until September 2020. Arlington guarantees the lease payment obligation of Arlington Inns, Inc. Arlington is a public entity that files periodic reports with the Securities and Exchange Commission and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

In conjunction with the Lease Amendment, (i) we allowed for the disposition of the Hotel Properties prior to October 1, 2008 and (ii) current base rent was reduced from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $46.1 million) is the value attributed to each Hotel Property at inception of the Lease Agreement for purposes of determining the lease payment. The Lease Amendment provides for rent increases to approximately 10.5% and ultimately 15% unless, on a cumulative basis, at least five of the Hotel Properties are sold over each of the next four years. Accordingly, lease income is recorded on a straight-line basis over the remaining fixed non-cancelable term of the Lease Amendment. Due to the initial option of five years being controlled by us, the fixed non-cancelable lease term is through June 2013. During the fourth quarter of 2004, we recorded approximately $624,000 in straight-line rent representing the difference between lease income as recorded on a straight-line basis and the current base rent of 8.5% of the Stated Value, which is included in other assets on our consolidated balance sheet.

Arlington previously maintained an escrow account equal to two months’ base rent (approximately $850,000). This escrow account, previously included in restricted investments in our consolidated balance sheet, was released to us during 2004 to repay certain of Arlington’s obligations.

Upon the sale of each of the Hotel Properties, Arlington is required to provide us consideration equal to the Stated Value of the Hotel Property being sold, either through cash proceeds from a third-party purchaser or a note from Arlington if the cash proceeds are less than the Stated Value of the Hotel Property (a “Shortfall”). The Shortfall note receivable has a fixed interest rate of 8.5% and matures in 2011. If, at any time, the aggregate Shortfall exceeds $4.0 million, Arlington is immediately required to pay the excess. Any sales proceeds received in excess of the Stated Value of the Hotel Property sold will be applied as a reduction of the balance outstanding on any Shortfall or if none are outstanding, then allocated to reduce the Stated Value on remaining Hotel Properties to be sold.

A Shortfall note receivable from Arlington is recorded as a deferred liability at the estimated fair value of the note received since an uncertainty exists as to whether the note receivable will ultimately be collected from Arlington or third party sales proceeds from the sale of the remaining properties. If principal payments are made on the Shortfall note such that the face amount of the Shortfall note is less than the deferred liability, lease income will be recorded. No later than the disposition of the final property, any remaining deferred liability will be considered earned and accordingly, will be recorded as lease income.

The 2005 annual base rent payment required for the remaining 19 Hotel Properties is approximately $3.9 million, assuming the lease rent remains at 8.5%. In addition to our base rent we receive percentage rent equal to 4% of the gross room revenues of the Hotel Properties (the “Percentage Rent”). For the years ended December 31, 2004 and 2003, our Percentage Rent was approximately $561,000 and $584,000, respectively.

Minimum future lease payments receivable on our non-cancelable individual property leases, as amended, were as follows at December 31, 2004:

	2005	2006	2007	2008	2009
	(In thousands)

Minimum future lease payments	$4,149	$5,359	$6,915	$6,915	$6,915

Our real estate investments consisted of the following:

	December 31, 2004		December 31, 2003
		Real		Real
		Estate		Estate
	Real	Investment	Real	Investment
	Estate	Held for	Estate	Held for
	Investments	Sale	Investments	Sale
	(Dollars in thousands)
Land	$4,469	$325	$5,084	$263
Buildings and improvements	36,579	1,819	40,151	2,080
Furniture, fixtures and equipment	4,825	214	4,744	227

	45,873	2,358	49,979	2,570
Accumulated depreciation	(9,650)	(499)	(8,774)	(436)

	$36,223	$1,859	$41,205	$2,134

Number of Hotel Properties	18	1	20	1

We sold a hotel property during August 2004 (prior to the Lease Amendment), which was previously classified as real estate investment held for sale on our consolidated balance sheet, for $1.8 million and recognized a loss of approximately $354,000. As consideration for terminating the individual property lease, Arlington provided us with a note receivable with an estimated fair value of $624,000 representing the lease termination fee which is the difference between the Stated Value of the property and the proceeds received from the third party purchaser. The lease termination fee is included in net earnings from discontinued operations in our consolidated statement of income.

Subsequent to the Lease Amendment, we sold a hotel property during December 2004 for $1.8 million and recognized a loss of approximately $116,000. Arlington provided us with a Shortfall note receivable with an estimated fair value of $443,000 and we recorded a corresponding deferred liability which is included in other liabilities in our consolidated balance sheet.

The real estate investment held for sale at December 31, 2004 is one of our Hotel Properties with a Stated Value of $2.3 million which was sold for approximately $2.1 million to a third party during March of 2005 for a gain of approximately $150,000. Arlington provided us with a Shortfall note receivable with an estimated fair value of $267,000 and we recorded a corresponding deferred liability.

We have mortgages on eleven of our hotel properties. The net book value of our mortgaged real estate investments was approximately $22.5 million at December 31, 2004. Our mortgages payable for these hotel properties were approximately $14.2 million at December 31, 2004.

Note 5. Retained Interests:

In our structured loan sale transactions detailed below, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) (usually through a private placement) to unaffiliated parties (“Structured Noteholders”). The QSPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the QSPE which means that should the financial assets in the QSPE be insufficient for the trustee to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the QSPE, the Structured Notes issued by the QSPE, and the operating results of the QSPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

We completed joint structured loan sale transactions with PMC Capital, Inc. during 2000, 2001, 2002 and 2003. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions”. As a result of the merger, on February 29, 2004, we acquired PMC Capital’s retained interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the Originated Structured Loan Sale Transactions was as follows.

	2000	2001	2002	2003
	Joint	Joint	Joint	Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands, except footnotes)
Transaction date	12/18/00	6/27/01	4/12/02	10/7/03
At inception:
Principal amount of sold loans	$55,675	$32,662	$27,286	$45,456
Structured Notes issued	$49,550	$30,063	$24,557	$40,910
Interest rate on the Structured Notes (1)	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Weighted average interest rate on loans (1)	9.63%	9.62%	9.23%	L+4.02%
Weighted average remaining life of loans (3)	5.16 years	5.15 years	5.38 years	4.79 years
Aggregate principal losses assumed (4)	2.37%	2.80%	2.88%	3.03%
Constant prepayment rate assumption	8.0%	9.0%	9.0%	10.0%
Discount rate assumptions	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%	7.8% to 11.6%
Net gain recorded (5)	$1,117	$1,433	$562	$711
Value of Retained Interests	$11,174	$5,871	$5,293	$8,698
At December 31, 2004:
Principal outstanding on sold loans	$37,526	$27,337	$25,362	$37,985
Structured Notes balance outstanding	$33,255	$24,778	$22,704	$33,543
Cash in the collection account	$1,580	$239	$288	$311
Cash in the reserve account	$2,331	$1,644	$1,528	$2,289
Weighted average interest rate on loans (1)	9.49%	9.59%	9.24%	L+4.02%
Constant prepayment rate assumption (6)	11.00%	10.75%	10.75%	11.00%
Discount rate assumptions (7)	6.5% to 11.2%	6.5% to 11.2%	6.5% to 11.2%	7.7% to 11.2%
Weighted average remaining life of loans (3)	3.41 years	3.91 years	3.58 years	4.45 years
Aggregate principal losses assumed (4)	3.54%	2.74%	3.82%	3.73%
Aggregate principal losses to date (8)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial or remaining principal balance, as applicable.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 2.2%. To the extent loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during the year ending December 31, 2005. No losses are assumed in for the year ending December 31, 2005 for those structured loan sale transactions with no current potential impaired loans.
(5)	The net gain recorded does not include $877,000, $520,000, $439,000, and $700,000 for the 2000 Joint Venture, the 2001 Joint Venture, the 2002 Joint Venture and the 2003 Joint Venture, respectively, which was deferred and recorded as unrealized appreciation in our beneficiaries’ equity in accordance with SFAS No. 140.
(6)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(7)	Discount rates utilized were (i) 6.5% to 7.7% for our required overcollateralization, (ii) 8.2% for our reserve funds and (iii) 11.2% for our interest-only strip receivables.
(8)	For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the Acquired Structured Loan Sale Transactions (purchased on February 29, 2004) was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
At February 29, 2004:
Principal amount of sold loans	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
Structured Notes balance outstanding	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
Interest rate on the Structured Notes (1)	P-1%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	"Aaa"	"Aaa"	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Weighted average interest rate on loans (1)	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
Weighted average remaining life of loans (3)	3.17 years	2.95 years	2.96 years	3.89 years	4.04 years	4.63 years
Aggregate principal losses assumed (4)	3.38%	2.32%	4.19%	5.51%	3.51%	3.10%
Constant prepayment rate assumption (5)	12.00%	14.00%	14.00%	11.00%	10.00%	10.00%
Discount rate assumptions	4.0% to 11.9%	7.1% to 11.8%	7.2% to 11.9%	7.2% to 11.9%	7.3% to 12.0%	7.3% to 11.8%
At December 31, 2004:
Principal outstanding on sold loans	$19,427	$23,264	$15,014	$31,589	$27,031	$49,655
Structured Notes balance outstanding	$18,770	$22,814	$12,349	$27,662	$22,785	$44,043
Cash in the collection account	$624	$3,456	$202	$370	$318	$439
Cash in the reserve account	$1,591	$1,586	$906	$136	$1,629	$2,994
Weighted average interest rate of loans (1)	P+1.22%	9.13%	9.12%	9.60%	9.63%	L+4.02%
Discount rate assumptions (6)	6.4% to 11.2%	6.5% to 11.2%	6.9% to 11.6%	6.8% to 11.5%	6.8% to 11.5%	7.7% to 11.2%
Constant prepayment rate assumption (5)	12.00%	15.00%	15.00%	11.00%	11.00%	11.00%
Weighted average remaining life of loans (3)	3.27 years	2.93 years	2.44 years	3.67 years	4.02 years	4.36 years
Aggregate principal losses assumed (4)	3.35%	2.54%	3.33%	2.88%	5.82%	3.52%
Aggregate principal losses to date (7)	—%	—%	4.27%	2.62%	—%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 2.4%. To the extent loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during the year ending December 31, 2005. No losses are assumed in the year ending December 31, 2005 for those structured loan sale transactions with no current potential impaired loans.
(5)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(6)	The discount rates utilized on the components of our Retained Interests (as described below) were (i) 6.4% to 7.7% for our required overcollateralization, (ii) 8.2% to 8.6% for our reserve funds and (iii) 11.2% to 11.6% for our interest-only strip receivables.
(7)	For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status (i) repurchased by PMC Commercial subsequent to the merger and (ii) on which we had initiated foreclosure and were contractually allowed to repurchase from the QSPE.

In conjunction with sold loans of the QSPEs, approximately 93% were concentrated in the hospitality industry and approximately 27% were to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 2004.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, none of the loans within our Originated Structured Loan Sale Transactions or Acquired Structured Loan Sale Transactions were delinquent over 60 days as to payment of principal and interest. However, at December 31, 2004, we have identified two sold loans ($3.2 million) that we consider problem loans. Problem loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. If we had to liquidate these loans, the losses could exceed estimates and the estimated fair value of our Retained Interests would decline.

In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At December 31, 2004, the principal balance outstanding on the sold loans of FW 97 was approximately $2.3 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain the excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At December 31, 2004, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $42.3 million and the weighted average excess spread was approximately 0.75%.

In determining the estimated fair value of our Retained Interests related to First Western, our assumptions at December 31, 2004 included prepayment speeds ranging from 20% to 30% per annum, a loss rate of 0.2% per annum (relates only to FW 97) and discount rates ranging from 4.0% to 11.2%.

The estimated fair value of our Retained Interests is based upon an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining the amount and timing of those cash flows and the discount rates. The amount and timing of cash flows is generally determined based on estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the QSPE. Actual loan losses and prepayments may vary significantly from assumptions. The discount rates that we utilize in computing the estimated fair value are based upon estimates of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists. Therefore, our estimate of the fair value may or may not vary from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the QSPE over the principal amount of the Structured Notes Payable issued by the QSPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the QSPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the QSPE upon formation and a portion which is built up over time by the QSPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the QSPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

     Our Retained Interests consisted of the following:

	December 31, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western (100%)	$—	$906	$853	$1,759	$1,739
1998 Partnership (100%)	1,131	1,280	520	2,931	2,783
1999 Partnership (100%)	4,070	1,340	641	6,051	5,844
2000 Joint Venture (100%)	9,376	2,631	1,079	13,086	11,644
2001 Joint Venture (100%)	7,847	3,302	4,041	15,190	13,658
2002 Joint Venture (100%)	8,324	2,661	1,517	12,502	11,330
2003 Joint Venture (100%)	10,891	4,397	3,716	19,004	18,405

	$41,639	$16,517	$12,367	$70,523	$65,403

	December 31, 2003
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
2000 Joint Venture (68%)	$6,322	$2,290	$1,521	$10,133	$8,876
2001 Joint Venture (42%)	3,051	1,317	1,918	6,286	5,230
2002 Joint Venture (39%)	3,050	1,208	1,099	5,357	4,850
2003 Joint Venture (44%)	4,817	1,930	2,275	9,022	8,224

	$17,240	$6,745	$6,813	$30,798	$27,180

The following sensitivity analysis of our Retained Interests at December 31, 2004 highlights the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$66,766	($3,757)
Losses increase by 100 basis points per annum (2)	$63,099	($7,424)
Rate of prepayment increases by 5% per annum (3)	$69,235	($1,288)
Rate of prepayment increases by 10% per annum (3)	$68,261	($2,262)
Discount rates increase by 100 basis points	$67,761	($2,762)
Discount rates increase by 200 basis points	$65,159	($5,364)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumptions to the change in estimated fair value is not linear. The effect of a variation in a particular assumption on the estimated fair value of our Retained

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2004 and 2003, our consolidated balance sheets do not include the $321.4 million and $156.8 million in assets, respectively, and $263.4 million and $131.3 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. Our Retained Interests related to these structured loan sale transactions were approximately $68.8 million and $30.8 million at December 31, 2004 and 2003, respectively, including unrealized appreciation of approximately $5.1 million and $3.6 million at December 31, 2004 and 2003, respectively.

The following information summarizes the financial position of the QSPEs at December 31, 2004 and 2003. We owned 100% of the subordinate interest in the QSPEs at December 31, 2004. The subordinate interests were approximately 68% of the 2000 Joint Venture, 42% of the 2001 Joint Venture, 39% of the 2002 Joint Venture and 44% of the 2003 Joint Venture as of December 31, 2003. We did not own any of the subordinate interest in the 1998 Partnership or the 1999 Partnership as of December 31, 2003; however, the financial information is presented below for comparative purposes. The remaining subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership were owned by PMC Capital, Inc. at December 31, 2003 and prior.

     Summary of Financial Position (1):

	1998 Partnership		1999 Partnership		2000 Joint Venture
	2004	2003	2004	2003	2004	2003
	(In thousands)
Loans receivable, net	$19,392	$22,258	$23,264	$30,053	$52,540	$65,608

Total assets	$21,662	$24,463	$28,427	$34,294	$57,808	$70,683

Notes payable	$18,770	$21,435	$22,814	$28,161	$45,604	$57,634

Total liabilities	$18,829	$21,490	$22,940	$28,317	$45,742	$57,809

Partners’ capital	$2,833	$2,973	$5,487	$5,977	$12,066	$12,874

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2004	2003	2004	2003	2004	2003
	(In thousands)
Loans receivable, net	$58,926	$65,731	$52,029	$63,471	$87,640	$101,360

Total assets	$63,591	$72,422	$56,001	$69,765	$93,915	$108,293

Notes payable	$52,440	$61,165	$45,489	$57,788	$77,586	$91,408

Total liabilities	$52,579	$61,327	$45,615	$57,948	$77,705	$91,503

Partners’ capital	$11,012	$11,095	$10,386	$11,817	$16,210	$16,790

(1)	Balances represent 100% of the limited partnership interests in the QSPEs.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the results of operations for the QSPEs.

     Summary of Operations(1):

	Years Ended December 31,
	1998 Partnership			1999 Partnership
	2004	2003	2002	2004	2003	2002
	(In thousands)
Interest income	$1,174	$1,351	$1,797	$2,624	$3,367	$4,187

Total revenues	$1,203	$1,388	$1,845	$2,979	$3,899	$4,559

Provision for (reduction of) losses	$(206)	$7	$103	$—	$—	$—

Interest expense	$639	$742	$1,002	$1,613	$2,146	$2,689

Total expenses	$509	$953	$1,204	$1,710	$2,268	$2,840

Net income	$694	$435	$641	$1,269	$1,631	$1,719

	Years Ended December 31,
	2000 Joint Venture			2001 Joint Venture
	2004	2003	2002	2004	2003	2002
	(In thousands)
Interest income	$5,729	$6,526	$7,092	$5,990	$6,895	$7,507

Total revenues	$6,534	$6,617	$7,351	$6,097	$7,335	$7,815

Provision for losses	$84	$65	$1,514	$812	$337	$140

Interest expense	$3,791	$4,379	$4,988	$3,588	$4,144	$4,463

Total expenses	$4,068	$4,670	$6,752	$4,604	$4,712	$4,849

Net income	$2,466	$1,947	$599	$1,493	$2,623	$2,966

	Years Ended December 31,
	2002 Joint Venture			2003 Joint Venture
	2004	2003	2002 (2)	2004	2003 (3)
	(In thousands)
Interest income	$5,417	$6,340	$4,850	$5,403	$1,272

Total revenues	$6,165	$6,649	$4,897	$5,886	$1,274

Provision for losses	$364	$—	$—	$—	$—

Interest expense	$3,380	$4,013	$2,999	$2,403	$519

Total expenses	$3,927	$4,233	$3,153	$2,722	$576

Net income	$2,238	$2,416	$1,744	$3,164	$698

(1)	Amounts represent 100% of the limited partnership interests in the Joint Ventures.
(2)	From April 12, 2002 (inception) to December 31, 2002.
(3)	From October 7, 2003 (inception) to December 31, 2003.

We owned 100% of the subordinate interests of the Joint Ventures as of December 31, 2004. Our limited partnership allocation of the net income of the Joint Ventures prior to 2004 was as follows:

	2000 Joint Venture		2001 Joint Venture
	2003	2002	2003	2002
		(In thousands)

Net income	$1,482	$1,501	$1,027	$1,072

			2003
			Joint
	2002 Joint Venture		Venture
	2003	2002 (1)	2003 (2)
	(In thousands)

Net income	$816	$675	$310

(1)	From April 12, 2002 (inception) to December 31, 2002
(2)	From October 7, 2003 (inception) to December 31, 2003

As a result of the merger on February 29, 2004, we now service all loans held by the QSPEs. Servicing fee income for the year ended December 31, 2004 for loans held by the QSPEs was approximately $781,000 and is included in other income in our consolidated statement of income for 2004. We have not established a servicing asset or liability related to the loans held by the QSPEs as the servicing fees are considered adequate compensation. PMC Capital, Inc. was the servicer for all loans receivable held by the QSPEs prior to the merger; therefore, no servicing fees were earned or received by us for the years ended December 31, 2003 or 2002.

We received approximately $15.1 million and $3.7 million in cash distributions from the Joint Ventures during 2004 and 2003, respectively. The annualized yield on our Retained Interests, which is comprised of the income earned less realized losses, was 11.5%, 12.3% and 13.2% during 2004, 2003 and 2002, respectively.

In accordance with Emerging Issues Task Force issue number 02-09, as a result of a delinquent loan on which we initiated foreclosure and were contractually allowed to repurchase from the QSPE, we recorded a loan receivable and a corresponding due to affiliate at the estimated fair value of the loan receivable of approximately $2.1 million. The principal balance of this loan in the 2001 Joint Venture was approximately $2.5 million.

Note 6. Restricted Investments:

Restricted investments consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Escrow and capital expenditures accounts	$1,268	$2,170
Structured noteholders reserve account	1,439	1,265
Structured noteholders collection account	369	461
Other	20	172

	$3,096	$4,068

The escrow and capital expenditures accounts represent restricted investments maintained pursuant to our Lease Agreement. At December 31, 2003, the escrow account included a deposit equal to two months’ base rent. This escrow account was released to us during 2004 to repay certain of Arlington’s obligations. In accordance with the terms of the Lease Agreement, we deposit the Percentage Rent received into a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred.

The structured noteholders reserve and collection accounts represent cash collected that has not yet been remitted to the structured noteholders and reserve account balances that are required to be held as collateral on behalf of the structured Noteholders of PMCT Trust. The structured Noteholders reserve account is currently at its minimum. The collection and reserve accounts consist of cash and liquid money market funds.

Note 7. Revolving Credit Facility and Notes and Debentures Payable:

Information on our revolving credit facility and notes and debentures payable was as follows:

	December 31,
	2004		2003		Weighted
			Face Amount		Average
	Face	Carrying	and Carrying	Range of	Coupon
	Amount	Value	Value	Maturities	Rate
	(In thousands)
Revolving credit facility	$14,600	$14,600	$—	2005	4.13%
Structured notes payable	7,244	7,244	18,667	2006 to 2018	6.37%
Mortgage notes payable	14,191	14,191	14,713	2005 to 2019	6.82%
Uncollateralized notes payable	20,000	20,017	—	2005 to 2006	5.40%
Debentures payable	18,500	19,297	—	2005 to 2013	7.27%

	$74,535	$75,349	$33,380

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal payments on our revolving credit facility, notes and debentures payable at December 31, 2004 were as follows (face amount):

Years Ending
December 31,	Total (1)
(In thousands)
2005	$33,703
2006	16,552
2007	1,023
2008	2,160
2009	3,172
Thereafter	17,925

$74,535

(1)	Payments of the structured notes payable are dependent upon the timing of the cash flows received from the underlying loans receivable.

Revolving Credit Facility
PMC Commercial has a revolving credit facility which provides funds to originate loans collateralized by commercial real estate. The revolving credit facility matures in December 2005 and provides us with credit availability up to $40 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. At December 31, 2004, we were in compliance with the covenants of this facility. On February 7, 2005, we completed a $100 million conduit warehouse facility and a portion of the outstanding balance on our revolving credit facility ($15 million) was repaid and our revolving credit facility was reduced from $40 million to $20 million.

Structured Notes Payable
In June 1998, PMC Commercial formed a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans that we contributed to the partnership. At December 31, 2004 and 2003, the principal amount of the outstanding underlying loans receivable was approximately $12.9 million and $26.0 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

Mortgage Notes Payable
We have entered into eleven mortgage notes payable, each collateralized by a Hotel Property. Four of the mortgage notes payable are through our subsidiaries formed to issue the mortgage notes and seven are through PMC Commercial. The mortgage notes payable of PMC Commercial have a weighted average interest rate of 6.0%, mature between December 2005 and August 2019 and have amortization periods of 20 years. At December 31, 2004 and 2003, the aggregate balances outstanding on these obligations were approximately $8.3 million and $8.6 million, respectively. During June 2004 (at maturity), a $1.5 million fixed-rate mortgage payable with an interest rate of 7.5% was “rolled-over” into a new $1.5 million variable-rate mortgage payable with an interest rate of prime plus 0.5% and a maturity in June 2009. A mortgage note payable with a principal balance of $1.5 million matured in October 2004 at an interest rate of 8.0% and was “rolled-over” into a new $1.5 million variable-rate mortgage payable at an interest rate of prime plus 0.5% and a maturity in November 2009.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The four mortgage notes payable of our subsidiaries have a weighted average interest rate of approximately 8.0% and relate to four Hotel Properties. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At December 31, 2004 and 2003, the aggregate balances outstanding on these mortgage notes payable were approximately $5.9 million and $6.1 million, respectively, of which approximately $3.1 million and $3.3 million, respectively, were guaranteed by PMC Commercial.

Uncollateralized Notes Payable
Our uncollateralized notes payable outstanding at December 31, 2004 were assumed in connection with the merger and mature from July 2005 to July 2006 with a weighted average cost of funds of 5.3% at December 31, 2004. Quarterly interest only payments are due on the uncollateralized notes payable until maturity. These notes payable require us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 2004, we were in compliance with the covenants of these notes payable. During April 2004 and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of these notes payable using existing cash and our revolving credit facility. During March 2005, we prepaid, without penalty, the $20 million of uncollaterized notes payable.

Debentures Payable
Debentures payable, assumed in connection with the merger, represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures mature from September 2005 to September 2013 with a weighted average cost of funds at December 31, 2004 of 6.0%. Semi-annual interest only payments are due on the debentures until maturity.

Note 8. Cumulative and Redeemable Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 at the merger date. Dividends of approximately $75,000 were recognized on the 3% Preferred Stock during 2004 and are reflected in our consolidated statements of income as minority interest.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have classified the 4% Preferred Stock as a liability on our consolidated balance sheet. The 4% Preferred Stock was valued at $3,420,000 at the merger date. Dividends of approximately $134,000 were recognized on the 4% Preferred Stock during 2004 and are included in interest expense in our consolidated statement of income.

Note 9. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,134,000, 6,448,000 and 6,444,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 18,000, 12,000 and 12,000 shares, respectively, during 2004, 2003 and 2002 for the dilutive effect of stock options.

For purposes of calculating earnings per share, the gain on sale of loans receivable of $711,000 and $562,000 for the years ended December 31, 2003 and 2002, respectively, has been combined with income from continuing operations.

Not included in the computation of diluted earnings per share were outstanding options to purchase 59,875, 15,000 and 57,600 common shares during 2004, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of the stock.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Dividends:

On January 12, 2004, we paid a $0.38 per share quarterly dividend to common shareholders of record on December 31, 2003. On February 27, 2004, we paid a $0.243 per share quarterly dividend to common shareholders of record on February 23, 2004. The Board of Trust Managers declared the remaining $0.137 per share quarterly dividend (total of $0.38 per share for the first quarter of 2004) to common shareholders of record on March 31, 2004, which was paid on April 12, 2004. Subsequent to the merger, the Board of Trust Managers declared $0.34 per share quarterly dividends to common shareholders of record on June 30, 2004, September 30, 2004 and December 31, 2004 which were paid on July 12, 2004, October 12, 2004 and January 10, 2005, respectively. In March 2005, the Board of Trust Managers declared a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005 which will be paid on April 11, 2005.

We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

Note 11. Taxable Income:

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

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The TRS’s are PMCIC, First Western and PMC Funding. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our evaluation, it is more likely than not that they will not be realized. We previously have provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles our net income to REIT taxable income:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)

Net income	$24,781	$8,174	$9,936
Less: TRS net income, net of tax	(145)	—	—
Add: book depreciation	1,872	1,967	2,121
Less: tax depreciation	(1,935)	(1,927)	(1,987)
Book/tax difference on losses (gains) on sales	135	(650)	(550)
Book/tax difference on Retained Interests, net	3,557	672	486
Negative goodwill	(11,593)	—	—
Asset valuation	(516)	310	65
Other book/tax differences, net	96	127	(55)

REIT taxable income	$16,252	$8,673	$10,016

Distributions declared	$14,140	$9,932	$10,440

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2004		2003		2002
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Ordinary income	$1.400	100.00%	$1.487	96.53%	$1.517	93.67%
Capital gains	—	—	0.053	3.47%	0.103	6.33%

	$1.400	100.00%	$1.540	100.00%	$1.620	100.00%

Income tax provision related to the TRS’s consists of the following:

Year Ended
December 31,
2004
(In thousands)
Federal:
Current	$152
Deferred	(36)

$116

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

Year Ended
December 31, 2004
(In thousands)
Income before income taxes for TRS’s	$261

Expected Federal income tax provision	$91
Preferred dividend of subsidiary recorded as minority interest	25

Income tax provision	$116

The components of the net deferred tax asset at December 31, 2004 were as follows (in thousands):

Deferred tax assets:
Operating loss carryforwards	$171
Servicing asset	188
Loan valuation	105
Premiums on acquired notes and debentures payable	133
Other	80

Total gross deferred tax assets	677
Valuation allowance	171

506

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	179

Total gross deferred tax liabilities	179

Deferred tax asset, net	$327

The net operating loss carryforwards were generated by PMC Funding. These net operating loss carryforwards are available to offset future taxable income of PMC Funding. However, based on PMC Funding’s historical and anticipated pretax earnings, management does not believe that we will realize the benefit of these net operating loss carryforwards. Accordingly, they were valued at zero at December 31, 2004. The net operating loss carryforwards expire from 2012 to 2022.

Note 12. Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144. In accordance with SFAS No. 144, the operations of our hotel properties either sold during 2002, 2003 or 2004 or held for sale at December 31, 2004 have been reflected as discontinued operations in our accompanying statements of income and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during 2003 and 2002.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property sales included in discontinued operations consisted of the following:

	Years Ended December 31,
	2004		2003		2002
	(In thousands, except number of property sales and footnotes)
Number of sales of real estate:
Hotel properties	2		1		2
Assets acquired in liquidation	7	(1)	1		—

	9		2		2

Net sales proceeds — hotel properties	$3,513		$2,160	(2)	$5,061	(3)
Net book value of hotel properties sold	(3,983)		(1,877)		(4,398)

	(470)		283		663

Net sales proceeds — assets acquired in liquidation	$3,052	(4)	$333		$—
Net book value of assets acquired in liquidation sold	(2,834)		(333)		—

	218		—		—

Net gain (loss) on sales of real estate	$(252)		$283		$663

(1)	Includes four sales of real estate (assets acquired in liquidation) by First Western with net sale proceeds of $423,000, net book value of $416,000 and a net gain on sales of real estate of $7,000.
(2)	We financed the hotel property sale through origination of a loan of $1,669,000 at an interest rate of LIBOR plus 4%.
(3)	We financed one of the hotel property sales through origination of a loan of $2,004,000 at an interest rate of LIBOR plus 4%.
(4)	We financed two of the asset acquired in liquidation sales through origination of loans of $900,000 each with interest rates of LIBOR plus 4.5%.

In conjunction with the sale of a hotel property in August 2004, Arlington provided us with a Shortfall note receivable with an estimated fair value of $624,000 representing the lease termination fee which is the difference between the Stated Value of the property and the proceeds received from the third party purchaser. The lease termination fee is included in net earnings from discontinued operations in our consolidated statement of income. In addition, in conjunction with the sale of a hotel property in December 2004, Arlington provided us with a Shortfall note receivable with an estimated fair value of $443,000 and we recorded a corresponding deferred liability which is included in other liabilities in our consolidated balance sheet. The Shortfall note receivable bears interest at a fixed rate of 8.5% and matures in 2011.

The real estate investment held for sale at December 31, 2004 is one of our Hotel Properties with a Stated Value of $2.3 million which was sold for approximately $2.1 million to a third party during March of 2005 for a gain of approximately $150,000. Arlington provided us with a Shortfall note receivable with an estimated fair value of $267,000 and we recorded a corresponding deferred liability.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our discontinued operations consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Lease income	$735	$951	$1,186
Lease termination fee income	624	—	—
Depreciation	(162)	(232)	(305)
Advisory fees	(8)	(60)	(73)
Other expenses	(2)	—	—

Net earnings	1,187	659	808

Net gain (loss) on sales of real estate	(252)	283	663

Discontinued operations	$935	$942	$1,471

Note 13. Other Income:

     Other income consisted of the following:

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Servicing income	$1,142	$—	$—
Prepayment fees	656	108	813
Debt release income	175	—	—
Other loan related fees	475	231	351

Other income	$2,448	$339	$1,164

Note 14. Dividend Reinvestment and Cash Purchase Plan:

We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January 2000. In addition, since January 2000 we have been using the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan. Accordingly, there were no plan shares issued during 2004, 2003 and 2002.

Note 15. Profit Sharing Plan:

Commencing with the merger, we have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $183,000 was expensed during 2004. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Stock-Based Compensation Plans:

Options have been issued pursuant to two stock-based compensation plans, the 1993 Employee Share Option Plan (the “Employee Plan”) and the Trust Manager Share Option Plan (the “Trust Manager Plan”), referred to collectively as the “Stock Option Plans.” The Stock Option Plans provided that the exercise price of any stock option would not be less than the fair market value of our Common Stock on the date of grant. In general, all options vested immediately. The Stock Option Plans expired in December 2003; thus, no additional options will be issued unless new stock option plans are approved by the shareholders.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

The Trust Manager Plan was a nondiscretionary plan pursuant to which options to purchase 2,000 Common Shares were granted to certain trust managers on the date such trust manager took office. In addition, options to purchase 1,000 shares were granted on June 1 of each year through December 31, 2003. Such options were exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Manager Plan became exercisable one year after date of grant and expired if not exercised on the earlier of (i) 30 days after the option holder no longer held office for any reason or (ii) within five years after date of grant. We issued 5,000 options under the Trust Manager Plan during 2003 and 2002. Due to expiration of the Trust Manager Plan, we did not grant any options under the Trust Manager Plan during 2004.

A summary of the status of our stock options as of December 31, 2004, 2003 and 2002 and the changes during the years ended on those dates are as follows:

	2004		2003		2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	150,876	$12.64	204,426	$13.86	202,976	$15.28
Granted	—	—	5,000	$13.78	54,800	$13.29
Acquired in the merger	88,483	$19.19	—	—	—	—
Exercised	(59,500)	$11.58	(6,500)	$12.76	(5,000)	$12.80
Forfeited	(92)	$12.97	(8,950)	$14.92	(600)	$18.63
Expired	(15,507)	$19.97	(43,100)	$18.05	(47,750)	$19.78

Outstanding, December 31	164,260	$15.86	150,876	$12.64	204,426	$13.86

Exercisable, December 31	164,260	$15.86	145,876	$12.60	199,426	$13.83

Weighted-average fair value of stock options granted during the year	—		$0.38		$0.60

Upon notification of intent to exercise stock options, our policy is to first verify that the options are exercisable, then to contact our transfer agent instructing them to issue new shares and then to collect the cash proceeds. We received approximately $378,000 in cash proceeds related to the cash exercise of stock options during 2004. In addition, we issued 6,620 Common Shares to certain of our executive officers in exchange for 27,750 stock options utilizing stock-for-stock exercise provisions of the Employee Plan.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003 and 2002:

	Years Ended December 31,
	2003	2002
Assumption:
Expected Term (years)	3.0	3.0
Risk-Free Interest Rate	1.48%	2.33%
Expected Dividend Yield	11.03%	12.20%
Expected Volatility	18.50%	22.61%

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Range of	Outstanding	Contract Life	Exercise
Exercise Prices	at 12/31/04	(in years)	Price
$10.75 to $12.97	18,885	3.5	$12.85
$13.125 to $14.90	90,500	2.5	$13.27
$17.95 to $24.49	54,875	1.5	$21.15

$10.75 to $24.49	164,260	2.3	$15.86

Note 17. Supplemental Disclosure of Cash Flow Information:

Supplemental cash flow information was as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid for interest	$4,727	$3,138	$3,218

Cash paid for income taxes	$85	$—	$—

Non-cash investing activities:
Loan receivable established through due to affiliates, net	$2,126	$—	$—

Reclassification from loans receivable to assets acquired in liquidation	$2,115	$—	$—

Loans receivable originated in connection with the sale of assets acquired in liquidation	$1,800	$1,669	$2,044

Note receivable and deferred liability recorded upon sale of hotel property	$443	$—	$—

Loans and interest receivable transferred to QSPEs, net	$—	$4,592	$2,810

Reclassification from Retained Interests to due to affiliates, net	$—	$781	$—

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 2 for information on assets acquired and liabilities assumed in connection with the merger with PMC Capital.

Note 18. Fair Values of Financial Instruments:

The estimates of fair value as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented below may not be indicative of the amounts we could realize in a current market exchange.

The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$128,234	$129,392	$50,534	$50,761
Retained Interests	70,523	70,523	30,798	30,798
Cash and cash equivalents	9,065	9,065	1,078	1,078
Restricted investments	3,096	2,829	4,068	3,782
Mortgage-backed security of affiliate	1,027	1,027	—	—
Note receivable, net	733	733	—	—

Liabilities:
Notes and debentures payable	60,749	61,376	33,380	34,514
Redeemable preferred stock of subsidiary	3,488	3,488	—	—
Revolving credit facility	14,600	14,600	—	—

Loans receivable, net and Notes receivable: We generally estimate the fair value of variable-rate loans to approximate the remaining unamortized principal of the loan less any purchase or other discounts, unless there is doubt as to realization of the loan. In addition, we generally estimate the fair value of fixed-rate loans and notes based on a net present value calculation utilizing current market interest rates and anticipated principal collections. A valuation reserve is established for a problem loan or note based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans and notes receivable may differ from the values that would be placed on the portfolio if a ready market for the receivables existed.

Retained Interests and Mortgage-backed security of affiliate: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 4.

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

Notes and debentures payable: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable preferred stock of subsidiary: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is a variable rate of interest.

Note 19. Related Party Transactions:

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

Pursuant to the IMA we were charged fees between 0.40% and 1.55% annually, based on the average principal outstanding of our loans receivable. The IMA also provided for a fee of $10,000 upon the sale of each Hotel Property and an annual loan origination fee equal to five basis points for the first $20 million of loans funded and 2.5 basis points thereafter. As a result of the merger, the IMA was terminated.

The Lease Supervision Agreement provided for an annual fee of 0.70% of the original cost of the Hotel Properties to be paid to PMC Advisers for providing services relating to the leases on the Hotel Properties. In addition, the Lease Supervision Agreement provided for a fee in connection with the acquisition of properties of 0.75% of the acquisition cost. As a result of the merger, the Lease Supervision Agreement was terminated.

Fees associated with the Advisory Agreements consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Investment management fee	$310	$2,047	$1,927
Lease supervision fee	60	378	401

Total fees incurred	370	2,425	2,328
Less:
Management fees included in discontinued operations	(8)	(60)	(73)
Fees incurred on behalf of the QSPEs	(74)	(338)	(298)
Cost of structured loan sale transactions	—	(102)	(57)
Cost of property sales	—	(10)	(20)
Fees capitalized as cost of originating loans	—	(108)	(135)

Advisory and servicing fees to affiliate, net	$288	$1,807	$1,745

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Selected Quarterly Financial Data: (unaudited)

     The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	For the Year Ended December 31, 2004
		Income From
		Continuing	Net		Earnings
	Revenues (1)	Operations (1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$4,439	$2,505	$14,246	(2)	$1.79	(2)
Second Quarter	6,602	3,189	3,583		$0.33
Third Quarter	6,711	2,773	3,148	(3)	$0.29	(3)
Fourth Quarter	7,607	3,786	3,804		$0.35

	$25,359	$12,253	$24,781		(4)

	For the Year Ended December 31, 2003
		Income From
		Continuing	Net		Earnings
	Revenues (1)	Operations (1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$3,414	$1,634	$1,812		$0.28
Second Quarter	3,610	1,664	1,839		0.29
Third Quarter	3,812	1,816	2,265	(5)	0.35	(5)
Fourth Quarter	3,245	1,407	2,258	(6)	0.35	(6)

	$14,081	$6,521	$8,174		$1.27

(1)	Certain amounts were previously reported in continuing operations in our quarterly filings on Form 10-Q. Such amounts have been reclassified to discontinued operations in accordance with SFAS No. 144.
(2)	Includes negative goodwill of $11,593,000 related to our merger.
(3)	Includes a loss of $354,000 from the sale of a hotel property. Also includes termination fee income of $624,000 from the sale of a hotel property.
(4)	Due to the merger on February 29, 2004, our weighted average shares have fluctuated significantly and the sum of our quarterly earnings per share will not equal year-to-date earnings per share of $2.44.
(5)	Includes a gain of $283,000 from the sale of a hotel property.
(6)	Includes a gain of $711,000 related to our structured loan sale transaction.

Note 21. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were $30.3 million at December 31, 2004, of which (i) $4.9 million represents commitments of our SBICs and (ii) $6.9 million are for loans to be originated by First Western, approximately 75% of which will be sold pursuant to Secondary Market Loan Sales. At December 31, 2004, approximately $8.3 million of our cash and cash equivalents was only available for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. As a result, PMC Commercial may have to borrow funds on its revolving credit facility to make investments even though our SBICs have available cash and cash equivalents.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.75% to 2.75% and over LIBOR generally ranging from 3.5% to 4.5%. The weighted average interest rate on our loan commitments and approvals at December 31, 2004 was approximately 6.9%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Amount
(In thousands)
2005	$155
2006	167
2007	179
2008	191
2009	203
Thereafter	401

$1,296

Rental expense, which is being recorded on a straight-line basis, amounted to approximately $133,000 during 2004.

Employment Agreements
In connection with the merger, we assumed employment agreements with certain of our executive officers. During the third quarter of 2004, we extended the outstanding employment periods of these executive officers from September 2006 to July 2007. Future payments under these contracts are approximately $1,108,000, $1,108,000 and $647,000 for 2005, 2006 and 2007, respectively. Compensation to officers was approximately $1.1 million during 2004.

Structured Loan Financing Transaction
Our structured loan financing is not treated as a sale for financial reporting purposes. Distributions of the net assets from PMCT Trust, pursuant to its trust indenture, are limited and restricted. The reserve requirement is currently at its minimum of $1.4 million at December 31, 2004. The reserve fund balance is included in restricted investments on our consolidated balance sheet.

Structured Loan Sale Transactions
The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. As a result of a delinquent loan with a principal balance of approximately $2.5 million related to a structured loan sale transaction, a Credit Enhancement Provision was triggered. We repaid the noteholders using the reserve fund; thus, the reserve fund was below its minimum required balance. Cash flows of approximately $1.5 million have been deferred and utilized to replenish the reserve fund requirement (an additional $1.0 million is currently necessary to replenish the reserve fund to its required balance). Cash flows up to a maximum of $2.5 million may be deferred and utilized to fund the increased reserve requirement related to this loan. Management believes that these funds used to rebuild the reserve fund will be distributed to us in future periods. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental
PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at December 31, 2004 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $500,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation.

On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by the State of Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability.

Litigation
In the normal course of business, including our assets acquired in liquidation and the QSPEs, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Note 22. Business Segments:

Operating results and other financial data are presented for our reportable business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (i) the Lending Division, which originates loans receivable to small businesses primarily in the hospitality industry and (ii) the Property Division which owns the Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Years Ended December 31,
	2004			2003
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$10,610	$10,610	$—	$6,115	$6,115	$—
Lease income	5,460	—	5,460	5,024	—	5,024
Income from Retained Interests	8,763	8,763	—	2,942	2,942	—
Premium income	526	526	—	—	—	—

Total	25,359	19,899	5,460	14,081	9,057	5,024

Expenses:
Interest (1)	4,549	2,928	1,621	3,204	1,480	1,724
Depreciation	1,710	2	1,708	1,646	—	1,646
Salaries and related benefits (2)	3,557	3,201	356	—	—	—
Advisory and servicing fees to affiliate, net	288	236	52	1,807 1	,499	308
General and administrative	1,882	1,868	14	526	509	17
Realized losses on Retained Interests	1,182	1,182	—	—	—	—
Impairment loss on asset acquired in liquidation	—	—	—	67	67	—
Provision for (reduction of) loan losses, net	(253)	(253)	—	310	310	—

Total	12,915	9,164	3,751	7,560	3,865	3,695

Income before income tax provision, minority interest, discontinued operations and extraordinary item	12,444	10,735	1,709	6,521	5,192	1,329
Income tax provision	(116)	(116)	—	—	—	—
Minority interest (preferred stock dividend of subsidiary)	(75)	(75)	—	—	—	—

Income from continuing operations	12,253	10,544	1,709	6,521	5,192	1,329

Discontinued operations:
Net gain (loss) on sales of real estate	(252)	218	(470)	283	—	283
Net earnings	1,187	13	1,174	659	—	659

	935	231	704	942	—	942

Gain on sale of loans receivable	—	—	—	711 7	11	—

Income before extraordinary item	13,188	10,775	2,413	8,174	5,903	2,271
Extraordinary item:
Negative goodwill	11,593	11,593	—	—	—	—

Net income	$24,781	$22,368	$2,413	$8,174	$5,903	$2,271

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement, as amended.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2002
		Lending	Property
	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$7,400	$7,400	$—
Lease income	4,954	—	4,954
Income from Retained Interests	2,893	2,893	—

Total	15,247	10,293	4,954

Expenses:
Interest (1).	3,445	1,898	1,547
Depreciation	1,597	—	1,597
Advisory and servicing fees to affiliate, net	1,745	1,437	308
General and administrative	385	367	18
Realized losses on Retained Interests	53	53	—
Impairment loss on asset acquired in liquidation	54	54	—
Provision for loan losses	65	65	—

Total	7,344	3,874	3,470

Income from continuing operations	7,903	6,419	1,484

Discontinued operations:
Net gain on sales of real estate	663	—	663
Net earnings	808	—	808

	1,471	—	1,471

Gain on sale of loans receivable	562	562	—

Net income	$9,936	$6,981	$2,955

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.

Total assets were allocated as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Lending Division	$214,252	$86,014	$100,717
Property Division	39,588	45,722	48,981

	$253,840	$131,736	$149,698

Additions to furniture, fixtures and equipment were as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Lending Division	$10	$—	$—
Property Division	595	290	388

	$605	$290	$388

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Subsequent Event:

Conduit Warehouse Facility
     On February 7, 2005, we entered into a $100.0 million conduit warehouse facility (the “Conduit Facility”) with a concurrent reduction in our revolving credit facility from $40.0 million at December 31, 2004 to $20.0 million. In conjunction with the Conduit Facility, we created a new subsidiary, PMC Conduit, L.P., which will hold the assets and liabilities of the Conduit Facility.

     The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold and/or contributed to PMC Conduit, L.P. While PMC Commercial has not guaranteed the repayment of the Conduit Facility, PMC Commercial must repurchase the loans securing the Conduit Facility if certain of the representations and warranties made by PMC Commercial in connection with the Conduit Facility are breached. Approximately $24.4 million of our loans were contributed to PMC Conduit, L.P. who immediately advanced $15.0 million under the Conduit Facility which was used to repay a portion of the balance outstanding on our revolving credit facility at February 7, 2005. Interest payments on the advances are payable by PMC Conduit, L.P., on a monthly basis, and PMC Conduit L.P.’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. We anticipate that future advances under the Conduit Facility will be used to further invest in loans. The Conduit Facility allows for advances based on the amount of eligible collateral contributed to the Conduit Facility and has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. The ability to make advances under the Conduit Facility expires February 6, 2008. At the end of each annual period commencing February 6, 2006, the alternate lenders have the option to extend their respective commitments for an additional 364-day period. If the Conduit Facility is not extended, any and all principal amounts outstanding and all accrued and unpaid interest would be immediately due and payable. In connection with the closing of our $100 million Conduit Facility, we incurred approximately $550,000 in costs including a fee to the financial institution of $350,000.

Junior Subordinated Debt
     On March 15, 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 15, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt. The Preferred Trust issued shares of its preferred beneficial interest (the “Preferred Securities”) to an unaffiliated party in exchange for approximately $26.3 million and issued shares of common beneficial interest to PMC Commercial for $820,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (approximately 6.25% as of March 15, 2005) and generally may not be redeemed prior to March 15, 2010. After payment of costs associated with the issuance of approximately $800,000, the proceeds from the sale of the Preferred Securities were approximately $25.5 million. The net proceeds were used to prepay, without penalty, the $20 million of uncollateralized notes payable and the remainder was used to repay a portion of the outstanding balance on our Conduit Facility.

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2004
( In thousands )

		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other				end
Description	of period	expenses	accounts		Deductions		of period
Year ended December 31, 2002:
Loan Loss Reserves	$300	$65	$—		$—		$365

Year ended December 31, 2003:
Loan Loss Reserves	$365	$310	$—		$—		$675

Year ended December 31, 2004:
					$(258	)(1)
					(675	)(2)

Loan Loss Reserves	$675	$422	$—		$(933)		$164

Deferred Tax Asset Valuation Allowance	$—	$—	$171	(3)	$—		$171

(1)	Principal written off.

(2)	During 2004, $675,000 of previously recorded loan loss reserves was reversed due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment of all principal on the loan.

(3)	We acquired net operating losses in the merger with PMC Capital which were fully reserved at acquisition.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
( In thousands, except footnotes )

					Cost Capitalized			Gross Amounts at
					Subsequent			Which Carried at
		Initial Cost			To Acquisition			Close of Period(1)
			Building	Furniture		Building	Furniture		Building	Furniture
			and	and		and	and		and	and
Description of Property	Encumbrances	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Total
The following are all hotel properties operating as Amerihost Inns
Ashland, OH	$—	$215	$2,626	$185	$—	$5	$104	$215	$2,631	$289	$3,135
Coopersville ,MI	1,303	242	1,999	180	—	4	89	242	2,003	269	2,514
Eagles Landing, GA(2)	—	325	1,815	180	—	4	34	325	1,819	214	2,358
Grand Rapids-N, MI	1,497	221	2,323	180	—	5	56	221	2,328	236	2,785
Grand Rapids-S, MI	1,411	368	2,173	183	—	4	70	368	2,177	253	2,798
Jackson, TN	—	403	1,936	183	—	4	46	403	1,940	229	2,572
McKinney, TX	—	273	2,066	183	—	4	72	273	2,070	255	2,598
Monroe, MI	—	273	2,060	189	—	4	137	273	2,064	326	2,663
Mosinee, WI	1,056	140	1,416	159	—	3	81	140	1,419	240	1,799
Mt. Pleasant, IA	951	179	1,851	189	—	4	101	179	1,855	290	2,324
Rochelle, IL	838	221	2,017	183	—	4	161	221	2,021	344	2,586
Storm Lake, IA	1,285	220	1,716	183	—	3	55	220	1,719	238	2,177
Tupelo, MS	—	236	1,901	183	—	4	46	236	1,905	229	2,370
Wooster-E, OH	—	171	1,673	174	—	3	66	171	1,676	240	2,087
Wooster-N, OH	—	263	1,575	229	—	7	71	263	1,582	300	2,145
Macomb, IL	1,585	194	2,277	180	—	4	69	194	2,281	249	2,724
Sycamore, IL	1,544	250	2,220	180	—	4	78	250	2,224	258	2,732
Marysville, OH	1,308	300	2,712	237	—	6	95	300	2,718	332	3,350
Plainfield, IN	1,414	300	1,962	180	—	4	68	300	1,966	248	2,514

	$14,192	$4,794	$38,318	$3,540	$—	$80	$1,497	$4,794	$38,398	$5,039	$48,231

(1) The aggregate cost of our real estate for Federal income tax purposes was $48,231,000 (unaudited).

(2) Real estate investment held for sale.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
( In thousands )

Description of Property	Accumulated
	Depreciation —			Life upon
	Building and			Which
The following are all hotel	Improvements;			Depreciation
properties operating as	Furniture and	Date of	Date of	in Statement
Amerihost Inns;	Fixtures	Construction	Acquisition	Is Computed
Ashland, OH	$649	8/9/1996	6/30/1998	7 - 35 years
Coopersville ,MI	548	1/9/1996	6/30/1998	7 - 35 years
Eagles Landing, GA	499	8/8/1995	6/30/1998	7 - 35 years
Grand Rapids-N, MI	587	7/5/1995	6/30/1998	7 - 35 years
Grand Rapids-S, MI	571	6/11/1997	6/30/1998	7 - 35 years
Jackson, TN	527	4/1/1998	6/30/1998	7 - 35 years
McKinney, TX	546	1/6/1997	6/30/1998	7 - 35 years
Monroe, MI	591	9/19/1997	6/30/1998	7 - 35 years
Mosinee, WI	429	4/30/1993	6/30/1998	7 - 35 years
Mt. Pleasant, IA	535	7/2/1997	6/30/1998	7 - 35 years
Rochelle, IL	550	3/7/1997	6/30/1998	7 - 35 years
Storm Lake, IA	486	3/13/1997	6/30/1998	7 - 35 years
Tupelo, MS	517	7/25/1997	6/30/1998	7 - 35 years
Wooster-E, OH	482	1/18/1994	6/30/1998	7 - 35 years
Wooster-N, OH	490	10/21/1995	6/30/1998	7 - 35 years
Macomb, IL	525	5/1/1995	3/23/1999	7 - 35 years
Sycamore, IL	515	5/31/1996	3/23/1999	7 - 35 years
Marysville, OH	638	6/1/1990	3/5/1999	7 - 35 years
Plainfield, IN	464	9/1/1992	3/5/1999	7 - 35 years

	$10,149

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(In thousands, except footnotes)

Gross amount carried:
		Totals

Balance at December 31, 2001		$58,995

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	388

Other (describe)	—	$388

Deductions during period:
Cost of real estate sold	$(4,965)

Other (describe)		$(4,965)

Balance at December 31, 2002		$54,418

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	290

Other (describe)	—	$290

Deductions during period:
Cost of real estate sold	$(2,159)

Other (describe)		$(2,159)

Balance at December 31, 2003		$52,549

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	595
Other (describe)	—	$595

Deductions during period:
Cost of real estate sold	$(4,913)

Other (describe)	—	$(4,913)

Balance at December 31, 2004(1)		$48,231

Accumulated Depreciation:
Balance at December 31, 2001	$6,277
Additions during period:
Depreciation expense during the period	1,903

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(567)

Balance at December 31, 2002.	$7,613

Additions during period:
Depreciation expense during the period	1,879

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(282)

Balance at December 31, 2003	$9,210

Additions during period:
Depreciation expense during the period	1,870

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(931)

Balance at December 31, 2004 (1)	$10,149

(1) Includes property held for sale with a cost of $2,358,000 and accumulated depreciation of $499,000.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004
(Dollars in thousands, except footnotes)

Conventional Loans — States 2% or greater (1):

	Number					Final	Carrying
	of	Size of Loans		Interest Rate		Maturity	Amount of
	Loans	From	To	Variable	Fixed	Date	Mortgages
Virginia	1	$0	$1,000	6.51%	NA	12/1/2006	$632
Virginia	1	$1,000	$2,000	6.01%	NA	2/28/2023	1,510
Virginia	1	$2,000	$3,000	6.02%	NA	10/4/2024	2,707
Virginia	3	$3,000	$4,000	6.01% to 6.51%	NA	4/25/23--6/29/24	9,698
Texas (2)	13	$0	$1,000	6.01% to 7.01%	10.50% to 10.63%	10/15/05--12/24/24	7,680
Texas	4	$1,000	$2,000	6.01%	NA	3/1/22--4/22/24	6,023
Florida	2	$0	$1,000	NA	8.5% to 10.25%	4/30/06--11/23/09	547
Florida	1	$1,000	$2,000	NA	8.90%	4/1/2025	1,220
Florida	2	$2,000	$3,000	NA	8.24% to 8.90%	5/17/21--1/01/24	5,368
Florida	1	$3,000	$4,000	6.26%	NA	7/1/2024	3,675
Arizona (3)	1	$0	$1,000	6.51%	NA	3/29/2005	717
Arizona	3	$1,000	$2,000	6.26% to 6.51%	NA	5/1/23--9/29/24	3,850
Arizona	1	$2,000	$3,000	6.51%	NA	8/11/2024	2,304
Arizona	1	$3,000	$4,000	6.26%	NA	1/1/2024	3,086
Ohio	2	$0	$1,000	NA	9.75% to 10.50%	5/31/16--11/28/20	439
Ohio	3	$1,000	$2,000	6.26% to 6.76%	9.00%	9/28/09--5/28/24	3,913
Ohio	1	$2,000	$3,000	6.01%	NA	2/5/2024	2,920
New Mexico	1	$0	$1,000	6.26%	NA	3/10/2023	853
New Mexico	2	$1,000	$2,000	6.26% to 6.51%	NA	3/4/24--5/17/24	2,699
New Mexico	1	$2,000	$3,000	NA	9.90%	2/16/2021	2,126
New York (4)	1	$0	$1,000	8.26%	NA	9/19/2013	407
New York	3	$1,000	$2,000	5.51% to 6.38%	NA	4/9/23--3/1/24	4,386
Georgia	4	$0	$1,000	6.51%	8.50%	11/1/04--12/3/22 (5)	2,392
Georgia	1	$2,000	$3,000	6.96%	NA	12/22/2024	2,334
Pennsylvania	1	$0	$1,000	7.01%	NA	12/29/2015	514
Pennsylvania	1	$1,000	$2,000	6.51%	NA	9/5/2023	1,451
Pennsylvania	1	$2,000	$3,000	NA	10.80%	9/1/2017	2,132
Mississippi	1	$1,000	$2,000	NA	9.25%	4/14/2018	1,134
Mississippi	1	$2,000	$3,000	6.51%	NA	9/29/2023	2,286
Colorado	2	$1,000	$2,000	6.97%	8.90%	5/17/21--12/13/24	3,321
Michigan	1	$3,000	$4,000	6.92%	NA	12/27/2024	3,067
North Carolina	3	$1,000	$2,000	6.51%	NA	5/5/23--5/20/24	3,052
California	2	$0	$1,000	NA	11.25% to 11.28%	7/1/2001 - 6/29/07 (6)	957
California	1	$2,000	$3,000	6.26%	NA	9/18/2023	2,082
South Carolina (7)	1	$0	$1,000	6.26%	NA	1/16/2020	234
South Carolina	2	$1,000	$2,000	6.50% to 6.78%	NA	7/10/18--12/23/24	2,802
Iowa	1	$2,000	$3,000	6.01%	NA	5/12/2023	2,947
Other	10	$0	$1,000	6.51%	6.00% to 10.75%	11/1/05--10/1/20	5,359
Other	9	$1,000	$2,000	5.88% to 6.69%	9.40% to 11.25%	6/1/05--12/2/24	11,149

	91						$113,973

Footnotes:

(1)	As of December 31, 2004, there were no individual mortgage loans that were 3% of the total loans outstanding.
(2)	Includes two loans with principal outstanding of approximately $649,000 and $92,000 which is collateralized by second liens on properties which are subordinated to our first liens on the respective property.
(3)	An SBA 504 Program loan which is the second lien which is subordinated to our first lien on the property.
(4)	This loan is collateralized by a second lien on property.
(5)	Includes one acquired loan with a maturity date of November 1, 2004. We are currently negotiating with the borrower to extend the loan maturity.
(6)	Includes one SBIC loan with a maturity date of July 1, 2001. We are currently negotiating with the borrower to extend the loan maturity.
(7)	This loan is collateralized by a second lien on property which is subordinated to our first lien on that property.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004
(Dollars in thousands, except footnotes)

SBA 7(a) Loans — States 2% or greater (1):

	Number					Final	Carrying
	of	Size of Loans		Interest Rate		Maturity	Amount of
	Loans	From	To	Variable	Fixed	Date	Mortgages
Texas	28	$0	$100	5.75% to 11.00%	NA	8/10/06--10/30/23	$877
Texas	9	$100	$200	5.75% to 7.25%	NA	3/13/13--9/21/26	1,367
Texas	4	$200	$300	5.75% to 6.75%	NA	4/24/25--6/10/29	999
Texas	3	$300	$400	6.50% to 7.0%	NA	1/25/21--5/22/23	1,021
Texas	1	$400	$500	6.50%	NA	8/23/2024	411
Alabama	2	$200	$300	6.50% to 7.0%	NA	4/28/23--7/27/25	519
Arkansas	2	$0	$100	6.75% to 7.50%	NA	10/25/11--3/17/20	137
Arkansas	1	$100	$200	6.75%	NA	11/12/2021	164
Arizona	1	$0	$100	7.25%	NA	2/10/2008	8
Arizona	1	$300	$400	6.50%	NA	8/16/2024	310
California	2	$0	$100	6.75% to 7.50%	NA	2/28/09--2/12/11	36
California	2	$100	$200	5.75% to 6.50%	NA	1/5/12--8/3/21	348
Florida	5	$0	$100	6.75% to 7.50%	NA	12/14/08--12/16/17	126
Florida	1	$400	$500	6.50%	NA	3/18/2018	404
Georgia	3	$0	$100	5.75% to 7.25%	NA	11/20/08--7/01/20	84
Georgia	2	$100	$200	6.63% to 7.25%	NA	6/1/17--9/25/21	333
Georgia	1	$400	$500	6.75%	NA	9/23/2024	436
Georgia	2	$500	$600	5.75%	NA	6/29/24--11/10/24	1,140
Illinois	1	$200	$300	7.00%	NA	1/13/2023	289
Kansas	2	$0	$100	6.50% to 7.50%	NA	3/17/18--5/13/23	105
Kansas	2	$100	$200	6.50% to 6.75%	NA	5/18/21--11/14/22	275
Missouri	2	$0	$100	7.00% to 7.50%	NA	2/20/11--7/10/23	91
Missouri	2	$100	$200	6.25% to 6.75%	NA	3/29/22--12/19/22	232
Missouri	1	$1,100	$1,200	6.50%	NA	12/14/2029	1,148
Ohio	3	$0	$100	5.75% to 7.25%	NA	5/22/09--10/16/20	139
Ohio	1	$100	$200	7.50%	NA	12/29/2017	162
Ohio	1	$200	$300	6.25%	NA	10/26/2019	208
Ohio	1	$300	$400	7.25%	NA	7/30/2024	310
Oklahoma	5	$100	$200	6.75% to 7.50%	NA	11/24/06--10/15/24	509
Other	18	$0	$100	5.75% to 12.00%	NA	6/11/06--1/10/25	748
Other	6	$100	$200	5.75% to 6.75%	NA	11/27/11--7/21/20	856
Other	2	$200	$300	7.13% to 7.50%	NA	9/18/23--8/30/24	469

	117						$14,261

Footnote:

(1)	Includes approximately $684,000 of loans not secured by real estate and $518,000 of loans secured by second liens on properties which are subordinated to our first liens on the respective property.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004
(In thousands)

Balance at December 31, 2001		$78,485

Additions during period:
New mortgage loans	$32,776

Other — accretion of commitment fees	455	33,231

Deductions during period:
Collections of principal	$(12,268)

Foreclosures	—

Cost of mortgages sold	(27,216)

Amortization of premium	—

Loan loss reserve	(65)

Other — deferral for collection of commitment fees, net of costs	(175)	(39,724)

Balance at December 31, 2002		71,992

Additions during period:
New mortgage loans	$31,320

Other — accretion of commitment fees	362	31,682

Deductions during period:
Collections of principal	$(7,618)

Foreclosures	—

Cost of mortgages sold	(45,032)

Amortization of premium	—

Loan loss reserve	(310)

Other — deferral for collection of commitment fees, net of costs	(130)

Other — reclass of deferred income related to loan receivable	(50)	(53,140)

Balance at December 31, 2003		50,534

Additions during period:
New mortgage loans	$53,659

Mortgage loans acquired in merger with PMC Capital, Inc.	55,145

Other — loan deemed to be repurchased from securitization	2,126

Other — reduction of loan loss reserves	511

Other — accretion of loan fees and discounts	329	111,770

Deductions during period:
Collections of principal	$(24,817)

Foreclosures	(2,115)

Cost of mortgages sold, net	(6,786)

Amortization of premium	—

Other — deferral for collection of commitment fees, net of costs	(352)	(34,070)

Balance at December 31, 2004		$128,234

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (previously filed with the Commission as Exhibit 2.2 to the Registrant’s Form 8-K dated June 5, 1998 and incorporated herein by reference).

2.2	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (previously filed with Commission as Annex A to the Registrant’s Form S-4 dated November 10, 2003 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 from Registrant’s Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).

3.2	Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

Exhibit
Number	Description

10.2	1993 Employee Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.3	1993 Trust Manager Share Option Plan. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.

10.11	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on March 13, 2001).

10.12	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on March 13, 2001).

10.13	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.14	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.15	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference to Exhibit 2.3 from Registrant’s Form 8-K filed on March 13, 2001).

10.16	Third Amendment to Amended and Restated Master Agreement dated October 4, 2004 among PMC Commercial Trust and Arlington Hospitality, Inc. (incorporated by reference to Exhibit 10.1 from Registrant’s Form 8-K filed on October 8, 2004).

10.20	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on April 19, 2002).

10.21	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on April 19, 2002).

Exhibit
Number	Description

10.27	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated be reference from Registrant’s Form 8-K filed October 10, 2003).

10.28	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference from Registrant’s Form 8-K filed October 10, 2003).

10.29	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference from Registrant’s Form 10-K filed March 15, 2004).

10.30	Employment contract with Lance B. Rosemore dated September 27, 2004 (incorporated by reference to Exhibit 10.1 from Registrant’s Form 8-K filed October 1, 2004).

10.31	Employment contract with Andrew S. Rosemore dated September 27, 2004 (incorporated by reference to Exhibit 10.2 from Registrant’s Form 8-K filed October 1, 2004).

10.32	Employment contract with Barry N. Berlin dated September 27, 2004 (incorporated by reference to Exhibit 10.4 from Registrant’s Form 8-K filed October 1, 2004).

10.33	Employment contract with Jan F. Salit dated September 27, 2004 (incorporated by reference to Exhibit 10.3 from Registrant’s Form 8-K filed October 1, 2004).

10.35	Assumption, Waiver and Amendment Agreement dated February 27, 2004 between PMC Capital, Inc., PMC Commercial Trust, Security Life of Denver Insurance Company and ING USA Annuity and Life Insurance Company (incorporated by reference from Registrant’s Form 10-K filed March 15, 2004).

10.38	Senior Note dated July 19, 2000 for $10,000,000 with Security Life of Denver (incorporated by reference to Exhibit 4.33 from PMC Capital, Inc.’s (Commission File Number 1-09589) Form 10-K for the year ended December 31, 2000).

10.39	Senior Note dated July 19, 2001 for $10,000,000 with Security Life of Denver (incorporated by reference to Exhibit 4.36 from PMC Capital, Inc.’s (Commission File Number 1-09589) Form 10-K for the year ended December 31, 2001).

10.40	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 2004 filed August 9, 2004).

Exhibit
Number	Description

10.41	Servicing Agreement by and among PMC Conduit, L.P. as Borrower, PMC Commercial Trust as Servicer and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.2 from Registrant’s Form 8-K filed February 11, 2005).

10.42	Purchase and Contribution Agreement by and between PMC Commercial Trust as Seller and PMC Conduit, L.P. as Purchaser dated February 7, 2005 (incorporated by reference to Exhibit 10.3 from Registrant’s Form 8-K filed February 11, 2005).

10.43	Credit and Security Agreement by and among PMC Conduit, L.P. as Borrower, PMC Conduit, LLC, PMC Commercial Trust as Servicer, Jupiter Securitization Corporation as the Conduit Lender, The Alternate Lenders From Time to Time Party Hereto and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.1 from Registrant’s Form 8-K filed February 11, 2005).

*10.44	Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004.

*10.45	Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005.

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

E-4