Form 10-Q
period 2005-03-31
PMC COMMERCIAL TRUST /TX
filed 2005-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 3, 2005, Registrant had outstanding 10,886,361 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) - March 31, 2005 and December 31, 2004	2

Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 2005 and 2004	3

Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended March 31, 2005 and 2004	4

Consolidated Statements of Beneficiaries’ Equity (Unaudited) - Three Months Ended March 31, 2005 and 2004	5

Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2005 and 2004	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	57

PART II. Other Information

Item 6. Exhibits	58
Purchase Agreement
Junior Subordinated Indenture
Amended and Restated Trust Agreement
Preferred Securities Certificate
Floating Rate Junior Subordinated Note due 2035
Section 302 Officer Certification - CEO
Section 302 Officer Certification - CFO
Section 906 Officer Certification - CEO
Section 906 Officer Certification - CFO

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Loans receivable, net	$127,366	$128,234
Retained interests in transferred assets	65,564	70,523
Real estate investments, net	35,945	36,223
Real estate investment held for sale, net	—	1,859
Cash and cash equivalents	7,442	9,065
Restricted investments	3,440	3,096
Mortgage-backed security of affiliate	996	1,027
Note receivable	871	733
Deferred tax asset, net	338	327
Due from affiliates, net	139	—
Other assets	5,520	2,753

Total assets	$247,621	$253,840

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Notes and debentures payable	$37,359	$60,749
Junior subordinated notes	27,070	—
Credit facilities	8,400	14,600
Dividends payable	3,870	3,761
Redeemable preferred stock of subsidiary	3,509	3,488
Borrower advances	2,583	2,732
Accounts payable and accrued expenses	2,158	2,674
Due to affiliates, net	—	1,971
Other liabilities	1,675	1,661

Total liabilities	86,624	91,636

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,012,811 and 11,009,811 shares issued at March 31, 2005 and December 31, 2004, respectively, 10,879,961 and 10,876,961 shares outstanding at March 31, 2005 and December 31, 2004, respectively	110	110
Additional paid-in capital	151,857	151,818
Net unrealized appreciation of retained interests in transferred assets	3,565	5,120
Cumulative net income	115,119	111,003
Cumulative dividends	(109,269)	(105,462)

	161,382	162,589

Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	160,097	161,304

Total liabilities and beneficiaries’ equity	$247,621	$253,840

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)

Revenues:
Interest income	$2,487	$1,341
Income from retained interests in transferred assets	2,527	1,295
Lease income	1,583	1,276
Other income	957	525

Total revenues	7,554	4,437

Expenses:
Interest	1,187	860
Salaries and related benefits	1,055	307
General and administrative	597	223
Depreciation	437	419
Provision for (reduction of) loan losses, net	153	(189)
Realized losses on retained interests in transferred assets	21	13
Advisory and servicing fees to affiliate, net	—	287

Total expenses	3,450	1,920

Income before income tax provision, minority interest, discontinued operations and extraordinary item	4,104	2,517

Income tax provision	(158)	(6)
Minority interest (preferred stock dividend of subsidiary)	(22)	(8)

Income from continuing operations	3,924	2,503

Discontinued operations:
Gains on sales of real estate	136	—
Net earnings	56	150

	192	150

Income before extraordinary item	4,116	2,653

Extraordinary item:
Negative goodwill	—	11,593

Net income	$4,116	$14,246

Weighted average shares outstanding:
Basic	10,877	7,948

Diluted	10,891	7,979

Basic and diluted earnings per share:
Income from continuing operations	$0.36	$0.32
Discontinued operations	0.02	0.02
Extraordinary item	—	1.45

Net income	$0.38	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)

Net income	$4,116	$14,246

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(1,384)	898
Net realized gains included in net income	(171)	(127)

	(1,555)	771

Comprehensive income	$2,561	$15,017

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Three Months Ended March 31, 2004
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2003	6,452,791	$66	$94,792	$3,618	$86,222	$(91,322)	$(1,285)	$92,091
Net unrealized appreciation	—	—	—	771	—	—	—	771
Shares issued through exercise of stock options	5,500	—	71	—	—	—	—	71
Shares issued in connection with merger with PMC Capital, Inc.	4,385,800	44	57,410	—	—	—	—	57,454
Merger costs	—	—	(769)	—	—	—	—	(769)
Issuance of stock options	—	—	1	—	—	—	—	1
Dividends ($0.38 per share)	—	—	—	—	—	(3,055)	—	(3,055)
Net income	—	—	—	—	14,246	—	—	14,246

Balances, March 31, 2004	10,844,091	$110	$151,505	$4,389	$100,468	$(94,377)	$(1,285)	$160,810

	Three Months Ended March 31, 2005
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2004	10,876,961	$110	$151,818	$5,120	$111,003	$(105,462)	$(1,285)	$161,304
Net unrealized depreciation	—	—	—	(1,555)	—	—	—	(1,555)
Shares issued through exercise of stock options	3,000	—	39	—	—	—	—	39
Dividends ($0.35 per share)	—	—	—	—	—	(3,807)	—	(3,807)
Net income	—	—	—	—	4,116	—	—	4,116

Balances, March 31, 2005	10,879,961	$110	$151,857	$3,565	$115,119	$(109,269)	$(1,285)	$160,097

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$4,116	$14,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	437	461
Realized losses on retained interests in transferred assets	21	13
Extraordinary item — negative goodwill	—	(11,593)
Gains on sales of real estate	(136)	—
Deferred income taxes	(11)	(12)
Provision for (reduction of) loan losses, net	153	(189)
Premium income adjustment	29	—
Amortization and accretion, net	(106)	2
Loans funded, held for sale	(1,555)	(18)
Proceeds from sale of guaranteed loans	1,940	—
Loan fees collected, net	152	50
Capitalized loan origination costs	(36)	—
Change in operating assets and liabilities:
Due to/from affiliates, net	16	1,189
Other assets	(634)	169
Borrower advances	(149)	(717)
Accounts payable and accrued expenses	(519)	(1,135)
Other liabilities	(329)	(291)

Net cash provided by operating activities	3,389	2,175

Cash flows from investing activities:
Loans funded	(6,696)	(5,691)
Principal collected on loans receivable	7,388	4,437
Principal collected on notes receivable	133	—
Principal collected on retained interests in transferred assets	1,700	753
Investment in retained interests in transferred assets	(818)	(841)
Proceeds from assets acquired in liquidation held for sale, net	113	186
Proceeds from sale of hotel property, net	2,012	—
Proceeds from mortgage-backed security of affiliate	37	5
Cash and cash equivalents received in connection with merger	—	31,488
Merger related costs	—	(856)
Investment in PMC Preferred Capital Trust-A	(820)	—
Release of (investment in) restricted investments, net	(344)	320
Purchase of furniture, fixtures and equipment	(160)	(322)

Net cash provided by investing activities	2,545	29,479

Cash flows from financing activities:
Proceeds from issuance of common shares	39	71
Repayment of revolving credit facility, net	(14,600)	—
Proceeds from issuance of SBA debentures	4,000	—
Proceeds from conduit warehouse facility, net	8,400	—
Proceeds from issuance of junior subordinated notes	27,070	—
Payment of principal on notes payable and debentures	(27,302)	(5,387)
Payment of borrowing costs	(1,466)	(30)
Payment of dividends	(3,698)	(4,000)

Net cash used in financing activities	(7,557)	(9,346)

Net increase (decrease) in cash and cash equivalents	(1,623)	22,308

Cash and cash equivalents, beginning of year	9,065	1,078

Cash and cash equivalents, end of period	$7,442	$23,386

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of March 31, 2005 and the consolidated statements of income, comprehensive income, beneficiaries’ equity and cash flows for the three months ended March 31, 2005 and 2004, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2005 and our results of operations for the three months ended March 31, 2005 and 2004. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involved the valuation of our net assets acquired in connection with the merger, the valuation of our retained interests in transferred assets, determination of reserves on our loans receivable and impairment analysis of our long-lived assets.

The results for the three months ended March 31, 2005 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust (“REIT”) that, either directly or through its subsidiaries, primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. We originate loans on commercial real estate primarily to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common shares are traded on the American Stock Exchange under the symbol “PCC.” On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), a regulated investment company related to us through common management, was merged with and into PMC Commercial. As a result of the merger, we now own and operate the businesses of PMC Capital and its subsidiaries, along with our existing operations and businesses.

Note 3. Consolidation:

We consolidate entities that we control by ownership of a majority voting interest as well as the variable interest entities for which we are the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of the entity accounted for using the equity method. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. All material intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of PMC Commercial, First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”), Western Financial Capital Corporation (“Western Financial”), PMC Commercial Trust, Ltd. 1998-1 (“PMCT Trust”), PMC Funding Corp. (“PMC Funding”), PMC Asset Holding, LLC (“Asset Holding”), PMC Conduit, L.P. (“PMC Conduit”) and four separate subsidiaries created in conjunction with the purchase of four hotel properties in 1999.

First Western is licensed as a small business lending company that originates loans through the Small Business Administration (“SBA”) 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended (“SBIA”). Western Financial is a licensed small business investment

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

company under the SBIA. PMCT Trust was formed in conjunction with our 1998 structured loan financing transaction. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf.

In addition, we own subordinate financial interests in several non-consolidated special purpose entities. These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,” and the Joint Ventures together with the 1998 Partnership and the 1999 Partnership, the “QSPEs”). The QSPEs were created in connection with structured loan sale transactions.

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

Note 4. Variable Interest Entities:

General Information
In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R (“FIN 46R”). The primary objectives of FIN 46R are to provide guidance on (i) the identification of entities for which control is achieved through means other than voting rights (Variable Interest Entities (“VIEs”)), and (ii) how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is not considered sufficient (based on both quantitative and qualitative considerations) to finance the entity’s activities without receiving additional subordinated financial support from other parties, including the entity’s own equity investors.

An entity should consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

Conduit Warehouse Facility
On February 7, 2005, we entered into a $100.0 million conduit warehouse facility (the “Conduit Facility”). In conjunction with the Conduit Facility, we created a new subsidiary, PMC Conduit, a bankruptcy remote entity, which holds the assets and liabilities of the Conduit Facility. The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold to PMC Conduit. The transfer of the loans to PMC Conduit did not meet the requirements of SFAS No. 140 for gain on sale treatment. PMC Commercial has not guaranteed the repayment of the obligations of the Conduit Facility.

PMC Conduit was determined to be a VIE and PMC Commercial is the primary beneficiary of PMC Conduit; therefore, PMC Conduit is consolidated in the financial statements of PMC Commercial.

Junior Subordinated Notes
On March 15, 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 30, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt.

The Preferred Trust was determined to be a VIE but PMC Commercial is not considered to be the primary beneficiary of the Preferred Trust; therefore, the Preferred Trust is not consolidated in PMC Commercial’s financial statements. The equity method is used to account for our investment in the Preferred Trust.

Note 5. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Stock-Based Compensation Plans:

At March 31, 2005, we have options outstanding under two stock-based compensation plans. We use the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

We assumed unearned stock compensation in the merger with PMC Capital representing the intrinsic value of unvested stock options assumed that vest as the employees provide future services. Compensation expense was recognized over the vesting period. We recorded compensation expense of approximately $1,000 during the three months ended March 31, 2004 related to these unvested stock options.

Note 7. Merger:

PMC Capital merged with and into PMC Commercial on February 29, 2004. Benefits from the merger included a larger equity market capitalization that helps create new business flexibility and earnings stability. As a result of the larger equity base, our ability to meet our liquidity needs has been enhanced through access to larger credit facilities and alternative capital sources such as our Conduit Facility and Junior Subordinated Notes. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average of the closing prices of our common shares for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.

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

The cost of the merger was as follows (dollars in thousands):

Fair value of 4,385,800 common shares of beneficial interest.	$57,454
Transaction costs	1,034

Total	$58,488

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

The following pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1, 2004:

Three Months
Ended
March 31, 2004
(In thousands, except
per share data)

Total revenues	$6,787

Income from continuing operations	$2,788

Income before extraordinary item	$2,855

Extraordinary item – negative goodwill	$11,593

Net income	$14,448

Earnings per share	$1.33

These pro forma results have been prepared for comparative purposes only. In the opinion of management, all material adjustments necessary to reflect the effects of the merger transaction have been made.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Loans Receivable, net:

Loans receivable, net consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)

SBIC commercial mortgage loans	$41,472	$40,031
SBA 7(a) Guaranteed Loan Program loans	13,660	14,236
Other commercial mortgage loans	73,016	74,590

Total loans receivable	128,148	128,857
Less:
Deferred commitment fees, net	(465)	(459)
Loan loss reserves.	(317)	(164)

Loans receivable, net	$127,366	$128,234

Additional information on our loans receivable, net was as follows:

	March 31, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)

Fixed rate	$23,861	18.7%	9.9%	$28,100	21.9%	9.7%
Variable rate – prime	14,950	11.7%	7.1%	15,445	12.0%	6.6%
Variable rate – LIBOR	88,555	69.6%	6.8%	84,689	66.1%	6.4%

	$127,366	100.0%	7.4%	$128,234	100.0%	7.1%

Our loans receivable were approximately 87% concentrated in the hospitality industry at March 31, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

The activity in our loan loss reserves was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Balance, beginning of year	$164	$675
Provision for loan losses	171	4
Reduction of loan losses	(18)	(193)
Principal balances written-off	–	–

Balance, end of period	$317	$486

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)

Impaired loans requiring reserves	$2,305	$2,484
Impaired loans expected to be fully recoverable (1) (2)	2,905	2,355

Total impaired loans	$5,210	$4,839

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Average impaired loans	$4,918	$5,800

Interest income on impaired loans	$13	$63

(1)	Loans acquired in the merger, loans repurchased from the QSPEs and loans deemed to be repurchased from the QSPEs were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Includes a delinquent loan ($2.7 million) collateralized by a limited service hospitality property that was sold subsequent to March 31, 2005 for $3.1 million subject to certain conditions and approvals.

Note 9. Real Estate Investments:

As of March 31, 2005, our real estate investments consisted of 18 limited service hospitality properties (the “Hotel Properties”) that we purchased in 1998 and 1999 from Arlington Hospitality, Inc. (“Arlington”), under an amended sale/leaseback agreement (the “Lease Agreement”).

Pursuant to the Lease Agreement, we lease the Hotel Properties to Arlington Inns, Inc., a wholly-owned subsidiary of Arlington. The Lease Agreement and the underlying individual property leases, as amended, expire in June 2008, but each can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. If fully extended, the term of the Lease Agreement would continue until September 2020. Arlington guarantees the lease payment obligation of Arlington Inns, Inc. Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”), and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

Currently, the Lease Agreement (i) allows for the disposition of the Hotel Properties prior to October 1, 2008 and (ii) provides for base rent of 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $43.8 million) is the value attributed to each Hotel Property at inception of the Lease Agreement for purposes of determining the lease payment. The Lease Agreement provides for rent increases to approximately 10.5% and ultimately 15% unless, on a cumulative basis, at least five of the Hotel Properties are sold over each of the next four years. Accordingly, lease income is recorded on a straight-line basis over the remaining fixed non-cancelable term of the Lease Agreement. Due to the initial five-year lease extension being controlled by PMC Commercial, the fixed non-cancelable lease term is through June 2013. For the three months ended March 31, 2005, we recorded approximately

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$594,000 in straight-line rent. Our straight-line rent receivable at March 31, 2005 was approximately $1,150,000.

Upon the sale of each of the Hotel Properties, Arlington is required to provide us consideration equal to the Stated Value of the Hotel Property being sold, through cash proceeds from a third-party purchaser and an unsecured note from Arlington if the cash proceeds are less than the Stated Value of the Hotel Property (a “Shortfall”). The Shortfall note receivable is unsecured and evidences the aggregate of all Shortfalls. At March 31, 2005, the Shortfall note receivable had a balance (prior to discounts) of approximately $1.0 million, a fixed interest rate of 8.5% and matures in 2011. If, at any time, the aggregate Shortfall exceeds $4.0 million, Arlington is immediately required to pay the excess. Any sales proceeds received in excess of the Stated Value of the Hotel Property sold will be applied as a reduction of the balance outstanding on any Shortfall or if none are outstanding, then allocated to reduce the Stated Value on remaining Hotel Properties to be sold.

A Shortfall note receivable from Arlington is recorded as a deferred liability at the estimated fair value of the note received since an uncertainty exists as to whether the note receivable will ultimately be collected from Arlington or third party sales proceeds from the sale of the remaining properties. If principal payments are made on the Shortfall note such that the face amount of the Shortfall note is less than the deferred liability, lease income will be recorded. No later than the disposition of the final property, any remaining deferred liability will be considered earned and accordingly, will be recorded as lease income. We received a fee of $133,000 during the three months ended March 31, 2005 related to a property sold during the fourth quarter of 2004 of which $54,000 was recognized as income.

For 2005, the annual base rent payment for the remaining 18 Hotel Properties is approximately $3,723,000. In addition to our base rent we have historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Effective April 14, 2005, we signed a letter agreement with Arlington waiving the requirement for percentage rent on 14 of the 18 Hotel Properties during the three months ended March 31, 2005. For the three months ended March 31, 2005 and 2004, our percentage rent was approximately $22,000 and $124,000, respectively.

Minimum future lease payments receivable on our non-cancelable individual property leases, as amended, were as follows at March 31, 2005:

	Twelve months ending March 31,
	2006	2007	2008	2009	2010
	(In thousands)

Minimum future lease payments	$4,161	$5,585	$6,570	$6,570	$6,570

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our real estate investments consisted of the following:

	March 31, 2005	December 31, 2004
			Real
	Real	Real	Estate
	Estate	Estate	Investment
	Investments	Investments	Held for Sale
	(Dollars in thousands)

Land	$4,469	$4,469	$325
Buildings and improvements	36,579	36,579	1,819
Furniture, fixtures and equipment	4,983	4,825	214

	46,031	45,873	2,358
Accumulated depreciation	(10,086)	(9,650)	(499)

	$35,945	$36,223	$1,859

Number of Hotel Properties	18	18	1

We sold a hotel property during March 2005, previously included in real estate investment held for sale, for $2.1 million and recognized a gain of approximately $127,000. Arlington provided us with a Shortfall note receivable with an estimated fair value of $267,000 and we recorded a corresponding deferred liability which is included in other liabilities on our consolidated balance sheet.

We have mortgages on eleven of our Hotel Properties. The net book value of our mortgaged real estate investments was approximately $22.0 million at March 31, 2005. Our mortgages payable for these Hotel Properties were approximately $14.0 million at March 31, 2005.

Note 10. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) (usually through a private placement) to unaffiliated parties (“Structured Noteholders”). The QSPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the QSPE which means that should the financial assets in the QSPE be insufficient for the trustee to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the QSPE, the Structured Notes issued by the QSPE, and the operating results of the QSPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

We completed joint structured loan sale transactions with PMC Capital during 2000, 2001, 2002 and 2003. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” As a result of the merger, on February 29, 2004, we acquired PMC Capital’s Retained Interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our Originated Structured Loan Sale Transactions as of March 31, 2005 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)

Principal outstanding on sold loans	$35,997	$24,559	$20,763	$37,689

Structured Notes balance outstanding	$31,779	$22,005	$18,084	$33,244

Cash in the collection account	$1,612	$260	$218	$310

Cash in the reserve account	$2,243	$1,475	$1,251	$2,271

Weighted average interest rate on loans (1)	9.49%	9.67%	9.37%	L+4.02%

Discount rate assumptions (2)	7.2% to 11.9%	7.3% to 12.0%	7.3% to 12.0%	7.9% to 11.9%

Constant prepayment rate assumption (3)	11.00%	10.75%	10.75%	11.00%

Weighted average remaining life of loans (4)	3.47 years	4.25 years	4.25 years	4.46 years

Aggregate losses assumed (5)	3.69%	3.46%	5.30%	3.76%

Aggregate principal losses to date (6)	0.33%	–%	–%	–%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (i) 7.2% to 7.9% for our required overcollateralization, (ii) 8.9% to 9.0% for our reserve funds and (iii) 11.9% to 12.0% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.0% to 2.3%. No losses are assumed in the twelve months ending March 31, 2006 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our Acquired Structured Loan Sale Transactions as of March 31, 2005 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)

Principal outstanding on sold loans	$19,078	$22,713	$13,721	$29,078	$26,239	$49,229

Structured Notes balance outstanding	$18,228	$19,309	$11,060	$25,237	$22,036	$43,630

Cash in the collection account	$396	$395	$174	$461	$369	$468

Cash in the reserve account	$1,546	$1,376	$829	$1,575	$1,585	$2,970

Weighted average interest rate of loans (1)	P+1.22%	9.07%	9.10%	9.65%	9.60%	L+4.02%

Discount rate assumptions (2)	6.9% to 11.9%	7.2% to 11.9%	7.4% to 12.1%	7.4% to 12.1%	7.6% to 12.3%	7.9% to 11.9%

Constant prepayment rate assumption (3)	12.00%	15.00%	15.00%	11.00%	11.00%	11.00%

Weighted average remaining life of loans (4)	3.25 years	2.94 years	2.63 years	3.64 years	4.04 years	4.37 years

Aggregate principal losses assumed (5)	3.41%	2.60%	3.64%	3.12%	5.99%	3.55%

Aggregate principal losses to date (6)	–%	–%	4.27%	1.78%	–%	–%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (i) 6.9% to 7.9% for our required overcollateralization, (ii) 8.9% to 9.3% for our reserve funds and (iii) 11.9% to 12.3% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.0% to 2.4%. No losses are assumed in the twelve months ending March 31, 2006 for those structured loan sale transactions with no current potential impaired loans.
(6)	For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial subsequent to the merger.

At March 31, 2005, one loan ($1.7 million) within our Acquired Structured Loan Sale Transactions was delinquent over 60 days as to payment of principal and interest and is considered a problem loan. In addition, at March 31, 2005, we have identified a sold loan ($1.6 million) within our Originated Structured Loan Sale Transactions that we consider a problem loan. Problem loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. If we had to liquidate these loans, the losses could exceed estimates and the estimated fair value of our Retained Interests would decline.

In addition, First Western has Retained Interests related to the sale of (i) loans originated pursuant to the SBA 7(a) Guaranteed Loan Program and (ii) the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”). At March 31, 2005, the principal balance outstanding on the sold loans of FW 97 was approximately $2.2 million and the reserve fund balance (currently at its minimum requirement) was $912,000. On April 15, 2005, we acquired, through exercise of our option, the $2.2 million in loans receivable for approximately $2.2 million using existing cash and the reserve fund balance.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At March 31, 2005, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $41.8 million and the weighted average excess spread was approximately 0.7%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at March 31, 2005 included a prepayment speed of 20% per annum and a discount rate of 11.9%.

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

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the QSPE over the principal amount of the Structured Notes Payable issued by the QSPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the QSPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the QSPE upon formation and a portion of which is built up over time by the QSPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the QSPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests consisted of the following:

	March 31, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$–	$912	$801	$1,713	$1,716
1998 Partnership	1,098	1,213	498	2,809	2,720
1999 Partnership	3,938	1,112	528	5,578	5,489
2000 Joint Venture	9,121	2,213	1,141	12,475	11,444
2001 Joint Venture	7,439	2,488	2,982	12,909	11,598
2002 Joint Venture	7,962	2,309	978	11,249	10,855
2003 Joint Venture	10,887	4,298	3,646	18,831	18,177

	$40,445	$14,545	$10,574	$65,564	$61,999

	December 31, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$–	$906	$853	$1,759	$1,739
1998 Partnership	1,131	1,280	520	2,931	2,783
1999 Partnership	4,070	1,340	641	6,051	5,844
2000 Joint Venture	9,376	2,631	1,079	13,086	11,644
2001 Joint Venture	7,847	3,302	4,041	15,190	13,658
2002 Joint Venture	8,324	2,661	1,517	12,502	11,330
2003 Joint Venture	10,891	4,397	3,716	19,004	18,405

	$41,639	$16,517	$12,367	$70,523	$65,403

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following sensitivity analysis of our Retained Interests as of March 31, 2005 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset
Changed Assumption	Value	Change (1)
	(In thousands)

Losses increase by 50 basis points per annum (2)	$61,838	($3,726)
Losses increase by 100 basis points per annum (2)	$58,281	($7,283)
Rate of prepayment increases by 5% per annum (3)	$64,571	($993)
Rate of prepayment increases by 10% per annum (3)	$63,734	($1,830)
Discount rates increase by 100 basis points	$62,949	($2,615)
Discount rates increase by 200 basis points	$60,484	($5,080)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at March 31, 2005 and December 31, 2004 our consolidated balance sheets do not include the $301.4 million and $321.4 million of assets, respectively, and $245.5 million and $263.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our QSPEs.

The following information summarizes the financial position of the QSPEs at March 31, 2005 and December 31, 2004.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)

Loans receivable, net	$19,044	$19,392	$22,713	$23,264	$49,718	$52,540

Total assets	$21,049	$21,662	$24,605	$28,427	$54,828	$57,808

Notes payable	$18,228	$18,770	$19,309	$22,814	$42,840	$45,604

Total liabilities	$18,294	$18,829	$19,416	$22,940	$42,970	$45,742

Partners’ capital	$2,755	$2,833	$5,189	$5,487	$11,858	$12,066

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)

Loans receivable, net	$53,537	$58,926	$46,497	$52,029	$86,918	$87,640

Total assets	$57,568	$63,591	$50,098	$56,001	$93,223	$93,915

Notes payable	$47,243	$52,440	$40,120	$45,489	$76,874	$77,586

Total liabilities	$47,507	$52,579	$40,232	$45,615	$77,034	$77,705

Partners’ capital	$10,061	$11,012	$9,866	$10,386	$16,189	$16,210

The following information summarizes the results of operations of the QSPEs.

Summary of Operations (1):

	Three Months Ended March 31,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)

Interest income	$316	$279	$526	$700	$1,239	$1,571

Total revenues	$317	$299	$528	$797	$1,306	$1,587

Reduction of losses	$(1)	$(4)	$–	$–	$–	$–

Interest expense	$195	$159	$323	$435	$805	$1,039

Total expenses	$212	$175	$344	$461	$847	$1,093

Net income	$105	$124	$184	$336	$459	$494

	Three Months Ended March 31,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)

Interest income	$1,372	$1,577	$1,152	$1,469	$1,455	$1,328

Total revenues	$1,728	$1,677	$1,492	$1,842	$1,460	$1,337

Provision for (reduction of) losses, net	$(315)	$397	$141	$159	$–	$–

Interest expense	$818	$945	$742	$940	$733	$552

Total expenses	$552	$1,395	$925	$1,145	$804	$635

Net income	$1,176	$282	$567	$697	$656	$702

(1)	Amounts represent 100% of the limited partnership interests in the QSPEs.

The income from our Retained Interests represents the accretion (recognized using the interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees,

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests, which is comprised of the income earned less realized losses, was 11.4% and 10.9% during the three months ended March 31, 2005 and 2004, respectively.

Servicing fee income for the three months ended March 31, 2005 and 2004 for loans held by the QSPEs was approximately $224,000 and $58,000, respectively. We have not established a servicing asset or liability related to the loans held by our QSPEs as the servicing fees are considered adequate compensation.

We received approximately $4.2 million and $2.0 million in cash distributions from the QSPEs during the three months ended March 31, 2005 and 2004, respectively.

During March 2005 a defaulted loan with a principal balance of approximately $2.6 million was transferred from the 2001 Joint Venture to PMC Commercial. Previously, in accordance with Emerging Issues Task Force issue number 02-09, PMC Commercial had recorded the loan receivable and a corresponding due to affiliate at the estimated value of the loan receivable of approximately $2.1 million and reversed a previously recorded discount of $415,000. The limited service hospitality property underlying the loan receivable was sold subsequent to March 31, 2005 for $3.1 million subject to certain conditions and approvals. We financed the sale through origination of a loan of $2.5 million at an interest rate of LIBOR plus 4.0% and a maturity and amortization period of 20 years.

Note 11. Other Assets:

Other assets consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)

Deferred borrowing costs	$1,510	$103
Straight-line rent receivable	1,148	604
Investment in Preferred Trust	822	–
Assets acquired in liquidation	703	804
Prepaid expenses and deposits	679	678
Interest receivable	442	329
Other	216	235

Other assets	$5,520	$2,753

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Debt:

Information on our debt was as follows:

						Weighted
	March 31, 2005		December 31, 2004		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
	(In thousands)

Notes and debentures payable:
Debentures payable	$15,500	$16,225	$18,500	$19,297	2010 to 2015	7.10%
Mortgage notes payable	14,045	14,045	14,191	14,191	2005 to 2019	6.92%
Structured notes payable	7,089	7,089	7,244	7,244	2006 to 2018	6.37%
Uncollateralized notes payable	–	–	20,000	20,017	(1)	(1)

	36,634	37,359	59,935	60,749

Junior Subordinated Notes	27,070	27,070	–	–	2035	6.26%

Credit facilities:
Conduit Facility	8,400	8,400	–	–	2008	3.65%
Revolving credit facility	–	–	14,600	14,600	2005	N/A

	8,400	8,400	14,600	14,600

Redeemable preferred stock of subsidiary	4,000	3,509	4,000	3,488	2009 to 2010	4.00%

Debt	$76,104	$76,338	$78,535	$78,837

(1)	During March 2005, we prepaid, without penalty, the $20.0 million of uncollateralized notes payable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principal payments required on our debt at March 31, 2005 were as follows (face amount):

Twelve
Months
Ending March 31,	Total (1)
(In thousands)
2006	$4,370
2007	4,183
2008	9,429
2009	2,146
2010	7,262
Thereafter	48,714

$76,104

(1)	Maturities of the structured notes payable are dependent upon the timing of the cash flows received from the underlying loans receivable; however, for purposes of determining our debt maturities, principal payments were estimated based on required principal payments on the underlying loans receivable.

Debentures Payable
Debentures payable represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. During March 2005, we “rolled-over” $4.0 million of debentures and repaid $3.0 million of debentures. Our new $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015. As of March 31, 2005, the debentures have maturities ranging from September 2010 to March 2015 with a weighted average cost of funds at March 31, 2005 of 6.0%. Semi-annual interest only payments are due on the debentures until maturity.

Mortgage Notes Payable
We have entered into eleven mortgage notes payable, each collateralized by a Hotel Property. Four of the mortgage notes payable are through our subsidiaries formed to issue the mortgage notes and seven are through PMC Commercial. The mortgage notes payable of PMC Commercial have a weighted average interest rate of 6.1%, mature between December 2005 and August 2019 and have amortization periods of 20 years. At both March 31, 2005 and December 31, 2004, the aggregate balances outstanding on these obligations were approximately $8.3 million.

The four mortgage notes payable of our subsidiaries have a weighted average interest rate of approximately 8.0% at March 31, 2005 and relate to four Hotel Properties. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At March 31, 2005 and December 31, 2004, the aggregate balances outstanding on these mortgage notes payable were approximately $5.8 million and $5.9 million, respectively, of which approximately $3.1 million at both March 31, 2005 and December 31, 2004 were guaranteed by PMC Commercial.

Structured Notes Payable
In June 1998, PMC Commercial formed PMC Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At March 31, 2005 and December 31, 2004, the principal amount of the outstanding underlying loans receivable was approximately $12.8 million and $12.9 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

Junior Subordinated Notes
On March 15, 2005, PMC Commercial issued Junior Subordinated Notes which are subordinated to PMC Commercial’s existing debt. The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

LIBOR plus 3.25% (computed on a 360-day year). The Junior Subordinated Notes may be redeemed at our option beginning on March 30, 2010. Interest payments are due on a quarterly basis.

Conduit Facility
On February 7, 2005, we entered into a three-year $100.0 million Conduit Facility. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 1% and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At March 31, 2005, approximately $24.3 million of our loans were owned by PMC Conduit. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At the end of each annual period commencing February 6, 2006, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. At March 31, 2005, we were in compliance with the covenants of this facility.

Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2005 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (i) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (ii) limits our ability to pay out returns of capital as part of our dividends. At March 31, 2005, we were in compliance with the covenants of this facility.

Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 4% Preferred Stock is held by the SBA pursuant to the SBIA.

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

During the three months ended March 31, 2005 and 2004, interest paid was approximately $1,665,000 and $1,277,000, respectively.

Note 13. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,877,000 and 7,948,000 for the three months ended March 31, 2005 and 2004, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 14,000 and 31,000 shares, respectively, during the three months ended March 31, 2005 and 2004 for the dilutive effect of stock options.

Not included in the computation of diluted earnings per share were outstanding options to purchase 54,875 and 66,400 common shares during the three months ended March 31, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the stock.

Note 14. Dividends Paid and Declared:

On January 10, 2005, we paid a $0.34 per share quarterly dividend to common shareholders of record on December 31, 2004. The Board of Trust Managers declared a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005, which was paid on April 11, 2005.

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

We make an election under the Internal Revenue Code of 1986, as amended (the “Code”), to treat distributions declared in the current year as distributions of the prior year’s taxable income. Upon election, the Code provides that, in certain circumstances, a dividend declared subsequent to the close of an entity’s taxable year and prior to the extended due date of the entity’s tax return may be considered as having been made in the prior tax year in satisfaction of income distribution requirements.

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS”) are PMCIC, First Western and PMC Funding. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if , based on our evaluation, it is more likely than not that they will not be realized. We previously provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization.

The following table reconciles our net income to REIT taxable income:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)

Net income	$4,116	$14,246
Less: TRS net income, net of tax	(229)	(6)
Add: Book depreciation	437	461
Less: Tax depreciation	(360)	(467)
Book/tax difference on Retained Interests, net	515	721
Book/tax difference on lease income	(381)	–
Book/tax difference on property sale	(39)	–
Negative goodwill	–	(11,593)
Loan valuation	110	(189)
Other book/tax differences, net	(37)	7

REIT taxable income	$4,132	$3,180

Distributions declared	$3,807	$3,055

Dividends declared per share	$0.35	$0.38

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income tax provision related to the TRS’s consists of the following:

	Three Months Ended March 31,
	2005	2004
	(In thousands)

Federal:
Current	$169	$18
Deferred	(11)	(12)

Income tax provision	$158	$6

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)

Income before income taxes for TRS’s	$387	$12

Expected Federal income tax provision	$135	$4
Preferred dividend of subsidiary recorded as minority interest	8	2
Other adjustment	15	—

Income tax provision	$158	$6

The components of the net deferred tax asset were as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Operating loss carryforwards	$170	$171
Servicing asset	176	188
Loan valuation	125	105
Premiums on acquired notes and debentures payable	114	133
Other	95	80

Total gross deferred tax assets	680	677
Valuation allowance	170	171

	510	506

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	172	179

Total gross deferred tax liabilities	172	179

Deferred tax asset, net	$338	$327

The net operating loss carryforwards were generated by PMC Funding. These net operating loss carryforwards are available to offset future taxable income of PMC Funding. However, based on PMC Funding’s historical and anticipated pretax earnings, management does not believe that we will realize the benefit of these net operating loss carryforwards. Accordingly, they were valued at zero at March 31, 2005. The net operating loss carryforwards expire from 2012 to 2023.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We paid $130,000 in income taxes during the three months ended March 31, 2005. We did not pay any income taxes during the three months ended March 31, 2004.

Note 16. Other Income:

Other income consisted of the following:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Prepayment fees	$338	$330
Servicing income	325	95
Premium income	163	–
Other loan related fees	131	100

Other income	$957	$525

Note 17. Discontinued Operations:

Discontinued operations of our Hotel Properties (one hotel property and three hotel properties at March 31, 2005 and 2004, respectively) consisted of the following:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Lease income	$57	$200
Advisory fees	–	(8)
Other expense	(1)	–
Depreciation	–	(42)

Net earnings	56	150

Gains on sales of real estate	136	–

Discontinued operations	$192	$150

We sold a hotel property during March 2005 for $2.1 million and recognized a gain of approximately $127,000. Arlington provided us with a Shortfall note receivable with an estimated fair value of $267,000 and we recorded a corresponding deferred liability which is included in other liabilities on our consolidated balance sheet.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Non-cash investing activities:

Reduction of due to affiliate and Retained Interests	$2,126	$–

Loan receivable established through due to affiliate	$415	$797

Note receivable and deferred liability recorded upon sale of hotel property	$267	$–

Reclassification from loans receivable to assets acquired in liquidation	$–	$1,184

Loan receivable originated in connection with sale of asset acquired in liquidation	$–	$900

Note 19. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $52.8 million at March 31, 2005, of which (i) approximately $10.8 million are for loans to be originated by First Western, approximately 75% of which will be sold pursuant to Secondary Market Loan Sales and (ii) approximately $3.9 million represents commitments of our SBICs. At March 31, 2005, approximately $6.2 million of our cash and cash equivalents are available for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. As a result, PMC Commercial may have to borrow funds to make investments even though our SBICs have available cash and cash equivalents.

The majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.75% to 2.75% and over LIBOR generally ranging from 3.5% to 4.5%. The weighted average interest rate on our loan commitments and approvals at March 31, 2005 was approximately 7.3%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
March 31,	Total
(In thousands)
2006	$158
2007	170
2008	182
2009	194
2010	205
Thereafter	348

$1,257

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $40,000 and $13,000 during the three months ended March 31, 2005 and 2004, respectively.

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

Environmental
PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at March 31, 2005 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $495,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation.

On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.

Property Taxes on Hotel Properties
Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes would become our responsibility. As of March 31, 2005, property taxes due but not yet paid by Arlington totaled approximately $360,000. Tax assessments on our 18 Hotel Properties for the year ended December 31, 2004 were approximately $723,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation
In the normal course of business we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

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

Business segment data for the three months ended March 31, 2005 and 2004 was as follows:

	For the Three Months Ended March 31,
	2005			2004
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Revenues:
Interest income – loans and other income	$3,444	$3,444	$–	$1,866	$1,866	$–
Lease income	1,583	–	1,583	1,276	–	1,276
Income from Retained Interests	2,527	2,527	–	1,295	1,295	–

Total	7,554	5,971	1,583	4,437	3,161	1,276

Expenses:
Interest (1)	1,187	804	383	860	488	372
Depreciation	437	–	437	419	–	419
Salaries and related benefits (2)	1,055	950	105	307	277	30
Advisory and servicing fees to affiliate, net	–	–	–	287	236	51
General and administrative	597	597	–	223	223	–
Realized losses on Retained Interests	21	21	–	13	13	–
Provision for (reduction of) loan losses, net	153	153	–	(189)	(189)	–

Total	3,450	2,525	925	1,920	1,048	872

Income before income tax provision, minority interest, discontinued operations and extraordinary item	4,104	3,446	658	2,517	2,113	404

Income tax provision	(158)	(158)	–	(6)	(6)	–
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	–	(8)	(8)	–

Income from continuing operations	3,924	3,266	658	2,503	2,099	404

Discontinued operations:
Gains on sales of real estate	136	9	127	–	–	–
Net earnings (loss)	56	(1)	57	150	–	150

Income before extraordinary item	4,116	3,274	842	2,653	2,099	554

Extraordinary item:
Negative goodwill	–	–	–	11,593	11,593	–

Net income	$4,116	$3,274	$842	$14,246	$13,692	$554

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total assets at March 31, 2005 were allocated approximately $210.2 million to the Lending Division and $37.4 million to the Property Division.

We added approximately $160,000 and $322,000 to furniture, fixtures and equipment related to the Property Division for the three months ended March 31, 2005 and 2004, respectively. There were no additions to furniture, fixtures and equipment related to the Lending Division during the three months ended March 31, 2005 or 2004.

Note 21. Subsequent Event:

The base rent payment due from Arlington, Inns, Inc. on May 1, 2005 under the terms of the Lease Agreement has not been paid. If the base rent is not paid prior to the close of business on May 13, 2005 and/or the terms of a waiver or an amendment (as described below) are not reached, we may, among other things, declare an event of default under the terms of the Lease Agreement. If a default is declared, our rights include termination of the Lease Agreement, taking possession of the properties and seeking recovery from Arlington, as guarantor, of the losses suffered.

If we declare a default, we would incur costs including holding costs, legal fees and potential costs to re-franchise the properties. In addition, if we declare an event of default and take possession of the Hotel Properties, it is likely that we will incur a significant impairment charge during the second quarter of 2005. While Arlington has guaranteed the obligations in connection with the Lease Agreement, there can be no assurance that we will be able to collect on the guarantee.

We have been requested by Arlington to amend the terms of our Lease Agreement to provide for, among other things, a further reduction in current lease payments. There can be no assurance that the Lease Agreement will be modified with terms and conditions acceptable to us.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Current Operating Overview and Significant Economic Factors” and “Factors That May Affect Future Operating Results” set forth below. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

     The following discussion of our financial condition at March 31, 2005 and results of operations for the three months ended March 31, 2005 and 2004 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

BUSINESS

     PMC Commercial Trust (“PMC Commercial” and, together with its wholly-owned subsidiaries, the “Company,” “our,” “us” or “we”) is a real estate investment trust (“REIT”). Our common shares are traded on the American Stock Exchange under the symbol “PCC.” Our mission is to derive income primarily from the origination of real estate collateralized loans and from ownership in income producing real estate. Through conservative underwriting and exceptional service, we strive to provide our shareholders with the highest dividend, consistent with the focus on preservation of investment capital. We are committed to remain one of the nation’s leading lenders to the limited service hospitality industry.

     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our loans are primarily to borrowers in the limited service hospitality industry. We also originate loans on commercial real estate to borrowers primarily in the service, retail, multi-family and manufacturing industries. We then sell certain of our loans receivable through privately-placed structured loan transactions.

     Historically, we have retained residual interests in all loans receivable sold through our subordinate financial interest in the related qualifying special purpose entities (“QSPEs”).

     Our revenues include the following:

•	Interest earned on loans receivable including the effect of commitment fees collected at the inception of the loan;
•	Lease income on our hotel properties;
•	Income on our retained interests in transferred assets;
•	Interest earned on temporary (short-term) investments; and
•	Other related loan fees, including late fees, prepayment fees and construction monitoring fees.

     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to source financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

     We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must annually distribute at least 90% of our REIT taxable income to shareholders.

     On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, merged with and into PMC Commercial. Benefits from the merger included a larger equity market capitalization that helps create new business flexibility and earnings stability. As a result of the larger equity base, our ability to meet our liquidity needs has been enhanced through access to larger credit facilities and alternative capital sources such as our conduit warehouse facility and junior subordinated notes.

RECENT DEVELOPMENTS

Conduit Warehouse Facility

     On February 7, 2005, we entered into a three-year $100.0 million conduit warehouse facility (the “Conduit Facility”) with a concurrent reduction in our revolving credit facility from $40.0 million at December 31, 2004 to $20.0 million. In conjunction with the Conduit Facility, we created a new subsidiary, PMC Conduit, L.P. (“PMC Conduit”), which holds the assets and liabilities of the Conduit Facility.

     The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold to PMC Conduit. At inception, approximately $24.4 million of our loans were sold to PMC Conduit which immediately advanced $15.0 million under the Conduit Facility which was used to repay a portion of the balance outstanding on our revolving credit facility at February 7, 2005. PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. We anticipate that future advances under the Conduit Facility will be used to further invest in loans. The Conduit Facility allows for advances based on the amount of eligible collateral contributed to the Conduit Facility and has several financial covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At the end of each annual period commencing February 6, 2006, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period.

     The Conduit Facility is a short-term capital source that is an intermediary to our long-term source of capital which is currently the securitization of our loan portfolio. The Conduit Facility should allow us to build a larger pool of loans which we then anticipate will be sold as part of a securitization.

Junior Subordinated Notes

     On March 15, 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 30, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt. The Preferred Trust issued shares of its preferred beneficial interest (the “Preferred Securities”) to an unaffiliated party in exchange for approximately $26.3 million and issued shares of common beneficial interest to PMC Commercial for $820,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (computed on a 360-day year). The Junior Subordinated Notes may be redeemed at our option beginning on March 30, 2010. The net proceeds, after payment of issuance costs of approximately $835,000, were used to prepay, without penalty, the $20 million of uncollateralized notes payable and the remainder was used to repay a portion of the outstanding balance on our Conduit Facility.

Lease Agreement

      The base rent payment due from Arlington Inns, Inc. on May 1, 2005 under the terms of its lease agreement with us (as amended, the “Lease Agreement”) has not been paid. If the base rent is not paid prior to the close of business on May 13, 2005 and/or the terms of a waiver or an amendment (as described below) are not reached we may, among other things, declare an event of default under the terms of the Lease Agreement. If a default is declared, our rights include termination of the Lease Agreement, taking possession of the properties and seeking recovery from Arlington Hospitality, Inc. (“Arlington”), the parent company of Arlington Inns, Inc., as guarantor, of the losses suffered.

      If we declare a default, we would incur costs including holding costs, legal fees and potential costs to re-franchise the properties. In addition, if we declare an event of default and take possession of the hotel properties, it is likely that we will incur a significant impairment charge during the second quarter of 2005. While Arlington has guaranteed the obligations in connection with the Lease Agreement, there can be no assurance that we will be able to collect on the guarantee. See “Current Operating Overview and Significant Economic Factors – Property Division.”

      We have been requested by Arlington to amend the terms of our Lease Agreement to provide for, among other things, a further reduction in current lease payments. There can be no assurance that the Lease Agreement will be modified with terms and conditions acceptable to us.

CURRENT OPERATING OVERVIEW AND SIGNIFICANT ECONOMIC FACTORS

     The following provides an update of our current operating overview and significant economic factors included in our Annual Report on Form 10-K for the year ended December 31, 2004, that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans, the operations of our properties and/or the performance of the QSPEs.

Lending Division

     Loans originated during the first three months of 2005 were approximately $8.3 million which is greater than the $6.6 million of loans originated during the same period of 2004. We currently anticipate loan originations to be between $40 million and $60 million during the remaining three quarters of 2005. Several key concerns affect our estimates of future loan originations as detailed below:

•	our inability to originate fixed-rate loans at the same time that the market for variable-rate loans is decreasing;
•	borrowers looking to fix their cost of capital in anticipation of rising interest rates;
•	uncertainty as to the cost of funds we will pay when we securitize our loans; and
•	local banks, with a substantially lower cost of capital than us, lending to operators in the limited service hospitality industry.

     In order to effectively compete for variable-rate loans, we reduced the interest rate spreads that we historically charged by approximately 25 basis points. We believe that the spread reduction will still provide us with appropriate rewards for the risk related to the types of loans that we are originating but such loans will not be as profitable as in prior years.

     We believe that the market has changed so that borrowers are looking for fixed-rate loans; however, we are constrained by our cost of funds. Local bank competition offers, among other things, five-year fixed-rate loans whose rates are well below the long-term interest rates that we can offer. Historically, the rate for our fixed-rate product needed to be around 4% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 4.3%, the rate we needed to obtain is approximately 8.3% for a quality loan with a 20-year amortization and maturity. The local banks offer a five-year maturity, 20-year amortization loan at approximately 3% over 5-year treasuries (currently approximately 4.0%) which provides for an interest rate of approximately 7.0%. Management believes that the difference between the bank’s rate and ours is causing borrowers to take on the refinancing risk that rates won’t rise by more than 1.3% in the next five years and they are therefore taking the “mini-perm” bank loan.

     At the present time we compete more effectively with our variable-rate products than in the fixed-rate market. Additionally, in the current interest rate environment, we believe that we will achieve a higher spread from variable-rate securitizations. As a result, we anticipate that our fundings will continue to be primarily variable rate.

     At March 31, 2005 and December 31, 2004, our outstanding commitments to fund new loans were approximately $52.8 million and $30.3 million, respectively. All of these commitments are for variable-rate loans which provide an interest rate match with our present sources of funds.

Property Division

     We own 18 limited service hospitality properties (the “Hotel Properties”). As a REIT, we cannot operate these properties. As a result, we are dependent upon Arlington, through its wholly-owned subsidiary, to operate and manage our Hotel Properties.

     The Lease Agreement provides incentive for, among other things, the disposition of all Hotel Properties prior to October 1, 2008. Also, the current base rent was reduced through September 30, 2006 from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $43.8 million) is the value attributed to each Hotel Property at the inception of the Lease Agreement for purposes of determining the lease payment. The reduced base rent will continue unless, on a cumulative basis, at least five of the Hotel Properties are not sold over each of the next four years. In the event the conditions as stipulated in the Lease Agreement are not met, the Lease Agreement provides for an increase in base rent to the prior contractual rate (approximately 10.5% of the Stated Value) or 15% of the Stated Value depending on the type of default. We are recognizing straight-line rent based on the estimated future cash flows from Arlington over the remaining term of the Lease Agreement.

     The aggregate Stated Value of the properties of $43.8 million is greater than our book value of $35.9 million. In addition, based on discussions with Arlington, the estimated fair value less costs of sale of the Hotel Properties in aggregate is approximately $1.0 million less than the aggregate book value of the Hotel Properties. As a result, Arlington must provide additional consideration over the remaining lease term either in shortfall notes at the time of a sale or through increased monthly rent payments.

     In addition to our base rent, we have historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Effective April 14, 2005, we signed a letter agreement with Arlington waiving the requirement for percentage rent for 14 of the 18 Hotel Properties during the three months ended March 31, 2005.

      To the extent we approve sales of our Hotel Properties, certain of our Hotel Properties could be deemed impaired and impairment losses that result, if any, could be material. Our Hotel Properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the property may not be recoverable, but in no event less than on a quarterly basis. To the extent Hotel Properties are sold, we will receive the net proceeds, after payment of any mortgage debt related to individual properties (currently we have mortgage debt of approximately $14.0 million on eleven of the properties).

Lodging Industry

     The prevailing lodging industry perception for 2005 is more optimistic than 2004. Lodging demand in the United States appears to correlate to changes in U.S. GDP growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year and the positive projections for the remainder of 2005, an improvement in 2005 and 2006 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will improve this year and in 2006.

     During 2004 and the first quarter of 2005, occupancy increased slightly for the overall hospitality industry while average room rates showed a slight decline based on published industry statistics. We anticipate that lodging demand will increase in the remaining three quarters of 2005 and 2006 as the lodging industry follows the economy. We believe improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed-rate and “mini-perm” loans. We anticipate an improvement in volume but continued net interest spread pressure.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways.

PORTFOLIO INFORMATION

Lending Activities

General

     During the three months ended March 31, 2005 and 2004, we originated approximately $8.3 million and $6.6 million of loans, respectively. Principal collections on our loans receivable were approximately $9.3 million (including $5.9 million of principal prepayments and $0.7 million of scheduled maturities) and $4.4 million (including $3.8 million of principal prepayments of loans in our 1998 fixed-rate structured loan financing transaction) during the three months ended March 31, 2005 and 2004, respectively. Loans originated and principal payments during the three months ended March 31, 2005 include Small Business Administration (“SBA”) 7(a) guaranteed loans originated of $1.6 million and proceeds from the sale of SBA 7(a) guaranteed loans of $1.9 million. During the year ended December 31, 2004, we originated approximately $53.7 million of loans.

     At March 31, 2005, our retained portfolio does not include approximately $323.1 million of aggregate principal balance remaining on loans sold in structured loan sale transactions and secondary market loan sales. Since the cash flows from sold loans impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) is provided below. The weighted average contractual interest rate on our Aggregate Portfolio was 8.0%, 7.8% and 7.6% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	March 31,	December 31,	March 31,
	2005	2004	2004

Weighted average interest rate	7.4%	7.1%	6.8%

Annualized average yield (1)	7.8%	9.1%	7.8%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for (reduction of) loan losses, net.

     Our loans receivable were approximately 87% concentrated in the hospitality industry at March 31, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At March 31, 2005, approximately $103.5 million (81%) of our loans receivable had variable interest rates (reset on a quarterly basis) based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program) with a weighted average interest rate of approximately 6.8%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5% and the spread we charge over the prime rate generally ranges from 1.75% to 2.75%. The LIBOR rate used in determining interest rates to be charged to our borrowers during the second quarter of 2005 (set on April 1, 2005) is approximately 3.10% while the LIBOR charged during the first quarter of 2005 (set on January 1, 2005) was approximately 2.56%. The prime rate used in determining interest rates to be charged to our borrowers during the second quarter of 2005 (set on April 1, 2005) is 5.75% while the prime rate charged during the first quarter of 2005 (set on January 1, 2005) was 5.25%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at March 31, 2005, approximately $23.9 million (19%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.9%.

Prepayment Activity

     Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2005. Many of our prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:

•	The competitive lending environment (i.e., availability of alternative financing);
•	The current and anticipated interest rate environment (i.e., if interest rates are expected to rise or fall);
•	The market for limited service hospitality property sales; and
•	The amount of the prepayment fee and the length of prepayment prohibition, if any.

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments until re-loaned. Prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

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

     Our Impaired Loans were as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)

Problem Loans (1):
Loans receivable	$2,123	$3,711
Sold loans of QSPEs	3,295	3,150

	$5,418	$6,861

Special Mention Loans (1):
Loans receivable	$5,850	$1,376
Sold loans of QSPEs	1,237	–

	$7,087	$1,376

Percentage Problem Loans:
Loans receivable	1.7%	2.9%
Sold loans of QSPEs	1.2%	1.1%

Percentage Special Mention Loans:
Loans receivable	4.6%	1.1%
Sold loans of QSPEs	0.4%	–

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for our SBA 7(a) guaranteed loans have not been presented.

     At March 31, 2005 and December 31, 2004, we had reserves in the amount of $317,000 and $164,000, respectively, against loans receivable that we have determined to be Impaired Loans. Our Special Mention loans receivable at March 31, 2005 included a loan (approximately $2.6 million) collateralized by a limited service hospitality property that was sold subsequent to March 31, 2005, for $3.1 million subject to certain conditions and approvals.

Retained Interests in Transferred Assets (“Retained Interests”)

     At March 31, 2005 and December 31, 2004, the estimated fair value of our Retained Interests was $65.6 million and $70.5 million, respectively. Retained Interests represents the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) contractually required cash balances owned by the QSPE (the “reserve fund”) and (iii) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

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

     The net unrealized appreciation on our Retained Interests at March 31, 2005 and December 31, 2004 was approximately $3.6 million and $5.1 million, respectively. The primary reason for the decrease in net unrealized appreciation on our Retained Interests was an increase in discount rates. Any appreciation of our Retained Interests is included on our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

Property Ownership

     Our Hotel Properties are operated pursuant to our Lease Agreement.

     The following table summarizes statistical data provided by Arlington regarding the underlying operations of our 18 Hotel Properties (1):

	Three Months Ended
	March 31,		% Increase
	2005	2004	(Decrease)

Occupancy	46.38%	50.73%	(8.6%)

ADR (2)	$54.98	$53.41	2.9%

RevPAR (3)	$25.50	$27.09	(5.9%)

Revenue	$2,522,134	$2,706,393	(6.8%)

Rooms Rented	45,870	50,677	(9.5%)

Rooms Available	98,910	99,898	(1.0%)

(1)	Arlington has provided all data (only includes properties owned as of March 31, 2005).
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our income related to the Hotel Properties is from lease payments and the recording of straight-line rent adjustments. Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. However, to the extent that Arlington does not pay the real estate taxes or insurance we would be required to incur those costs. Tax assessments on our 18 Hotel Properties for the year ended December 31, 2004 were approximately $723,000. The data provided above is for informational purposes only. All revenues and expenses from operation of the properties belong to Arlington.

     A summary of financial information for the lessee of our properties, Arlington (which has been derived from their latest available public filings as of our filing date) as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003, was as follows:

ARLINGTON HOSPITALITY, INC.

	December 31,
	2004	2003
	(In thousands)

BALANCE SHEET DATA:
Investment in hotel assets	$86,057	$81,629
Cash and short-term investments	2,558	3,624
Total assets	103,361	99,713
Total liabilities	96,854	87,926
Shareholders’ equity	6,507	11,787

	Years Ended
	December 31,
	2004	2003
	(In thousands)

INCOME STATEMENT DATA:
Revenue	$63,442	$70,916
Operating loss	727	1,609
Net loss	5,637	5,619

     Arlington is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including March 31, 2005 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Overview

     Income from continuing operations increased to $3,924,000 ($0.36 per share) during the three months ended March 31, 2005 from $2,503,000 ($0.31 per share) during the three months ended March 31, 2004. Net income decreased by $10,130,000 to $4,116,000 ($0.38 per share) during the three months ended March 31, 2005 from $14,246,000 ($1.78 per share) during the three months ended March 31, 2004. Net income during the three months ended March 31, 2004 includes the extraordinary gain from negative goodwill of $11,593,000 ($1.45 per share) representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital on February 29, 2004.

     As a result of the merger on February 29, 2004, our assets under management increased resulting in both increased revenues and expenses. The first quarter of 2004 includes only one month of operations combined with the assets of PMC Capital acquired in the merger.

     Our revenue increases were primarily from our Retained Interests (approximately $1.2 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger with PMC Capital and increased interest income (approximately $1.1 million) due primarily to an increase in our weighted average loans receivable outstanding primarily as a result of loans acquired in the merger and loan originations.

     Our expense increases were (i) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $0.8 million due primarily to the merger with PMC

Capital (upon merger, we became a self-managed REIT whereas historically we were managed by PMC Capital pursuant to an advisory and servicing agreement) and (ii) increased interest expense of approximately $0.3 million due primarily to an increase in our outstanding debt which was primarily a result of the merger with PMC Capital.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income consisted of the following:

	Three Months Ended March 31,
	2005	2004	Increase
	(In thousands)

Interest income – loans	$2,371	$1,258	$1,113
Accretion of loan fees and discounts	72	39	33
Interest income – idle funds.	44	44	–

	$2,487	$1,341	$1,146

     The increase in interest income – loans was primarily attributable to an increase in our (i) weighted average loans receivable outstanding of $58.6 million to $128.2 million during the three months ended March 31, 2005 from $69.6 million during the three months ended March 31, 2004 and (ii) weighted average interest rate from 6.8% at March 31, 2004 to 7.4% at March 31, 2005.

     Lease income for the 18 Hotel Properties included in continuing operations consisted of the following:

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$931	$1,150	$(219)
Straight-line rent	574	–	574
Percentage rent	22	108	(86)
Other	56	18	38

	$1,583	$1,276	$307

     Changes in, and descriptions of, lease income are as follows:

•	Base rent: Base rent consists of the required monthly rental payment obligation. Base rent declined due to the decrease in the contractual rate from approximately 10.5% to 8.5% based on the terms of the Lease Agreement for the 18 hotel properties included in continuing operations;
•	Straight-line rent: In accordance with the terms of the Lease Agreement, beginning in October 2004, we record lease income on a straight-line basis based on all remaining payments due from Arlington over the remaining fixed non-cancelable term of the Lease Agreement. Due to the initial five-year lease extension being controlled by PMC Commercial, the fixed non-cancelable lease term is through June 2013. We recorded $574,000 in straight-line rent related to the 18 properties included in continuing operations during the three months ended March 31, 2005;

•	Percentage rent: We have historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Effective April 14, 2005, we signed a letter agreement with Arlington waiving the requirement for percentage rent for 14 of the 18 Hotel Properties during the three months ended March 31, 2005.

     Income from Retained Interests increased $1,232,000 (95%), to $2,527,000 during the three months ended March 31, 2005 compared to $1,295,000 during the three months ended March 31, 2004. The primary reasons for the increase were (i) an increase in the weighted average balance of our Retained Interests outstanding to $68.0 million during the three months ended March 31, 2005 compared to $45.8 million during the three months ended March 31, 2004 mainly due to the Retained Interests of $43.6 million acquired in connection with the merger on February 29, 2004 and (ii) an increase in the collection of unanticipated prepayment fees of approximately $700,000. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 11.4% during the three months ended March 31, 2005 compared to 10.9% during the three months ended March 31, 2004.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Mortgages on Hotel Properties	$242	$270
Debentures payable	233	99
Uncollateralized notes payable	224	130
Revolving credit facility	128	23
Structured notes	115	311
Conduit Facility	100	–
Junior Subordinated Notes	72	–
Other	73	27

	$1,187	$860

     In general, interest expense increased by $327,000 (38%) primarily as a result of an increase in our outstanding debt which was primarily a result of the merger with PMC Capital on February 29, 2004. Our weighted average debt outstanding increased by 30% from $59.7 million during the three months ended March 31, 2004 to $77.6 million during the three months ended March 31, 2005. In addition, the cost of funds on our debt has increased due to increases in LIBOR and the prime rate.

     During March 2005, we prepaid $20 million of uncollateralized notes with maturities up to July 2006 with proceeds from our Junior Subordinated Notes. The cost of funds on the Junior Subordinated Notes is LIBOR plus 3.25% (6.35% at March 31, 2005 based on a 360-day year). The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. In addition, the cost of funds for our Conduit Facility approximates LIBOR, plus 1% compared to our revolving credit facility cost of funds of LIBOR plus 1.875%.

Other Expenses

     During the first two months of 2004 (i) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (ii) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consist of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased as a result of the merger, our general and administrative expenses are now greater than our historical advisory fee expense.

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits expense during the three months ended March 31, 2005 increased by $835,000 (102%), from $817,000 during the three months ended March 31, 2004 to $1,652,000 during the three months ended March 31, 2005. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure, including insurance, marketing, trust managers fees and rent. In addition, our professional fees, including accounting, legal and consulting services, increased to $299,000 during the three months ended March 31, 2005 from $58,000 during the three months ended March 31, 2004. The increase relates primarily to accounting and consulting fees associated with requirements of the Sarbanes-Oxley Act of 2002 and increased accounting and auditing fees resulting from the larger company subsequent to the merger. We expect our general and administrative expenses to remain at these higher levels during the remainder of 2005.

     Realized losses on Retained Interests were $21,000 for the three months ended March 31, 2005, primarily resulting from a reduction in expected future cash flows due to increased anticipated losses. We had $13,000 of realized losses on Retained Interests during the three months ended March 31, 2004 primarily due to a reduction in expected future cash flows resulting from increased anticipated prepayments.

     Our provision for (reduction of) loan losses, net, was $153,000 during the three months ended March 31, 2005 and ($189,000) during the three months ended March 31, 2004. The primary reason for the provision for loan losses during the three months ended March 31, 2005 was increased expected losses on two loans collateralized by limited service hospitality properties. During the three months ended March 31, 2004, we reduced the expected loss on a loan collateralized by a limited service hospitality property due to an unanticipated principal paydown.

     Income tax provision increased to $158,000 during the three months ended March 31, 2005 from $6,000 during the three months ended March 31, 2004. PMC Commercial has three wholly-owned taxable REIT subsidiaries, acquired in the merger with PMC Capital, which are subject to Federal income taxes, including First Western and PMC Investment Corporation. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates. We expect our Federal income tax provision to increase during 2005 based on the taxable income currently being generated by these subsidiaries.

Discontinued operations

     We had gains on the sales of real estate of $136,000 during the three months ended March 31, 2005 resulting primarily from the sale during March 2005 of a hotel property for approximately $2.1 million.

     Our net earnings from discontinued operations decreased to a net profit of $56,000 during the three months ended March 31, 2005 from a net profit of $150,000 during the three months ended March 31, 2004. During the three months ended March 31, 2005, one hotel property is included in discontinued operations while during the three months ended March 31, 2004, three hotel properties are included in discontinued operations.

Extraordinary item – negative goodwill

     Our negative goodwill during the three months ended March 31, 2004 was $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash of $3,389,000 and $2,175,000 (an increase of $1,214,000) from operating activities during the three months ended March 31, 2005 and 2004, respectively. The primary source of funds from operating activities is our income from continuing operations which increased to $3,924,000 from $2,503,000 (an increase of $1,421,000). Our income from continuing operations has increased primarily due to our larger investment portfolio subsequent to the merger.

     Our investing activities reflect net sources of funds of $2,545,000 and $29,479,000 during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, the primary sources of funds were net principal collected on (i) loans of $692,000 and (ii) Retained Interests of $882,000 and proceeds from the sale of a hotel property of $2,012,000. During the three months ended March 31, 2004, our primary source of funds was cash and cash equivalents acquired in connection with the merger with PMC Capital of $31,488,000. Funds used in investing activities during the three months ended March 31, 2004 were primarily (i) net loans funded of $1,254,000 and (ii) merger related costs paid of $856,000. Due to prepayments, our net loans funded represented a source of cash during the three months ended March 31, 2005. Net principal collected on Retained Interests has increased due to $43.6 million of Retained Interests acquired in the merger.

     Our financing activities reflect net uses of funds of $7,557,000 and $9,346,000 during the three months ended March 31, 2005 and 2004, respectively. We used funds in financing activities during the three months ended March 31, 2005 primarily for payment of principal on notes payable and debentures and our revolving credit facility of $41,902,000 primarily as a result of the repayment of (i) $20,000,000 in uncollateralized notes payable acquired in the merger with PMC Capital, (ii) $7,000,000 of debentures acquired in the merger with PMC Capital, and (iii) $14,600,000 on our revolving credit facility using the proceeds from our Conduit Facility. In addition, we incurred $1,466,000 of borrowing costs during the three months ended March 31, 2005 related to our debt issuances and dividends paid of $3,698,000. Partially offsetting this use of funds was the proceeds from our debt issuances of $39,470,000 during the three months ended March 31, 2005. During the three months ended March 31, 2004, the use of funds was primarily for dividends of $4,000,000 and the repayment of $5,000,000 in uncollateralized notes.

Sources and Uses of Funds

General

     At March 31, 2005, we had $7.4 million of cash and cash equivalents, $6.2 million of which is available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on the revolving credit facility or use the Conduit Facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $52.8 million at March 31, 2005, of which (i) $3.9 million represents commitments of our SBICs and (ii) $10.8 million are for loans to be originated by First Western SBLC, Inc. (“First Western”), approximately 75% of which will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

     In general, our liquidity requirements include operating costs, origination of new loans, debt principal payment requirements and payment of dividends. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:

•	Operating revenues;
•	Principal collections on existing loans receivable and Retained Interests;
•	Structured loan financings or sales;
•	Advances under our Conduit Facility;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes;
•	Proceeds from sales of Hotel Properties, net; and/or
•	Common equity issuance.

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

     As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code, of 1986, as amended (the “Code”). Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. During 2005, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2005 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

     At March 31, 2005, one of our SBICs had $3.0 million in available commitments from the SBA expiring in September 2007 to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remainder of 2005, we anticipate loan originations will range from $40 million to $60 million. See “Lending Division” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     In addition, we may use funds to repurchase loans from the QSPEs which (i) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure, (ii) reach maturity or (iii) require modification due to an assumption.

     On April 15, 2005, we acquired, through exercise of our option, the $2.2 million in loans receivable remaining in our First Western 1997 securitization for approximately $2.2 million using existing cash and the reserve fund balance of approximately $912,000.

Debt

     Information on our debt was as follows as of March 31, 2005:

				Weighted
		Required		Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments (1)	Maturities	Rate	Type
	(In thousands, except footnotes)

Junior Subordinated Notes	$27,070	$–	2035	6.26%	Variable
Debentures payable	15,500	–	2010 to 2015	7.10%	Fixed
Mortgage notes payable	14,045	3,769	2005 to 2019	6.92%	(2)
Conduit Facility	8,400	–	2008	3.65%	Variable
Structured notes payable (3)	7,089	601	2006 to 2018	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	–	2009 to 2010	4.00%	Fixed

	$76,104	$4,370

(1)	Represents principal payments for the twelve months ending March 31, 2006.
(2)	Of the $14.0 million in mortgage notes payable, $3.7 million have variable rates of interest.
(3)	Principal payments of our 1998 structured notes payable are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

     On March 15, 2005, PMC Commercial issued Junior Subordinated Notes of approximately $27.1 million due March 30, 2035 to the Preferred Trust. See “Recent Developments.” The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt, bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (computed based on a 360-day year). The Junior Subordinated Notes may be redeemed at our option beginning on March 30, 2010. The net proceeds, after payment of issuance costs of approximately $835,000, were used to prepay, without penalty, $20 million of uncollateralized notes payable and the remainder was used to repay a portion of the outstanding balance on our Conduit Facility.

     During March 2005, we “rolled-over” $4.0 million of debentures and repaid $3.0 million using cash on hand and our Revolver. Our new $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015.

     We do not anticipate any use of funds for the maturities on our mortgage notes payable since these mortgages are typically “rolled-over” into new mortgages upon maturity, unless the underlying Hotel Property has been sold.

     We have a $0.9 million mortgage payable with a fixed interest rate of 5.6% due in December 2005 and $2.3 million in mortgages payable with fixed interest rates of 5.4% and 6.5% due in March 2006 and anticipate that, if the underlying Hotel Properties have not been sold, that these mortgages payable will be “rolled-over” into a new variable-rate mortgages payable.

     On February 7, 2005, we entered into a three-year $100.0 million Conduit Facility expiring February 6, 2008. See “Recent Developments.” The interest rate on the Conduit Facility approximates LIBOR, plus 1%. In addition, we are charged an unused fee equal to 12.5 basis points computed based on our daily available balance. At the end of each annual period commencing February 6, 2006, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. We have not guaranteed the repayment of the advances outstanding under the Conduit Facility. We paid issuance costs of approximately $530,000, including a fee to the financial institution of $350,000, in connection with the Conduit Facility.

     The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At March 31, 2005, approximately $24.3 million of our loans were owned by PMC Conduit with $8.4 million in advances outstanding under the Conduit Facility. At March 31, 2005, additional advances of approximately $6.7 million were available without requiring any additional loan sales. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At March 31, 2005, we were in compliance with the covenants of this facility.

     At March 31, 2005, we had availability of $20 million under our Revolver which matures December 31, 2005. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At March 31, 2005, we were in compliance with the covenants of this facility.

Structured Loan Transactions

     Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. Due primarily to decreased loan originations during 2004 and the first quarter of 2005, we anticipate completing our next structured loan transaction no earlier than the fourth quarter of 2005.

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

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. See “Factors That May Affect Future Operating Results.”

     Summarized Contractual Obligations, Commitments and Contingencies and Off-Balance Sheet Arrangements

     Our contractual obligations at March 31, 2005 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)

Debt:
Notes and debentures payable (1)	$63,704	$4,370	$5,212	$7,408	$46,714
Revolver (2)	–	–	–	–	–
Redeemable preferred stock of subsidiary (3)	4,000	–	–	2,000	2,000
Conduit Facility	8,400	–	8,400	–	–

Interest:
Debt (4)	65,811	4,578	8,160	6,927	46,146

Other Contractual Obligations:
Operating lease (5)	1,257	158	352	399	348
Employment agreements (6)	2,586	1,108	1,478	–	–

Total contractual cash obligations	$145,758	$10,214	$23,602	$16,734	$95,208

(1)	Principal payments of our 1998 structured notes payable ($7.1 million at March 31, 2005) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures payable are presented at face value. For the interest obligation, variable rates in effect at March 31, 2005 were utilized and no change in variable interest rates was assumed.
(2)	We had availability of $20.0 million under our Revolver at March 31, 2005.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at March 31, 2005 was utilized and no change in variable interest rates was assumed.
(5)	Represents future minimum lease payments under our operating lease for office space.
(6)	We have employment agreements with certain of our executive officers.

     Our commitments at March 31, 2005 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)

Environmental (1)	$–	$–	$–	$–	$–
Property taxes on Hotel Properties (2)	360	360	–	–	–
Other commitments (3)	52,833	52,833	–	–	–

Total commitments	$53,193	$53,193	$–	$–	$–

(1)	PMC Funding has a recorded a liability of approximately $300,000 for the estimated costs at March 31, 2005 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $495,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation. On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes would become our responsibility. Amount above represents property taxes due but not yet paid by Arlington as of March 31, 2005. Tax assessments on our 18 Hotel Properties for the year ended December 31, 2004 were approximately $723,000.
(3)	Represents loan commitments and approvals outstanding.

     Our off-balance sheet arrangements have typically been structured loan sale transactions which are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to a QSPE that is not subject to consolidation in exchange for cash and beneficial interests in that entity. The QSPE issues notes payable (usually through a private placement) to unaffiliated parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the QSPE. The terms of the notes payable issued by the QSPEs provide that the owners of these QSPEs are not liable for any payment on the notes. Accordingly, if the financial assets in the QSPE are insufficient for the trustee to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPE. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a QSPE; as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements.

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

     The following are important factors which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004:

•	The market for structured loan transactions may decline, which would decrease the availability of, and increase the cost of, working capital and negatively affect the potential for growth;
•	Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results;
•	As a result of the merger with PMC Capital, we now originate riskier loans and loan losses could increase;
•	Our operating results could be negatively impacted by our inability to access certain financial markets;
•	Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current levels;
•	There are significant risks in lending to small businesses;
•	There is volatility in the valuation of our loans receivable;
•	We have an ongoing need for additional capital since earnings are required to be paid as dividends;
•	We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders;
•	Changes in interest rates could negatively affect lending operations, which could result in reduced earnings;
•	Our Board of Trust Managers may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our stock;
•	We depend on the accuracy and completeness of information about potential borrowers and guarantors;
•	There may be significant fluctuations in our quarterly results;
•	We depend on our key personnel, and the loss of any of our key personnel could adversely affect our operations;
•	Failure to qualify as a REIT would subject us to U.S. Federal income tax;
•	Ownership limitation may restrict change of control or business combination opportunities;
•	U.S. Federal income tax requirements may restrict our operations which could restrict our ability to take advantage of attractive investment opportunities;
•	Failure to make required distributions would subject us to tax;
•	Our ownership of and relation with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;
•	We operate in a highly regulated environment;
•	We are subject to the Americans with Disabilities Act.

     The following factors have been updated and revised to reflect information as of March 31, 2005:

•	We have a concentration of investments in the hospitality industry and in certain states, which may negatively impact the market price of our shares.

Substantially all of our revenue is generated from lending to hospitality properties and the ownership of Hotel Properties. Our loans receivable were approximately 87% concentrated in the hospitality industry at March 31, 2005. Any economic factors that negatively impact the hospitality industry, including terrorism, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At March 31, 2005, approximately 16% of our loans receivable were collateralized by properties in Texas and approximately 11% were collateralized by properties in Virginia. Approximately 29% of the loans receivable underlying our Retained Interests were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, sold loans or Aggregate Portfolio at March 31, 2005. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

•	We are dependent on third party management for the operation and sale of our Hotel Properties.

We are currently dependent upon Arlington to operate and manage our Hotel Properties under the Lease Agreement. The operating results of our Hotel Properties are subject to a variety of risks which could negatively impact the cash flow from our Hotel Properties to support the payment obligations under the Lease Agreement. Arlington announced in its Annual Report on Form 10-K for the year ended December 31, 2004, that the aggregate cash flow from the operations in 2004 of the Hotel Properties that we own and lease to one of Arlington’s subsidiaries was not sufficient to pay the lease obligations and ongoing capital expenditures related to these Hotel Properties as required by the amended individual lease agreements. To the extent the cash flows from our Hotel Properties are less than the lease payments, the shortfall is paid by Arlington from its other operations since Arlington has guaranteed the lease payments.

Under the Lease Agreement, Arlington is responsible for identifying and marketing our Hotel Properties for sale. There can be no assurance that the Hotel Properties will be sold at the best price or that buyers will be identified for our Hotel Properties. The Lease Agreement provides for incentives to sell the Hotel Properties in specific time frames. Arlington’s ability to meet those deadlines will allow the continuation of the reduced base rent.

In the event Arlington defaults on the Lease Agreement, there can be no assurance that we would be able to find a new operator for our Hotel Properties, negotiate to receive the same amount of lease income or that we would be able to collect on the guarantee of Arlington. In addition, in the event Arlington defaults, we would incur costs including holding costs, legal fees and costs to re-franchise the properties.

•	There is volatility in the valuation of our Retained Interests.

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

The following is a sensitivity analysis of our Retained Interests as of March 31, 2005 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Value	Asset Change (1)
	(In thousands)

Losses increase by 50 basis points per annum (2)	$61,838	($3,726)
Losses increase by 100 basis points per annum (2)	$58,281	($7,283)
Rate of prepayment increases by 5% per annum (3)	$64,571	($993)
Rate of prepayment increases by 10% per annum (3)	$63,734	($1,830)
Discount rates increase by 100 basis points	$62,949	($2,615)
Discount rates increase by 200 basis points	$60,484	($5,080)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

•	We are leveraged.

We have borrowed funds and intend to borrow additional funds. As a result, we use leverage to fund our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

DIVIDENDS

     On January 10, 2005, we paid a $0.34 per share quarterly dividend to common shareholders of record on December 31, 2004. The Board of Trust Managers declared a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005 which was paid on April 11, 2005.

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers. Our Board of Trust Managers considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board of Trust Managers also uses REIT taxable income plus tax depreciation, less the collection of percentage rents set aside for future capital expenditures in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.

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

REIT TAXABLE INCOME

     Taxable REIT income is presented to assist investors in analyzing our performance and is a measure that is presented quarterly in our consolidated financial statements and is one of the factors utilized by our Board of Trust Managers in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Three Months Ended March 31,
	2005	2004
	(In thousands)

Net income	$4,116	$14,246
Less: taxable REIT subsidiaries net income, net of tax	(229)	(6)
Add: book depreciation	437	461
Less: tax depreciation	(360)	(467)
Book/tax difference on property sale	(39)	–
Book/tax difference on Retained Interests, net	515	721
Book/tax difference on lease income	(381)	–
Negative goodwill	–	(11,593)
Asset valuation	110	(189)
Other book/tax differences, net	(37)	7

REIT taxable income	$4,132	$3,180

Distributions declared	$3,807	$3,055

Common shares outstanding	10,880	10,844

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable (approximately $24.5 million at March 31, 2005) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At March 31, 2005 and December 31, 2004, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves or purchase or other discounts. Our variable-rate loans receivable are at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At March 31, 2005 and December 31, 2004, we had $103.5 million and $100.1 million of variable-rate loans receivable, respectively, and $39.2 million and $28.3 million of variable-rate debt at March 31, 2005 and December 31, 2004, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($64.3 million and $71.8 million at March 31, 2005 and December 31, 2004, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of $15.6 million of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2005 and December 31, 2004, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $487,000 and $494,000, respectively.

NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of March 31, 2005 and December 31, 2004, approximately $37.1 million (49%) and $50.5 million (64%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver or the Conduit Facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2005, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $392,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes payable from our 1998 structured loan financing (which cannot be repaid other than through collections of principal on the underlying loans receivable), SBA debentures and mortgages payable. Our debentures have current prepayment penalties between 1% and 5% of the principal balance. Of our $10.3 million of fixed-rate Hotel Property mortgages, $5.8 million have significant penalties for prepayment and $4.5 million have no prepayment penalties.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2005 and December 31, 2004.

     Market risk disclosures related to our outstanding debt as of March 31, 2005 were as follows:

	Twelve Month Period Ending March 31,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)

Fixed-rate debt (2)	$4,192	$3,993	$827	$1,930	$4,743	$21,484	$37,169	$37,693

Variable-rate debt (primarily LIBOR-based)(3)	178	190	8,602	216	2,288	27,695	39,169	39,169

Totals	$4,370	$4,183	$9,429	$2,146	$7,031	$49,179	$76,338	$76,862

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at March 31, 2005 was 5.8%.

     Market risk disclosures related to our outstanding debt as of December 31, 2004 were as follows:

	Years Ending December 31,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)

Fixed-rate debt (2)	$18,969	$6,350	$809	$1,933	$2,656	$19,774	$50,491	$51,111

Variable-rate debt (LIBOR and prime based)(3)	14,790	10,201	214	227	2,276	638	28,346	28,346

Totals	$33,759	$16,551	$1,023	$2,160	$4,932	$20,412	$78,837	$79,457

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2004 was 4.0%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at March 31, 2005, the estimated fair value of our Retained Interests at March 31, 2005 would have decreased by approximately $2.6 million and $5.1 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2004, the estimated fair value of our Retained Interests at December 31, 2004 would have decreased by approximately $2.8 million and $5.4 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 6. Exhibits

A. Exhibits

3.1		Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).
3.2		Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*10.1		Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005.
*10.2		Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005.
*10.3		Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005.
*10.4		Preferred Securities Certificate.
*10.5		Floating Rate Junior Subordinated Note due 2035.
*31.1		Section 302 Officer Certification – Chief Executive Officer
*31.2		Section 302 Officer Certification – Chief Financial Officer
**32.1		Section 906 Officer Certification – Chief Executive Officer
**32.2		Section 906 Officer Certification – Chief Financial Officer

  * Filed herewith.
** Submitted herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 5/10/05	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 5/10/05	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer (Principal Accounting Officer)