Form 10-Q
period 2005-06-30
PMC COMMERCIAL TRUST /TX
filed 2005-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________.
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
YES ☑ NO ☐
As of August 4, 2005, Registrant had outstanding 10,895,421 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) - June 30, 2005 and December 31, 2004	2

Consolidated Statements of Income (Unaudited) - Three and Six Months Ended June 30, 2005 and 2004	3

Consolidated Statements of Comprehensive Income (Unaudited) - Three and Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Beneficiaries’ Equity (Unaudited) – Six Months Ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	66

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	67

Item 6. Exhibits	67
2005 Equity Incentive Plan
Employment Contract - Andrew S. Rosemore
Employment Contract - Lance B. Rosemore
Employment Contract - Barry N. Berlin
Employment Contract - Jan F. Salit
Employment Contract - Ron Dekelbaum
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Financial Information

ITEM 1.

Financial Statements

CONSOLIDATED BALANCE SHEETS

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Loans receivable, net	$133,133	$128,234
Retained interests in transferred assets	65,001	70,523
Real estate investments, net	30,132	36,223
Real estate investments held for sale, net	—	1,859
Cash and cash equivalents	6,211	9,065
Restricted investments	3,342	3,096
Rent and related receivables	3,010	1,337
Mortgage-backed security of affiliate	977	1,027
Deferred tax asset, net	340	327
Other assets	3,707	2,149

Total assets	$245,853	$253,840

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Notes and debentures payable	$35,753	$60,749
Junior subordinated notes	27,070	—
Credit facilities	6,825	14,600
Redeemable preferred stock of subsidiary	3,531	3,488
Dividends payable	3,331	3,761
Accounts payable and accrued expenses	2,682	2,674
Borrower advances	2,494	2,732
Due to affiliates, net	1,121	1,971
Other liabilities	1,705	1,661

Total liabilities	84,512	91,636

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,028,271 and 11,009,811 shares issued at June 30, 2005 and December 31, 2004, respectively, 10,895,421 and 10,876,961 shares outstanding at June 30, 2005 and December 31, 2004, respectively	110	110
Additional paid-in capital	152,013	151,818
Net unrealized appreciation of retained interests in transferred assets	4,789	5,120
Cumulative net income	117,352	111,003
Cumulative dividends	(112,538)	(105,462)

	161,726	162,589

Less: Treasury stock; at cost, 132,850 shares	(1,285)	(1,285)

Total beneficiaries’ equity	160,441	161,304

Total liabilities and beneficiaries’ equity	$245,853	$253,840

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
Revenues:
Interest income	$5,312	$3,369	$2,825	$2,028
Income from retained interests in transferred assets	4,426	3,843	1,899	2,548
Lease income	2,963	2,289	1,592	1,148
Other income	1,923	1,280	966	755

Total revenues	14,624	10,781	7,282	6,479

Expenses:
Interest	2,506	2,118	1,319	1,258
Salaries and related benefits	2,229	1,262	1,174	955
Impairment losses	1,854	—	1,854	—
General and administrative	1,582	856	985	633
Depreciation	794	764	399	386
Provision for (reduction of) loan losses, net	269	(205)	116	(16)
Realized losses on retained interests in transferred assets	231	101	210	88
Advisory and servicing fees to affiliate, net	—	282	—	—

Total expenses	9,465	5,178	6,057	3,304

Income before income tax provision, minority interest, discontinued operations and extraordinary item	5,159	5,603	1,225	3,175

Income tax provision	(294)	(51)	(136)	(45)
Minority interest (preferred stock dividend of subsidiary)	(45)	(30)	(23)	(22)

Income from continuing operations	4,820	5,522	1,066	3,108

Discontinued operations:
Net gains on sales of real estate	1,114	218	978	218
Net earnings	415	496	189	257

	1,529	714	1,167	475

Income before extraordinary item	6,349	6,236	2,233	3,583

Extraordinary item:
Negative goodwill	—	11,593	—	—

Net income	$6,349	$17,829	$2,233	$3,583

Weighted average shares outstanding:
Basic	10,882	9,397	10,887	10,845

Diluted	10,894	9,419	10,898	10,858

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.59	$0.10	$0.29
Discontinued operations	0.14	0.07	0.10	0.04
Extraordinary item	—	1.23	—	—

Net income	$0.58	$1.89	$0.20	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
Net income	$6,349	$17,829	$2,233	$3,583

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(50)	(705)	1,334	(1,603)
Net realized gains included in net income	(281)	(271)	(110)	(144)

	(331)	(976)	1,224	(1,747)

Comprehensive income	$6,018	$16,853	$3,457	$1,836

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

(In thousands, except share and per share data)

	Six Months Ended June 30, 2004
	(Unaudited)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2003	6,452,791	$66	$94,792	$3,618	$86,222	$(91,322)	$(1,285)	$92,091
Net unrealized depreciation	—	—	—	(976)	—	—	—	(976)
Shares issued through exercise of options	18,370	—	141	—	—	—	—	141
Shares issued in connection with merger with PMC Capital, Inc.	4,385,800	44	57,410	—	—	—	—	57,454
Merger costs	—	—	(769)	—	—	—	—	(769)
Issuance of share options	—	—	8	—	—	—	—	8
Dividends ($0.72 per share)	—	—	—	—	—	(6,746)	—	(6,746)
Net income	—	—	—	—	17,829	—	—	17,829

Balances, June 30, 2004	10,856,961	$110	$151,582	$2,642	$104,051	$(98,068)	$(1,285)	$159,032

	Six Months Ended June 30, 2005
	(Unaudited)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2004	10,876,961	$110	$151,818	$5,120	$111,003	$(105,462)	$(1,285)	$161,304
Net unrealized depreciation	—	—	—	(331)	—	—	—	(331)
Shares issued through exercise of options	9,400	—	123	—	—	—	—	123
Issuance of share options and restricted shares	9,060	—	72	—	—	—	—	72
Dividends ($0.65 per share)	—	—	—	—	—	(7,076)	—	(7,076)
Net income	—	—	—	—	6,349	—	—	6,349

Balances, June 30, 2005	10,895,421	$110	$152,013	$4,789	$117,352	$(112,538)	$(1,285)	$160,441

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$6,349	$17,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	866	932
Realized losses on retained interests in transferred assets	231	101
Extraordinary item — negative goodwill	—	(11,593)
Gains on sales of real estate	(1,114)	(218)
Deferred income taxes	(14)	(9)
Provision for (reduction of) loan losses, net	269	(205)
Impairment losses	1,854	—
Premium income adjustment	51	(27)
Amortization and accretion, net	(151)	(95)
Share-based compensation	72	5
Loans funded, held for sale	(2,899)	(1,161)
Proceeds from sale of guaranteed loans	3,410	1,241
Loan fees collected, net	154	99
Capitalized loan origination costs	(50)	(143)
Change in operating assets and liabilities:
Due to/from affiliates, net	132	1,912
Other assets	(1,885)	127
Borrower advances	(238)	(1,008)
Accounts payable and accrued expenses	5	(650)
Other liabilities	(640)	(173)

Net cash provided by operating activities	6,402	6,964

Cash flows from investing activities:
Loans funded	(14,088)	(21,803)
Principal collected on loans receivable	9,726	12,423
Principal collected on notes receivable	292	—
Principal collected on retained interests in transferred assets	3,598	3,684
Investment in retained interests in transferred assets	(1,116)	(1,249)
Proceeds from assets acquired in liquidation held for sale, net	1,404	1,689
Proceeds from sales of hotel properties, net	6,690	—
Proceeds from mortgage-backed security of affiliate	63	95
Cash and cash equivalents received in connection with merger	—	31,488
Merger related costs	—	(1,006)
Investment in PMC Preferred Capital Trust-A	(820)	—
Investment in restricted investments, net	(246)	(1,698)
Purchase of furniture, fixtures and equipment.	(330)	(505)

Net cash provided by investing activities.	5,173	23,118

Cash flows from financing activities:
Proceeds from issuance of common shares	123	141
Proceeds from (repayment of) revolving credit facility, net.	(14,600)	3,700
Proceeds from issuance of SBA debentures	4,000	—
Proceeds from conduit warehouse facility, net	6,825	—
Proceeds from issuance of junior subordinated notes	27,070	—
Payment of principal on notes payable and debentures	(28,875)	(11,252)
Payment of borrowing costs	(1,466)	(81)
Payment of dividends	(7,506)	(5,485)

Net cash used in financing activities	(14,429)	(12,977)

Net increase (decrease) in cash and cash equivalents	(2,854)	17,105

Cash and cash equivalents, beginning of year	9,065	1,078

Cash and cash equivalents, end of period	$6,211	$18,183

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of June 30, 2005 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005 and 2004 and beneficiaries’ equity and cash flows for the six months ended June 30, 2005 and 2004, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2005 and our results of operations for the three and six months ended June 30, 2005 and 2004. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involved the valuation of our net assets acquired in connection with the merger, the valuation of our retained interests in transferred assets, determination of reserves on our receivables and impairment analyses on our long-lived assets.

The results for the three and six months ended June 30, 2005 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust (“REIT”) that either directly or through its subsidiaries, primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. We originate loans on commercial real estate primarily to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common shares are traded on the American Stock Exchange under the symbol “PCC.” On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), a regulated investment company related to us through common management, was merged with and into PMC Commercial. As a result of the merger, we own and operate the businesses of PMC Capital and its subsidiaries, along with our existing operations and businesses.

Note 3. Consolidation:

We consolidate entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of the entity accounted for using the equity method. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. All material intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of PMC Commercial, First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”), Western Financial Capital Corporation (“Western Financial”), PMC Commercial Trust, Ltd. 1998-1 (“PMCT Trust”), PMC Funding Corp. (“PMC Funding”), PMC Asset Holding, LLC (“Asset Holding”), PMC Conduit, L.P. (“PMC Conduit”), PMC Properties, Inc. (“PMC Properties”) and four separate subsidiaries created in conjunction with the purchase of four hotel properties in 1999.

First Western is licensed as a small business lending company that originates loans through the Small Business Administration (“SBA”) 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended (“SBIA”). Western Financial is a licensed small business investment company under the SBIA. PMCT Trust was formed in conjunction with our 1998 structured loan financing transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party managers, of certain limited service hotel properties.

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

Note 4. Variable Interest Entities:

General Information
 In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R (“FIN 46R”). The primary objectives of FIN 46R are to provide guidance on (1) the identification of entities for which control is achieved through means other than voting rights (Variable Interest Entities (“VIEs”)), and (2) how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is not considered sufficient (based on both quantitative and qualitative considerations) to finance the entity’s activities without receiving additional subordinated financial support from other parties, including the entity’s own equity investors.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 6. Share-Based Compensation Plans:

At June 30, 2005, we have options outstanding under share-based compensation plans. The 1993 Employee Share Option Plan and the Trust Manager Share Option Plan expired in December 2003; thus, no additional options will be issued under these two plans.

The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 common shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders.

We use the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

Option awards were granted with an exercise price equal to the market price of our common shares at the date of grant and vest immediately upon grant with five-year contractual terms. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

We granted 36,700 option awards on June 11, 2005 at an exercise price of $14.54. The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption:
Expected Term (years)	3.0
Risk-Free Interest Rate	3.74%
Expected Dividend Yield	9.16%
Expected Volatility	16.63%

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical volatility to determine our expected volatility. We recorded compensation expense of approximately $23,000 during the three and six months ended June 30, 2005 related to the option grant.

In addition, we issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 11, 2005 with the current market price of the shares at $14.54. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $49,000 during the three and six months ended June 30, 2005 for the vested portion of our restricted share issuance. As of June 30, 2005, there was approximately $82,000 of total unrecognized compensation expense related to the unvested restricted shares which will be recognized over the next two years.

We assumed unearned stock compensation in the merger with PMC Capital representing the intrinsic value of unvested options assumed that vest as the employees provide future services. Compensation expense was recognized over the vesting period. We recorded compensation expense of approximately $4,000 and $5,000 during the three and six months ended June 30, 2004, respectively, related to these unvested options.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Merger:

PMC Capital merged with and into PMC Commercial on February 29, 2004. Benefits from the merger included a larger equity market capitalization that helps create new business flexibility and earnings stability. As a result of the larger equity base, our ability to meet our liquidity needs has been enhanced through access to larger credit facilities and alternative capital sources such as our Conduit Facility and Junior Subordinated Notes. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average of the closing prices of our common shares for the six days preceding the date of the announcement, adjusted by declared but unpaid dividends.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1, 2004:

Six Months
Ended
June 30, 2004
(In thousands, except
per share data)

Total revenues	$13,520

Income from continuing operations	$5,569

Income before extraordinary item	$6,438

Extraordinary item — negative goodwill	$11,593

Net income	$18,031

Earnings per share	$1.66

These pro forma results have been prepared for comparative purposes only. In the opinion of management, all material adjustments necessary to reflect the effects of the merger transaction have been made.

Note 8. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
SBIC commercial mortgage loans	$42,130	$40,031
SBA 7(a) Guaranteed Loan Program loans	16,960	14,236
Other commercial mortgage loans	74,930	74,590

Total loans receivable	134,020	128,857
Less:
Deferred commitment fees, net	(454)	(459)
Loan loss reserves	(433)	(164)

Loans receivable, net	$133,133	$128,234

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information on our loans receivable, net, was as follows:

	June 30, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Fixed rate	$23,792	17.9%	9.8%	$28,100	21.9%	9.7%
Variable rate — prime	16,531	12.4%	7.7%	15,445	12.0%	6.6%
Variable rate — LIBOR	92,810	69.7%	7.4%	84,689	66.1%	6.4%

	$133,133	100.0%	7.9%	$128,234	100.0%	7.1%

Our loans receivable were approximately 95% concentrated in the hospitality industry at June 30, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

The activity in our loan loss reserves was as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Balance, beginning of year	$164	$675
Provision for loan losses	287	171
Reduction of loan losses	(18)	(375)

Balance, end of period	$433	$471

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Impaired loans requiring reserves	$1,890	$2,484
Impaired loans expected to be fully recoverable (1)	3,658	2,355

Total impaired loans	$5,548	$4,839

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Average impaired loans	$4,839	$4,390	$3,596	$6,230

Interest income on impaired loans (2)	$138	$73	$68	$27

(1)	Loans acquired in the merger, loans repurchased from the QSPEs and loans deemed to be repurchased from the QSPEs were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

Note 9. Real Estate Investments and Rent and Related Receivables:

As of June 30, 2005, we owned 16 hotel properties (the “Hotel Properties”). These properties were part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.”

The Lease Agreement expires in June 2008, but can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. This initial five-year extension period must be exercised on an “all-or-none” basis. If fully extended, the term of the Lease Agreement would continue until September 2020. AHI guarantees the obligations of AII under the Lease Agreement. AHI is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”), and additional information about Arlington can be obtained from the SEC’s website at www.sec.gov.

The Lease Agreement (1) allows for the disposition of the Hotel Properties prior to October 1, 2008 and (2) provides for annual rent of 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $39.2 million) is the value attributed to each Hotel Property at inception of the Lease Agreement for purposes of determining the lease payment. The Lease Agreement provides for rent increases to approximately 10.5% and ultimately 15% of the Stated Value established for the Hotel Properties unless Hotel Properties are sold prior to October 1, 2008 and sales occur so that we own less than 16, 11 and six Hotel Properties at October 1, 2005, 2006 and 2007, respectively. In addition, the annual rent increases to 15% of the Stated Value established for the Hotel Properties in the event of a monetary default.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease income was recorded on a straight-line basis over the remaining fixed non-cancelable term of the Lease Agreement. Due to the initial five-year lease extension being controlled by PMC Commercial, the fixed non-cancelable lease term was through June 2013. During the three and six months ended June 30, 2005, we recorded approximately $543,000 and $1,137,000, respectively, in straight-line rent.

Lease Agreement Default
 The May and June 2005 lease payments due from AII were not paid. As a result, we declared an event of default under the Lease Agreement, requested payment from AHI as the guarantor and asserted our right to terminate AII’s possession of the properties without terminating the individual lease agreements. We obtained possession of one property which we currently operate; however, on June 22, 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code which prevented us from any further attempts to terminate possession of any of the remaining properties without termination of the leases. AHI has not filed for bankruptcy although to date, AHI has not performed pursuant to the guaranty. On June 28, 2005, the Bankruptcy Court approved the rejection (i.e., termination) of two of the individual property leases under the Lease Agreement. As a result of the lease rejection, we were given possession of the two properties.

For the three properties we currently operate, we have retained third party management companies to operate the properties. There can be no assurance that AII will not reject either additional or all of the remaining individual property leases. It is our intention to sell these properties in an orderly and efficient manner. However, due to the bankruptcy of AII, there is an uncertainty as to the ultimate timing for the sale of these properties.

AII made its July and August rent payments (at 8.5% of the Stated Value established for the 13 Hotel Properties operated by AII) of approximately $224,000 each month during July and August 2005.

Real Estate Investments
Our real estate investments consisted of the following:

	June 30, 2005	December 31, 2004
			Real
	Real	Real	Estate
	Estate	Estate	Investment
	Investments	Investments	Held for Sale
	(Dollars in thousands)
Land	$3,846	$4,469	$325
Buildings and improvements	31,644	36,579	1,819
Furniture, fixtures and equipment	2,502	4,825	214

	37,992	45,873	2,358
Accumulated depreciation	(7,860)	(9,650)	(499)

	$30,132	$36,223	$1,859

Number of Hotel Properties	16	18	1

For our 16 Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of approximately $1.9 million during the three and six months ended June 30, 2005 related to our Hotel Properties included in our property segment. Impaired assets identified were furniture, fixtures and equipment and buildings and improvements. Future cash flows are based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination fees and property operations, if applicable. Management’s estimates of the values for property sales are based on current market conditions. These values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property.

We have mortgage notes on 10 of our Hotel Properties. The net book value and mortgage payables of our mortgaged real estate investments was approximately $18.9 million and $12.6 million, respectively, at June 30, 2005.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease Payments
 As a result of a monetary default, the Lease Agreement provides for rent to be at the default rate of 15% of the Stated Value established for the Hotel Properties; however, due to the uncertainty of collection we have not recorded this additional rent. For 2005, the annual rent payment for the 13 Hotel Properties operated by AII is approximately $2,686,000 based on 8.5% of the Stated Value established for the Hotel Properties (notwithstanding Arlington’s default).

In addition to our rent payment, we historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Effective April 14, 2005, we signed a letter agreement with Arlington waiving the requirement for percentage rent on 12 of the 16 Hotel Properties during the three months ended March 31, 2005. AII did not pay the percentage rent due for May and June. In addition, the April payment was not made for 12 of the 16 Hotel Properties. For the six months ended June 30, 2005 and 2004, our percentage rent was approximately $30,000 and $280,000, respectively. For the three months ended June 30, 2005 and 2004, our percentage rent was approximately $8,000 and $156,000, respectively.

Minimum future lease payments receivable on the 13 remaining individual property leases, as amended, notwithstanding Arlington’s default, were as follows at June 30, 2005:

	Twelve months ending June 30,
	2006	2007	2008	2009	2010
	(In thousands)
Minimum future lease payments	$3,160	$4,385	$4,740	$4,740	$4,740

Rent and Related Receivables
Our rent and related receivables were as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Straight-line rent receivable	$1,531	$604
Note receivable	644	733
Rent receivable	575	—
Property taxes due from AII	248	—
Other	12	—

Rent and related receivables	$3,010	$1,337

We evaluated the recoverability of these net assets based on a probability weighted analysis of the future cash flows expected to be received and determined that no allowance was necessary on these assets as of June 30, 2005. We currently anticipate that future rent and rent related income will be recorded on a cash basis due to the uncertainty surrounding collection and based on the results of our recoverability analysis. To the extent there is a reduction of estimated future cash flows, we would record an allowance against these receivables. Conversely, if we were to collect proceeds above our estimates, any excess would be recorded as lease income.

In addition to the rent and related receivables above, we maintain a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred. As of June 30, 2005, the balance in our capital expenditure account is approximately $1.1 million and is included in restricted investments on our consolidated balance sheet.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Sales
 Upon the sale of each of the Hotel Properties, AHI is required to provide us consideration equal to the Stated Value established for the Hotel Property being sold, through cash proceeds from a third party purchaser and an unsecured note from Arlington if the cash proceeds are less than the Stated Value established for the Hotel Property (a “Shortfall”). The Shortfall note receivable is unsecured, evidences the aggregate of all Shortfalls, originally matured in 2011 and had a fixed interest rate of 8.5%. At June 30, 2005, the Shortfall note receivable was approximately $776,000 (prior to discounts), had a default interest rate of 15% and is currently due since Arlington is now in default under the Lease Agreement. If, at any time, the aggregate Shortfall exceeds $4.0 million, AHI is immediately required to pay the excess. Any sales proceeds received in excess of the Stated Value established for the Hotel Property sold will be applied as a reduction of the balance outstanding on any Shortfall or if none are outstanding, then allocated to reduce the Stated Value established for the remaining Hotel Properties to be sold.

A Shortfall note receivable from AHI is recorded as a deferred liability at the estimated fair value of the note received since an uncertainty exists as to whether the note receivable will ultimately be collected from AHI or third party sales proceeds from the sale of the remaining properties. If principal payments are made on the Shortfall note such that the face amount of the Shortfall note is less than the deferred liability, income will be recorded. No later than the disposition of the final property, any remaining deferred liability will be considered earned and accordingly, will be recorded as income. We received fees of approximately $293,000 during the six months ended June 30, 2005 related to the sale of two hotel properties (one during the fourth quarter of 2004 and one during the first quarter of 2005) of which approximately $146,000 was recognized as income.

We sold a hotel property during March 2005, previously included in real estate investment held for sale, for $2.1 million and recognized a gain of approximately $127,000. AHI provided us with a Shortfall note receivable with an estimated fair value of $267,000 and we recorded a corresponding deferred liability which was included in other liabilities on our consolidated balance sheet.

During June 2005, we sold two hotel properties for approximately $4.9 million and recorded gains totaling approximately $978,000. In conjunction with these sales, the Shortfall note receivable was reduced by approximately $70,000 representing the sales proceeds received from third parties in excess of the Stated Value of the hotel properties.

Property Taxes
 Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. As of June 30, 2005, property taxes due for 2004 but not yet paid by Arlington totaled approximately $250,000. We paid these property taxes during July 2005. As a result, we recorded general and administrative expense and accounts payable and accrued expenses of approximately $250,000 on our consolidated balance sheet for these taxes during the three and six months ended June 30, 2005. Since these taxes are the responsibility of Arlington under the Lease Agreement, we also recorded rent and related receivables on our consolidated balance sheet and lease income of approximately $250,000 during the three and six months ended June 30, 2005. Additional unpaid property taxes which are Arlington’s responsibility at June 30, 2005 totaled approximately $400,000. To the extent Arlington does not make these required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. Estimated annual tax assessments for 2005 on our 16 Hotel Properties total approximately $667,000.

Note 10. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) (usually through a private placement) to unaffiliated parties (“Structured Noteholders”). The QSPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the QSPE which means that should the financial assets in the QSPE be insufficient for the trustee to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the QSPE, the Structured Notes issued by the QSPE, and the operating results of the QSPE are not included in our consolidated financial statements. The difference between (1) the carrying value of the loans receivable sold and (2) the sum of (a) the cash

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

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

Information pertaining to our Originated Structured Loan Sale Transactions as of June 30, 2005 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$35,659	$24,373	$20,633	$37,398
Structured Notes balance outstanding	$30,223	$21,841	$17,932	$32,942
Cash in the collection account	$374	$318	$205	$290
Cash in the reserve account	$2,151	$1,471	$1,254	$2,255
Weighted average interest rate on loans (1)	9.49%	9.67%	9.43%	L+4.02%
Discount rate assumptions (2)	6.9% to 11.6%	7.0% to 11.7%	7.0% to 11.7%	7.6% to 11.6%
Constant prepayment rate assumption (3)	11.00%	10.75%	10.75%	11.00%
Weighted average remaining life of loans (4)	3.42 years	4.19 years	4.20 years	4.45 years
Aggregate losses assumed (5)	3.73%	3.49%	5.35%	3.79%
Aggregate principal losses to date (6)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 6.9% to 7.6% for our required overcollateralization, (b) 8.6% to 8.7% for our reserve funds and (c) 11.6% to 11.7% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.0% to 2.3%. No losses are assumed in the twelve months ending June 30, 2006 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to our Acquired Structured Loan Sale Transactions as of June 30, 2005 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$18,069	$21,895	$13,553	$26,711	$24,364	$47,988
Structured Notes balance outstanding	$17,893	$18,454	$10,876	$22,833	$21,806	$43,182
Cash in the collection account	$1,057	$361	$166	$288	$247	$1,261
Cash in the reserve account	$1,519	$1,325	$818	$1,610	$1,709	$2,945
Weighted average interest rate of loans (1)	P+1.2%	9.07%	9.10%	9.67%	9.60%	L+4.02%
Discount rate assumptions (2)	7.4% to 11.6%	6.9% to 11.6%	7.1% to 11.8%	7.1% to 11.8%	7.1% to 11.8%	7.6% to 11.6%
Constant prepayment rate assumption (3)	12.00%	15.00%	15.00%	11.00%	11.00%	11.00%
Weighted average remaining life of loans (4)	3.06 years	2.86 years	2.59 years	3.75 years	3.65 years	4.36 years
Aggregate principal losses assumed (5)	3.32%	2.70%	3.68%	3.40%	6.03%	3.64%
Aggregate principal losses to date (6)	—%	—%	4.27%	1.78%	—%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 6.9% to 7.6% for our required overcollateralization, (b) 8.6% to 8.8% for our reserve funds and (c) 11.6% to 11.8% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.0% to 2.2%. No losses are assumed in the twelve months ending June 30, 2006 for those structured loan sale transactions with no current potential impaired loans.
(6)	For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial subsequent to the merger.

None of the loans within our Originated or Acquired Structured Loan Sale Transactions were delinquent over 60 days as to principal and interest. However, we have identified one loan ($1.4 million) within our Acquired Structured Loan Sale Transactions (the 2002 Joint Venture) that we consider a problem loan. Problem loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. If we had to liquidate this loan, the loss could exceed estimates and the estimated fair value of our Retained Interests would decline.

In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At June 30, 2005, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $39.2 million and the weighted average excess spread was approximately 0.7%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at June 30, 2005 included a prepayment speed of 20% per annum and a discount rate of 11.6%.

First Western previously had Retained Interests related to the sale of the unguaranteed portion of its loans receivable through a private placement in 1997. On April 15, 2005, we acquired, through exercise of our option, the $2.2 million in loans

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

receivable remaining in the securitization for approximately $2.2 million using existing cash and the reserve fund balance of $912,000.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our Retained Interests consisted of the following:

	June 30, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$742	$742	$742
1998 Partnership	1,074	1,226	459	2,759	2,635
1999 Partnership	3,985	1,029	660	5,674	5,422
2000 Joint Venture	9,218	2,147	1,096	12,461	11,260
2001 Joint Venture	7,534	2,586	2,814	12,934	11,421
2002 Joint Venture	8,201	2,477	938	11,616	10,801
2003 Joint Venture	10,892	4,323	3,600	18,815	17,931

	$40,904	$13,788	$10,309	$65,001	$60,212

	December 31, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$906	$853	$1,759	$1,739
1998 Partnership	1,131	1,280	520	2,931	2,783
1999 Partnership	4,070	1,340	641	6,051	5,844
2000 Joint Venture	9,376	2,631	1,079	13,086	11,644
2001 Joint Venture	7,847	3,302	4,041	15,190	13,658
2002 Joint Venture	8,324	2,661	1,517	12,502	11,330
2003 Joint Venture	10,891	4,397	3,716	19,004	18,405

	$41,639	$16,517	$12,367	$70,523	$65,403

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following sensitivity analysis of our Retained Interests as of June 30, 2005 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$61,398	$(3,603)
Losses increase by 100 basis points per annum (2)	$57,913	$(7,088)
Rate of prepayment increases by 5% per annum (3)	$63,714	$(1,287)
Rate of prepayment increases by 10% per annum (3)	$63,169	$(1,832)
Discount rates increase by 100 basis points	$62,400	$(2,601)
Discount rates increase by 200 basis points	$59,947	$(5,054)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at June 30, 2005 and December 31, 2004 our consolidated balance sheets do not include the $294.6 million and $321.4 million of assets, respectively, and $238.7 million and $263.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our QSPEs.

The following information summarizes the financial position of the QSPEs at June 30, 2005 and December 31, 2004.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)
Loans receivable, net	$18,036	$19,392	$21,895	$23,264	$49,212	$52,540

Total assets	$20,677	$21,662	$23,708	$28,427	$52,954	$57,808

Notes payable	$17,893	$18,770	$18,454	$22,814	$41,098	$45,604

Total liabilities	$17,965	$18,829	$18,556	$22,940	$41,223	$45,742

Partners’ capital	$2,712	$2,833	$5,152	$5,487	$11,731	$12,066

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)
Loans receivable, net	$51,078	$58,926	$44,925	$52,029	$85,386	$87,640

Total assets	$54,963	$63,591	$49,864	$56,001	$92,454	$93,915

Notes payable	$44,674	$52,440	$39,738	$45,489	$76,124	$77,586

Total liabilities	$44,792	$52,579	$39,848	$45,615	$76,272	$77,705

Partners’ capital	$10,171	$11,012	$10,016	$10,386	$16,182	$16,210

The following information summarizes the results of operations of the QSPEs.

Summary of Operations (1):

	Six Months Ended June 30,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)
Interest income	$654	$578	$1,038	$1,364	$2,422	$3,001

Total revenues	$670	$600	$1,058	$1,568	$2,499	$3,189

Provision for (reduction of) losses	$(2)	$(182)	$—	$—	$—	$145

Interest expense	$409	$306	$632	$845	$1,561	$2,023

Total expenses	$442	$163	$673	$896	$1,645	$2,274

Net income	$228	$437	$385	$672	$854	$915

	Six Months Ended June 30,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)
Interest income	$2,681	$3,090	$2,484	$2,824	$3,034	$2,630

Total revenues	$3,206	$3,194	$2,835	$3,491	$3,047	$2,744

Provision for (reduction of) losses, net	$(409)	$649	$276	$147	$—	$—

Interest expense	$1,553	$1,847	$1,407	$1,796	$1,574	$1,103

Total expenses	$1,235	$2,600	$1,764	$2,037	$1,716	$1,267

Net income	$1,971	$594	$1,071	$1,454	$1,331	$1,477

(1)	Amounts represent 100% of the limited partnership interests in the QSPEs.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The income from our Retained Interests represents the accretion (recognized using the interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests, which is comprised of the income earned less realized losses, was as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Annualized yield	11.4%	11.6%	10.3%	11.3%

Servicing fee income for the six and three months ended June 30, 2005 and 2004 for loans held by the QSPEs was approximately $433,000 and $312,000 and $209,000 and $254,000, respectively. We have not established a servicing asset or liability related to the loans held by our QSPEs as the servicing fees are considered adequate compensation.

We received approximately $8.0 million and $7.5 million in cash distributions from the QSPEs during the six months ended June 30, 2005 and 2004, respectively.

During March 2005, a defaulted loan with a principal balance of approximately $2.6 million was transferred from the 2001 Joint Venture to PMC Commercial. Previously, in accordance with Emerging Issues Task Force issue number 02-09, PMC Commercial had recorded the loan receivable and a corresponding due to affiliate at the estimated value of the loan receivable of approximately $2.1 million and reversed a previously recorded discount of $415,000. The limited service hospitality property underlying the loan receivable was sold during May 2005 for $3.1 million subject to certain conditions and approvals. We financed the sale through origination of a loan of $2.5 million at an interest rate of LIBOR plus 4.0% and a maturity and amortization period of 20 years.

In accordance with Emerging Issues Task Force issue number 02-09, as a result of a defaulted loan on which we initiated foreclosure and were contractually allowed to repurchase from the QSPE, we recorded a loan receivable and a corresponding due to affiliate at the estimated fair value of the loan receivable of approximately $1.1 million during June 2005. The principal balance of the loan in the 2002 Joint Venture was approximately $1.7 million.

Note 11. Other Assets:

Other assets consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Deferred borrowing costs	$1,451	$103
Investment in Preferred Trust	820	—
Prepaid expenses and deposits	591	678
Interest receivable	540	329
Assets acquired in liquidation	12	804
Other	293	235

Other assets	$3,707	$2,149

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Debt:

Information on our debt was as follows:

						Weighted
	June 30, 2005		December 31, 2004		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
	(In thousands)
Notes and debentures payable:
Debentures	$15,500	$16,192	$18,500	$19,297	2010 to 2015	7.10%
Mortgage notes	12,646	12,646	14,191	14,191	2005 to 2019	7.10%
Structured notes	6,915	6,915	7,244	7,244	2006 to 2018	6.37%
Uncollateralized notes	—	—	20,000	20,017	(1)	(1)

	35,061	35,753	59,935	60,749

Junior Subordinated Notes	27,070	27,070	—	—	2035	6.26%

Credit facilities:
Conduit Facility	6,825	6,825	—	—	2008	4.13%
Revolving credit facility	—	—	14,600	14,600	2005	N/A

	6,825	6,825	14,600	14,600

Redeemable preferred stock of subsidiary	4,000	3,531	4,000	3,488	2009 to 2010	4.00%

Debt	$72,956	$73,179	$78,535	$78,837

(1)	During March 2005, we prepaid, without penalty, the $20.0 million of uncollateralized notes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments required on our debt at June 30, 2005 were as follows (face amount):

Twelve Months
Ending June 30,	Total (1)
(In thousands)
2006	$4,790
2007	3,571
2008	7,797
2009	2,148
2010	8,171
Thereafter	46,479

$72,956

(1)	Maturities of the structured notes are dependent upon the timing of the cash flows received from the underlying loans receivable; however, for purposes of determining our debt maturities, principal payments were estimated based on required principal payments on the underlying loans receivable.

Debentures
 Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. During March 2005, we “rolled-over” $4.0 million of debentures and repaid $3.0 million of debentures. Our new $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015. As of June 30, 2005, the debentures have maturities ranging from September 2010 to March 2015 with a weighted average cost of funds of 6.0%. Semi-annual interest only payments are due until maturity.

Mortgage Notes
 As of June 30, 2005, we had 10 mortgage notes, each collateralized by a Hotel Property. Four of the mortgage notes are through our subsidiaries formed to issue the mortgage notes and six are through PMC Commercial. During June 2005, we sold one hotel property which had a mortgage note of approximately $1.3 million and the mortgage was repaid. The six mortgage notes of PMC Commercial have a weighted average interest rate of 6.3%, mature between December 2005 and August 2019 and have amortization periods of 20 years. At June 30, 2005 and December 31, 2004, the aggregate balances outstanding on these obligations were approximately $6.9 million and $8.3 million, respectively.

The four mortgage notes of our subsidiaries have a weighted average interest rate of approximately 8.0% at June 30, 2005. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At June 30, 2005 and December 31, 2004, the aggregate balances outstanding on these mortgage notes were approximately $5.7 million and $5.9 million, respectively, of which approximately $3.1 million at both June 30, 2005 and December 31, 2004 were guaranteed by PMC Commercial.

Structured Notes
 In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At June 30, 2005 and December 31, 2004, the principal amount of the outstanding underlying loans receivable was approximately $12.6 million and $12.9 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

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

Conduit Facility
 On February 7, 2005, we entered into a three-year $100.0 million Conduit Facility. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 1% and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At June 30, 2005, approximately $24.2 million of our loans were owned by PMC Conduit. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At the end of each annual period commencing February 6, 2006, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. At June 30, 2005, we were in compliance with the covenants of this facility.

Revolving Credit Facility
 PMC Commercial has a revolving credit facility that matures in December 2005 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At June 30, 2005, we were in compliance with the covenants of this facility.

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

Interest Paid
 During the six months ended June 30, 2005 and 2004, interest paid was approximately $2,745,000 and $2,250,000, respectively.

Note 13. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,887,000 and 10,845,000 for the three months ended June 30, 2005 and 2004, respectively. The weighted average number of common shares outstanding was approximately 10,882,000 and 9,397,000 for the six months ended June 30, 2005 and 2004, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 11,000 and 13,000 shares, respectively, during the three months ended June 30, 2005 and 2004 and by approximately 12,000 and 22,000, respectively, during the six months ended June 30, 2005 and 2004 for the dilutive effect of options to purchase common shares.

Not included in the computation of diluted earnings per share were outstanding options to purchase 71,155 and 64,875 common shares during the three months ended June 30, 2005 and 2004, respectively, and options to purchase 75,155 and 59,875 common shares during the six months ended June 30, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Dividends Paid and Declared:

On January 10, 2005, we paid a $0.34 per share quarterly dividend to common shareholders of record on December 31, 2004. On April 11, 2005, we paid a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005. The Board of Trust Managers declared a $0.30 per share quarterly dividend to common shareholders of record on June 30, 2005, which was paid on July 11, 2005.

Note 15. Taxable Income:

PMC Commercial has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years.

In order to meet our prior year taxable income distribution requirements, we make an election under the Code to treat a portion of the distributions declared in the current year as distributions of the prior year’s taxable income.

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS’s”) are PMCIC, First Western, PMC Funding and PMC Properties. The income generated from the TRS’s is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our evaluation, it is more likely than not that they will not be realized. We previously provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our net income to REIT taxable income:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income	$6,349	$17,829	$2,233	$3,583
Less: TRS net income, net of tax	(459)	(68)	(230)	(62)
Add: Book depreciation	866	932	429	471
Less: Tax depreciation	(720)	(930)	(360)	(459)
Book/tax difference on Retained Interests, net	1,549	1,419	1,034	703
Book/tax difference on lease income	(1,094)	—	(713)	—
Book/tax difference on property sales	291	—	330	—
Impairment losses	1,854	—	1,854	—
Negative goodwill	—	(11,593)	—	—
Asset valuation	237	(233)	125	(44)
Other book/tax differences, net	(200)	141	(161)	129

REIT taxable income	$8,673	$7,497	$4,541	$4,321

Distributions declared	$7,076	$6,746	$3,269	$3,691

Dividends declared per share	$0.65	$0.72	$0.30	$0.34

Income tax provision related to the TRS’s consists of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Federal:
Current	$308	$60	$139	$42
Deferred	(14)	(9)	(3)	3

Income tax provision	$294	$51	$136	$45

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Income before income taxes for TRS’s	$753	$119	$366	$107

Expected Federal income tax provision	$263	$41	$128	$37
Preferred dividend of subsidiary recorded as minority interest	16	10	8	8
Other adjustment	15	—	—	—

Income tax provision	$294	$51	$136	$45

The components of the net deferred tax asset were as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Operating loss carryforwards	$170	$171
Servicing asset	162	188
Loan valuation	118	105
Premiums on acquired notes and debentures payable	110	133
Secondary Market Loan Sales	101	76
Other	13	4

Total gross deferred tax assets	674	677
Valuation allowance	170	171

	504	506

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	164	179

Total gross deferred tax liabilities	164	179

Deferred tax asset, net	$340	$327

The net operating loss carryforwards were generated by PMC Funding. These net operating loss carryforwards are available to offset future taxable income of PMC Funding. However, based on PMC Funding’s historical and anticipated pretax earnings, management does not believe that we will realize the benefit of these net operating loss carryforwards. Accordingly, they were valued at zero at June 30, 2005. The net operating loss carryforwards expire from 2012 to 2023.

We paid $292,500 in income taxes during the six months ended June 30, 2005. We did not pay any income taxes during the six months ended June 30, 2004.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16. Other Income:

Other income consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Servicing income	$631	$458	$306	$363
Prepayment fees	557	419	219	90
Other loan related fees	365	253	234	152
Premium income	288	150	125	150
Hotel property revenues	67	—	67	—
Equity in earnings of unconsolidated Subsidiary	15	—	15	—

Other income	$1,923	$1,280	$966	$755

Note 17. Discontinued Operations:

Discontinued operations of our Hotel Properties (three hotel properties and five hotel properties during the six months ended June 30, 2005 and 2004, respectively) consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Lease income	$473	$678	$204	$342
Hotel revenues	44	—	44	—
Advisory fees	—	(14)	—	—
Hotel expenses	(30)	—	(30)	—
Depreciation	(72)	(168)	(29)	(85)

Net earnings	415	496	189	257

Gains on sales of real estate	1,114	218	978	218

Discontinued operations	$1,529	$714	$1,167	$475

We sold a hotel property during March 2005 for $2.1 million and recognized a gain of approximately $127,000. During June 2005, we sold two hotel properties for approximately $4.9 million and recorded gains totaling approximately $978,000.

We acquired a limited service hospitality property in connection with the merger which was sold in March 2004 for our cost of approximately $1.1 million. Accordingly, no gain or loss was recognized on the sale.

During April 2004, we sold a limited service hospitality property with a cost of approximately $1.3 million for cash proceeds of approximately $1.5 million and we recorded a gain of approximately $200,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Non-cash investing activities:

Reduction of due to affiliate and Retained Interests	$2,126	$—

Loan receivable established through due to affiliate	$1,559	$—

Note receivable and deferred liability recorded upon sales of hotel properties, net	$197	$—

Reclassification from loans receivable to assets acquired in liquidation	$2,666	$1,184

Loan receivable originated in connection with sale of asset acquired in liquidation	$2,500	$900

Note 19. Commitments and Contingencies:

Loan Commitments
 Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $38.6 million at June 30, 2005, of which (1) approximately $8.3 million were for prime-based loans to be originated by First Western, approximately 75% of which will be sold pursuant to Secondary Market Loan Sales and (2) approximately $2.0 million represents commitments of our SBICs. At June 30, 2005, approximately $5.5 million of our cash and cash equivalents were available for future operating commitments of one of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. As a result, PMC Commercial may have to borrow funds to make investments even though our SBICs have available cash and cash equivalents.

At June 30, 2005, all of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.75% to 2.75% and over LIBOR generally ranging from 3.5% to 4.5%. The weighted average interest rate on our loan commitments and approvals at June 30, 2005 was approximately 7.7%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
June 30,	Total
(In thousands)
2006	$161
2007	173
2008	185
2009	197
2010	208
Thereafter	295

$1,219

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $40,000 during both the three months ended June 30, 2005 and 2004 and approximately $80,000 and $53,000 during the six months ended June 30, 2005 and 2004, respectively.

Employment Agreements
 We have employment agreements with certain of our officers. During June 2005, we extended the outstanding employment periods of these officers from July 2007 to July 2008. Future payments under these contracts are approximately $1,272,000, $1,147,000, $1,147,000 and $72,000 for the twelve-month periods ending June 30, 2006, 2007, 2008 and 2009, respectively.

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

Environmental
 PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at June 30, 2005 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $480,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Taxes on Hotel Properties
 Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. Estimated annual tax assessments for 2005 on our 16 Hotel Properties total approximately $667,000.

Litigation
 In the normal course of business we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

Note 20. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (2) the Property Division which owns our Hotel Properties and operates three of our Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the six months ended June 30, 2005 and 2004 was as follows:

	For the Six Months Ended June 30,
	2005			2004
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$7,168	$7,168	$—	$4,649	$4,649	$—
Lease income and other property income	3,030	—	3,030	2,289	—	2,289
Income from Retained Interests	4,426	4,426	—	3,843	3,843	—

Total	14,624	11,594	3,030	10,781	8,492	2,289

Expenses:
Interest (1)	2,506	1,718	788	2,118	1,304	814
Depreciation	794	2	792	764	—	764
Salaries and related benefits (2)	2,229	2,006	223	1,262	1,136	126
Advisory and servicing fees to affiliate, net	—	—	—	282	234	48
General and administrative	1,582	1,181	401	856	856	—
Realized losses on Retained Interests	231	231	—	101	101	—
Impairment losses	1,854	—	1,854	—	—	—
Provision for (reduction of) loan losses, net	269	269	—	(205)	(205)	—

Total	9,465	5,407	4,058	5,178	3,426	1,752

Income (loss) before income tax provision, minority interest, discontinued operations and extraordinary item	5,159	6,187	(1,028)	5,603	5,066	537

Income tax provision	(294)	(294)	—	(51)	(51)	—
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	—	(30)	(30)	—

Income (loss) from continuing operations	4,820	5,848	(1,028)	5,522	4,985	537

Discontinued operations:
Gains on sales of real estate	1,114	9	1,105	218	218	—
Net earnings	415	—	415	496	—	496

Income before extraordinary item	6,349	5,857	492	6,236	5,203	1,033

Extraordinary item:
Negative goodwill	—	—	—	11,593	11,593	—

Net income	$6,349	$5,857	$492	$17,829	$16,796	$1,033

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement. To the extent we were to sell our Hotel Properties, there would be no material reduction in our aggregate general and administrative expenses.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the three months ended June 30, 2005 and 2004 was as follows:

	For the Three Months Ended June 30,
	2005			2004
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$3,724	$3,724	$—	$2,783	$2,783	$—
Lease income and other property income	1,659	—	1,659	1,148	—	1,148
Income from Retained Interests	1,899	1,899	—	2,548	2,548	—

Total	7,282	5,623	1,659	6,479	5,331	1,148

Expenses:
Interest (1)	1,319	922	397	1,258	817	441
Depreciation	399	1	398	386	—	386
Salaries and related benefits (2)	1,174	1,057	117	955	860	95
General and administrative	985	584	401	633	633	—
Realized losses on Retained Interests	210	210	—	88	88	—
Impairment losses	1,854	—	1,854	—	—	—
Provision for (reduction of) loan losses, net	116	116	—	(16)	(16)	—

Total	6,057	2,890	3,167	3,304	2,382	922

Income (loss) before income tax provision, minority interest, discontinued operations and extraordinary item	1,225	2,733	(1,508)	3,175	2,949	226

Income tax provision	(136)	(136)	—	(45)	(45)	—
Minority interest (preferred stock dividend of subsidiary)	(23)	(23)	—	(22)	(22)	—

Income (loss) from continuing operations	1,066	2,574	(1,508)	3,108	2,882	226

Discontinued operations:
Gains on sales of real estate	978	—	978	218	218	—
Net earnings	189	—	189	257	—	257

Total discontinued operations	1,167	—	1,167	475	218	257

Net income (loss)	$2,233	$2,574	$(341)	$3,583	$3,100	$483

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable Is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight of the Lease Agreement. To the extent we were to sell our Hotel Properties, there would be no material reduction in our general and administrative expenses.

Total assets at June 30, 2005 were allocated approximately $211.2 million to the Lending Division and $34.7 million to the Property Division.

Additions to furniture, fixtures and equipment were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Lending Division	$—	$9	$—	$9
Property Division	330	496	170	174

	$330	$505	$170	$183

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Recent Developments,“Current Operating Overview and Significant Economic Factors” and “Factors That May Affect Future Operating Results” set forth below. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

     The following discussion of our financial condition at June 30, 2005 and results of operations for the six and three months ended June 30, 2005 and 2004 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to source financing for our investment activities. The amount of other income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates. See “Factors That May Affect Future Operating Results.” For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

RECENT DEVELOPMENTS

Bankruptcy of Tenant

     We currently own 16 hotel properties (the “Hotel Properties”). These properties were part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.” AII filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on June 22, 2005. AHI has not filed for bankruptcy protection; however, there can be no assurance that they will not seek bankruptcy protection.

     As a result of the bankruptcy filing, we have claims against AII for unpaid rent and property taxes, legal fees incurred and other charges. At June 30, 2005, our recorded investment in these claims was approximately $835,000. We also have restricted cash which, pursuant to the Lease Agreement, is to be used for capital expenditures relating to our Hotel Properties. Our recorded investment in the restricted cash is approximately $1.1 million. In addition, at June 30, 2005, (a) as a result of straight-line rent recorded on our Hotel Properties we have a recorded investment of approximately $1,531,000 and (b) we have a note receivable from AHI with a recorded investment of approximately $644,000. In aggregate we have approximately $4.2 million of assets (not including the Hotel Properties with a net book value of approximately $30.1 million) on our consolidated balance sheet related to our Lease Agreement with Arlington.

     To the extent these claims are not able to be paid by our tenant (AII), we are pursuing payment from the guarantor (AHI). We believe that our ultimate recoveries from either a settlement with Arlington or through a claim for future unpaid rent and pre-petition claims will approximate the recorded net investment in these assets. However, due to the uncertainties regarding bankruptcy proceedings and the financial condition of Arlington, there can be no assurance that we will be awarded, or ultimately receive, proceeds which are in excess of such amount.

     It is our intention to sell these properties in an orderly and efficient manner. Two properties were sold on June 20, 2005 and gains aggregating approximately $978,000 were recognized. Our Lease Agreement, effective with the amendment in October 2004, provides for the sale of properties and termination of leases. While there can be no assurance of the net proceeds that we will receive from selling our properties, we believe that the net proceeds on an aggregate basis will be approximately $32.5 million. While management believes these values are appropriate based on current market conditions, these values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property. See “Property Division.” The net book value of our Hotel Properties as of June 30, 2005 before establishing any impairment charge-off was approximately $32.0 million. However, due to the bankruptcy of AII, there is an uncertainty as to the ultimate timing for the sale of these properties. As a result of the uncertainties regarding the collection of future rent and the timing of property sales, we have performed a probability weighted analysis of the anticipated future cash flows and, as a result, have identified that some of our Hotel Properties were deemed impaired. The aggregate impairment charge was approximately $1,854,000 which was recorded during the second quarter of 2005.

     The impairment charge is a non-cash item which does not impact our cash flow and therefore our ability to pay dividends. Our Board of Trust Managers met on June 11, 2005 and based primarily on the uncertainties described above determined that the quarterly dividend be reduced from $0.35 per share to $0.30 per share. This dividend reduction factored in the reduced anticipated cash flow from Arlington and it is expected that this level of dividend can be maintained for the remainder of 2005. There can be no assurance that the uncertainties relating to the bankruptcy or any other significant events will not cause a further reduction in the dividend.

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

     The Conduit Facility is a short-term capital source that is an intermediary to our long-term source of capital which is expected to be the securitization of our loan portfolio. The Conduit Facility should allow us to build a larger pool of loans which we then anticipate will be sold as part of a securitization.

Junior Subordinated Notes

     On March 15, 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 30, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes are subordinated to PMC Commercial’s existing debt. The Preferred Trust issued shares of its preferred beneficial interest (the “Preferred Securities”) to an unaffiliated party in exchange for approximately $26.3 million and issued shares of common beneficial interest to PMC Commercial for $820,000. The Junior Subordinated Notes and the Preferred Securities each bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (computed on a 360-day year). The Junior Subordinated Notes may be redeemed at our option beginning on March 30, 2010. The net proceeds, after payment of issuance costs of approximately $835,000, were used to prepay, without penalty, the $20.0 million of uncollateralized notes payable and the remainder was used to repay a portion of the outstanding balance on our Conduit Facility.

CURRENT OPERATING OVERVIEW AND SIGNIFICANT ECONOMIC FACTORS

     The following provides an update of our current operating overview and significant economic factors included in our Annual Report on Form 10-K for the year ended December 31, 2004 that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans, the operations of our properties and/or the performance of the QSPEs.

Lending Division

     Loans originated during the first six months of 2005 were approximately $19.5 million which is less than the $23.9 million of loans originated during the same period of 2004. We currently anticipate that we will fund between $25 million and $35 million of loans during the remaining six months of 2005. At June 30, 2005 and December 31, 2004, our outstanding commitments to fund new loans were approximately $38.6 million and $30.3 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. The pipeline has been increasing and is expected to continue to increase. The amount of commitments for construction loans and loans committed to refinance construction loans upon project completion have increased which should provide a stronger funding base for 2006. The funding of construction and construction takeout loans generally takes place over a longer period of time compared to non-construction loans.

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

     We believe that the market has changed so that a greater percentage of borrowers are looking for fixed-rate loans; however, we are constrained by our cost of funds. Local bank competition offers, among other things, five-year fixed-rate loans whose rates are well below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 4.25%, the rate we needed to obtain is approximately 8% to 8.25% for a quality loan with a 20-year amortization and maturity. The local banks offer a five-year maturity, 20-year amortization loan at approximately 3% over 5-year treasuries (currently approximately 4.0%) which provides for an interest rate of approximately 7.0%. Management believes that the difference between the bank’s rate and ours is causing a greater percentage of borrowers to take on the refinancing risk that rates won’t rise by more than 1% to 1.25% in the next five years and they are therefore taking the “mini-perm” bank loan.

     We are presently more competitive with our variable-rate products than with fixed rate products. Additionally, in the current interest rate environment, we believe that we can achieve a higher spread from variable-rate securitizations. As a result, we anticipate that fundings will continue to be primarily variable rate.

Property Division

     Our property division consists solely of Hotel Properties acquired as part of a sale and leaseback transaction entered into in 1998 and 1999 with AHI whereby we purchased the properties from AHI and then leased the properties to AII. We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. AII filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on June 22, 2005. AHI has not filed for bankruptcy protection; however, there can be no assurances that they will not seek bankruptcy protection. We currently own 16 Hotel Properties.

     During the six months ended June 30, 2005 total revenues for our property division were approximately $3.0 million (21% of our total revenues). During the six months ended June 30, 2005 the property division had a net loss from continuing operations of approximately $1.0 million (including impairment losses of approximately $1.9 million). Total assets allocated to the property division were approximately $34.7 million (14% of total assets), at June 30, 2005.

     AII is currently the operator for 13 of our properties that provide for annual rent payments of approximately $2.7 million per year and percentage rent equal to 4% of the gross room revenues generated by the 13 properties to be used for capital expenditures. The May and June 2005 lease payments due from AII were not paid. As a result, we declared an event of default under the Lease Agreement. On June 3, 2005, subsequent to our filing of an eviction notice, Arlington relinquished possession of a Hotel Property; however, we did not terminate the lease. Our subsidiary, PMC Properties, Inc. (“PMC Properties”) commenced operating the property through a third party management company. Effective June 28, 2005, AII terminated two of the property leases through the Bankruptcy Court and as a result PMC Properties commenced operating those Hotel Properties through a third party management company. There has been no ruling by the Bankruptcy Court regarding AII’s ability to reject certain individual property leases while assuming others under the Lease Agreement (i.e., management believes that as a result of the Master Lease Agreement, Arlington can only reject all of the individual property leases). The annual rent payments for the three properties is approximately $0.6 million. Subsequent to the bankruptcy filing, AII made its July and August rent payments (at 8.5% of the Stated Value established for the 13 Hotel Properties operated by AII) of approximately of approximately $224,000 each month during July and August 2005.

     The Lease Agreements, as amended, expire in June 2008, but can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. This initial five-year extension period must be exercised on an “all-or-none” basis. If fully extended, the term of the Lease Agreement, as amended, would continue until September 2020. All of our Hotel Properties are operated as “Amerihost Inns” which is a brand name franchised by Cendant Corporation, the largest franchisor of limited service hospitality properties.

     Effective October 1, 2004, we amended the Lease Agreement to provide incentive for, among other things, the disposition of the Hotel Properties prior to October 1, 2008. Also, the current required rent payment was reduced from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties. The Stated Value of each Hotel Property (currently an aggregate of $39.2 million) is the value attributed to each Hotel Property at inception of the Lease Agreement for purposes of determining the lease payment. The Lease Agreement stipulates increases in rent to approximately 10.5% and ultimately 15% of the Stated Value established for the Hotel Properties unless Hotel Properties are sold prior to October 1, 2008 and sales occur so that we own less than 16, 11 and six Hotel Properties at October 1, 2005, 2006 and 2007, respectively. In addition, the annual rent increases to 15% of the Stated Value established for the Hotel Properties in the event of a monetary default.

     If Arlington rejects additional leases, we expect to sell the properties in an orderly manner. Until the properties are sold, we would operate the properties through a third party management company. While there can be no assurance of the net proceeds that we will receive from selling our properties, we believe that the net proceeds on an aggregate basis will be approximately $32.5 million. While management believes these values are appropriate based on current market conditions, these values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property. The net book value of our Hotel Properties as of June 30, 2005 before establishing any impairment charge-off was approximately $32.0 million. However, as a result of the uncertainties regarding the collection of future rent and the timing of property sales, we have performed a probability weighted analysis of the anticipated future cash flows and, as a result, have identified that some of our Hotel Properties are deemed impaired. The aggregate impairment charge was approximately $1.9 million which was recorded during the second quarter of 2005.

Lodging Industry

     The prevailing lodging industry perception for 2005 and 2006 is more optimistic than 2004. Lodging demand in the United States appears to correlate to changes in United States Gross Domestic Product (“U.S. GDP”) growth, with typically a two to six quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year and the positive projections for the remainder of 2005, an improvement in 2005 and 2006 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will improve this year and in 2006.

     During 2004 and the first half of 2005, occupancy increased slightly for the overall hospitality industry while average room rates showed a slight decline based on published industry statistics. We anticipate that lodging demand will increase in the remaining half of 2005 and 2006 as the lodging industry follows the economy. We believe improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed-rate and “mini-perm” loans. We anticipate an improvement in volume but continued net interest spread pressure.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways. However, it appears that summer travel has not been impacted by the current historically high gas prices.

PORTFOLIO INFORMATION

Lending Activities

General

     During the six months ended June 30, 2005 and 2004, we originated approximately $19.5 million and $23.9 million of loans, respectively. Principal collections on our loans receivable were approximately $13.1 million (including $6.5 million of principal prepayments and $1.5 million of scheduled maturities) and $13.7 million (including $10.4 million of principal prepayments) during the six months ended June 30, 2005 and 2004, respectively. Loans originated and principal payments during the six months ended June 30, 2005 include Small Business Administration (“SBA”) 7(a) guaranteed loans originated of $2.9 million and proceeds from the sale of SBA 7(a) guaranteed loans of $3.4 million. During the year ended December 31, 2004, we originated approximately $53.7 million of loans.

     At June 30, 2005, our retained portfolio does not include approximately $311.2 million of aggregate principal balance remaining on loans sold in structured loan sale transactions and secondary market loan sales. Since the cash flows from sold loans impact our profitability and our cash available for dividend distributions, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) that we service is provided below. The weighted average contractual interest rate on our Aggregate Portfolio was 8.3%, 7.8% and 7.5% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	June 30,	December 31,	June 30,
	2005	2004	2004

Weighted average interest rate	7.9%	7.1%	6.7%

Annualized average yield (1)	8.5%	9.1%	8.1%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for (reduction of) loan losses, net.

     Our weighted average interest rate has been increasing due primarily to the recent increases in LIBOR and the prime rate. At June 30, 2005, approximately 82% of our loans receivable had variable rates of interest.

     Our loans receivable were approximately 95% concentrated in the hospitality industry at June 30, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At June 30, 2005, approximately $109.3 million (82%) of our loans receivable had variable interest rates (reset on a quarterly basis) based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program) with a weighted average interest rate of approximately 7.5%. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5% and the spread we charge over the prime rate generally ranges from 1.75% to 2.75%. The LIBOR rate used in determining interest rates to be charged to our borrowers during the third quarter of 2005 (set on July 1, 2005) is

3.50% while the LIBOR charged during the second quarter of 2005 (set on April 1, 2005) was 3.10%. The prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2005 (set on July 1, 2005) is 6.25% while the prime rate charged during the second quarter of 2005 (set on April 1, 2005) was 5.75%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at June 30, 2005, approximately $23.8 million (18%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.8%.

Prepayment Activity

     Prepayment activity on our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment. In addition, as a result of the current rising interest rate environment, in general, borrowers with variable-rate loans may seek fixed-rate loans. Accordingly, we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2005. Many of our prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

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

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments until re-loaned. Prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income; however, as a result of recent increases in LIBOR and the prime rate, the adverse impact is not as great as it had been. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

     First Western SBLC, Inc. (“First Western”), our SBA guaranteed lending company, sells the guaranteed portion of most of its originated loans through private placements. These sales are especially sensitive to prepayments. Our retained interests in transferred assets in these loan sales consist only of the spread between the interest First Western collects from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the estimated fair value of the associated retained interests in transferred assets. In addition, First Western loans do not have prepayment fees which we retain.

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

     Our Impaired Loans were as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Problem Loans (1):
Loans receivable	$4,686	$3,711
Sold loans of QSPEs	1,366	3,150

	$6,052	$6,861

Special Mention Loans (1):
Loans receivable	$1,979	$1,376
Sold loans of QSPEs	1,610	—

	$3,589	$1,376

Percentage Problem Loans:
Loans receivable	3.5%	2.9%
Sold loans of QSPEs	0.5%	1.1%

Percentage Special Mention Loans:
Loans receivable	1.5%	1.1%
Sold loans of QSPEs	0.6%	—

(1)	Since the sold portion of our SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for the sold portion of our SBA 7(a) guaranteed loans have not been presented.

     At June 30, 2005 and December 31, 2004, we had reserves in the amount of $433,000 and $164,000, respectively, against loans receivable that we have determined to be Impaired Loans.

Retained Interests in Transferred Assets (“Retained Interests”)

     At June 30, 2005 and December 31, 2004, the estimated fair value of our Retained Interests was approximately $65.0 million and $70.5 million, respectively. Retained Interests represents the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the sold loans (the “required overcollateralization”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

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

     The net unrealized appreciation on our Retained Interests at June 30, 2005 and December 31, 2004 was approximately $4.8 million and $5.1 million, respectively. Any appreciation of our Retained Interests is included on our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

Property Ownership

     The following table summarizes statistical data regarding the underlying operations of our 16 Hotel Properties (1):

	Six Months Ended			Three Months Ended
	June 30,		% Increase	June 30,		% Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Occupancy	50.00%	54.31%	(7.9%)	55.58%	60.55%	(8.2%)
ADR (2)	$56.21	$54.70	2.8%	$57.19	$55.15	3.7%
RevPAR (3)	$28.10	$29.71	(5.4%)	$31.79	$33.39	(4.8%)
Revenue	$4,971,477	$5,300,391	(6.2%)	$2,827,997	$2,989,016	(5.4%)
Rooms Rented	88,440	96,899	(8.7%)	49,448	54,200	(8.8%)
Rooms Available	176,900	178,403	(0.8%)	88,969	89,517	(0.6%)

(1)	Arlington has provided data (only includes properties owned as of June 30, 2005) for the 13 Hotel Properties which it operates.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. However, to the extent that Arlington does not pay the real estate taxes or insurance we would be required to incur those costs, although we will pursue recovery from Arlington.

     A summary of financial information for Arlington (which has been derived from their latest available public filings as of our filing date) as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, was as follows:

ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
	March 31,	December 31,
	2005	2004
	(In thousands)
BALANCE SHEET DATA:
Investment in hotel assets	$79,447	$86,057
Cash and cash equivalents	3,817	2,558
Total assets	99,068	103,361
Total liabilities	94,045	96,854
Shareholders’ equity	5,023	6,507

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
INCOME STATEMENT DATA:
Revenue	$12,455	$16,980
Operating loss	(542)	(686)
Net loss	(1,485)	(1,575)

     AHI is a public entity that files periodic reports with the Securities and Exchange Commission (the “SEC”). Additional information about Arlington, including June 30, 2005 financial information when available, can be obtained from the SEC’s website at www.sec.gov.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Overview

     Income from continuing operations decreased to $4,820,000 ($0.44 per share) during the six months ended June 30, 2005 from $5,522,000 ($0.59 per share) during the six months ended June 30, 2004. Income from continuing operations during the six months ended June 30, 2005 includes impairment losses of $1.9 million on our real estate investments. Net income decreased to $6,349,000 ($0.58 per share) during the six months ended June 30, 2005 from $17,829,000 ($1.89 per share) during the six months ended June 30, 2004. Net income during the six months ended June 30, 2004 includes the extraordinary gain from negative goodwill of $11,593,000 ($1.23 per share) representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital on February 29, 2004.

     Our revenue increases were primarily from (1) increased interest income (approximately $1.9 million) due primarily to an increase in our weighted average loans receivable outstanding primarily as a result of loans acquired in the merger and loan originations and an increase in variable interest rates (both prime and LIBOR), (2) lease income (approximately $0.7 million) primarily due to the recording of straight-line rent beginning in October 2004, (3) other income (approximately $0.6 million) primarily from increased prepayment fees, servicing income, premium income from secondary market loan sales and other loan related fees and (4) our income from Retained Interests (approximately $0.6 million) due primarily to an increase in the weighted average of our Retained Interests and increased unanticipated prepayment fees. In addition, we had gains on the sales of real estate of $1,114,000 during the six months ended June 30, 2005 resulting primarily from the sales of three hotel properties for approximately $7.0 million.

     Our expense increases were primarily from (1) impairment losses of $1.9 million on our real estate investments, (2) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $1.4 million due primarily to the merger with PMC Capital (upon merger, we became a self-managed REIT whereas historically we were managed by PMC Capital pursuant to an advisory and servicing agreement) and increased professional fees, (3) an increase in our provision for loan losses of approximately $0.5 million due to anticipated losses on three loans collateralized by limited service hospitality properties and (4) increased interest expense of approximately $0.4 million due primarily to an increase in our outstanding debt which was primarily a result of the merger with PMC Capital and an increase in our variable cost of funds.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income consisted of the following:

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Interest income — loans	$5,079	$3,173	$1,906
Accretion of loan fees and discounts	142	57	85
Interest income — idle funds	91	139	(48)

	$5,312	$3,369	$1,943

     The increase in interest income – loans was primarily attributable to an increase in our (1) weighted average loans receivable outstanding of $44.7 million to $130.0 million during the six months ended June 30, 2005 from $85.3 million during the six months ended June 30, 2004 and (2) weighted average interest rate from 6.7% at June 30, 2004 to 7.9% at June 30, 2005.

     Lease income for the 16 Hotel Properties included in continuing operations consisted of the following:

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$1,659	$2,060	$(401)
Straight-line rent	1,017	—	1,017
Percentage rent	30	211	(181)
Other	257	18	239

	$2,963	$2,289	$674

Changes in, and descriptions of, lease income are as follows:
•	Base rent: Base rent consists of the required monthly rental payment obligation. Base rent declined due to the decrease in the pay rate from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties based on the terms of the Lease Agreement (effective October 2004) for the 16 Hotel Properties included in continuing operations. As a result of a monetary default, the Lease Agreement provides for rent at the default rate of 15% of the Stated Value established for the Hotel Properties; however, due to the uncertainty of collection we have not recorded this additional rent;
•	Straight-line rent: In accordance with the terms of the Lease Agreement, beginning in October 2004, we recorded lease income on a straight-line basis based on all remaining payments due from Arlington over the remaining fixed non-cancelable term of the Lease Agreement. Due to the initial five-year lease extension being controlled by PMC Commercial, the fixed non-cancelable lease term was through June 2013;
•	Percentage rent: We historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Effective April 14, 2005, we signed a letter agreement with Arlington waiving the requirement for percentage rent for 12 of the 16 Hotel Properties during the three months ended March 31, 2005. Arlington did not pay the percentage rent due for May or June for any of the 16 Hotel Properties. In addition, the April payment was not made for 12 of the 16 Hotel Properties which were still operated by AII at June 30, 2005;
•	Other: Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. As of June 30, 2005, property taxes due for 2004 but not yet paid by Arlington totaled approximately $250,000. We paid these property taxes during July 2005. Since these taxes are the responsibility of Arlington under the Lease Agreement, we recorded rent and related receivables on our consolidated balance sheet and lease income of approximately $250,000 during the six months ended June 30, 2005.

     Income from Retained Interests increased $583,000 (15%), to $4,426,000 during the six months ended June 30, 2005 compared to $3,843,000 during the six months ended June 30, 2004. The primary reasons for the increase were (1) an increase in the weighted average balance of our Retained Interests outstanding to $66.7 million during the six months ended June 30, 2005 compared to $59.4 million during the six months ended June 30, 2004 and (2) an increase in the collection of unanticipated prepayment fees of approximately $261,000. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, decreased to 11.4% during the six months ended June 30, 2005 from 11.6% during the six months ended June 30, 2004. The decrease in our yield during the six months ended June 30, 2005 is primarily due to an increase in realized losses during the six months ended June 30, 2005.

     Other income increased $643,000 (50%) to $1,923,000 during the six months ended June 30, 2005 compared to $1,280,000 during the six months ended June 30, 2004 primarily due to increased (1) prepayment fees, (2) servicing fees earned subsequent to the merger with PMC Capital, (3) premium income from the sale of First Western’s loans into the secondary market earned subsequent to the merger with PMC Capital and (4) an increase in other loan related fees.

Prepayment activity has remained at high levels as a result of the continued low interest rate environment. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2005. As a result of the merger with PMC Capital, we now earn fees for servicing all loans held by the QSPEs.

Interest Expense

     Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Junior Subordinated Notes	$513	$—
Mortgages on Hotel Properties	488	538
Debentures payable	478	390
Conduit Facility	298	—
Structured notes	228	527
Uncollateralized notes payable	224	428
Revolving credit facility	141	151
Other	136	84

	$2,506	$2,118

     In general, interest expense increased by $388,000 (18%) primarily as a result of an increase in our outstanding debt which was primarily a result of the merger with PMC Capital on February 29, 2004. Our weighted average debt outstanding increased by 12% from $67.7 million during the six months ended June 30, 2004 to $76.1 million during the six months ended June 30, 2005. In addition, the cost of funds on our debt has increased due to increases in LIBOR and the prime rate.

     During March 2005, we prepaid $20 million of uncollateralized notes with maturities up to July 2006 with proceeds from our Junior Subordinated Notes. The cost of funds on the Junior Subordinated Notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. In addition, the cost of funds for our Conduit Facility approximates LIBOR, plus 1% compared to our revolving credit facility cost of funds of LIBOR plus 1.875%.

Other Expenses

     During the first two months of 2004 (1) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (2) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Accordingly, as a self-managed REIT our operating expenses, beginning March 1, 2004, consist of salaries and related benefits and general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased as a result of the merger, our general and administrative expenses are now greater than our historical advisory fee expense.

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits expense during the six months ended June 30, 2005 increased by $1,411,000 (59%), from $2,400,000 during the six months ended June 30, 2004 to $3,811,000 during the six months ended June 30, 2005. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure, including salaries and related benefits. Our professional fees, including accounting, legal and consulting services, increased to $680,000 during the six months ended June 30, 2005 from $341,000 during the six months ended June 30, 2004. The increase relates primarily to increased accounting and auditing fees resulting from the larger company subsequent to the merger and legal fees. In addition, our general and administrative expenses increased due to the effect of property taxes on our Hotel Properties. Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. As of June 30, 2005, property taxes due for 2004 but not yet paid by Arlington totaled approximately $250,000. We paid these property taxes during July 2005. As a result, we recorded general and administrative expense and accounts payable and accrued expenses of approximately $250,000 on our consolidated balance sheet for these taxes during the six months ended June 30, 2005. Salaries and related benefits increased due to (1) approximately $72,000 in compensation expense related to our June 11, 2005 option award and the vested portion of our restricted share award grants and (2) a decrease in capitalized salaries and related benefits due to decreased loan originations. We expect our general and administrative expenses and salaries and related benefits to remain at these higher levels during the remainder of 2005.

     Realized losses on Retained Interests were $231,000 for the six months ended June 30, 2005, primarily resulting from a reduction in expected future cash flows due to increased losses and prepayments on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Since our originated Retained Interests were recorded based on the “net realizable value” of the residual interest which established unrealized gains included in our beneficiaries’ equity, realized losses will only be recorded if the unrealized valuation gains are reversed and estimated future cash flows are decreasing. We had $101,000 of realized losses on Retained Interests during the six months ended June 30, 2004 primarily due to a reduction in expected future cash flows resulting from increased anticipated prepayments on our acquired Retained Interests.

     Impairment losses were $1,854,000 for the six months ended June 30, 2005. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows are based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination fees and property operations, if applicable. Based on this analysis, we recorded impairment losses of $1.9 million during the six months ended June 30, 2005. No impairment losses were recorded during the six months ended June 30, 2004.

     Our provision for (reduction of) loan losses, net, was $269,000 during the six months ended June 30, 2005 and ($205,000) during the six months ended June 30, 2004. The primary reason for the provision for loan losses during the six months ended June 30, 2005 was increased expected losses on three loans collateralized by limited service hospitality properties. During the six months ended June 30, 2004, we reduced the expected loss on a loan collateralized by a limited service hospitality property due to unanticipated principal paydowns.

     Income tax provision increased to $294,000 during the six months ended June 30, 2005 from $51,000 during the six months ended June 30, 2004. PMC Commercial has four wholly-owned taxable REIT subsidiaries, three of which were acquired in the merger with PMC Capital, which are subject to Federal income taxes, including First Western and PMC Investment Corporation. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates. We expect our Federal income tax provision to increase during 2005 based on the taxable income currently being generated by these subsidiaries.

Discontinued operations

     We had gains on the sales of real estate of $1,114,000 during the six months ended June 30, 2005 resulting primarily from the sales of three hotel properties for approximately $7.0 million. Gains on sale of real estate were $218,000 during the six months ended June 30, 2004 which was primarily the result of the sale during April 2004 of a limited service hospitality property with a cost of approximately $1.3 million for cash proceeds of approximately $1.5 million.

     Our net earnings from discontinued operations decreased to a net profit of $415,000 during the six months ended June 30, 2005 from a net profit of $496,000 during the six months ended June 30, 2004. During the six months ended June 30, 2005, three hotel properties were included in discontinued operations while during the six months ended June 30, 2004, five hotel properties were included in discontinued operations.

Extraordinary item – negative goodwill

     Our negative goodwill during the six months ended June 30, 2004 was $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Overview

     Income from continuing operations decreased to $1,066,000 ($0.10 per share) during the three months ended June 30, 2005 from $3,108,000 ($0.29 per share) during the three months ended June 30, 2004. Income from continuing operations during the three months ended June 30, 2005 includes impairment losses of $1.9 million on our real estate investments. Net income decreased to $2,233,000 ($0.20 per share) during the three months ended June 30, 2005 from $3,583,000 ($0.33 per share) during the three months ended June 30, 2004.

     Our revenue increases were primarily from increased interest income (approximately $0.8 million) due primarily to an increase in variable interest rates (prime and LIBOR) and in our weighted average loans receivable outstanding primarily as a result of loan originations. In addition, we had gains on the sales of real estate of $978,000 during the three months ended June 30, 2005 resulting from the sales during June 2005 of two hotel properties for approximately $4.9 million.

     Our expense increases were primarily from (1) impairment losses of approximately $1.9 million on our real estate investments and (2) increased overhead (comprised of salaries and related benefits and general and administrative) of approximately $0.6 million due primarily to an increase in our professional fees, primarily legal and accounting.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income consisted of the following:

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Interest income — loans	$2,708	$1,911	$797
Accretion of loan fees and discounts	70	22	48
Interest income — idle funds	47	95	(48)

	$2,825	$2,028	$797

     The increase in interest income – loans was primarily attributable to an increase in our (1) weighted average loans receivable outstanding of $19.5 million to $131.1 million during the three months ended June 30, 2005 from $111.6 million during the three months ended June 30, 2004 and (2) weighted average interest rate from 6.7% at June 30, 2004 to 7.9% at June 30, 2005.

     Lease income for the 16 Hotel Properties included in continuing operations consisted of the following:

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$826	$1,029	$(203)
Straight-line rent	503	—	503
Percentage rent	8	119	(111)
Other	255	—	255

	$1,592	$1,148	$444

Changes in, and descriptions of, lease income are as follows:
•	Base rent: Base rent consists of the required monthly rental payment obligation. Base rent declined due to the decrease in the pay rate from approximately 10.5% to 8.5% of the Stated Value established for the Hotel Properties based on the terms of the Lease Agreement (effective October 2004) for the 16 Hotel Properties included in continuing operations. As a result of a monetary default, the Lease Agreement provides for rent at the default rate of 15% of the Stated Value established for the Hotel Properties; however, due to the uncertainty of collection we have not recorded this additional rent;
•	Straight-line rent: In accordance with the terms of the Lease Agreement, beginning in October 2004, we recorded lease income on a straight-line basis based on all remaining payments due from Arlington over the remaining fixed non-cancelable term of the Lease Agreement. Due to the initial five-year lease extension being controlled by PMC Commercial, the fixed non-cancelable lease term was through June 2013;
•	Percentage rent: We have historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Arlington did not pay the percentage rent due for May or June for any of the 16 Hotel Properties. In addition, the April payment was not made for 12 of the 16 Hotel Properties which were still operated by AII at June 30, 2005;
•	Other: Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. As of June 30, 2005, property taxes due for 2004 but not yet paid by Arlington totaled approximately $250,000. We paid these property taxes during July 2005. Since these taxes are the responsibility of Arlington under the Lease Agreement, we recorded rent and related receivables on our consolidated balance sheet and lease income of approximately $250,000 during the three months ended June 30, 2005.

     Income from Retained Interests decreased $649,000 (25%), to $1,899,000 during the three months ended June 30, 2005, compared to $2,548,000 during the three months ended June 30, 2004. The primary reasons for the decrease were (1) a decrease in the weighted average balance of our Retained Interests outstanding to $65.3 million during the three months ended June 30, 2005 compared to $73.1 million during the three months ended June 30, 2004 and (2) a decrease in the collection of prepayment fees of approximately $454,000. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, decreased to 10.3% during the three months ended June 30, 2005 compared to 11.3% during the three months ended June 30, 2004. The decline in yield is due primarily to a decrease in prepayment fees and an increase in realized losses during the three months ended June 30, 2005.

     Other income increased $211,000 (28%) to $966,000 during the three months ended June 30, 2005 compared to $755,000 during the three months ended June 30, 2004 primarily due to increased prepayment fees. Prepayment activity has remained at high levels as a result of the continued low interest rate environment. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2005.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Junior Subordinated Notes	$441	$—
Mortgages on Hotel Properties	246	268
Debentures payable	245	291
Conduit Facility	182	—
Structured notes	113	216
Revolving credit facility	29	128
Uncollateralized notes payable	—	298
Other	63	57

	$1,319	$1,258

     In general, interest expense increased by $61,000 (5%) primarily as a result of an increase in the cost of funds on our debt which has increased due to increases in LIBOR and the prime rate. During March 2005, we prepaid $20 million of uncollateralized notes with maturities up to July 2006 with proceeds from our Junior Subordinated Notes. The cost of funds on the Junior Subordinated Notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. In addition, the cost of funds for our Conduit Facility approximates LIBOR, plus 1% compared to our revolving credit facility cost of funds of LIBOR plus 1.875%.

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended June 30, 2005 increased by $571,000 (36%), from $1,588,000 during the three months ended June 30, 2004 to $2,159,000 during the three months ended June 30, 2005. General and administrative expenses increased due primarily to professional fees, including accounting, legal and consulting services, which increased to $381,000 during the three months ended June 30, 2005 from $283,000 during the three months ended June 30, 2004. The increase relates primarily to increased accounting and auditing fees and legal fees. In addition, our general and administrative expenses increased due to the effect of property taxes on our Hotel Properties. Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. As of June 30, 2005, property taxes due for 2004 but not yet paid by Arlington totaled approximately $250,000. We paid these property taxes during July 2005. As a result, we recorded general and administrative expense and accounts payable and accrued expenses of approximately $250,000 on our consolidated balance sheet for these taxes during the three months ended June 30, 2005. Salaries and related benefits increased primarily due to (1) approximately $72,000 in compensation expense related to our June 11, 2005 option award and the vested portion of our restricted share award grants and (2) a decrease in capitalized salaries and related benefits due to decreased loan originations. We expect our general and administrative expenses and salaries and related benefits to remain at these higher levels during the remainder of 2005.

     Realized losses on Retained Interests were $210,000 for the three months ended June 30, 2005, primarily resulting from a reduction in expected future cash flows due to increased anticipated losses on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Since our originated Retained Interests were recorded based on the “net realizable value” of the residual interest which established unrealized gains included in our beneficiaries’ equity, realized losses will only be recorded if the unrealized valuation gains are reversed and estimated future cash flows are decreasing. We had $88,000 of realized losses on Retained Interests during the three months ended June 30, 2004 primarily due to a reduction in expected future cash flows resulting from increased anticipated prepayments on our acquired Retained Interests.

     Impairment losses were $1,854,000 for the three months ended June 30, 2005. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows are based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination fees and property operations, if applicable. Based on this analysis, we recorded impairment losses of $1.9 million during the three months ended June 30, 2005. No impairment losses were recorded during the three months ended June 30, 2004.

     Our provision for (reduction of) loan losses, net, was $116,000 during the three months ended June 30, 2005 and ($16,000) during the three months ended June 30, 2004. The primary reason for the provision for loan losses during the three months ended June 30, 2005 was increased expected losses on a loan collateralized by a limited service hospitality property.

     Income tax provision increased to $136,000 during the three months ended June 30, 2005 from $45,000 during the three months ended June 30, 2004. PMC Commercial has four wholly-owned taxable REIT subsidiaries, three of which were acquired in the merger with PMC Capital, which are subject to Federal income taxes, including First Western and PMC Investment Corporation. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates. We expect our Federal income tax provision to increase during 2005 based on the taxable income currently being generated by these subsidiaries.

Discontinued operations

     We had gains on the sales of real estate of $978,000 during the three months ended June 30, 2005 resulting from the sales during June 2005 of two hotel properties for approximately $4.9 million. Gain on sale of real estate was $218,000 during the three months ended June 30, 2004 which was primarily the result of the sale during April 2004 of a limited service hospitality property with a cost of approximately $1.3 million for cash proceeds of approximately $1.5 million.

     Our net earnings from discontinued operations decreased to a net profit of $189,000 during the three months ended June 30, 2005 from a net profit of $257,000 during the three months ended June 30, 2004. During the three months ended June 30, 2005, three hotel properties were included in discontinued operations while during the three months ended June 30, 2004, five hotel properties were included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash of $6,402,000 and $6,964,000 (a decrease of $562,000) from operating activities during the six months ended June 30, 2005 and 2004, respectively. The primary source of funds from operating activities is our income from continuing operations which decreased to $4,820,000 from $5,522,000 (a decrease of $702,000). In addition, our cash provided by operating activities decreased due to a change in other assets of $2,012,000 primarily due to an increase in rent and related receivables partially offset by non-cash impairment losses of $1,854,000.

     Our investing activities reflect net sources of funds of $5,173,000 and $23,118,000 during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, the primary sources of funds were net principal collected on Retained Interests of $2,482,000 and net proceeds from the sales of hotel properties and proceeds from assets acquired in liquidation of $8,094,000. Funds used in investing activities during the six months ended June 30, 2005 were primarily net loans funded of $4,362,000. During the six months ended June 30, 2004, our primary source of funds was cash and cash equivalents acquired in connection with the merger with PMC Capital of $31,488,000. Funds used in investing activities during the six months ended June 30, 2004 were primarily (1) net loans funded of $9,380,000 and (2) merger related costs of $1,006,000.

     Our financing activities reflect net uses of funds of $14,429,000 and $12,977,000 during the six months ended June 30, 2005 and 2004, respectively. We used funds in financing activities during the six months ended June 30, 2005 primarily for payment of principal on notes payable and debentures and our revolving credit facility of $43,475,000 primarily as a result of the repayment of (1) $20,000,000 in uncollateralized notes payable acquired in the merger with PMC Capital, (2) $7,000,000 of debentures acquired in the merger with PMC Capital, and (3) $14,600,000 on our revolving credit facility using the proceeds from our Conduit Facility. In addition, we incurred $1,466,000 of borrowing costs during the six months ended June 30, 2005 related to our debt issuances and paid dividends of $7,506,000. Partially offsetting this use of funds was the proceeds from our debt issuances of $37,895,000 during the six months ended June 30, 2005. During the six months ended June 30, 2004, the use of funds was primarily for dividends of $5,485,000 and the repayment of $11,252,000 in notes.

Sources and Uses of Funds

General

     At June 30, 2005, we had $6.2 million of cash and cash equivalents, $5.5 million of which is available only for future operating commitments of one of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on the revolving credit facility or use the Conduit Facility to make investments even though one of our SBICs has available cash and cash equivalents. Our outstanding commitments to fund new loans were $38.6 million at June 30, 2005, of which (1) $2.0 million represents commitments of our SBICs and (2) $8.3 million were for prime-rate loans to be originated by First Western, approximately 75% of which will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

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

     As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code, of 1986, as amended (the “Code”). Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2005, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2005 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

     At June 30, 2005, one of our SBICs had $3.0 million in available commitments from the SBA expiring in September 2007 to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining six months of 2005, we anticipate loan originations will range from $25 million to

$35 million. See “Lending Division” for information on current market conditions. As a REIT, we use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     In addition, we may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure, (2) reach maturity or (3) require modification due to an assumption. During July 2005, we repurchased a loan which became “charged-off” as defined in the transaction documents through delinquency and initiation of foreclosure from a QSPE for approximately $1.8 million.

Debt

     Information on our debt was as follows as of June 30, 2005:

				Weighted
				Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments (1)	Maturities	Rate	Type
	(In thousands, except footnotes)
Junior Subordinated Notes	$27,070	$—	2035	6.26%	Variable
Debentures	15,500	—	2010 to 2015	7.10%	Fixed
Mortgage notes	12,646	3,681	2005 to 2019	7.10%	(2)
Conduit Facility	6,825	—	2008	4.13%	Variable
Structured notes (3)	6,915	1,109	2006 to 2018	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	—	2009 to 2010	4.00%	Fixed

	$72,956	$4,790

(1)	Represents principal payments for the twelve months ending June 30, 2006.
(2)	Of the $12.6 million in mortgage notes, $3.6 million have variable rates of interest.
(3)	Principal payments of our 1998 structured notes are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

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

     We do not anticipate any use of funds for the maturities on our mortgage notes since these mortgages are typically “rolled-over” into new mortgage notes upon maturity, unless the underlying Hotel Property has been sold. During June 2005, we sold a hotel property with an underlying mortgage note of approximately $1.3 million which was repaid.

     We have a $0.9 million mortgage note with a fixed interest rate of 5.6% due in December 2005 and $2.3 million in mortgages notes with fixed interest rates of 5.4% and 6.5% due in March 2006 and anticipate that, if the underlying Hotel Properties have not been sold, that these mortgage notes will be “rolled-over” into new variable-rate mortgage notes.

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

     The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At June 30, 2005, approximately $24.2 million of our loans were owned by PMC Conduit. At June 30, 2005, additional advances of approximately $8.1 million were available without requiring any additional loan sales. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At June 30, 2005, we were in compliance with the covenants of this facility. We received advances of $6.9 million during July 2005 primarily used for the payment of our quarterly dividends and the repurchase of a “charged-off” loan from a QSPE.

     At June 30, 2005, we had availability of $20 million under our Revolver which matures December 31, 2005. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At June 30, 2005, we were in compliance with the covenants of this facility.

Structured Loan Transactions

     Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. Due primarily to decreased loan originations during 2004 and the first half of 2005, we anticipate completing our next structured loan transaction no earlier than the first quarter of 2006.

     The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPE formed as part of the structured loan transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. The increased reserve requirement would be discontinued (1) if “charged-off” loans (as defined in the transaction documents) are repurchased by us from the QSPEs thereby releasing the excess cash previously deposited into the reserve accounts, (2) upon liquidation of the collateral underlying the loan or (3) if excess cash flow from the QSPE rebuilds the reserve or based on a combination of the above. While management believes that any funds used to build the reserve fund would ultimately be distributed to us, there can be no assurance that future events would not occur to cause amounts to continue to be deferred or never be distributed to us under Credit Enhancement Provisions.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. See “Factors That May Affect Future Operating Results.”

Summarized Contractual Obligations, Commitments and Contingencies and Off-Balance Sheet Arrangements

     Our contractual obligations at June 30, 2005 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Notes and debentures (1)	$62,131	$4,790	$4,543	$6,319	$46,479
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	4,000	—
Conduit Facility	6,825	—	6,825	—	—

Interest:
Debt(4)	64,648	4,393	7,865	6,811	45,579

Other Contractual Obligations:
Operating lease (5)	1,219	161	358	405	295
Employment agreements (6)	3,638	1,272	2,294	72	—

Total contractual cash obligations	$142,461	$10,616	$21,885	$17,607	$92,353

(1)	Principal payments of our 1998 structured notes ($6.9 million at June 30, 2005) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures are presented at face value. For the interest obligation, variable rates in effect at June 30, 2005 were utilized and no change in variable interest rates was assumed.
(2)	We had availability of $20.0 million under our Revolver at June 30, 2005.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at June 30, 2005 was utilized and no change in variable interest rates was assumed.
(5)	Represents future minimum lease payments under our operating lease for office space.
(6)	We have employment agreements with certain of our executive officers.

     Our commitments and contingencies at June 30, 2005 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Environmental (1)	$—	$—	$—	$—	$—
Property taxes on Hotel Properties(2)	—	—	—	—	—
Other commitments (3)	38,619	38,619	—	—	—

Total commitments	$38,619	$38,619	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has a recorded a liability of approximately $300,000 for the estimated costs at June 30, 2005 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $480,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation. On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Per the Lease Agreement, Arlington is required to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. Estimated annual assessments for 2005 on our 16 Hotel Properties total approximately $667,000.
(3)	Represents loan commitments and approvals outstanding.

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

     The following are important factors which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004:

•	The market for structured loan transactions may decline, which would decrease the availability of, and increase the cost of, working capital and negatively affect the potential for growth;
•	Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results;
•	As a result of the merger with PMC Capital, we now originate riskier loans and loan losses could increase;
•	Our operating results could be negatively impacted by our inability to access certain financial markets;
•	Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current levels;
•	There are significant risks in lending to small businesses;
•	There is volatility in the valuation of our loans receivable;
•	We have an ongoing need for additional capital since earnings are required to be paid as dividends;
•	We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders;
•	Changes in interest rates could negatively affect lending operations, which could result in reduced earnings;
•	Our Board of Trust Managers may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our shares;
•	We depend on the accuracy and completeness of information about potential borrowers and guarantors;
•	There may be significant fluctuations in our quarterly results;
•	We depend on our key personnel, and the loss of any of our key personnel could adversely affect our operations;
•	Failure to qualify as a REIT would subject us to U.S. Federal income tax;
•	Ownership limitation may restrict change of control or business combination opportunities;
•	U.S. Federal income tax requirements may restrict our operations which could restrict our ability to take advantage of attractive investment opportunities;
•	Failure to make required distributions would subject us to tax;
•	Our ownership of and relation with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;
•	We operate in a highly regulated environment;
•	We are subject to the Americans with Disabilities Act.

     The following factors have been updated and revised to reflect information as of June 30, 2005:

•	We have a concentration of investments in the hospitality industry and in certain states, which may negatively impact the market price of our shares.

Substantially all of our revenue is generated from lending to hospitality properties and the ownership of Hotel Properties. Our loans receivable were approximately 95% concentrated in the hospitality industry at June 30, 2005. Any economic factors that negatively impact the hospitality industry, including terrorism, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At June 30, 2005, approximately 16% of our loans receivable were collateralized by properties in Texas and approximately 11% were collateralized by properties in Virginia. Approximately 29% of the loans receivable underlying our Retained Interests were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, sold loans or Aggregate Portfolio at June 30, 2005. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

•	We could be adversely affected by a tenant’s bankruptcy.

If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a Bankruptcy Court could authorize the tenant to terminate its leases with us. In that event, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent would possibly not be paid in full. The tenant of our Hotel Properties has recently filed for bankruptcy protection. We cannot predict what impact the bankruptcy or the potential bankruptcy of its parent company (AHI) will have on us. Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our shareholders.

•	We are dependent on third party management for the operation and sale of our Hotel Properties.

We are currently dependent upon third party managers to operate and manage our Hotel Properties under lease agreements. The operating results of our Hotel Properties are subject to a variety of risks which could negatively impact the cash flow from our Hotel Properties to support their payment obligations. Arlington, the operator for 13 of our 16 Hotel Properties, announced in its Annual Report on Form 10-K for the year ended December 31, 2004, that the aggregate cash flow from the operations in 2004 of the Hotel Properties that we own and lease to AII was not sufficient to pay the lease obligations and ongoing capital expenditures related to these Hotel Properties as required by the Lease Agreement. To the extent the cash flows from our Hotel Properties are less than the lease payments, the shortfall is paid by AII from its other operations since AHI has guaranteed the lease payments. There can be no assurance that we will be able to collect on the guarantee of AHI.

Under the Lease Agreement, Arlington is responsible for identifying and marketing our Hotel Properties for sale. There can be no assurance that the Hotel Properties will be sold at the best price or that buyers will be identified for our Hotel Properties. The Lease Agreement provides for incentives to sell the Hotel Properties in specific time frames. Arlington’s ability to meet those deadlines will allow the continuation of the reduced rent.

AII has defaulted on the Lease Agreement and filed for protection under the Bankruptcy Code. Arlington may reject individual leases under provisions of the Bankruptcy Code. If Arlington rejects additional individual leases, we expect to sell properties in an orderly and timely manner. In addition, we may seek to locate a new tenant for our Hotel Properties. There can be no assurance that we will be able to find a new tenant for our Hotel Properties or negotiate to receive the same amount of lease income. In addition, in the event Arlington rejects the individual leases, we would incur costs including holding costs and legal fees and may incur costs to re-franchise the properties.

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

The following is a sensitivity analysis of our Retained Interests as of June 30, 2005 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$61,398	$(3,603)
Losses increase by 100 basis points per annum (2)	$57,913	$(7,088)
Rate of prepayment increases by 5% per annum (3)	$63,714	$(1,287)
Rate of prepayment increases by 10% per annum (3)	$63,169	$(1,832)
Discount rates increase by 100 basis points	$62,400	$(2,601)
Discount rates increase by 200 basis points	$59,947	$(5,054)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

DIVIDENDS

     On January 10, 2005, we paid a $0.34 per share quarterly dividend to common shareholders of record on December 31, 2004. On April 11, 2005, we paid a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005. The Board of Trust Managers declared a $0.30 per share quarterly dividend to common shareholders of record on June 30, 2005, which was paid on July 11, 2005.

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers. Our Board of Trust Managers considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board of Trust Managers also uses REIT taxable income plus tax depreciation, less the collection of percentage rents set aside for future capital expenditures, if any, in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.

     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

     Our Board of Trust Managers met on June 11, 2005 and based primarily on the uncertainties regarding Arlington determined that the quarterly dividend be reduced from $0.35 per share to $0.30 per share. This dividend reduction factored in the reduced anticipated cash flow from Arlington and it is expected that this level of dividend can be maintained for the remainder of 2005. There can be no assurance that the uncertainties relating to the bankruptcy of our tenant or any other significant events will not cause a further reduction in the dividend.

REIT TAXABLE INCOME

     Taxable REIT income is presented to assist investors in analyzing our performance and is a measure that is presented quarterly in our consolidated financial statements and is one of the factors utilized by our Board of Trust Managers in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$6,349	$17,829	$2,233	$3,583
Less: taxable REIT subsidiaries net income, net of tax	(459)	(68)	(230)	(62)
Add: book depreciation	866	932	429	471
Less: tax depreciation	(720)	(930)	(360)	(459)
Book/tax difference on property sales	291	—	330	—
Book/tax difference on Retained Interests, net	1,549	1,419	1,034	703
Book/tax difference on lease income	(1,094)	—	(713)	—
Impairment losses	1,854	—	1,854	—
Negative goodwill	—	(11,593)	—	—
Asset valuation	237	(233)	125	(44)
Other book/tax differences, net	(200)	141	(161)	129

REIT taxable income	$8,673	$7,497	$4,541	$4,321

Distributions declared	$7,076	$6,746	$3,269	$3,691

Common shares outstanding	10,895	10,857

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. The fair value of our fixed interest rate loans receivable (approximately $24.4 million at June 30, 2005) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. At June 30, 2005 and December 31, 2004, the fair value of our fixed-rate loans receivable generally approximates the remaining unamortized principal balance of the loans receivable, less any loan loss reserves or purchase or other discounts. Our variable-rate loans receivable are at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

     At June 30, 2005 and December 31, 2004, we had $109.3 million and $100.1 million of variable-rate loans receivable, respectively, and $37.6 million and $28.3 million of variable-rate debt at June 30, 2005 and December 31, 2004, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($71.7 million and $71.8 million at June 30, 2005 and December 31, 2004, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of $15.5 million of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2005 and December 31, 2004, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $562,000 and $494,000, respectively.

NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of June 30, 2005 and December 31, 2004, approximately $35.6 million (49%) and $50.5 million (64%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver or the Conduit Facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2005, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $376,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is the structured notes from our 1998 structured loan financing (which cannot be repaid other than through collections of principal on the underlying loans receivable), SBA debentures and mortgage notes. Our debentures have current prepayment penalties between 1% and 5% of the principal balance. Of our $9.0 million of fixed-rate Hotel Property mortgage notes, $5.7 million have significant penalties for prepayment and $3.3 million have no prepayment penalties.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2005 and December 31, 2004.

     Market risk disclosures related to our outstanding debt as of June 30, 2005 were as follows:

	Twelve Month Period Ending June 30,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$4,623	$3,393	$781	$855	$6,487	$19,488	$35,627	$36,184

Variable-rate debt (primarily LIBOR-based) (3)	167	178	7,016	1,293	1,216	27,682	37,552	37,552

Totals	$4,790	$3,571	$7,797	$2,148	$7,703	$47,170	$73,179	$73,736

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at June 30, 2005 was 6.0%.

     Market risk disclosures related to our outstanding debt as of December 31, 2004 were as follows:

	Years Ending December 31,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$18,969	$6,350	$809	$1,933	$2,656	$19,774	$50,491	$51,111

Variable-rate debt (LIBOR and prime based) (3)	14,790	10,201	214	227	2,276	638	28,346	28,346

Totals	$33,759	$16,551	$1,023	$2,160	$4,932	$20,412	$78,837	$79,457

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2004 was 4.0%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at June 30, 2005, the estimated fair value of our Retained Interests at June 30, 2005 would have decreased by approximately $2.6 million and $5.1 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2004, the estimated fair value of our Retained Interests at December 31, 2004 would have decreased by approximately $2.8 million and $5.4 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on June 11, 2005 (the “Annual Meeting”), the following individuals were elected to the Board of Trust Managers: Nathan G. Cohen, Martha R. Greenberg, Roy H. Greenberg, Barry A. Imber, Irving Munn, Andrew S. Rosemore, Lance B. Rosemore and Ira Silver.

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at the Annual Meeting. There were 9,811,200 votes for, 39,210 votes against and 92,163 abstentions.

     The proposal to adopt and approve the 2005 Equity Incentive Plan was approved at the Annual Meeting. There were 4,873,616 votes for, 508,951 votes against and 114,991 abstentions.

ITEM 6. Exhibits

     A. Exhibits

3.1		Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).
3.2		Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*10.1		2005 Equity Incentive Plan.
*10.2		Employment contract with Andrew S. Rosemore dated June 15, 2005.
*10.3		Employment contract with Lance B. Rosemore dated June 15, 2005.
*10.4		Employment contract with Barry N. Berlin dated June 15, 2005.
*10.5		Employment contract with Jan F. Salit dated June 15, 2005.
*10.6		Employment agreement with Ron Dekelbaum dated April 28, 2005.
*31.1		Section 302 Officer Certification – Chief Executive Officer
*31.2		Section 302 Officer Certification – Chief Financial Officer
**32.1		Section 906 Officer Certification – Chief Executive Officer
**32.2		Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	8/9/05	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	8/9/05	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)