Form 10-Q
period 2005-09-30
PMC COMMERCIAL TRUST /TX
filed 2005-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
YES ☑ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑

As of November 4, 2005, Registrant had outstanding 10,874,221 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Loans receivable, net	$139,652	$128,234
Retained interests in transferred assets	63,487	70,523
Real estate investments held for sale, net	17,774	1,859
Real estate investments, net	8,139	36,223
Cash and cash equivalents	5,944	9,065
Restricted investments	3,302	3,096
Rent and related receivables, net	1,731	1,337
Mortgage-backed security of affiliate	886	1,027
Deferred tax asset, net	359	327
Other assets	4,917	2,149

Total assets	$246,191	$253,840

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes and debentures payable	$28,554	$52,408
Junior subordinated notes	27,070	—
Credit facilities	9,605	14,600
Debt and accrued expenses — real estate investments held for sale	7,180	8,366
Borrower advances	3,602	2,732
Redeemable preferred stock of subsidiary	3,553	3,488
Dividends payable	3,327	3,761
Accounts payable and accrued expenses	2,296	2,649
Due to affiliates, net	—	1,971
Other liabilities	1,790	1,661

Total liabilities	86,977	91,636

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,028,271 and 11,009,811 shares issued at September 30, 2005 and December 31, 2004, respectively, 10,874,221 and 10,876,961 shares outstanding at September 30, 2005 and December 31, 2004, respectively	110	110
Additional paid-in capital	152,032	151,818
Net unrealized appreciation of retained interests in transferred assets	4,188	5,120
Cumulative net income	119,356	111,003
Cumulative dividends	(115,802)	(105,462)

	159,884	162,589

Less: Treasury stock; at cost, 154,050 shares and 132,850 shares at September 30, 2005 and December 31, 2004, respectively	(1,570)	(1,285)

Total beneficiaries’ equity	158,314	161,304

Total liabilities and beneficiaries’ equity	$246,191	$253,840

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Revenues:
Interest income	$8,201	$5,705	$2,889	$2,336
Income from retained interests in transferred assets	6,953	5,974	2,527	2,131
Lease income	953	934	180	317
Other income	2,766	2,228	904	948

Total revenues	18,873	14,841	6,500	5,732

Expenses:
Interest	3,471	2,918	1,220	1,089
Salaries and related benefits	3,356	2,375	1,127	1,113
General and administrative	2,365	1,375	1,083	519
Provision for loss on rent and related receivables	1,083	—	1,083	—
Impairment losses	814	—	—	—
Provision for (reduction of) loan losses, net	394	(208)	125	(3)
Realized losses on retained interests in transferred assets	387	717	156	616
Depreciation	285	311	72	105
Advisory and servicing fees to affiliate, net	—	249	—	—

Total expenses	12,155	7,737	4,866	3,439

Income before income tax provision, minority interest, discontinued operations and extraordinary item	6,718	7,104	1,634	2,293

Income tax provision	(508)	(70)	(214)	(19)
Minority interest (preferred stock dividend of subsidiary)	(67)	(53)	(22)	(23)

Income from continuing operations	6,143	6,981	1,398	2,251

Discontinued operations:
Gains (losses) on sales of real estate	2,152	(136)	1,038	(354)
Impairment losses	(1,175)	(26)	(135)	(26)
Net earnings (loss)	1,233	2,565	(297)	1,277

	2,210	2,403	606	897

Income before extraordinary item	8,353	9,384	2,004	3,148

Extraordinary item:
Negative goodwill	—	11,593	—	—

Net income	$8,353	$20,977	$2,004	$3,148

Weighted average shares outstanding:
Basic	10,886	9,887	10,894	10,857

Diluted	10,894	9,906	10,894	10,871

Basic and diluted earnings per share:
Income from continuing operations	$0.56	$0.71	$0.13	$0.21
Discontinued operations	0.20	0.24	0.06	0.08
Extraordinary item	—	1.17	—	—

Net income	$0.76	$2.12	$0.19	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Net income	$8,353	$20,977	$2,004	$3,148

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(482)	764	(432)	1,469
Net realized gains included in net income	(450)	(363)	(169)	(92)

	(932)	401	(601)	1,377

Comprehensive income	$7,421	$21,378	$1,403	$4,525

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

(In thousands, except share and per share data)

	Nine Months Ended September 30, 2004
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2003	6,452,791	$66	$94,792	$3,618	$86,222	$(91,322)	$(1,285)	$92,091
Net unrealized appreciation	—	—	—	401	—	—	—	401
Treasury shares, net	(21,130)	—	—	—	—	—	(311)	(311)
Shares issued through exercise of options	51,280	—	286	—	—	—	311	597
Shares issued in connection with merger with PMC Capital, Inc.	4,385,800	44	57,410	—	—	—	—	57,454
Merger costs	—	—	(769)	—	—	—	—	(769)
Issuance of share options	—	—	7	—	—	—	—	7
Dividends ($1.06 per share)	—	—	—	—	—	(10,442)	—	(10,442)
Net income	—	—	—	—	20,977	—	—	20,977

Balances, September 30, 2004	10,868,741	$110	$151,726	$4,019	$107,199	$(101,764)	$(1,285)	$160,005

	Nine Months Ended September 30, 2005
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2004	10,876,961	$110	$151,818	$5,120	$111,003	$(105,462)	$(1,285)	$161,304
Net unrealized depreciation	—	—	—	(932)	—	—	—	(932)
Shares repurchased	(21,200)	—	—	—	—	—	(285)	(285)
Shares issued through exercise of options	9,400	—	123	—	—	—	—	123
Issuance of share options and restricted shares	9,060	—	91	—	—	—	—	91
Dividends ($0.95 per share)	—	—	—	—	—	(10,340)	—	(10,340)
Net income	—	—	—	—	8,353	—	—	8,353

Balances, September 30, 2005	10,874,221	$110	$152,032	$4,188	$119,356	$(115,802)	$(1,570)	$158,314

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$8,353	$20,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,166	1,405
Realized losses on retained interests in transferred assets	387	717
Extraordinary item — negative goodwill	—	(11,593)
Losses (gains) on sales of real estate	(2,152)	136
Deferred income taxes	(32)	(99)
Provision for (reduction of) loan losses, net	394	(208)
Provision for losses on rent and related receivables	1,083	—
Impairment losses	1,989	26
Release of debt obligation	—	(175)
Premium income adjustment	70	90
Amortization and accretion, net	(156)	(293)
Share-based compensation	91	7
Loans funded, held for sale	(6,350)	(5,709)
Proceeds from sale of guaranteed loans	6,690	5,733
Loan fees collected, net	351	245
Capitalized loan origination costs	(112)	(126)
Change in operating assets and liabilities:
Due to/from affiliates, net	(1,045)	2,226
Other assets	(1,898)	(355)
Borrower advances	870	(1,472)
Accounts payable and accrued expenses	(132)	(1,232)
Other liabilities	(554)	(620)

Net cash provided by operating activities	9,013	9,680

Cash flows from investing activities:
Loans funded	(21,178)	(31,629)
Principal collected on loans receivable	11,769	19,949
Principal collected on notes receivable	292	—
Principal collected on retained interests in transferred assets	5,139	5,379
Investment in retained interests in transferred assets	(1,830)	(1,762)
Proceeds from assets acquired in liquidation held for sale, net	2,931	1,627
Proceeds from sales of hotel properties, net	7,485	1,818
Proceeds from mortgage-backed security of affiliate	154	113
Cash and cash equivalents received in connection with merger	—	31,488
Merger related costs	—	(1,006)
Investment in PMC Preferred Capital Trust-A	(820)	—
Investment in restricted investments, net	(206)	(1,384)
Purchase of furniture, fixtures and equipment	(351)	(505)

Net cash provided by investing activities	3,385	24,088

Cash flows from financing activities:
Proceeds from issuance of common shares	123	286
Purchase of treasury shares	(285)	—
Proceeds from (repayment of) revolving credit facility, net	(14,600)	12,500
Proceeds from issuance of SBA debentures	4,000	—
Proceeds from conduit warehouse facility, net	9,605	—
Proceeds from issuance of junior subordinated notes	27,070	—
Payment of principal on notes payable and debentures	(29,192)	(23,184)
Payment of borrowing costs	(1,466)	(81)
Payment of dividends	(10,774)	(9,177)

Net cash used in financing activities	(15,519)	(19,656)

Net increase (decrease) in cash and cash equivalents	(3,121)	14,112

Cash and cash equivalents, beginning of year	9,065	1,078

Cash and cash equivalents, end of period	$5,944	$15,190

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of September 30, 2005 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and beneficiaries’ equity and cash flows for the nine months ended September 30, 2005 and 2004, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2005 and our results of operations for the three and nine months ended September 30, 2005 and 2004. These adjustments are of a normal recurring nature.

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

The results for the three and nine months ended September 30, 2005 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust (“REIT”) that either directly or through its subsidiaries, primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. The majority of these loans are to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries and loans guaranteed by the Small Business Administration (“SBA”) collateralized by business assets. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common shares are traded on the American Stock Exchange under the symbol “PCC.” On February 29, 2004, PMC Capital, Inc. (“PMC Capital”), a regulated investment company related to us through common management, was merged with and into PMC Commercial.

Note 3. Consolidation:

We consolidate entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of any entity accounted for using the equity method. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. All material intercompany balances and transactions have been eliminated.

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

First Western is licensed as a small business lending company that originates loans through the SBA 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended (“SBIA”). Western Financial is a licensed small business investment company under the SBIA. PMCT

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trust was formed in conjunction with our 1998 structured loan financing transaction. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party managers, of certain limited service hotel properties.

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

Conduit Warehouse Facility
On February 7, 2005, we entered into a $100.0 million conduit warehouse facility (the “Conduit Facility”). In conjunction with the Conduit Facility, we created a new subsidiary, PMC Conduit, a bankruptcy remote entity, which holds the assets and liabilities of the Conduit Facility. The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold to PMC Conduit. The transfer of the loans to PMC Conduit did not meet the requirements of SFAS No. 140 for sale treatment. PMC Commercial has not guaranteed the repayment of the obligations of the Conduit Facility.

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

Note 6. Share-Based Compensation Plans:

At September 30, 2005, we have options outstanding under share-based compensation plans. The 1993 Employee Share Option Plan and the Trust Manager Share Option Plan expired in December 2003; thus, no additional options will be issued under these two plans.

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

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We assumed a forfeiture rate of 5% based on our historical forfeiture experience. Historical volatility was used to determine our expected volatility. We recorded compensation expense of approximately $25,000 during the nine months ended September 30, 2005 related to the option grant.

In addition, we issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 11, 2005 with the current market price of the shares at $14.54. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $17,000 and $66,000 during the three and nine months ended September 30, 2005, respectively, for the vested portion of our restricted share issuance. As of September 30, 2005, there was approximately $66,000 of total unrecognized compensation expense related to the unvested restricted shares which will be recognized over the next twenty months.

We assumed unearned stock compensation in the merger with PMC Capital representing the intrinsic value of unvested options assumed that vest as the employees provide future services. Compensation expense was recognized over the vesting period. We recorded compensation expense of approximately $2,000 and $7,000 during the three and nine months ended September 30, 2004, respectively, related to these unvested options.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Merger:

PMC Capital merged with and into PMC Commercial on February 29, 2004. Benefits from the merger included a larger equity market capitalization that helps create new business flexibility and earnings stability. As a result of the larger equity base, our ability to meet our liquidity needs has been enhanced through access to larger credit facilities and alternative capital sources such as our Conduit Facility and Junior Subordinated Notes. Each issued and outstanding share of PMC Capital common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average of the closing prices of our common shares for the nine days preceding the date of the announcement, adjusted by declared but unpaid dividends.

The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activities on a consolidated basis from the merger date. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on management’s estimates of their respective fair values at the date of merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale. Accordingly, we recorded negative goodwill of $11,593,000 during the nine months ended September 30, 2004 representing the excess of the fair value of net assets acquired over the cost of the merger.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1, 2004:

Nine Months
Ended
September 30, 2004
(In thousands, except
per share data)

Total revenues	$17,061

Income from continuing operations	$7,182

Income before extraordinary item	$9,586

Extraordinary item — negative goodwill	$11,593

Net income	$21,179

Earnings per share	$1.95

These pro forma results have been prepared for comparative purposes only. In the opinion of management, all material adjustments necessary to reflect the effects of the merger transaction have been made.

Note 8. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
SBIC commercial mortgage loans	$42,500	$40,031
SBA 7(a) Guaranteed Loan Program loans	16,091	14,236
Other commercial mortgage loans	82,066	74,590

Total loans receivable	140,657	128,857
Less:
Deferred commitment fees, net	(473)	(459)
Loan loss reserves	(532)	(164)

Loans receivable, net	$139,652	$128,234

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information on our loans receivable, net, was as follows:

	September 30, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Fixed rate	$21,745	15.6%	8.4%	$28,100	21.9%	9.7%
Variable rate — prime	15,640	11.2%	8.2%	15,445	12.0%	6.6%
Variable rate — LIBOR	102,267	73.2%	7.8%	84,689	66.1%	6.4%

	$139,652	100.0%	8.0%	$128,234	100.0%	7.1%

Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

The activity in our loan loss reserves was as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Balance, beginning of year	$164	$675
Provision for loan losses	421	167
Reduction of loan losses	(18)	(375)
Recovery of loans written-off	(9)	—
Principal balances written-off	(26)	(42)

Balance, end of period	$532	$425

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Impaired loans requiring reserves	$1,934	$2,484
Impaired loans expected to be fully recoverable (1)	612	2,355

Total impaired loans	$2,546	$4,839

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Average impaired loans	$3,238	$5,166	$3,619	$5,591

Interest income on impaired loans (2)	$166	$140	$28	$74

(1)	Loans acquired in the merger, loans repurchased from the QSPEs and loans deemed to be repurchased from the QSPEs were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

Note 9. Real Estate Investments and Rent and Related Receivables:

Our real estate investments consisted of the following:

	September 30, 2005		December 31, 2004
		Real		Real
	Real	Estate	Real	Estate
	Estate	Investments	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale
	(Dollars in thousands)
Land	$1,044	$2,256	$4,469	$325
Buildings and improvements	7,484	17,226	36,579	1,819
Furniture, fixtures and equipment	258	1,728	4,825	214

	8,786	21,210	45,873	2,358
Accumulated depreciation	(647)	(3,436)	(9,650)	(499)

	$8,139	$17,774	$36,223	$1,859

Number of Hotel Properties	4	10	18	1

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2005, we owned 14 hotel properties (individually, a “Hotel Property”). One property was sold subsequent to September 30, 2005. These properties were part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.”

The May and June 2005 lease payments due from AII were not paid and as a result of their default and in accordance with the provisions of the Lease Agreement we were successful in terminating Arlington’s possession of one of our Hotel Properties. On June 22, 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On June 28, 2005, the Bankruptcy Court approved the rejection (i.e., termination) of two of the individual property leases under the Lease Agreement. As a result of the lease rejection, we were given possession of the two properties and accordingly we operated the three hotel properties through third party management companies. We sold two of these properties during the third quarter of 2005. On August 31, 2005, AHI filed for voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Arlington Bankruptcy”).

Arlington has stipulated through the Bankruptcy Court that they must decide (on an all or none basis) whether or not to continue with the leases or terminate the leases (a lease rejection) no later than November 30, 2005. It is our intention to sell the properties in an orderly and efficient manner. Pursuant to an agreement with Arlington which was approved by the Bankruptcy Court and finalized in September 2005, we now control the sales process with regards to our Hotel Properties. As a result, we are currently in the process of marketing to sell all of our Hotel Properties. However, due to the Arlington Bankruptcy, there is uncertainty as to the ultimate timing for the sale of the properties. Management believes that is it probable that we will sell nine of the remaining 13 Hotel Properties within the next 12 months.

As a result of the Arlington Bankruptcy, the following lease terms will only be applicable should Arlington choose to continue operating pursuant to the Lease Agreement as part of their bankruptcy plan. At the present time, management believes that it is likely that Arlington will reject the leases. If not rejected, the Lease Agreement expires in June 2008, but can be extended by either Arlington or us for one five-year period, and thereafter by Arlington for a five-year period and a subsequent two-year period. AHI guarantees the lease payment obligation of AII. Minimum future lease payments receivable on the 12 remaining individual property leases operated by AII, as amended (excluding the property sold on October 28, 2005), notwithstanding Arlington’s default, in accordance with generally accepted accounting principles was approximately $2.4 million per year.

Although the May 2005 and June 2005 lease payments remain unpaid, post filing for bankruptcy protection, AII made its July 2005 through November 2005 rent payments (at 8.5% of the stated value established for the Hotel Properties operated by AII) of approximately $224,000 per month for July 2005 through October 2005 and approximately $203,000 for November 2005.

In addition to the lease payments due for May 2005 and June 2005, AII has not paid property taxes that are obligated to be paid pursuant to the Lease Agreement. As of the initial bankruptcy filing in June 2005, property taxes due for 2004 but not yet paid by AII remain unpaid. In order to eliminate any potential penalties from the taxing authorities, we paid property taxes of $420,000. As a result of the Arlington Bankruptcy and the potential for non-performance under the Lease Agreement with respect to payment of current property taxes, we also accrued property tax expense of approximately $402,000 for current property taxes during the nine months ended September 30, 2005, of which approximately $318,000 represents property taxes due on our ten Hotel Properties held for sale and is included in debt and accrued expenses — real estate investments held for sale on our consolidated balance sheet. Since these property taxes are the responsibility of Arlington under the Lease Agreement, we will pursue recovery of these property taxes from Arlington. During the three and nine months ending September 30, 2005, we recorded property tax expense of approximately $574,000 and $828,000, respectively. Estimated annual tax assessments for 2005 on our remaining 13 Hotel Properties (excluding the property sold in October 2005) total approximately $526,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We sold one Hotel Property on October 28, 2005 to a third party for net proceeds of approximately $2.1 million, which approximates its net book value. We financed the sale through origination of a loan of $1.5 million at an interest rate of LIBOR plus 4% and a maturity and amortization period of 20 years. We anticipate that nine additional properties will be sold within the next 12 months. At September 30, 2005, the property sold and the nine properties that we anticipate will be sold within the next year are considered “held for sale” and all operations relating to these properties are now included in discontinued operations on our consolidated statements of income. In addition, we discontinued recording depreciation expense on the held for sale properties. For our ten Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $1.2 million during the nine months ended September 30, 2005 related to the furniture, fixtures and equipment and buildings and improvements identified as impaired. Management’s estimates of the values for property sales were based on current market conditions. These values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property.

Four of our Hotel Properties have mortgages (which were assumed in the original purchase from AHI) that have significant prepayment penalties. Therefore, we do not anticipate selling those properties until the properties’ market values increase or the prepayment penalties decrease. It is unlikely that this will occur in the next 12 months. Arlington is currently operating three of these properties and we anticipate that Arlington will operate these properties until November 30, 2005 at which time they will likely reject the leases. Until the properties are sold, we would then either operate the properties through third party management companies or lease the properties until the market values of the properties increase or the prepayment penalties decrease. At September 30, 2005, these four properties are considered to be “held and used” and all operations relating to these properties are included in continuing operations on our consolidated statements of income. For our four Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of approximately $0.8 million during the nine months ended September 30, 2005 related to these four Hotel Properties. Future cash flows are based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination fees and property operations, if applicable.

We have claims against Arlington for unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Pre-Petition Claims”). At September 30, 2005, our rent and related receivables were approximately $1,731,000 after reserves. As a result of the uncertainty of collection from pre-petition obligations from Arlington, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Pre-Petition Claims. Subsequent to the initial bankruptcy filing in June 2005, rent payments received relating to periods subsequent to the bankruptcy filing have been recorded as income when earned. Collection of our Pre-Petition Claims is subject to the ultimate outcome of the bankruptcy proceedings.

We performed an analysis of our anticipated future distribution related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings and determined that an allowance of approximately $1,083,000 was necessary on these assets as of September 30, 2005. To the extent there is a reduction of the anticipated future distribution, we would record an additional allowance against these receivables. Conversely, if either (1) we determine that the anticipated future distributions will be greater than our recorded net investment or (2) amounts that we actually receive as part of a distribution are greater than our recorded net investment, any excess would be recorded as lease income.

In addition, we maintain a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred. As of September 30, 2005, the balance in our capital expenditure account was approximately $1.1 million and is included in restricted investments on our consolidated balance sheet.

Upon the sale of each of the Hotel Properties, AHI is required to provide us consideration equal to the stated value established for the Hotel Property being sold, through cash proceeds from a third party purchaser and an unsecured note from Arlington if the sale proceeds are less than the stated value established for the Hotel Property (a “Shortfall”). The Shortfall note receivable is unsecured, evidences the aggregate of all Shortfalls, originally matured in 2011 and had a fixed interest

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rate of 8.5%. Subsequent to the AII bankruptcy filing in June 2005, Arlington has not performed under the terms of the Master Lease Agreement with respect to any payments due or acknowledged changes in the Shortfall note receivable. At September 30, 2005, the Shortfall note receivable, with a recorded investment of approximately $644,000 (after discounts and reserves), included in rent and related receivables, net on our consolidated balance sheet, is currently due since Arlington is now in default under the Lease Agreement.

Prior to the Arlington Bankruptcy, when a property was sold with a Shortfall, a Shortfall note receivable from AHI was recorded with a corresponding deferred liability established at the estimated fair value of the note received. The deferred liability was necessary since an uncertainty existed as to whether the note receivable would be ultimately collected from AHI or third party sales proceeds from the sale of the remaining properties. In 2005, prior to the Arlington Bankruptcy, we received principal payments on our Shortfall note receivable of approximately $293,000 and, as a result, recognized approximately $146,000 of the deferred liability as income.

During the nine months ended September 30, 2005 we sold five hotel properties for net proceeds of approximately $10.7 million and recognized net gains of approximately $1,278,000. We financed the sale of two of these properties through origination of loans aggregating approximately $3.2 million with an interest rate of LIBOR plus 4% and a maturity and amortization of 20 years.

Note 10. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) (usually through a private placement) to unaffiliated parties (“Structured Noteholders”). The QSPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the QSPE which means that should the financial assets in the QSPE be insufficient for the trustee to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the QSPE, the Structured Notes issued by the QSPE, and the operating results of the QSPE are not included in our consolidated financial statements. The difference between (1) the carrying value of the loans receivable sold and (2) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to our Originated Structured Loan Sale Transactions as of September 30, 2005 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$33,412	$24,226	$20,519	$37,110
Structured Notes balance outstanding	$27,990	$21,656	$17,763	$32,661
Cash in the collection account	$426	$285	$235	$399
Cash in the reserve account	$2,018	$1,460	$1,233	$2,239
Weighted average interest rate on loans (1)	9.52%	9.67%	9.49%	L+4.02%
Discount rate assumptions (2)	7.4% to 12.1%	7.5% to 12.2%	7.5% to 12.2%	7.9% to 12.1%
Constant prepayment rate assumption (3)	11.00%	11.00%	11.00%	11.00%
Weighted average remaining life of loans (4)	3.20 years	4.11 years	4.12 years	4.29 years
Aggregate losses assumed (5)	3.98%	3.51%	5.37%	3.82%
Aggregate principal losses to date (6)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.4% to 7.9% for our required overcollateralization, (b) 9.1% to 9.2% for our reserve funds and (c) 12.1% to 12.2% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.0% to 2.6%. No losses are assumed in the twelve months ending September 30, 2006 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to our Acquired Structured Loan Sale Transactions as of September 30, 2005 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$17,006	$20,519	$12,750	$25,340	$24,157	$47,625
Structured Notes balance outstanding	$16,200	$17,077	$10,085	$22,620	$19,893	$41,970
Cash in the collection account	$324	$349	$185	$1,448	$249	$452
Cash in the reserve account	$1,375	$1,243	$771	$1,598	$1,457	$2,873
Weighted average interest rate of loans (1)	P+1.2%	9.05%	9.00%	9.67%	9.63%	L+4.02%
Discount rate assumptions (2)	7.9% to 12.1%	7.4% to 12.1%	7.6% to 12.3%	7.6% to 12.3%	7.6% to 12.3%	7.8% to 12.1%
Constant prepayment rate assumption (3)	12.50%	15.75%	15.00%	11.00%	11.00%	11.25%
Weighted average remaining life of loans (4)	3.14 years	2.90 years	2.48 years	3.61 years	3.77 years	4.32 years
Aggregate principal losses assumed (5)	2.94%	2.39%	3.91%	3.58%	3.30%	3.67%
Aggregate principal losses to date (6)	—%	—%	4.27%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.4% to 7.9% for our required overcollateralization, (b) 9.1% to 9.3% for our reserve funds and (c) 12.1% to 12.3% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.0% to 2.5%. No losses are assumed in the twelve months ending September 30, 2006 for those structured loan sale transactions with no current potential impaired loans.
(6)	For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial subsequent to the merger.

None of the loans within our Originated or Acquired Structured Loan Sale Transactions were delinquent over 60 days as to principal and interest as of September 30, 2005.

First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At September 30, 2005, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $40.9 million and the weighted average excess spread was approximately 0.7%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at September 30, 2005 included a prepayment speed of 20% per annum and a discount rate of 12.1%.

Previously, First Western had Retained Interests related to the sale of the unguaranteed portion of its loans receivable through a private placement in 1997. On April 15, 2005, we acquired, through exercise of our option, the $2.2 million in loans receivable remaining in the securitization for approximately $2.2 million using existing cash and the reserve fund balance of $912,000.

The estimated fair value of our Retained Interests is based upon an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining the amount and

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our Retained Interests consisted of the following:

	September 30, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$763	$763	$766
1998 Partnership	973	1,076	467	2,516	2,406
1999 Partnership	3,891	970	506	5,367	5,249
2000 Joint Venture	9,008	1,935	980	11,923	10,970
2001 Joint Venture	7,334	2,581	2,617	12,532	11,230
2002 Joint Venture	7,936	2,103	1,708	11,747	10,891
2003 Joint Venture	10,897	4,222	3,520	18,639	17,787

	$40,039	$12,887	$10,561	$63,487	$59,299

	December 31, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$906	$853	$1,759	$1,739
1998 Partnership	1,131	1,280	520	2,931	2,783
1999 Partnership	4,070	1,340	641	6,051	5,844
2000 Joint Venture	9,376	2,631	1,079	13,086	11,644
2001 Joint Venture	7,847	3,302	4,041	15,190	13,658
2002 Joint Venture	8,324	2,661	1,517	12,502	11,330
2003 Joint Venture	10,891	4,397	3,716	19,004	18,405

	$41,639	$16,517	$12,367	$70,523	$65,403

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following sensitivity analysis of our Retained Interests as of September 30, 2005 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$60,292	$(3,195)
Losses increase by 100 basis points per annum (2)	$57,164	$(6,323)
Rate of prepayment increases by 5% per annum (3)	$62,467	$(1,020)
Rate of prepayment increases by 10% per annum (3)	$62,024	$(1,463)
Discount rates increase by 100 basis points	$61,051	$(2,436)
Discount rates increase by 200 basis points	$58,700	$(4,787)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

SFAS No. 140 provides requirements for an entity to be considered a QSPE, both initially and in subsequent periods. QSPE status can be impacted in subsequent periods by activities of the transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent structured loan transactions meet the requirements of SFAS No. 140 and the special purpose entities created meet the requirements to be considered a QSPE, we record the transactions as sales. To the extent the special purpose entities are determined not to meet the QSPE requirements, we are required to consolidate the assets, liabilities and revenues and expenses of the underlying special purpose entities.

We monitor the governing pooling and servicing agreements for each of our structured loan sale transactions and believe the servicing-related terms set forth therein are industry standard and consistent with QSPE criteria. Accounting standard setters are currently assessing servicing activities involving QSPEs and, consequently, there may now be some uncertainty with respect to the accounting for sale transactions involving QSPEs. As accounting standard setters continue to interpret QSPE criteria under SFAS No. 140, there may be a material resultant impact on our consolidated financial statements.

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at September 30, 2005 and December 31, 2004 our consolidated balance sheets do not include the $284.4 million and $321.4 million of assets, respectively, and $228.6 million and $263.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our QSPEs. At September 30, 2005, the partners’ capital of our QSPEs was approximately $55.8 million compared to the value of the associated Retained Interests of $62.7 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following information summarizes the financial position of the QSPEs at September 30, 2005 and December 31, 2004.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)

Loans receivable, net	$16,975	$19,392	$20,519	$23,264	$46,162	$52,540

Total assets	$18,727	$21,662	$22,216	$28,427	$49,756	$57,808

Notes payable	$16,200	$18,770	$17,077	$22,814	$38,075	$45,604

Total liabilities	$16,272	$18,829	$17,172	$22,940	$38,190	$45,742

Partners’ capital	$2,455	$2,833	$5,044	$5,487	$11,566	$12,066

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)

Loans receivable, net	$49,566	$58,926	$44,676	$52,029	$84,735	$87,640

Total assets	$54,547	$63,591	$48,209	$56,001	$90,999	$93,915

Notes payable	$44,276	$52,440	$37,656	$45,489	$74,632	$77,586

Total liabilities	$44,393	$52,579	$37,761	$45,615	$74,789	$77,705

Partners’ capital	$10,154	$11,012	$10,448	$10,386	$16,210	$16,210

The following information summarizes the results of operations of the QSPEs.

Summary of Operations (1):

	Nine Months Ended September 30,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)

Interest income	$996	$868	$1,525	$2,017	$3,582	$4,457

Total revenues	$1,027	$892	$1,699	$2,233	$4,024	$4,802

Provision for (reduction of) losses	$(4)	$(188)	$—	$—	$—	$84

Interest expense	$629	$462	$921	$1,233	$2,297	$2,949

Total expenses	$677	$332	$981	$1,307	$2,420	$3,182

Net income	$350	$560	$718	$926	$1,604	$1,620

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)

Interest income	$3,946	$4,544	$3,601	$4,141	$4,700	$4,007

Total revenues	$4,599	$4,650	$3,960	$4,831	$4,723	$4,285

Provision for (reduction of) losses, net	$(415)	$816	$204	$228	$—	$—

Interest expense	$2,260	$2,731	$2,052	$2,603	$2,486	$1,737

Total expenses	$1,977	$3,701	$2,375	$2,970	$2,698	$1,981

Net income	$2,622	$949	$1,585	$1,861	$2,025	$2,304

(1)	Amounts represent 100% of the limited partnership interests in the QSPEs.

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

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Annualized yield	12.6%	10.8%	12.3%	9.7%

Servicing fee income for the nine and three months ended September 30, 2005 and 2004 for loans held by the QSPEs was approximately $637,000 and $549,000 and $204,000 and $237,000, respectively. We have not established a servicing asset or liability related to the loans held by our QSPEs as the servicing fees are considered adequate compensation.

We received approximately $12.1 million and $11.4 million in cash distributions from the QSPEs during the nine months ended September 30, 2005 and 2004, respectively.

During March 2005, a defaulted loan with a principal balance of approximately $2.6 million was transferred from the 2001 Joint Venture to PMC Commercial. Previously, in accordance with Emerging Issues Task Force issue number 02-09, PMC Commercial had recorded the loan receivable and a corresponding due to affiliate at the estimated value of the loan receivable of approximately $2.1 million and reversed a previously recorded discount of $415,000. The limited service hospitality property underlying the loan receivable was sold during May 2005 for approximately $3.1 million.

During August 2005, we repurchased a loan from the 2002 Joint Venture which had become “charged-off” as defined in the transaction documents through delinquency and initiation of foreclosure for $1.8 million. Previously, in accordance with Emerging Issues Task Force issue number 02-09, PMC Commercial had recorded the loan receivable and a corresponding due to affiliate at the estimated fair value of the loan receivable of approximately $1.2 million. The limited service hospitality property underlying the loan receivable was sold during September 2005 for approximately $1.6 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Other Assets:

Other assets consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Deferred borrowing costs	$1,393	$103
Assets acquired in liquidation	1,022	804
Investment in Preferred Trust	820	—
Prepaid expenses and deposits	642	678
Interest receivable	555	329
Other	485	235

Other assets	$4,917	$2,149

Note 12. Debt:

Information on our debt was as follows:

						Weighted
	September 30, 2005		December 31, 2004		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
	(In thousands)
Notes and debentures payable:
Debentures	$15,500	$16,159	$18,500	$19,297	2010 to 2015	7.10%
Mortgage notes	12,519	12,519	14,191	14,191	2005 to 2019	7.21%
Structured notes	6,725	6,725	7,244	7,244	2006 to 2018	6.37%
Uncollateralized notes	—	—	20,000	20,017	(1)	(1)

	34,744	35,403	59,935	60,749

Junior Subordinated Notes	27,070	27,070	—	—	2035	6.74%

Credit facilities:
Conduit Facility	9,605	9,605	—	—	2008	4.68%
Revolving credit facility	—	—	14,600	14,600	2005	N/A

	9,605	9,605	14,600	14,600

Redeemable preferred stock of subsidiary	4,000	3,553	4,000	3,488	2009 to 2010	4.00%

Debt	$75,419	$75,631	$78,535	$78,837

(1)	During March 2005, we prepaid, without penalty, the $20.0 million of uncollateralized notes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments required on our debt at September 30, 2005 were as follows (face amount):

Twelve Months
Ending September 30,	Total (1)
(In thousands)
2006	$7,385
2007	910
2008	10,597
2009	2,151
2010	8,132
Thereafter	46,244

$75,419

(1)	Maturities of the structured notes are dependent upon the timing of the cash flows received from the underlying loans receivable; however, for purposes of determining our debt maturities, principal payments were estimated based on required principal payments on the underlying loans receivable.

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. During March 2005, we “rolled-over” $4.0 million of debentures and repaid $3.0 million of debentures. Our new $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015. The debentures have a weighted average cost of funds of 6.0% and semi-annual interest only payments are due until maturity.

Mortgage Notes
As of September 30, 2005, we had ten mortgage notes, each collateralized by a Hotel Property. The net book value of our mortgaged real estate investments was approximately $18.8 million at September 30, 2005. Four of the mortgage notes are through our subsidiaries formed to issue the mortgage notes and six are through PMC Commercial. During June 2005, we sold one hotel property with a mortgage note of approximately $1.3 million and the mortgage was repaid. The six mortgage notes of PMC Commercial relate to six of our Hotel Properties held for sale, have a weighted average interest rate of 6.5%, mature between December 2005 and August 2019 and have amortization periods of 20 years. At September 30, 2005 and December 31, 2004, the aggregate balances outstanding on these obligations were approximately $6.8 million and $8.3 million, respectively.

The four mortgage notes of our subsidiaries relate to our four Hotel Properties to be held and used and have a weighted average interest rate of approximately 8.0% at September 30, 2005. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At September 30, 2005 and December 31, 2004, the aggregate balances outstanding on these mortgage notes were approximately $5.7 million and $5.9 million, respectively, of which approximately $3.0 million and $3.1 million at September 30, 2005 and December 31, 2004 were guaranteed by PMC Commercial, respectively.

Structured Notes
In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At September 30, 2005 and December 31, 2004, the principal amount of the outstanding underlying loans receivable was approximately $12.4 million and $12.9 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Conduit Facility
On February 7, 2005, we entered into a three-year $100.0 million Conduit Facility. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 1% and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At September 30, 2005, approximately $24.0 million of our loans were owned by PMC Conduit. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At the end of each annual period commencing February 6, 2006, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. At September 30, 2005, we were in compliance with the covenants of this facility.

Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2005 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At September 30, 2005, we were in compliance with the covenants of this facility.

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

Interest Paid
During the nine months ended September 30, 2005 and 2004, interest paid was approximately $4,300,000 and $3,862,000, respectively.

Note 13. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,894,000 and 10,857,000 for the three months ended September 30, 2005 and 2004, respectively. The weighted average number of common shares outstanding was approximately 10,886,000 and 9,887,000 for the nine months ended September 30, 2005 and 2004, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 14,000 shares during the three months ended September 30, 2004 and by approximately 8,000 and 19,000, respectively, during the nine months ended September 30, 2005 and 2004 for the dilutive effect of options to purchase common shares. There was no dilutive effect of options to purchase common shares to the weighted average shares outstanding during the three months ended September 30, 2005 as the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Not included in the computation of diluted earnings per share were outstanding options to purchase 166,863 and 59,875 common shares during the three months ended September 30, 2005 and 2004, respectively, and options to purchase 73,970 and 59,875 common shares during the nine months ended September 30, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 14. Dividends Paid and Declared:

On January 10, 2005, we paid a $0.34 per share quarterly dividend to common shareholders of record on December 31, 2004. On April 11, 2005, we paid a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005. On July 11, 2005, we paid a $0.30 per share quarterly dividend to common shareholders of record on June 30, 2005. The Board of Trust Managers again declared a $0.30 per share quarterly dividend to common shareholders of record on September 30, 2005, which was paid on October 11, 2005.

Note 15. Share Repurchase Program:

On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring February 28, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of September 30, 2005, we had acquired 21,200 common shares under the share repurchase program for an aggregate purchase price of approximately $285,000, including commissions.

Note 16. Taxable Income:

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

In order to meet our prior year taxable income distribution requirements, we may make an election under the Code to treat a portion of the distributions declared in the current year as distributions of the prior year’s taxable income.

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS’s”) are PMCIC, First Western, PMC Funding and PMC Properties. The income generated from the TRS’s is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our evaluation, it is more likely than not that they will not be realized. We provide a valuation allowance against our deferred tax assets, as necessary, based on our ongoing assessment of their future realization.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income	$8,353	$20,977	$2,004	$3,148
Less: TRS net income, net of tax	(1,158)	(79)	(699)	(12)
Add: Book depreciation	1,166	1,405	300	473
Less: Tax depreciation	(1,175)	(1,393)	(455)	(464)
Book/tax difference on Retained Interests, net	1,616	2,612	67	1,193
Book/tax difference on lease income	(11)	—	1,083	—
Book/tax difference on property sales	37	44	(254)	44
Impairment losses	1,989	—	135	—
Negative goodwill	—	(11,593)	—	—
Asset valuation	291	(441)	54	(208)
Other book/tax differences, net	(206)	418	(6)	281

REIT taxable income	$10,902	$11,950	$2,229	$4,455

Distributions declared	$10,340	$10,441	$3,264	$3,695

Dividends declared per share	$0.95	$1.06	$0.30	$0.34

Income tax provision related to the TRS’s consists of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Federal:
Current provision	$540	$169	$232	$109
Deferred benefit	(32)	(99)	(18)	(90)

Income tax provision	$508	$70	$214	$19

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Income before income taxes for TRS’s	$1,666	$149	$913	$31

Expected Federal income tax provision	$583	$52	$320	$11
Preferred dividend of subsidiary recorded as minority interest	23	18	7	8
Change in valuation allowance	(112)	—	(112)	—
Other adjustment	14	—	(1)	—

Income tax provision	$508	$70	$214	$19

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Operating loss carryforwards	$—	$112
Servicing asset	148	188
Loan valuation	108	105
Premiums on acquired notes and debentures payable	105	133
Secondary Market Loan Sales	131	76
Other	23	4

Total gross deferred tax assets	515	618
Valuation allowance	—	112

	515	506

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	156	179

Total gross deferred tax liabilities	156	179

Deferred tax asset, net	$359	$327

The net operating loss carryforwards were generated by PMC Funding and are available to offset future taxable income of PMC Funding. At the time of the merger, management believed that we would not realize the benefit of PMC Funding’s net operating loss carryforwards and a valuation allowance was established. However, based on PMC Funding’s current pretax earnings, primarily resulting from a gain on the sale of an asset acquired in liquidation, management now believes that we will realize the full benefit of these net operating loss carryforwards. Accordingly, the valuation allowance was reversed at September 30, 2005.

We paid $467,500 and $85,000 in income taxes during the nine months ended September 30, 2005 and 2004, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Other Income:

Other income consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Servicing income	$928	$804	$297	$346
Prepayment fees	557	421	—	2
Other loan related income	557	344	192	91
Premium income	526	484	238	334
Hotel Property revenues (1)	169	—	163	—
Debt release income	—	175	—	175
Equity in earnings of unconsolidated subsidiary	29	—	14	—

Other income	$2,766	$2,228	$904	$948

(1)	Represents the revenue of our Hotel Property in continuing operations at September 30, 2005 which we operate.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Discontinued Operations:

Discontinued operations of our hotel properties (15 hotel properties and 17 hotel properties during the nine months ended September 30, 2005 and 2004, respectively) and assets acquired in liquidation (primarily one limited service hospitality property during the nine months ended September 30, 2005) consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Hotel and Lease Operations:
Revenues:
Lease income — base and other	$2,331	$3,505	$522	$1,155
Straight-line rent income	854	—	—	—
Lease termination fee income	—	624	—	624
Hotel operating revenues	324	—	219	—

Total revenues	3,509	4,129	741	1,779

Expenses:
Depreciation	881	1,094	228	368
Property tax expense	740	—	490	—
Interest expense (1)	367	421	112	132
Hotel operating expenses	299	—	219	—
Advisory fees	—	47	—	—

Total expenses	2,287	1,562	1,049	500

Net earnings (loss), hotel and lease operations	1,222	2,567	(308)	1,279

Assets Acquired in Liquidation Operations:
Revenues	96	—	96	—
Expenses	85	2	85	2

Net earnings (loss), assets acquired in liquidation operations	11	(2)	11	(2)

Total net earnings (losses)	1,233	2,565	(297)	1,277

Net gain (loss) on sales of real estate	2,152	(136)	1,038	(354)

Impairment losses	(1,175)	(26)	(135)	(26)

Discontinued operations	$2,210	$2,403	$606	$897

(1)	Represents interest expense on the six mortgages payable related to our ten hotel properties held for sale. The mortgages payable will either be repaid as a result of the sales or as they mature. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property sales included in discontinued operations consisted of the following:

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2005		2004	2005		2004
	(In thousands, except number of property sales and footnotes)
Number of sales of real estate:
Hotel properties	5		1	2		1
Assets acquired in liquidation	4		6 (1)	2		—

	9		7	4		1

Net sales proceeds — hotel properties	$10,729	(2)	$1,818	$4,038	(2)	$1,818
Net book value of hotel properties sold	(9,451)		(2,172)	(3,864)		(2,172)

	1,278		(354)	174		(354)

Net sales proceeds — assets acquired in liquidation	5,978	(3),(5)	2,730 (4)	2,780	(5)	—
Net book value of assets acquired in liquidation sold	(5,104)		(2,512)	(1,916)		—

	874		218	864		—

Net gain (loss) on sales of real estate	$2,152		$(136)	$1,038		$(354)

(1)	Includes four sales of real estate (assets acquired in liquidation) by First Western with net sale proceeds of $423,000, net book value of $416,000 and a net gain on sales of real estate of $7,000.
(2)	We financed the sale of two of the hotel properties through origination of loans of $1,500,000 and $1,744,000 with interest rates of LIBOR plus 4%.
(3)	Includes a limited service hospitality property with sales proceeds of $3,098,000, including origination of a loan of $2,500,000 with an interest rate of LIBOR plus 4%. As the down payment received was not sufficient to qualify for gain treatment, the gain of approximately $430,000 was deferred and is included in other liabilities on our consolidated balance sheet.
(4)	We financed one of the assets acquired in liquidation sales through origination of a loan of $900,000 with an interest rate of LIBOR plus 4.5%.
(5)	We financed one of the asset acquired in liquidation sales through origination of a loan of $1,225,000 with an interest rate of LIBOR plus 4%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Non-cash investing activities:

Reduction of due to affiliate and Retained Interests	$2,126	$—

Loan receivable established through due to affiliate	$415	$2,161

Note receivable and deferred liability recorded upon sales of hotel properties, net	$197	$—

Reclassification from loans receivable to assets acquired in liquidation	$5,495	$1,184

Loans receivable originated in connection with sales of asset acquired in liquidation	$3,725	$900

Loans receivable originated in connection with sales of hotel properties	$3,244	$624

Note 20. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $53.3 million at September 30, 2005, of which approximately $5.0 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.

At September 30, 2005, all of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.75% to 2.75% and over LIBOR generally ranging from 3.5% to 4.5%. The weighted average interest rate on our loan commitments and approvals at September 30, 2005 was approximately 8.1%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
September 30,	Total
(In thousands)
2006	$164
2007	176
2008	188
2009	200
2010	211
Thereafter	242

$1,181

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $43,000 and $40,000, respectively, during the three months ended September 30, 2005 and 2004 and approximately $123,000 and $93,000 during the nine months ended September 30, 2005 and 2004, respectively.

Employment Agreements
We have employment agreements with certain of our officers. During June 2005, we extended the outstanding employment periods of these officers from July 2007 to July 2008. Future payments under these contracts are approximately $1,147,000, $1,147,000 and $932,000 for the twelve-month periods ending September 30, 2006, 2007 and 2008, respectively.

Structured Loan Sale Transactions
The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPEs formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur.

Environmental
PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at September 30, 2005 to remediate an environmental obligation related to an asset it sold. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $465,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation.

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

Note 21. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (2) the Property Division which owns our Hotel Properties and operates certain of our Hotel Properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the nine months ended September 30, 2005 and 2004 was as follows:

	For the Nine Months Ended September 30,
	2005			2004
	Total	Lending Division	Property Division	Total	Lending Division	Property Division
	(In thousands)
Revenues:
Interest income — loans and other income	$10,804	$10,804	$—	$7,933	$7,933	$—
Lease income and other property income	1,116	—	1,116	934	—	934
Income from Retained Interests	6,953	6,953	—	5,974	5,974	—

Total	18,873	17,757	1,116	14,841	13,907	934

Expenses:
Interest (1)	3,471	2,689	782	2,918	2,113	805
Depreciation	285	2	283	311	1	310
Salaries and related benefits (2)	3,356	3,020	336	2,375	2,138	237
Advisory and servicing fees to affiliate, net	—	—	—	249	234	15
General and administrative (2)	2,365	1,737	628	1,375	1,375	—
Realized losses on Retained Interests	387	387	—	717	717	—
Impairment losses	814	—	814	—	—	—
Provision for losses on rent and related receivables	1,083	—	1,083	—	—	—
Provision for (reduction of) loan losses, net	394	394	—	(208)	(208)	—

Total	12,155	8,229	3,926	7,737	6,370	1,367

Income (loss) before income tax provision, minority interest, discontinued operations and extraordinary item	6,718	9,528	(2,810)	7,104	7,537	(433)

Income tax provision	(508)	(508)	—	(70)	(70)	—
Minority interest (preferred stock dividend of subsidiary)	(67)	(67)	—	(53)	(53)	—

Income (loss) from continuing operations	6,143	8,953	(2,810)	6,981	7,414	(433)

Discontinued operations:
Net gain (loss) on sales of real estate	2,152	874	1,278	(136)	218	(354)
Impairment losses	(1,175)	—	(1,175)	(26)	(26)	—
Net earnings (loss)	1,233	11	1,222	2,565	(2)	2,567

Income before extraordinary item	8,353	9,838	(1,485)	9,384	7,604	1,780

Extraordinary item:
Negative goodwill	—	—	—	11,593	11,593	—

Net income (loss)	$8,353	$9,838	$(1,485)	$20,977	$19,197	$1,780

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight. To the extent we were to sell our Hotel Properties, there would be no material reduction in our aggregate general and administrative expenses.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Business segment data for the three months ended September 30, 2005 and 2004 was as follows:

	For the Three Months Ended September 30,
	2005			2004
	Total	Lending Division	Property Division	Total	Lending Division	Property Division
	(In thousands)
Revenues:
Interest income — loans and other income	$3,630	$3,630	$—	$3,284	$3,284	$—
Lease income and other property income	343	—	343	317	—	317
Income from Retained Interests	2,527	2,527	—	2,131	2,131	—

Total	6,500	6,157	343	5,732	5,415	317

Expenses:
Interest (1)	1,220	971	249	1,089	810	279
Depreciation	72	—	72	105	1	104
Salaries and related benefits (2)	1,127	1,014	113	1,113	1,002	111
General and administrative (2)	1,083	614	469	519	519	—
Realized losses on Retained Interests	156	156	—	616	616	—
Provision for losses on rent and related receivables	1,083	—	1,083	—	—	—
Provision for (reduction of) loan losses, net	125	125	—	(3)	(3)	—

Total	4,866	2,880	1,986	3,439	2,945	494

Income (loss) before income tax provision, minority interest, discontinued operations and extraordinary item	1,634	3,277	(1,643)	2,293	2,470	(177)
Income tax provision	(214)	(214)	—	(19)	(19)	—
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	(23)	(23)	—

Income (loss) from continuing operations	1,398	3,041	(1,643)	2,251	2,428	(177)

Discontinued operations:
Net gain (loss) on sales of real estate	1,038	864	174	(354)	—	(354)
Impairment losses	(135)	—	(135)	(26)	(26)	—
Net earnings (loss)	(297)	11	(308)	1,277	(2)	1,279

Total discontinued operations	606	875	(269)	897	(28)	925

Net income (loss)	$2,004	$3,916	$(1,912)	$3,148	$2,400	$748

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight. To the extent we were to sell our Hotel Properties, there would be no material reduction in our aggregate general and administrative expenses.

Total assets at September 30, 2005 were allocated approximately $217.0 million to the Lending Division and $29.2 million to the Property Division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additions to furniture, fixtures and equipment were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Lending Division	$—	$9	$—	$—
Property Division	351	496	21	—

	$351	$505	$21	$—

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

     The following discussion of our financial condition at September 30, 2005 and results of operations for the nine and three months ended September 30, 2005 and 2004 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our revenues include the following:
•	Interest earned on loans receivable including the effect of commitment fees collected at the inception of the loan;
•	Income on our retained interests in transferred assets;
•	Lease income on our hotel properties; and
•	Other related loan fees, including servicing fees, late fees, prepayment fees and construction monitoring fees.

     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to source financing for our investment activities. The amount of income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates. See “Factors That May Affect Future Operating Results.” For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

RECENT DEVELOPMENTS

Bankruptcy of Tenant and Guarantor

     As of September 30, 2005, we owned 14 hotel properties (individually, a “Hotel Property”). We sold one property subsequent to September 30, 2005. These properties were part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.” AII filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) on June 22, 2005. AHI filed for bankruptcy protection under Chapter 11 on August 31, 2005.

     We have claims against Arlington for unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Pre-Petition Claims”). At September 30, 2005, our recorded aggregate net investment in the Pre-Petition Claims was approximately $1.7 million after estimated reserves of approximately $1.1 million. As a result of the uncertainty of collection from pre-petition obligations from Arlington, our claim in the Arlington bankruptcy is well in excess of our recorded investment in the Pre-Petition Claims. We also have restricted cash which, pursuant to the Lease Agreement, is to be used for capital expenditures relating to our Hotel Properties. Our recorded investment in the restricted cash is approximately $1.1 million. Collection of the Pre-Petition Claims is subject to the ultimate outcome of the bankruptcy proceedings.

     Arlington is conducting an auction pursuant to section 363 of Chapter 11 to sell substantially all of its assets. The U.S. Bankruptcy Court has scheduled November 14, 2005 for this auction to sell Arlington’s assets to the qualified bidder, or bidders, submitting the highest and best acceptable and binding bid(s) as determined by the Bankruptcy Court. Due to the uncertainties regarding both the bankruptcy proceedings and the ultimate proceeds to be achieved from the asset sale, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the bankruptcy proceedings. Subsequent to the bankruptcy filing (“Post Petition”), Arlington has made monthly rent payments on the Hotel Properties it operates for the months of July 2005 through November 2005. We are recording these payments as income when received and earned.

     With regard to owned properties, Arlington has not yet rejected the leases on 12 of our remaining 13 Hotel Properties (one property was sold in October 2005) and has until November 30, 2005 to inform us of their intentions regarding the leases. Management currently anticipates that Arlington will reject the leases and be subject to termination damages which would become part of our claim in the Bankruptcy Court. We have entered into an agreement with Arlington to allow us to market the Hotel Properties for sale. It is our intention to sell these properties in an orderly and efficient manner. Five properties were sold during the nine months ended September 30, 2005 for gains aggregating approximately $1,278,000. While there can be no assurance of the net proceeds that we will receive from selling our properties, we believe that the net proceeds on an aggregate basis for our 14 Hotel Properties will be approximately $29.5 million. While management believes these values are appropriate based on current market conditions, these values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property. However, due to the bankruptcies of AII and AHI, there is an uncertainty as to the ultimate timing for the sale of these properties. As a result of the uncertainties regarding the collection of future rent and the timing of property sales, we have performed a probability weighted analysis of the anticipated future cash flows and, as a result, have identified that some of our Hotel Properties were deemed impaired. We recorded aggregate impairment charges of approximately $2.0 million during the nine months ended September 30, 2005.

     Impairment charges are non-cash items which do not impact our cash flow or our ability to pay dividends. Our Board of Trust Managers (the “Board”) met in June 2005 and based primarily on the uncertainties described above reduced the quarterly dividend from $0.35 per share to $0.30 per share. This dividend reduction factored in the reduced anticipated cash flow from Arlington related to rent and other receivables. The Board again declared a $0.30 per share quarterly dividend to common shareholders of record on September 30, 2005, which was paid on October 11, 2005. It is expected that this level of dividend will be maintained for the fourth quarter of 2005 dividend scheduled to paid in January 2006. There can be no assurance that the uncertainties relating to the Arlington Bankruptcy or any other significant events will not cause a further reduction in the dividend.

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

Lending Division

     Loans originated during the first nine months of 2005 were approximately $34.5 million which is less than the $38.9 million of loans originated during the same period of 2004. We currently anticipate that we will fund between $15 million and $20 million of loans during the fourth quarter of 2005 and between $60 million and $80 million of loans during 2006. At September 30, 2005 and December 31, 2004, our outstanding commitments to fund new loans were approximately $53.3 million and $30.3 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. The pipeline has been increasing and is expected to continue at these levels. The majority of these commitments are for construction loans and loans committed to refinance construction loans upon project completion which should provide a stronger funding base for 2006. The funding of construction and construction takeout loans generally takes place over a longer period of time compared to non-construction loans.

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

     In order to effectively compete for variable-rate loans, we reduced the interest rate spreads that we historically charged by approximately 25 basis points. We believe that the spread reduction will still provide us with appropriate returns for the risk related to the types of loans that we are originating but such loans will not be as profitable as in prior years.

     We believe that the market has changed so that a greater percentage of borrowers are looking for fixed-rate loans; however, we are constrained by our cost of funds. Local bank competition offers, among other things, five-year fixed-rate loans whose rates are well below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 4.6%, the rate we needed to obtain is approximately 8.35% to 8.6% for a quality loan with a 20-year amortization and maturity. The local banks offer a five-year maturity, 20-year amortization loan at approximately 3% over 5-year treasuries (currently approximately 4.4%) which provides for an interest rate of approximately 7.4%. Management believes that the difference between the bank’s rate and ours is causing a greater percentage of borrowers to take on the refinancing risk that rates won’t rise by more than 0.95% to 1.2% in the next five years and they are therefore taking the “mini-perm” bank loan.

     We are presently more competitive with our variable-rate products than with fixed-rate products. Additionally, in the current interest rate environment, we believe that we can achieve a higher spread from variable-rate securitizations. As a result, we anticipate that fundings will continue to be primarily variable rate.

Property Division

     Total assets allocated to the property division were approximately $29.2 million (12% of total assets), at September 30, 2005. Our property division consists solely of the Hotel Properties (we owned 14 Hotel Properties at September 30, 2005) acquired as part of a sale and leaseback transaction entered into in 1998 and 1999 with AHI whereby we purchased the properties from AHI and then leased the properties to AII. See “Recent Developments.”

     AII is currently the operator for those hotel properties that provide for monthly rent payments of approximately $224,000 at September 30, 2005. Subsequent to the bankruptcy filing, AII made the July 2005 through November 2005 rent payments (at 8.5% of the stated value established for the Hotel Properties operated by AII) of approximately $224,000 per month for July 2005 through October 2005 and approximately $203,000 for November 2005. Our subsidiary, PMC Properties, Inc. (“PMC Properties”) operates the other property through a third party management company.

Lodging Industry

     The prevailing lodging industry perception for 2006 is more optimistic than 2005. Lodging demand in the United States appears to correlate to changes in United States Gross Domestic Product (“U.S. GDP”) growth, with typically a two to nine quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year, an improvement in 2006 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will improve in 2006.

     During 2004 and the first nine months of 2005, occupancy increased slightly for the overall hospitality industry while average room rates showed a slight decline based on published industry statistics. We anticipate that lodging demand will increase in 2006 as the lodging industry follows the economy. We believe improving economic trends in the lodging industry will generate an increase in competition among lenders, especially those lenders offering alternatives such as fixed-rate and “mini-perm” loans. We anticipate an improvement in volume but continued net interest spread pressure.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates decrease for properties located on interstate highways. However, it appears that summer travel was not impacted by the current high level of gas prices.

PORTFOLIO INFORMATION

Lending Activities

General

     During the nine months ended September 30, 2005 and 2004, we originated approximately $34.5 million and $38.9 million of loans, respectively. Principal collections on our loans receivable were approximately $18.5 million (including $7.2 million of principal prepayments and $2.2 million of scheduled maturities) and $25.7 million (including $11.0 million of principal prepayments and $4.1 million of scheduled maturities) during the nine months ended September 30, 2005 and 2004, respectively. Loans originated and principal payments during the nine months ended September 30, 2005 and 2004 include Small Business Administration (“SBA”) 7(a) guaranteed loans originated of $6.4 million and $5.7 million, respectively, and proceeds from the sale of SBA 7(a) guaranteed loans of $6.7 million and $5.7 million, respectively. In addition, loans originated during the nine months ended September 30, 2005 and 2004 include $7.0 million and $1.5 million, respectively, of loans originated in connection with the sale of hotel properties and assets acquired in liquidation. During the year ended December 31, 2004, we originated approximately $53.7 million of loans.

     At September 30, 2005, our retained portfolio does not include approximately $304.9 million of aggregate principal balance remaining on loans we service that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, these loans impact our profitability and our cash available for dividend distributions. Therefore, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) that we service is provided below. The weighted average contractual interest rate on our Aggregate Portfolio was 8.5%, 7.8% and 7.6% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	September 30,	December 31,	September 30,
	2005	2004	2004

Weighted average contractual interest rate	8.0%	7.1%	6.8%

Annualized average yield (1)	8.3%	9.1%	11.5%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for (reduction of) loan losses, net.

     Our weighted average interest rate has been increasing due primarily to increases in LIBOR and the prime rate. At September 30, 2005, approximately 84% of our loans receivable had variable rates of interest.

     Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At September 30, 2005, approximately $118.0 million (84%) of our loans receivable had variable interest rates (reset on a quarterly basis) with a weighted average interest rate of approximately 7.9% based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program). The spread that we charge over LIBOR generally ranges from 3.5% to 4.5% and the spread we charge over the prime rate generally ranges from 1.75% to 2.75%. The LIBOR rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2005 (set on October 1, 2005) is 4.05% while the LIBOR charged during the third quarter of 2005 (set on July 1, 2005) was 3.50%. The prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2005 (set on October 1, 2005) is 6.75% while the prime rate charged during the third quarter of 2005 (set on July 1, 2005) was 6.25%. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at September 30, 2005, approximately $21.7 million (16%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 8.4%.

Prepayment Activity

     Prepayment activity on our loans receivable has remained at high levels during 2005. Prepayment activity for our fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment while prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to the anticipated rising interest rates. Accordingly, we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2005 and 2006.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);
•	The current and anticipated interest rate environment;
•	The market for limited service hospitality property sales; and
•	The amount of the prepayment fee and the length of prepayment prohibition, if any.

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. Many of the prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for our variable-rate loans receivable are generally not significant. The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments until re-loaned. Prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income; however, as a result of recent increases in LIBOR and the prime rate, the adverse impact is not as great as it had been. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

     First Western SBLC, Inc. (“First Western”), our SBA guaranteed lending company, sells the guaranteed portion of its originated loans through private placements. These sales are particularly sensitive to prepayments. Our retained interests in transferred assets in these loan sales consist only of the spread between the interest First Western collects from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the estimated fair value of the associated retained interests in transferred assets. In addition, First Western loans do not have prepayment fees which we retain.

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

     Our Impaired Loans were as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Problem Loans (1):
Loans receivable	$2,438	$3,711
Sold loans of QSPEs	—	3,150

	$2,438	$6,861

Special Mention Loans (1):
Loans receivable	$1,833	$1,376
Sold loans of QSPEs	—	—

	$1,833	$1,376

Percentage Problem Loans:
Loans receivable	1.7%	2.9%
Sold loans of QSPEs	—	1.1%

Percentage Special Mention Loans:
Loans receivable	1.3%	1.1%
Sold loans of QSPEs	—	—

(1)	Since the sold portion of our SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for the sold portion of our SBA 7(a) guaranteed loans have not been presented.

     At September 30, 2005 and December 31, 2004, we had reserves in the amount of approximately $532,000 and $164,000, respectively, against loans receivable that we have determined to be Impaired Loans. The increase is primarily due to reserves on three limited service hospitality properties with aggregate principal outstanding of $2.3 million, one of which is in liquidation.

     The reduction in our aggregate Impaired Loans from December 31, 2004 to September 30, 2005 was primarily the result of the foreclosure during 2005 on the collateral underlying three loans receivable (limited service hospitality properties) of approximately $4.8 million at December 31, 2004. We sold two of these limited service hospitality properties during the nine months ended September 30, 2005. The remaining limited service hospitality property is included in other assets on our consolidated balance sheet as an asset acquired in liquidation at September 30, 2005.

Retained Interests in Transferred Assets (“Retained Interests”)

     At September 30, 2005 and December 31, 2004, the estimated fair value of our Retained Interests was approximately $63.5 million and $70.5 million, respectively. Retained Interests represents the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the sold loans (the “required overcollateralization”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

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

     The net unrealized appreciation on our Retained Interests at September 30, 2005 and December 31, 2004 was approximately $4.2 million and $5.1 million, respectively. Any appreciation of our Retained Interests is included on our balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in our statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

Property Ownership

     The following table summarizes statistical data regarding the underlying operations of our 14 Hotel Properties (1):

	Nine Months Ended			Three Months Ended
	September 30,		% Increase	September 30,
	2005	2004	(Decrease)	2005	2004	% Increase
Occupancy	54.72%	56.56%	(3.3%)	63.41%	62.24%	1.9%
ADR (2)	$57.68	$56.41	2.3%	$58.91	$58.02	1.5%
RevPAR (3)	$31.56	$31.91	(1.1%)	$37.35	$36.11	3.4%
Revenue	$7,349,651	$7,457,044	(1.4%)	$2,928,758	$2,812,664	4.1%
Rooms Rented	127,412	132,190	(3.6%)	49,717	48,476	2.6%
Rooms Available	232,861	233,716	(0.4%)	78,407	77,882	0.7%

(1)	Arlington has provided data (only includes properties owned as of September 30, 2005) for the 13 Hotel Properties which it operates.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

     Our lease is a “triple net” lease; therefore, all expenses of operation including insurance and real estate taxes are the obligation of Arlington. However, to the extent that Arlington does not pay the real estate taxes or insurance we would be required to incur those costs, although we will pursue recovery from Arlington. AII filed for bankruptcy protection under Chapter 11 on June 22, 2005. AHI filed for bankruptcy protection under Chapter 11 on August 31, 2005.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Overview

     Income from continuing operations decreased to $6,143,000 ($0.56 per share) during the nine months ended September 30, 2005 from $6,981,000 ($0.71 per share) during the nine months ended September 30, 2004. Income from continuing operations during the nine months ended September 30, 2005 includes impairment losses of $814,000 on our real estate investments and a provision for losses on our rent and related receivables of $1,083,000. Net income decreased to $8,353,000 ($0.76 per share) during the nine months ended September 30, 2005 from $20,977,000 ($2.12 per share) during the nine months ended September 30, 2004. Net income during the nine months ended September 30, 2004 includes an extraordinary gain from negative goodwill of $11,593,000 ($1.17 per share) representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital on February 29, 2004.

     Our revenues increased by $4,032,000 from $14,841,000 during the nine months ended September 30, 2004 to $18,873,000 during the nine months ended September 30, 2005. Our revenue increases were primarily from increased (1) interest income (approximately $2.5 million) due primarily to an increase in our weighted average loans receivable outstanding primarily as a result of loans acquired in the merger and loan originations and an increase in variable interest rates (both prime and LIBOR) and (2) income from Retained Interests (approximately $1.0 million) due primarily to an increase in the weighted average of our Retained Interests and increased unanticipated prepayment fees.

     Our expenses increased by $4,418,000 from $7,737,000 during the nine months ended September 30, 2004 to $12,155,000 during the nine months ended September 30, 2005. Our expense increases were primarily from (1) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $1.7 million due to the increase in our serviced investment portfolio primarily due to the merger with PMC Capital (upon merger, we became a self-managed REIT whereas historically we were managed by PMC Capital pursuant to an advisory and servicing agreement) and increased professional fees, (2) provision for losses on our rent and related receivables of $1.1 million, (3) impairment losses of approximately $0.8 million on our real estate investments included in continuing operations and (4) increased interest expense of approximately $0.6 million due primarily to an increase in our outstanding debt which was primarily a result of the merger with PMC Capital and an increase in our variable cost of funds.

     In addition, included in discontinued operations were gains on the sales of real estate of $2,152,000 during the nine months ended September 30, 2005 resulting primarily from the sale of five hotel properties and two assets acquired in liquidation.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income consisted of the following:

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Interest income — loans	$7,890	$5,212	$2,678
Accretion of loan fees and discounts	175	272	(97)
Interest income — idle funds	136	221	(85)

	$8,201	$5,705	$2,496

     The increase in interest income — loans was primarily attributable to an increase in our (1) weighted average loans receivable outstanding of $37.2 million (39%) to $131.8 million during the nine months ended September 30, 2005 from $94.6 million during the nine months ended September 30, 2004 primarily as a result of loans acquired in the merger and loan originations and (2) weighted average interest rate from 6.8% at September 30, 2004 to 8.0% at September 30, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of September 30, 2005, approximately 84% of our loans receivable have variable interest rates.

     Lease income for the four Hotel Properties included in continuing operations consisted of the following:

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$633	$851	$(218)
Straight-line rent	283	—	283
Percentage rent	30	80	(50)
Other	7	3	4

	$953	$934	$19

     Changes in, and descriptions of, lease income are as follows:
•	Base rent: Base rent consists of the required monthly rental payment obligation. Base rent declined due to the decrease in the pay rate from approximately 10.5% to 8.5% of the stated value established for the Hotel Properties based on the terms of the Lease Agreement (effective October 2004) for the four Hotel Properties included in continuing operations;
•	Straight-line rent: In accordance with the terms of the Lease Agreement, beginning in October 2004, we recorded lease income on a straight-line basis based on all remaining payments due from Arlington over the remaining fixed non-cancelable term of the Lease Agreement; however, due to the uncertainty of collection we discontinued recording straight-line rent effective July 1, 2005. Due to the initial five-year lease extension being controlled by PMC Commercial, the fixed non-cancelable lease term was through June 2013;
•	Percentage rent: We historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Arlington has not paid the percentage rent due commencing May 2005. Due to the uncertainty of collection, we discontinued recording percentage rent effective May 1, 2005.

     Income from Retained Interests increased $979,000 (16%), to $6,953,000 during the nine months ended September 30, 2005 compared to $5,974,000 during the nine months ended September 30, 2004. The primary reasons for the increase were (1) an increase in the weighted average balance of our Retained Interests outstanding to $66.0 million during the nine months ended September 30, 2005 compared to $63.7 million during the nine months ended September 30, 2004 and (2) an increase in the collection of unanticipated prepayment fees of approximately $570,000. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 12.6% during the nine months ended September 30, 2005 from 10.8% during the nine months ended September 30, 2004 primarily as a result of unanticipated prepayment fees received and a reduction in realized losses.

     Other income consisted of the following:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Servicing income	$928	$804
Prepayment fees	557	421
Other loan related income	557	344
Premium income	526	484
Hotel Property revenues (1)	169	—
Debt release income	—	175
Equity in earnings of unconsolidated subsidiary	29	—

Other income	$2,766	$2,228

(1)	Represents the revenue of our Hotel Property in continuing operations at September 30, 2005 which we operate.

     Our prepayment fees have been increasing. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2005 and 2006. As a result of the merger with PMC Capital, we now earn fees for servicing all loans held by the QSPEs. Premium income results from the sale of First Western’s loans into the secondary market earned subsequent to the merger with PMC Capital.

Interest Expense

     Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Junior Subordinated Notes	$986	$—
Debentures payable	725	683
Conduit Facility	486	—
Mortgages on Hotel Properties (1)	349	369
Structured notes	338	718
Uncollateralized notes payable	224	697
Revolving credit facility	169	305
Other	194	146

	$3,471	$2,918

(1)	Represents interest expense on the four mortgages underlying the four Hotel Properties included in continuing operations at September 30, 2005.

     Interest expense increased by $553,000 (19%) primarily as a result of an increase in our outstanding debt which was primarily a result of the merger with PMC Capital on February 29, 2004. In addition, the cost of funds on our debt has increased due to increases in LIBOR and the prime rate.

     During March 2005, we prepaid $20 million of uncollateralized notes with proceeds from our Junior Subordinated Notes. The cost of funds on the Junior Subordinated Notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. In addition, the cost of funds for our Conduit Facility approximates LIBOR, plus 1% compared to our revolving credit facility cost of funds of LIBOR plus 1.875%.

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

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits expense during the nine months ended September 30, 2005 increased by $1,722,000 (43%), from $3,999,000 during the nine months ended September 30, 2004 to $5,721,000 during the nine months ended September 30, 2005. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. Our professional fees, including accounting, legal and consulting services, increased to $1,270,000 during the nine months ended September 30, 2005 from $648,000 during the nine months ended September 30, 2004. The increase relates primarily to increased accounting and auditing fees and legal fees, including those associated with Arlington’s bankruptcy. We expect our general and administrative expenses and salaries and related benefits to remain at these higher levels during the remainder of 2005 and 2006.

     Realized losses on Retained Interests were $387,000 for the nine months ended September 30, 2005, primarily resulting from a reduction in expected future cash flows due to increased prepayments on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Since our originated Retained Interests were recorded based on the “net realizable value” of the residual interest which established unrealized gains included in our beneficiaries’ equity, realized losses will only be recorded if the unrealized valuation gains are reversed and estimated future cash flows are decreasing. We had $717,000 of realized losses on Retained Interests during the nine months ended September 30, 2004 primarily due to a reduction in expected future cash flows resulting from increased anticipated prepayments and losses on our acquired Retained Interests.

     Impairment losses were $814,000 for the nine months ended September 30, 2005. For our four Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows are based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination damages and property operations, if applicable. Based on this analysis, we recorded impairment losses of $0.8 million during the nine months ended September 30, 2005. No impairment losses were recorded during the nine months ended September 30, 2004.

     Our provision for losses on rent and related receivables was $1,083,000 during the nine months ended September 30, 2005. We performed an analysis of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Based on this analysis, we recorded a provision for losses on our rent and related receivables of $1.1 million during the nine months ended September 30, 2005. Due to the uncertainties regarding both the bankruptcy proceedings and the ultimate proceeds to be achieved from the asset sale, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the bankruptcy proceedings.

     Our provision for (reduction of) loan losses, net, was $394,000 during the nine months ended September 30, 2005 and ($208,000) during the nine months ended September 30, 2004. The primary reason for the provision for loan losses during the nine months ended September 30, 2005 was increased expected losses on three loans collateralized by limited service hospitality properties and one recreational facility. During the nine months ended September 30, 2004, we reduced the expected loss on a loan collateralized by a limited service hospitality property due to unanticipated principal paydowns.

     Income tax provision increased to $508,000 during the nine months ended September 30, 2005 from $70,000 during the nine months ended September 30, 2004. PMC Commercial has four wholly-owned taxable REIT subsidiaries, three of which were acquired in the merger with PMC Capital, which are subject to Federal income taxes, including First Western, PMC Funding Corporation and PMC Investment Corporation. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates. We expect our Federal income tax provision to remain at these levels during the remainder of 2005 based on the taxable income currently being generated by these subsidiaries.

Discontinued operations

     We had gains on the sales of real estate of $2,152,000 during the nine months ended September 30, 2005 resulting primarily from the sales of five hotel properties for approximately $10.7 million and the sale of two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for approximately $2.8 million. Net loss on sale of real estate was $136,000 during the nine months ended September 30, 2004 which was primarily the result of the sale during April 2004 of a limited service hospitality property for approximately $1.5 million on which we had a gain of approximately $211,000 and the sale during August 2004 of a hotel property for approximately $1.8 million on which we had a loss of approximately $354,000.

     Impairment losses were $1,175,000 for the nine months ended September 30, 2005. For our ten Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $1.2 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we recorded $26,000 of impairment losses on our assets acquired in liquidation.

     Our net earnings from discontinued operations decreased to a net profit of $1,233,000 during the nine months ended September 30, 2005 from a net profit of $2,565,000 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, 15 hotel properties were included in discontinued operations while during the nine months ended September 30, 2004, 17 hotel properties were included in discontinued operations. The primary reasons for the decrease in net earnings from discontinued operations were (1) property taxes of $490,000 recorded during the nine months ended September 30, 2005 and (2) lease termination fee income of $624,000 recorded during the nine months ended September 30, 2004. Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required property tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. During August and September 2005, we paid property taxes due but not yet paid by Arlington totaling approximately $172,000 and we recorded expense for these property taxes during the nine months ended September 30, 2005. Additional unpaid property taxes due but not yet paid which are Arlington’s responsibility at September 30, 2005 totaled approximately $318,000. While these property taxes are the responsibility of Arlington under the Lease Agreement, due to the uncertainty surrounding collection and based on the results of our recoverability analysis, we recorded property tax expense of approximately $318,000 for these property taxes during the nine months ended September 30, 2005. To the extent Arlington does not make these required property tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington.

Extraordinary item — negative goodwill

     Our negative goodwill during the nine months ended September 30, 2004 was $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on estimates of their respective fair values at the date of the merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Overview

     Income from continuing operations decreased to $1,398,000 ($0.13 per share) during the three months ended September 30, 2005 from $2,251,000 ($0.21 per share) during the three months ended September 30, 2004. Net income decreased to $2,004,000 ($0.19 per share) during the three months ended September 30, 2005 from $3,148,000 ($0.29 per share) during the three months ended September 30, 2004.

     Our revenues increased by $768,000 from $5,732,000 during the three months ended September 30, 2004 to $6,500,000 during the three months ended September 30, 2005. Our revenue increases were primarily from increased (1) interest income (approximately $0.6 million) due primarily to an increase in variable interest rates (prime and LIBOR) and in our weighted average loans receivable outstanding primarily as a result of loan originations and (2) income from Retained Interests (approximately $0.4 million) due primarily to unanticipated prepayment fees.

     Our expenses increased by $1,427,000 from $3,439,000 during the three months ended September 30, 2004 to $4,866,000 during the three months ended September 30, 2005. Our expense increases were primarily from (1) increased overhead (comprised of salaries and related benefits and general and administrative) of approximately $0.6 million due primarily to an increase in our professional fees, primarily legal and accounting and (2) our realized losses, impairments and provisions for losses increased by $0.8 million.

     In addition, included in discontinued operations were gains on the sales of real estate of $1,038,000 during the three months ended September 30, 2005 resulting primarily from the sales during the third quarter of 2005 of two hotel properties and two assets acquired in liquidation. Offsetting these gains were net earnings from discontinued operations of $1,277,000 during the three months ended September 30, 2004 compared to a net loss from discontinued operations of $297,000 during the three months ended September 30, 2005.

     Significant changes in our revenues and expenses are further described below.

Revenues

     Interest income consisted of the following:

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Interest income — loans	$2,811	$2,062	$749
Accretion of loan fees and discounts	33	192	(159)
Interest income — idle funds	45	82	(37)

	$2,889	$2,336	$553

     The increase in interest income — loans was primarily attributable to an increase in our (1) weighted average loans receivable outstanding of $19.6 million (17%) to $135.5 million during the three months ended September 30, 2005 from $115.9 million during the three months ended September 30, 2004 and (2) weighted average interest rate from 6.8% at September 30, 2004 to 8.0% at September 30, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of September 30, 2005, approximately 84% of our loans receivable have variable interest rates.

     Lease income for the four Hotel Properties included in continuing operations consisted of the following:

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$174	$284	$(110)
Percentage rent	—	33	(33)
Other	6	—	6

	$180	$317	$(137)

     Changes in, and descriptions of, lease income are as follows:
•	Base rent: Base rent consists of the required monthly rental payment obligation. Base rent declined due to the decrease in the pay rate from approximately 10.5% to 8.5% of the stated value established for the Hotel Properties based on the terms of the Lease Agreement (effective October 2004) for the four Hotel Properties included in continuing operations;
•	Percentage rent: We have historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Arlington has not paid the percentage rent due commencing May 2005. Due to the uncertainty of collection, we discontinued recording percentage rent effective May 1, 2005.

     Income from Retained Interests increased $396,000 (19%), to $2,527,000 during the three months ended September 30, 2005, compared to $2,131,000 during the three months ended September 30, 2004. The primary reason for the increase was an increase in unanticipated prepayment fees of approximately $311,000. The weighted average balance of our Retained Interests outstanding decreased to $64.2 million during the three months ended September 30, 2005 compared to $70.8 million during the three months ended September 30, 2004. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 12.3% during the three months ended September 30, 2005 compared to 9.7% during the three months ended September 30, 2004 primarily as a result of unanticipated prepayment fees received and a reduction in realized losses.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Junior Subordinated Notes	$473	$—
Debentures payable	247	293
Conduit Facility	188	—
Mortgages on Hotel Properties (1)	116	120
Structured notes	110	191
Revolving credit facility	28	154
Uncollateralized notes payable	—	269
Other	58	62

	$1,220	$1,089

(1)	Represents interest expense on the four mortgages underlying the four Hotel Properties included in continuing operations at September 30, 2005.

     Interest expense increased by $131,000 (12%) primarily as a result of an increase in the cost of funds on our debt which has increased due to increases in LIBOR and the prime rate. During March 2005, we prepaid $20 million of uncollateralized notes with proceeds from our Junior Subordinated Notes. The cost of funds on the Junior Subordinated Notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. In addition, the cost of funds for our Conduit Facility approximates LIBOR, plus 1% compared to our revolving credit facility cost of funds of LIBOR plus 1.875%.

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended September 30, 2005 increased by $578,000 (36%), from $1,632,000 during the three months ended September 30, 2004 to $2,210,000 during the three months ended September 30, 2005. General and administrative expenses increased due primarily to increased professional fees, including accounting, legal and consulting services, which increased to $593,000 during the three months ended September 30, 2005 from $307,000 during the three months ended September 30, 2004. The increase relates primarily to increased accounting and auditing fees and legal fees, including those associated with Arlington’s bankruptcy. We expect our general and administrative expenses and salaries and related benefits to remain at these higher levels during the remainder of 2005 and 2006.

     Realized losses on Retained Interests were $156,000 for the three months ended September 30, 2005, primarily resulting from a reduction in expected future cash flows due to increased anticipated prepayments on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Since our originated Retained Interests were recorded based on the “net realizable value” of the residual interest which established unrealized gains included in our beneficiaries’ equity, realized losses will only be recorded if the unrealized valuation gains are reversed and estimated future cash flows are decreasing. We had $616,000 of realized losses on Retained Interests during the three months ended September 30, 2004 primarily due to a reduction in expected future cash flows resulting from increased anticipated prepayments and losses on our acquired Retained Interests.

     Our provision for losses on rent and related receivables was $1,083,000 during the three months ended September 30, 2005. We performed an analysis of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Based on this analysis, we recorded a provision for losses on our rent and related receivables of $1.1 million during the three months ended September 30, 2005. Due to the uncertainties regarding both the bankruptcy proceedings and the ultimate proceeds to be achieved from the asset sale, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the bankruptcy proceedings.

     Our provision for (reduction of) loan losses, net, was $125,000 during the three months ended September 30, 2005 and ($3,000) during the three months ended September 30, 2004. The primary reason for the provision for loan losses during the three months ended September 30, 2005 was increased expected losses on a loan collateralized by a limited service hospitality property and a recreational facility.

     Income tax provision increased to $214,000 during the three months ended September 30, 2005 from $19,000 during the three months ended September 30, 2004. PMC Commercial has four wholly-owned taxable REIT subsidiaries, three of which were acquired in the merger with PMC Capital, which are subject to Federal income taxes, including First Western, PMC Funding Corporation and PMC Investment Corporation. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates. We expect our Federal income tax provision to remain at these levels during the remainder of 2005 based on the taxable income currently being generated by these subsidiaries.

Discontinued operations

     We had gains on the sales of real estate of $1,038,000 during the three months ended September 30, 2005 resulting from the sales of two hotel properties for approximately $4.0 million and two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for $2.8 million. We had a loss on the sale of real estate of $354,000 during the three months ended September 30, 2004 resulting from the sale during August 2004 of a hotel property for approximately $1.8 million. Pursuant to the sale of the hotel property, we received a lease termination fee from Arlington in the form of a loan receivable with an estimated fair value of $624,000 which was included in net earnings from discontinued operations.

     Impairment losses were $135,000 for the three months ended September 30, 2005. For our ten Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $135,000 during the three months ended September 30, 2005. During the three months ended September 30, 2004, we recorded $26,000 of impairment losses on our assets acquired in liquidation.

     Our net earnings (loss) from discontinued operations decreased to a net loss of ($297,000) during the three months ended September 30, 2005 from a net profit of $1,277,000 during the three months ended September 30, 2004. The primary reasons for the decrease in net earnings (loss) from discontinued operations were (1) property taxes of $490,000 during the three months ended September 30, 2005 and (2) lease termination fee income of $624,000 recorded during the three months ended September 30, 2004. Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington does not make the required property tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington. During August and September 2005, we paid property taxes due but not yet paid by Arlington totaling approximately $172,000 and we recorded expense for these property taxes during the three months ended September 30, 2005. Additional unpaid property taxes due but not yet paid which are Arlington’s responsibility at September 30, 2005 totaled approximately $318,000. While these property taxes are the responsibility of Arlington under the Lease Agreement, due to the uncertainty surrounding collection and based on the results of our recoverability analysis, we recorded property tax expense of approximately $318,000 for these property taxes during the three months ended September 30, 2005. To the extent Arlington does not make these required property tax payments, these property taxes are our responsibility, although we will pursue recovery from Arlington.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash of $9,013,000 and $9,680,000 (a decrease of $667,000) from operating activities during the nine months ended September 30, 2005 and 2004, respectively. Our cash provided by operating activities primarily decreased due to a change in other assets of $1,543,000 primarily due to an increase in rent and related receivables and due from affiliates of $3,271,000 partially offset by a change in borrower advances of $2,342,000 and accounts payable and accrued expenses of $1,100,000.

     Our investing activities reflect net sources of funds of $3,385,000 and $24,088,000 during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the primary sources of funds were net proceeds from the sales of hotel properties and proceeds from assets acquired in liquidation of $10,416,000 and net principal collected on Retained Interests of $3,309,000. Funds used in investing activities during the nine months ended September 30, 2005 were primarily net loans funded of $9,409,000. We expect to continue to sell Hotel Properties and generate net proceeds from their sales. During the nine months ended September 30, 2004, our primary source of funds was cash and cash equivalents acquired in connection with the merger with PMC Capital of $31,488,000. Funds used in investing activities during the nine months ended September 30, 2004 were primarily (1) net loans funded of $11,680,000, (2) investment in Retained Interests of $1,762,000 and (3) merger related costs of $1,006,000.

     Our financing activities reflect net uses of funds of $15,519,000 and $19,656,000 during the nine months ended September 30, 2005 and 2004, respectively. We used funds in financing activities during the nine months ended September 30, 2005 primarily for payment of principal on notes payable and debentures and our revolving credit facility of $43,792,000 primarily as a result of the repayment of (1) $20,000,000 in uncollateralized notes payable acquired in the merger with PMC

Capital, (2) $7,000,000 of debentures acquired in the merger with PMC Capital, and (3) $14,600,000 on our revolving credit facility using the proceeds from our Conduit Facility. In addition, we incurred $1,466,000 of borrowing costs during the nine months ended September 30, 2005 related to our debt issuances and paid dividends of $10,774,000. Partially offsetting this use of funds was the proceeds from our debt issuances of $40,675,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the use of funds was primarily for payment of principal on notes payable and debentures and our revolving credit facility of $10,684,000 and dividends paid of $9,177,000.

Sources and Uses of Funds

General

     At September 30, 2005, we had $5.9 million of cash and cash equivalents. Our outstanding commitments to fund new loans were $53.3 million at September 30, 2005, of which $5.0 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

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

     As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code, of 1986, as amended (the “Code”). Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2006, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2006 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

     At September 30, 2005, one of our SBICs had $3.0 million in available commitments from the SBA expiring in September 2007 to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. We currently anticipate that we will fund between $15 million and $20 million of loans during the fourth quarter of 2005 and between $60 million to $80 million of loans during 2006. See “Lending Division” for information on current market conditions. As a REIT, we use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     On August 31, 2005, the Board authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring February 28, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions.

     In addition, we may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency, bankruptcy or initiation of foreclosure, (2) reach maturity or (3) require modification due to an assumption.

Debt

     Information on our debt was as follows as of September 30, 2005:

				Weighted
				Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments (1)	Maturities	Rate	Type
	(In thousands, except footnotes)
Junior Subordinated Notes	$27,070	$—	2035	6.74%	Variable
Debentures	15,500	—	2010 to 2015	7.10%	Fixed
Mortgage notes	12,519	3,663	2005 to 2019	7.21%	(2)
Conduit Facility	9,605	—	2008	4.68%	Variable
Structured notes (3)	6,725	3,722	2006 to 2018	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	—	2009 to 2010	4.00%	Fixed

	$75,419	$7,385

(1)	Represents principal payments for the twelve months ending September 30, 2006.
(2)	Of the $12.5 million in mortgage notes, $3.6 million have variable rates of interest.
(3)	Principal payments of our 1998 structured notes are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

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

     During March 2005, we “rolled-over” $4.0 million of SBA debentures and repaid $3.0 million using cash on hand and our Revolver. Our new $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015.

     We have a $0.9 million mortgage note with a fixed interest rate of 5.6% due in December 2005 and $2.3 million in mortgages notes with fixed interest rates of 5.4% and 6.5% due in March 2006 and anticipate that, if the underlying Hotel Properties have not been sold, that these mortgage notes will be “rolled-over” into new variable-rate mortgage notes or will be repaid using our Revolver or the Conduit Facility.

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

     The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At September 30, 2005, approximately $24.0 million of our loans were owned by PMC Conduit. At September 30, 2005, additional advances of approximately $5.2 million were available without requiring any additional loan sales. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At September 30, 2005, we were in compliance with the covenants of this facility. We received advances of $2.0 million during October 2005 primarily used for the payment of our quarterly dividends.

     At September 30, 2005, we had availability of $20.0 million under our Revolver which matures December 31, 2005. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 50 basis points or 187.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At September 30, 2005, we were in compliance with the covenants of this facility. We are currently negotiating to extend the maturity on our Revolver to December 31, 2006. There can be no assurance that the Revolver maturity will be extended.

Structured Loan Transactions

     Historically, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. Due primarily to decreased loan originations, we anticipate completing our next structured loan transaction no earlier than the second quarter of 2006.

     The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPEs formed as part of the structured loan transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. The increased reserve requirement would be discontinued (1) if “charged-off” loans (as defined in the transaction documents) are repurchased by us from the QSPEs thereby releasing the excess cash previously deposited into the reserve accounts, (2) upon liquidation of the collateral underlying the loan (3) the loan becomes current or (4) if excess cash flow from the QSPE rebuilds the reserve or based on a combination of the above. While management believes that any funds used to build the reserve fund would ultimately be distributed to us, there can be no assurance that future events would not occur to cause amounts to continue to be deferred or never be distributed to us under Credit Enhancement Provisions.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. See “Factors That May Affect Future Operating Results.”

Summarized Contractual Obligations, Commitments and Contingencies and Off-Balance Sheet Arrangements

     Our contractual obligations at September 30, 2005 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Notes and debentures (1)	$61,814	$7,385	$1,902	$6,283	$46,244
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	4,000	—
Conduit Facility	9,605	—	9,605	—	—

Interest:
Debt (4)	63,958	4,411	8,030	6,693	44,824

Other Contractual Obligations:
Operating lease (5)	1,181	164	364	411	242
Employment agreements (6)	3,226	1,147	2,079	—	—

Total contractual cash obligations	$143,784	$13,107	$21,980	$17,387	$91,310

(1)	Principal payments of our 1998 structured notes ($6.7 million at September 30, 2005) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures are presented at face value. For the interest obligation, variable rates in effect at September 30, 2005 were utilized and no change in variable interest rates was assumed.
(2)	We had availability of $20.0 million under our Revolver at September 30, 2005.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at September 30, 2005 was utilized and no change in variable interest rates was assumed.
(5)	Represents future minimum lease payments under our operating lease for office space.
(6)	We have employment agreements with certain of our executive officers.

     Our commitments and contingencies at September 30, 2005 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	53,277	53,277	—	—	—

Total commitments	$53,277	$53,277	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has recorded a liability of approximately $300,000 for the estimated costs at September 30, 2005 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $465,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation. On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Represents loan commitments and approvals outstanding.

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

     See Note 20 to the accompanying consolidated financial statements for a detailed discussion of commitments and contingencies.

SEASONALITY

     Our lending division is not generally impacted by seasonality. As of September 30, 2005, 13 of our Hotel Properties were operated by Arlington; thus, our property division was not impacted by seasonality (i.e., we received monthly lease income from our tenant). However, management currently anticipates that Arlington will reject the remaining leases on November 30, 2005. If rejected, we would operate the Hotel Properties, through third party management companies, unless a new tenant is located. Revenues for the limited service sector of the hospitality industry are generally lower during the winter months due to weather conditions and business and leisure travel trends, especially in the northeast and midwest sections of the United States where certain of our Hotel Properties are located. Based on Arlington’s past operating results, we could experience working capital shortfalls from the operations of our Hotel Properties during the winter months.

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

     The following are important factors which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004:

•	The market for structured loan transactions may decline, which would decrease the availability of, and increase the cost of, working capital and negatively affect the potential for growth;
•	Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results;
•	As a result of the merger with PMC Capital, we now originate riskier loans and loan losses could increase;
•	Our operating results could be negatively impacted by our inability to access certain financial markets;
•	Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current levels;
•	There are significant risks in lending to small businesses;
•	There is volatility in the valuation of our loans receivable;
•	We have an ongoing need for additional capital since earnings are required to be paid as dividends;
•	We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders;
•	Changes in interest rates could negatively affect lending operations, which could result in reduced earnings;
•	Our Board may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our shares;
•	We depend on the accuracy and completeness of information about potential borrowers and guarantors;
•	There may be significant fluctuations in our quarterly results;
•	We depend on our key personnel, and the loss of any of our key personnel could adversely affect our operations;
•	Failure to qualify as a REIT would subject us to U.S. Federal income tax;
•	Ownership limitation may restrict change of control or business combination opportunities;
•	U.S. Federal income tax requirements may restrict our operations which could restrict our ability to take advantage of attractive investment opportunities;
•	Failure to make required distributions would subject us to tax;
•	Our ownership of and relation with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax;
•	We operate in a highly regulated environment;
•	We are subject to the Americans with Disabilities Act.

     The following factors have been updated and revised to reflect information as of September 30, 2005:

•	We have a concentration of investments in the hospitality industry and in certain states, which may negatively impact the market price of our shares.

Substantially all of our revenue is generated from lending to hospitality properties and the ownership of Hotel Properties. Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2005. Any economic factors that negatively impact the hospitality industry, including terrorism, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At September 30, 2005, approximately 17% of our loans receivable were collateralized by properties in Texas and approximately 10% were collateralized by properties in Virginia. Approximately 29% of the loans receivable underlying our Retained Interests were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, sold loans or Aggregate Portfolio at September 30, 2005. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

•	We are dependent on third party management for the operation and management of our Hotel Properties.

We are currently dependent upon third party managers to operate and manage our Hotel Properties. The operating results of our Hotel Properties are subject to a variety of risks which could negatively impact the cash flows from our Hotel Properties.

We expect to sell properties in an orderly and timely manner. In addition, we may seek to locate a new tenant for our Hotel Properties. There can be no assurance that we will be able to find a new tenant for our Hotel Properties or negotiate to receive the same amount of lease income. In addition, it is anticipated that Arlington will reject the remaining leases. As a result, we would incur costs including holding costs, legal fees and operating costs until the properties are sold. While we are unable to quantify these costs at this time, we anticipate, based on Arlington’s past operating results, that working capital shortfalls may occur during the winter months.

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

The following is a sensitivity analysis of our Retained Interests as of September 30, 2005 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$60,292	$(3,195)
Losses increase by 100 basis points per annum (2)	$57,164	$(6,323)
Rate of prepayment increases by 5% per annum (3)	$62,467	$(1,020)
Rate of prepayment increases by 10% per annum (3)	$62,024	$(1,463)
Discount rates increase by 100 basis points	$61,051	$(2,436)
Discount rates increase by 200 basis points	$58,700	$(4,787)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

DIVIDENDS

     On January 10, 2005, we paid a $0.34 per share quarterly dividend to common shareholders of record on December 31, 2004. On April 11, 2005, we paid a $0.35 per share quarterly dividend to common shareholders of record on March 31, 2005. On July 11, 2005, we paid a $0.30 per share quarterly dividend to common shareholders of record on June 30, 2005. The Board again declared a $0.30 per share quarterly dividend to common shareholders of record on September 30, 2005, which was paid on October 11, 2005.

     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.

     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

     Our Board met in June 2005 and based primarily on the uncertainties regarding Arlington determined that the quarterly dividend be reduced from $0.35 per share to $0.30 per share. This dividend reduction factored in the reduced anticipated cash flow from Arlington. The Board again declared a $0.30 per share quarterly dividend to common shareholders of record on September 30, 2005, which was paid on October 11, 2005. It is expected that this level of dividend will be maintained for the fourth quarter of 2005 dividend scheduled to paid in January 2006. There can be no assurance that the uncertainties relating to the Arlington Bankruptcy or any other significant events will not cause a further reduction in the dividend.

REIT TAXABLE INCOME

     REIT taxable income is presented to assist investors in analyzing our performance and is a measure that is presented quarterly in our consolidated financial statements and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$8,353	$20,977	$2,004	$3,148
Less: taxable REIT subsidiaries net income, net of tax	(1,158)	(79)	(699)	(12)
Add: book depreciation	1,166	1,405	300	473
Less: tax depreciation	(1,175)	(1,393)	(455)	(464)
Book/tax difference on property sales	37	44	(254)	44
Book/tax difference on Retained Interests, net	1,616	2,612	67	1,193
Book/tax difference on lease income	(11)	—	1,083	—
Impairment losses	1,989	—	135	—
Negative goodwill	—	(11,593)	—	—
Asset valuation	291	(441)	54	(208)
Other book/tax differences, net	(206)	418	(6)	281

REIT taxable income	$10,902	$11,950	$2,229	$4,455

Distributions declared	$10,340	$10,441	$3,264	$3,695

Weighted average common shares outstanding	10,886	9,887	10,894	10,857

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

LOANS RECEIVABLE

     Our loans receivable are approximately 84% variable-rate. Our variable-rate loans receivable are at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. We had $21.7 million and $28.1 million of fixed rate loans receivable at September 30, 2005 and December 31, 2004, respectively. The fair value of these fixed interest rate loans receivable (approximately $22.4 million and $28.8 million at September 30, 2005 and December 31, 2004, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial.

     At September 30, 2005 and December 31, 2004, we had $118.0 million and $100.1 million of variable-rate loans receivable, respectively, and $40.3 million and $28.3 million of variable-rate debt at September 30, 2005 and December 31, 2004, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($77.7 million and $71.8 million at September 30, 2005 and December 31, 2004, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of $15.4 million and $22.4 million at September 30, 2005 and December 31, 2004, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at September 30, 2005 and December 31, 2004, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $623,000 and $494,000, respectively, on an annual basis.

NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of September 30, 2005 and December 31, 2004, approximately $35.3 million (47%) and $50.5 million (64%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver or the Conduit Facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2005, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $403,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is SBA debentures, mortgage notes and the structured notes from our 1998 structured loan financing (which would not be repaid other than through collections of principal on the underlying loans receivable). Our debentures have current prepayment penalties between 1% and 5% of the principal balance. Of our $8.9 million of fixed-rate Hotel Property mortgage notes, $5.7 million have significant penalties for prepayment and $3.2 million have no prepayment penalties.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2005 and December 31, 2004.

     Market risk disclosures related to our outstanding debt as of September 30, 2005 were as follows:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$7,216	$729	$799	$875	$6,490	$19,231	$35,340	$35,872

Variable-rate debt (primarily LIBOR-based) (3)	169	181	9,798	1,276	1,195	27,672	40,291	40,291

Totals	$7,385	$910	$10,597	$2,151	$7,685	$46,903	$75,631	$76,163

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at September 30, 2005 was 6.3%.

     Market risk disclosures related to our outstanding debt as of December 31, 2004 were as follows:

	Years Ending December 31,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$18,969	$6,350	$809	$1,933	$2,656	$19,774	$50,491	$51,111

Variable-rate debt (LIBOR and prime based) (3)	14,790	10,201	214	227	2,276	638	28,346	28,346

Totals	$33,759	$16,551	$1,023	$2,160	$4,932	$20,412	$78,837	$79,457

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2004 was 4.0%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at September 30, 2005, the estimated fair value of our Retained Interests at September 30, 2005 would have decreased by approximately $2.4 million and $4.8 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2004, the estimated fair value of our Retained Interests at December 31, 2004 would have decreased by approximately $2.8 million and $5.4 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares, expiring February 28, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We purchased 21,200 shares during September 2005 in the open market as described below.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or units)	Approximate Dollar Value)
	of Shares (or	Price Paid	Purchased as Part of	of Shares (or units) that
	units)	per Share	Publicly Announced	May Yet Be Purchased
Period	Purchased	(or unit)	Plans or Programs	Under the Plans or Programs

September 2005	21,200	$13.46	21,200	$9,714,592

ITEM 6. Exhibits

     A. Exhibits

3.1		Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(a)	Amendment No. 1 to Declaration of Trust. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003).
3.2		Bylaws. Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910), and incorporated herein by reference.
*31.1		Section 302 Officer Certification — Chief Executive Officer
*31.2		Section 302 Officer Certification — Chief Financial Officer
**32.1		Section 906 Officer Certification — Chief Executive Officer
**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	11/9/05	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	11/9/05	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)