Form 10-K
period 2005-12-31
PMC COMMERCIAL TRUST /TX
filed 2006-03-16
CIK 908311

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17950 Preston Road, Suite 600, Dallas, TX 75252	(972)349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

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
YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
YES ☐ NO ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
YES ☐ NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2005 as reported on the American Stock Exchange, was approximately $129 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2006, the Registrant had outstanding 10,741,921 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST

Form 10-K
For the Year Ended December 31, 2005

Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our loans receivable and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risks identified under the caption “Item 1A. Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

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

     We generated revenue primarily from the yield earned on our investments, rental income from property ownership and other fee income from our lending activities. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans and property ownership. During the years ended December 31, 2005 and 2004, our total revenues were approximately $25.6 million and $21.2 million, respectively, and our net income was approximately $11.3 million and $24.8 million, respectively. Our 2004 net income includes an extraordinary gain of approximately $11.6 million from negative goodwill resulting from the merger. See “Item 8. Consolidated Financial Statements and Supplementary Data” for additional financial information.

     Our wholly-owned lending subsidiaries are: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Loan Program”). PMCIC and Western Financial are small business investment companies (“SBICs”).

     First Western is currently a “Preferred Lender,” as designated by the SBA, in Dallas, Texas and Oklahoma City, Oklahoma and originates, sells and services small business loans throughout the continental United States. As a non-bank SBA 7(a) Loan Program lender, First Western is able to originate loans on which a substantial portion of the loan (generally 75%) is guaranteed as to payment of principal and interest by the SBA. A market exists for the sale of the guaranteed portion of First Western’s loans and we receive cash premiums at the time of sale that approximate up to 10% of the principal amount of the loan sold. To the extent we were to increase our volume of loans originated by our SBLC, there should be a corresponding increase in premiums received. In addition, due to the existence of the SBA guarantee, we are able to originate loans in industries that we would typically not lend to due to the profitability of the loan including the premium received. See “Lending Activities — SBA Programs.”

     As a REIT, we seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We must distribute at least 90% of our REIT taxable income to shareholders to maintain our REIT status. See “Tax Status.” We pay dividends from the cash flow generated from operations.

     Our ability to generate interest income, as well as other loan related fees, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations and our ability to source financing for investment activities. The amount of income earned varies based on the volume of loans funded, the timing and amount of structured loan financings, the volume of loans which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction versus non-construction), the interest rate on loans originated and the general level of interest rates.

     Generally, in order to fund new loans, we need to borrow funds or sell loans. Since 1996, our primary source of funds has been structured loan transactions. In a structured loan transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for cash and a subordinate financial interest in that entity. If the SPE meets the definition of a qualifying special purpose entity (“QSPE”), we account for the transaction as a sale of our loans receivable; and as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Structured Loan Transactions.”

     We operate in two identifiable reportable segments: (i) the lending division, which originates loans to small businesses primarily in the hospitality industry, which comprised 90% of our total assets at December 31, 2005, and (ii) the property division, which owns our hotel properties and operates certain of our hotel properties, which comprised 10% of our total assets at December 31, 2005. We are in the process of selling most of our assets in the property division to focus our operations on the lending division. See detailed financial information regarding our segments in “Item 8. Consolidated Financial Statements and Supplementary Data.”

LENDING ACTIVITIES

Overview

     Our lending division originates loans to small businesses, primarily in the hospitality industry. For the year ended December 31, 2005, total revenues and income from continuing operations of our lending division were approximately $24.2 million (94% of our total revenues) and $12.4 million, respectively. This compares favorably with our total revenues and income from continuing operations of our lending division during 2004 of $19.9 million and $10.5 million, respectively. The increased revenues and income from continuing operations were primarily a result of increases in variable interest rates. Total assets allocated to the lending division were approximately $232.6 million (90% of our total assets) at December 31, 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.”

     We are a national lender that primarily originates small business loans in the limited service sector of the hospitality industry. By utilizing our SBA 7(a) Loan Program, we increased our loan originations to the convenience store and gas station, restaurant, service, retail and commercial real estate industries. In addition to first liens on real estate of the related business, our loans are generally personally guaranteed by the principals of the entities obligated on the loans.

     In addition to our historical underwriting criteria, we are now originating loans utilizing underwriting criteria which generally have higher loan-to-value ratios than we had prior to the merger (i.e., SBA 7(a) Loan Program). As a result, our loans may incur losses in future periods in greater amounts than had historically been realized. See “Item 1A — Risk Factors.”

     We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We also generated loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. Payments are often made to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.

Limited Service Hospitality Industry

     Our loans are generally collateralized by first liens on limited service hospitality properties and are typically made for owner-operated facilities operating under national franchises. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.

     The prevailing lodging industry perception for 2006 and 2007 is more optimistic than 2005. Lodging demand in the United States appears to correlate to changes in the United States Gross Domestic Product (“U.S. GDP”) growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year, an improvement in 2006 and 2007 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue to improve in 2006 and 2007.

Loan Originations and Underwriting

     We originate mortgage loans to small businesses primarily collateralized by commercial real estate. We believe that we successfully compete in certain sectors of the commercial real estate finance market due to our understanding of our borrowers’ businesses, the flexible loan terms that we offer and our responsive customer service. Our approach to assessing new commercial mortgage loans requires an analysis of the property operator, the replacement cost of the collateral, its liquidation value and an analysis of local market conditions.

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

     Upon receipt of a completed loan application, our credit department conducts: (i) a detailed analysis of the potential loan, which typically includes an appraisal and a valuation by our credit department of the property that will collateralize the loan to ensure compliance with loan-to-value percentages, (ii) a site inspection for real estate collateralized loans, (iii) a review of the borrower’s business experience, (iv) a review of the borrower’s credit history, and (v) an analysis of the borrower’s debt-service-coverage and debt-to-equity ratios. All appraisals must be performed by an approved, licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. We utilize nationwide independent appraisal firms and local market economic information to the extent available.

     We believe that our typical loan is distinguished from those of some of our competitors by the following characteristics:

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

     We are currently originating primarily variable-rate loans. Our variable-rate loans are based on (1) LIBOR or (2) the prime rate (primarily related to our SBA 7(a) Loan Program). While prior to 2003 we historically originated fixed-rate loans, we do not expect to originate a significant amount of additional fixed-rate loans in the near future since our sources of funds are primarily variable-rate and fixed-rate competitors typically have a lower cost of funds. Management continually evaluates potential sources of capital with a fixed-rate cost of funds to determine if a fixed-rate loan product would be feasible. Due to the current fixed-rate cost of funds for smaller companies like ours, it does not appear that a significant amount of fixed-rate capital is available to us with a cost that allows us to generate appropriate spreads to compensate us for the commensurate risk of the loans that could be originated. We will continue to monitor the leverage market for possible fixed-rate sources of capital and, to the extent we identify an appropriate source, we would establish a fixed-rate lending product. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Operating Overview and Economic Factors — Lending Division.”

     General information on our loans receivable, net, was as follows:

	At December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate - LIBOR	$120,645	76.6%	8.3%	$84,689	66.1%	6.4%
Fixed-rate	18,651	11.8%	9.4%	28,100	21.9%	9.7%
Variable rate - prime	18,278	11.6%	8.7%	15,445	12.0%	6.6%

Total	$157,574	100.0%	8.5%	$128,234	100.0%	7.1%

     Our variable-rate loans receivable generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans receivable generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.

Loan Activity

     The following table details our loan activity for the years indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Loans receivable, net — beginning of year	$128,234	$50,534	$71,992	$78,486	$65,645
Loans originated	58,852	53,659	31,320	32,776	51,683
Loans acquired in the merger (1)	—	55,144	—	—	—
Principal collections (2)	(13,826)	(23,196)	(5,655)	(11,637)	(4,965)
Repayments of SBA 504 program loans (3)	(2,180)	(1,621)	(1,963)	(631)	(970)
Loans sold (4)	(7,785)	(6,222)	—	—	—
Loans transferred to AAL (5)	(5,657)	(2,115)	—	—	—
Structured loan sales (6)	—	—	(45,456)	(27,286)	(32,662)
Loan deemed to be repurchased from QSPE (7)	—	2,126	—	—	—
Other adjustments (8)	(64)	(75)	296	284	(245)

Loans receivable, net — end of year	$157,574	$128,234	$50,534	$71,992	$78,486

(1)	Represents the estimated fair value of loans acquired from PMC Capital in the merger.
(2)	Represents scheduled principal payments and prepayments.
(3)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.
(4)	Represents the guaranteed portion of SBA 7(a) Loan Program loans sold through private placements to either dealers in government guaranteed loans or institutional investors.
(5)	Loans receivable on which the collateral was foreclosed upon and the assets were subsequently classified as assets acquired in liquidation (“AAL”).
(6)	Loans receivable which were sold as part of structured loan sale transactions.
(7)	Represents a loan receivable at its estimated fair value deemed to be repurchased from one of our QSPEs as a result of a delinquent loan on which we initiated foreclosure on the underlying collateral and were contractually allowed to repurchase from our QSPE.
(8)	Represents the change in loan loss reserves, discounts and deferred commitment fees.

Quarterly Loan Originations

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
First Quarter	$8,251	$6,609	$9,009	$6,346	$9,761
Second Quarter	11,236	17,255	12,103	6,506	22,567
Third Quarter	15,010	14,998	5,557	10,044	10,097
Fourth Quarter	24,355	14,797	4,651	9,880	9,258

Total	$58,852	$53,659	$31,320	$32,776	$51,683

Loan Portfolio Statistics

     Information on our loans receivable, loans which have been sold and on which we have retained interests (the “Sold Loans”) and our loans receivable combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
	2005			2004
	Aggregate	Sold	Loans	Aggregate	Sold	Loans
	Portfolio	Loans (1)	Receivable	Portfolio	Loans (1)	Receivable
	(Dollars in thousands, except footnotes)
Portfolio outstanding (2)	$447,220	$288,652	$158,568	$468,158	$339,301	$128,857
Weighted average interest rate	8.8%	8.9%	8.5%	7.8%	8.0%	7.1%
Annualized average yield (3)	9.4%	9.6%	8.9%	8.9%	8.9%	8.7%
Weighted average contractual maturity (in years)	15.3	14.6	16.8	15.5	15.1	16.5
Delinquent and problem loans (4)	$1,587	$—	$1,587	$6,861	$3,150	$3,711
Hospitality industry concentration %	91.5%	89.6%	94.9%	91.0%	89.5%	94.7%
Texas concentration % (5)	24.0%	28.9%	14.9%	24.7%	28.7%	14.3%

(1)	In addition to loans of the QSPEs, includes SBA 7(a) Loan Program loans.
(2)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees. Loans receivable includes the principal balance remaining on underlying loans receivable in our 1998 structured loan financing transaction of $10.8 million and $12.9 million at December 31, 2005 and 2004, respectively.
(3)	For the periods ended December 31, the calculation of annualized average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for (reduction of) loan losses, by the weighted average outstanding portfolio.
(4)	Includes loans which are either past due greater than 60 days or the collection of the balance of principal and interest is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance (“Problem Loans”). The balance does not include the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”).
(5)	We also had a concentration of approximately 10% of loans receivable in Arizona at December 31, 2005. No other concentrations greater than or equal to 10% existed at December 31, 2005 for our loans receivable, Sold Loans or Aggregate Portfolio.

Industry Concentration

     The distribution of our loan portfolio by industry was as follows at December 31, 2005:

	Loans Receivable			Aggregate Portfolio
	Number			Number
	of			of
	Loans	Cost (1)%		Loans	Cost (1)%
	(Dollars in thousands)
Hotels and motels	160	$150,435	94.9%	350	$409,104	91.5%
Gasoline/service stations	17	2,761	1.7%	25	11,641	2.6%
Apartments	3	2,043	1.3%	9	8,752	2.0%
Restaurants	15	1,398	0.9%	16	3,237	0.7%
Retail, other	10	638	0.4%	10	2,275	0.5%
Services	19	542	0.3%	26	4,611	1.0%
Other	16	751	0.5%	22	7,600	1.7%

	240	$158,568	100.0%	458	$447,220	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

SBA Programs

General

     We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:

•	We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios;
•	We have an SBLC that originates loans through the SBA’s 7(a) Loan Program;
•	We have two licensed SBICs regulated under the Small Business Investment Act of 1958, as amended (“SBIA”). Our SBICs use long-term funds provided by the SBA, together with their own capital, to provide long-term collateralized loans to eligible small businesses, as defined under SBA regulations.

     Our regulated SBA subsidiaries are periodically examined and audited by the SBA to determine compliance with SBA regulations.

SBA 504 Program

     The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained through the SBA 504 Program covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least a 20% contribution of the equity in a project by our borrowers. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program are unlimited, currently the maximum amount of subordinated debt in any individual project is generally $1.5 million (or $2 million for certain projects). Typical project costs range in size from $1 million to $6 million.

SBA 7(a) Loan Program

     Under the SBA 7(a) Loan Program, the SBA guarantees 75% of qualified loans over $150,000 with such individual guarantees not exceeding $1.5 million. While the eligibility requirements of the SBA 7(a) Loan Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (1) gross sales of the borrower cannot exceed $6.5 million, (2) liquid assets of the borrower and affiliates cannot exceed specified limits, and (3) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.5 million. Maximum maturities for SBA 7(a) Loan Program loans are 25 years for real estate and between seven and 15 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable and other investments or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”

SBIC Program

     We originate loans to small businesses through our SBICs. SBICs are intended to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6 million for the most recent two fiscal years. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under SBA regulations, an SBIC can issue debentures whose principal and interest is guaranteed to be paid to the debt holder in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually lower compared to alternative fixed-rate sources of funds available to us.

PROPERTY OWNERSHIP

     During the year ended December 31, 2005, total revenues and loss from continuing operations for our property division were approximately $1.4 million (6% of our total revenues) and $3.4 million, respectively. At December 31, 2005, we reclassified nine of our 13 hotel properties to discontinued operations as they are considered “held-for-sale.” Total assets allocated to the property division were approximately $26.6 million (10% of total assets) at December 31, 2005.

     At December 31, 2005, we owned 13 limited service hospitality properties (individually, a “Hotel Property”). These properties were part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.” AII filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) on June 22, 2005. AHI filed for bankruptcy protection under Chapter 11 on August 31, 2005.

     On January 13, 2006, we received rejection notices on 12 of the individual property leases. One property was previously rejected during June 2005 and is currently being operated by us through a third party management company. As a result of the rejection of the leases, we have now taken possession of the properties and hired third party management companies to operate the properties. Accordingly, we are now subject to fluctuations in our operating results due to the underlying operations of the Hotel Properties whereas, prior to the rejection of the leases we were subject to credit risk of the underlying tenant. See “Item 1A. Risk Factors — Hotel Property Ownership Risks.”

     It is our intention to sell the properties in an orderly and efficient manner. Management believes that is it probable that we will sell the remaining Hotel Properties that are not subject to mortgages with significant prepayment penalties, within the next 12 months, although no assurances can be given that we will be able to do so. As a result, we anticipate owning no more than four of the Amerihost Hotel Properties at year-end 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Operating Overview and Economic Factors — Property Division.”

STRUCTURED LOAN TRANSACTIONS

General

     Structured loan transactions have historically been our primary method of obtaining funds for new loan originations. In a structured loan transaction, we contribute loans receivable to an SPE in exchange for a subordinate financial interest in that entity and obtain an opinion of counsel that the contribution of the loans receivable to the SPE constitutes a “true sale” of the loans receivable. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. If the SPE meets the definition of a QSPE, we account for the structured loan transaction as a sale of our loans receivable; and as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. The terms of the notes payable issued by the QSPEs provide that the partners of these QSPEs are not liable for any payment on the notes. Accordingly, if the QSPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We are the servicer of the loans pursuant to the transaction documents and are paid a fee of 30 basis points per year based on the principal outstanding.

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

     Our structured loan sale transactions and structured loan financing transactions receive opinions from outside counsel that opine to the legal sale of the loans to the legal entity formed in connection with the securitization. All of our securitization transactions provide a clean-up call. A clean-up call is an option allowed by the transaction documents to repurchase the transferred assets when the amount of the outstanding assets (or corresponding notes payable outstanding) falls to a level at which the cost of servicing those assets becomes burdensome. The clean-up call option regarding a loan in a QSPE or SPE is exercised by the party that contributed the loan to the QSPE or SPE. As a result of the characteristics underlying the structured loan transaction not satisfying the requirements of off-balance sheet accounting treatment, the 1998 securitization originated by PMC Commercial was considered a structured loan financing transaction.

     Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans. See “Item 1A — Risk Factors.”

Structured Loan Sale Transactions

General

     As of December 31, 2005, the QSPEs consisted of:

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

     As a result of the merger, we acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”). We previously owned subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”). Even though we now own 100% of the subordinate interest in each of the Joint Ventures, since a portion was obtained through acquisition, we recorded these investments separately. At the date of acquisition, the fair value of the Acquired Structured Loan Sale Transactions became our cost.

     In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Loan Program.

2003 Structured Loan Sale Transaction

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

Originated Structured Loan Sale Transactions

     Information relating to our Originated Structured Loan Sale Transactions was as follows:

	2000 Joint	2001 Joint	2002 Joint	2003 Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Transaction date	12/18/00	06/27/01	04/12/02	10/07/03
Principal amount of loans sold:
At time of sale	$55,675	$32,662	$27,286	$45,456
At December 31, 2005	$31,092	$24,075	$20,352	$31,102
Structured notes:
At time of sale	$49,550	$30,063	$24,557	$40,910
At December 31, 2005	$26,756	$21,508	$17,613	$31,180
Weighted average interest rate on loans (1):
At time of sale	9.63%	9.62%	9.23%	L+4.02%
At December 31, 2005	9.55%	9.67%	9.54%	L+4.02%
Required overcollateralization:
At time of sale (2)	11.0%	8.0%	10.0%	10.0%
At December 31, 2005 (3)	17.8%	10.9%	13.4%	14.6%
Interest rate on the structured notes payable (1)	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes (4)	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement (5)	6.0%	6.0%	6.0%	6.0%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	The required overcollateralization percentage at time of sale represents the portion of our Sold Loans retained by the QSPEs whose value is included in Retained Interests.
(3)	The required overcollateralization percentage at December 31, 2005 was larger than the required overcollateralization percentage at time of sale since all principal payments received on the underlying loans receivable are paid to the noteholders.
(4)	Structured notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(5)	The cash reserve requirement is 6% of the principal amount of loans outstanding. Transactions all have minimum reserve requirements of 2% of the principal balance sold at the time of the sale.

Acquired Structured Loan Sale Transactions

     Information relating to our Acquired Structured Loan Sale Transactions was as follows:

	1998	1999	2000	2001	2002	2003
	Partnership	Partnership	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal amount of loans sold:
At February 29, 2004	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
At December 31, 2005	$15,994	$20,203	$11,188	$25,100	$22,491	$44,470
Structured notes:
At February 29, 2004	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
At December 31, 2005	$15,240	$16,795	$9,941	$21,223	$18,232	$41,602
Weighted average interest rate on loans (1):
At February 29, 2004	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
At December 31, 2005	P+1.15%	9.09%	9.06%	9.67%	9.63%	L+4.02%
Required overcollateralization (2) (3):
At February 29, 2004	10.5%	12.0%	15.7%	10.6%	12.0%	10.2%
At December 31, 2005	10.5%	17.7%	24.4%	15.7%	19.2%	13.0%
Mortgage-backed security (4)	5.0%	—	—	—	—	—
Interest rate on structured notes (1)	P-1.00%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes (5)	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement (6)	$1,329	6.0%	6.0%	6.0%	6.0%	6.0%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	The required overcollateralization percentage at February 29, 2004 represents the portion of our Sold Loans retained by the QSPEs whose value is included in Retained Interests.
(3)	For the majority of the Acquired Structured Loan Sale Transactions, the required overcollateralization percentage at December 31, 2005 was larger than the required overcollateralization percentage at February 29, 2004 since all principal payments received on the underlying loans receivable are paid to the noteholders.
(4)	Owned by PMC Commercial.
(5)	Structured notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(6)	The cash reserve requirement is 6% of the principal amount of loans outstanding for all transactions with the exception of the 1998 Partnership. Transactions all have minimum reserve requirements of 2% of the principal balance sold at the time of the sale. The 1998 Partnership is currently at its minimum requirement.

Retained Interests

     As a result of our structured loan sale transactions, we have Retained Interests representing our residual interest in the loans sold to the QSPEs. When we securitize loans, we are required to recognize Retained Interests, which represent our right to receive net future cash flows, at their fair value. Our Retained Interests consist of (i) the required overcollateralization, which is the retention of a portion of each of the Sold Loans, (ii) the reserve fund, which represents the required cash balance owned by the QSPE and (iii) the interest-only strip receivable, which represents the future excess funds to be generated by the QSPE after payment of all obligations of the QSPE. Our Retained Interests are subject to credit, prepayment and interest rate risks. The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the QSPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of Retained Interests is either included in our statement of income as either a realized loss (if there is a reduction in expected future cash flows) or on the balance sheet in beneficiaries’ equity as an unrealized loss.

     We retain a portion of the default and prepayment risk associated with the underlying loans of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our

Retained Interests will vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances. See “Item 1A — Risk Factors — Investments General — There is no market for our Retained Interests and the value is volatile.”

     In accordance with generally accepted accounting principles, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2005 and 2004, our consolidated balance sheets do not include $276.1 million and $321.4 million in assets, respectively, and $220.8 million and $263.4 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2005, the partners’ capital of the QSPEs was approximately $55.3 million compared to the value of the associated Retained Interests of $62.2 million.

TAX STATUS

     PMC Commercial has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, PMC Commercial is generally not subject to Federal income tax (including any applicable alternative minimum tax) to the extent that it distributes at least 90% of its REIT taxable income to shareholders. Certain of PMC Commercial’s subsidiaries, including First Western and PMCIC, have elected to be treated as taxable REIT subsidiaries; thus, their earnings are subject to U.S. Federal income tax. To the extent PMC Commercial’s taxable REIT subsidiaries retain their earnings and profits, these earnings and profits will be unavailable for distribution to our shareholders.

     PMC Commercial may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. REITs are subject to a number of organizational and operational requirements under the Code. See “Item 1A — Risk Factors — REIT Related Risks” for additional tax status information.

EMPLOYEES

     We employed 45 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2005. In addition, we have employment agreements with our executive officers. Annual base salary during the terms of the contracts does not exceed $350,000 for any one individual. Our operations are conducted from our Dallas, Texas office. We believe the relationship with our employees is good.

COMPETITION

     In originating loans we compete with other specialty commercial lenders, banks, other REITs, savings and loan associations, insurance companies and other entities that originate loans. Many of these competitors have greater financial and managerial resources than us, are able to provide services we are not able to provide (i.e., depository services), and may be better able to withstand the impact of economic downturns than we are.

     For our variable-rate loan product, we believe we compete effectively on the basis of interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers.

     While we have originated fixed-rate loans, we do not expect to originate a significant amount of fixed-rate loans in the near future since our sources of funds are primarily variable-rate and due to competitors with a lower cost of funds able to provide a fixed-rate loan at rates below what we would have to generate.

     The limited service hospitality segment of the hotel business is highly competitive. As such, our Hotel Properties compete on the basis of price, quality, reputation, services and reservation systems, among other things. Other hotel owners may have greater resources than us and may be able to provide other services that we cannot. There is no assurance that we will be able to compete effectively and losses could result which could be material to our results of operations or financial condition.

CUSTOMERS

     In relation to our lending division, we are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

     Our property division is currently dependent upon third party managers to operate the Hotel Properties. The loss of our third party managers as operators of our properties could have a material adverse effect on us. As a REIT, we would be required to find tenants or third party management companies for our Hotel Properties. Until such time as a new lease could be entered into or the property was sold, we would incur additional holding costs, legal fees and possibly costs to re-franchise the properties.

AVAILABLE INFORMATION

     We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public, free of charge, from our internet site at www.pmctrust.com, as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC or at the SEC’s internet site at www.sec.gov.

Item 1A. RISK FACTORS

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

Investment Risks — Lending Activities

Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current levels.

     Our net income depends on our ability to originate loans at favorable spreads over our borrowing costs. In originating loans, we compete with other specialty commercial lenders, banks, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our borrowing costs, which would harm our results of operations and consequently, our ability to continue paying dividends at current levels.

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

There is volatility in the valuation of our loans receivable which can require the establishment of loan loss reserves.

     There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments.

     To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower and/or the physical condition of the collateral underlying the loan, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves.

Changes in interest rates could negatively affect lending operations, which could result in reduced earnings.

     The net income of our lending operations is materially dependent upon the “spread” between the rate at which we borrow funds and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.

     At the present time, we primarily originate variable-rate loans and have certain debt which is long-term and at fixed interest rates and preferred stock which is long-term with a fixed dividend yield. If the yield on loans originated with funds obtained from fixed-rate borrowings or preferred stock fails to cover the cost of such funds, our cash flow will be reduced.

     As a result of our dependence on variable-rate loans (all of our current commitments are for variable-rate loans), our interest income will be reduced during low interest rate environments. To the extent that LIBOR or the prime rate decreases from current levels, interest income on our currently outstanding loans receivable will decline.

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

     In deciding whether or not to extend credit or enter into transactions with potential borrowers and/or their guarantors, we rely on information furnished to us by or on behalf of potential borrowers and/or guarantors, including financial statements, construction invoices and other financial information. We also rely on representations of potential borrowers and/or guarantors as to the accuracy and completeness of that information. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that are materially misleading.

Investment Risks — General

There is no market for our Retained Interests and the value is volatile.

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets. If a ready market existed for our Retained Interests, the value would be different and such difference may be significant.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2005 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$60,260	($2,731)
Losses increase by 100 basis points per annum (2)	$57,590	($5,401)
Rate of prepayment increases by 5% per annum (3)	$62,057	($934)
Rate of prepayment increases by 10% per annum (3)	$61,266	($1,725)
Discount rates increase by 100 basis points	$60,677	($2,314)
Discount rates increase by 200 basis points	$58,483	($4,508)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

We have a concentration of investments in the hospitality industry and in certain states, which may negatively impact our financial condition and results of operations.

     Substantially all of our revenue is generated from loans collateralized by hospitality properties and the ownership of Hotel Properties. At December 31, 2005, our loans receivable were approximately 95% concentrated in the hospitality industry and approximately 93% of the loans sold to our QSPEs were concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including terrorism, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

     At December 31, 2005, approximately 15% of our loans receivable were collateralized by properties in Texas, approximately 10% were collateralized by properties in Arizona and approximately 28% of the loans sold to our QSPEs were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, loans sold to our QSPEs or Aggregate Portfolio at December 31, 2005. See “Properties” in Item 2 of this Form 10-K for information on state concentrations related to our Hotel Properties. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.

     Prepayments of fixed-rate loans generally increase during times of declining interest rates. Conversely, prepayments of variable-rate loans generally increase during times of increasing interest rates. The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. During reducing interest rate environments and when competition is greater, prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. For prepayments on variable-rate loans, if the spread we charge over LIBOR or the prime rate were to decrease, the lower interest rates we would receive on these new loans receivable would have an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

     Prepayments on loans sold to the QSPEs may have a negative impact on our financial condition or results of operations. Prepayments of loans receivable with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of loans receivable with lower interest rates. Prepayments in excess of assumptions will cause a decline in the fair value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. Our “all-in costs” include interest, servicing, trustee and other ongoing costs. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect.

     Our SBLC sells the guaranteed portion of most of its originated loans through private placements (“Secondary Market Sales”). These sales are particularly sensitive to prepayments. Our Retained Interests in these loan sales consists only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, we lose the estimated fair value of the associated Retained Interests.

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

Liquidity and Capital Resources Risks

Our operating results could be negatively impacted by our inability to access certain financial markets.

     We rely upon access to capital markets as a source of liquidity to satisfy our working capital needs, grow our business and invest in loans. Although we believe that we maintain sufficient access to these financial markets, adverse changes in the economy, the overall health of the limited service hospitality industry and increased loan losses could limit access to these markets and restrict us from continuing our current operating strategy or implementing new operating strategies.

The market for structured loan transactions may decline, which would decrease the availability of, and increase the cost of, working capital and negatively affect the potential for growth.

     We will continue to need capital to fund loans. Historically, we have sold loans receivable as part of structured loan transactions, borrowed from financial institutions and issued equity securities to raise capital. A reduction in the availability of funds from financial institutions or the asset-backed securities market could have a material adverse effect on our financial condition and our results of operations. We must distribute at least 90% of our REIT taxable income to our shareholders to maintain our REIT status under the Code. As a result, that income will not be available to fund loans. Our long-term ability to continue to grow depends, to a large extent, on our ability to sell asset-backed securities through structured loan transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. In addition, terrorist attacks or political or geopolitical events could impact the availability and cost of capital.

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” (over a benchmark such as LIBOR or treasury rates) they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;
•	A deterioration in the performance of our loans receivable or the loans receivable of our prior transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities;
•	A deterioration in the operations or market perception of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost on our transactions.

     Significant changes in any of these criteria may result in us temporarily suspending the use of structured loan transactions and we may seek other sources of financing. A reduction in the availability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund future loan originations or to acquire real estate.

We use leverage to fund our capital needs which magnifies the effect of changing interest rates on our earnings.

     We have borrowed funds and intend to obtain additional funds. As a result, we use leverage to fund our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

Operating Risks

Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results.

     Several factors may impact the hospitality industry. Many of the businesses to which we have made, or will make, loans may be susceptible to economic slowdowns or recessions. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Terrorism, bankruptcies or other political or geopolitical events could negatively affect our borrowers or our Hotel Properties. Our non-performing assets are likely to increase during these periods. These conditions could lead to losses in our portfolio and a decrease in our interest income, net income and assets.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. When gas prices sharply increase, occupancy rates for properties located on interstate highways may decrease. These factors may cause a reduction in revenue per available room. If revenue for the limited service sector of the hospitality industry were to experience significant sustained reductions, (1) the ability of our borrowers to meet their obligations could be impaired and loan losses could increase and (2) revenues would decrease for our Hotel Properties and losses could result.

     Many of our competitors have greater financial and managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). As a result of these competitors’ greater financial resources, they may be better able to withstand the impact of economic downturns.

There may be significant fluctuations in our quarterly results which may adversely affect our stock price.

     Our quarterly operating results fluctuate based on a number of factors, including, among others:

•	Interest rate changes;
•	The volume and timing of loan originations and prepayments of our loans receivable;
•	The recognition of gains or losses on investments including our Hotel Properties;
•	The level of competition in our markets; and
•	General economic conditions, especially those which affect the hospitality industry.

     As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

We depend on our key personnel, and the loss of any of our key personnel could adversely affect our operations.

     We depend on the diligence, experience and skill of our key personnel (executive officers) who provide management services to us for the selection, acquisition, structuring, monitoring and sale of our portfolio assets and the borrowings used to acquire these assets. We have entered into employment agreements with our executive officers. The loss of any executive officer could harm our business, financial condition, cash flow and results of operations.

We operate in a highly regulated environment, changes in which could adversely affect our financial condition or results of operations.

     As a company whose common shares are publicly traded, we are subject to the rules and regulations of the SEC. In addition, we are regulated by the SBA. Changes in laws that govern our entities may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or results of operations.

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

     To the extent a loan becomes a problem loan, we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes time consuming processes that are subject to Federal and state laws and regulations, as well as various guidelines imposed by mortgage investors.

     In conjunction with the operations of our assets acquired in liquidation and Hotel Properties, we are subject to numerous Federal, state and local laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons.

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

     The Americans with Disabilities Act of 1990 (“ADA”) requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers. Although we believe that the properties that we own or finance are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines by the U.S. Government or an award of damages to private litigants.

REIT Related Risks

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

If PMC Commercial fails to qualify as a REIT, we may, among other things:

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

     As a result of these factors, failure to qualify as a REIT could also impair our ability to expand our business and raise capital, substantially reduce the funds available for distribution to our shareholders and may reduce the market price of our common shares.

Ownership limitation associated with our REIT status may restrict change of control or business combination opportunities.

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

Failure to make required distributions to our shareholders would subject us to tax.

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

     We have paid out, and intend to continue to pay out, our REIT taxable income to shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both Federal corporate income tax and the 4% excise tax.

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

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

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

     Our taxable REIT subsidiaries are PMCIC, First Western, PMC Funding Corp. and PMC Properties, Inc. (“PMC Properties”). PMC Funding Corp. holds assets on our behalf. PMC Properties is the operator, through third party management companies, of certain of our Hotel Properties.

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

Hotel Property Ownership Risks

We are dependent on third party management for the operation and management of our Hotel Properties and we are subject to operating risks of Hotel Properties.

     We are currently dependent upon third party managers to operate and manage our Hotel Properties. As a REIT, PMC Commercial cannot directly operate the Hotel Properties. The operating results of our Hotel Properties are subject to a variety of risks which could negatively impact their cash flows.

     Arlington rejected the remaining 12 individual property leases on January 13, 2006. As a result, we are incurring costs including holding costs and operating costs until the properties are sold. While we are unable to currently quantify these costs, we anticipate, based on the properties’ past operating results, that working capital shortfalls may occur during the winter months. In addition, our properties are typically located in tertiary markets and as a result are generally dependent on the local economy and businesses to generate revenue. We expect to sell properties in an orderly and timely manner. In addition, we may seek to locate new tenants for some or all of our Hotel Properties. There can be no assurance that we will be able to find new tenants for our Hotel Properties or negotiate to receive the same amount of historical lease income.

Our ability to sell the Hotel Properties at favorable prices could be adversely affected by market conditions or other factors.

     The expected sales proceeds from our Hotel Properties could be impacted by numerous factors including supply and demand of hotel properties and negotiations with buyers regarding acceptable down payments and eligibility of financing. We generally require a down payment of 20% on any Hotel Property sale. There can be no assurance that we will receive our expected net proceeds from the Hotel Property sales.

We could encounter risks that adversely affect real estate ownership.

Our real estate investments are subject to a variety of risks including, but not limited to:

•	adverse changes in general or local economic or real estate market conditions;
•	changes in zoning laws;
•	changes in traffic patterns and neighborhood characteristics;
•	increases in assessed valuation and real estate tax rates;
•	increases in the cost of property insurance;
•	governmental regulations and fiscal policies;
•	the potential for uninsured or underinsured property losses; and
•	the impact of environmental laws and regulations.

     Materialization of any of these risks could cause us to incur losses, and our results of operations and financial condition could be adversely impacted.

Uninsured and underinsured losses could result in a loss of value of our Hotel Properties.

     Our insurance coverage may not be sufficient to fully insure our businesses and assets from claims and/or liabilities, including environmental liabilities. In the event that losses or claims are beyond the scope of our coverage, we could incur losses which could be substantial and our results of operations and financial position could be materially adversely affected.

We may be required to make significant capital improvements to maintain our Hotel Properties and their flags.

     We may be required to replace furniture, fixtures and equipment or to make other capital improvements or renovations to the Hotel Properties which could affect our liquidity. We could also need periodic capital improvements to comply with standards associated with any flag under franchise agreements. These capital improvements may cause a disruption of operations and potential lost room revenue to the extent not covered by insurance and/or a reduction of return on our investment in these Hotel Properties including not being able to recoup these costs from the buyers of our Hotel Properties and impairment losses could result.

We may be adversely affected by the requirements of our franchise and licensing agreements for our Hotel Properties.

     Subsequent to December 31, 2005, we executed franchise agreements on our Hotel Properties. These agreements contain standards required for the operation and maintenance of our Hotel Properties.

     To the extent we sell our Hotel Properties as Amerihost Inns, the buyer will be subject to the approval of the franchisor. At times, it may be more difficult to receive their approval to sell a Hotel Property. However, we may sell our Hotel Properties as independents (without a flag) or as other franchises. If this occurs, the buyer would be subjected to costs of “re-flagging” the property which could reduce the price at which we could sell the property and impairment losses could result.

We may not be able to compete effectively with other hotels for guests.

     The limited service hospitality segment of the hotel business is highly competitive. As such, our Hotel Properties compete on the basis of price, quality, reputation, services and reservation systems, among other things. Other hotel brands may have greater resources than us and may be able to provide other services that we cannot. There is no assurance that we will be able to compete effectively and losses could result which could adversely affect our results of operations or financial condition.

We are subject to increasing operating costs at our hotels.

     We are subject to a variety of risks associated with operating our Hotel Properties, including, but not limited to increases in the following costs:

•	repair and maintenance;
•	utilities
•	insurance;
•	property taxes;
•	third party management; and
•	other operating costs.

     These operating costs are relatively fixed in nature and generally cannot be curtailed if our revenues decrease. As such, we may incur operating losses.

Item 1B. UNRESOLVED STAFF COMMENTS

     None.

Item 2. PROPERTIES

     We lease office space for our corporate headquarters in Dallas, Texas under an operating lease which expires in October 2011.

     At December 31, 2005, we owned 13 Hotel Properties of which four Hotel Properties were sold prior to March 14, 2006. Except for one property, at December 31, 2005, the Hotel Properties were leased to AII pursuant to individual property leases, as amended, which were subject to the terms of a Master Lease Agreement. On January 13, 2006, we received rejection notices on the remaining 12 individual property leases. As a result of the rejection of the leases, we have now taken possession of the properties and hired third party management companies to operate the properties. See “Item 1. — Business — Property Ownership.”

     The following table describes the location, number of rooms and year built relating to our Hotel Properties:

		Number of	Year
City	State	Rooms	Built
Rochelle (1) (3)	Illinois	61	1997
Macomb	Illinois	60	1995
Sycamore (2)	Illinois	60	1996
Plainfield	Indiana	60	1992
Mt. Pleasant (1)	Iowa	63	1997
Coopersville (1)	Michigan	60	1996
Grand Rapids North (1) (3)	Michigan	60	1995
Grand Rapids South (1)	Michigan	61	1997
Tupelo (1) (3)	Mississippi	61	1997
Marysville	Ohio	79	1990
Wooster East (1)	Ohio	58	1994
Wooster North (1)	Ohio	60	1995
Mosinee (1) (3)	Wisconsin	53	1993

		796

(1)	Represents a real estate investment held for sale at December 31, 2005.
(2)	Operated by PMC Properties through a third party management company at December 31, 2005.
(3)	Property was sold subsequent to December 31, 2005.

Item 3. LEGAL PROCEEDINGS

     In the normal course of business, including the ownership and operations of our assets acquired in liquidation, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Common Shares are traded on the American Stock Exchange (the “AMEX”) under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the regular dividends per share declared by us for each such period.

			Regular
			Dividends Per
Quarter Ended	High	Low	Share
December 31, 2005	$13.48	$11.26	$0.300
September 30, 2005	$13.67	$11.30	$0.300
June 30, 2005	$15.44	$12.80	$0.300
March 31, 2005	$15.65	$14.64	$0.350

December 31, 2004	$15.98	$14.40	$0.340
September 30, 2004	$15.44	$14.00	$0.340
June 30, 2004	$15.55	$13.03	$0.340
March 31, 2004	$17.20	$14.77	$0.380

December 31, 2003	$15.94	$13.53	$0.380
September 30, 2003	$14.09	$13.00	$0.380
June 30, 2003	$14.45	$11.25	$0.380
March 31, 2003	$13.59	$12.44	$0.400

     On March 7, 2006, there were approximately 1,200 holders of record of Common Shares and the last reported sales price of the Common Shares was $13.15.

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors in determining dividend policy including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. The Board anticipates that the minimum quarterly dividend per common share during 2006 will be $0.30.

     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments. See “Selected Consolidated Financial Data” in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 and “Consolidated Financial Statements and Supplementary Data” in Item 8 for additional information concerning dividends.

     We have not had any sales of unregistered securities during the last three years.

     See Item 12 in this Form 10-K for information regarding our equity compensation plans.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2005. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2005	2004 (1)	2003	2002	2001
	(In thousands, except per share information)
Total revenues	$25,584	$21,231	$10,272	$11,497	$15,628
Income from continuing operations	$8,980	$10,013	$4,809	$6,899	$7,685
Discontinued operations (2)	$2,317	$3,175	$2,654	$2,475	$967
Gain on sale of loans receivable	$—	$—	$711	$562	$1,433
Gain on sale of real estate investments (2)	$—	$—	$—	$—	$1,350
Extraordinary item: negative goodwill	$—	$11,593	$—	$—	$—
Net income	$11,297	$24,781	$8,174	$9,936	$11,435
Basic weighted average common shares outstanding	10,874	10,134	6,448	6,444	6,431
Basic and diluted earnings per common share:
Income from continuing operations and gain on sale of loans receivable and real estate investments (2)	$0.83	$0.99	$1.12	$1.16	$1.63
Extraordinary item: negative goodwill	$—	$1.14	$—	$—	$—
Net income	$1.04	$2.44	$1.27	$1.54	$1.78
Dividends declared, common	$13,569	$14,140	$9,932	$10,440	$9,789
Dividends per common share	$1.25	$1.40	$1.54	$1.62	$1.52

	At December 31,
	2005	2004 (1)	2003	2002	2001
	(In thousands)
Loans receivable, net	$157,574	$128,234	$50,534	$71,992	$78,486
Retained Interests	$62,991	$70,523	$30,798	$23,532	$17,766
Real estate investments, net	$8,080	$36,223	$41,205	$44,928	$52,718
Real estate investments, held for sale, net	$15,470	$1,859	$2,134	$1,877	$—
Total assets	$259,192	$253,840	$131,736	$149,698	$156,347
Debt	$84,040	$75,349	$33,380	$48,491	$57,070
Redeemable preferred stock of subsidiary	$3,575	$3,488	$—	$—	$—

(1)	On February 29, 2004, we merged with PMC Capital. Primarily as a result of the merger, total beneficiaries’ equity and total assets increased. The merger also resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed.
(2)	Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, gains and losses on property sales are classified within discontinued operations subsequent to the adoption. In addition, the operations of our Hotel Properties either sold subsequent to January 1, 2002 or held for sale at December 31, 2005 have been reflected as discontinued operations in our accompanying statements of income and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during all periods presented above.

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

     Our revenues have historically included the following:

•	Interest earned on our loans receivable;
•	Lease income on our Hotel Properties;
•	Income on our Retained Interests; and
•	Other related loan fees, including late fees, prepayment fees and construction monitoring fees.

     Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on the volume of loans funded, the timing and amount of structured loan financings, the volume of loans receivable which prepay, the mix of loans (construction versus non-construction), the interest rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of this Form 10-K.

EXECUTIVE SUMMARY

     We have gone through a period of transition, with 2005 being the first full year of combined operations following the merger of our affiliate, PMC Capital, into PMC Commercial. During 2005, we were faced with several challenges including (1) the loan products which we offer to our borrowers do not include a viable fixed-rate loan product, (2) the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders has been diminishing, (3) the tenant for our owned Hotel Properties filed for bankruptcy and (4) we needed to provide liquidity to build a portfolio of variable-rate loans to securitize.

     As a result of the flattening of the yield curve (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans have contracted to the point where they are not economically viable. Our volume and commitments have therefore been primarily variable-rate. Until the yield curve combined with fixed-rate competition changes, we expect this trend to continue. We believe that the market has changed so that a greater percentage of borrowers are looking for fixed-rate loans; however, we are constrained by our cost of funds. The local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current cost of funds. For the first two months of 2006, our loan originations were approximately $10.8 million of which approximately $8.2 million were originated in connection with sales of Amerihost Inn hotels and $1.0 million represents a loan repurchased from a securitization.

     Even if we were to originate fixed-rate loans, the securitization market cost of funds may cause us to have a lower spread than we have historically achieved on our fixed-rate securitizations. In addition, during the interim period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, our spreads would narrow. Therefore, until interest rate markets and competition revert back to conditions in 2002 and prior or we find an alternative source of funds, we expect continued strong competition and therefore, limited originations of fixed-rate loans. We continue to actively pursue alternative sources of funds, including interest rate hedges, to reduce our cost of funds which will allow us to originate fixed-rate loans at competitive rates.

     For our liquidity needs, in February 2005, we completed a $100 million conduit warehouse facility which operates as a revolving credit line and is collateralized by loans we originated. The advantages of this facility are to lower our cost of funds and increase our capacity to originate variable-rate loans. Then, in March 2005, we received net proceeds of approximately $26 million through the issuance of junior subordinated notes. While the floating interest rate on these notes is relatively high at LIBOR plus 3.25%, they provide a long-term source of capital with a maturity of 30 years which can be prepaid at our option any time after the initial five years. These notes are subordinate to our other debt and have few corporate restrictions. We believe that the issuance of these junior subordinated notes is a favorable alternative to an equity issuance.

     In June 2005, after we did not receive our May and June rent payments, the lessee of our Hotel Properties, Arlington Inns, Inc. (“AII”) filed for bankruptcy protection. This was followed in August 2005 with the bankruptcy filing of Arlington Hospitality, Inc. (“AHI” and together with AII, “Arlington”), the parent of AII and the guarantor of all lease obligations. AII operated the properties under its bankruptcy plan and paid us an aggregate of approximately $1.5 million in rent from July 2005 through January 2006.

     On January 13, 2006, AII rejected the leases and turned over property operations on those properties as well as two additional properties that were owned by Arlington and served as collateral on two of our loans receivable. Due to the lease rejection, no additional rent payments will be received from Arlington. We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. We commenced selling properties during 2000, and we began 2005 with 19 owned Hotel Properties and four securitized loans on Amerihost properties owned by Arlington for a total of 23 properties. We have reduced our ownership through the sale of twelve properties (six during 2005 and six during 2006 through March 14, 2006) and the repayment in full on two loans, so that our ownership has been reduced to nine Hotel Properties with two of those properties under contract for sale with significant deposits. The six properties sold during 2005 resulted in gains of approximately $1.3 million. During 2005, as a result of the Arlington bankruptcies and anticipated lease rejection, we recorded impairment losses on our Hotel Properties of approximately $2.2 million and a reserve on our rent and related receivables relating to Arlington of approximately $1.3 million.

     Arlington has completed the sale of substantially all of its assets. We have significant outstanding claims against Arlington’s bankruptcy estate. Based on information provided through the bankruptcy proceedings, an estimate of net cash proceeds available to the unsecured creditors we recorded an impairment on these claims and valued those claims at approximately $1.5 million at December 31, 2005. There can be no assurance that we will collect our claims from Arlington.

     We anticipate selling certain of our Amerihost hotels before the end of the summer season (August) and to lease the other properties which have mortgages with significant prepayment penalties. As a REIT, we cannot directly operate hotel properties. As a result, we hired third party management companies to operate the properties. While the annualized leases payments we were receiving from AII were approximately $2.4 million for the 12 hotel properties operated by Arlington at December 31, 2005, based on operating data provided by Arlington, the properties’ cash flow from operations commonly referred to as EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) was approximately $1.0 million. In addition, the first quarter of the year is typically the slowest period for hotel operations and the projected data provided by Arlington shows negligible EBITDAR generated during the first quarter.

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

Lending Division

     Loans originated during 2005 were $58.9 million which is greater than the $53.7 million of loans we originated during 2004. We currently anticipate loan originations to be between $60 million and $80 million during 2006. At December 31, 2005 and 2004, our outstanding commitments to fund new loans were approximately $50.5 million and $30.3 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. Our outstanding commitments to fund new loans have been increasing and are expected to continue at these levels. The majority of these commitments are for construction loans and loans committed to refinance construction loans upon project completion which should provide a stronger funding base for 2006. The funding of construction and construction takeout loans generally takes place over a longer period of time compared to non-construction loans.

     Several key concerns affect our estimates of future loan originations as detailed below:

•	our inability to originate fixed-rate loans with an adequate spread;
•	borrowers looking to fix their cost of capital (borrow at fixed rates) in anticipation of continuation of rising interest rates;
•	uncertainty as to the cost of funds of future securitizations; and
•	local banks, with a substantially lower cost of capital than us, lending to operators in the limited service hospitality industry.

     In order to effectively compete for variable-rate loans, we are currently reducing the interest rate spreads that we charged during 2005 by approximately 25 to 50 basis points related to our LIBOR based loans. We believe that the spread reduction will still provide us with appropriate rewards for the risk related to the types of loans that we are originating but such loans will not be as profitable as in prior years.

     We believe that the market has changed so that a greater percentage of borrowers are looking for fixed-rate loans; however, we are constrained by our cost of funds and potential exposure to interest rate risk. Local bank competition offers, among other things, five-year fixed-rate loans whose rates are well below the long-term interest rates that we can presently offer. Historically, the rate charged to our borrowers for our fixed-rate product needed to be around 3.75% to 4% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 4.75%, the rate we needed to obtain is approximately 8.5% to 8.75% for a quality loan with a 20-year amortization and maturity. The local banks offer a five-year maturity, 20-year amortization loan at approximately 7.0% to 7.5%. Management believes that the difference between the bank’s rate and ours is causing a greater percentage of borrowers to take on the refinancing risk that rates will not rise by more than 1.75% in the next five years and they are therefore taking the “mini-perm” bank loan.

     Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). A significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. Over the past few years the spread has been reduced causing decreased income from continuing operations (excluding the increase from loans acquired in the merger) and there can be no assurance that it will not continue to decrease. We believe that our LIBOR-based loan program allows us to compete more effectively with variable-rate products of our competitors, provides us with a more attractive securitization product and provides us with a net interest spread that is less susceptible to interest rate fluctuations than any fixed-rate loan programs.

Property Division

     We owned 13 Hotel Properties at December 31, 2005 of which four Hotel Properties were sold prior to March 14, 2006. As a REIT, PMC Commercial cannot directly operate these properties. As a result, we are dependent upon third party management companies to operate and manage our Hotel Properties. We entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.” AII filed for bankruptcy protection under Chapter 11 on June 22, 2005. Since Arlington defaulted on the amended master lease agreement (“Master Lease Agreement”), there is no assurance that we will be able to sell the Hotel Properties, find a new operator for our Hotel Properties, negotiate to receive the same amount of lease income or collect on the guarantee of Arlington. In addition, we are incurring costs, including additional holding costs and legal fees and may incur costs to re-franchise the properties.

     It is our intention to sell the Hotel Properties in an orderly and efficient manner. While there can be no assurance of the net proceeds that we will receive from selling our properties, we believe that the net proceeds on an aggregate basis for our nine remaining Hotel Properties held for sale with a net book value of approximately $15.4 million will be approximately $18.2 million. As of March 14, 2006, we have sold four Hotel Properties with an aggregate net book value of approximately $7.2 million for approximately $8.9 million. While management believes these values are appropriate based on current market conditions, these values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property.

     Our Hotel Properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the property may not be recoverable, but in no event less than on a quarterly basis. To the extent Hotel Properties are sold, we will receive the net proceeds, after payment of any mortgage debt related to individual properties (as of December 31, 2005 we have mortgage debt of approximately $11.5 million on nine of the properties, including approximately $5.9 million on the properties deemed held for sale). Mortgage debt of approximately $4.7 million was repaid during 2006.

Lodging Industry

     The prevailing lodging industry perception for 2006 and 2007 is more optimistic than 2005. Lodging demand in the United States appears to correlate to changes in U.S. GDP growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year, an improvement in 2006 and 2007 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue to improve in 2006 and 2007. However, the economic recovery in the Midwestern United States, which is primarily where our Hotel Properties are located, has lagged behind the general United States economic recovery. In fact, the lodging industry in certain Midwestern states has not shown any significant signs of recovery. See “Property Ownership Data.”

PORTFOLIO INFORMATION

Lending Activities

General

     Our lending activities consist primarily of originating loans to borrowers who operate properties in the hospitality industry. Our net loans receivable were $157.6 million and $128.2 million at December 31, 2005 and 2004, respectively.

     Loans originated and principal repayments on loans were as follows:

	Years Ended
	December 31,
	2005	2004
	(In millions)
Loan Originations:
Commercial mortgage loans	$35.9	$41.8
SBA 7(a) Loan Program loans	10.7	9.4
Loans originated in connection with sale of assets acquired in liquidation and Hotel Properties	8.5	1.8
SBA 504 program loans (1)	3.8	0.7

Total loans originated	$58.9	$53.7

Principal Repayments:
Prepayments	$9.4	$13.7
Proceeds from the sale of SBA 7(a) guaranteed loans	7.8	6.2
Scheduled principal payments	3.8	5.8
Balloon maturities or SBA 504 program loans	2.8	5.3

Total principal repayments	$23.8	$31.0

(1)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.

     At December 31, 2005, approximately $138.9 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Loan Program) with a weighted average interest rate of approximately 8.3%. The spread that we charge over LIBOR generally ranges from 3.25% to 4.50% and the spread we charge over the prime rate generally ranges from 1.75% to 2.75%. The LIBOR and prime rate used in determining interest rates during the first quarter of 2006 (set on January 1, 2006) was 4.53% and 7.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at December 31, 2005, approximately $18.7 million of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.4%. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Activity

     Prepayment activity on our aggregate loans receivable has remained at high levels during 2005. Prepayment activity for our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low interest rate environment while prepayment activity for our aggregate variable-rate loans receivable has recently increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to anticipated rising interest rates. Accordingly, we believe that we will continue to see prepayment activity at these higher levels during 2006.

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

     When loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of Sold Loans will have an impact on our financial condition and results of operations. Prepayments of Sold Loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of Sold Loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. Many of the prepayment fees for fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibition have expired are generally not significant. For our loans receivable, the proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

     Our SBLC sells the guaranteed portion of most of its originated loans through private placements. These sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consist only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests. In addition, loans originated under the SBA 7(a) Loan Program do not have prepayment fees which are retained by us.

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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	At December 31,
	2005	2004
	(Dollars in thousands)
Problem Loans:
Loans receivable (1)	$1,587	$3,711
Sold loans of QSPEs (2) (3)	—	3,150

	$1,587	$6,861

Special Mention Loans:
Loans receivable (4)	$5,635	$1,376
Sold loans of QSPEs (2)	5,558	—

	$11,193	$1,376

Percentage Problem Loans:
Loans receivable	1.0%	2.9%
Sold loans of QSPEs (2)	—	1.1%

Percentage Special Mention Loans:
Loans receivable	3.6%	1.1%
Sold loans of QSPEs (2)	2.3%	—

(1)	Includes a loan collateralized by a limited service hospitality property with an estimated fair value of approximately $0.3 on which the underlying collateral was foreclosed in January 2006 and reclassified to assets acquired in liquidation.
(2)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.
(3)	Includes one loan on which the underlying collateral was foreclosed and the asset was subsequently sold and one loan for which payment was received for all outstanding principal and interest during 2005.
(4)	Includes two loans collateralized by limited service hospitality properties with an estimated fair value of approximately $3.3 million related to the Arlington bankruptcy which were liquidated during January 2006 and reclassified to assets acquired in liquidation. We sold these assets acquired in liquidation during 2006 with no resulting losses.

     At December 31, 2005 and 2004, we had reserves of approximately $427,000 and $164,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses as a percentage of our weighted average outstanding loans receivable was 0.24% and 0.42% during 2005 and 2004, respectively.

Retained Interests

     At December 31, 2005 and 2004, the estimated fair value of our Retained Interests was $63.0 million and $70.5 million, respectively. As a result of our structured loan sale transactions, we have Retained Interests representing the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the Sold Loans (the “required overcollateralization”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

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

     The net unrealized appreciation on our Retained Interests at December 31, 2005 and 2004 was approximately $4.5 million and $5.1 million, respectively. Any appreciation of our Retained Interests is included on our consolidated balance sheets in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a realized loss (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses would result. Once realized losses occur, we recognize subsequent appreciation of our Retained Interests as income over the estimated remaining life of the Retained Interests through a higher effective yield.

Assets Acquired in Liquidation

     We have not historically had a significant amount of assets acquired in liquidation. Subsequent to December 31, 2005, we acquired assets through liquidation of the collateral underlying certain of our Impaired Loans with an estimated fair value of approximately $3.6 million, including two assets we acquired through liquidation of loans related to the Arlington Bankruptcy which were less than 30 days delinquent at the time they were liquidated. The underlying value of the assets was comparable to principal and interest due on the loans. We sold the two properties related to the Arlington Bankruptcy for net proceeds that approximated their carrying value of approximately $3.3 million. We financed the sales through originations of loans totaling approximately $2.8 million at interest rates of LIBOR plus 4% with maturity and amortization periods of 20 years.

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

Property Ownership Data

     The following table summarizes statistical data regarding the underlying operations of our 13 Hotel Properties (1):

	Years Ended December 31,
	2005	2004	2003
Occupancy	52.69%	54.35%	55.47%
ADR (2)	$56.99	$55.91	$56.39
RevPAR (3)	$30.03	$30.39	$31.28
Room revenue	$8,664,832	$8,797,163	$9,030,937
Rooms rented	152,037	157,354	160,147
Rooms available	288,539	289,494	288,708

(1)	Arlington has provided data (only includes properties owned as of December 31, 2005) for the 12 Hotel Properties which it operated.
(2)	“ADR” is defined as the average daily room rate.
(3)	“RevPAR” is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our Board, and the audit committee has reviewed the disclosures relating to these policies and estimates included in this annual report.

     We believe the following critical accounting considerations and significant accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Loans Receivable

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. We monitor the loan portfolio on an ongoing basis and evaluate the adequacy of our loan loss reserves. In our analysis, we review various factors, including the value of the collateral underlying the loan receivable and the borrower’s payment history. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of our loans receivable, the effect on our results of operations may be material.

     At December 31, 2005 and 2004, we had reserves of approximately $427,000 and $164,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.24% and 0.42% during 2005 and 2004, respectively. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment in full of all principal on the loan. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

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

     The valuation of our Retained Interests is our most volatile critical accounting estimate because the valuation is dependent upon estimates of future cash flows that are dependent upon the performance of the underlying loans receivable and estimates of discount rates. Prepayments or losses in excess of estimates will cause unrealized depreciation and ultimately realized losses. The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the QSPEs. The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses either occur quicker, or in amounts greater than expected, the fair value of the Retained Interests will decline and total income in future periods would be reduced. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect. If prepayments occur slower than anticipated, or future loan losses are either slower than or less than expected, cash flows would exceed estimated amounts, the estimated fair value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. These assumptions are updated on a quarterly basis. Over the past three years, there has been no significant change in the methodology employed in valuing these assets. The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream. Purchasers of these types of investments may utilize different discount rates in determining the fair value of the estimated future cash flows.

     As a result of the merger, we acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”). We previously owned subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”).

     Significant estimates related to the Originated Structured Loan Sale Transactions were as follows at December 31, 2005:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates
2000 Joint Venture	11.00%	2.74%	7.5% to 12.2%
2001 Joint Venture	12.00%	2.63%	7.5% to 12.2%
2002 Joint Venture	12.00%	3.72%	7.7% to 12.4%
2003 Joint Venture	12.00%	2.51%	8.0% to 12.3%

(1)	Based on the actual performance of the loan pool, adjusted for anticipated principal prepayments considering other similar loans.
(2)	Represents aggregate estimated future losses as a percentage of the principal outstanding of the underlying loans receivable as of December 31, 2005 based upon per annum losses that ranged from 0.0% to 1.3%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed for the year ending December 31, 2006 for those structured loan sale transactions with no current potential Impaired Loans.

     Significant estimates related to our Acquired Structured Loan Sale Transactions were as follows at December 31, 2005:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates
Secondary Market (3)	20.0%	—	12.20%
1998 Partnership	12.5%	3.12%	8.4% to 12.2%
1999 Partnership	14.0%	2.43%	7.5% to 12.2%
2000 Joint Venture	14.0%	3.28%	7.9% to 12.6%
2001 Joint Venture	12.0%	2.06%	7.7% to 12.4%
2002 Joint Venture	12.0%	2.68%	7.6% to 12.3%
2003 Joint Venture	12.0%	2.77%	8.0% to 12.2%

(1)	Based on the actual performance of the loan pool, adjusted for anticipated principal prepayments considering other similar loans.
(2)	Represents aggregate estimated future losses as a percentage of the principal outstanding of the underlying loans receivable as of December 31, 2005 based upon per annum losses that ranged from 0.0% to 1.8%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed for the year ending December 31, 2006 for those structured loan sale transactions with no current potential Impaired Loans.
(3)	There are no losses assumed on Secondary Market Sales as the SBA has guaranteed payment of principal on these loans.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2005 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$60,260	($2,731)
Losses increase by 100 basis points per annum (2)	$57,590	($5,401)
Rate of prepayment increases by 5% per annum (3)	$62,057	($934)
Rate of prepayment increases by 10% per annum (3)	$61,266	($1,725)
Discount rates increase by 100 basis points	$60,677	($2,314)
Discount rates increase by 200 basis points	$58,483	($4,508)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

Valuation of Rent and Related Receivables

     At December 31, 2005, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately

$2,744,000 before reserves. As a result of the uncertainty of collection, our claim in the Arlington bankruptcy is well in excess of our recorded investment in the Arlington Claims.

     We performed an analysis of our anticipated future proceeds related to the Arlington bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of approximately $1,255,000 as of December 31, 2005. Accordingly, our net recorded investment was $1,489,000 as of December 31, 2005. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

Valuation of Real Estate Investments

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) our Hotel Properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     We consider each individual Hotel Property to be an identifiable component of our business. In accordance with SFAS No. 144, we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. The determination of “held for sale” status is assessed based on all available facts and circumstances, including management’s intent and ability to eliminate the cash flows of the property from the Company’s operations and management’s intent and ability not to have significant continuing involvement in the operations of the property.

     We discontinue depreciation on Hotel Properties if they are classified as “held for sale.” Upon designation of a Hotel Property as “held for sale,” we compare the carrying value of the Hotel Property to its estimated fair value, less costs to sell. We will reclassify the Hotel Property to real estate investment held for sale on our consolidated balance sheet at the lesser of its carrying value or its estimated fair value, less costs to sell. Any adjustment to the carrying value of a Hotel Property classified as “held for sale” is reflected in discontinued operations in our consolidated statements of income as impairment losses. In addition, the operating results of those properties classified as “held for sale” or that have been sold are included in discontinued operations. During 2005, we would have recorded approximately $120,000 in depreciation expense related to the Hotel Properties deemed held for sale at December 31, 2005 if they had remained in continuing operations.

     We periodically review our real estate investments for impairment. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges for the specific property. Impairment exists if the estimate of future cash flows expected to result from the use and ultimate disposition of the specific property is less than its carrying value. If impairment is indicated, an adjustment will be made to the carrying value of the property based on the difference between the current estimated fair value and the depreciated cost of the asset. Any impairment losses that result are included in continuing operations.

Revenue Recognition Policies

Interest Income

     Interest income includes interest earned on loans and our short-term investments and the amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest generally suspended when the related loan becomes a non-accrual loan. A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (1) it is past due as to payment of principal or interest for a period of more than 60 days, (2) any portion of the loan is classified as doubtful or is charged-off or (3) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

     When originating a loan receivable, we charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

     For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase. For performing loans, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

     For loans originated under the SBA 7(a) Loan Program, when we sell the SBA guaranteed portion of the loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income. The Retained Loan Discount is amortized to interest income over the life of the underlying loan using the effective interest method unless the underlying loan receivable is prepaid or sold.

Income from Retained Interests

     The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.

Lease Income

     Lease income consisted of base and percentage rent on our properties and when applicable, straight-line rental income. We record percentage rent when received and the remaining lease income is recorded on a straight-line basis (when applicable) over the estimated lease term to the extent collectibility is reasonably assured. For any properties deemed held for sale, lease income is included in discontinued operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Overview

     Our income from continuing operations decreased to $8,980,000 during 2005 from $10,013,000 during 2004. Income from continuing operations during 2005 includes a provision for loss on our rent and related receivables of $1,255,000, impairment losses of $815,000 on our real estate investments held for use and realized losses on our Retained Interests of $467,000. Income from continuing operations during 2004 includes realized losses on our Retained Interests of $1,182,000. Excluding these significant non-cash items, our income from continuing operations would have remained relatively constant at $11.5 million during 2005 compared to $11.2 million during 2004. We have two operating segments: the lending division and the property division. We are in the process of selling most of our assets in the property division to focus our operations on the lending division. The lending division’s income from continuing operations increased to $12.4 million during 2005 from $10.5 million during 2004 while our property division had losses from continuing operations of $3.4 million during 2005 and $0.5 million during 2004 due primarily to the losses described above.

     Our total revenues increased by approximately $4.4 million compared to 2004 primarily from an increase in interest income due to an increase in our loans receivable outstanding and an increase in variable interest rates (both prime and LIBOR). Our loans receivable increased as a result of loans acquired in the merger ($55.1 million) and loan originations during 2004 ($53.7 million) and 2005 ($58.9 million). We expect our interest income to continue to increase based on current predictions of increases in future interest rates by most economists and estimated loan fundings of $60 million to $80 million during 2006. During 2005, our income from Retained Interests increased approximately $0.7 million due to the merger, increased accretion rates and unanticipated prepayment fees. Income from our Retained Interests is expected to remain relatively constant, excluding the impact of unanticipated prepayment fees collected, if any; however, our accretion income should naturally decrease over time as the Sold Loans pay down principal and/or prepay.

     Our total expenses increased by approximately $4.8 million primarily as a result of (1) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $2.2 million due in large part to the increase in our serviced investment portfolio from the merger (upon merger with PMC Capital, we became a self-managed REIT whereas historically we were managed by PMC

Capital pursuant to an advisory and servicing agreement) and increased professional fees primarily relating to Arlington’s bankruptcy and increased accounting/auditing fees, (2) a provision for loss on our rent and related receivables of approximately $1.3 million, (3) increased interest expense of approximately $0.8 million due primarily to an increase in outstanding debt mainly due to borrowings necessary to fund our increased loan portfolio and an increase in LIBOR which increased interest on our variable-rate debt and (4) impairment losses of approximately $0.8 million on our real estate investments included in continuing operations. The merger substantially increased our overhead effective March 1, 2004 as a result of the significant increase in assets under management. Therefore, the impact was less in 2004 (ten months post merger) than 2005 (12 months). In general, we anticipate that our overhead will remain consistent during 2006; however, we expect our legal fees from external bankruptcy counsel relating to Arlington’s bankruptcies to decrease during 2006 as less time will likely be required. Our accounting/auditing fees are expected to continue to increase based on requirements of the integrated audit including the audit of our internal controls.

     We are in the process of selling most of our Hotel Properties. Consequently, the operations of those properties are now classified as discontinued operations. Our discontinued operations provided income of $3.2 million during 2004 and $2.3 million during 2005. Included in discontinued operations were gains on sales of real estate of $2,256,000 during 2005 resulting primarily from the sale of six hotel properties and two assets acquired in liquidation. In addition, we incurred impairment losses of $1,395,000 during 2005 related to our properties held for sale. At December 31, 2005, management believed it was probable that we would sell nine of the remaining Hotel Properties during 2006. As of March 14, 2006, we have sold four hotel properties for proceeds of approximately $8.9 million and recognized aggregate gains of approximately $1.8 million during 2006.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Years Ended
	December 31,
			Increase
	2005	2004	(Decrease)
	(In thousands)
Interest income — loans	$11,106	$7,588	$3,518
Accretion of loan fees and discounts	297	290	7
Interest income — idle funds	175	284	(109)

	$11,578	$8,162	$3,416

     The increase in interest income — loans was primarily attributable to an increase in (1) our loan portfolio (our weighted average loans receivable outstanding increased $36.1 million (36%) to $136.9 million during 2005 from $100.8 million during 2004) primarily as a result of loans acquired in the merger and loan originations and (2) the weighted average interest rate on our loans receivable from 7.1% at December 31, 2004 to 8.5% at December 31, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. At December 31, 2005, approximately 88% of our loans receivable had variable interest rates.

     Of our Hotel Properties, four were determined to be held for use since the properties had mortgages with significant prepayment penalties that hindered our ability to sell those properties (subsequent to December 31, 2005, the significant prepayment penalty was waived on one of the Hotel Properties and the mortgage was repaid). We expect to lease these properties or operate them through third party management companies. Lease income for these Hotel Properties is included in continuing operations and consisted of the following:

	Years Ended
	December 31,
			Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$807	$1,081	$(274)
Straight-line rent	283	141	142
Percentage rent	30	104	(74)
Other	7	6	1

	$1,127	$1,332	$(205)

     We operated, through third party management companies, one of these properties beginning June 28, 2005. Those operations are included in other income and general and administrative expense in our consolidated statement of income. For the other three properties, in addition to rent paid during 2005, rent was paid for January 2006; however, during January 2006, Arlington rejected all remaining property leases. As a result of the lease rejection, we will no longer receive rent from Arlington. However, we may lease the properties to new tenants and lease income would be recorded.

     Changes in, and descriptions of, lease income are as follows:

•	Base rent: Base rent consisted of the required monthly rental payment obligation from Arlington. Base rent declined due to the decrease in the pay rate from approximately 10.5% to 8.5% of the stated value established for the Hotel Properties based on the terms of the Lease Agreement (effective October 2004);
•	Straight-line rent: In accordance with the terms of the Lease Agreement, beginning in October 2004, we recorded lease income on a straight-line basis based on all remaining payments due from Arlington over the remaining fixed non-cancelable term of the Lease Agreement; however, due to the uncertainty of collection we discontinued recording straight-line rent effective July 1, 2005;
•	Percentage rent: We historically received percentage rent equal to 4% of the gross room revenues of the Hotel Properties which was deposited into an escrow account for future capital expenditures. Arlington did not pay the percentage rent due commencing May 2005. Due to the uncertainty of collection, we discontinued recording percentage rent effective May 1, 2005.

     The primary reasons for the increase in income from Retained Interests of approximately $0.7 million were (1) increased accretion income of approximately $588,000 due to a combination of a full year of accretion during 2005 for Retained Interests acquired in the merger compared to ten months during 2004 and an increase in accretion rates and (2) an increase in the collection of unanticipated prepayment fees of approximately $80,000. The weighted average balance of our Retained Interests decreased during 2005 to $65.2 million from $65.9 million during 2004. The income from our Retained Interests consists of the accretion earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 13.8% during 2005 from 11.5% during 2004. Excluding the impact of realized losses, the yield on our Retained Interests increased to 14.5% during 2005 from 13.3% during 2004.

     Other income consisted of the following:

	Years Ended
	December 31,
	2005	2004
	(In thousands)
Servicing income	$1,222	$1,142
Other loan related income	646	475
Premium income	618	526
Prepayment fees	590	656
Hotel Property revenues (1)	300	—
Equity in earnings of unconsolidated subsidiary	45	—
Debt release income	—	175

Other income	$3,421	$2,974

(1)	Represents the revenue of our Hotel Property held for use whose operations are included in continuing operations.

     As a result of the merger, we now earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by our SBLC. As these fees are based on the principal balances of Sold Loans outstanding, they will naturally decrease over time as scheduled principal payments and prepayments occur. The increase during 2005 compared to 2004 is due primarily to the merger occurring on February 29, 2004.

     Our prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during 2006. See “Current Operating Overview and Economic Factors — Lending Division.” Prepayment fees on our variable-rate loans receivable are generally less than on our fixed-rate loans receivable which are generally based on a yield maintenance premium. At December 31, 2005, approximately 88% of our loans receivable have variable interest rates; therefore, while our prepayment activity has continued at higher levels, the prepayment fees we received have decreased. We expect to continue to originate primarily variable-rate loans; thus, this trend of decreasing prepayment fee income is expected to continue.

     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees represent one-time increases in our other income when collected and/or earned.

     Premium income results from the sale of loans into the secondary market by our SBLC. We sold 14 loans during 2005 and collected cash premiums of approximately $700,000. To the extent we were to increase our volume of loans originated by our SBLC, there should be a corresponding increase in premiums received.

Interest Expense

     Interest expense consisted of the following:

	Years Ended
	December 31,
	2005	2004
	(In thousands)
Junior subordinated notes	$1,497	$—
Debentures	971	976
Conduit facility	724	—
Mortgages on Hotel Properties (1)	463	483
Structured notes	451	880
Uncollateralized notes payable	223	970
Revolving credit facility	214	471
Other	262	215

	$4,805	$3,995

(1)	Represents interest expense on the four mortgages underlying the four Hotel Properties included in continuing operations.

     Interest expense increased primarily as a result of an increase in our outstanding debt which corresponded to the increase in our loan portfolio including the loans acquired in the merger. Our average debt outstanding increased by 8% to $78.3 million during 2005 from $72.5 million during 2004. In addition, since we have variable-rate debt, the cost of funds on that debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at December 31, 2005 was 6.5% compared to 5.9% at December 31, 2004.

     During March 2005, we prepaid $20 million of uncollateralized notes with proceeds from our junior subordinated notes. The cost of funds on the junior subordinated notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes payable was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. In addition, the cost of funds for our conduit facility approximates LIBOR, plus 1% and our current revolving credit facility cost of funds is LIBOR plus 1.625%.

     During March 2005, we “rolled-over” $4.0 million of debentures and repaid $3.0 million of debentures. Our debentures had a weighted average cost of funds of 6.0% at December 31, 2005.

     At December 31, 2005, we had $5.6 million in mortgage notes with a weighted average interest rate of 8% related to our four Hotel Properties included in continuing operations. These mortgages mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. Subsequent to December 31, 2005, the significant prepayment penalty was waived on one of the Hotel Properties and the mortgage of approximately $1.5 million was repaid.

     The average structured notes outstanding decreased to $6.2 million during 2005 from $13.0 million during 2004. We expect that interest expense on the structured notes will continue to decrease naturally over time as the underlying loans pay down principal through scheduled principal payments or reach maturity and/or prepay which in turn pays down the structured notes outstanding.

Other Expenses

     During the first two months of 2004, (1) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (2) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Beginning March 1, 2004, our operating expenses consisted of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses is greater than our historical advisory fee expense.

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits during 2005 increased from $5.7 million during 2004 to $7.9 million during 2005 primarily as a result of the increased costs related to our larger investment portfolio and corporate structure. In addition, our professional fees, including accounting, legal and consulting services, increased to $1,755,000 during 2005 from $880,000 during 2004. The increase relates primarily to accounting and auditing fees and legal fees, including those associated with Arlington’s bankruptcies. Direct costs associated with the Sarbanes-Oxley Act of 2002 were approximately $390,000 during both 2005 and 2004. Our salaries and related benefits were $3,557,000 for the ten months of 2004 or $4,268,000 on an annualized basis compared to $4,553,000 during 2005. The 6.7% increase was primarily due to cost of living salary increases and increased costs associated with share-based compensation awards.

     Realized losses on Retained Interests were $467,000 during 2005 compared to $1,182,000 during 2004. The realized losses during 2005 resulted primarily from reductions in expected future cash flows due to increased anticipated and actual prepayments primarily on our acquired Retained Interests while the realized losses during 2004 resulted primarily from reductions in expected future cash flows due to increased anticipated and actual prepayments and anticipated losses primarily on our acquired Retained Interests. Our acquired Retained Interests are more susceptible to incurring realized losses, since upon acquisition the estimated fair value at February 29, 2004 for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses will occur. Since our originated Retained Interests were recorded based on the “net realizable value” of the residual interests which established unrealized gains included in our beneficiaries’ equity, realized losses will only be recorded if the unrealized valuation gains are reversed and estimated future cash flows are decreasing.

     We recorded impairment losses of $815,000 during 2005 on our Hotel Properties to be held and used. We performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded their carrying value. Future cash flows are based on anticipated proceeds from the sale and anticipated property operations or lease income. No impairment losses were recorded during 2004.

     We performed an analysis of our anticipated future proceeds related to the Arlington bankruptcy based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Based on this analysis, we recorded a provision for loss of $1,255,000 during 2005. If anticipated future proceeds decline, we would record an additional allowance against these receivables and losses would result.

     Our provision for (reduction of) loan losses, net, was $298,000 during 2005 and ($253,000) during 2004. We recorded loan loss reserves of $186,500 during 2005 primarily related to a limited service hospitality property on which significant doubt existed as to the ultimate realization of the loan. The primary collateral underlying the loan was acquired through foreclosure during January 2006. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment in full of all principal on the loan. We recorded loan loss reserves of $422,000 during 2004 primarily related to two limited service hospitality properties on which significant doubt existed as to the ultimate realization of the loans.

     Our income tax provision increased to $658,000 during 2005 compared to $116,000 during 2004. PMC Commercial has four wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates. We expect our Federal income tax provision to remain at this 2005 level during 2006 based on estimated future taxable income of these subsidiaries.

Discontinued operations

     Due to the bankruptcy of our tenant and management’s decision to sell most of our Hotel Properties, we have significant discontinued operations. During 2005, 15 hotel properties were included in discontinued operations while during 2004, 17 hotel properties were included in discontinued operations. The primary reasons for the decrease in net earnings from discontinued operations of approximately $2.0 million during 2005 were (1) property tax expense of $849,000 recorded during 2005 for the properties sold or considered held for sale, (2) lease termination fee income of $624,000 recorded during 2004 and (3) a 20% reduction in rent charged from 2004 to

2005. Per the Lease Agreement, Arlington is obligated to pay all property taxes on the Hotel Properties. However, to the extent Arlington did not make the required property tax payments, these property taxes were our responsibility, although we are pursuing recovery from Arlington. Pursuant to the sale of a Hotel Property in August 2004, we received a lease termination fee from Arlington in the form of a note receivable with an estimated fair value of $624,000 which is included in net earnings from discontinued operations.

     We had gains on the sales of real estate of $2,256,000 during 2005 resulting primarily from the sale of (1) six Hotel Properties for net sales proceeds of approximately $12.8 million and cost of sales of approximately $11.5 million and (2) two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for net sales proceeds of approximately $2.8 million and cost of sales of approximately $1.9 million.

     In addition, during 2005 we sold a limited service hospitality property for $3,098,000. As the down payment received was not sufficient to qualify for full accrual gain treatment, we recorded an installment gain of approximately $86,000 during 2005 and the remaining gain of approximately $344,000 was deferred and is included in other liabilities on our consolidated balance sheet.

     During 2004 we had a net loss on sales of real estate of $252,000 primarily comprised of the sale of a limited service hospitality property acquired through liquidation of the collateral underlying a loan and the sale of two Hotel Properties. The limited service hospitality property was sold for approximately $1.5 million and generated a gain of approximately $205,000. The two Hotel Properties were sold during August 2004 and December 2004 for approximately $1.8 million each resulting in losses of approximately $354,000 and $116,000, respectively.

     For our nine Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. As a result, we recorded impairment losses of $1,395,000 during 2005. No impairment losses were recorded during 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Overview

     Primarily as a result of the merger, income from continuing operations increased to $10,013,000 during 2004 from $4,809,000 during 2003 and net income increased to $24,781,000 during 2004 from $8,174,000 during 2003. Net income during 2004 includes an extraordinary gain from negative goodwill of $11,593,000 representing the excess of fair value of the net assets acquired over the cost of the merger with PMC Capital on February 29, 2004.

     The increase in income from continuing operations is primarily due to the merger with PMC Capital. As a result of the merger, our assets under management increased resulting in both increased revenues and expenses. Our revenue increases were primarily from (1) our Retained Interests (approximately $5.8 million) due primarily to the acquisition of $43.6 million of Retained Interests in connection with the merger and the completion in October 2003 of our 2003 structured loan sale transaction, (2) increased interest income (approximately $2.4 million) due primarily to an increase in our weighted average loans receivable outstanding due to the acquisition of $55.1 million of loans in the merger and (3) increased other income (approximately $2.6 million) due primarily to increased prepayments resulting in greater prepayment fee income and servicing fees and premium income earned subsequent to the merger.

     Our expense increases were (1) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $3.6 million (upon merger with PMC Capital, we became a self-managed REIT), (2) increased interest expense of approximately $1.4 million due to liabilities assumed in the merger and (3) realized losses from Retained Interests of approximately $1.2 million primarily due to a reduction in expected future cash flows due to increased anticipated and actual prepayments and anticipated losses on our acquired Retained Interests.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Years Ended
	December 31,
	2004	2003	Increase
	(In thousands)
Interest income — loans	$7,588	$5,625	$1,963
Accretion of loan fees and discounts	290	124	166
Interest income — idle funds	284	27	257

	$8,162	$5,776	$2,386

     The increase in interest income — loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $23.1 million (30%) to $100.8 million during 2004 from $77.7 million during 2003 primarily as a result of the merger partially offset by a decrease in the weighted average interest rate on our loans receivable from 8.1% at December 31, 2003 to 7.1% at December 31, 2004. In addition, we accreted purchase discounts and received cash payments on certain of our Non-Accrual Loans during 2004. Our idle funds interest income increased due to cash equivalents of our SBICs, acquired in the merger, which are required to be used for future operating commitments of these SBICs.

     Lease income consists of the following: (1) base rent, (2) percentage rent and (3) straight-line rent. In accordance with the terms of the Master Lease Agreement, we recorded lease income on a straight-line basis based on all remaining payments due from Arlington over the term of the Master Lease Agreement. Base rent was equal to 8.5% of the Stated Value ($46.1 million) for the Hotel Properties. Base rent for our four Hotel Properties included in continuing operations was approximately $1.1 million during 2004. In addition to our base rent, we received percentage rent equal to 4% of the gross room revenues of our Hotel Properties. During the fourth quarter of 2004, we recorded approximately $141,000 of straight-line rent to lease income for the four Hotel Properties included in continuing operations.

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

     Other income increased $2,635,000 (777%), to $2,974,000 during 2004 compared to $339,000 during 2003 primarily due to (1) increased prepayment fees, (2) servicing fees earned subsequent to the merger with PMC Capital and (3) premium income. Prepayment fees increased from $108,000 during 2003 to $656,000 during 2004. Prepayment activity has remained at high levels as a result of the continued low interest rate environment. As a result of the merger with PMC Capital, we now earn fees ($1,142,000 during 2004) for servicing all loans held by the QSPEs and loans sold into the secondary market by our SBLC and premiums on loans sold into the secondary market.

Interest Expense

     Interest expense consisted of the following:

	Years Ended
	December 31,
	2004	2003
	(In thousands)
Structured notes	$880	$1,477
Mortgages on Hotel Properties (1)	483	502
Uncollateralized notes payable	970	—
Debentures	976	—
Revolving credit facility	471	576
Other	215	28

	$3,995	$2,583

(1)	Represents interest expense on the four mortgages underlying the four Hotel Properties included in continuing operations.

     The increase was attributable to interest expense on liabilities assumed from PMC Capital consisting primarily of (1) uncollateralized notes payable with a face value of $35.0 million and a weighted average cost of funds of 3.8% and (2) debentures payable with a face value of $18.5 million and a cost of funds of 6.0%. During April and July 2004 (at maturity), we repaid $5.0 million and $10.0 million, respectively, of the uncollateralized notes payable with interest rates of LIBOR plus 1.3% and LIBOR plus 1.4%, respectively. This increase was partially offset by (1) a decrease in the principal balance of the structured notes payable from our 1998 structured loan financing ($7.2 million outstanding at December 31, 2004 compared to $18.7 million outstanding at December 31, 2003) due to prepayments of loans and (2) a reduction in borrowings under our revolving credit facility ($8.0 million weighted average borrowings outstanding during 2004 compared to $17.3 million weighted average borrowings outstanding during 2003). As a result of the rising short-term interest rate environment, our cost of funds for our variable-rate debt, primarily our revolving credit facility and $10.0 million of our uncollateralized notes payable, has been increasing. In addition, interest expense related to our revolving credit facility increased due to unused fees and the amortization of up-front costs.

Other Expenses

     During 2003 and the first two months of 2004, (1) our overhead expense for identifying, originating and servicing our investment portfolio and costs of corporate overhead was covered by an investment advisory agreement with PMC Capital and (2) other general and administrative costs were limited primarily to professional fees, directors and officers insurance, trust manager fees and shareholder expenses. As a result of the merger, on March 1, 2004, we became a self-managed REIT and our assets under management substantially increased from approximately $244.4 million to approximately $563.9 million. Beginning March 1, 2004, our operating expenses consisted of salaries and related benefits, rent and other general and administrative expenses necessary to service our investment portfolio, identify and originate new investments and provide for our corporate administrative needs. Since our assets under management increased, the increase in our general and administrative expenses is greater than our historical advisory fee expense. We estimated that the net increase in overhead as a result of the merger during 2004 was approximately $3.0 million ($3.6 million annualized).

     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits during 2004 increased by $3,587,000 (171%), from $2,100,000 during 2003 to $5,687,000 during 2004. This increase was primarily a result of the increased costs related to our larger investment portfolio and corporate structure. In addition, our professional fees, including accounting, legal and consulting services, increased to $880,000 during 2004 from $165,000 during 2003. The increase related primarily to accounting and consulting fees associated with requirements of the Sarbanes-Oxley Act of 2002 and increased accounting and auditing fees resulting from (1) the larger company subsequent to the merger and (2) tax return compliance and preparation fees.

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

     Our provision for (reduction of) loan losses, net, was ($253,000) during 2004 and $310,000 during 2003. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment in full of all principal on the loan. We recorded loan loss reserves of $422,000 during 2004 primarily related to two limited service hospitality properties on which significant doubt exists as to the ultimate realization of the loans. During 2003, we increased reserves on the loan which paid off during 2004 due to significant doubt at the time as to the ultimate realization of the loan.

Discontinued operations

     Our net earnings from discontinued operations increased by $1,056,000 (45%), to $3,427,000 during 2004 from $2,371,000 during 2003 primary as a result of lease termination fee income of $624,000 and straight-line rent of $482,000 recorded during the fourth quarter of 2004. Pursuant to the sale of the Hotel Property in August 2004, we received a lease termination fee from Arlington in the form of a note receivable with an estimated fair value of $624,000 which was included in net earnings from discontinued operations. The property was sold prior to the lease amendment which was effective October 1, 2004. The gain during 2003 was due to the sale of a Hotel Property for approximately $2.2 million.

     We had a net loss on sales of real estate of $252,000 during 2004 compared to a gain of $283,000 during 2003. The net loss during 2004 was primarily comprised of the sale of a limited service hospitality property acquired through liquidation of the collateral underlying a loan and the sale of two Hotel Properties during 2004. The limited service hospitality property was sold for approximately $1.5 million which generated a gain of approximately $205,000. The two Hotel Properties were sold during August 2004 and December 2004 for approximately $1.8 million each resulting in losses of approximately $354,000 and $116,000, respectively.

Extraordinary item — negative goodwill

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

LIQUIDITY AND CAPITAL RESOURCES

     Our net cash flow from operating activities, which is primarily used to fund our dividends, increased to $16.0 million during 2005 from $13.0 million during 2004. This increase was primarily related to changes in other operating assets and liabilities which was a use of funds of $2.4 million in 2004 compared to a source of funds of $0.9 million in 2005. Our dividends paid during 2005 and 2004, included in financing activities, were approximately $14.0 million and $12.9 million, respectively.

     We used $13.0 million of cash for our investing activities during 2005 compared to cash provided of $20.0 million during 2004. In 2004 we received cash and cash equivalents in connection with the merger of approximately $31.5 million. Our cash used for investing activities typically relates to our loan origination activities. During 2005 our net loans funded were approximately $26.9 million compared to $20.4 million in 2004. Our loan originations during 2006 are estimated to be approximately $60 million to $80 million, of which $55 million to $70 million represents funding of commercial mortgages which would be included in investing activities. The remaining $5 million to $10 million represents the guaranteed portion of SBA 7(a) Loan Program fundings which would be included in operating activities as the loans would be considered held for sale. We expect that our use of funds in

2006 for loan originations less principal reductions will be between $40 million and $60 million. In addition, during 2005 and 2004 we received net proceeds from the sales of Hotel Properties and assets acquired in liquidation of approximately $10.9 million and $5.1 million, respectively. During 2006, we received net proceeds from the sales of Hotel Properties and assets acquired in liquidation of approximately $2.1 million. We also received net principal on our Retained Interests of approximately $5.9 million during 2005. We anticipate that the principal received on our Retained Interests during 2006 will continue at or exceed the levels experienced during 2005.

     We used $8.2 million of cash for financing activities during 2005 and used $24.9 million during 2004. Included in the use of funds was $14.0 million and $12.9 million of dividends paid in 2005 and 2004, respectively, which were funded from operating activities. As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Our other financing activities during 2005 were generally a repositioning of our debt. We refinanced or repaid (1) $20.0 million in uncollateralized notes payable acquired in the merger, (2) $3.0 million of SBA debentures acquired in the merger and (3) $14.6 million on our revolving credit facility with proceeds of $27.1 million of junior subordinated notes and net proceeds of $24.2 million from our conduit facility. During 2004, the use of funds was primarily for (1) payment of principal on notes payable of approximately $19.1 million primarily caused by prepayments of loans in our 1998 structured loan financing transaction and (2) the repayment (at maturity) of $15.0 million in uncollateralized notes payable acquired in connection with the merger financed through borrowing $14.6 million on our revolving credit facility.

Sources and Uses of Funds

     In general, our liquidity requirements include origination of new loans, debt principal payment requirements payment of dividends and operating costs. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:

•	Operating revenues;
•	Principal collections on existing loans receivable and Retained Interests;
•	Structured loan financings or sales;
•	Advances under our conduit facility;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes;
•	Proceeds from sales of Hotel Properties, net; and/or
•	Common equity issuance

     We had $4.0 million of cash and cash equivalents at December 31, 2005, of which $2.9 million was available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our revolving credit facility or conduit facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $50.5 million at December 31, 2005, of which $8.7 million were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market and $2.4 million represents commitments of our SBICs. Commitments have fixed expiration dates and generally require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

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

Source of Funds

     Historically, our primary source of long-term funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. We anticipate completing our next structured loan transaction no earlier than the third or fourth quarter of 2006 when we expect to have a sufficient pool of variable-rate loans to complete a securitization.

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

     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. See “Item 1A. Risk Factors.”

     On February 7, 2005, we entered into a three-year $100.0 million conduit facility expiring February 6, 2008. At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. The annual period was extended to February 6, 2007. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility.

     The conduit facility allows for advances based on the amount of eligible collateral sold to the conduit facility and has minimum requirements. At December 31, 2005, approximately $35.3 million of our loans were owned by the conduit facility and we had outstanding advances of approximately $24.2 million. We have availability of $1.7 million under the conduit facility at December 31, 2005 without additional sales of loans receivable to the conduit facility. Currently, PMC Commercial has available approximately $19.6 million of loans which are eligible to be sold to the conduit facility. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the conduit facility is subject to cross default provisions with the Revolver. At December 31, 2005, we were in compliance with the covenants of this facility.

     At December 31, 2005, we had availability of $20.0 million under our Revolver which matures December 31, 2006. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At December 31, 2005, we were in compliance with the covenants of this facility.

     At December 31, 2005, one of our SBICs had $3.0 million in available commitments from the SBA, expiring in September 2007, to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

Use of Funds

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During 2006, we anticipate loan originations will range from $60 million to $80 million. See “Lending Division” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     On August 31, 2005, the Board authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring August 31, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2005, we had acquired

129,400 common shares under the share repurchase program for an aggregate purchase price of approximately $1,643,000, including commissions.

     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity.

     We may be required to replace furniture, fixtures and equipment or to make other capital improvements or renovations to the Hotel Properties which could affect our liquidity. We are also required to make periodic capital improvements to comply with standards under our franchise agreements. We have restricted cash which, pursuant to the Lease Agreement, is to be used for capital expenditures relating to our Hotel Properties. Our recorded investment in the restricted cash is approximately $1.1 million at December 31, 2005. Upon lease rejection in January 2006, these funds were no longer restricted.

     Cash flow typically provided to us by our QSPEs may be deferred. The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPE formed as part of the structured loan transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. The increased reserve requirement would be discontinued (1) if “charged-off” loans (as defined in the transaction documents) are repurchased by us from the QSPEs thereby releasing the excess cash previously deposited into the reserve accounts, (2) upon liquidation of the collateral underlying the loan, (3) if the loan becomes current or (4) if excess cash flow from the QSPE rebuilds the reserve or based on a combination of the above. While management believes that any funds used to build the reserve fund would ultimately be distributed to us, there can be no assurance that future events would not occur to cause amounts to continue to be deferred or never be distributed to us under Credit Enhancement Provisions.

Additional Information on Debt

     Information on our debt was as follows as of December 31, 2005:

		2006		Weighted
		Required		Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments	Maturities	Rate	Type
	(In thousands, except footnotes)
Junior subordinated notes	$27,070	$—	2035	7.27%	Variable
Debentures	15,500	—	2010 to 2015	7.10%	Fixed
Mortgage notes (1)	11,473	2,696	2006 to 2019	7.45%	(2)
Conduit facility	24,205	—	2008	5.26%	Variable
Structured notes (3)	5,167	4,263	2006 to 2018	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	—	2009 to 2010	4.00%	Fixed

	$87,415	$6,959

(1)	At December 31, 2005, we have mortgage notes payable on five of our Hotel Properties which are considered held for sale totaling approximately $5.9 million included in debt and accrued expenses — real estate investments on our consolidated balance sheet.
(2)	Of the $11.5 million in mortgage notes payable, $3.6 million have variable rates of interest.
(3)	Principal payments of our 1998 structured notes payable are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments and prepayments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience additional prepayments and/or loan losses.

     On March 15, 2005, PMC Commercial issued junior subordinated notes of approximately $27.1 million due March 30, 2035. These notes are subordinated to PMC Commercial’s existing debt. The junior subordinated notes may be redeemed at par at our option beginning on March 30, 2010. The net proceeds were used to prepay, without penalty, $20 million of uncollateralized notes payable and the remainder was used to repay a portion of the outstanding balance on our conduit facility.

     During March 2005, we “rolled-over” $4.0 million of SBA debentures and repaid $3.0 million using cash on hand and our Revolver. The $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015.

     At December 31, 2005, we had $2.3 million in mortgage notes with fixed interest rates of 5.4% and 6.5% due in March 2006. During January 2006, the hotel property underlying one of the mortgages was sold and the mortgage note of approximately $1.0 million was repaid. We anticipate that the $1.3 million mortgage note due in March 2006 will be repaid using our Revolver or the conduit facility. During 2006, mortgages payable totaling approximately $4.7 million were repaid.

Seasonality

     Generally, our lending segment is not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies typically rise temporarily during the winter months due primarily to reductions in business travel and consumer vacations.

     As of December 31, 2005, 12 of our Hotel Properties were operated by Arlington; thus, our property division was not impacted by seasonality (i.e., we received monthly lease income from our tenant). Arlington rejected the 12 individual property leases on January 13, 2006 and we now operate the Hotel Properties through third party management companies. Revenues for the limited service sector of the hospitality industry are generally lower during the winter months due to weather conditions and business and leisure travel trends, especially in the northeast and midwest sections of the United States where most of our Hotel Properties are located. Based on Arlington’s past operating results, we could experience working capital shortfalls from the operations of our Hotel Properties during the winter months.

Impact of Inflation

     In general, if we originate fixed-rate loans while we borrow funds at variable rates, we would have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. In general, we have matched our fixed-rate debt with fixed-rate producing assets. Our fixed-rate structured notes are matched with fixed-rate loans receivable. We primarily originate variable-rate loans and have $54.8 million (63% of total debt) in variable-rate debt; therefore, we do not believe inflation will have a significant adverse impact on us in the near future. Over the last three years, inflation has not had a significant impact on us.

     To the extent costs of operations (i.e., utilities, salaries, etc.) rise while economic conditions prevent a matching rise in revenues (i.e., room rates, amenities, etc.), our borrowers would be negatively impacted and loan losses could be affected and our results of operations related to our Hotel Properties would be negatively impacted. Accordingly, our borrowers and our results of operations can be impacted by inflation. In addition, in an inflationary environment we may experience pressure to increase our income and dividend yield to maintain our stock price.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

     The following summarizes our contractual obligations at December 31, 2005:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Notes and debentures payable (1)	$32,140	$6,959	$1,669	$5,328	$18,184
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	4,000	—
Conduit facility	24,205	—	24,205	—	—
Junior subordinated debt	27,070	—	—	—	27,070

Interest:
Debt (4)	71,707	5,354	9,091	6,939	50,323

Other Contractual Obligations:
Operating lease (5)	1,140	167	370	417	186
Employment agreements (6)	2,963	1,147	1,816	—	—

Total contractual cash obligations	$163,225	$13,627	$37,151	$16,684	$95,763

(1)	Principal payments of our 1998 structured notes payable ($5.2 million at December 31, 2005) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments and actual prepayments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience additional prepayments and/or loan losses. Notes and debentures payable are presented at face value. For the interest obligation, the variable-rate in effect at December 31, 2005 was utilized and no change in variable interest rates was assumed.
(2)	We had availability of $20.0 million under our Revolver at December 31, 2005.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at December 31, 2005 was utilized and no change in variable interest rates was assumed.
(5)	Represents future minimum lease payments under our operating lease for office space.
(6)	We have employment agreements with our executive officers.

     Our commitments at December 31, 2005 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	50,508	50,508	—	—	—

Total commitments	$50,508	$50,508	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has recorded a liability of approximately $300,000 for the estimated costs at December 31, 2005 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital through origination of a loan with a current outstanding principal balance of approximately $450,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation. On February 25, 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by the State of Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Represents loan commitments and approvals outstanding.

     Our off-balance sheet arrangements have historically been structured as sales which are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to a QSPE that is not subject to consolidation in exchange for cash and beneficial interests in that entity. The QSPE issues notes payable (usually through a private placement) to unaffiliated parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the QSPE. The terms of the notes payable issued by the QSPEs provide that the owners of these QSPEs are not liable for any payment on the notes. Accordingly, if the financial assets in the QSPE are insufficient for the trustee to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPE. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a QSPE; as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Item 1. Business — Structured Loan Transactions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation of Retained Interests.”

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

     See Note 24 to the accompanying consolidated financial statements for a detailed discussion of commitments and contingencies.

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

     We cannot provide assurance that our risk management process or our internal controls will prevent or reduce the risks to which we are exposed. See “Risk Factors” in Item 1A of this Form 10-K.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates adopted or expected dates of adoption and effect, if any, on our results of operations and financial condition.

RELATED PARTY TRANSACTIONS

     Prior to the merger, our loans receivable and our properties, including the Hotel Properties, were managed by a subsidiary of PMC Capital, Inc. We incurred an aggregate of approximately $370,000 and $2.4 million in management fees during the two months ended February 29, 2004 and the year ended December 31, 2003, respectively.

     Servicing fee income for the years ended December 31, 2005 and 2004 for loans held by the QSPEs was approximately $833,000 and $781,000, respectively. We were not the servicer for the loans receivable held by the QSPEs prior to the merger; therefore, no servicing fees were earned or received by us prior to March 1, 2004.

     We received approximately $15.4 million, $15.1 million and $3.7 million in cash distributions from the QSPEs during 2005, 2004 and 2003, respectively.

     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. During 2005, we repurchased loans with an aggregate principal balance of approximately $5.1 million from the Joint Ventures. We did not repurchase any loans from the QSPEs during 2004 or 2003.

DIVIDENDS

     During 2005, our dividends were declared as follows:

		Amount
Date Paid	Record Date	Per Share
April 11, 2005	March 31, 2005	$0.35
July 11, 2005	June 30, 2005	0.30
October 11, 2005	September 30, 2005	0.30
January 10, 2006	December 31, 2005	0.30

		$1.25

     In March 2006, the Board declared a $0.30 per share quarterly dividend to common shareholders of record on March 31, 2006 which will be paid on April 10, 2006.

     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors in determining dividend policy including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. The Board anticipates that the minimum quarterly dividend per common share during 2006 will be $0.30.

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

     The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Net income	$11,297	$24,781	$8,174
Less: taxable REIT subsidiaries net income, net of tax	(1,414)	(145)	—
Add: book depreciation	1,240	1,872	1,967
Less: tax depreciation	(1,483)	(1,935)	(1,927)
Book/tax difference on property sales	(350)	135	(650)
Book/tax difference on Retained Interests, net	1,880	3,557	672
Impairment losses	2,210	—	—
Negative goodwill	—	(11,593)	—
Asset valuation	181	(516)	310
Other book/tax differences, net	(273)	96	127

REIT taxable income	$13,288	$16,252	$8,673

Distributions declared	$13,569	$14,140	$9,932

Basic weighted average common shares outstanding	10,874	10,134	6,448

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since our consolidated balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below. Although management believes that the analysis below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our financial position and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

LOANS RECEIVABLE

     Our loans receivable are approximately 88% variable-rate at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. We had $18.7 million and $28.1 million of fixed-rate loans receivable at December 31, 2005 and December 31, 2004, respectively. The estimated fair value of our fixed interest rate loans receivable (approximately $19.0 million at December 31, 2005) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial.

     At December 31, 2005 and 2004, we had $138.9 million and $100.1 million of variable-rate loans receivable, respectively, and $54.8 million and $28.3 million of variable-rate debt at December 31, 2005 and 2004, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($84.1 million and $71.8 million at December 31, 2005 and 2004, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.

     As a result of $21.7 million and $22.4 million at December 31, 2005 and 2004, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6%), we are deemed to have derivative instruments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2005 and 2004, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $624,000 and $494,000, respectively, on an annual basis.

DEBT

     At December 31, 2005 and 2004, approximately $32.8 million (37%) and $50.5 million (64%) of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Any amount outstanding on our Revolver or the conduit facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2005, each hypothetical 100 basis points increase in interest rates would increase interest expense and therefore decrease net income by approximately $548,000.

     Since our fixed-rate debt has coupon rates that are currently higher (in general) than market rates, the fair value of these financial instruments is higher than their cost thus decreasing our net worth. The majority of this debt is SBA debentures, mortgages payable and the structured notes payable from our 1998 structured loan financing. Our debentures have current prepayment penalties between 1% and 5% of the principal balance. Of our $7.9 million of fixed-rate Hotel Property mortgages at December 31, 2005, $5.6 million have significant penalties for prepayment and $2.3 million have minimal or no prepayment penalties. Subsequent to December 31, 2005, the significant prepayment penalty was waived on one of the Hotel Properties and the mortgage was repaid.

     The following presents the principal amounts, weighted average interest rates and estimated fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2005 and 2004.

     Market risk disclosures related to our outstanding debt as of December 31, 2005 were as follows:

	Years Ending December 31,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$6,816	$644	$704	$2,300	$4,077	$18,220	$32,761	$32,951
Variable-rate debt (LIBOR and prime based) (3)	143	154	24,371	1,282	1,245	27,659	54,854	54,854

Totals	$6,959	$798	$25,075	$3,582	$5,322	$45,879	$87,615	$87,805

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2005 was 6.4%.

     Market risk disclosures related to our outstanding debt as of December 31, 2004 were as follows:

	Years Ending December 31,						Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$18,969	$6,350	$809	$1,933	$2,656	$19,774	$50,491	$51,111
Variable-rate debt (LIBOR and prime based) (3)	14,790	10,201	214	227	2,276	638	28,346	28,346

Totals	$33,759	$16,551	$1,023	$2,160	$4,932	$20,412	$78,837	$79,457

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2004 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2004 was 4.0%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in estimating the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included on our consolidated balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2005, the estimated fair value of our Retained Interests at December 31, 2005 would have decreased by approximately $2.3 million and $4.5 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2004, the estimated fair value of our Retained Interests at December 31, 2004 would have decreased by approximately $2.8 million and $5.4 million, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 with regard to directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

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

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 regarding executive compensation is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     All of our equity compensation plans were approved by our security holders. Information regarding our equity compensation plans at December 31, 2005 was as follows:

Column
	(a)	(b)	(c)
Number of securities
remaining available for
	Number of		future issuances under
	securities to be		equity compensation
	issued upon	Weighted average	plans (excluding
Plan	exercise of	exercise price of	securities reflected in
Category	outstanding options	outstanding options	column (a))

Equity compensation plans approved by security holders	170,113	$14.78	454,240

     On August 31, 2005, our Board authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares, expiring August 31, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We purchased 129,400 common shares during 2005 in the open market as described below.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or units)	Approximate Dollar Value)
	of Shares (or	Price Paid	Purchased as Part of	of Shares (or units) that
	units)	per Share	Publicly Announced	May Yet Be Purchased
Period	Purchased	(or unit)	Plans or Programs	Under the Plans or Programs

September 2005	21,200	$13.46	21,200	$9,714,592
November 2005	50,500	$12.28	71,700	$9,094,292
December 2005	57,700	$12.79	129,400	$8,356,226

     Additional information regarding security ownership of certain beneficial owners and management and related shareholder matters is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 regarding certain relationships and related transactions is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 regarding principal accountant fees and services is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1)	Financial Statements -

See index to Financial Statements set forth on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules -

Schedule II — Valuation and Qualifying Accounts
Schedule III — Real Estate and Accumulated Depreciation
Schedule IV — Mortgage Loans on Real Estate

(3)	Exhibits -

See Exhibit Index beginning on page E-1 of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
	By:	/s/ Lance B. Rosemore
Lance B. Rosemore, President
Dated March 16, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE Dr. Andrew S. Rosemore	Chairman of the Board of Trust Managers, Chief Operating Officer and Trust Manager	March 16, 2006

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 16, 2006

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 16, 2006

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 16, 2006

/s/ ROY H. GREENBERG Roy H. Greenberg	Trust Manager	March 16, 2006

/s/ BARRY A. IMBER Barry A. Imber	Trust Manager	March 16, 2006

/s/ IRVING MUNN Irving Munn	Trust Manager	March 16, 2006

/s/ DR. IRA SILVER Dr. Ira Silver	Trust Manager	March 16, 2006

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:

We have completed integrated audits of PMC Commercial Trust’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report On Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 16, 2006

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Loans receivable, net	$157,574	$128,234
Retained interests in transferred assets	62,991	70,523
Real estate investments held for sale, net	15,470	1,859
Real estate investments, net	8,080	36,223
Cash and cash equivalents	3,967	9,065
Restricted investments	3,532	3,096
Rent and related receivables, net	1,489	1,337
Mortgage-backed security of affiliate	833	1,027
Deferred tax asset, net	349	327
Other assets	4,907	2,149

Total assets	$259,192	$253,840

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Junior subordinated notes	$27,070	$—
Notes and debentures payable	26,900	60,749
Credit facilities	24,205	14,600
Debt and accrued expenses — real estate investments held for sale	6,273	—
Borrower advances	4,418	2,732
Redeemable preferred stock of subsidiary	3,575	3,488
Dividends payable	3,293	3,761
Accounts payable and accrued expenses	2,920	2,674
Due to affiliates, net	856	1,971
Other liabilities	1,765	1,661

Total liabilities	101,275	91,636

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,028,271 and 11,009,811 shares issued at December 31, 2005 and 2004, respectively, 10,766,021 and 10,876,961 shares outstanding at December 31, 2005 and 2004, respectively	110	110
Additional paid-in capital	152,047	151,818
Net unrealized appreciation of retained interests in transferred assets	4,519	5,120
Cumulative net income	122,300	111,003
Cumulative dividends	(119,031)	(105,462)

	159,945	162,589

Less: Treasury stock; at cost, 262,250 shares and 132,850 shares at December 31, 2005 and 2004, respectively	(2,928)	(1,285)

Total beneficiaries’ equity	157,017	161,304

Total liabilities and beneficiaries’ equity	$259,192	$253,840

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Interest income	$11,578	$8,162	$5,776
Income from retained interests in transferred assets	9,458	8,763	2,942
Lease income	1,127	1,332	1,215
Other income	3,421	2,974	339

Total revenues	25,584	21,231	10,272

Expenses:
Interest	4,805	3,995	2,583
Salaries and related benefits	4,553	3,557	—
General and administrative	3,304	1,882	526
Provision for loss on rent and related receivables	1,255	—	—
Impairment losses	815	—	67
Realized losses on retained interests in transferred assets	467	1,182	—
Depreciation	359	416	403
Provision for (reduction of) loan losses, net	298	(253)	310
Advisory and servicing fees to affiliate, net	—	248	1,574

Total expenses	15,856	11,027	5,463

Income before income tax provision, minority interest, discontinued operations and extraordinary item	9,728	10,204	4,809

Income tax provision	(658)	(116)	—
Minority interest (preferred stock dividend of subsidiary)	(90)	(75)	—

Income from continuing operations	8,980	10,013	4,809

Discontinued operations:
Gains (losses) on sales of real estate	2,256	(252)	283
Impairment losses	(1,395)	—	—
Net earnings	1,456	3,427	2,371

	2,317	3,175	2,654

Gain on sale of loans receivable	—	—	711

Income before extraordinary item	11,297	13,188	8,174

Extraordinary item:
Negative goodwill	—	11,593	—

Net income	$11,297	$24,781	$8,174

Weighted average shares outstanding:
Basic	10,874	10,134	6,448

Diluted	10,879	10,152	6,460

Basic and diluted earnings per share:
Income from continuing operations and gain on sale of loans receivable	$0.83	$0.99	$1.12
Discontinued operations	0.21	0.31	0.15
Extraordinary item	—	1.14	—

Net income	$1.04	$2.44	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net income	$11,297	$24,781	$8,174

Change in net unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation arising during period	23	2,012	348
Realized gains included in net income	(624)	(510)	(513)

	(601)	1,502	(165)

Comprehensive income	$10,696	$26,283	$8,009

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2003	6,446,291	$66	$94,707	$3,783	$78,048	$(81,390)	$(1,285)	$93,929

Net unrealized depreciation	—	—	—	(165)	—	—	—	(165)
Shares issued through exercise of stock options	6,500	—	83	—	—	—	—	83
Issuance of stock options	—	—	2	—	—	—	—	2
Dividends ($1.54 per share)	—	—	—	—	—	(9,932)	—	(9,932)
Net income	—	—	—	—	8,174	—	—	8,174

Balances, December 31, 2003	6,452,791	66	94,792	3,618	86,222	(91,322)	(1,285)	92,091

Net unrealized appreciation	—	—	—	1,502	—	—	—	1,502
Treasury shares, net	(21,130)	—	—	—	—	—	(311)	(311)
Shares issued through exercise of								—
stock options	59,500	—	378	—	—	—	311	689
Shares issued in connection with								—
merger with PMC Capital, Inc.	4,385,800	44	57,410	—	—	—	—	57,454
Merger costs	—	—	(769)	—	—	—	—	(769)
Issuance of stock options	—	—	7	—	—	—	—	7
Dividends ($1.40 per share)	—	—	—	—	—	(14,140)	—	(14,140)
Net income	—	—	—	—	24,781	—	—	24,781

Balances, December 31, 2004	10,876,961	110	151,818	5,120	111,003	(105,462)	(1,285)	161,304

Net unrealized depreciation	—	—	—	(601)	—	—	—	(601)
Shares repurchased	(129,400)	—	—	—	—	—	(1,643)	(1,643)
Shares issued through exercise of stock options	9,400	—	123	—	—	—	—	123
Issuance of share options and restricted shares	9,060	—	106	—	—	—	—	106
Dividends ($1.25 per share)	—	—	—	—	—	(13,569)	—	(13,569)
Net income	—	—	—	—	11,297	—	—	11,297

Balances, December 31, 2005	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$11,297	$24,781	$8,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,240	1,872	1,879
Realized losses on retained interests in transferred assets	467	1,182	—
Extraordinary item — negative goodwill	—	(11,593)	—
Losses (gains) on sales of real estate	(2,256)	252	(994)
Deferred income taxes	(22)	(36)	—
Provision for (reduction of) loan losses, net	298	(253)	310
Provision for loss on rent and related receivables	1,255	—	—
Impairment losses	2,210	—	67
Release of debt obligation	—	(175)	—
Premium income adjustment	85	91	—
Amortization and accretion, net	(237)	(313)	(228)
Share-based compensation	106	7	2
Loans funded, held for sale	(7,492)	(6,611)	—
Proceeds from sale of guaranteed loans	7,785	6,222	—
Loan fees collected, net	352	211	221
Lease termination fee income	—	(287)	—
Change in operating assets and liabilities:
Borrower advances	1,686	(603)	(342)
Due to affiliates, net	1,011	(215)	(189)
Accounts payable and accrued expenses	618	(575)	294
Other liabilities	(490)	42	(35)
Rent and related receivables, net	(1,496)	(1,337)	—
Other assets	(388)	291	(449)

Net cash provided by operating activities	16,029	12,953	8,710

Cash flows from investing activities:
Loans funded	(42,865)	(45,248)	(29,651)
Principal collected on loans receivable	16,006	24,817	7,618
Principal collected on notes receivable	292	—	—
Proceeds from sales of hotel properties, net	8,035	3,513	824
Proceeds from structured loan sale transactions, net	—	—	39,949
Principal collected on retained interests in transferred assets	5,923	6,361	744
Investment in retained interests in transferred assets	(1,843)	(2,027)	(2,536)
Proceeds from mortgage-backed security of affiliate	207	143	—
Purchase of furniture, fixtures, and equipment	(366)	(605)	(290)
Cash and cash equivalents received in connection with merger	—	31,488	—
Merger related costs	—	(1,006)	(670)
Investment in PMC Preferred Trust-A	(820)	—	—
Proceeds received from assets acquired in liquidation, net	2,905	1,540	—
Release of (investment in) restricted investments, net	(436)	977	1,546

Net cash provided by (used in) investing activities	(12,962)	19,953	17,534

Cash flows from financing activities:
Proceeds from issuance of common shares	123	378	83
Purchase of treasury shares	(1,643)	—	—
Payment of borrowing costs	(1,487)	(81)	—
Proceeds from (payments on) revolving credit facility, net	(14,600)	14,600	(7,300)
Proceeds from issuance of SBA debentures	4,000	—	—
Proceeds from conduit warehouse facility, net	24,205	—	—
Proceeds from issuance of junior subordinated notes	27,070	—	—
Payment of principal on notes, mortgages payable and debentures	(31,796)	(26,944)	(7,811)
Payment of dividends	(14,037)	(12,872)	(10,187)

Net cash used in financing activities	(8,165)	(24,919)	(25,215)

Net increase (decrease) in cash and cash equivalents	(5,098)	7,987	1,029

Cash and cash equivalents, beginning of year	9,065	1,078	49

Cash and cash equivalents, end of year	$3,967	$9,065	$1,078

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Business
PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We primarily obtain income from the yield earned on our investments, other related fee income from our lending activities and rental income from property ownership. To date, these investments have been principally in the hospitality industry. On February 29, 2004, PMC Capital, Inc., a regulated investment company related to us through common management, was merged with and into PMC Commercial.

Principles of Consolidation
We consolidate entities that we control by ownership of a majority voting interest as well as variable interest entities (“VIEs”) for which we are the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of any entity accounted for using the equity method. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. All material intercompany balances and transactions have been eliminated.

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

First Western is licensed as a small business lending company that originates loans through the SBA 7(a) Guaranteed Loan Program. PMCIC and Western Financial are licensed small business investment companies under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCT Trust was formed in conjunction with our 1998 structured loan financing transaction. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party management companies, of certain limited service hospitality properties.

In addition, we own subordinate financial interests in several non-consolidated special purpose entities (i.e., retained interests in transferred assets (“Retained Interests”)). These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,” and the Joint Ventures together with the 1998 Partnership and the 1999 Partnership, the “QSPEs”) created in connection with structured loan sale transactions.

We account for our Retained Interests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). While we are the servicer of the assets held by these QSPEs, we are required under the transaction documents to comply with strict servicing standards and are subject to the approval of the trustees and/or noteholders regarding any significant issues associated with the assets. As a result, we believe we have relinquished control of the assets sold to our QSPEs. Accordingly, the assets, liabilities, partners’ capital and results of operations of the QSPEs are not included in our consolidated financial statements.

Loans Receivable, net
We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less net loan origination fees, discounts and loan loss reserves. For loans originated under the SBA 7(a) Guaranteed Loan Program, when we sell the SBA guaranteed portion of the loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income. For purchased loans, we may have discounts representing the difference between the carrying value of the loan and its estimated fair value at the date of purchase.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan receivable requires judgment and considers the facts and circumstances existing at the evaluation date. Our evaluation of the adequacy of the reserve is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan appears impaired, the estimated fair value of the collateral.

Retained Interests
Retained Interests represent the subordinate interest in QSPEs created in conjunction with structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and losses included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. Any appreciation of our Retained Interests is included in the consolidated balance sheets in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as either a realized loss (if there is a reduction in expected future cash flows) or on our consolidated balance sheets in beneficiaries’ equity as an unrealized loss.

Real Estate Investments, net
Real estate investments are initially recorded at cost. Depreciation is provided on the straight-line method based upon estimated useful lives of 35 years for buildings and improvements and seven years for furniture, fixtures and equipment. Upon retirement or sale, the cost and related accumulated depreciation are removed from our books and any resulting gains or losses are included in the consolidated statements of income. Routine maintenance and repairs are charged to expense as incurred. Major replacements, renewals and improvements are capitalized.

We periodically review our real estate investments for impairment. If facts or circumstances support the possibility of impairment, we will prepare a projection of the undiscounted future cash flows without interest charges for the specific property. Impairment exists if the estimate of future cash flows expected to result from the use and ultimate disposition of the specific property is less than the carrying value. If impairment is indicated, an adjustment will be made to the carrying value of the property based on the difference between the current estimated fair value and the depreciated cost of the asset.

Real Estate Investments Held for Sale, net
We consider each individual hotel property to be an identifiable component of our business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. The determination of “held for sale” status is assessed based on all available facts and circumstances, including management’s intent and ability to eliminate the cash flows of the property from our operations and management’s intent and ability not to have significant continuing involvement in the operations of the property.

We discontinue depreciation on hotel properties if they are classified as “held for sale.” Upon designation of a hotel property as “held for sale,” we compare the carrying value of the hotel property to its estimated fair value, less costs to sell. We will reclassify the hotel property to real estate investment held for sale in our consolidated balance sheet at the lesser of the carrying value of the property or its estimated fair value, less costs to sell. Any adjustment to the carrying value of a hotel property classified as “held for sale” is reflected in discontinued operations in our consolidated statements of income. In addition, the operating results of those properties classified as “held for sale” or that have been sold are included in discontinued operations.

Cash and Cash Equivalents
We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At various times during the year we maintain cash, cash equivalents and restricted investments in

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts in excess of federally insured limits with various financial institutions. We regularly monitor the financial institutions and do not believe a significant credit risk is associated with the deposits in excess of federally insured amounts.

Restricted Investments
Restricted Investments represent primarily escrow and capital expenditure accounts maintained pursuant to our lease agreement with the operator of our hotel properties and cash reserve accounts required to be held as collateral.

Rent and Related Receivables, net
We have claims against our tenant for unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges. We performed an analysis of the anticipated future proceeds related to these claims to determine the collectibility of our investment based on best available information provided to us.

Mortgage-Backed Security of Affiliate
The mortgage-backed security represents our ownership interest in a special purpose entity and is valued consistent with the techniques used to value our Retained Interests.

Deferred Borrowing Costs
Costs incurred in connection with the issuance of debt are being amortized to expense over the life of the related obligation using a method that approximates the effective interest method. Deferred borrowing costs are included in other assets in our consolidated balance sheets.

Borrower Advances
In general, as part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from the borrowers and release the funds upon presentation of appropriate documentation. Funds held on behalf of borrowers are included as a liability on the consolidated balance sheets.

Net Unrealized Appreciation on Retained Interests
Net unrealized appreciation on Retained Interests represents the difference between the cost and estimated fair value of our Retained Interests.

Revenue Recognition

Interest Income
Interest income includes interest earned on loans and our short-term investments and the amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest generally suspended when the related loan becomes a non-accrual loan. A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (1) it is past due as to payment of principal or interest for a period of more than 60 days, (2) any portion of the loan is classified as doubtful or is charged-off or (3) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.

When originating a loan receivable, we charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase. For performing loans, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

The Retained Loan Discount is amortized to interest income over the life of the underlying loan using the effective interest method unless the underlying loan receivable is prepaid or sold.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from Retained Interests
The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.

Lease Income
Lease income consists of base and percentage rent on our properties and when applicable, straight-line rental income. We record percentage rent when received and the remaining lease income is recorded on a straight-line basis (when applicable) over the estimated lease term to the extent collectibility is reasonably assured. For properties deemed held for sale, lease income is included in discontinued operations.

Other Income
Other income consists primarily of servicing income, premium income, prepayment fees and other loan related fees. Servicing income is recognized in income when earned. Prepayment fees are recognized in income when loans are prepaid. Late fees and other loan related fees are recognized in income when chargeable, assuming collectibility is reasonably assured. Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Guaranteed Loan Program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.

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

PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS’s”) are PMCIC, First Western, PMC Properties and PMC Funding. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings per Share
Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect, if any, of share-based compensation awards.

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

Share-Based Compensation Plans
At December 31, 2005, we have options outstanding under share-based compensation plans described more fully in Note 19. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires us to

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve the valuation of our Retained Interests, determination of reserves on our receivables and impairment analysis of our long-lived assets and the valuation of our net assets acquired in connection with the merger in 2004.

Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retroactive application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (“FIN 47”) in March 2005. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 2. Variable Interest Entities:

General Information
A VIE is an entity for which control is achieved through means other than voting rights. An entity should consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Merger:

PMC Capital, Inc. merged with and into PMC Commercial on February 29, 2004. Each issued and outstanding share of PMC Capital, Inc. common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average closing price of our common shares for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.

The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” as we were not deemed to be under common control. Accordingly, our consolidated results of operations have incorporated PMC Capital’s activities on a consolidated basis from the merger date. The cost of the merger was allocated to the assets acquired, liabilities assumed and preferred stock of subsidiary based on management’s estimates of their respective fair values at the date of merger. The fair value of the net assets acquired exceeded the cost of the merger, resulting in negative goodwill. The amount of negative goodwill was allocated proportionately to reduce the assigned values of the acquired assets excluding current assets, financial assets and assets held for sale. Substantially all of the assets acquired were considered to be financial assets or assets to be disposed of by sale. Accordingly, we recorded negative goodwill of $11,593,000 during 2004 representing the excess of the fair value of net assets acquired over the cost of the merger.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1 of the respective years:

	Years Ended
	December 31,
	2004	2003
	(In thousands, except per share data)

Total revenues	$23,377	$23,567

Income from continuing operations	$10,215	$10,237

Income before extraordinary item	$13,390	$12,265

Extraordinary item — negative goodwill	$11,593	$13,264

Net income	$24,983	$25,529

Earnings per share	$2.30	$2.35

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

Note 4. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
SBIC commercial mortgage loans	$41,749	$40,031
SBA 7(a) Guaranteed Loan Program loans	16,367	14,236
Other commercial mortgage loans	100,452	74,590

Total loans receivable	158,568	128,857
Less:
Deferred commitment fees, net	(567)	(459)
Loan loss reserves	(427)	(164)

Loans receivable, net	$157,574	$128,234

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information on our loans receivable, net, was as follows:

	At December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$120,645	76.6%	8.3%	$84,689	66.1%	6.4%
Fixed-rate	18,651	11.8%	9.4%	28,100	21.9%	9.7%
Variable-rate — prime	18,278	11.6%	8.7%	15,445	12.0%	6.6%

Total	$157,574	100.0%	8.5%	$128,234	100.0%	7.1%

Our loans receivable were approximately 95% concentrated in the hospitality industry at December 31, 2005. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations. At December 31, 2005, approximately 15% and 10% of our loans receivable consisted of loans receivable to borrowers in Texas and Arizona, respectively. No other state had a concentration of 10% or greater at December 31, 2005.

The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$164	$675	$365
Provision for loan losses	325	422	310
Reduction of loan losses	(18)	(675)	—
Recovery of loans written-off	(9)	—	—
Principal balances written-off	(35)	(258)	—

Balance, end of year	$427	$164	$675

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on loans considered to be impaired loans was as follows:

	At December 31,
	2005	2004
	(In thousands)

Impaired loans requiring reserves	$1,073	$2,484
Impaired loans expected to be fully recoverable (1)	5,056	2,355

Total impaired loans	$6,129	$4,839

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Average impaired loans	$4,566	$5,677	$1,804

Interest income on impaired loans (2)	$219	$488	$175

(1)	Loans acquired in the merger, loans repurchased from the QSPEs and loans deemed to be repurchased from the QSPEs were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

Our recorded investment in Non-Accrual Loans at December 31, 2005 and 2004 was approximately $5.9 million and $5.1 million, respectively. We did not have any investment in loans receivable past due 90 days or more which were accruing interest at December 31, 2005 or 2004.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Real Estate Investments and Rent and Related Receivables, net:

Our real estate investments consisted of the following:

	At December 31,
	2005		2004
		Real		Real
		Estate		Estate
	Real	Investments	Real	Investment
	Estate	Held for	Estate	Held for
	Investments	Sale	Investments	Sale
	(Dollars in thousands)
Land	$1,044	$2,041	$4,469	$325
Buildings and improvements	7,484	15,110	36,579	1,819
Furniture, fixtures and equipment	271	1,728	4,825	214

	8,799	18,879	45,873	2,358
Accumulated depreciation	(719)	(3,409)	(9,650)	(499)

	$8,080	$15,470	$36,223	$1,859

Number of Hotel Properties	4	9	18	1

At December 31, 2005, we owned 13 hotel properties (individually, a “Hotel Property”) of which four Hotel Properties were sold prior to March 14, 2006. The properties were originally part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.”

During 2005, we sold six hotel properties for net proceeds of approximately $12.8 million and recognized net gains of approximately $1.3 million. We financed the sale of three of these properties through origination of loans aggregating approximately $4.8 million with interest rates of LIBOR plus 4% and maturity and amortization periods of 20 years. We sold four Hotel Properties for approximately $8.9 million and recognized aggregate gains of approximately $1.8 million prior to March 14, 2006. We financed the sales through originations of loans totaling approximately $7.0 million with interest rates of LIBOR plus 4.0% and maturity and amortization periods of 20 years.

The May and June 2005 lease payments due from AII were not paid and during June 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy”) and three of the individual property leases under the Lease Agreement were either rejected (i.e., terminated) or we began to operate them. As a result, we were given possession of the three properties which were then operated through third party management companies. We sold two of these properties during the third quarter of 2005.

On August 31, 2005, AHI filed for Bankruptcy (the “Arlington Bankruptcy”). Post filing for bankruptcy protection, AII made its July 2005 through January 2006 rent payments of approximately $224,000 per month for July 2005 through October 2005 and approximately $203,000 for November 2005 through January 2006 which was recorded as income when earned.

On January 13, 2006, we received rejection notices on the remaining 12 individual property leases. As a result of the rejection of the leases, we took possession of the properties and hired third party management companies to operate the properties.

It is our intention to sell the properties in an orderly and efficient manner. Management believes that it is probable that

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we will sell nine of the remaining 13 Hotel Properties within the next 12 months, although no assurances can be given that we will be able to do so.

In addition to the lease payments due for May 2005 and June 2005, AII has not paid property taxes that are obligated to be paid pursuant to the Lease Agreement. As a result, we paid the property taxes as they became due and incurred property tax expense of approximately $975,000 during 2005. At December 31, 2005, approximately $500,000 remained in accrued liabilities of which approximately $388,000 is due on the Hotel Properties held for sale which is included in debt and accrued expenses — real estate investments held for sale on our consolidated balance sheet. Since these property taxes were the responsibility of Arlington under the Lease Agreement, we are pursuing recovery of these property taxes from Arlington. Estimated annual tax assessments for 2006 on our remaining Hotel Properties (excluding the properties sold during 2006) total approximately $393,000.

At December 31, 2005, the nine properties that we anticipate will be sold within the next year were deemed “held for sale” and all operations relating to these properties are included in discontinued operations on our consolidated statements of income. In addition, we discontinued recording depreciation expense on the held for sale properties. For our Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $1.4 million during 2005 related to the furniture, fixtures and equipment and buildings and improvements identified as impaired. Management’s estimates of the values for property sales were based on market conditions at the time the analysis was performed. These values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property.

At December 31, 2005, four of our Hotel Properties had mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties. Therefore, we did not anticipate selling those properties until the properties’ market values increase or the prepayment penalties decrease. Subsequent to December 31, 2005, the significant prepayment penalty was waived on one of the Hotel Properties and the mortgage was repaid. Until the properties are sold, we would either operate the properties through third party management companies or lease the properties. At December 31, 2005, these four properties were considered to be “held and used” and all operations relating to these properties are included in continuing operations in our consolidated statements of income. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of approximately $815,000 during 2005 related to the furniture, fixtures and equipment and buildings and improvements identified as impaired. Future cash flows are based on estimated future property operations or rent payments to be received on the Hotel Properties and expected proceeds from the sale.

At December 31, 2005, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,744,000 before reserves. As a result of the uncertainty and timing of collection, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Arlington Claims.

We performed an analysis of our anticipated future proceeds related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of approximately $1,255,000 as of December 31, 2005. Accordingly, our net recorded investment was $1,489,000 as of December 31, 2005. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

In addition, at December 31, 2005, we maintained a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds are released from this account when capital expenditures are incurred. As of December 31, 2005, the balance in our capital expenditure account was approximately $1.1 million and is included in restricted investments on our consolidated balance sheet. Upon lease rejection in January 2006, these funds were no longer restricted.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) to unaffiliated parties (“Structured Noteholders”). The QSPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the QSPE which means that should the financial assets in the QSPE be insufficient for the trustee to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the QSPE, the Structured Notes issued by the QSPE, and the operating results of the QSPE are not included in our consolidated financial statements. The difference between (1) the carrying value of the loans receivable sold and (2) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

We completed four joint structured loan sale transactions with PMC Capital, Inc. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” As a result of the merger, on February 29, 2004, we acquired PMC Capital’s retained interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the Originated Structured Loan Sale Transactions was as follows.

	2000	2001	2002	2003
	Joint	Joint	Joint	Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands, except footnotes)

Transaction date	12/18/00	6/27/01	4/12/02	10/7/03
At inception:
Principal amount of sold loans	$55,675	$32,662	$27,286	$45,456
Structured Notes issued	$49,550	$30,063	$24,557	$40,910
Interest rate on the Structured Notes (1)	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans (1)	9.63%	9.62%	9.23%	L+4.02%
Weighted average remaining life of loans (3)	5.16 years	5.15 years	5.38 years	4.79 years
Aggregate principal losses assumed (4)	2.37%	2.80%	2.88%	3.03%
Constant prepayment rate assumption	8.0%	9.0%	9.0%	10.0%
Discount rate assumptions	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%	7.8% to 11.6%
Net gain recorded (5)	$1,117	$1,433	$562	$711
Value of Retained Interests	$11,174	$5,871	$5,293	$8,698
At December 31, 2005:
Principal outstanding on sold loans	$31,092	$24,075	$20,352	$31,102
Structured Notes balance outstanding	$26,756	$21,508	$17,613	$31,180
Cash in the collection account	$1,494	$262	$181	$4,056
Cash in the reserve account	$1,944	$1,452	$1,224	$2,151
Weighted average interest rate on loans (1)	9.55%	9.67%	9.54%	L+4.02%
Constant prepayment rate assumption (6)	11.00%	12.00%	12.00%	12.00%
Discount rate assumptions (7)	7.5% to 12.2%	7.5% to 12.2%	7.7% to 12.4%	8.0% to 12.3%
Weighted average remaining life of loans (3)	3.21 years	3.47 years	3.97 years	3.69 years
Aggregate principal losses assumed (4)	2.74%	2.63%	3.72%	2.51%
Aggregate principal losses to date (8)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial or remaining principal balance, as applicable.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.3%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed for the year ending December 31, 2006 for those structured loan sale transactions with no current potential impaired loans.
(5)	The net gain recorded does not include $877,000, $520,000, $439,000, and $700,000 for the 2000 Joint Venture, the 2001 Joint Venture, the 2002 Joint Venture and the 2003 Joint Venture, respectively, which was deferred and recorded as unrealized appreciation in our beneficiaries’ equity in accordance with SFAS No. 140.
(6)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(7)	Discount rates utilized were (i) 7.5% to 8.0% for our required overcollateralization, (ii) 9.2% to 9.4% for our reserve funds and (iii) 12.2% to 12.4% for our interest-only strip receivables.
(8)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the Acquired Structured Loan Sale Transactions was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
At February 29, 2004:
Principal amount of sold loans	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
Structured Notes balance outstanding	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
Interest rate on the Structured Notes (1)	P- 1%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans (1)	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
Weighted average remaining life of loans (3)	3.17 years	2.95 years	2.96 years	3.89 years	4.04 years	4.63 years
Aggregate principal losses assumed (4)	3.38%	2.32%	4.19%	5.51%	3.51%	3.10%
Constant prepayment rate assumption (5)	12.00%	14.00%	14.00%	11.00%	10.00%	10.00%
Discount rate assumptions	4.0% to 11.9%	7.1% to 11.8%	7.2% to 11.9%	7.2% to 11.9%	7.3% to 12.0%	7.3% to 11.8%
At December 31, 2005:
Principal outstanding on sold loans	$15,994	$20,203	$11,188	$25,100	$22,491	$44,470
Structured Notes balance outstanding	$15,240	$16,795	$9,941	$21,223	$18,232	$41,602
Cash in the collection account	$309	$393	$1,602	$274	$246	$3,253
Cash in the reserve account	$1,333	$1,227	$763	$1,515	$1,358	$2,852
Weighted average interest rate of loans (1)	P+1.15%	9.09%	9.06%	9.67%	9.63%	L+4.02%
Discount rate assumptions (6)	8.4% to 12.2%	7.5% to 12.2%	7.9% to 12.6%	7.7% to 12.4%	7.6% to 12.3%	8.0% to 12.2%
Constant prepayment rate assumption (5)	12.50%	14.00%	14.00%	12.00%	12.00%	12.00%
Weighted average remaining life of loans (3)	3.11 years	2.76 years	2.36 years	2.57 years	3.82 years	4.05 years
Aggregate principal losses assumed (4)	3.12%	2.43%	3.28%	2.06%	2.68%	2.77%
Aggregate principal losses to date (7)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 1.8%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the year ending December 31, 2006 for those structured loan sale transactions with no current potential impaired loans.
(5)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.
(6)	The discount rates utilized on the components of our Retained Interests (as described below) were (i) 7.5% to 8.4% for our required overcollateralization, (ii) 9.2% to 9.6% for our reserve funds and (iii) 12.2% to 12.6% for our interest-only strip receivables.
(7)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial subsequent to the merger.

Approximately 93% of the loans sold to the QSPEs were concentrated in the limited service hospitality industry and approximately 28% were to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 2005.

At December 31, 2005, none of the loans sold to the QSPEs were delinquent over 60 days as to payment of principal and interest.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Previously, First Western had Retained Interests related to the sale of the unguaranteed portion of its loans receivable through a private placement in 1997. On April 15, 2005, we acquired, through exercise of our option, the $2.2 million in loans receivable remaining in the securitization for approximately $2.2 million using existing cash and the reserve fund balance of $912,000.

First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain the excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At December 31, 2005, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $41.3 million and the weighted average excess spread was approximately 0.7%. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at December 31, 2005 included a prepayment speed of 20% per annum and a discount rate of 12.2%.

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

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the QSPE over the principal amount of the Structured Notes issued by the QSPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the QSPE pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the QSPE upon formation and a portion which is built up over time by the QSPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the QSPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests consisted of the following:

	At December 31, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$779	$779	$741
1998 Partnership	915	1,048	412	2,375	2,306
1999 Partnership	3,885	955	499	5,339	5,240
2000 Joint Venture	8,953	2,231	892	12,076	10,809
2001 Joint Venture	7,227	2,619	2,440	12,286	11,023
2002 Joint Venture	7,890	2,147	1,831	11,868	10,803
2003 Joint Venture	10,878	4,304	3,086	18,268	17,550

	$39,748	$13,304	$9,939	$62,991	$58,472

	At December 31, 2004
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$906	$853	$1,759	$1,739
1998 Partnership	1,131	1,280	520	2,931	2,783
1999 Partnership	4,070	1,340	641	6,051	5,844
2000 Joint Venture	9,376	2,631	1,079	13,086	11,644
2001 Joint Venture	7,847	3,302	4,041	15,190	13,658
2002 Joint Venture	8,324	2,661	1,517	12,502	11,330
2003 Joint Venture	10,891	4,397	3,716	19,004	18,405

	$41,639	$16,517	$12,367	$70,523	$65,403

The following sensitivity analysis of our Retained Interests at December 31, 2005 highlights the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$60,260	$(2,731)
Losses increase by 100 basis points per annum (2)	$57,590	$(5,401)
Rate of prepayment increases by 5% per annum (3)	$62,057	$(934)
Rate of prepayment increases by 10% per annum (3)	$61,266	$(1,725)
Discount rates increase by 100 basis points	$60,677	$(2,314)
Discount rates increase by 200 basis points	$58,483	$(4,508)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SFAS No. 140 provides requirements for an entity to be considered a QSPE, both initially and in subsequent periods. QSPE status can be impacted in subsequent periods by activities of the transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent structured loan transactions meet the requirements of SFAS No. 140 and the special purpose entities created meet the requirements to be considered QSPEs, we record the transactions as sales. To the extent the special purpose entities are determined not to meet QSPE requirements, we are required to consolidate the assets, liabilities and revenues and expenses of the underlying special purpose entities.

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

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2005 and 2004, our consolidated balance sheets do not include $276.1 million and $321.4 million in assets, respectively, and $220.8 million and $263.4 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2005, the partners’ capital of our QSPEs was approximately $55.3 million compared to the value of the associated Retained Interests of $62.2 million.

The following information summarizes the financial position of the QSPEs at December 31, 2005 and 2004:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)

Loans receivable, net	$15,969	$19,392	$20,203	$23,264	$42,263	$52,540

Total assets	$17,682	$21,662	$21,947	$28,427	$48,253	$57,808

Structured Notes	$15,240	$18,770	$16,795	$22,814	$36,697	$45,604

Total liabilities	$15,314	$18,829	$16,889	$22,940	$36,809	$45,742

Partners’ capital	$2,368	$2,833	$5,058	$5,487	$11,444	$12,066

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2005	2004	2005	2004	2005	2004
	(In thousands)

Loans receivable, net	$49,175	$58,926	$42,843	$52,029	$75,566	$87,640

Total assets	$52,918	$63,591	$46,256	$56,001	$89,017	$93,915

Structured Notes	$42,731	$52,440	$35,844	$45,489	$72,782	$77,586

Total liabilities	$42,845	$52,579	$35,944	$45,615	$72,964	$77,705

Partners’ capital	$10,073	$11,012	$10,312	$10,386	$16,053	$16,210

The following information summarizes the results of operations for the QSPEs (1):

	Years Ended December 31,
	1998 Partnership			1999 Partnership
	2005	2004	2003	2005	2004	2003
	(In thousands)

Interest income	$1,363	$1,174	$1,351	$2,005	$2,624	$3,367

Total revenues	$1,410	$1,203	$1,388	$2,180	$2,979	$3,899

Provision for (reduction of) losses	$(10)	$(206)	$7	$—	$—	$—

Interest expense	$856	$639	$742	$1,200	$1,613	$2,146

Total expenses	$914	$509	$953	$1,279	$1,710	$2,268

Net income	$496	$694	$435	$901	$1,269	$1,631

	Years Ended December 31,
	2000 Joint Venture			2001 Joint Venture
	2005	2004	2003	2005	2004	2003
	(In thousands)

Interest income	$4,680	$5,729	$6,526	$5,185	$5,990	$6,895

Total revenues	$5,295	$6,534	$6,617	$5,843	$6,097	$7,335

Provision for (reduction of) losses	$17	$84	$65	$(415)	$812	$337

Interest expense	$2,977	$3,791	$4,379	$2,945	$3,588	$4,144

Total expenses	$3,155	$4,068	$4,670	$2,703	$4,604	$4,712

Net income	$2,140	$2,466	$1,947	$3,140	$1,493	$2,623

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2002 Joint Venture			2003 Joint Venture
	2005	2004	2003	2005	2004	2003(2)
	(In thousands)

Interest income	$4,681	$5,417	$6,340	$6,408	$5,403	$1,272

Total revenues	$5,070	$6,165	$6,649	$6,603	$5,886	$1,274

Provision for losses	$204	$364	$—	$6	$—	$—

Interest expense	$2,666	$3,380	$4,013	$3,485	$2,403	$519

Total expenses	$3,024	$3,927	$4,233	$3,771	$2,722	$576

Net income	$2,046	$2,238	$2,416	$2,832	$3,164	$698

(1)	Amounts represent 100% of the limited partnership interests in the Joint Ventures.
(2)	From October 7, 2003 (inception) to December 31, 2003.

As of the merger date, we owned 100% of the limited partnership interests in the Joint Ventures. Our limited partnership allocation of the net income of the 2000 Joint Venture, 2001 Joint Venture and 2002 Joint Venture was $1,482,000, $1,027,000 and $816,000, respectively, during 2003. In addition, our limited partnership allocation of the net income of the 2003 Joint Venture was $310,000 from October 7, 2003 (inception) to December 31, 2003.

The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The yield on our Retained Interests, which is comprised of the income earned less realized losses, was 13.8%, 11.5% and 12.3% during 2005, 2004 and 2003, respectively.

Servicing fee income for the years ended December 31, 2005 and 2004 for loans held by the QSPEs was approximately $833,000 and $781,000, respectively. We have not established a servicing asset or liability related to the loans held by the QSPEs as the servicing fees are considered adequate compensation. We were not the servicer for the loans receivable held by the QSPEs prior to the merger; therefore, no servicing fees were earned or received by us prior to March 1, 2004.

We received approximately $15.4 million, $15.1 million and $3.7 million in cash distributions from the Joint Ventures during 2005, 2004 and 2003, respectively.

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

During August 2005, PMC Commercial repurchased a loan from the 2002 Joint Venture which had become “charged-off” as defined in the transaction documents through delinquency and initiation of foreclosure for $1.8 million. Previously, in accordance with Emerging Issues Task Force issue number 02-09, PMC Commercial had recorded the loan receivable and a corresponding due to affiliate at the estimated fair value of the loan receivable of approximately $1.2 million. The limited service hospitality property underlying the loan receivable was sold during September 2005 for approximately $1.6 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During December 2005, PMC Commercial repurchased a loan from the 2000 Joint Venture and a loan from the 2003 Joint Venture which had become “charged-off” as defined in the transaction documents through bankruptcy (previously the loans were collateralized by Amerihost Inns owned by Arlington) for approximately $3.3 million. The estimated fair value of the loans receivable included on our consolidated balance sheet was approximately $3.3 million at December 31, 2005. During 2006, we sold these assets acquired in liquidation for net proceeds of approximately $3.3 million. We financed the sales through originations of loans totaling $2.8 million at interest rates of LIBOR plus 4% and maturity and amortization periods of 20 years.

Note 7. Restricted Investments:

Restricted investments consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Capital expenditures account	$1,104	$1,268
Structured noteholders and Conduit Facility reserve accounts	1,927	1,439
Structured noteholders and Conduit Facility collection accounts	483	369
Other	18	20

	$3,532	$3,096

The capital expenditures account represents restricted investments maintained pursuant to our Lease Agreement. In accordance with the terms of the Lease Agreement, we previously deposited percentage rent received from Arlington into a capital expenditures account for future capital expenditures required to maintain the real estate investments. Funds were released from this account when capital expenditures are incurred. Upon lease rejection in January 2006, these funds were no longer restricted.

The structured noteholders and Conduit Facility reserve and collection accounts represent cash collected that has not yet been remitted to the noteholders or holder and reserve account balances that are required to be held as collateral on behalf of the noteholders or holder. The structured noteholders reserve account is currently at its minimum of $1.4 million. The Conduit Facility reserve account is required to be 2% of its balance outstanding. The collection and reserve accounts consist of cash and liquid money market funds.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Other Assets:

Other assets consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Deferred borrowing costs	$1,340	$103
Assets acquired in liquidation	1,014	804
Investment in Preferred Trust	820	—
Interest receivable	698	329
Prepaid expenses and deposits	653	678
Other	382	235

Other assets	$4,907	$2,149

Note 9. Debt:

Information on our debt was as follows:

	At December 31,					Weighted
	2005		2004		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
	(In thousands)
Notes and debentures payable:
Debentures	$15,500	$16,125	$18,500	$19,297	2010 to 2015	7.10%
Mortgage notes (1)	11,473	11,473	14,191	14,191	2006 to 2019	7.45%
Structured notes	5,167	5,167	7,244	7,244	2006 to 2018	6.37%
Uncollateralized notes	—	—	20,000	20,017	(2)	(2)

	32,140	32,765	59,935	60,749

Junior Subordinated Notes	27,070	27,070	—	—	2035	7.27%

Credit facilities:
Conduit Facility	24,205	24,205	—	—	2008	5.26%
Revolving credit facility	—	—	14,600	14,600	2006	N/A

	24,205	24,205	14,600	14,600

Redeemable preferred stock of subsidiary	4,000	3,575	4,000	3,488	2009 to 2010	4.00%

Debt	$87,415	$87,615	$78,535	$78,837

(1)	At December 31, 2005, we have mortgages on five of our Hotel Properties which are considered held-for-sale totaling approximately $5.9 million included in debt and accrued expenses — real estate investments on our consolidated balance sheet.
(2)	During March 2005, we prepaid, without penalty, the $20.0 million of uncollateralized notes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal payments on our debt at December 31, 2005 were as follows (face amount):

Years Ending
December 31,	Total (1)
(In thousands)

2006	$6,959
2007	799
2008	25,075
2009	3,780
2010	5,549
Thereafter	45,253

$87,415

(1)	Maturities of the structured notes are dependent upon the timing of the cash flows received from the underlying loans receivable; however, for purposes of determining our debt maturities, principal payments were estimated based on required principal payments and prepayments on the underlying loans receivable.

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures have a weighted average cost of funds of 6.0% and semi-annual interest only payments are due until maturity. During March 2005, we “rolled-over” $4.0 million of debentures and repaid $3.0 million of debentures. The $4.0 million of debentures bear interest at a fixed rate of 5.925% and are due on March 1, 2015.

Mortgage Notes
As of December 31, 2005, we had nine mortgage notes, each collateralized by a Hotel Property. The net book value of our mortgaged real estate investments was approximately $16.8 million at December 31, 2005. Four of the mortgage notes are through our subsidiaries formed to issue the mortgage notes and five are through PMC Commercial. During June 2005, we sold one hotel property with a mortgage note of approximately $1.3 million and the mortgage was repaid. During December 2005, we repaid, at maturity, a mortgage of approximately $0.9 million. The five mortgage notes of PMC Commercial relate to five of our Hotel Properties held for sale, have a weighted average interest rate of 6.9%, mature between March 2006 and August 2019 and have amortization periods of 20 years. At December 31, 2005 and 2004, the aggregate balances outstanding on these obligations were approximately $5.9 million and $8.3 million, respectively. During 2006, we sold three Hotel Properties with mortgage notes totaling approximately $3.2 million and the mortgages were repaid.

The four mortgage notes of our subsidiaries relate to our four Hotel Properties to be held and used and have a weighted average interest rate of approximately 8.0% at December 31, 2005. These mortgages are amortized over 20 years, mature from January 2010 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties (subsequent to December 31, 2005, the significant prepayment penalty was waived on one of the Hotel Properties and the mortgage note of approximately $1.5 million was repaid). At December 31, 2005 and 2004, the aggregate balances outstanding on these mortgage notes were approximately $5.6 million and $5.9 million, respectively, of which approximately $3.0 million and $3.1 million at December 31, 2005 and 2004 were guaranteed by PMC Commercial, respectively.

Structured Notes
In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At December 31, 2005 and 2004, the principal amount of the outstanding underlying loans receivable was approximately $10.8 million and $12.9 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Junior Subordinated Notes
On March 15, 2005, PMC Commercial issued Junior Subordinated Notes which are subordinated to PMC Commercial’s existing debt. The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (computed on a 360-day year). The Junior Subordinated Notes may be redeemed at par at our option beginning on March 30, 2010. Interest payments are due on a quarterly basis.

Conduit Facility
On February 7, 2005, we entered into a three-year $100.0 million Conduit Facility. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 1%. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. At December 31, 2005, approximately $35.3 million of our loans were owned by PMC Conduit. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the Conduit Facility has cross default provisions with the revolving credit facility. At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. The annual period was extended to February 6, 2007. At December 31, 2005, we were in compliance with the covenants of this facility.

Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2006 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At December 31, 2005, we were in compliance with the covenants of this facility.

Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA pursuant to the SBIA.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we classified the 4% Preferred Stock as a liability on our consolidated balance sheet. The 4% Preferred Stock was valued at $3,420,000 at the merger date. Dividends of approximately $160,000 and $134,000 were recognized on the 4% Preferred Stock during 2005 and 2004, respectively, and are included in interest expense in our consolidated statement of income.

Interest Paid
During 2005, 2004 and 2003 interest paid was approximately $5,378,000, $4,727,000, and $3,138,000, respectively.

Note 10. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 at the merger date. Dividends of approximately $90,000 and $75,000 were recognized on the 3% Preferred Stock during 2005 and 2004, respectively, and are reflected in our consolidated statements of income as minority interest.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,874,000, 10,134,000 and 6,448,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 5,000, 18,000 and 12,000 shares, respectively, during 2005, 2004 and 2003 for the dilutive effect of stock options.

For purposes of calculating earnings per share, the gain on sale of loans receivable of $711,000 for the year ended December 31, 2003, was combined with income from continuing operations.

Not included in the computation of diluted earnings per share were outstanding options to purchase 74,220, 59,875 and 15,000 common shares during 2005, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the stock.

Note 12. Dividends Paid and Declared:

During 2005, our dividends were declared as follows:

		Amount
Date Paid	Record Date	Per Share

April 11, 2005	March 31, 2005	$0.35
July 11, 2005	June 30, 2005	0.30
October 11, 2005	September 30, 2005	0.30
January 10, 2006	December 31, 2005	0.30

		$1.25

In March 2006, the Board of Trust Managers declared a $0.30 per share quarterly dividend to common shareholders of record on March 31, 2006 which will be paid on April 10, 2006.

We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

Note 13. Taxable Income:

PMC Commercial has elected to be taxed as a REIT under the Code. To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. We may, however, be subject to certain Federal excise taxes and state and local taxes on our income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years.

In order to meet our prior year taxable income distribution requirements, we may make an election under the Code to treat a portion of the distributions declared in the current year as distributions of the prior year’s taxable income.

PMC Commercial has wholly-owned TRS’s which are subject to Federal income taxes: PMCIC, First Western, PMC Funding and PMC Properties. The income generated from the TRS’s is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our ongoing assessment of this future realization, it is more likely than not that they will not be realized.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles our net income to REIT taxable income:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net income	$11,297	$24,781	$8,174
Less: TRS net income, net of tax	(1,414)	(145)	—
Add: book depreciation	1,240	1,872	1,967
Less: tax depreciation	(1,483)	(1,935)	(1,927)
Book/tax difference on property sales	(350)	135	(650)
Book/tax difference on Retained Interests, net	1,880	3,557	672
Impairment losses	2,210	—	—
Negative goodwill	—	(11,593)	—
Asset valuation	181	(516)	310
Other book/tax differences, net	(273)	96	127

REIT taxable income	$13,288	$16,252	$8,673

Distributions declared	$13,569	$14,140	$9,932

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2005		2004		2003
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Ordinary income	$1.194	95.52%	$1.400	100.00%	$1.487	96.53%
Capital gains	0.056	4.48%	—	—	0.053	3.47%

	$1.250	100.00%	$1.400	100.00%	$1.540	100.00%

Income tax provision related to the TRS’s consisted of the following:

	Years Ended December 31,
	2005	2004
	(In thousands)
Federal:
Current provision	$680	$152
Deferred benefit	(22)	(36)

Income tax provision	$658	$116

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Years Ended December 31,
	2005	2004
	(In thousands)

Income before income taxes for TRS’s	$2,072	$261

Expected Federal income tax provision	$725	$91
Preferred dividend of subsidiary recorded as minority interest	31	25
Change in valuation allowance	(112)	—
Other adjustment	14	—

Income tax provision	$658	$116

The components of the net deferred tax asset were as follows:

	Years Ended December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Secondary Market Loan Sales	$142	$76
Servicing asset	132	188
Premiums on acquired notes and debentures payable	101	133
Loan valuation	92	105
Operating loss carryforwards	8	112
Other	23	4

Total gross deferred tax assets	498	618
Valuation allowance	—	112

	498	506

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	149	179

Total gross deferred tax liabilities	149	179

Deferred tax asset, net	$349	$327

The net operating loss carryforwards at December 31, 2004 were generated by PMC Funding and are available to offset future taxable income of PMC Funding. At the time of the merger, management believed that we would not realize the benefit of PMC Funding’s net operating loss carryforwards and a valuation allowance was established. However, based on PMC Funding’s current pretax earnings, primarily resulting from a gain on the sale of an asset acquired in liquidation, management now believes that we will realize the full benefit of these net operating loss carryforwards. Accordingly, the valuation allowance was reversed during 2005.

The net operating loss carryforwards at December 31, 2005 were generated by PMC Properties and are available to offset future taxable income of PMC Properties. Based on estimates of future pretax earnings for the properties, management believes that we will realize the full benefit of these net operating loss carryforwards. The net operating loss carryforwards expire in 2025.

We paid $467,500 and $85,000 in income taxes during 2005 and 2004, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Other Income:

Other income consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Servicing income (1)	$1,222	$1,142	$—
Other loan related income	646	475	231
Premium income (1)	618	526	—
Prepayment fees	590	656	108
Hotel Property revenues (2)	300	—	—
Equity in earnings of unconsolidated subsidiary	45	—	—
Debt release income	—	175	—

Other income	$3,421	$2,974	$339

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market. Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.
(2)	Represents the revenue of our Hotel Property in continuing operations at December 31, 2005 which we operated through a third party management company.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Discontinued Operations:

Discontinued operations of our hotel properties (15 hotel properties, 17 hotel properties and 18 hotel properties during 2005, 2004 and 2003, respectively) and assets acquired in liquidation (primarily two limited service hospitality property during 2005) consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Hotel and Lease Operations:
Revenues:
Lease income — base and other	$2,782	$4,366	$4,761
Straight-line rental income	854	482	—
Lease termination fee income	—	624	—
Hotel operating revenues	324	—	—

Total revenues	3,960	5,472	4,761

Expenses:
Depreciation	881	1,456	1,476
Property tax expense	849	—	—
Interest expense (1)	481	554	621
Hotel operating expenses	300	—	—
Advisory fees	—	48	293

Total expenses	2,511	2,058	2,390

Net earnings, hotel and lease operations	1,449	3,414	2,371

Assets Acquired in Liquidation Operations:
Revenues	124	15	—
Expenses	117	2	—

Net earnings, assets acquired in liquidation operations	7	13	—

Total net earnings	1,456	3,427	2,371
Net gain (loss) on sales of real estate	2,256	(252)	283
Impairment losses	(1,395)	—	—

Discontinued operations	$2,317	$3,175	$2,654

(1)	Represents interest expense on the mortgages payable related to our hotel properties held for sale. These mortgages payable at December 31, 2005 will either be repaid as a result of the sales or as they mature. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property sales included in discontinued operations consisted of the following:

	Years Ended December 31,
	2005		2004	2003
	(In thousands, except number of property sales and footnotes)
Property sold:
Hotel properties	6		2	1
Assets acquired in liquidation	4		7 (1)	1

	10		9	2

Hotel Properties:
Net sales proceeds	$12,804	(2)	$3,513	$2,160 (3)
Cost of sales	(11,508)		(3,983)	(1,877)

	1,296		(470)	283

Assets Acquired in Liquidation:
Net sales proceeds	5,978	(4)(5)	3,052 (6)	333
Cost of sales	(5,018)		(2,834)	(333)

	960		218	—

Net gain (loss) on sales of real estate	$2,256		$(252)	$283

(1)	Includes four sales of real estate (assets acquired in liquidation) by First Western with net sale proceeds of $423,000, net book value of $416,000 and a net gain on sales of real estate of $7,000.
(2)	We financed the sale of three of the hotel properties through origination of loans aggregating $4,770,000 with interest rates of LIBOR plus 4%.
(3)	We financed the hotel property sale through origination of a loan of $1,669,000 at an interest rate of LIBOR plus 4%.
(4)	Includes a limited service hospitality property with sales proceeds of $3,098,000, including origination of a loan of $2,500,000 with an interest rate of LIBOR plus 4%. As the down payment received was not sufficient to qualify for full accrual gain treatment, we recorded an installment gain of approximately $86,000 and the remaining gain of approximately $344,000 was deferred and is included in other liabilities on our consolidated balance sheet.
(5)	We financed one of the asset acquired in liquidation sales through origination of a loan of $1,225,000 with an interest rate of LIBOR plus 4%.
(6)	We financed two of the assets acquired in liquidation sales through origination of loans of $900,000 each with interest rates of LIBOR plus 4.5%.

Note 16. Dividend Reinvestment and Cash Purchase Plan:

We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. The optional cash purchase plan was suspended during January 2000. Subsequent to January 2000, no plan shares have been issued since we have been using the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan.

Note 17. Share Repurchase Program:

On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding Common Shares, expiring August 31, 2006. The Common Shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of December 31, 2005, we had acquired 129,400 Common Shares under the share repurchase program for an aggregate purchase price of approximately $1,643,000, including commissions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Profit Sharing Plan:

Commencing with the merger, we have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $244,000 and $183,000 was expensed during 2005 and 2004, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

Note 19. Share-Based Compensation Plans:

At December 31, 2005, we have options outstanding under share-based compensation plans: the 2005 Equity Incentive Plan, the 1993 Employee Share Option Plan and the Trust Manager Share Option Plan. The 1993 Employee Share Option Plan and the Trust Manager Share Option Plan expired in December 2003; thus, no additional options will be issued under these two plans.

We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders. We granted 36,700 option awards and 9,060 restricted shares under the 2005 Equity Incentive Plan during 2005. Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms.

The Trust Manager Share Option Plan was a nondiscretionary plan pursuant to which options to purchase 2,000 Common Shares were granted to certain trust managers on the date such trust manager took office. In addition, options to purchase 1,000 shares were granted on June 1 of each year through December 31, 2003. Such options were exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Manager Share Option Plan became exercisable one year after date of grant and expired if not exercised on the earlier of (1) 30 days after the option holder no longer held office for any reason or (2) within five years after date of grant. We issued 5,000 options under the Trust Manager Plan during 2003. Due to expiration of the Trust Manager Share Option Plan, we did not grant any options under the Trust Manager Share Option Plan during 2005 or 2004.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our stock options as of December 31, 2005, 2004 and 2003 and the changes during the years ended on those dates are as follows:

	2005		2004		2003
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	164,260	$15.86	150,876	$12.64	204,426	$13.86
Granted	36,700	$14.54	—	—	5,000	$13.78
Acquired in the merger	—	—	88,483	$19.19	—	—
Exercised	(9,400)	$13.13	(59,500)	$11.58	(6,500)	$12.76
Forfeited	(5,652)	$20.14	(92)	$12.97	(8,950)	$14.92
Expired	(15,795)	$24.49	(15,507)	$19.97	(43,100)	$18.05

Outstanding, December 31	170,113	$14.78	164,260	$15.86	150,876	$12.64

Exercisable, December 31	170,113	$14.78	164,260	$15.86	145,876	$12.60

Weighted-average fair value of stock options granted during the year	$0.69		—		$0.38

Our stock option exercise prices are greater than the market price of our stock at December 31, 2005. As a result, the intrinsic value of stock options outstanding or exercisable at December 31, 2005 is zero.

Upon notification of intent to exercise stock options, our policy is to first verify that the options are exercisable, then to contact our transfer agent instructing them to issue new shares and then to collect the cash proceeds. We received approximately $123,000 and $378,000 in cash proceeds related to the cash exercise of stock options during 2005 and 2004, respectively. In addition, during 2004 we issued 6,620 Common Shares to certain of our executive officers in exchange for 27,750 stock options utilizing stock-for-stock exercise provisions of the 1993 Employee Share Option Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005 (1)	2003

Assumption:
Expected Term (years)	3.0	3.0
Risk-Free Interest Rate	3.74%	1.48%
Expected Dividend Yield	9.16%	11.03%
Expected Volatility	16.63%	18.50%
Forfeiture Rate	5.00%	—

(1)	No options were granted during the year ended December 31, 2004.

The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. Historical volatility was used to determine our expected volatility. Our historical dividend yield was used to determine our expected dividend yield. For the 2005 grant, we assumed a forfeiture rate of 5% based on our historical forfeiture experience. We recorded compensation expense of approximately $23,000 during 2005 related to the 2005 option grant.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 11, 2005 with a market price for the shares of $14.54 on that date. The restricted share awards vest based over two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). There were no forfeitures of restricted shares during 2005. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $83,000 during 2005 for the vested portion of our restricted share issuance. As of December 31, 2005, there was approximately $49,000 of total unrecognized compensation expense related to the unvested restricted shares which will be recognized over the next two years.

We assumed unearned share compensation in the merger representing the intrinsic value of unvested options assumed that vest as the employees provide future services. Compensation expense was recognized over the vesting period. We recorded compensation expense of approximately $7,000 during 2004 related to these unvested options.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contract Life	Exercise
Exercise Prices	Outstanding	(in years)	Price
$12.97 to $14.90	135,843	2.4	$13.56
$17.95 to $21.62	34,270	1.0	$19.61

$12.97 to $21.62	170,113	2.1	$14.78

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Supplemental Disclosure of Cash Flow Information:

Our non-cash investing activities were as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Reclassification from loans receivable to assets acquired in liquidation	$5,657	$2,115	$—

Loans receivable originated in connection with sales of hotel properties	$4,770	$—	$1,669

Loans receivable originated in connection with the sale of assets acquired in liquidation	$3,725	$1,800	$—

Loan receivable established through due to affiliates, net	$415	$2,126	$—

Reduction of due to affiliate and Retained Interests	$2,126	$—	$—

Note receivable and deferred liability recorded upon sale of hotel property	$197	$443	$—

Loans and interest receivable transferred to QSPEs, net	$—	$—	$4,592

Reclassification from Retained Interests to due to affiliate, net	$—	$—	$781

See Note 3 for information on assets acquired and liabilities assumed in connection with the merger with PMC Capital.

Note 21. Fair Values of Financial Instruments:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$157,574	$158,579	$128,234	$129,392
Retained Interests	62,991	62,991	70,523	70,523
Cash and cash equivalents	3,967	3,967	9,065	9,065
Restricted investments	3,532	3,336	3,096	2,829
Mortgage-backed security of affiliate	833	833	1,027	1,027

Liabilities:
Notes and debentures payable	26,900	27,092	60,749	61,376
Redeemable preferred stock of subsidiary	3,575	3,575	3,488	3,488
Credit facilities	24,205	24,205	14,600	14,600
Junior subordinated notes	27,070	27,070	—	—
Debt and accrued expenses — real estate investments held for sale	6,273	6,265	—	—

Loans receivable, net: We generally estimate the fair value of variable-rate loans to approximate the remaining unamortized principal of the loan less any purchase or other discounts, unless there is doubt as to realization of the loan. In addition, we generally estimate the fair value of fixed-rate loans based on a net present value calculation utilizing current market interest rates and anticipated principal collections. A valuation reserve is established for a problem loan based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

Retained Interests and Mortgage-backed security of affiliate: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 6.

Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.

Restricted investments: The fair value of the reserve fund associated with the 1998 structured loan financing transaction is estimated by utilizing discounted cash flow techniques based on management’s estimates of market rates including risks inherent in the transaction. The carrying amounts of the reserve fund associated with the Conduit Facility and the remaining restricted investments are considered to be a reasonable estimate of fair value due to the relatively short maturity of these funds.

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

Credit facilities and junior subordinated notes: The carrying amount is a reasonable estimation of fair value as the interest rates on these instruments are variable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt and accrued expenses — real estate investments held for sale: The estimated fair value of the debt is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

Note 22. Related Party Transactions:

Prior to the merger, our investment advisor was a subsidiary of PMC Capital, Inc. In addition, property acquisitions were supervised pursuant to a separate agreement with the subsidiary.

     Fees consisted of the following:

	Years Ended December 31,
	2004 (1)	2003
	(In thousands)
Investment management fee	$310	$2,047
Lease supervision fee	60	378

Total fees incurred	370	2,425
Less:
Management fees included in discontinued operations	(48)	(293)
Fees incurred on behalf of the QSPEs	(74)	(338)
Cost of structured loan sale transactions	—	(102)
Cost of property sales	—	(10)
Fees capitalized as cost of originating loans	—	(108)

Advisory and servicing fees to affiliate, net	$248	$1,574

(1)	Represents the period from January 1, 2004 to February 28, 2004.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Selected Quarterly Financial Data: (unaudited)

The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2005
		Income From	Income Before
		Continuing	Extraordinary	Net		Earnings
	Revenues (1)	Operations (1)	Item	Income		Per Share (2)
	(In thousands, except earnings per share and footnotes)
First Quarter	$6,224	$3,050	$4,116	$4,116		$0.38
Second Quarter	6,184	1,430	2,233	2,233	(3)	0.20
Third Quarter	6,465	1,663	2,004	2,004	(4)	0.19
Fourth Quarter	6,711	2,837	2,944	2,944		0.27

	$25,584	$8,980	$11,297	$11,297		$1.04

	Year Ended December 31, 2004
		Income From	Income Before
		Continuing	Extraordinary	Net		Earnings
	Revenues (1)	Operations (1)	Item	Income		Per Share (2)
	(In thousands, except earnings per share and footnotes)
First Quarter	$3,467	$2,057	$2,653	$14,246	(5)	$0.33
Second Quarter	5,642	2,678	3,583	3,583		0.33
Third Quarter	5,732	2,251	3,148	3,148	(6)	0.29
Fourth Quarter	6,390	3,027	3,804	3,804		0.35

	$21,231	$10,013	$13,188	$24,781		$1.30

(1)	Certain amounts were previously reported in continuing operations in our quarterly filings on Form 10-Q. Such amounts have been reclassified to discontinued operations in accordance with SFAS No. 144.
(2)	Represents earnings per share based on income before extraordinary item.
(3)	Includes gains of $978,000 from the sale of two hotel properties.
(4)	Includes gains of $865,000 from the sale of two assets acquired in liquidation.
(5)	Includes negative goodwill of $11,593,000 related to the merger.
(6)	Includes a loss of $354,000 from the sale of a hotel property. Also includes termination fee income of $624,000 from the sale of a hotel property.

Note 24. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $50.5 million at December 31, 2005, of which approximately (1) $8.7 million were for prime-based loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales and (2) approximately $2.4 million represents commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to PMC Commercial or its affiliates. Therefore, PMC Commercial will borrow funds to make investments even though our SBICs have available cash and cash equivalents.

At December 31, 2005, all of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 2.0% to 2.75% and over LIBOR generally ranging from 3.25% to 4.5%. The weighted average interest rate on our loan commitments and approvals at December 31, 2005 was approximately 8.1%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Amount
(In thousands)
2006	$167
2007	179
2008	191
2009	203
2010	214
2011	186

Total	$1,140

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $165,000 and $133,000 during 2005 and 2004, respectively.

Employment Agreements
We have employment agreements with our executive officers. During the second quarter of 2005, we extended the outstanding employment periods of certain of these officers from July 2007 to July 2008. Future payments under these contracts are approximately $1,147,000, $1,147,000 and $669,000 for 2006, 2007 and 2008, respectively. Compensation to executive officers was approximately $1.4 million and $1.1 million during 2005 and 2004, respectively.

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

Environmental
PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at December 31, 2005 to remediate an environmental obligation related to an asset it sold. The sale was financed by PMC Capital through origination of a loan with a current outstanding principal balance of approximately $450,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

In the normal course of business, including our assets acquired in liquidation, we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Other

If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.

Pursuant to SBA rules and regulations, distributions from our consolidated subsidiaries, First Western, PMCIC and Western Financial are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2005, dividends available for distribution were approximately $2.5 million.

Note 25. Business Segments:

Operating results and other financial data are presented for our reportable business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans receivable to small businesses primarily in the hospitality industry and (2) the Property Division which owns our Hotel Properties and operates certain of our Hotel Properties. The operations of our lending division are reviewed by our chief operating decision makers in assessing its performance, to make business decisions and to allocate resources. We do not differentiate between subsidiaries or loan programs for this purpose.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our business segment data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
	2005			2004
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$14,699	$14,699	$—	$11,136	$11,136	$—
Lease income and other property income	1,427	—	1,427	1,332	—	1,332
Income from Retained Interests	9,458	9,458	—	8,763	8,763	—

Total	25,584	24,157	1,427	21,231	19,899	1,332

Expenses:
Interest (1)	4,805	3,787	1,018	3,995	2,928	1,067
Depreciation	359	3	356	416	2	414
Salaries and related benefits (2)	4,553	4,098	455	3,557	3,201	356
Advisory and servicing fees to affiliate, net	—	—	—	248	236	12
General and administrative (2)	3,304	2,399	905	1,882	1,868	14
Realized losses on Retained Interests	467	467	—	1,182	1,182	—
Provision for loss on rent and related receivables	1,255	—	1,255	—	—	—
Impairment losses	815	—	815	—	—	—
Provision for (reduction of) loan losses, net	298	298	—	(253)	(253)	—

Total	15,856	11,052	4,804	11,027	9,164	1,863

Income (loss) before income tax provision, minority interest, discontinued operations and extraordinary item	9,728	13,105	(3,377)	10,204	10,735	(531)
Income tax provision	(658)	(658)	—	(116)	(116)	—
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	—	(75)	(75)	—

Income (loss) from continuing operations	8,980	12,357	(3,377)	10,013	10,544	(531)

Discontinued operations:
Net gain (loss) on sales of real estate	2,256	960	1,296	(252)	218	(470)
Impairment losses	(1,395)	—	(1,395)	—	—	—
Net earnings	1,456	7	1,449	3,427	13	3,414

Total discontinued operations	2,317	967	1,350	3,175	231	2,944

Income (loss) before extraordinary item	11,297	13,324	(2,027)	13,188	10,775	2,413
Extraordinary item:
Negative goodwill	—	—	—	11,593	11,593	—

Net income (loss)	$11,297	$13,324	$(2,027)	$24,781	$22,368	$2,413

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division. The property division was allocated approximately $555,000 and $585,000 of this interest during 2005 and 2004, respectively.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight. To the extent we sell our Hotel Properties, there will be no material reduction in our aggregate general and administrative expenses.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2003
		Lending	Property
	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$6,115	$6,115	$—
Lease income	1,215	—	1,215
Income from Retained Interests	2,942	2,942	—

Total	10,272	9,057	1,215

Expenses:
Interest (1)	2,583	1,483	1,100
Depreciation	403	—	403
Advisory and servicing fees to affiliate, net	1,574	1,499	75
General and administrative	526	509	17
Impairment losses	67	67	—
Provision for loan losses	310	310	—

Total	5,463	3,868	1,595

Income (loss) from continuing operations	4,809	5,189	(380)

Discontinued operations:
Net gain on sales of real estate	283	—	283
Net earnings	2,371	—	2,371

Total discontinued operations	2,654	—	2,654

Gain on sale of loans receivable	711	711	—

Net income	$8,174	$5,900	$2,274

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division. The property division was allocated approximately $600,000 of this interest during 2003.

Total assets were allocated as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Lending Division	$232,603	$214,252	$86,014
Property Division	26,589	39,588	45,722

	$259,192	$253,840	$131,736

Additions to furniture, fixtures and equipment were as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Lending Division	$—	$10	$—
Property Division	366	595	290

	$366	$605	$290

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except footnotes)

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end
Description	of period	expenses	accounts	Deductions		of period
Year ended December 31, 2003:
Loan Loss Reserves	$365	$310	$—	$—		$675

Year ended December 31, 2004:
				$(258)	(1)
				(675)	(2)

Loan Loss Reserves	$675	$422	$—	$(933)		$164

Deferred Tax Asset Valuation Allowance	$—	$—	$171 (3)	$—		$171

Year ended December 31, 2005:
				(35)	(1)
				(18)	(4)
				(9)	(5)

Loan Loss Reserves	$164	$325	$—	$(62)		$427

Deferred Tax Asset Valuation Allowance	$171	$—	$—	$(171)	(6)	$—

Provision on Rent and Related Receivables	$—	$1,255 (7)	$—			$1,255

(1)	Principal written off.
(2)	During 2004, $675,000 of previously recorded loan loss reserves was reversed due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment in full of all principal on the loan.
(3)	We acquired net operating losses in the merger with PMC Capital which were fully reserved at acquisition.
(4)	During 2005, $18,000 of previously recorded loan loss reserves were reversed due to the reduction in expected loss on a loan.
(5)	Represents recovery of loans previously written off.
(6)	At the time of the merger in 2004, management believed that we would not realize the benefit of the net operating loss carryforwards from one of our taxable REIT subsidiaries and a valuation allowance was established. However, based on current pretax earnings, management now believes we will realize the full benefit of these net operating loss carryforwards. Accordingly, the valuation allowance was reversed during 2005.
(7)	During 2005, we established an allowance against our rent and related receivables from Arlington based on best available information provided to us through the Arlington bankruptcy proceedings.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands, except footnotes)

					Cost Capitalized					Gross Amounts at
					Subsequent			Recorded		Which Carried at
		Initial Cost			To Acquisition			Impairment		Close of Period (1)
			Building	Furniture		Building	Furniture	Building	Furniture		Building	Furniture
			and	and		and	and	and	and		and	and
Description of Property	Encumbrances	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Improvements	Fixtures	Land	Improvements	Fixtures	Total
The following are all hotel properties operating as Amerihost Inns
Coopersville, MI(2)	$1,265	$242	$1,999	$180	$—	$4	$107	$(697)	$(287)	$242	$1,306	$—	$1,548
Grand Rapids-N, MI(2)	1,430	221	2,323	180	—	5	76	(554)	(256)	221	1,774	—	1,995
Grand Rapids-S, MI(2)	1,345	368	2,173	183	—	4	157	(605)	(340)	368	1,572	—	1,940
Mosinee, WI(2)	1,021	140	1,416	159	—	3	83	—	—	140	1,419	242	1,801
Mt. Pleasant, IA(2)	—	179	1,851	189	—	4	102	—	—	179	1,855	291	2,325
Rochelle, IL(2)	804	221	2,017	183	—	4	161	—	—	221	2,021	344	2,586
Tupelo, MS(2)	—	236	1,901	183	—	4	124	—	—	236	1,905	307	2,448
Wooster - E, OH(2)	—	171	1,673	174	—	3	67	—	—	171	1,676	241	2,088
Wooster - N, OH(2)	—	263	1,575	229	—	7	73	—	—	263	1,582	302	2,147
Macomb, IL	1,515	194	2,277	180	—	4	78	—	—	194	2,281	258	2,733
Sycamore, IL	1,476	250	2,220	180	—	4	110	(666)	(279)	250	1,558	11	1,819
Marysville, OH	1,258	300	2,712	237	—	6	113	(531)	(347)	300	2,187	3	2,490
Plainfield, IN	1,359	300	1,962	180	—	4	82	(508)	(262)	300	1,458	—	1,758

	$11,473	$3,085	$26,099	$2,437	$—	$56	$1,333	$(3,561)	$(1,771)	$3,085	$22,594	$1,999	$27,678

(1)	The aggregate cost of our real estate for Federal income tax purposes was $33,010,000 (unaudited).
(2)	Real estate investment held for sale.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands)

Description of Property	Accumulated
	Depreciation —				Life on Which
	Building and				Depreciation in
The following are all hotel	Improvements;				Latest
properties operating as	Furniture and		Date of	Date of	Income Statement
Amerihost Inns	Fixtures		Construction	Acquisition	Is Computed
Coopersville, MI	$—	(1)	1/9/1996	6/30/1998	7 - 35 years	(7)
Grand Rapids-N, MI	—	(2)	7/5/1995	6/30/1998	7 - 35 years	(7)
Grand Rapids-S, MI	—	(3)	6/11/1997	6/30/1998	7 - 35 years	(7)
Mosinee, WI	485		4/30/1993	6/30/1998	7 - 35 years	(7)
Mt. Pleasant, IA	606		7/2/1997	6/30/1998	7 - 35 years	(7)
Rochelle, IL	631		3/7/1997	6/30/1998	7 - 35 years	(7)
Tupelo, MS	588		7/25/1997	6/30/1998	7 - 35 years	(7)
Wooster - E, OH	543		1/18/1994	6/30/1998	7 - 35 years	(7)
Wooster - N, OH	555		10/21/1995	6/30/1998	7 - 35 years	(7)
Macomb, IL	630		5/1/1995	3/23/1999	7 - 35 years
Sycamore, IL	27	(4)	5/31/1996	3/23/1999	7 - 35 years
Marysville, OH	38	(5)	6/1/1990	3/5/1999	7 - 35 years
Plainfield, IN	25	(6)	9/1/1992	3/5/1999	7 - 35 years

	$4,128

(1)	Recorded a reduction in accumulated depreciation of $609,000 during 2005 as a result of an asset impairment.
(2)	Recorded a reduction in accumulated depreciation of $663,000 during 2005 as a result of an asset impairment.
(3)	Recorded a reduction in accumulated depreciation of $638,000 during 2005 as a result of an asset impairment.
(4)	Recorded a reduction in accumulated depreciation of $566,000 during 2005 as a result of an asset impairment.
(5)	Recorded a reduction in accumulated depreciation of $701,000 during 2005 as a result of an asset impairment.
(6)	Recorded a reduction in accumulated depreciation of $512,000 during 2005 as a result of an asset impairment.
(7)	For our real estate investments held for sale, depreciation was discontinued during 2005.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(In thousands, except footnotes)

Gross amount carried:
		Totals
Balance at December 31, 2002		$54,418

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	290

Other (describe)	—	$290

Deductions during period:
Cost of real estate sold.	$(2,159)

Other (describe)		$(2,159)

Balance at December 31, 2003.		$52,549

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	595

Other (describe)	—	$595

Deductions during period:
Cost of real estate sold	$(4,913)

Other (describe)		$(4,913)

Balance at December 31, 2004		$48,231

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	366

Other (describe)	—	$366

Deductions during period:
Cost of real estate sold	$(13,656)

Other (1)	(7,263)	$(20,919)

Balance at December 31, 2005 (2)		$27,678

(1)	Impairment recorded.
(2)	Includes properties held for sale with a cost of $18,879,000 and accumulated depreciation of $3,409,000.
(3)	Includes properties soled of $2,601,000 and adjustments for recorded impairments of $4,658,000.

Accumulated Depreciation:
Balance at December 31, 2002	$7,613
Additions during period:
Depreciation expense during the period	1,879

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(282)

Balance at December 31, 2003	$9,210

Additions during period:
Depreciation expense during the period	1,870

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(931)

Balance at December 31, 2004	$10,149

Additions during period:
Depreciation expense during the period	1,236

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the
period (3)	(7,257)

Balance at December 31, 2005 (2)	$4,128

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005
(Dollars in thousands, except footnotes)

Conventional Loans — States 2% or greater (1):

								Principal amount
	Number					Final	Carrying	of loans subject to
	of	Size of Loans		Interest Rate		Maturity	Amount of	delinquent principal
	Loans	From	To	Variable	Fixed	Date	Mortgages	or “interest”
Texas (2)	12	$0	$1,000	8.05% to 8.55%	10.50%	8/16/14--2/25/24	$6,558	$—
Texas (3)	8	$1,000	$2,000	8.05% to 9.05%	NA	3/1/22--9/13/25	11,806	—
Arizona	2	$0	$1,000	8.05% to 8.30%	NA	5/1/23--7/29/25	1,728	—
Arizona	4	$1,000	$2,000	8.550%	NA	4/29/24--9/29/24	5,044	—
Arizona	1	$2,000	$3,000	8.75%	NA	12/21/2025	2,537	—
Arizona	2	$3,000	$4,000	8.13% to 8.30%	NA	1/1/24--10/13/25	6,119	—
Virginia	1	$0	$1,000	8.550%	NA	12/1/2006	615	—
Virginia	3	$1,000	$2,000	8.050%	NA	2/28/23--10/4/24	4,120	—
Virginia	3	$3,000	$4,000	8.05% to 8.55%	NA	4/25/23--6/29/24	9,557	—
Ohio (4)	3	$0	$1,000	NA	9.00% to 10.50%	5/31/16--11/28/20	1,296	624
Ohio	5	$1,000	$2,000	8.23% to 8.50%	5.50%	9/28/09--10/27/25(5)	6,927	1,180
Ohio	1	$2,000	$3,000	8.050%	NA	2/5/2024	2,843	—
Florida	1	$0	$1,000	NA	10.25%	4/30/2006	512	—
Florida	1	$2,000	$3,000	NA	8.24%	1/1/2024	2,833	—
Florida	2	$3,000	$4,000	8.04% to 8.30%	NA	7/1/24--4/1/25	6,915	—
Oregon	2	$0	$1,000	7.55% to 7.80%	NA	9/8/25--9/15/25	1,330	—
Oregon	2	$1,000	$2,000	8.30%	9.40%	3/20/18--1/14/25	2,475	—
Oregon	1	$2,000	$3,000	8.30%	NA	9/8/2025	2,456	—
New Mexico	1	$0	$1,000	8.30%	NA	3/10/2023	831	—
New Mexico	2	$1,000	$2,000	8.30% to 8.55%	NA	3/4/24--5/17/24	2,639	—
New Mexico	1	$2,000	$3,000	8.05%	NA	4/15/2025	2,480	—
Pennsylvania	1	$0	$1,000	9.05%	NA	12/29/2015	486	—
Pennsylvania	2	$1,000	$2,000	8.05% to 8.55%	NA	9/5/23--9/29/25	2,639	—
Pennsylvania	1	$2,000	$3,000	NA	10.80%	9/1/2017	2,051	—
Tennessee	4	$1,000	$2,000	7.96% to 8.55%	NA	3/1/06--11/8/25	5,140	—
Louisiana	1	$1,000	$2,000	7.93%	NA	4/16/2023	1,621	—
Louisiana	1	$3,000	$4,000	8.05%	NA	11/3/2025	3,213	—
Missouri	3	$1,000	$2,000	8.05% to 8.49%	NA	4/1/06--12/15/25	4,739	—
New York (6)	1	$0	$1,000	10.30%	NA	9/19/2013	376	—
New York	3	$1,000	$2,000	7.55% to 8.42%	NA	4/9/23--3/1/24	4,277	—
Michigan	1	$1,000	$2,000	8.05%	NA	8/26/2025	1,491	—
Michigan	1	$3,000	$4,000	8.43%	NA	12/27/2024	3,013	—
Mississippi	2	$1,000	$2,000	8.30%	9.25%	4/14/18--12/23/24	2,255	—
Mississippi	1	$2,000	$3,000	8.55%	NA	9/29/2023	2,232	—
Alabama	4	$0	$1,000	8.30%	6.00% to 9.50%	6/1/06--12/2/24	1,685	—
Alabama	1	$1,000	$2,000	8.00%	NA	4/27/2026	1,996	—
North Carolina	3	$1,000	$2,000	8.55%	NA	5/5/23--5/20/24	2,977	36
California	2	$0	$1,000	NA	11.25% to 11.28%	7/1/01--6/29/07(7)	889	—
California	1	$2,000	$3,000	8.30%	NA	9/18/2023	2,039	—
Iowa	1	$2,000	$3,000	8.05%	NA	5/12/2023	2,871	—
Other (8)	10	$0	$1,000	8.30% to 8.55%	8.5% to 11.25%	11/1/04--4/11/25(9)(10)	6,390	—
Other	6	$1,000	$2,000	8.30% to 8.50%	9.60% to 9.77%	2/27/18--4/11/25	7,243	—

	108						$141,244	$1,840

Footnotes:

(1)	As of December 31, 2005, there were no individual mortgage loans that were 3% of the total loans outstanding.
(2)	Includes one loan with principal outstanding of approximately $351,000 which is collateralized by a second lien on the property which is subordinated to our first lien on the property.
(3)	Includes one loan with principal outstanding of approximately $1,081,000 which is collateralized by a second lien on the property which is subordinated to our first lien on the property.
(4)	Includes two impaired loans related to one property with a carrying amount of $304,000 as reduced by valuation reserves of $319,500.
(5)	Includes one loan with a maturity date of December 1, 2005. We are currently negotiating with the borrower to refinance the loan.
(6)	Includes two loans with principal outstanding of approximately $913,000 and $418,000 which are collateralized by second liens on properties which are subordinated to our first liens on the respective property.
(7)	Includes one loan with an original maturity date of July 1, 2001. We are currently awaiting information from the bankruptcy court; however, the statute of limitations has been extended.
(8)	Loan is collateralized by a second lien on the property.
(9)	Includes one loan with principal outstanding of approximately $222,000 which is collateralized by a second lien on the property which is subordinated to our first lien on the property.
(10)	Includes an impaired loan with a face value of $947,000 and a valuation reserve of $6,000.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005
(Dollars in thousands, except footnotes)

SBA 7(a) Loans — States 2% or greater (1) (2):

									Principal amount
	Number					Final	Carrying		of loans subject to
	of	Size of Loans		Interest Rate		Maturity	Amount of		delinquent principal
	Loans	From	To	Variable	Fixed	Date	Mortgages		or "interest"
Texas	34	$0	$100	7.75% to 9.50%	7.25% to 11.00%	6/15/06--11/22/25	$1,159		$18
Texas	12	$100	$200	7.75% to 9.50%	NA	1/23/17--2/15/30	1,835		—
Texas	4	$200	$300	7.75% to 9.00%	NA	5/22/23--6/10/29	1,067		—
Texas	2	$300	$400	8.50% to 8.625%	NA	1/25/21--6/19/21	691		—
Texas	1	$400	$500	8.50%	NA	8/23/2024	402		—
Georgia	5	$0	$100	7.75% to 9.50%	NA	1/1/06--8/25/25	133		—
Georgia	2	$100	$200	8.63% to 9.50%	NA	9/25/21--7/22/30	323		—
Georgia	2	$300	$400	7.75% to 8.75%	NA	2/28/17--11/10/24	640	(3)	—
Georgia	2	$400	$500	8.75% to 9.00%	NA	6/1/15--9/23/24	883		—
Georgia	1	$500	$600	7.75%	NA	6/29/2024	545		—
Kansas	2	$0	$100	8.50% to 9.50%	NA	3/17/18--5/13/23	95		—
Kansas	2	$100	$200	8.50% to 8.75%	NA	5/18/21--11/14/22	268		—
Kansas	1	$1,200	$1,300	8.75%	NA	4/11/2025	1,246		—
Ohio	2	$0	$100	7.75% to 8.75%	NA	10/3/15--10/16/20	101		—
Ohio	3	$100	$200	8.25% to 9.50%	NA	12/29/17--1/7/25	463		—
Ohio	2	$200	$300	8.25% to 9.13%	NA	10/26/19--3/31/30	410		—
Ohio	1	$300	$400	9.25%	NA	7/30/2024	306		—
Missouri	2	$0	$100	9.00% to 9.50%	NA	2/20/11--7/10/23	88		—
Missouri	1	$100	$200	8.75%	NA	3/29/2022	120	(4)	—
Missouri	1	$200	$300	8.75%	NA	12/14/2029	236		—
Missouri	1	$300	$400	8.75%	NA	2/20/2026	308		—
Oklahoma	4	$100	$200	8.25% to 9.50%	NA	5/27/24--10/15/24	498		—
Oklahoma	1	$200	$300	9.25%	NA	8/25/2030	200		—
New Mexico	1	$200	$300	9.50%	NA	8/30/2024	216		—
New Mexico	1	$300	$400	NA	8.25%	5/11/2025	391		—
Florida	6	$0	$100	8.75% to 9.50%	NA	12/14/08--12/16/17	155		—
Florida	1	$300	$400	8.50%	NA	3/18/2018	387		—
Alabama	2	$200	$300	8.50% to 9.00%	NA	4/28/23--7/27/25	510		—
Other	23	$0	$100	8.50% to 9.50%	5.75% to 10.50%	5/10/06--9/9/25	895		208
Other	8	$100	$200	7.75% to 8.75%	NA	11/27/11--3/17/25	1,222	(5)	—
Other	1	$200	$300	9.00%	NA	9/29/2025	233		—
Other	1	$300	$400	8.50%	NA	8/16/2024	304		—

	132						$16,330		$226

Footnotes:

(1)	As of December 31, 2005, there were no individual mortgage loans that were 3% of the total loans outstanding.
(2)	Includes approximately $732,000 of loans not secured by real estate and $487,000 of loans secured by second liens on properties which are subordinated to our first liens on the respective properties.
(3)	Includes an impaired loan with a face value of $343,000 and a valuation reserve of $37,000.
(4)	Includes an impaired loan with a face value of $123,000 and a valuation reserve of $2,000.
(5)	Includes an impaired loan with a face value of $111,000 and a valuation reserve of $63,000.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005
(In thousands, except footnotes)

Balance at December 31, 2002		71,992
Additions during period:
New mortgage loans	$31,320

Other — accretion of commitment fees	362	31,682

Deductions during period:
Collections of principal	$(7,618)

Foreclosures	—

Cost of mortgages sold	(45,032)

Amortization of premium	—

Loan loss reserve	(310)

Other — deferral for collection of commitment fees, net of costs	(130)

Other — reclass of deferred income related to loan receivable	(50)	(53,140)

Balance at December 31, 2003		50,534
Additions during period:
New mortgage loans	$53,659

Mortgage loans acquired in merger with PMC Capital, Inc.	55,145

Other — loan deemed to be repurchased from securitization	2,126

Other — reduction of loan loss reserves	511

Other — accretion of loan fees and discounts	329	111,770

Deductions during period:
Collections of principal	$(24,817)

Foreclosures	(2,115)

Cost of mortgages sold, net	(6,786)

Amortization of premium	—

Other — deferral for collection of commitment fees, net of costs	(352)	(34,070)

Balance at December 31, 2004		$128,234
Additions during period:
New mortgage loans (1)	$58,852

Loan receivable established through due to affiliate, net (2)	415

Other — reduction of loan loss reserves	—

Other — accretion of loan fees and discounts	326	59,593

Deductions during period:
Collections of principal	$(16,006)

Foreclosures	(5,657)

Cost of mortgages sold, net.	(8,168)

Loan loss reserve	(265)

Amortization of premium	—

Other — deferral for collection of commitment fees, net of costs	(158)	(30,254)

Balance at December 31, 2005		$157,574

Footnotes:

(1)	Includes three loans of approximately $4,770,000 which were originated in connection with the sales of hotel properties and two loans of approximately $3,725,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.
(2)	A loan receivable established through the reversal of a previously recorded discount. The loan was previously acquired from an affiliate.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 5, 1998).

2.2	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.3	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

*4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA.

Exhibit
Number	Description
*4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA.

*4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA.

4.5	Debenture dated September 27, 2000 for $3,000,000 loan with SBA (incorporated by reference to PMC Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.6	Debenture dated September 27, 2000 for $4,310,000 loan with SBA (incorporated by reference to PMC Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	1993 Employee Share Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

10.2	1993 Trust Manager Share Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.4	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.5	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital, Inc. and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.6	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.7	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

Exhibit
Number	Description
10.8	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.9	Third Amendment to Amended and Restated Master Agreement dated October 4, 2004 among PMC Commercial Trust and Arlington Hospitality, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004).

10.10	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.11	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.12	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.12 to PMC Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.13	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.1 to PMC Capital, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.14	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.15	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.16	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 15, 2004).

Exhibit
Number	Description
10.17	Employment contract with Lance B. Rosemore dated June 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.18	Employment contract with Andrew S. Rosemore dated June 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.19	Employment contract with Barry N. Berlin dated June 15, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.20	Employment contract with Jan F. Salit dated June 15, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.21	Employment agreement with Ron Dekelbaum dated April 28, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.22	Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.23	Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.24	Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.25	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.26	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

*10.27	First Amendment to employment agreement with Ron Dekelbaum dated January 12, 2006.

Exhibit
Number	Description
10.28	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.29	Servicing Agreement by and among PMC Conduit, L.P. as Borrower, PMC Commercial Trust as Servicer and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.30	Purchase and Contribution Agreement by and between PMC Commercial Trust as Seller and PMC Conduit, L.P. as Purchaser dated February 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.31	Credit and Security Agreement by and among PMC Conduit, L.P. as Borrower, PMC Conduit, LLC, PMC Commercial Trust as Servicer, Jupiter Securitization Corporation as the Conduit Lender, The Alternate Lenders From Time to Time Party Hereto and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.32	Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.33	Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

*10.34	Fourth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 28, 2005.

*10.35	Form of Indemnification Agreement.

*10.36	Amendment No. 1 to Credit and Security Agreement between PMC Conduit, L.P. as borrower, PMC Conduit, LLC, PMC Commercial Trust as servicer, the conduits and financial institutions from time to time party to the Credit Agreement and JPMorgan Chase Bank, National Association , as agent for the lenders dated February 6, 2006.

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

Exhibit
Number	Description
*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

**32.1	Section 906 Officer Certification — Chief Executive Officer

**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.