Form 10-Q
period 2006-03-31
PMC COMMERCIAL TRUST /TX
filed 2006-05-15
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐ NO ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of May 8, 2006, the Registrant had outstanding 10,741,921 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Loans receivable, net	$157,498	$157,574
Retained interests in transferred assets	60,571	62,991
Real estate investments held for sale, net	6,708	15,470
Real estate investments, net	6,240	8,080
Restricted investments	4,457	3,532
Cash and cash equivalents	3,969	3,967
Rent and related receivables, net	1,192	1,489
Mortgage-backed security of affiliate	820	833
Deferred tax asset, net	385	349
Other assets	5,516	4,907

Total assets	$247,356	$259,192

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Notes and debentures payable	23,161	26,900
Credit facilities	20,705	24,205
Borrower advances	4,814	4,418
Redeemable preferred stock of subsidiary	3,598	3,575
Dividends payable	3,284	3,293
Accounts payable and accrued expenses	2,229	2,920
Debt and accrued expenses — real estate investments held for sale	1,771	6,273
Deferred income	863	749
Due to affiliates, net	31	856
Other liabilities	1,048	1,016

Total liabilities	88,574	101,275

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,028,271 shares issued at March 31, 2006 and December 31, 2005, 10,741,921 and 10,766,021 shares outstanding at March 31, 2006 and December 31, 2005, respectively	110	110
Additional paid-in capital	152,064	152,047
Net unrealized appreciation of retained interests in transferred assets	3,852	4,519
Cumulative net income	127,341	122,300
Cumulative dividends	(122,254)	(119,031)

	161,113	159,945

Less: Treasury stock; at cost, 286,350 shares and 262,250 shares at March 31, 2006 and December 31, 2005, respectively	(3,231)	(2,928)

Total beneficiaries’ equity	157,882	157,017

Total liabilities and beneficiaries’ equity	$247,356	$259,192

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenues:
Interest income	$3,682	$2,487
Income from retained interests in transferred assets	2,253	2,527
Hotel property revenues	434	—
Lease income	58	299
Other income	874	957

Total revenues	7,301	6,270

Expenses:
Interest	1,460	1,032
Salaries and related benefits	1,060	1,055
General and administrative	607	597
Hotel property expenses	383	—
Provision for loss on rent and related receivables	300	—
Depreciation	62	81
Provision for loan losses, net	51	153
Realized losses on retained interests in transferred assets	48	21

Total expenses	3,971	2,939

Income before income tax provision, minority interest and discontinued operations	3,330	3,331

Income tax provision	(84)	(158)
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)

Income from continuing operations	3,224	3,151

Discontinued operations:
Net gains on sales of real estate	1,877	136
Impairment losses	(73)	—
Net earnings	13	829

	1,817	965

Net income	$5,041	$4,116

Weighted average shares outstanding:
Basic	10,746	10,877

Diluted	10,746	10,891

Basic and diluted earnings per share:
Income from continuing operations	$0.30	$0.29
Discontinued operations	0.17	0.09

Net income	$0.47	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Net income	$5,041	$4,116

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized depreciation arising during period	(489)	(1,384)
Net realized gains included in net income	(178)	(171)

	(667)	(1,555)

Comprehensive income	$4,374	$2,561

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

	Three Months Ended March 31, 2006
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, December 31, 2005	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017
Net unrealized depreciation	—	—	—	(667)	—	—	—	(667)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Issuance of share options	—	—	17	—	—	—	—	17
Dividends ($0.30 per share)	—	—	—	—	—	(3,223)	—	(3,223)
Net income	—	—	—	—	5,041	—	—	5,041

Balances, March 31, 2006	10,741,921	$110	$152,064	$3,852	$127,341	$(122,254)	$(3,231)	$157,882

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$5,041	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71	437
Realized losses on retained interests in transferred assets	48	21
Net gains on sales of real estate	(1,877)	(136)
Deferred income taxes	(36)	(11)
Provision for loan losses	51	153
Provision for losses on rent and related receivables	300	—
Impairment losses	73	—
Premium income adjustment	8	29
Amortization and accretion, net	(41)	(106)
Share-based compensation	17	—
Loans funded, held for sale	(860)	(1,555)
Proceeds from sale of guaranteed loans	418	1,940
Loan fees collected, net	80	152
Capitalized loan origination costs	(106)	(36)
Change in operating assets and liabilities:
Due to/from affiliates, net	(825)	16
Other assets	(231)	(634)
Borrower advances	396	(149)
Accounts payable and accrued expenses	(710)	(519)
Other liabilities	(291)	(329)

Net cash provided by operating activities	1,526	3,389

Cash flows from investing activities:
Loans funded	(3,766)	(6,696)
Principal collected on loans receivable	13,695	7,388
Principal collected on notes receivable	—	133
Principal collected on retained interests in transferred assets	1,712	1,700
Proceeds from assets acquired in liquidation held for sale, net	531	113
Proceeds from sales of hotel properties, net	2,529	2,012
Proceeds from mortgage-backed security of affiliate	13	37
Investment in retained interests in transferred assets	—	(818)
Investment in PMC Preferred Capital Trust-A	—	(820)
Investment in restricted investments, net	(925)	(344)
Purchase of furniture, fixtures and equipment	(29)	(160)

Net cash provided by investing activities	13,760	2,545

Cash flows from financing activities:
Proceeds from issuance of common shares	—	39
Purchase of treasury shares	(303)	—
Repayment of revolving credit facility, net	—	(14,600)
Proceeds from issuance of SBA debentures	—	4,000
Proceeds from (repayment of) conduit warehouse facility, net	(3,500)	8,400
Proceeds from issuance of junior subordinated notes	—	27,070
Payment of principal on notes and mortgages payable and debentures	(8,249)	(27,302)
Payment of borrowing costs	—	(1,466)
Payment of dividends	(3,232)	(3,698)

Net cash used in financing activities	(15,284)	(7,557)

Net increase (decrease) in cash and cash equivalents	2	(1,623)

Cash and cash equivalents, beginning of year	3,967	9,065

Cash and cash equivalents, end of period	$3,969	$7,442

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of March 31, 2006 and the consolidated statements of income, comprehensive income, beneficiaries’ equity and cash flows for the three months ended March 31, 2006 and 2005 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2006 and our results of operations for the three months ended March 31, 2006 and 2005. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve the valuation of our retained interests in transferred assets, determination of reserves on our receivables and impairment analyses on our long-lived assets.

The results for the three months ended March 31, 2006 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust (“REIT”) that either directly or through its subsidiaries, primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. The majority of these loans are to borrowers in the hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries and loans guaranteed by the Small Business Administration (“SBA”) collateralized by business assets and/or real estate. In addition, our investments include the ownership of commercial properties in the hospitality industry. Our common shares are traded on the American Stock Exchange under the symbol “PCC.”

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

First Western is licensed as a small business lending company that originates loans through the SBA 7(a) Guaranteed Loan Program. PMCIC and Western Financial are licensed specialized small business investment companies under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCT Trust was formed in conjunction with our 1998 structured loan financing transaction. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party managers, of our limited service hospitality properties.

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

We account for our Retained Interests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” While we are the servicer of the assets held by these QSPEs, we are required under the transaction documents to comply with strict servicing standards and are subject to the approval of the trustees and/or noteholders regarding any significant issues associated with the assets. As a result, we believe we have relinquished control of the assets sold to the QSPEs. Accordingly, the assets, liabilities, partners’ capital and results of operations of the QSPEs are not included in our consolidated financial statements.

Note 4. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

Note 5. Share-Based Compensation Plans:

At March 31, 2006, we have options outstanding under share-based compensation plans. The 1993 Employee Share Option Plan and the Trust Manager Share Option Plan expired in December 2003; thus, no additional options will be issued under these two plans. The 2005 Equity Incentive Plan permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 common shares. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 11, 2005 at the then current market price of the shares at $14.54. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $17,000 during the three months ended March 31, 2006 for the vested portion of our restricted share issuance. As of March 31, 2006, there was approximately $32,000 of total unrecognized compensation expense related to the unvested restricted shares which will be recognized over the next fourteen months.

Note 6. Recently Issued Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retroactive application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” in February 2006. SFAS No. 155 (1) permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strip receivables are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We have not yet evaluated the impact of SFAS No. 155 on our consolidated financial statements.

The FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent to initial measurement, an entity may choose to use the amortization method or the fair value measurement method for future measurements. SFAS No. 156 also requires additional disclosures related to servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We have not yet evaluated the impact of SFAS No. 156 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

Note 7. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
SBIC commercial mortgage loans	$40,845	$41,749
SBA 7(a) Guaranteed Loan Program loans	15,768	16,367
Other commercial mortgage loans	101,402	100,452

Total loans receivable	158,015	158,568
Less:
Deferred commitment fees, net	(469)	(567)
Loan loss reserves	(48)	(427)

Loans receivable, net	$157,498	$157,574

Additional information on our loans receivable, net, was as follows:

	March 31, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$126,627	80.4%	8.7%	$120,645	76.6%	8.3%
Fixed-rate	15,479	9.8%	9.4%	18,651	11.8%	9.4%
Variable-rate — prime	15,392	9.8%	9.1%	18,278	11.6%	8.7%

	$157,498	100.0%	8.8%	$157,574	100.0%	8.5%

Our loans receivable were approximately 93% concentrated in the hospitality industry at March 31, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The activity in our loan loss reserves was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Balance, beginning of year	$427	$164
Provision for loan losses	89	171
Reduction of loan losses	(38)	(18)
Principal balances written-off, net	(430)	—

Balance, end of period	$48	$317

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Impaired loans requiring reserves	$197	$1,073
Impaired loans expected to be fully recoverable (1)	478	5,056

Total impaired loans	$675	$6,129

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Average impaired loans	$2,891	$4,918

Interest income on impaired loans (2)	$70	$13

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

Our impaired loans have decreased from December 31, 2005 to March 31, 2006 due primarily to the foreclosure of the underlying collateral of three limited service hospitality properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Real Estate Investments and Rent and Related Receivables:

Our real estate investments consisted of the following:

	March 31, 2006		December 31, 2005
		Real		Real
	Real	Estate	Real	Estate
	Estate	Investments	Estate	Investment
	Investments	Held for Sale	Investments	Held for Sale
	(Dollars in thousands)
Land	$794	$960	$1,044	$2,041
Buildings and improvements	5,926	6,366	7,484	15,110
Furniture, fixtures and equipment	271	532	271	1,728

	6,991	7,858	8,799	18,879
Accumulated depreciation	(751)	(1,150)	(719)	(3,409)

	$6,240	$6,708	$8,080	$15,470

Number of Hotel Properties	3	4	4	9

At March 31, 2006, we owned seven hotel properties (individually, a “Hotel Property”). The properties were originally part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. The Master Lease Agreement, as amended, with the individual property lease agreements being known as the “Lease Agreement.”

During June 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy”). On August 31, 2005, AHI filed for Bankruptcy (the “Arlington Bankruptcy”). AII made its January 2006 rent payment of approximately $203,000 which was recorded as income when earned. During the first quarter of 2005, our base rent was approximately $968,000.

On January 13, 2006, we received rejection notices on 12 individual property leases and as a result, we took possession and operated 13 Hotel Properties through third party management companies. During 2006, we sold six hotel properties for approximately $12.9 million and recognized net gains of approximately $1.9 million. We financed the sale of these properties through origination of loans aggregating approximately $10.2 million with interest rates of LIBOR plus spreads ranging from 3.85% to 4.80% and maturity and amortization periods of 20 years. It is our intention to sell the remaining properties in an orderly and efficient manner. Management believes that it is probable that we will sell four of the remaining seven Hotel Properties by the end of 2006, although no assurances can be given that we will be able to do so.

At March 31, 2006, the four properties that we anticipate will be sold within the next year were deemed “held for sale” and all operations relating to these properties are included in discontinued operations on our consolidated statements of income. In addition, we previously discontinued recording depreciation expense on the held for sale properties. For our Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $43,000 during the three months ended March 31, 2006 related to buildings and improvements identified as impaired. Management’s estimates of the values for property sales were based on market conditions at the time the analysis was performed. These values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property.

At March 31, 2006, three of our Hotel Properties had mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties. Therefore, we do not anticipate selling these properties until the properties’ market

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. At March 31, 2006, these properties were considered to be “held and used” and all operations relating to these properties were included in continuing operations in our consolidated statements of income. We generated hotel property revenues of approximately $434,000 consisting primarily of room revenues and $383,000 in hotel property expenses consisting primarily of general and administrative expenses related to these properties during the three months ended March 31, 2006. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows are based on estimated future property operations or rent payments to be received on the Hotel Properties and expected proceeds from the sale. Based on this analysis, no additional impairment losses were recorded during the three months ended March 31, 2006.

At March 31, 2006, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,747,000 before reserves. As a result of the uncertainty and timing of collection, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Arlington Claims.

We performed an analysis of our anticipated future proceeds related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of approximately $1,255,000 during 2005. We recorded an additional allowance of $300,000 during the three months ended March 31, 2006 primarily resulting from a reduction in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Accordingly, our net recorded investment was $1,192,000 as of March 31, 2006. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

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

We completed joint structured loan sale transactions with PMC Capital, Inc., our affiliate through common management. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” During 2004, we acquired PMC Capital’s Retained Interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to our Originated Structured Loan Sale Transactions as of March 31, 2006 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$30,734	$21,567	$20,214	$30,879
Structured Notes balance outstanding	$25,318	$19,035	$17,497	$26,441
Cash in the collection account	$322	$319	$290	$304
Cash in the reserve account	$1,858	$1,304	$1,218	$1,866
Weighted average interest rate on loans (1)	9.55%	9.61%	9.60%	L+4.02%
Discount rate assumptions (2)	7.9% to 12.6%	7.9% to 12.6%	8.1% to 12.8%	8.5% to 12.6%
Constant prepayment rate assumption (3)	11.00%	12.00%	12.00%	12.00%
Weighted average remaining life of loans (4)	3.13 years	3.80 years	3.93 years	3.69 years
Aggregate losses assumed (5)	2.65%	2.88%	3.67%	2.51%
Aggregate principal losses to date (6)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.9% to 8.5% for our required overcollateralization, (b) 9.6% to 9.8% for our reserve funds and (c) 12.6% to 12.8% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.25% to the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the twelve months ending March 31, 2007 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

Information pertaining to our Acquired Structured Loan Sale Transactions as of March 31, 2006 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$15,752	$18,439	$11,056	$20,401	$22,299	$42,391
Structured Notes balance outstanding	$15,020	$15,014	$8,376	$18,265	$18,053	$37,068
Cash in the collection account	$292	$311	$131	$1,950	$261	$749
Cash in the reserve account	$1,333	$1,214	$669	$1,337	$1,347	$2,579
Weighted average interest rate of loans (1)	P+1.11%	9.09%	9.06%	9.67%	9.63%	L+4.02%
Discount rate assumptions (2)	8.9% to 12.6%	7.9% to 12.6%	8.3% to 13.0%	8.1% to 12.8%	8.0% to 12.7%	8.5% to 12.6%
Constant prepayment rate assumption (3)	12.50%	14.00%	14.00%	12.00%	12.00%	12.00%
Weighted average remaining life of loans (4)	3.15 years	2.94 years	2.23 years	3.08 years	3.78 years	4.16 years
Aggregate principal losses assumed (5)	3.17%	2.58%	3.07%	2.47%	2.64%	2.85%
Aggregate principal losses to date (6)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.9% to 8.9% for our required overcollateralization, (b) 9.6% to 10.0% for our reserve funds and (c) 12.6% to 13.0% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.75%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the twelve months ending March 31, 2007 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.

At March 31, 2006, none of the loans sold to the QSPEs were delinquent over 60 days as to principal and interest.

First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At March 31, 2006, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $38.8 million and the weighted average excess spread was approximately 0.7%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at March 31, 2006 included a prepayment speed of 20% per annum and a discount rate of 12.6%.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists. Therefore, our estimate of the fair value may or may not vary from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the QSPE over the principal amount of the Structured Notes Payable issued by the QSPE, which serves as additional collateral for the Structured Noteholders.
(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the QSPE, pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders, a portion of which was contributed by us to the QSPE upon formation and a portion of which is built up over time by the QSPE from the cash flows of the underlying loans receivable.
(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the QSPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following:

	March 31, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$731	$731	$703
1998 Partnership	900	1,032	374	2,306	2,240
1999 Partnership	3,811	936	426	5,173	5,157
2000 Joint Venture	8,791	2,076	835	11,702	10,539
2001 Joint Venture	7,100	2,269	2,087	11,456	10,585
2002 Joint Venture	7,734	2,118	1,812	11,664	10,766
2003 Joint Venture	10,861	3,726	2,952	17,539	16,729

	$39,197	$12,157	$9,217	$60,571	$56,719

	December 31, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
			(In thousands)
First Western	$—	$—	$779	$779	$741
1998 Partnership	915	1,048	412	2,375	2,306
1999 Partnership	3,885	955	499	5,339	5,240
2000 Joint Venture	8,953	2,231	892	12,076	10,809
2001 Joint Venture	7,227	2,619	2,440	12,286	11,023
2002 Joint Venture	7,890	2,147	1,831	11,868	10,803
2003 Joint Venture	10,878	4,304	3,086	18,268	17,550

	$39,748	$13,304	$9,939	$62,991	$58,472

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following sensitivity analysis of our Retained Interests as of March 31, 2006 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$57,919	($2,652)
Losses increase by 100 basis points per annum (2)	$55,290	($5,281)
Rate of prepayment increases by 5% per annum (3)	$59,774	($797)
Rate of prepayment increases by 10% per annum (3)	$59,137	($1,434)
Discount rates increase by 100 basis points	$58,330	($2,241)
Discount rates increase by 200 basis points	$56,206	($4,365)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at March 31, 2006 and December 31, 2005 our consolidated balance sheets do not include the $254.6 million and $276.1 million of assets, respectively, and $200.7 million and $220.8 million of liabilities, respectively, related to our structured loan sale transactions recorded by our QSPEs. At March 31, 2006, the partners’ capital of our QSPEs was approximately $53.8 million compared to the value of the associated Retained Interests of $59.8 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following information summarizes the financial position of the QSPEs at March 31, 2006 and December 31, 2005.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)
Loans receivable, net	$15,728	$15,969	$18,439	$20,203	$41,790	$42,263

Total assets	$17,429	$17,682	$20,087	$21,947	$44,995	$48,253

Structured Notes	$15,020	$15,240	$15,014	$16,795	$33,694	$36,697

Total liabilities	$15,099	$15,314	$15,098	$16,889	$33,796	$36,809

Partners’ capital	$2,330	$2,368	$4,989	$5,058	$11,199	$11,444

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)
Loans receivable, net	$41,968	$49,175	$42,513	$42,843	$73,270	$75,566

Total assets	$47,059	$52,918	$45,889	$46,256	$79,109	$89,017

Structured Notes	$37,300	$42,731	$35,550	$35,844	$63,509	$72,782

Total liabilities	$37,399	$42,845	$35,649	$35,944	$63,682	$72,964

Partners’ capital	$9,660	$10,073	$10,240	$10,312	$15,427	$16,053

The following information summarizes the results of operations of the QSPEs.

Summary of Operations:

	Three Months Ended March 31,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2006	2005	2006	2005	2006	2005
			(In thousands)
Interest income	$343	$316	$445	$526	$1,013	$1,239

Total revenues	$344	$317	$459	$528	$1,016	$1,306

Reduction of losses	$(1)	$(1)	$—	$—	$(17)	$—

Interest expense	$236	$195	$265	$323	$625	$805

Total expenses	$250	$212	$284	$344	$644	$847

Net income	$94	$105	$175	$184	$372	$459

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)

Interest income	$1,124	$1,372	$1,041	$1,152	$1,687	$1,455

Total revenues	$1,348	$1,728	$1,049	$1,492	$1,706	$1,460

Provision for (reduction of) losses, net	$—	$(315)	$—	$141	$(6)	$—

Interest expense	$640	$818	$595	$742	$949	$733

Total expenses	$679	$552	$630	$925	$1,006	$804

Net income	$669	$1,176	$419	$567	$700	$656

The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests, which is comprised of the income earned less realized losses, was 13.2% and 11.4% during the three months ended March 31, 2006 and 2005, respectively.

Servicing fee income for the three months ended March 31, 2006 and 2005 for loans held by the QSPEs was approximately $186,000 and $224,000, respectively. We have not established a servicing asset or liability related to the loans held by our QSPEs as the servicing fees are considered adequate compensation.

We received approximately $4.0 million and $4.2 million in cash distributions from the QSPEs during the three months ended March 31, 2006 and 2005, respectively.

Note 10. Other Assets:

Other assets consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Assets acquired in liquidation, net	$1,439	$1,014
Deferred borrowing costs, net	1,260	1,340
Investment in Preferred Trust	820	820
Interest receivable	709	698
Prepaid expenses and deposits	701	653
Other	587	382

Other assets	$5,516	$4,907

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Debt:

Information on our outstanding debt was as follows:

						Current
						Weighted
	March 31, 2006		December 31, 2005		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
	(In thousands)
Notes and debentures payable:
Debentures	$15,500	$16,091	$15,500	$16,125	2010 to 2015	7.10%
Mortgage notes (1)	5,420	5,420	11,473	11,473	2009 to 2017	8.20%
Structured notes	2,973	2,973	5,167	5,167	2006 to 2018	6.37%

	23,893	24,484	32,140	32,765

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	7.78%

Credit facilities:
Conduit Facility	20,705	20,705	24,205	24,205	2008	5.65%
Revolving credit facility	—	—	—	—	2006	N/A

	20,705	20,705	24,205	24,205

Redeemable preferred stock of subsidiary	4,000	3,598	4,000	3,575	2009 to 2010	4.00%

Other	11	11	—	—	2006	9.50%

Debt	$75,679	$75,868	$87,415	$87,615

(1)	We have mortgages on our Hotel Properties which are considered held-for-sale totaling approximately $1.3 million and $5.9 million at March 31, 2006 and December 31, 2005, respectively, included in debt and accrued expenses — real estate investments on our consolidated balance sheets.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments required on our debt at March 31, 2006 were as follows (face amount):

Twelve Months
Ending March 31,	Total (1)
(In thousands)
2007	$1,921
2008	21,331
2009	685
2010	3,973
2011	4,165
Thereafter	43,604

$75,679

(1)	Maturities of the structured notes are dependent upon the timing of the cash flows received from the underlying loans receivable; however, for purposes of determining our debt maturities, principal payments were estimated based on required principal payments on the underlying loans receivable.

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures have a weighted average cost of funds of approximately 6.0% and semi-annual interest only payments.

Mortgage Notes
As of March 31, 2006, we had four mortgage notes, each collateralized by a Hotel Property. The net book value of our mortgaged real estate investments was approximately $8.2 million at March 31, 2006. Three of the mortgage notes are through our subsidiaries formed to issue the mortgage notes and one is through PMC Commercial. During 2006, we sold three Hotel Properties with mortgage notes totaling $3.2 million and the mortgages were repaid. The mortgage note of PMC Commercial relates to one of our Hotel Properties held for sale, has an interest rate of 8.25%, matures in June 2009 and has an amortization period of 20 years. At March 31, 2006 and December 31, 2005, the aggregate balances outstanding on these obligations were approximately $1.3 million and $5.9 million, respectively. During May 2006, the $1.3 million mortgage was prepaid, without penalty.

The three mortgage notes of our subsidiaries relate to our three Hotel Properties to be held and used and have a weighted average interest rate of approximately 8.2% at March 31, 2006. During 2006, we sold one of these Hotel Properties with a mortgage note of approximately $1.5 million and the mortgage note was repaid. These mortgages are amortized over 20 years, mature from January 2011 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At March 31, 2006 and December 31, 2005, the aggregate balances outstanding on these mortgage notes were approximately $4.1 million and $5.6 million, respectively, of which approximately $1.5 million and $3.0 million at March 31, 2006 and December 31, 2005 were guaranteed by PMC Commercial, respectively.

Structured Notes
In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At March 31, 2006 and December 31, 2005, the principal amount of the outstanding underlying loans receivable was approximately $8.2 million and $10.8 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

Junior Subordinated Notes
During 2005, PMC Commercial issued Junior Subordinated Notes which are subordinated to PMC Commercial’s existing debt. The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

plus 3.25% (computed on a 360-day year). The Junior Subordinated Notes may be redeemed at our option, without penalty, beginning on March 30, 2010. Interest payments are due on a quarterly basis.

Conduit Facility
During 2005, we entered into a three-year $100.0 million Conduit Facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 1% and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold and has minimum requirements. At March 31, 2006, approximately $33.7 million of our loans were owned by PMC Conduit. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. At March 31, 2006, we were in compliance with the covenants of this facility.

Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2006 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At March 31, 2006, we were in compliance with the covenants of this facility.

Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 4% Preferred Stock is held by the SBA pursuant to the SBIA.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have classified the 4% Preferred Stock as a liability on our consolidated balance sheet. Dividends of approximately $40,000 were recognized on the 4% Preferred Stock during both the three months ended March 31, 2006 and 2005 and are included in interest expense on our consolidated statements of income.

Interest Paid
During the three months ended March 31, 2006 and 2005, interest paid was approximately $1.8 million and $1.7 million, respectively.

Note 12. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $22,000 were recognized on the 3% Preferred Stock during both the three months ended March 31, 2006 and 2005 and are reflected in our consolidated statements of income as minority interest.

Note 13. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

average number of common shares outstanding was approximately 10,746,000 and 10,877,000 for the three months ended March 31, 2006 and 2005, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 14,000 shares during the three months ended March 31, 2005 for the dilutive effect of options to purchase common shares. During the three months ended March 31, 2006, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as all options were anti-dilutive.

Not included in the computation of diluted earnings per share were outstanding options to purchase 169,613 and 54,875 common shares during the three months ended March 31, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 14. Dividends Declared:

The Board of Trust Managers declared a $0.30 per share quarterly dividend to common shareholders of record on March 31, 2006, which was paid on April 10, 2006.

We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

Note 15. Share Repurchase Program:

On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding Common Shares, expiring August 31, 2006. The Common Shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of March 31, 2006, we had acquired 153,500 common shares under the share repurchase program for an aggregate purchase price of approximately $1,946,000, including commissions.

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

PMC Commercial has wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to Federal income taxes: PMCIC, First Western, PMC Funding and PMC Properties. The income generated from the TRS’s is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our ongoing assessment of this future realization, it is more likely than not that they will not be realized.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our net income to REIT taxable income:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share data)
Net income	$5,041	$4,116
Less: TRS net income, net of tax	(178)	(229)
Add: Book depreciation	71	437
Less: Tax depreciation	(334)	(360)
Book/tax difference on Retained Interests, net	228	515
Book/tax difference on lease income	—	(381)
Book/tax difference on property sales	350	(39)
Impairment losses	43	—
Provision for loss on rent and related receivables	300	—
Book/tax difference on loans receivable	(889)	110
Other book/tax differences, net	5	(37)

REIT taxable income	$4,637	$4,132

Distributions declared	$3,223	$3,807

Dividends declared per share	$0.30	$0.35

Income tax provision related to the TRS’s consists of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Federal:
Current provision	$120	$169
Deferred benefit	(36)	(11)

Income tax provision	$84	$158

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Income before income taxes for TRS’s	$262	$387

Expected Federal income tax provision	$92	$135
Preferred dividend of subsidiary recorded as minority interest	8	8
Other adjustment	(16)	15

Income tax provision	$84	$158

The components of the net deferred tax asset were as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Secondary Market Loan Sales	$146	$142
Servicing asset	116	132
Loan valuation	84	92
Premiums on acquired notes and debentures payable	96	101
Operating loss carryforwards	50	8
Other	34	23

Total gross deferred tax assets	526	498

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	141	149

Total gross deferred tax liabilities	141	149

Deferred tax asset, net	$385	$349

Our operating loss carryforwards were generated by PMC Properties and are available to offset future taxable income of PMC Properties. Based on estimates of future pretax earnings for the properties, management believes that we will realize the full benefit of these net operating loss carryforwards. The net operating loss carryforwards expire from 2025 to 2026.

We paid $335,000 and $130,000 in income taxes during the three months ended March 31, 2006 and 2005, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Other Income:

Other income consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Prepayment fees	$446	$338
Servicing income (1)	280	325
Other loan related income	98	129
Premium income (1)	34	163
Equity in earnings of unconsolidated subsidiary	16	2

Other income	$874	$957

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market. Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Discontinued Operations:

Discontinued operations of our hotel properties (12 hotel properties and 16 hotel properties during the three months ended March 31, 2006 and 2005, respectively) and assets acquired in liquidation (primarily two limited service hospitality properties during the three months ended March 31, 2006) consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Hotel and Lease Operations:
Revenues:
Lease income — base and other	$145	$854
Straight-line rent income	—	487
Hotel operating revenues	708	—

Total revenues	853	1,341

Expenses:
Depreciation	9	356
Interest expense (1)	107	155
Hotel operating expenses	688	—

Total expenses	804	511

Net earnings, hotel and lease operations	49	830

Assets Acquired in Liquidation Operations:
Revenues	129	—
Expenses	165	1

Net losses, assets acquired in liquidation operations	(36)	(1)

Total net earnings	13	829

Net gains on sales of real estate	1,877	136

Impairment losses	(73)	—

Discontinued operations	$1,817	$965

(1)	Represents interest expense on the mortgages payable related to hotel properties included in discontinued operations. The mortgages payable will either be repaid as a result of the sales or as they mature. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property sales included in discontinued operations consisted of the following:

	Three Months Ended
	March 31,
	2006		2005
	(In thousands, except number of
	property sales and footnotes)
Properties sold:
Hotel properties	6		1
Assets acquired in liquidation	3		1

	9		2

Hotel Properties:
Sales proceeds	$12,948	(1)(2)	$2,012
Cost of sales	(11,092)		(1,885)

	1,856		127

Assets Acquired in Liquidation:
Sales proceeds	3,458	(3)(4)	100
Cost of sales	(3,437)		(91)

	21		9

Net gains on sales of real estate	$1,877		$136

(1)	We financed the sale of these hotel properties through origination of loans aggregating $10,244,000 with interest rates of LIBOR plus spreads ranging from 3.85% to 4.80%.
(2)	Includes a hotel property with sales proceeds of $2,200,000, including origination of a loan of $1,760,000. As the down payment received was not sufficient to qualify for full accrual gain treatment, we recorded an installment gain of approximately $102,000 and the remaining gain of approximately $409,000 was deferred and is included in deferred income on our consolidated balance sheets.
(3)	Includes a limited service hospitality property sold during 2005 for which the down payment was not sufficient to qualify for gain treatment. We recognized approximately $2,000 of installment gains on this sale during the three months ended March 31, 2006. In addition, includes two limited service hospitality properties sold during 2006 for which the down payments were not sufficient to qualify for full accrual gain treatment. Therefore, we recorded installment gains of approximately $16,000 and the remaining gains of approximately $62,000 was deferred and is included in deferred income in our consolidated balance sheet.
(4)	We financed the sale of these assets acquired in liquidation through origination of loans totaling $2,760,000 with interest rates of LIBOR plus 4%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Non-cash investing activities:

Loans receivable originated in connection with sales of hotel properties	$10,244	$—

Loans receivable originated in connection with sales of asset acquired in liquidation	$2,760	$—

Reclassification from loans receivable to assets acquired in liquidation	$3,786	$—

Reduction of due to affiliate and Retained Interests	$—	$2,126

Loan receivable established through due to affiliate	$—	$415

Note receivable and deferred liability recorded upon sales of hotel properties, net	$—	$267

Note 20. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $43.8 million at March 31, 2006, of which approximately $7.4 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.

At March 31, 2006, all of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 2.0% to 2.75% and over LIBOR generally ranging from 3.25% to 4.25%. The weighted average interest rate on our loan commitments and approvals at March 31, 2006 was approximately 8.7%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
March 31,	Total
(In thousands)
2007	$170
2008	182
2009	194
2010	222
2011	217
2012	131

$1,116

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $46,000 and $40,000, respectively, during the three months ended March 31, 2006 and 2005.

Employment Agreements
We have employment agreements with certain of our officers expiring in July 2008. Future payments under these contracts are approximately $1,147,000, $1,147,000 and $382,000 for the twelve-month periods ending March 31, 2007, 2008 and 2009, respectively.

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

Environmental
PMC Funding has recorded a liability of approximately $300,000 for the estimated costs at March 31, 2006 to remediate an environmental obligation related to an asset it sold. The sale was financed by PMC Capital with a loan with a current outstanding principal balance of approximately $436,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. Our borrower has the primary responsibility for the environmental remediation.

During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.

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

Note 21. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (2) the Property Division which owns and operates our Hotel Properties. The operations of our lending division are reviewed by our chief operating decision makers in assessing its performance, to make business decisions and to allocate resources. We do not differentiate between subsidiaries or loan programs for this purpose.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the three months ended March 31, 2006 and 2005 was as follows:

	For the Three Months Ended March 31,
	2006			2005
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$4,556	$4,556	$—	$3,444	$3,444	$—
Lease income and hotel property revenues	492	—	492	299	—	299
Income from Retained Interests	2,253	2,253	—	2,527	2,527	—

Total	7,301	6,809	492	6,270	5,971	299

Expenses:
Interest (1)	1,460	1,291	169	1,032	804	228
Depreciation	62	2	60	81	1	80
Salaries and related benefits (2)	1,060	954	106	1,055	949	106
Hotel property expenses	383	—	383	—	—	—
General and administrative (2)	607	514	93	597	597	—
Realized losses on Retained Interests	48	48	—	21	21	—
Provision for losses on rent and related receivables	300	—	300	—	—	—
Provision for loan losses, net	51	51	—	153	153	—

Total	3,971	2,860	1,111	2,939	2,525	414

Income (loss) before income tax provision, minority interest and discontinued operations	3,330	3,949	(619)	3,331	3,446	(115)
Income tax provision	(84)	(84)	—	(158)	(158)	—
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	(22)	(22)	—

Income (loss) from continuing operations	3,224	3,843	(619)	3,151	3,266	(115)

Discontinued operations:
Net gains on sales of real estate	1,877	21	1,856	136	9	127
Impairment losses	(73)	(30)	(43)	—	—	—
Net earnings (loss)	13	(36)	49	829	(1)	830

Net income	$5,041	$3,798	$1,243	$4,116	$3,274	$842

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight. To the extent we were to sell our Hotel Properties, there would be no material reduction in our salaries and related benefits and general and administrative expenses.

Total assets at March 31, 2006 were allocated approximately $232.3 million to the Lending Division and $15.1 million to the Property Division.

We added approximately $19,000 and $160,000 to furniture, fixtures and equipment related to the Property division for the three months ended March 31, 2006 and 2005, respectively. We added approximately $10,000 to furniture, fixtures and equipment related to the Lending division for the three months ended March 31, 2006. There were no additions to furniture, fixtures and equipment related to the Lending Division during the three months ended March 31, 2005.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Current Operating Overview and Significant Economic Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

     The following discussion of our financial condition at March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

BUSINESS

     Our mission is to derive income primarily from the origination of collateralized loans and from ownership in income producing real estate. Through conservative underwriting and exceptional service, we strive to provide our shareholders with the highest dividend, consistent with the focus on preservation of investment capital.

     PMC Commercial Trust (“PMC Commercial” and, together with its wholly-owned subsidiaries, the “Company,” “our,” “us” or “we”) is a real estate investment trust (“REIT”). Our common shares are traded on the American Stock Exchange under the symbol “PCC.” We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our loans are primarily to borrowers in the limited service hospitality industry. We also originate loans on commercial real estate to borrowers primarily in the service, retail, multi-family and manufacturing industries. We then sell certain of our loans receivable through privately-placed structured loan transactions. Historically, we have retained residual interests in all loans receivable sold through our subordinate financial interest in the related qualifying special purpose entities (“QSPEs”).

     Our revenues have historically included the following:
•	Interest earned on loans receivable;
•	Income on our retained interests in transferred assets (“Retained Interests”);
•	Lease income on our Hotel Properties; and
•	Other related loan fees, including servicing fees, late fees, prepayment fees and construction monitoring fees.

     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on the volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans

(construction vs. non-construction), the rate on loans originated as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

     We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must annually distribute at least 90% of our REIT taxable income to our shareholders.

RECENT DEVELOPMENT

     Our wholly-owned subsidiary, First Western SBLC, Inc. (“First Western”), is licensed as a small business lending company that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program. First Western was previously a “Preferred Lender,” as designated by the SBA, in Dallas, Texas and Oklahoma City, Oklahoma. Effective in May 2006, First Western is now a Preferred Lender nationwide in the United States. This expanded Preferred Lender status should shorten the time period necessary to originate SBA 7(a) Guaranteed Loan Program loans. We anticipate that as a result of this change, our originations under the SBA 7(a) Guaranteed Loan Program will increase.

EXECUTIVE SUMMARY

     We continue to be faced with several challenges including (1) the loan products which we offer to our borrowers do not include a competitive fixed-rate loan product, (2) the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders has been diminishing and (3) the operations of our Hotel Properties and collection of our receivables relating to the tenant for our owned Hotel Properties which filed for bankruptcy in 2005.

     As a result of the prolonged period in which the yield curve has been flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where they were not economically viable. Our loan volume and commitments have therefore been primarily variable-rate. The number of lenders who compete with us for limited service hospitality loans has been increasing and many of these competitors have a lower cost of funds than we do and are therefore able to offer rates below what we can offer. Until the yield curve combined with increased competition changes, we expect this trend to continue. We believe that the market has changed so that borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. The local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current cost of funds. Consequently, at the present time we are predominately committing to loans which are either for construction of new limited service hotels or for loans to be originated under the SBA 7(a) Guaranteed Loan Program. During the first quarter of 2006, our loan originations were approximately $17.6 million of which approximately $13.0 million were originated in connection with sales of Amerihost Inn hotels and $1.0 million represents a loan repurchased from a securitization.

     We anticipate that fixed-rate loans may have a lower spread than we have historically achieved on our fixed-rate securitizations. We have a risk that during the interim period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, our spreads would narrow. We continue to actively pursue alternative sources of funds, including interest rate hedges, to reduce our cost of funds which may allow us to originate fixed-rate loans at more competitive rates.

     In June 2005, Arlington Inns, Inc. (“AII”) filed for bankruptcy protection. This was followed in August 2005 with the bankruptcy filing of Arlington Hospitality, Inc. (“AHI” and together with AII, “Arlington”), the parent of AII and the guarantor of all lease obligations. AII operated the properties under its bankruptcy plan and paid us an aggregate of approximately $1.5 million in rent from July 2005 through January 2006.

     On January 13, 2006, AII rejected the leases and turned over property operations to us on those properties as well as two additional properties that were owned by Arlington and served as collateral on two of our loans receivable. We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. We commenced selling properties during 2000, and we began 2006 with 13 owned Hotel Properties and two assets acquired in liquidation for a total of 15 properties. We have reduced our ownership through the sale of six Hotel Properties and two assets acquired in liquidation, so that our ownership has been reduced to seven Hotel Properties.

     We have significant outstanding claims against Arlington’s bankruptcy estate. Based on information provided through the bankruptcy proceedings and an estimate of net cash proceeds available to the unsecured creditors, we recorded impairments on these claims during 2005 and 2006 and valued those claims at approximately $1.2 million at March 31, 2006. There can be no assurance that we will collect our claims from Arlington.

     We anticipate selling certain of our Amerihost hotels before the end of 2006 and to lease our other properties which have mortgages with significant prepayment penalties. As a REIT, we cannot directly operate hotel properties; therefore, we hired third party management companies to operate the properties.

CURRENT OPERATING OVERVIEW AND SIGNIFICANT ECONOMIC FACTORS

     The following provides an update of our current operating overview and significant economic factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans, the operations of our properties and/or the performance of the QSPEs.

Lending Division

     Loans originated during the first three months of 2006 were approximately $17.6 million, which is greater than the $8.3 million of loans originated during the same period of 2005. We currently anticipate that we will originate between $30 million and $45 million of loans during the remaining nine months of 2006. The decrease in anticipated loan originations from year end 2005 to first quarter 2006 is due primarily to increased competition. See “Executive Summary.” At March 31, 2006 and December 31, 2005, our outstanding commitments to fund new loans were approximately $43.8 million and $50.5 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. The majority of these commitments are for construction loans and loans committed to refinance construction loans upon project completion. The funding of construction and construction takeout loans generally takes place over a longer period of time compared to non-construction loans.

     Several key concerns affect our estimates of future loan originations as detailed below:
•	our inability to originate fixed-rate loans with an adequate spread;
•	borrowers looking to fix their cost of capital (borrow at fixed rates) in anticipation of continuation of rising variable interest rates;
•	uncertainty as to the cost of funds of future securitizations; and
•	increased competition from local banks and other lenders, with a substantially lower cost of capital than us, lending to operators in the limited service hospitality industry.

     We believe that in this interest rate environment borrowers are looking predominately for fixed-rate loans; however, we are constrained by our cost of funds and potential exposure to interest rate risk. Local bank competitors offer, among other things, five-year fixed-rate loans whose rates are well below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 5.10%, historically the rate we needed to obtain is approximately 8.85% to 9.10% for a quality loan with a 20-year amortization and maturity. The local banks currently offer a five-year maturity, 20-year amortization loan at approximately 8.0%. Management believes that the difference between the bank’s rate and ours is causing a greater percentage of borrowers to take on the refinancing risk that rates won’t rise by more than 1.0% at the end of five years and they are therefore taking the “mini-perm” bank loan. Many of our competitors are presently pricing fixed-rate loans based on a spread over the interest rate swap market. We are presently evaluating whether it is economically feasible to utilize the swap market to lock in a fixed cost of funds so that we can offer a more competitive fixed-rate product. At the present time, we are not sure whether this alternative source of pricing is viable for our company. We are currently marketing a hybrid fixed-rate product at 3% over the interest rate swap market (i.e., interest rate is fixed for five years, thereafter converts to a variable rate based on LIBOR).

     Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread.”) A significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. Over the past few years the spread has been reduced causing decreased income from continuing operations and there can be no assurance that it will not continue to decrease. We believe that our LIBOR-based loans program allows us to compete more effectively with the variable-rate products of our competitors, provides us with a more attractive securitization product and provides us with a net interest spread that is less susceptible to interest rate fluctuations than any fixed-rate loan programs.

Property Division

     We owned seven Hotel Properties at March 31, 2006. As a REIT, PMC Commercial cannot directly operate these properties; therefore, we are dependent upon third party management companies to operate and manage our Hotel Properties. Prior to January 2006, we had a tenant for all of our Hotel Properties through a Master Lease Agreement with AHI and AII covering all the properties. We entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. On January 13, 2006, AII rejected the leases and turned over property operations to us. During the period operated, our Hotel Properties generated approximately $1.3 million in revenues (including revenues from the two properties included in assets acquired in liquidation) and expenses. Hotel operations are seasonal with the first quarter of the year and the last quarter of the year (the off-peak season) being less profitable than the summer season which benefits the second and third quarters. Based on data provided by AHI and AII and our operations to date, it is anticipated that our quarterly operating profits would be approximately $200,000 to $300,000 during the summer season and break-even to $100,000 loss during the off-peak season if we did not sell or lease our remaining seven properties.

     It is our intention to sell the Hotel Properties in an orderly and efficient manner. While there can be no assurance of the net proceeds that we will receive from selling the properties, we believe that the net proceeds on an aggregate basis for our four remaining Hotel Properties held for sale will be approximately $7.6 million. While management believes these values are appropriate based on current market conditions, these values may change based on the numerous factors that impact the (1) local and national economy, (2) prospects for the hospitality industry, (3) timing of particular sales, (4) franchise affiliation and (5) particular operating results of the property.

     Our Hotel Properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the property may not be recoverable, but in no event less than on a quarterly basis. To the extent Hotel Properties are sold, we will receive the net proceeds, after payment of any mortgage debt related to individual properties. As of March 31, 2006, we have mortgage debt of approximately $5.4 million on four of the properties, including approximately $1.3 million on a property deemed held for sale. During May 2006, we repaid the $1.3 million mortgage without penalty.

Lodging Industry

     The prevailing lodging industry perception for 2006 and 2007 is more optimistic than 2005. Lodging demand in the United States appears to correlate to changes in U.S. GDP growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year, continued improvement in 2006 and 2007 lodging demand is predicted by industry analysts. Such improvement will be dependent upon several factors including the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue their improvement in 2006 and 2007. The economic recovery in the Midwestern United States, which is primarily where our Hotel Properties are located, has lagged behind the general United States economic recovery. In fact, the lodging industry in certain Midwestern states has not shown any significant signs of recovery.

PORTFOLIO INFORMATION

Lending Activities

General

     Our lending activities consist of primarily originating loans to borrowers who operate properties in the hospitality industry. Our net loans receivable were $157.5 million and $157.6 million at March 31, 2006 and December 31, 2005, respectively.

     Loans originated and principal repayments on loans were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Loan Originations:
Commercial mortgage loans	$3.4	$5.3
SBA 7(a) Loan Program loans	1.2	2.2
Loans originated in connection with sale of assets acquired in liquidation and Hotel Properties	13.0	—
SBA 504 program loans (1)	—	0.8

Total loans originated	$17.6	$8.3

Principal Repayments:
Prepayments	$11.4	$5.9
Proceeds from the sale of SBA 7(a) guaranteed loans	0.4	1.9
Scheduled principal payments	1.0	0.8
Balloon maturities of SBA 504 program loans	1.3	0.7

Total principal repayments	$14.1	$9.3

(1)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.

     At March 31, 2006, our retained portfolio does not include approximately $272.9 million of aggregate principal balance remaining on loans we service that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, these loans impact our profitability and our cash available for dividend distributions. Therefore, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) that we service is provided below. The weighted average contractual interest rate on our Aggregate Portfolio was 9.0%, 8.8% and 8.0% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	March 31,	December 31,	March 31,
	2006	2005	2005

Weighted average contractual interest rate	8.8%	8.5%	7.4%

Annualized average yield (1)	9.5%	8.9%	7.8%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for loan losses, net.

     Our loans receivable were approximately 93% concentrated in the hospitality industry at March 31, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At March 31, 2006, approximately $142.0 million (90%) of our loans receivable had variable interest rates (reset on a quarterly basis) with a weighted average interest rate of approximately 8.8% based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program). The spread that we charge over LIBOR generally ranges from 3.25% to 4.50% and the spread we charge over the prime rate generally ranges from 1.50% to 2.75%.

The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the second quarter of 2006 (set on April 1, 2006) is 4.99% and 7.75%, respectively, while the LIBOR and prime rate charged during the first quarter of 2006 (set on January 1, 2006) was 4.53% and 7.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at March 31, 2006, approximately $15.5 million (10%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.4%.

Prepayment Activity

     Prepayment activity on our aggregate loans receivable has remained at high levels. Prepayment activity for our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment while prepayment activity for our aggregate variable-rate loans receivable has recently increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to anticipated rising interest rates. Accordingly, we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006.

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

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of sold loans will have an impact on our financial condition and results of operations. Prepayments of sold loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of sold loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. Many of the prepayment fees for fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibitions have expired are generally not significant. For our loans receivable, the proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

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

     Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31,	December 31,
	2006	2005
	(In thousands)
Problem Loans:
Loans receivable	$636	$1,587
Sold loans of QSPEs (1)	—	—

	$636	$1,587

Special Mention Loans:
Loans receivable	$1,116	$5,635
Sold loans of QSPEs (1)	4,766	5,558

	$5,882	$11,193

Percentage Problem Loans:
Loans receivable	0.4%	1.0%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	0.7%	3.6%
Sold loans of QSPEs (1)	2.0%	2.3%

(1)	Since the sold portion of our SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for the sold portion of our SBA 7(a) guaranteed loans have not been presented.

     At March 31, 2006 and December 31, 2005, we had reserves in the amount of approximately $48,000 and $427,000, respectively, against loans receivable that we have determined to be Impaired Loans. The decrease in our total Impaired Loans from December 31, 2005 to March 31, 2006 is due primarily to foreclosure of the underlying collateral of three limited service hospitality properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Overview

     Income from continuing operations increased to $3,224,000 ($0.30 per share) during the three months ended March 31, 2006 from $3,151,000 ($0.29 per share) during the three months ended March 31, 2005. Our income from continuing operations increased due to an increase in our interest income net of interest expense. Our interest income and interest expense increased by $1,195,000 and $428,000 (increase in net interest of $767,000), respectively, due primarily to an increase in variable interest rates (both prime and LIBOR). At March 31, 2006, approximately 90% of our loans receivable have variable interest rates and 65% of our debt has variable interest rates. Partially offsetting this increase in net interest income was a non-cash provision for loss on our rent and related receivables of $300,000 primarily resulting from a reduction in available cash due to unanticipated and unforecasted cash expenditures by Arlington.

     Net income increased to $5,041,000 ($0.47 per share) during the three months ended March 31, 2006 from $4,116,000 ($0.38 per share) during the three months ended March 31, 2005. The primary reason for the increase in net income was net gains on sales of real estate of $1,877,000 during the three months ended March 31, 2006.

     We are in the process of selling most of our Hotel Properties. Consequently, the operations of those properties are now classified as discontinued operations. Our discontinued operations provided income of $1,817,000 during the three months ended March 31, 2006 and $965,000 during the three months ended March 31, 2005. Included in discontinued operations were net gains on sales of real estate of $1,877,000 during the three months ended March 31, 2006, resulting primarily from the sale of six Hotel Properties. At March 31, 2006, management believed it was probable that we would sell four of the remaining Hotel Properties during 2006.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Three Months Ended March 31,
	2006	2005	Increase
	(In thousands)
Interest income — loans	$3,544	$2,371	$1,173
Accretion of loan fees and discounts	86	72	14
Interest income — idle funds	52	44	8

	$3,682	$2,487	$1,195

     The increase in interest income — loans was primarily attributable to an increase in (1) our weighted average interest rate from 7.4% at March 31, 2005 to 8.8% at March 31, 2006 and (2) our weighted average loans receivable outstanding of $29.4 million (23%) to $157.6 million during the three months ended March 31, 2006 from $128.2 million during the three months ended March 31, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of March 31, 2006, approximately 90% of our loans receivable have variable interest rates.

     Income from Retained Interests decreased $274,000 primarily due to (1) a decrease in the weighted average balance of our Retained Interests outstanding of $6.2 million to $61.8 million during the three months ended March 31, 2006 compared to $68.0 million during the three months ended March 31, 2005 and (2) a decrease in the collection of unanticipated prepayment fees of approximately $500,000, which were partially offset by an increase in accretion rates. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 13.2% during the three months ended March 31, 2006 from 11.4% during the three months ended March 31, 2005.

     Other income consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Prepayment fees	$446	$338
Servicing income	280	325
Other loan related income	98	129
Premium income	34	163
Equity in earnings of unconsolidated subsidiary	16	2

Other income	$874	$957

     Our prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006. However, to the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans. See “Current Operating Overview and Economic Factors — Lending Division.”

     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will naturally decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold one and four loans and collected cash premiums of approximately $42,000 and $192,000 during the three months ended March 31, 2006 and 2005, respectively. To the extent we were to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Junior subordinated notes	$533	$72
Conduit facility	398	100
Debentures payable	240	233
Structured notes	90	115
Mortgages on Hotel Properties (1)	84	87
Revolving credit facility	38	128
Uncollateralized notes payable	—	224
Other	77	73

	$1,460	$1,032

(1)	Represents interest expense on the three mortgages underlying Hotel Properties included in continuing operations.

     Interest expense increased primarily as a result of an increase in variable interest rates. Since we have variable-rate debt, the cost of funds on that debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at March 31, 2006 was 6.8% compared to 6.1% at March 31, 2005.

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

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended March 31, 2006 remained constant at $1,667,000 compared to $1,652,000 during the three months ended March 31, 2005.

     Realized losses on Retained Interests were $48,000 for the three months ended March 31, 2006 resulting from a reduction in expected future cash flows due to increased prepayments on our acquired Retained Interests. We had $21,000 of realized losses on Retained Interests during the three months ended March 31, 2005 primarily due to a reduction in expected future cash flows resulting from increased anticipated losses.

     Our provision for losses on rent and related receivables was $300,000 during the three months ended March 31, 2006. We performed an analysis of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Due to the uncertainties regarding both the bankruptcy proceedings and the ultimate proceeds to be achieved from the asset sale, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the bankruptcy proceedings.

     Our provision for loan losses, net, was $51,000 during the three months ended March 31, 2006 and $153,000 during the three months ended March 31, 2005. The provision for loan losses during the three months ended March 31, 2006 was primarily related to two retail establishments on which we foreclosed on the underlying collateral during 2006. During the three months ended March 31, 2005, we increased expected losses on two loans collateralized by limited service hospitality properties.

     Income tax provision decreased to $84,000 during the three months ended March 31, 2006 from $158,000 during the three months ended March 31, 2005. The decrease in income tax provision is primarily due to net operating losses generated by PMC Properties. PMC Commercial has four wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates.

Hotel property revenues and expenses

     Our hotel property revenues and expenses were $434,000 and $383,000, respectively, on our three Hotel Properties held for use at March 31, 2006. We commenced operating these properties, through third party management companies, during January 2006 upon rejection of their leases by our former tenant.

Discontinued operations

     We had net gains on the sales of real estate of $1,877,000 during the three months ended March 31, 2006 resulting primarily from the sale of six Hotel Properties for approximately $12.9 million. Net gain on sale of real estate was $136,000 during the three months ended March 31, 2005 which was primarily the result of the sale of a Hotel Property for $2.0 million.

     Impairment losses were $73,000 for the three months ended March 31, 2006. For our four Hotel Properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $43,000 during the three months ended March 31, 2006. In addition, we recorded $30,000 in impairment loss related to one of our retail establishments included in assets acquired in liquidation due to a decline in the estimate of its value. During the three months ended March 31, 2005, we did not record any impairment losses.

     Our net earnings from discontinued operations decreased to $13,000 during the three months ended March 31, 2006 from $829,000 during the three months ended March 31, 2005. The primary reason for the decrease in net earnings from discontinued operations was a reduction in rent income, including base rent and straight-line rent, of $1,196,000 partially offset by a decrease in depreciation expense of $347,000 due to the discontinuation of depreciation based on the held for sale status of the properties included in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     Our net cash flow from operating activities, which is primarily used to fund our dividends, decreased to $1,526,000 during the three months ended March 31, 2006 from $3,389,000 during the three months ended March 31, 2005. Our cash provided by operating activities primarily decreased due to a decrease in due from affiliates of $841,000 and a decrease in loans funded, held for sale net of proceeds from the sale of guaranteed loans of $827,000 which was partially offset by an increase in borrower advances of $545,000. Our dividends paid during the three months ended March 31, 2006 and 2005, included in financing activities, were $3,232,000 and $3,698,000, respectively.

     Our investing activities reflect a net source of funds of $13,760,000 and $2,545,000 during the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, the primary sources of funds were (1) net proceeds from the sales of hotel properties and proceeds from assets acquired in liquidation of $3,060,000, (2) net principal collected on Retained Interests of $1,712,000 and (3) net principal collected on loans receivable of $9,929,000. During the three months ended March 31, 2005, the primary sources of funds were (1) net proceeds from the sales of Hotel Properties of $2,012,000, (2) net principal collected on Retained Interests of $1,700,000 and (3) net principal collected on loans receivable of $692,000, Funds used in investing activities during the three months ended March 31, 2005 were primarily (1) investment in PMC Preferred Capital Trust-A of $820,000 and (2) investment in Retained Interests of $818,000. The primary reason for the increase in net source of funds from 2005 to 2006 is the increase in net principal collected on loans of $9.2 million.

     Our financing activities reflect net uses of funds of $15,284,000 and $7,557,000 during the three months ended March 31, 2006 and 2005, respectively. We used funds in financing activities during the three months ended March 31, 2006 primarily for (1) payment of principal on notes and mortgages payable of $8,249,000 related primarily to sales of hotel properties, (2) dividends of $3,232,000 and (3) net repayment of the conduit facility of $3,500,000. We used funds in financing activities during the three months ended March 31, 2005 primarily for payment of principal on notes payable and debentures and our revolving credit facility of $41,902,000 primarily as a result of the repayment of (1) $20,000,000 in uncollateralized notes payable acquired in the merger, (2) $7,000,000 of debentures acquired in the merger and (3) $14,600,000 on our revolving credit facility using the proceeds from our conduit facility. In addition, we incurred $1,466,000 of borrowing costs during the three months ended March 31, 2005 related to our debt issuances and paid dividends of $3,698,000. Partially offsetting this use of funds was the proceeds from our debt issuances of $39,470,000 during the three months ended March 31, 2005.

Sources and Uses of Funds

General

     In general, our liquidity requirements include origination of new loans, debt principal payment requirements, payment of dividends and operating costs. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:
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

     We had $4.0 million of cash and cash equivalents at March 31, 2006, of which $3.2 million was available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our Revolver or conduit facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $43.8 million at March 31, 2006, of which $7.4 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

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

Sources of Funds

     Historically, our primary source of long-term funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. However, the timing of future securitization transactions is dependent upon our portfolio and loan originations. Fundings for the first quarter of 2006 did not meet our expectations. In addition, we are currently funding primarily construction loans. As such we do not anticipate completing our next structured loan transaction until the fourth quarter of 2006 or first quarter of 2007 at which time we expect to have a sufficient pool of variable-rate loans to complete a securitization.

     Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable, thereby reducing our ability to originate loans. The timing of a structured loan transaction also has significant impact on our financial condition and results of operations.

     We have a three-year $100.0 million conduit facility expiring February 6, 2008. At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum requirements. At March 31, 2006, approximately $33.7 million of our loans were owned by the conduit facility and we had outstanding advances of approximately $20.7 million. We have availability of $3.5 million under the conduit facility at March 31, 2006 without additional sales of loans receivable to the conduit facility. Currently, PMC Commercial has available approximately $31.6 million of loans which are eligible to be sold to the conduit facility. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. With respect to loans sold to our conduit facility, after 24 months, such loans may no longer be eligible for borrowing without consent of the lender. Therefore, between February 2007 and 2008, the loans currently sold to the conduit facility will become “stale.” In addition, the conduit facility is subject to cross default provisions with the Revolver. At March 31, 2006, we were in compliance with the covenants of this facility.

     At March 31, 2006, we had availability of $20.0 million under our Revolver which matures December 31, 2006. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At March 31, 2006, we were in compliance with the covenants of this facility.

     At March 31, 2006, one of our SBICs had $3.0 million in available commitments from the SBA, expiring in September 2007, to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

Uses of Funds

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining nine months of 2006, we anticipate loan originations will range from $30 million to $45 million. See “Lending Division” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     On August 31, 2005, the Board authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring August 31, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of March 31, 2006, we acquired 153,500 common shares under the share repurchase program for an aggregate purchase price of approximately $1,946,000, including commissions.

     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity.

     We may be required to replace furniture, fixtures and equipment or to make other capital improvements or renovations to the Hotel Properties which could affect our liquidity. We are required to make periodic capital improvements to comply with standards under our franchise agreements.

     During May 2006, we repaid, without penalty, the $1.3 million mortgage note using our Revolver.

Additional Information on Debt

     Information on our debt was as follows as of March 31, 2006:

				Weighted
		Required		Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments (1)	Maturities	Rate	Type
	(In thousands, except footnotes)
Junior subordinated notes (2)	$27,070	$—	2035	7.78%	Variable
Debentures	15,500	—	2010 to 2015	7.10%	Fixed
Mortgage notes	5,420	242	2009 to 2017	8.20%	(3)
Conduit facility	20,705	—	2008	5.65%	Variable
Structured notes (4)	2,973	1,668	2006 to 2018	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	—	2009 to 2010	4.00%	Fixed
Other	11	11	2006	9.50%	Fixed

	$75,679	$1,921

(1)	Represents required principal payments for the twelve months ending March 31, 2007.
(2)	The junior subordinated notes may be redeemed at our option, without penalty, beginning on March 30, 2010 and are subordinated to PMC Commercial’s existing debt.
(3)	Of the $5.4 million in mortgage notes, $1.3 million have variable rates of interest.
(4)	Principal payments of our 1998 structured notes are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

Summarized Contractual Obligations, Commitments and Contingencies and Off-Balance Sheet Arrangements

     Our contractual obligations at March 31, 2006 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Notes and debentures (1)	$75,679	$1,921	$22,016	$8,138	$43,604
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	4,000	—
Conduit facility	20,705	—	20,705	—	—

Interest:
Debt (4)	72,598	4,997	8,533	6,716	52,352

Other Contractual Obligations:
Operating lease (5)	1,116	170	376	439	131
Employment agreements (6)	2,676	1,147	1,529	—	—

Total contractual cash obligations	$176,774	$8,235	$53,159	$19,293	$96,087

(1)	Principal payments of our 1998 structured notes ($2.9 million at March 31, 2006) are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. Notes and debentures are presented at face value.
(2)	We had availability of $20.0 million under our Revolver at March 31, 2006.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at March 31, 2006 was utilized and no change in variable interest rates was assumed.
(5)	Represents future minimum lease payments under our operating lease for office space.
(6)	We have employment agreements with certain of our executive officers.

     Our commitments and contingencies at March 31, 2006 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	43,846	43,846	—	—	—

Total commitments	$43,846	$43,846	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has recorded a liability of approximately $300,000 for the estimated costs at March 31, 2006 to remediate an environmental obligation related to an asset sold by PMC Funding. The sale was financed by PMC Capital, Inc. with a loan with a current outstanding principal balance of approximately $436,000. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger. Our borrower has the primary responsibility for the environmental remediation. During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Represents loan commitments and approvals outstanding.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 6 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates adopted or expected dates of adoption and effect, if any, on our results of operations and financial condition.

SEASONALITY

     Generally, our lending segment is not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies typically rise temporarily during the winter months due primarily to reductions in business travel and consumer vacations.

     For our property segment, revenues for the limited service sector of the hospitality industry are generally lower during the winter months due to weather conditions and business and leisure travel trends, especially in the northeast and midwest sections of the United States where most of our Hotel Properties are located. Based on Arlington’s past operating results, we could experience working capital shortfalls from the operations of our Hotel Properties during the winter months.

DIVIDENDS

     On January 10, 2006, we paid a $0.30 per share quarterly dividend to common shareholders of record on December 31, 2005. The Board of Trust Managers (“Board”) declared a $0.30 per share quarterly dividend to common shareholders of record on March 31, 2006, which was paid on April 10, 2006.

     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. The Board anticipates that the minimum quarterly dividend per common share during the remainder of 2006 will be $0.30.

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

     The following reconciles net income to REIT taxable income:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$5,041	$4,116
Less: taxable REIT subsidiaries net income, net of tax	(178)	(229)
Add: book depreciation	71	437
Less: tax depreciation	(334)	(360)
Book/tax difference on property sales	350	(39)
Book/tax difference on Retained Interests, net	228	515
Book/tax difference on lease income	—	(381)
Impairment losses	43	—
Provision for loss on rent and related receivables	300	—
Book/tax difference on loans receivable	(889)	110
Other book/tax differences, net	5	(37)

REIT taxable income	$4,637	$4,132

Distributions declared	$3,223	$3,807

Weighted average common shares outstanding	10,746	10,877

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

LOANS RECEIVABLE

     Our loans receivable are approximately 90% variable-rate at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. We had $15.5 million and $18.7 million of fixed rate loans receivable at March 31, 2006 and December 31, 2005, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $15.7 million and $19.0 million at March 31, 2006 and December 31, 2005, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial.

     At March 31, 2006 and December 31, 2005, we had $142.0 million and $138.9 million of variable-rate loans receivable, respectively, and $49.1 million and $54.8 million of variable-rate debt at March 31, 2006 and December 31, 2005, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($92.9 million and $84.1 million at March 31, 2006 and December 31, 2005, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of $18.7 million and $21.7 million at March 31, 2006 and December 31, 2005, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2006 and December 31, 2005, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $929,000 and $841,000, respectively, on an annual basis.

NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of March 31, 2006 and December 31, 2005, approximately $26.8 million (35%) and $32.8 million (37%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver or the conduit facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2006, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $491,000.

     Since our fixed-rate debt are at effective rates that are currently lower (in general) than market rates, the fair value of these financial instruments is lower than their cost and carrying value, thus increasing our net worth. The majority of this debt is SBA debentures, mortgages payable and the structured notes from our 1998 structured loan financing (which would not be repaid other than through collections of principal on the underlying loans receivable). Our debentures have current prepayment penalties up to 4% of the principal balance. All of our $4.1 million of fixed-rate Hotel Property mortgages have significant penalties for prepayment.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2006 and December 31, 2005.

     Market risk disclosures related to our outstanding debt as of March 31, 2006 were as follows:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,874	$575	$630	$2,606	$3,949	$17,124	$26,758	$26,469

Variable-rate debt (LIBOR and prime based) (3)	47	20,756	55	1,181	—	27,070	49,109	49,109

Totals	$1,921	$21,331	$685	$3,787	$3,949	$44,194	$75,867	$75,578

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2006 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at March 31, 2006 was 6.9%.

     Market risk disclosures related to our outstanding debt as of December 31, 2005 were as follows:

	Years Ending December 31,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$6,816	$644	$704	$2,300	$4,077	$18,220	$32,761	$32,951

Variable-rate debt (LIBOR and prime based) (3)	143	154	24,371	1,282	1,245	27,659	54,854	54,854

Totals	$6,959	$798	$25,075	$3,582	$5,322	$45,879	$87,615	$87,805

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2005 was 6.4%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at March 31, 2006, the estimated fair value of our Retained Interests at March 31, 2006 would have decreased by approximately $2.2 million and $4.4 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2005, the estimated fair value of our Retained Interests at December 31, 2005 would have decreased by approximately $2.3 million and $4.5 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

     There have no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares, expiring August 31, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We purchased 24,100 shares during the first quarter of 2006 in the open market as described below.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or units)	Approximate Dollar Value)
	of Shares (or	Price Paid	Purchased as Part of	of Shares (or units) that
	units)	per Share	Publicly Announced	May Yet Be Purchased
Period	Purchased	(or unit)	Plans or Programs	Under the Plans or Programs

January 2006	24,100	$12.57	153,500	$8,053,397

ITEM 3. Defaults upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

A.	Exhibits

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
*31.1	Section 302 Officer Certification — Chief Executive Officer
*31.2	Section 302 Officer Certification — Chief Financial Officer
**32.1	Section 906 Officer Certification — Chief Executive Officer
**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date:	5/15/06	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date:	5/15/06	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer (Principal Accounting Officer)