Form 10-Q
period 2006-06-30
PMC COMMERCIAL TRUST /TX
filed 2006-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, the Registrant had outstanding 10,750,981 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Loans receivable, net	$158,422	$157,574
Retained interests in transferred assets	59,101	62,991
Real estate investments, net	6,207	8,080
Real estate investments held for sale, net	—	15,470
Cash and cash equivalents	8,751	3,967
Restricted investments	2,513	3,532
Rent and related receivables, net	1,067	1,489
Mortgage-backed security of affiliate	762	833
Deferred tax asset, net	364	349
Other assets	5,061	4,907

Total assets	$242,248	$259,192

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Notes and debentures payable	$22,452	$26,900
Junior subordinated notes	27,070	27,070
Credit facilities	17,205	24,205
Borrower advances	3,859	4,418
Redeemable preferred stock of subsidiary	3,621	3,575
Dividends payable	3,288	3,293
Accounts payable and accrued expenses	2,977	2,920
Deferred income	1,604	749
Due to affiliates, net	133	856
Debt and accrued expenses — real estate investments held for sale	—	6,273
Other liabilities	943	1,016

Total liabilities	83,152	101,275

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,037,331 and 11,028,271 shares issued at June 30, 2006 and December 31, 2005, respectively, 10,750,981 and 10,766,021 shares outstanding at June 30, 2006 and December 31, 2005, respectively	110	110
Additional paid-in capital	152,138	152,047
Net unrealized appreciation of retained interests in transferred assets	3,668	4,519
Cumulative net income	130,991	122,300
Cumulative dividends	(125,480)	(119,031)

	161,427	159,945

Less: Treasury stock; at cost, 286,350 shares and 262,250 shares at June 30, 2006 and December 31, 2005, respectively	(3,231)	(2,928)

Total beneficiaries’ equity	158,196	157,017

Total liabilities and beneficiaries’ equity	$242,248	$259,192

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenues:
Interest income	$7,611	$5,312	$3,929	$2,825
Income from retained interests in transferred assets	4,935	4,426	2,682	1,899
Hotel property revenues	1,014	—	580	—
Lease income	58	589	—	290
Other income	1,846	1,856	972	899

Total revenues	15,464	12,183	8,163	5,913

Expenses:
Interest	2,894	2,193	1,434	1,161
Salaries and related benefits	2,273	2,229	1,213	1,174
General and administrative	1,230	1,281	623	684
Hotel property expenses	793	—	410	—
Realized losses on retained interests in transferred assets	584	231	536	210
Provision for loss on rent and related receivables	425	—	125	—
Depreciation	119	162	57	81
Provision for loan losses, net	53	269	2	116
Impairment losses	—	435	—	435

Total expenses	8,371	6,800	4,400	3,861

Income before income tax provision, minority interest and discontinued operations	7,093	5,383	3,763	2,052

Income tax provision	(334)	(294)	(250)	(136)
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	(23)	(23)

Income from continuing operations	6,714	5,044	3,490	1,893

Discontinued operations:
Net gains on sales of real estate	2,019	1,114	142	978
Impairment losses	(94)	(1,419)	(21)	(1,419)
Net earnings	52	1,610	39	781

	1,977	1,305	160	340

Net income	$8,691	$6,349	$3,650	$2,233

Weighted average shares outstanding:
Basic	10,745	10,882	10,744	10,887

Diluted	10,745	10,894	10,744	10,898

Basic and diluted earnings per share:
Income from continuing operations	$0.63	$0.46	$0.33	$0.17
Discontinued operations	0.18	0.12	0.01	0.03

Net income	$0.81	$0.58	$0.34	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Net income	$8,691	$6,349	$3,650	$2,233

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(517)	(50)	(28)	1,334
Net realized gains included in net income	(334)	(281)	(156)	(110)

	(851)	(331)	(184)	1,224

Comprehensive income	$7,840	$6,018	$3,466	$3,457

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Six Months Ended June 30, 2005
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2005	10,876,961	$110	$151,818	$5,120	$111,003	$(105,462)	$(1,285)	$161,304
Net unrealized depreciation	—	—	—	(331)	—	—	—	(331)
Shares issued through exercise of stock options	9,400	—	123	—	—	—	—	123
Issuance of share options and restricted shares	9,060	—	72	—	—	—	—	72
Dividends ($0.65 per share)	—	—	—	—	—	(7,076)	—	(7,076)
Net income	—	—	—	—	6,349	—	—	6,349

Balances, June 30, 2005	10,895,421	$110	$152,013	$4,789	$117,352	$(112,538)	$(1,285)	$160,441

	Six Months Ended June 30, 2006
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2006	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017
Net unrealized depreciation	—	—	—	(851)	—	—	—	(851)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Issuance of share options and restricted shares	9,060	—	91	—	—	—	—	91
Dividends ($0.60 per share)	—	—	—	—	—	(6,449)	—	(6,449)
Net income	—	—	—	—	8,691	—	—	8,691

Balances, June 30, 2006	10,750,981	$110	$152,138	$3,668	$130,991	$(125,480)	$(3,231)	$158,196

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$8,691	$6,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128	866
Realized losses on retained interests in transferred assets	584	231
Net gains on sales of real estate	(2,019)	(1,114)
Deferred income taxes	(15)	(14)
Provision for loan losses	53	269
Provision for losses on rent and related receivables	425	—
Impairment losses	94	1,854
Premium income adjustment	76	51
Amortization and accretion, net	(147)	(151)
Share-based compensation	91	72
Loans funded, held for sale	(3,807)	(2,899)
Proceeds from sale of guaranteed loans	4,201	3,410
Loan fees collected (refunded), net	(32)	154
Capitalized loan origination costs	(140)	(50)
Change in operating assets and liabilities:
Due to/from affiliates, net	(723)	132
Other assets	(196)	(1,885)
Borrower advances	(559)	(238)
Accounts payable and accrued expenses	(399)	5
Other liabilities	(255)	(640)

Net cash provided by operating activities	6,051	6,402

Cash flows from investing activities:
Loans funded	(7,515)	(14,088)
Principal collected on loans receivable	22,433	9,726
Principal collected on notes receivable	—	292
Principal collected on retained interests in transferred assets	2,498	3,598
Proceeds from assets acquired in liquidation held for sale, net	1,163	1,404
Proceeds from sales of hotel properties, net	3,126	6,690
Proceeds from mortgage-backed security of affiliate	83	63
Investment in retained interests in transferred assets	—	(1,116)
Investment in PMC Preferred Capital Trust-A	—	(820)
Release of (investment in) restricted investments, net	1,019	(246)
Purchase of furniture, fixtures and equipment	(72)	(330)

Net cash provided by investing activities	22,735	5,173

Cash flows from financing activities:
Proceeds from issuance of common shares	—	123
Purchase of treasury shares	(303)	—
Payment of principal on revolving credit facility, net	—	(14,600)
Proceeds from issuance of SBA debentures	—	4,000
Proceeds from (payment of principal on) conduit facility, net	(7,000)	6,825
Proceeds from issuance of junior subordinated notes	—	27,070
Payment of principal on notes and mortgages payable and debentures	(10,245)	(28,875)
Payment of borrowing costs	—	(1,466)
Payment of dividends	(6,454)	(7,506)

Net cash used in financing activities	(24,002)	(14,429)

Net increase (decrease) in cash and cash equivalents	4,784	(2,854)

Cash and cash equivalents, beginning of year	3,967	9,065

Cash and cash equivalents, end of period	$8,751	$6,211

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of June 30, 2006 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2006 and 2005 and beneficiaries’ equity and cash flows for the six months ended June 30, 2006 and 2005, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2006 and our results of operations for the three and six months ended June 30, 2006 and 2005. These adjustments are of a normal recurring nature.

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

The results for the three and six months ended June 30, 2006 are not necessarily indicative of future financial results.

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

Note 5. Share-Based Compensation Plans:

At June 30, 2006, we have options outstanding under share-based compensation plans. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

We granted 33,250 option awards on June 10, 2006 at an exercise price of $12.72 (the closing price on June 9, 2006) under our 2005 Equity Incentive Plan. The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	4.96%
Expected Dividend Yield	9.43%
Expected Volatility	16.24%
Expected Forfeiture Rate	5.0%

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates, respectively. We recorded compensation expense of approximately $19,000 during the three and six months ended June 30, 2006 related to this option grant.

In addition, we issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 10, 2006 at the then current market price of the shares of $12.72. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense is recognized over the vesting period. We recorded compensation expense of approximately $43,000 during the three and six months ended June 30, 2006 for this restricted share issuance. At June 30, 2006, there was approximately $72,000 of total unrecognized compensation expense related to these unvested restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We granted 36,700 option awards on June 11, 2005 at an exercise price of $14.54. We recorded compensation expense of approximately $23,000 during the three and six months ended June 30, 2005 related to this option grant.

We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 11, 2005 at the then current market price of the shares of $14.54. Compensation expense is recognized over the vesting period. We recorded compensation expense of approximately $13,000 and $29,000 during the three and six months ended June 30, 2006, respectively, and approximately $49,000 during the three and six months ended June 30, 2005 for this restricted share issuance. At June 30, 2006, there was approximately $20,000 of total unrecognized compensation expense related to these unvested restricted shares which will be recognized over the next year.

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

The FASB issued SFAS No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” in February 2006. SFAS No. 155 (1) permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strip receivables are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial statements.

The FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent to initial measurement, an entity may choose to use the amortization method or the fair value measurement method for future measurements. SFAS No. 156 also requires additional disclosures related to servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”)” which clarifies the accounting for uncertainty in income tax positions. FIN 48 imposes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

Note 7. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
SBIC commercial mortgage loans	$39,472	$41,749
SBA 7(a) Guaranteed Loan Program loans	14,589	16,367
Other commercial mortgage loans	104,741	100,452

Total loans receivable	158,802	158,568
Less:
Deferred commitment fees, net	(367)	(567)
Loan loss reserves	(13)	(427)

Loans receivable, net	$158,422	$157,574

Additional information on our loans receivable, net, was as follows:

	June 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$128,757	81.3%	9.2%	$120,645	76.6%	8.3%
Variable-rate — prime	15,495	9.8%	9.7%	18,278	11.6%	8.7%
Fixed-rate	14,170	8.9%	9.5%	18,651	11.8%	9.4%

	$158,422	100.0%	9.3%	$157,574	100.0%	8.5%

Our loans receivable were approximately 95% concentrated in the hospitality industry at June 30, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

The activity in our loan loss reserves was as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Balance, beginning of year	$427	$164
Provision for loan losses	94	287
Reduction of loan losses	(41)	(18)
Principal balances written-off, net	(467)	—

Balance, end of period	$13	$433

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Impaired loans requiring reserves	$37	$1,073
Impaired loans expected to be fully recoverable (1)	479	5,056

Total impaired loans	$516	$6,129

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Average impaired loans	$1,698	$4,839	$516	$3,596

Interest income on impaired loans (2)	$70	$138	$—	$68

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

Our impaired loans have decreased from December 31, 2005 to June 30, 2006 due primarily to the foreclosure of the underlying collateral of three limited service hospitality properties.

Note 8. Real Estate Investments and Rent and Related Receivables:

Our real estate investments consisted of the following:

	June 30, 2006	December 31, 2005
			Real
	Real	Real	Estate
	Estate	Estate	Investments
	Investments	Investments	Held for Sale
	(Dollars in thousands)
Land	$794	$1,044	$2,041
Buildings and improvements	5,926	7,484	15,110
Furniture, fixtures and equipment	293	271	1,728

	7,013	8,799	18,879
Accumulated depreciation	(806)	(719)	(3,409)

	$6,207	$8,080	$15,470

Number of Hotel Properties	3	4	9

At June 30, 2006, we owned three hotel properties (individually, a “Hotel Property”). The properties were originally part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements.

During June 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy”). On August 31, 2005, AHI filed for Bankruptcy (the “Arlington Bankruptcy”). The January through April 2005 lease payments due from AII were paid while the May and June 2005 lease payments due from AII were not paid. AII made its July 2005 to January 2006 rent payments which were recorded as income when earned.

On January 13, 2006, we received rejection notices on 12 individual property leases and as a result, we took possession and operated 13 Hotel Properties through third party management companies. During 2006, we sold ten hotel properties for approximately $20.5 million and recognized net gains of approximately $1.9 million and deferred gains of approximately $1.2 million. We financed the sale of these properties through origination of loans aggregating approximately $17.1 million with interest rates of LIBOR plus spreads ranging from 3.75% to 4.80% and maturity and amortization periods of 20 years.

At June 30, 2006, our three remaining Hotel Properties had mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties. Therefore, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. At June 30, 2006, these properties were considered to be “held and used” and all operations relating to these properties were included in continuing operations in our consolidated statements of income. We generated hotel property revenues of approximately $580,000 and $1,014,000 consisting primarily of room revenues and $410,000 and $793,000 in hotel property expenses consisting primarily of general and administrative expenses related to these properties during the three and six months ended June 30, 2006, respectively. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows are based on estimated future property operations or rent payments to be received on the Hotel Properties and expected proceeds from the sale. Based on this analysis, no impairment losses were recorded during the three or six months ended June 30, 2006.

At June 30, 2006, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,747,000 before reserves. As a result of the uncertainty and timing of collection, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Arlington Claims.

We performed an analysis of our anticipated future proceeds related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of approximately $1,255,000 during 2005. We recorded an additional allowance of $425,000 during the six months ended June 30, 2006 primarily resulting from a reduction in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Accordingly, our net recorded investment was $1,067,000 as of June 30, 2006. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and losses recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

We completed joint structured loan sale transactions with PMC Capital, Inc., our affiliate through common management. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” During 2004, we acquired PMC Capital, Inc.’s Retained Interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

Information pertaining to our Originated Structured Loan Sale Transactions as of June 30, 2006 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$30,410	$17,571	$18,642	$30,657
Structured Notes balance outstanding	$24,999	$16,695	$15,916	$26,198
Cash in the collection account	$336	$1,885	$269	$329
Cash in the reserve account	$1,840	$1,164	$1,124	$1,852
Weighted average interest rate on loans (1)	9.55%	9.60%	9.68%	L+4.02%
Discount rate assumptions (2)	8.3% to 13.0%	8.3% to 13.0%	8.5% to 13.2%	8.8% to 13.0%
Constant prepayment rate assumption (3)	12.00%	15.00%	16.00%	13.00%
Weighted average remaining life of loans (4)	3.01 years	2.41 years	2.76 years	4.05 years
Aggregate losses assumed (5)	1.67%	1.99%	1.80%	1.91%
Aggregate principal losses to date (6)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 8.3% to 8.8% for our required overcollateralization, (b) 10.0% to 10.2% for our reserve funds and (c) 13.0% to 13.2% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.2%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the twelve months ending June 30, 2007 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to our Acquired Structured Loan Sale Transactions as of June 30, 2006 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$13,022	$15,550	$9,048	$20,179	$20,980	$40,478
Structured Notes balance outstanding	$13,943	$14,696	$7,998	$16,300	$16,748	$34,833
Cash in the collection account	$1,910	$2,879	$1,782	$231	$288	$460
Cash in the reserve account	$1,334	$1,215	$646	$1,220	$1,270	$2,447
Weighted average interest rate of loans (1)	P+0.99%	9.08%	9.01%	9.65%	9.62%	L+4.02%
Discount rate assumptions (2)	9.3% to 13.0%	8.3% to 13.0%	8.7% to 13.4%	8.5% to 13.2%	8.4% to 13.1%	8.8% to 13.0%
Constant prepayment rate assumption (3)	15.00%	15.00%	14.00%	15.00%	16.00%	13.00%
Weighted average remaining life of loans (4)	2.81 years	2.68 years	1.82 years	2.66 years	2.71 years	4.01 years
Aggregate principal losses assumed (5)	2.32%	2.38%	1.68%	2.14%	1.71%	1.92%
Aggregate principal losses to date (6)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 8.3% to 9.3% for our required overcollateralization, (b) 10.0% to 10.4% for our reserve funds and (c) 13.0% to 13.4% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.3%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the twelve months ending June 30, 2007 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.

At June 30, 2006, one of the loans sold to the QSPEs with a principal balance of approximately $234,000, included in our Acquired Structured Loan Sale Transactions, was delinquent over 60 days as to principal and interest. If we had to liquidate this loan, the loss could exceed estimates and the estimated fair value of our Retained Interests would decline.

First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At June 30, 2006, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $40.5 million and the weighted average excess spread was approximately 0.7%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at June 30, 2006 included a prepayment speed of 20% per annum and a discount rate of 13%.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our Retained Interests consisted of the following:

	June 30, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$733	$733	$695
1998 Partnership	829	1,041	330	2,200	2,181
1999 Partnership	3,746	932	335	5,013	5,026
2000 Joint Venture	8,674	2,173	1,037	11,884	10,504
2001 Joint Venture	6,925	2,096	1,486	10,507	10,082
2002 Joint Venture	7,498	2,034	1,449	10,981	10,456
2003 Joint Venture	10,860	3,567	3,356	17,783	16,489

	$38,532	$11,843	$8,726	$59,101	$55,433

	December 31, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$779	$779	$741
1998 Partnership	915	1,048	412	2,375	2,306
1999 Partnership	3,885	955	499	5,339	5,240
2000 Joint Venture	8,953	2,231	892	12,076	10,809
2001 Joint Venture	7,227	2,619	2,440	12,286	11,023
2002 Joint Venture	7,890	2,147	1,831	11,868	10,803
2003 Joint Venture	10,878	4,304	3,086	18,268	17,550

	$39,748	$13,304	$9,939	$62,991	$58,472

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following sensitivity analysis of our Retained Interests as of June 30, 2006 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$56,882	($2,219)
Losses increase by 100 basis points per annum (2)	$54,715	($4,386)
Rate of prepayment increases by 5% per annum (3)	$58,278	($823)
Rate of prepayment increases by 10% per annum (3)	$57,539	($1,562)
Discount rates increase by 100 basis points	$57,121	($1,980)
Discount rates increase by 200 basis points	$55,234	($3,867)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

We monitor the governing pooling and servicing agreements for each of our structured loan sale transactions and believe the servicing-related terms set forth therein are industry standard and consistent with QSPE criteria. However, views about permitted servicing activities involving QSPEs may not be consistent among organizations. As accounting standard setters continue to interpret QSPE criteria under SFAS No. 140, there may be a material resultant impact on our consolidated financial statements.

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at June 30, 2006 and December 31, 2005 our consolidated balance sheets do not include the $242.2 million and $276.1 million of assets, respectively, and $188.9 million and $220.8 million of liabilities, respectively, related to our structured loan sale transactions recorded by our QSPEs. At June 30, 2006, the partners’ capital of our QSPEs was approximately $53.3 million compared to the value of the associated Retained Interests of approximately $58.4 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following information summarizes the financial position of the QSPEs at June 30, 2006 and December 31, 2005.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)
Loans receivable, net	$13,010	$15,969	$15,550	$20,203	$39,458	$42,263

Total assets	$16,304	$17,682	$19,766	$21,947	$44,333	$48,253

Structured Notes	$13,943	$15,240	$14,696	$16,795	$32,997	$36,697

Total liabilities	$14,023	$15,314	$14,778	$16,889	$33,097	$36,809

Partners’ capital	$2,281	$2,368	$4,988	$5,058	$11,236	$11,444

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)
Loans receivable, net	$37,750	$49,175	$39,622	$42,843	$71,135	$75,566

Total assets	$42,414	$52,918	$42,895	$46,256	$76,522	$89,017

Structured Notes	$32,995	$42,731	$32,664	$35,844	$61,031	$72,782

Total liabilities	$33,082	$42,845	$32,754	$35,944	$61,201	$72,964

Partners’ capital	$9,332	$10,073	$10,141	$10,312	$15,321	$16,053

The following information summarizes the results of operations of the QSPEs.

Summary of Operations:

	Six Months Ended June 30,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)
Interest income	$691	$654	$872	$1,038	$2,017	$2,422

Total revenues	$753	$670	$1,067	$1,058	$2,139	$2,499

Reduction of losses	$(13)	$(2)	$—	$—	$(17)	$—

Interest expense	$482	$409	$510	$632	$1,232	$1,561

Total expenses	$499	$442	$545	$673	$1,285	$1,645

Net income	$254	$228	$522	$385	$854	$854

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)
Interest income	$2,137	$2,681	$2,080	$2,484	$3,390	$3,034

Total revenues	$2,462	$3,206	$2,222	$2,835	$3,537	$3,047

Provision for (reduction of) losses, net	$—	$(409)	$—	$276	$(6)	$—

Interest expense	$1,195	$1,553	$1,178	$1,407	$1,937	$1,574

Total expenses	$1,267	$1,235	$1,247	$1,764	$2,054	$1,716

Net income	$1,195	$1,971	$975	$1,071	$1,483	$1,331

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

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Annualized yield	13.9%	11.4%	13.6%	10.3%

Servicing fee income for the three and six months ended June 30, 2006 and 2005 for loans held by the QSPEs was approximately $175,000 and $209,000 and $361,000 and $433,000, respectively. We have not established a servicing asset or liability related to the loans held by our QSPEs as the servicing fees are considered adequate compensation.

We received approximately $7.4 million and $8.0 million in cash distributions from the QSPEs during the six months ended June 30, 2006 and 2005, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Other Assets:

Other assets consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Deferred borrowing costs, net	$1,224	$1,340
Assets acquired in liquidation, net	992	1,014
Investment in PMC Preferred Capital Trust-A	820	820
Interest receivable	759	698
Prepaid expenses and deposits	626	653
Other	640	382

Other assets	$5,061	$4,907

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Debt:

Information on our debt was as follows:

						Current
						Weighted
	June 30, 2006		December 31, 2005		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
	(In thousands)
Notes and debentures payable:
Debentures	$15,500	$16,056	$15,500	$16,125	2010 to 2015	7.10%
Mortgage notes (1)	4,039	4,039	11,473	11,473	2011 to 2017	8.18%
Structured notes (2)	2,357	2,357	5,167	5,167	2006	6.37%

	21,896	22,452	32,140	32,765

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	8.21%

Credit facilities:
Conduit facility	17,205	17,205	24,205	24,205	2008	6.14%
Revolving credit facility	—	—	—	—	2006	N/A

	17,205	17,205	24,205	24,205

Redeemable preferred stock of subsidiary	4,000	3,621	4,000	3,575	2009 to 2010	4.00%

Debt	$70,171	$70,348	$87,415	$87,615

(1)	We had mortgages on our Hotel Properties which were considered held-for-sale totaling approximately $5.9 million at December 31, 2005, included in debt and accrued expenses — real estate investments held for sale on our consolidated balance sheet which were repaid during 2006.
(2)	We anticipate that, either through principal repayments or exercise of our option, the notes will be repaid prior to December 31, 2006.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments required on our debt at June 30, 2006 were as follows (face amount):

Twelve Months
Ending June 30,	Total
(In thousands)
2007	$2,557
2008	17,421
2009	235
2010	4,254
2011	9,437
Thereafter	36,267

$70,171

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA, have a weighted average cost of funds of approximately 6% and semi-annual interest only payments.

Mortgage Notes
As of June 30, 2006, we had three mortgage notes, each collateralized by a Hotel Property. The mortgage notes are through our subsidiaries formed to assume the mortgage notes and relate to our three Hotel Properties to be held and used. During 2006, we sold one Hotel Property with a mortgage note of approximately $1.5 million and the mortgage note was repaid. These mortgages are amortized over 20 years, mature from January 2011 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At June 30, 2006 and December 31, 2005, the aggregate balances outstanding on these mortgage notes were approximately $4.0 million and $5.6 million, respectively, of which approximately $1.5 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively, were guaranteed by PMC Commercial.

Structured Notes
In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At June 30, 2006 and December 31, 2005, the principal amount of the outstanding underlying loans receivable was approximately $8.1 million and $10.8 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

Junior Subordinated Notes
During 2005, PMC Commercial issued notes which are subordinated to PMC Commercial’s existing debt. The junior subordinated notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (computed on a 360-day year). The junior subordinated notes may be redeemed at our option, without penalty, beginning on March 30, 2010. Interest payments are due on a quarterly basis.

Conduit Facility
During 2005, we entered into a three-year $100.0 million conduit facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating 1% over LIBOR and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum requirements. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the conduit facility is subject to cross default provisions with our revolving credit facility. At June 30, 2006, approximately $33.4 million of our loans were owned by PMC Conduit. We had availability of approximately $6.8 million under the conduit facility at June 30,

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2006 without additional sales of loans receivable to PMC Conduit. With respect to loans sold to PMC Conduit, after 24 months, such loans may no longer be eligible for borrowing without consent of the lender. Therefore, between February 2007 and 2008, the loans currently sold to PMC Conduit will become “stale.” At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. At June 30, 2006, we were in compliance with the covenants of this facility.

Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2006 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At June 30, 2006, we were in compliance with the covenants of this facility.

Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA pursuant to the SBIA.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have classified the 4% Preferred Stock as a liability on our consolidated balance sheet. Dividends of approximately $39,000 and $79,000 were recognized on the 4% Preferred Stock during the three and six months ended June 30, 2006 and 2005, respectively, and are included in interest expense on our consolidated statements of income.

Interest Paid
During the six months ended June 30, 2006 and 2005, interest paid was approximately $2.9 million and $2.7 million, respectively.

Note 12. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $23,000 and $45,000 were recognized on the 3% Preferred Stock during the three and six months ended June 30, 2006 and 2005, respectively, and are reflected in our consolidated statements of income as minority interest.

Note 13. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,744,000 and 10,887,000 for the three months ended June 30, 2006 and 2005, respectively. The weighted average number of common shares outstanding was approximately 10,745,000 and 10,882,000 for the six months ended June 30, 2006 and 2005, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 11,000 and 12,000 shares during the three and six months ended June 30, 2005, respectively, for the dilutive effect of options to purchase common shares. During the three and six months ended June 30, 2006, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Not included in the computation of diluted earnings per share were outstanding options to purchase 149,661 and 71,155 common shares during the three months ended June 30, 2006 and 2005, respectively, and options to purchase 149,661 and 75,155 common shares during the six months ended June 30, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 14. Dividends Declared:

Dividends declared during 2006 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 10, 2006	March 31, 2006	$0.30
July 10, 2006	June 30, 2006	$0.30

		$0.60

We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

Note 15. Share Repurchase Program:

On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding Common Shares, expiring August 31, 2006. The Common Shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of June 30, 2006, we had acquired 153,500 common shares under the share repurchase program for an aggregate purchase price of approximately $1,946,000, including commissions.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our net income to REIT taxable income:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$8,691	$6,349	$3,650	$2,233
Less: TRS net income, net of tax	(621)	(459)	(443)	(230)
Add: Book depreciation	128	866	57	429
Less: Tax depreciation	(359)	(720)	(26)	(360)
Book/tax difference on Retained Interests, net	949	1,549	721	1,034
Book/tax difference on lease income	—	(1,094)	—	(713)
Book/tax difference on property sales	566	291	216	330
Impairment losses	43	1,854	—	1,854
Provision for loss on rent and related receivables	425	—	125	—
Book/tax difference on loans receivable	(887)	237	2	125
Other book/tax differences, net	(251)	(200)	(255)	(161)

REIT taxable income	$8,684	$8,673	$4,047	$4,541

Common distributions declared	$6,449	$7,076	$3,226	$3,269

Dividends declared per share	$0.60	$0.65	$0.30	$0.30

Income tax provision related to the TRS’s consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Federal:
Current provision	$349	$308	$229	$139
Deferred provision (benefit)	(15)	(14)	21	(3)

Income tax provision	$334	$294	$250	$136

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Income before income taxes for TRS’s	$955	$753	$693	$366

Expected Federal income tax provision	$334	$263	$242	$128
Preferred dividend of subsidiary recorded as minority interest	16	16	8	8
Other adjustment	(16)	15	—	—

Income tax provision	$334	$294	$250	$136

The components of the net deferred tax asset were as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Retained Interests	$158	$97
Loans receivable	105	148
Servicing asset	102	132
Premiums on acquired notes and debentures payable	91	101
Operating loss carryforwards	20	8
Other	21	12

Total gross deferred tax assets	497	498

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary	133	149

Total gross deferred tax liabilities	133	149

Deferred tax asset, net	$364	$349

Our operating loss carryforwards were generated by PMC Properties and are available to offset future taxable income of PMC Properties. Based on estimates of future pretax earnings for the properties, management believes that we will realize the full benefit of these net operating loss carryforwards. The net operating loss carryforwards expire from 2025 to 2026.

We paid $695,000 and $292,500 in income taxes during the six months ended June 30, 2006 and 2005, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Other Income:

Other income consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Prepayment fees	$764	$557	$318	$219
Servicing income (1)	545	631	265	306
Premium income (1)	325	288	291	125
Other loan related income	180	365	82	234
Equity in earnings of unconsolidated subsidiary	32	15	16	15

Other income	$1,846	$1,856	$972	$899

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market. Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Discontinued Operations:

Discontinued operations of our hotel properties (12 Hotel Properties and 16 Hotel Properties during the six months ended June 30, 2006 and 2005, respectively) and assets acquired in liquidation (primarily two limited service hospitality properties during the six months ended June 30, 2006) consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Hotel and Lease Operations:
Revenues:
Lease income — base and other	$145	$1,925	$—	$1,071
Straight-line rental income	—	922	—	435
Hotel operating revenues (1)	1,114	111	406	111

Total revenues	1,259	2,958	406	1,617

Expenses:
Depreciation	9	704	—	348
Interest expense (2)	119	313	12	158
Hotel operating expenses (1)	1,047	331	359	331

Total expenses	1,175	1,348	371	837

Net earnings, hotel and lease operations	84	1,610	35	780

Assets Acquired in Liquidation Operations:
Revenues	155	—	26	1
Expenses	187	—	22	—

Net earnings (losses), assets acquired in liquidation operations	(32)	—	4	1

Total net earnings	52	1,610	39	781

Net gains on sales of real estate	2,019	1,114	142	978

Impairment losses	(94)	(1,419)	(21)	(1,419)

Discontinued operations	$1,977	$1,305	$160	$340

(1)	Hotel operating revenues consist primarily of room revenues and hotel operating expenses consist primarily of general and administrative expenses.
(2)	Represents interest expense on the mortgages payable related to hotel properties included in discontinued operations. As of June 30, 2006, the mortgages payable have either been repaid as a result of the sales or as they matured. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property sales included in discontinued operations consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006 (1)	2005 (1)	2006 (1)	2005 (1)
	(In thousands, except number of property sales and footnotes)
Properties sold:
Hotel properties	10	3	4	2
Assets acquired in liquidation	7	2	4	1

	17	5	8	3

Hotel Properties:
Sales proceeds	$20,553	$6,692	$7,606	$4,680
Cost of sales	(17,545)	(5,587)	(6,882)	(3,702)
Less: deferred gains	(1,153)	—	(724)	—

	1,855	1,105	—	978

Assets Acquired in Liquidation:
Sales proceeds	4,107	3,198	648	3,098
Cost of sales	(3,880)	(2,844)	(506)	(2,753)
Less: deferred gains	(63)	(345)	—	(345)

	164	9	142	—

Net gains on sales of real estate	$2,019	$1,114	$142	$978

(1)	We financed the sale of these properties through origination of loans aggregating $19,844,000 and $2,500,000 during the six months ended June 30, 2006 and 2005, respectively. As the down payment received was not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Non-cash investing activities:

Loans receivable originated in connection with sales of hotel properties	$17,084	$—

Loans receivable originated in connection with sales of asset acquired in liquidation	$2,760	$2,500

Reclassification from loans receivable to assets acquired in liquidation	$3,894	$2,666

Reduction of due to affiliate and Retained Interests	$—	$2,126

Loan receivable established through due to affiliate	$—	$1,559

Note receivable and deferred liability recorded upon sales of hotel properties, net	$—	$197

Note 20. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $33.1 million at June 30, 2006, of which approximately $7.1 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales and $1.9 million were to be originated by one of our SBICs. Approximately 90% of our loan commitments and approvals were for construction loans and loans committed to refinance construction loans upon project completion.

At June 30, 2006, all of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.25% to 2.75% and over LIBOR generally ranging from 3.0% to 4.25%. The weighted average interest rate on our loan commitments and approvals at June 30, 2006 was approximately 9.4%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
June 30,	Total
(In thousands)
2007	$173
2008	185
2009	197
2010	208
2011	220
2012	75

$1,058

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $48,000 and $40,000 and $94,000 and $80,000, during the three and six months ended June 30, 2006 and 2005, respectively.

Employment Agreements
We have employment agreements with certain of our officers expiring June 30, 2009. Future payments under these contracts are approximately $1,220,000 for each of the twelve-month periods ending June 30, 2007, 2008 and 2009.

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

Environmental
PMC Funding has a recorded liability of approximately $300,000 at June 30, 2006 related to a loan with collateral that has environmental obligations which are the primary responsibility of our borrower. The loan was originated in connection with the sale of the underlying collateral by PMC Funding. The sale was financed by PMC Capital, Inc. through a loan with a current outstanding principal balance of approximately $440,000 which is currently in default. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc.

During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property has certain aspects that require revision. While our borrower has the primary responsibility for the environmental remediation, to the extent the borrower defaults on the loan and we elect to foreclose, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the three months ended June 30, 2006 and 2005 was as follows:

	For the Three Months Ended June 30,
	2006			2005
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$4,901	$4,901	$—	$3,724	$3,724	$—
Lease income and hotel property revenues	580	—	580	290	—	290
Income from Retained Interests	2,682	2,682	—	1,899	1,899	—

Total	8,163	7,583	580	5,913	5,623	290

Expenses:
Interest (1).	1,434	1,307	127	1,161	922	239
Depreciation	57	2	55	81	1	80
Salaries and related benefits (2)	1,213	1,092	121	1,174	1,057	117
Hotel property expenses	410	—	410	—	—	—
General and administrative	623	547	76	684	584	100
Realized losses on Retained Interests	536	536	—	210	210	—
Impairment losses	—	—	—	435	—	435
Provision for loss on rent and related receivables	125	—	125	—	—	—
Provision for loan losses, net	2	2	—	116	116	—

Total	4,400	3,486	914	3,861	2,890	971

Income (loss) before income tax provision, minority interest and discontinued operations	3,763	4,097	(334)	2,052	2,733	(681)
Income tax benefit (provision)	(250)	(261)	11	(136)	(136)	—
Minority interest (preferred stock dividend of subsidiary)	(23)	(23)	—	(23)	(23)	—

Income (loss) from continuing operations	3,490	3,813	(323)	1,893	2,574	(681)

Discontinued operations:
Net gains (losses) on sales of real estate	142	143	(1)	978	—	978
Impairment losses	(21)	(21)	—	(1,419)	—	(1,419)
Net earnings	39	4	35	781	—	781

Net income (loss)	$3,650	$3,939	$(289)	$2,233	$2,574	$(341)

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

     Business segment data for the six months ended June 30, 2006 and 2005 was as follows:

	For the Six Months Ended June 30,
	2006			2005
	Total	Lending Division	Property Division	Total	Lending Division	Property Division
	(In thousands)
Revenues:
Interest income — loans and other income	$9,457	$9,457	$—	$7,168	$7,168	$—
Lease income and hotel property revenues	1,072	—	1,072	589	—	589
Income from Retained Interests	4,935	4,935	—	4,426	4,426	—

Total	15,464	14,392	1,072	12,183	11,594	589

Expenses:
Interest (1)	2,894	2,599	295	2,193	1,718	475
Depreciation	119	4	115	162	2	160
Salaries and related benefits (2)	2,273	2,046	227	2,229	2,006	223
Hotel property expenses	793	—	793	—	—	—
General and administrative	1,230	1,061	169	1,281	1,181	100
Realized losses on Retained Interests	584	584	—	231	231	—
Impairment losses	—	—	—	435	—	435
Provision for losses on rent and related receivables	425	—	425	—	—	—
Provision for loan losses, net	53	53	—	269	269	—

Total	8,371	6,347	2,024	6,800	5,407	1,393

Income (loss) before income tax provision, minority interest and discontinued operations	7,093	8,045	(952)	5,383	6,187	(804)
Income tax benefit (provision)	(334)	(345)	11	(294)	(294)	—
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	—	(45)	(45)	—

Income (loss) from continuing operations	6,714	7,655	(941)	5,044	5,848	(804)

Discontinued operations:
Net gains on sales of real estate	2,019	164	1,855	1,114	9	1,105
Impairment losses	(94)	(51)	(43)	(1,419)	—	(1,419)
Net earnings (losses)	52	(32)	84	1,610	—	1,610

Net income	$8,691	$7,736	$955	$6,349	$5,857	$492

(1)	Interest expense specifically identifiable to a particular division is allocated to that division. Interest expense which is not specifically identifiable is allocated based on the relative total assets of each division.
(2)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.

Total assets at June 30, 2006 were allocated approximately $234.2 million to the Lending Division and $8.0 million to the Property Division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additions to furniture, fixtures and equipment were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Lending Division	22	—	12	—
Property Division	50	330	31	170

	72	330	43	170

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Current Operating Overview and Significant Economic Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

     The following discussion of our financial condition at June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

EXECUTIVE SUMMARY

     We continue to be faced with several challenges including (1) the loan products which we offer to our borrowers do not include a competitive fixed-rate loan product, (2) the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders has been diminishing, (3) prepayments of our aggregate loan portfolio have recently increased and (4) the operations of our Hotel Properties and collection of the receivable relating to the tenant of our owned Hotel Properties which filed for bankruptcy in 2005.

     Our wholly-owned subsidiary, First Western SBLC, Inc. (“First Western”), is licensed as a small business lending company that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program. First Western was previously a “Preferred Lender,” as designated by the SBA only in certain districts. Effective in May 2006, First Western is now a Preferred Lender nationwide in the United States. This expanded Preferred Lender status should shorten the time period necessary to originate SBA 7(a) Guaranteed Loan Program loans. We anticipate that as a result of this change, our originations under the SBA 7(a) Guaranteed Loan Program will increase.

     As a result of the prolonged period in which the yield curve has been flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where they were not economically viable. Our loan volume and commitments have therefore been primarily variable-rate. The number of lenders who compete with us for limited service hospitality loans has been increasing and many of these competitors have a lower cost of funds than we do and are therefore able to offer rates below what we can offer. Until the yield curve combined with the level of competition changes, we expect this trend to continue. We believe that the market has changed such that borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. Local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current sources of funds. Consequently, at the present time we are predominately committing to loans which are variable rate. During the first half of 2006, our loan originations were approximately $31.2 million, of which approximately $19.8 million were originated in connection with sales of Amerihost Inn hotels and assets acquired in liquidation.

     If we reduce our rates in order to originate fixed-rate loans, these loans would have a lower spread than we have historically achieved on our fixed-rate securitizations. We have a risk that during the interim period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, we would be subject to interest rate risk. We continue to actively pursue alternative sources of funds and evaluate interest rate hedges to reduce our cost of funds, which may allow us to originate fixed-rate loans at more competitive rates.

     During 2006, we experienced prepayment activity at increased levels, primarily for our fixed-rate loans. Prepayments of our retained portfolio were approximately $18.1 million during the six months ended June 30, 2006 compared to approximately $6.5 million during the comparable period of 2005. In addition, during 2006 we had prepayments of approximately $24.1 million in loans sold as part of securitizations compared to approximately $16.8 million during the first six months of 2005. This increased activity is primarily a result of competitors providing refinance opportunities for our borrowers combined with a reduction or elimination of prepayment fees on certain loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006. See “Prepayment Activity.”

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

     On January 13, 2006, AII rejected the leases and turned over property operations to us on those properties as well as two additional properties that were owned by Arlington and served as collateral on two of our loans receivable. We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. We commenced selling properties during 2000, and we began 2006 with 13 owned Hotel Properties and two assets acquired in liquidation for a total of 15 properties. We have reduced our ownership through the sale of ten Hotel Properties and two assets acquired in liquidation, so that our ownership has been reduced to three Hotel Properties.

     We have significant outstanding claims against Arlington’s bankruptcy estate. Based on information provided through the bankruptcy proceedings and an estimate of net cash proceeds available to the unsecured creditors, we recorded impairments on these claims during 2005 and 2006 and valued those claims at approximately $1.1 million at June 30, 2006. There is no assurance that we will collect our claims from Arlington.

     We entered into non-binding letters of intent with third party tenants for long-term leases with purchase options on the three remaining hotel properties and anticipate final approval of the leases by the mortgage holder during the third quarter of 2006. As a REIT, we cannot directly operate hotel properties; therefore, until we finalize the leases, the properties are being operated by third party management companies.

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

Lending Division

General

     Loans originated during the first six months of 2006 were approximately $31.2 million, which is greater than the $19.5 million of loans originated during the same period of 2005. Of our originations during 2006, approximately $19.8 million were originated in connection with sales of Amerihost Inn Hotels. We currently anticipate that we will originate between $25 million and $35 million of loans during the remainder of 2006. At June 30, 2006 and December 31, 2005, our outstanding commitments to fund new loans were approximately $33.1 million and $50.5 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. The majority of these commitments are for construction loans and loans committed to refinance construction loans upon project completion. The funding of construction and construction takeout loans generally takes place over a longer period of time compared to non-construction loans.

     Several key factors affect our estimates of future loan originations as detailed below:
•	our inability to originate fixed-rate loans with an adequate spread;
•	borrowers looking to fix their cost of capital (borrow at fixed rates) in anticipation of continuation of rising variable interest rates;
•	uncertainty as to the cost of funds of future securitizations; and
•	increased competition from local banks and other lenders, with a lower cost of capital than us, lending to operators in the limited service hospitality industry.

     We believe that in this interest rate environment borrowers are looking predominately for fixed-rate loans; however, we are constrained by potential exposure to interest rate risk. Local bank competitors offer, among other things, five-year fixed-rate loans with rates that are below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 5%, historically the rate we needed to obtain is approximately 8.75% to 9% for a quality loan with a 20-year amortization and maturity. The local banks currently offer a five-year maturity, 20-year amortization loan at approximately 8%. Management believes that the difference between the bank’s rate and ours is causing a greater percentage of borrowers to take on the refinancing risk that rates won’t rise significantly or be unavailable at the end of five years and they are therefore taking the “mini-perm” bank loan. Many of our competitors are presently pricing fixed-rate loans based on a spread over the interest rate swap market. We are presently evaluating whether it is economically feasible to utilize the swap market to lock in a fixed cost of funds so that we can offer a more competitive fixed-rate product. At the present time, we are not sure whether this alternative source of pricing is viable for our company. We are currently marketing a hybrid fixed-rate product at 3% over the interest rate swap market (i.e., interest rate is fixed for five years then converts to a variable rate based on LIBOR).

     Our net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread.”) A significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. Over the past few years the net interest spread has reduced causing decreased income from continuing operations and there is no assurance that this trend will change.

     While we have been unable to effectively compete for fixed-rate loans, we believe that our LIBOR-based loan program (1) allows us to compete more effectively with the variable-rate products of our competitors, (2) provides us with a more attractive securitization product and (3) provides us with a net interest spread that is less susceptible to interest rate risk than any fixed-rate loan programs.

Portfolio Information

     Our lending activities consist of primarily originating loans to borrowers who operate properties in the hospitality industry. Our net loans receivable were $158.4 million and $157.6 million at June 30, 2006 and December 31, 2005, respectively.

     Loans originated and principal repayments on loans were as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In millions)
Loan Originations:
Commercial mortgage loans	$5.8	$9.6
SBA 7(a) Loan Program loans	5.4	5.9
Loans originated in connection with sale of assets acquired in liquidation and Hotel Properties	19.8	2.5
SBA 504 program loans (1)	0.2	1.5

Total loans originated	$31.2	$19.5

Principal Repayments:
Prepayments	$18.1	$6.5
Proceeds from the sale of SBA 7(a) guaranteed loans	4.2	3.4
Scheduled principal payments	3.0	1.7
Balloon maturities of SBA 504 program loans (1)	1.3	1.5

Total principal repayments	$26.6	$13.1

(1)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.

     At June 30, 2006, our retained portfolio does not include approximately $216.5 million and $41.5 million of aggregate principal balance remaining on loans we service that were sold in structured loan sale transactions and secondary market loan sales, respectively. Since we retain a residual interest in the cash flows from these sold loans, these loans impact our profitability and our cash available for dividend distributions. Therefore, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) that we service is provided below. The weighted average contractual interest rate on our Aggregate Portfolio was 9.3%, 8.8% and 8.3% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	June 30,	December 31,	June 30,
	2006	2005	2005
Weighted average contractual interest rate	9.3%	8.5%	7.9%
Annualized average yield (1)	10.0%	8.9%	8.5%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for loan losses, net.

     Our loans receivable were approximately 95% concentrated in the hospitality industry at June 30, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At June 30, 2006, approximately $144.2 million (91%) of our loans receivable had variable interest rates (reset on a quarterly basis) with a weighted average interest rate of approximately 9.2% based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program). The spread that we charge over LIBOR generally ranges from 3.00% to 4.25% and the spread we charge over the prime rate generally ranges from 1.50% to 2.75%. The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2006 (set on July 1, 2006) is 5.51% and 8.25%, respectively, while the LIBOR and prime rate charged during the second quarter of 2006 (set on April 1, 2006) was 4.99% and 7.75%, respectively. Changes in LIBOR or the prime rate will have an impact on our interest income from our variable-rate loans receivable. In addition, at June 30, 2006, approximately $14.2 million (9%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.5%.

Prepayment Activity

     Prepayment activity for our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or elimination of prepayment fees. In addition, prepayment activity for our aggregate variable-rate loans receivable has recently increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to anticipated rising interest rates. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006.

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

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of sold loans will have an impact on our financial condition and results of operations. Prepayments of sold loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of sold loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee collected. Many of the prepayment fees for fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibitions have expired are generally not significant. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

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

     Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30,	December 31,
	2006	2005
	(In thousands)
Problem Loans:
Loans receivable	$523	$1,587
Sold loans of QSPEs (1)	—	—

	$523	$1,587

Special Mention Loans:
Loans receivable	$911	$5,635
Sold loans of QSPEs (1)	234	5,558

	$1,145	$11,193

Percentage Problem Loans:
Loans receivable	0.3%	1.0%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	0.6%	3.6%
Sold loans of QSPEs (1)	0.1%	2.3%

(1)	Since the sold portion of our SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for the sold portion of our SBA 7(a) guaranteed loans have not been presented.

     At June 30, 2006 and December 31, 2005, we had reserves in the amount of approximately $13,000 and $427,000, respectively, against loans receivable that we have determined to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.06% and 0.22% during the six months ended June 30, 2006 and 2005, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial. The decrease in our total Impaired Loans from December 31, 2005 to June 30, 2006 is due primarily to foreclosure of the underlying collateral of three limited service hospitality properties.

Retained Interests

     At June 30, 2006 and December 31, 2005, the estimated fair value of our Retained Interests was $59.1 million and $63.0 million, respectively. As a result of our structured loan sale transactions, we have Retained Interests representing the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the Sold Loans (the “required overcollateralization”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

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

     As a result of the merger, we acquired PMC Capital, Inc.’s subordinate interests in the joint ventures and 100% of the subordinate interests in the 1998 partnership and the 1999 partnership (collectively, the “Acquired Structured Loan Sale Transactions”). We previously owned subordinate interests in the joint ventures (the “Originated Structured Loan Sale Transactions”).

     Constant prepayment rates and aggregate losses assumed were as follows for our Originated Structured Loan Sale Transactions (“Originated”) and Acquired Structured Loan Sale Transactions (“Acquired”):

	Constant Prepayment Rate		Aggregate Losses Assumed
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Originated:
2000 Joint Venture	12.0%	11.0%	1.67%	2.74%
2001 Joint Venture	15.0%	12.0%	1.99%	2.63%
2002 Joint Venture	16.0%	12.0%	1.80%	3.72%
2003 Joint Venture	13.0%	12.0%	1.91%	2.51%

Acquired:
Secondary Market Sales (1)	20.0%	20.0%	—	—
1998 Partnership	15.0%	12.5%	2.32%	3.12%
1999 Partnership	15.0%	14.0%	2.38%	2.43%
2000 Joint Venture	14.0%	14.0%	1.68%	3.28%
2001 Joint Venture	15.0%	12.0%	2.14%	2.06%
2002 Joint Venture	16.0%	12.0%	1.71%	2.68%
2003 Joint Venture	13.0%	12.0%	1.92%	2.77%

(1)	There are no losses assumed on Secondary Market Sales as the SBA has guaranteed payment of principal on these loans.

     The constant prepayment rates have generally increased from December 31, 2005 to June 30, 2006 primarily due to increased historical prepayments and the anticipated continuation of high levels of prepayments due to increased competition and the reduction or elimination of prepayment fees.

     Aggregate losses assumed have generally decreased from December 31, 2005 to June 30, 2006 primarily based on increased prepayments, historical losses incurred and the continued positive performance of our securitized loans and the limited service hospitality industry.

     Discount rates utilized from December 31, 2005 to June 30, 2006 have increased by approximately 80 basis points (0.80%) due primarily to rising interest rates.

     The following is a sensitivity analysis of our Retained Interests as of June 30, 2006 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$56,882	($2,219)
Losses increase by 100 basis points per annum (2)	$54,715	($4,386)
Rate of prepayment increases by 5% per annum (3)	$58,278	($823)
Rate of prepayment increases by 10% per annum (3)	$57,539	($1,562)
Discount rates increase by 100 basis points	$57,121	($1,980)
Discount rates increase by 200 basis points	$55,234	($3,867)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

     The net unrealized appreciation on our Retained Interests at June 30, 2006 and December 31, 2005 was approximately $3.7 million and $4.5 million, respectively. Any appreciation of our Retained Interests is included on our consolidated balance sheets in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a realized loss (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions. Our acquired Retained Interests are more susceptible to incurring realized losses. When acquired from PMC Capital, Inc., the estimated fair value for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, realized losses would result. Once realized losses occur, we recognize subsequent appreciation of our Retained Interests as income over the estimated remaining life of the Retained Interests through a higher effective yield.

Property Division

     We owned three Hotel Properties at June 30, 2006. As a REIT, PMC Commercial cannot directly operate these properties; therefore, we are dependent upon third party management companies to operate and manage our Hotel Properties. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. We generated hotel property revenues of $580,000 and $1,014,000 consisting primarily of room revenues and $410,000 and $793,000 in hotel property expenses consisting primarily of general and administrative expenses related to these three properties during the three and six months ended June 30, 2006, respectively. We entered into non-binding letters of intent with third party tenants for long-term leases with purchase options on the three remaining hotel properties and anticipate final approval of the leases by the mortgage holder during the third quarter of 2006.

Lodging Industry

     The prevailing lodging industry perception for 2006 and 2007 is more optimistic than 2005. Lodging demand in the United States appears to correlate to changes in U.S. GDP growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth in the past year, continued improvement in 2006 and 2007 lodging demand has been predicted by industry analysts. Such improvement will be dependent upon several factors including the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue their improvement in 2006 and 2007. However, the economic recovery in the Midwestern United States, which is where our Hotel Properties are located, has lagged behind the general United States economic recovery. In fact, the lodging industry in certain Midwestern states has not shown any significant signs of recovery.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Overview

     Our income from continuing operations increased by approximately $1.7 million to $6,714,000 ($0.62 per share) during the six months ended June 30, 2006 from $5,044,000 ($0.46 per share) during the six months ended June 30, 2005. As described in more detail below, significant changes between these periods were:

•	An increase in interest income of approximately $2.3 million due primarily to interest rate increases; and
•	An increase in income from our Retained Interests of approximately $0.5 million as a result of increased accretion rates; partially offset by
•	A net decrease in hotel property income of approximately $0.3 million as a result of the rejection in January 2006 of our Hotel Property leases by our tenant and the subsequent operation of the properties by third party management companies; and
•	An increase in interest expense of approximately $0.7 million as a result of interest rate increases.

     Our discontinued operations increased by approximately $0.7 million to $1,977,000 ($0.18 per share) during the six months ended June 30, 2006 from $1,305,000 ($0.12 per share) during the six months ended June 30, 2005. As described in more detail below, significant changes between these periods were:

•	Net gains on property sales increased by $0.9 million; and
•	Impairment losses decreased by approximately $1.3 million; partially offset by
•	Decreased net earnings from our Hotel Properties of approximately $1.6 million primarily due to lease income being recorded up until the tenant rejected all Hotel Property leases in January 2006.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Six Months Ended June 30,
	2006	2005	Increase
	(In thousands)
Interest income — loans	$7,295	$5,079	$2,216
Accretion of loan fees and discounts	208	142	66
Interest income — idle funds	108	91	17

	$7,611	$5,312	$2,299

     The increase in interest income — loans was primarily attributable to an increase in (1) our weighted average interest rate from 7.9% at June 30, 2005 to 9.3% at June 30, 2006 and (2) our weighted average loans receivable outstanding of

$28.0 million (22%) to $158.0 million during the six months ended June 30, 2006 from $130.0 million during the six months ended June 30, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of June 30, 2006, approximately 91% of our loans receivable had variable interest rates. As a result of the high level of loan prepayments combined with lower than anticipated loan originations, we do not anticipate that our weighted average portfolio will continue to increase at historically achieved levels.

     Income from Retained Interests increased $509,000 primarily due to an increase in accretion income which was partially offset by a decrease in the weighted average balance of our Retained Interests outstanding of $6.9 million to $59.8 million during the six months ended June 30, 2006 compared to $66.7 million during the six months ended June 30, 2005. Accretion income increased primarily due to an increase in anticipated future cash flows primarily resulting from a reduction in future anticipated losses. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 13.9% during the six months ended June 30, 2006 from 11.4% during the six months ended June 30, 2005. Excluding realized losses, the yield on our Retained Interests was 14.8% during the six months ended June 30, 2006 compared to 11.8% during the six months ended June 30, 2005.

     Other income consisted of the following:

	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Prepayment fees	$764	$557	$207
Servicing income	545	631	(86)
Premium income	325	288	37
Other loan related income	180	365	(185)
Equity in earnings of unconsolidated subsidiary	32	15	17

Other income	$1,846	$1,856	$(10)

     Our prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006. Prepayment activity for our fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or elimination of prepayment fees. In addition, prepayment activity for our variable-rate loans receivable has recently increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to anticipated rising interest rates. To the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans.

     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will naturally decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold nine and seven loans and collected cash premiums of approximately $400,000 and $340,000 during the six months ended June 30, 2006 and 2005, respectively. Effective in May 2006, First Western is now a Preferred Lender nationwide in the United States. We anticipate that as a result of this change, our originations under the SBA 7(a) Guaranteed Loan Program will increase. To the extent we were to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees represent one-time increases in our other income when collected and/or earned. Other loan related income decreased from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to a decrease in forfeited commitment fees.

Interest Expense

     Interest expense consisted of the following:

	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Junior subordinated notes	$1,102	$513	$589
Conduit facility	779	298	481
Debentures payable	482	478	4
Mortgages on Hotel Properties (1)	167	175	(8)
Structured notes	137	228	(91)
Revolving credit facility	76	141	(65)
Uncollateralized notes payable	—	224	(224)
Other	151	136	15

	$2,894	$2,193	$701

(1)	Represents interest expense on the three mortgages underlying Hotel Properties included in continuing operations.

     Interest expense increased primarily as a result of an increase in interest rates. Since we have variable-rate debt, the cost of funds on that debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at June 30, 2006 was 7.2% compared to 6.3% at June 30, 2005. In addition, during March 2005 we prepaid $20 million of uncollateralized notes with proceeds from our junior subordinated notes. The cost of funds on the junior subordinated notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. The cost of funds for our conduit facility (established in February 2005) approximates 1% over LIBOR compared to our revolving credit facility cost of funds of LIBOR plus 1.875%.

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the six months ended June 30, 2006 remained constant at $3,503,000 compared to $3,510,000 during the six months ended June 30, 2005.

     Realized losses on Retained Interests were $584,000 for the six months ended June 30, 2006 resulting from a reduction in expected future cash flows due primarily to increased prepayments on our acquired Retained Interests. We had $231,000 of realized losses on Retained Interests during the six months ended June 30, 2005 primarily due to a reduction in expected future cash flows resulting from increased anticipated losses relating to a problem loan during that period of time.

     Impairment losses were $435,000 for the six months ended June 30, 2005. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows were based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination fees and property operations, if applicable. There were no impairment losses during the six months ended June 30, 2006.

     Our provision for losses on rent and related receivables was $425,000 during the six months ended June 30, 2006 primarily resulting from a reduction in available cash due to unanticipated and unforecasted cash expenditures by Arlington. We performed an analysis of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Due to the uncertainties regarding the bankruptcy proceedings, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the Arlington bankruptcy proceedings. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

     Our provision for loan losses, net, was $53,000 during the six months ended June 30, 2006 and $269,000 during the six months ended June 30, 2005. The provision for loan losses during the six months ended June 30, 2006 was primarily related to two retail establishments on which we foreclosed on the underlying collateral during 2006. During the six months ended June 30, 2005, we increased expected losses on three loans collateralized by limited service hospitality properties.

     Income tax provision increased to $334,000 during the six months ended June 30, 2006 from $294,000 during the six months ended June 30, 2005. The primary reason for the increase during the six months ended June 30, 2006 was increased profitability of one of our lending subsidiaries mainly due to increased interest income and prepayment fees.

Hotel property revenues and expenses

     Our hotel property revenues and expenses were $1,014,000 and $793,000, respectively, during the six months ended June 30, 2006 on our three Hotel Properties held for use. During January 2006, we commenced operating these properties, through third party management companies, upon rejection of their leases by our former tenant. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. We entered into non-binding letters of intent with third party tenants for long-term leases with purchase options on the three remaining Hotel Properties and anticipate final approval of the leases by the mortgage holder during the third quarter of 2006.

Discontinued operations

     We had net realized gains on the sales of real estate of $2,019,000 during the six months ended June 30, 2006 resulting primarily from the sale of ten Hotel Properties for approximately $20.5 million generating gains of $1.8 million and seven assets acquired in liquidation for approximately $4.1 million generating gains of $0.2 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $1.6 million at June 30, 2006. Net gain on sale of real estate was $1,114,000 during the six months ended June 30, 2005 which was primarily the result of the sale of three Hotel Properties for $7.0 million.

     Impairment losses were $94,000 for the six months ended June 30, 2006. For our four Hotel Properties to be sold, during 2006 we performed a recoverability test to determine if the expected net sales proceeds for the Hotel Properties exceeded the carrying value of the Hotel Properties. Based on this analysis, we recorded impairment losses of $43,000 during the six months ended June 30, 2006. In addition, we recorded $51,000 in impairment loss related to one of our retail establishments included in assets acquired in liquidation due to a decline in the estimate of its value. During the six months ended June 30, 2005, we recorded impairment losses of $1,419,000 on our Hotel Properties to be sold primarily as a result of the anticipated rejection of our leases by our tenant due to their filing for bankruptcy in June 2005 and the resultant diminishment in values of our Hotel Properties.

     Our net earnings from discontinued operations decreased to $52,000 during the six months ended June 30, 2006 from $1,610,000 during the six months ended June 30, 2005. During the six months ended June 30, 2005, our tenant was obligated for rent. Due to the tenant’s bankruptcy filing, effective January 2006 the leases were rejected and for any properties that had not been sold we commenced operations through third party management companies. Accordingly, the primary reason for the decrease in net earnings from discontinued operations was a reduction in rent income, including base rent and straight-line rent, of $2,702,000 when comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. This reduction was partially offset by a decrease in depreciation expense of $695,000 due to the discontinuation of depreciation on our held for sale properties. Our net earnings from discontinued operations includes 12 and 16 Hotel Properties during the six months ended June 30, 2006 and 2005, respectively, and assets acquired in liquidation (primarily two limited service hospitality properties) during the six months ended June 30, 2006.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Overview

     Our income from continuing operations increased by approximately $1.6 million to $3,490,000 ($0.32 per share) during the three months ended June 30, 2006 from $1,893,000 ($0.17 per share) during the three months ended June 30, 2005. As described in more detail below, significant changes between these periods were:
•	An increase in interest income of approximately $1.1 million due primarily to interest rate increases; and
•	An increase in income from Retained Interests of approximately $0.8 million as a result of increased accretion rates and unanticipated prepayment fees; partially offset by
•	An increase in interest expense of approximately $0.3 million as a result of interest rate increases.

     Our discontinued operations decreased by approximately $0.2 million to $160,000 ($0.01 per share) during the three months ended June 30, 2006 from $340,000 ($0.03 per share) during the three months ended June 30, 2005. As described in more detail below, significant changes between these periods were:
•	Net gains on property sales decreased by $0.8 million; and
•	Impairment losses decreased by approximately $1.4 million; partially offset by
•	Decreased net earnings from our Hotel Properties of approximately $0.7 million primarily due to lease income being recorded up until the tenant rejected all Hotel Property leases in January 2006.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Three Months Ended June 30,
	2006	2005	Increase
	(In thousands)
Interest income — loans	$3,751	$2,708	$1,043
Accretion of loan fees and discounts	122	70	52
Interest income — idle funds	56	47	9

	$3,929	$2,825	$1,104

     The increase in interest income — loans was primarily attributable to an increase in (1) our weighted average interest rate from 7.9% at June 30, 2005 to 9.3% at June 30, 2006 and (2) our weighted average loans receivable outstanding of $27.3 million (21%) to $158.4 million during the three months ended June 30, 2006 from $131.1 million during the three months ended June 30, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of June 30, 2006, approximately 91% of our loans receivable have variable interest rates. As a result of the high level of loan prepayments combined with lower than anticipated loan originations, we do not anticipate that our weighted average portfolio will continue to increase at historically achieved levels.

     Income from Retained Interests increased $783,000 primarily due to (1) an increase in the collection of unanticipated prepayment fees of approximately $500,000 and (2) an increase in accretion income. Accretion income increased primarily due to an increase in anticipated future cash flows primarily resulting from a reduction in future anticipated losses. These increases in income were partially offset by a decrease in the weighted average balance of our Retained Interests outstanding by $6.2 million to $59.1 million during the three months ended June 30, 2006 compared to $65.3 million during the three months ended June 30, 2005. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less realized losses, increased to 13.6% during the three months ended June 30, 2006 from 10.3% during the three months ended June 30, 2005. Excluding realized losses, the yield on our Retained Interests was 14.5% during the three months ended June 30, 2006 compared to 10.6% during the three months ended June 30, 2005.

     Other income consisted of the following:

	Three Months Ended June 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Prepayment fees	$318	$219	$99
Servicing income	265	306	(41)
Premium income	291	125	166
Other loan related income	82	234	(152)
Equity in earnings of unconsolidated subsidiary	16	15	1

Other income	$972	$899	$73

     Our prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006. Prepayment activity for our fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or elimination of prepayment fees. In addition, prepayment activity for our variable-rate loans receivable has recently increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to anticipated rising interest rates. To the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans.

     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will naturally decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold eight and three loans and collected cash premiums of approximately $358,000 and $148,000 during the three months ended June 30, 2006 and 2005, respectively. Effective in May 2006, First Western is now a Preferred Lender nationwide in the United States. We anticipate that as a result of this change, our originations under the SBA 7(a) Guaranteed Loan Program will increase. To the extent we were to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees represent one-time increases in our other income when collected and/or earned. Other loan related income decreased from the three months ended June 30, 2005 to the three months ended June 30, 2006 primarily due to a decrease in forfeited commitment fees.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended June 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Junior subordinated notes	$569	$441	$128
Conduit facility	381	182	199
Debentures payable	242	245	(3)
Mortgages on Hotel Properties (1)	83	88	(5)
Structured notes	47	113	(66)
Revolving credit facility	38	29	9
Other	74	63	11

	$1,434	$1,161	$273

(1)	Represents interest expense on the three mortgages underlying Hotel Properties included in continuing operations.

     Interest expense increased primarily as a result of an increase in variable interest rates. Since we have variable-rate debt, the cost of funds on that debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at June 30, 2006 was 7.2% compared to 6.3% at June 30, 2005. In addition, for our conduit facility, our weighted average borrowings increased from $10.7 million during the three months ended June 30, 2005 to $19.9 million during the three months ended June 30, 2006.

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended June 30, 2006 remained relatively constant at $1,836,000 compared to $1,858,000 during the three months ended June 30, 2005.

     Realized losses on Retained Interests were $536,000 for the three months ended June 30, 2006 resulting from a reduction in expected future cash flows primarily due to increased prepayments on our acquired Retained Interests. We had $210,000 of realized losses on Retained Interests during the three months ended June 30, 2005 primarily due to a reduction in expected future cash flows resulting from increased anticipated losses on our acquired Retained Interests relating to a problem loan during that period of time.

     Impairment losses were $435,000 for the three months ended June 30, 2005. For our Hotel Properties to be held and used, we performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the Hotel Properties exceeded the carrying value of the Hotel Properties. Future cash flows were based on estimated future rent payments to be received on the Hotel Properties, proceeds from the sale and/or termination fees and property operations, if applicable. There were no impairment losses during the three months ended June 30, 2006.

     Our provision for losses on rent and related receivables was $125,000 during the three months ended June 30, 2006. primarily resulting from a reduction in available cash due to unanticipated and unforecasted cash expenditures by Arlington. We performed an analysis of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Due to the uncertainties regarding the bankruptcy proceedings, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the Arlington bankruptcy proceedings. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

     Our provision for loan losses, net, was $2,000 during the three months ended June 30, 2006 and $116,000 during the three months ended June 30, 2005. During the three months ended June 30, 2005, we increased the expected loss on a loan collateralized by a limited service hospitality property.

     Income tax provision increased to $250,000 during the three months ended June 30, 2006 from $136,000 during the three months ended June 30, 2005. The primary reason for the increase during the three months ended June 30, 2006 was increased profitability of our lending subsidiaries mainly due to increased interest income, prepayment fees and premium income.

Hotel property revenues and expenses

     Our hotel property revenues and expenses were $580,000 and $410,000, respectively, during the three months ended June 30, 2006 on our three Hotel Properties held for use. During January 2006, we commenced operating these properties, through third party management companies, upon rejection of their leases by our former tenant. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. We entered into non-binding letters of intent with third party tenants for long-term leases with purchase options on the three remaining Hotel Properties and anticipate final approval of the leases by the mortgage holder during the third quarter of 2006.

Discontinued operations

     We had net realized gains on the sales of real estate of $142,000 during the three months ended June 30, 2006 resulting primarily from the sale of an asset acquired in liquidation for approximately $475,000 generating a gain of approximately $129,000. We also sold four Hotel Properties during the three months ended June 30, 2006. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $1.6 million at June 30, 2006. Net gain on sale of real estate was $978,000 during the three months ended June 30, 2005 which was primarily the result of the sale of two Hotel Properties for $4.9 million.

     Impairment losses were $21,000 and $1,419,000 for the three months ended June 30, 2006 and 2005, respectively. We recorded $21,000 in impairment loss related to one of our retail establishments included in assets acquired in liquidation due to a decline in the estimate of its value during the three months ended June 30, 2006. During the three months ended June 30, 2005, we recorded impairment losses of $1,419,000 on our Hotel Properties to be sold primarily as a result of the anticipated rejection of our leases by our tenant due to their filing for bankruptcy in June 2005 and the resultant diminishment in values of our Hotel Properties.

     Our net earnings from discontinued operations decreased to $39,000 during the three months ended June 30, 2006 from $781,000 during the three months ended June 30, 2005. During the three months ended June 30, 2005, our tenant was obligated for rent. Due to the tenant’s bankruptcy filing, effective January 2006 the leases were rejected and for any properties that had not been sold we commenced operations through third party management companies. Accordingly, the primary reason for the decrease in net earnings from discontinued operations was a reduction in rent income, including base rent and straight-line rent, of $1,506,000 when comparing the three months ended June 30, 2006 to the three months ended June 30, 2005. This reduction was partially offset by a decrease in depreciation expense of $348,000 due to the discontinuation of depreciation on our held for sale properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     Our net cash flow from operating activities, which is primarily used to fund our dividends, decreased to $6,051,000 during the six months ended June 30, 2006 from $6,402,000 during the six months ended June 30, 2005. The decrease is primarily due to a reduction in cash flow provided from our hotel properties during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Our dividends paid during the six months ended June 30, 2006 and 2005, included in financing activities, were $6,454,000 and $7,506,000, respectively.

     Our investing activities reflect a net source of funds of $22,735,000 and $5,173,000 during the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, the primary sources of funds were (1) net proceeds from the sales of Hotel Properties and proceeds from assets acquired in liquidation of $4,289,000, (2) net principal collected on Retained Interests of $2,498,000 and (3) net principal collected on loans receivable of $14,918,000. During the six months ended June 30, 2005, the primary sources of funds were net proceeds from the sales of Hotel Properties and proceeds from assets acquired in liquidation of $8,094,000 and net principal collected on Retained Interests of $2,482,000. Funds used in investing activities during the six months ended June 30, 2005 were primarily net loans funded of $4,362,000. The change in net loans funded from a use of approximately $4.4 million to a source of approximately $14.9 million is due to reduced loan origination activity combined with high prepayment activity. This increased prepayment activity is primarily a result of competitors providing refinance opportunities for our borrowers combined with a reduction or elimination of prepayment fees on certain loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). Prepayment activity for our variable-rate loans receivable has recently increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to anticipated rising interest rates. Accordingly, we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006.

     Our financing activities reflect net uses of funds of $24,002,000 and $14,429,000 during the six months ended June 30, 2006 and 2005, respectively. We used funds in financing activities during the six months ended June 30, 2006 primarily for (1) payment of principal on notes and mortgages payable of $10,245,000 related primarily to sales of hotel properties, (2) net repayment of the conduit facility of $7,000,000 and (3) dividends of $6,454,000. We used funds in financing activities during the six months ended June 30, 2005 primarily for payment of principal on notes payable and debentures and our revolving credit facility of $43,475,000 primarily as a result of the repayment of (1) $20,000,000 in uncollateralized notes payable acquired in the merger, (2) $7,000,000 of debentures acquired in the merger and (3) $14,600,000 on our revolving credit facility using the proceeds from our conduit facility. In addition, we incurred $1,466,000 of borrowing costs during the six months ended June 30, 2005 related to our debt issuances and paid dividends of $7,506,000. Partially offsetting this use of funds was the proceeds from our debt issuances of $37,895,000 during the six months ended June 30, 2005.

Sources and Uses of Funds

General

     In general, our liquidity requirements include origination of new loans, debt principal payment requirements, payment of dividends and operating costs. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:
•	Operating revenues;
•	Principal collections on existing loans receivable and Retained Interests;
•	Structured loan financings or sales;
•	Advances under our conduit facility;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes; and/or
•	Common equity issuance.

     We had $8.8 million of cash and cash equivalents at June 30, 2006, of which $5.0 million was available only for future operating commitments of our SBICs, including repayment of debt. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we may borrow funds on our Revolver or conduit facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were approximately $33.1 million at June 30, 2006, of which $7.1 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market and $1.9 million were to be originated by one of our SBICs. Approximately 90% of our loan commitments and approvals were for construction loans and loans committed to refinance construction loans upon project completion. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

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

Sources of Funds

     Historically, our primary source of long-term funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan transactions, if any, are expected to be greater as a result of the merger. However, the timing of future securitization transactions is dependent upon our portfolio and loan originations. Fundings for the first half of 2006 did not meet our expectations and are expected to be less than our original estimates for the year. In addition, we are currently funding primarily construction and construction related loans. As a result, we do not anticipate completing our next structured loan transaction until the first or second quarter of 2007 at which time we expect to have a sufficient pool of variable-rate loans to complete a securitization.

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

     Our subsidiary, PMC Conduit, L.P. (“PMC Conduit”), has a three-year $100.0 million conduit facility expiring February 6, 2008. At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum requirements. At June 30, 2006, approximately $33.4 million of our loans were owned by PMC Conduit and we had outstanding advances of approximately $17.2 million. We had availability of approximately $6.8 million under the conduit facility at June 30, 2006 without additional sales of loans receivable to PMC Conduit. Currently, PMC Commercial has available approximately $30.1 million of loans which are eligible to be sold to PMC Conduit. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. With respect to loans sold to our conduit facility, after 24 months, such loans may no longer be eligible for borrowing without the consent of the lender. Therefore, between February 2007 and 2008, the loans currently sold to the conduit facility will become “stale.” In addition, the conduit facility is subject to cross default provisions with the Revolver. At June 30, 2006, we were in compliance with the covenants of this facility.

     At June 30, 2006, we had availability of $20.0 million under our Revolver which matures December 31, 2006. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At June 30, 2006, we were in compliance with the covenants of this facility.

     At June 30, 2006, one of our SBICs had $3.0 million in available commitments from the SBA, expiring in

September 2007, to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

Uses of Funds

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining six months of 2006, we anticipate loan originations will range from $25 million to $35 million. See “Current Operating Overview and Significant Economic Factors” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     On August 31, 2005, the Board authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring August 31, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of June 30, 2006, we had acquired 153,500 common shares under the share repurchase program for an aggregate purchase price of approximately $1,946,000, including commissions.

     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity.

Information on Debt

     Information on our debt was as follows as of June 30, 2006:

				Weighted
		Required		Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments (1)	Maturities	Rate	Type
	(In thousands, except footnotes)
Junior subordinated notes (2)	$27,070	$—	2035	8.21%	Variable
Conduit facility	17,205	—	2008	6.14%	Variable
Debentures	15,500	—	2010 to 2015	7.10%	Fixed
Mortgage notes	4,039	200	2011 to 2017	8.18%	Fixed
Structured notes (3)	2,357	2,357	2006	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	—	2009 to 2010	4.00%	Fixed

	$70,171	$2,557

(1)	Represents required principal payments for the twelve months ending June 30, 2007.
(2)	The junior subordinated notes may be redeemed at our option, without penalty, beginning on March 30, 2010 and are subordinated to PMC Commercial’s existing debt.
(3)	We anticipate that, either through principal repayments or exercise of our option, the notes will be repaid prior to December 31, 2006.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at June 30, 2006 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Notes and debentures (1)	$48,966	$2,557	$451	$9,691	$36,267
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	—	4,000	—
Conduit facility	17,205	—	17,205	—	—

Interest:
Debt (4)	74,007	4,795	7,886	6,786	54,540

Other Contractual Obligations:
Operating lease (5)	1,058	173	382	428	75
Employment agreements (6)	3,660	1,220	2,440	—	—

Total contractual cash obligations	$148,896	$8,745	$28,364	$20,905	$90,882

(1)	Notes and debentures are presented at face value.
(2)	We had availability of $20.0 million under our Revolver at June 30, 2006 with a maturity date of December 31, 2006.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at June 30, 2006 was utilized and no change in variable interest rates was assumed.
(5)	Represents future minimum lease payments under our operating lease for office space.
(6)	We have employment agreements with certain of our executive officers.

     Our commitments and contingencies at June 30, 2006 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	33,059	33,059	—	—	—

Total commitments	$33,059	$33,059	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has a recorded liability of approximately $300,000 at June 30, 2006 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. The loan was originated in connection with the sale of the underlying collateral by PMC Funding. The sale was financed by PMC Capital, Inc. through a loan with a current outstanding principal balance of approximately $440,000 which is currently in default. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger. During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property has certain aspects that require revision. While our borrower has the primary responsibility for the environmental remediation, to the extent the borrower defaults on the loan and we elect to foreclose, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Represents loan commitments and approvals outstanding. The majority of these commitments are for construction loans and loans committed to refinance construction loans upon project completion. The funding of construction and construction takeout loans generally takes place over a longer period of time compared to non-construction loans.

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

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements have typically been structured loan sale transactions which have been our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to a QSPE that is not subject to consolidation in exchange for cash and beneficial interests in that entity. The QSPE issues notes payable (usually through a private placement) to unaffiliated parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the QSPE. The terms of the notes payable issued by the QSPEs provide that the owners of these QSPEs are not liable for any payment on the notes. Accordingly, if the financial assets in the QSPE are insufficient for the trustee to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPE. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a QSPE; as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements.

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

     For our property segment, revenues for the limited service sector of the hospitality industry are generally lower during the winter months due to weather conditions and business and leisure travel trends, especially in the midwest section of the United States where our Hotel Properties are located. Based on Arlington’s past operating results, we could experience working capital shortfalls from the operations of our Hotel Properties during the winter months.

DIVIDENDS

     Dividends declared during 2006 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 10, 2006	March 31, 2006	$0.30
July 10, 2006	June 30, 2006	0.30

		$0.60

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

REIT TAXABLE INCOME

     REIT taxable income is a non-generally accepted accounting principle financial measure that is presented quarterly in our consolidated financial statements to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$8,691	$6,349	$3,650	$2,233
Less: taxable REIT subsidiaries net income, net of tax	(621)	(459)	(443)	(230)
Add: book depreciation	128	866	57	429
Less: tax depreciation	(359)	(720)	(26)	(360)
Book/tax difference on property sales	566	291	216	330
Book/tax difference on Retained Interests, net	949	1,549	721	1,034
Book/tax difference on lease income	—	(1,094)	—	(713)
Impairment losses	43	1,854	—	1,854
Provision for loss on rent and related receivables	425	—	125	—
Book/tax difference on loans receivable	(887)	237	2	125
Other book/tax differences, net	(251)	(200)	(255)	(161)

REIT taxable income	$8,684	$8,673	$4,047	$4,541

Common distributions declared	$6,449	$7,076	$3,226	$3,269

Weighted average common shares outstanding	10,745	10,882	10,744	10,887

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

LOANS RECEIVABLE

     Our loans receivable are approximately 91% variable-rate at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable.

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

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. We had $14.2 million and $18.7 million of fixed-rate loans receivable at June 30, 2006 and December 31, 2005, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $14.9 million and $19.0 million at June 30, 2006 and December 31, 2005, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial.

     At June 30, 2006 and December 31, 2005, we had $144.2 million and $138.9 million of variable-rate loans receivable, respectively, and $44.3 million and $54.8 million of variable-rate debt at June 30, 2006 and December 31, 2005, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($99.9 million and $84.1 million at June 30, 2006 and December 31, 2005, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of $18.6 million and $21.7 million at June 30, 2006 and December 31, 2005, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2006 and December 31, 2005, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $999,000 and $841,000, respectively, on an annual basis.

NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE
PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of June 30, 2006 and December 31, 2005, approximately $26.0 million (37%) and $32.8 million (37%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver or the conduit facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2006, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $443,000.

     Since our fixed-rate debt is at effective rates that are currently lower (in general) than market rates, the fair value of these financial instruments is lower than their cost and carrying value, thus increasing our net worth. The majority of this debt is SBA debentures and mortgages payable. Our debentures have current prepayment penalties up to 4% of the principal balance. All of our $4.0 million of fixed-rate Hotel Property mortgages have significant penalties for prepayment.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2006 and December 31, 2005.

     Market risk disclosures related to our outstanding debt as of June 30, 2006 were as follows:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$2,557	$216	$235	$3,875	$10,024	$9,166	$26,073	$25,900

Variable-rate debt (LIBOR and prime based) (3)	—	17,205	—	—	—	27,070	44,275	44,275

Totals	$2,557	$17,421	$235	$3,875	$10,024	$36,236	$70,348	$70,175

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2006 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at June 30, 2006 was 7.4%.

     Market risk disclosures related to our outstanding debt as of December 31, 2005 were as follows:

	Years Ending December 31,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$6,816	$644	$704	$2,300	$4,077	$18,220	$32,761	$32,951

Variable-rate debt (LIBOR and prime based) (3)	143	154	24,371	1,282	1,245	27,659	54,854	54,854

Totals	$6,959	$798	$25,075	$3,582	$5,322	$45,879	$87,615	$87,805

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2005 was 6.4%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a realized loss (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at June 30, 2006, the estimated fair value of our Retained Interests at June 30, 2006 would have decreased by approximately $2.0 million and $3.9 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2005, the estimated fair value of our Retained Interests at December 31, 2005 would have decreased by approximately $2.3 million and $4.5 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares, expiring August 31, 2006. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We did not purchase any shares during the second quarter of 2006.

ITEM 3. Defaults upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on June 10, 2006 (the “Annual Meeting”), the following individuals were elected to the Board of Trust Managers with the following votes:

Director	Votes For	Votes Withheld
Nathan G. Cohen	8,535,385	135,162
Martha R. Greenberg	8,498,783	171,764
Roy H. Greenberg	8,532,121	138,426
Barry A. Imber	8,495,324	175,223
Irving Munn	8,528,840	141,707
Andrew S. Rosemore	8,514,342	156,205
Lance B. Rosemore	8,518,570	151,977
Ira Silver	8,533,696	136,851

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at the Annual Meeting. There were 8,587,670 votes for, 32,999 votes against and 49,878 abstentions.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

A.	Exhibits

3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
*10.1		Employment contract with Lance B. Rosemore dated June 12, 2006.
*10.2		Employment contract with Andrew S. Rosemore dated June 12, 2006.
*10.3		Employment contract with Jan F. Salit dated June 12, 2006.
*10.4		Employment contract with Barry N. Berlin dated June 12, 2006.
*10.5		Second amendment to employment agreement with Ron Dekelbaum dated July 6, 2006.
*31.1		Section 302 Officer Certification — Chief Executive Officer
*31.2		Section 302 Officer Certification — Chief Financial Officer
**32.1		Section 906 Officer Certification — Chief Executive Officer
**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	8/9/06	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	8/9/06	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)