Form 10-Q
period 2006-09-30
PMC COMMERCIAL TRUST /TX
filed 2006-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, the Registrant had outstanding 10,750,981 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Loans receivable, net	$144,301	$157,574
Retained interests in transferred assets	57,715	62,991
Real estate investments, net	4,454	8,080
Real estate investments held for sale, net	—	15,470
Cash and cash equivalents	3,555	3,967
Restricted investments	2,738	3,532
Mortgage-backed security of affiliate	670	833
Rent and related receivables, net	567	1,489
Deferred tax asset, net	237	349
Other assets	4,758	4,907

Total assets	$218,995	$259,192

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Notes and debentures payable	12,328	26,900
Credit facilities	4,715	24,205
Debt and accrued expenses — real estate investments held for sale	—	6,273
Redeemable preferred stock of subsidiary	3,645	3,575
Dividends payable	3,288	3,293
Borrower advances	2,815	4,418
Accounts payable and accrued expenses	2,273	2,920
Deferred gains on property sales	1,553	345
Due to affiliates, net	133	856
Other liabilities	969	1,420

Total liabilities	58,789	101,275

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,037,331 and 11,028,271 shares issued at September 30, 2006 and December 31, 2005, respectively, 10,750,981 and 10,766,021 shares outstanding at September 30, 2006 and December 31, 2005, respectively	110	110
Additional paid-in capital	152,158	152,047
Net unrealized appreciation of retained interests in transferred assets	4,007	4,519
Cumulative net income	134,967	122,300
Cumulative dividends	(128,705)	(119,031)

	162,537	159,945

Less: Treasury stock; at cost, 286,350 shares and 262,250 shares at September 30, 2006 and December 31, 2005, respectively	(3,231)	(2,928)

Total beneficiaries’ equity	159,306	157,017

Total liabilities and beneficiaries’ equity	$218,995	$259,192

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Revenues:
Interest income	$11,588	$8,201	$3,977	$2,889
Income from retained interests in transferred assets	7,319	6,953	2,384	2,527
Hotel property revenues	1,653	—	639	—
Lease income	58	769	—	180
Other income	3,170	2,597	1,324	741

Total revenues	23,788	18,520	8,324	6,337

Expenses:
Interest	4,197	3,383	1,303	1,190
Salaries and related benefits	3,437	3,356	1,164	1,127
General and administrative	1,976	2,200	746	919
Hotel property expenses	1,319	—	526	—
Provision for loss on rent and related receivables	925	1,083	500	1,083
Permanent impairments on retained interests in transferred assets	875	387	291	156
Depreciation	177	221	58	59
Provision for loan losses, net	90	394	37	125
Impairment losses	—	435	—	—

Total expenses	12,996	11,459	4,625	4,659

Gain on early extinguishment of debt	563	—	563	—

Income before income tax provision, minority interest and discontinued operations	11,355	7,061	4,262	1,678

Income tax provision	(629)	(508)	(295)	(214)
Minority interest (preferred stock dividend of subsidiary)	(67)	(67)	(22)	(22)

Income from continuing operations	10,659	6,486	3,945	1,442

Discontinued operations:
Net gains on sales of real estate	2,024	2,152	5	1,038
Impairment losses	(94)	(1,554)	—	(135)
Net earnings (losses)	78	1,269	26	(341)

	2,008	1,867	31	562

Net income	$12,667	$8,353	$3,976	$2,004

Weighted average shares outstanding:
Basic	10,747	10,886	10,751	10,894

Diluted	10,748	10,894	10,756	10,894

Basic and diluted earnings per share:
Income from continuing operations	$0.99	$0.59	$0.37	$0.14
Discontinued operations	0.19	0.17	—	0.05

Net income	$1.18	$0.76	$0.37	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Net income	$12,667	$8,353	$3,976	$2,004

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(38)	(482)	451	(432)
Net realized gains included in net income	(474)	(450)	(140)	(169)

	(512)	(932)	311	(601)

Comprehensive income	$12,155	$7,421	$4,287	$1,403

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

	Nine Months Ended September 30, 2006
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity

Balances, January 1, 2006	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017
Net unrealized depreciation	—	—	—	(512)	—	—	—	(512)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Issuance of share options and restricted shares	9,060	—	111	—	—	—	—	111
Dividends ($0.90 per share)	—	—	—	—	—	(9,674)	—	(9,674)
Net income	—	—	—	—	12,667	—	—	12,667

Balances, September 30, 2006	10,750,981	$110	$152,158	$4,007	$134,967	$(128,705)	$(3,231)	$159,306

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$12,667	$8,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	186	1,166
Permanent impairments on retained interests in transferred assets	875	387
Net gains on sales of real estate	(2,024)	(2,152)
Gain on early extinguishment of debt	(563)	—
Deferred income taxes	112	(32)
Provision for loan losses	90	394
Provision for losses on rent and related receivables	925	1,083
Impairment losses	94	1,989
Premium income adjustment	116	70
Amortization and accretion, net	(234)	(156)
Share-based compensation	111	91
Capitalized loan origination costs	(141)	(112)
Loans funded, held for sale	(4,867)	(6,350)
Proceeds from sale of guaranteed loans	6,373	6,690
Loan fees collected, net	16	351
Change in operating assets and liabilities:
Due to/from affiliates, net	(723)	(1,045)
Other assets	(10)	(1,898)
Borrower advances	(1,603)	870
Accounts payable and accrued expenses	(1,076)	(132)
Other liabilities	(276)	(554)

Net cash provided by operating activities	10,048	9,013

Cash flows from investing activities:
Loans funded	(12,165)	(21,178)
Principal collected on loans receivable	40,049	11,769
Principal collected on notes receivable	—	292
Principal collected on retained interests in transferred assets	4,052	5,139
Proceeds from assets acquired in liquidation held for sale, net	1,180	2,931
Proceeds from sales of hotel properties, net	3,128	7,485
Proceeds from mortgage-backed security of affiliate	187	154
Investment in retained interests in transferred assets	(97)	(1,830)
Distribution from unconsolidated subsidiary	452	—
Investment in PMC Preferred Capital Trust-A	—	(820)
Proceeds from (investment in) restricted investments, net	794	(206)
Purchase of furniture, fixtures and equipment	(100)	(351)

Net cash provided by investing activities	37,480	3,385

Cash flows from financing activities:
Proceeds from issuance of common shares	—	123
Purchase of treasury shares	(303)	(285)
Payment of principal on revolving credit facility, net	—	(14,600)
Proceeds from issuance of SBA debentures	—	4,000
Proceeds from (payment of principal on) conduit facility, net	(19,490)	9,605
Proceeds from issuance of junior subordinated notes	—	27,070
Payment of principal on notes and mortgages payable and debentures	(18,468)	(29,192)
Payment of borrowing costs	—	(1,466)
Payment of dividends	(9,679)	(10,774)

Net cash used in financing activities	(47,940)	(15,519)

Net decrease in cash and cash equivalents	(412)	(3,121)

Cash and cash equivalents, beginning of year	3,967	9,065

Cash and cash equivalents, end of period	$3,555	$5,944

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of September 30, 2006 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2006 and 2005 and beneficiaries’ equity and cash flows for the nine months ended September 30, 2006 and 2005, have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2006 and our results of operations for the three and nine months ended September 30, 2006 and 2005. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve the valuation of our retained interests in transferred assets and determination of reserves on our receivables.

The results for the three and nine months ended September 30, 2006 are not necessarily indicative of future financial results.

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

Note 3. Consolidation:

We consolidate entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are considered to be the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of any entity accounted for using the equity method. All material intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of PMC Commercial, First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”), Western Financial Capital Corporation (“Western Financial”), PMC Commercial Trust, Ltd. 1998-1 (“PMCT Trust”), PMC Funding Corp. (“PMC Funding”), PMC Asset Holding, LLC (“Asset Holding”), PMC Conduit, L.P. (“PMC Conduit”), PMC Properties, Inc. (“PMC Properties”) and separate subsidiaries created in conjunction with the purchase of hotel properties in 1999.

On September 29, 2006, we leased a hotel property owned by a separate subsidiary (PMCT Plainfield, L.P.) which was previously consolidated. The hotel property is the primary asset of the separate subsidiary. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000. Based on this new lease agreement including the fixed price purchase option, the subsidiary was determined to be a variable interest entity. Since we do not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial is not considered to be the primary beneficiary. Thus, the separate subsidiary is no longer

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consolidated in PMC Commercial Trust’s financial statements and the equity method is used to account for our investment in the separate subsidiary effective September 29, 2006. The following table summarizes the assets and liabilities of PMCT Plainfield, L.P.:

September 29,
2006
(In thousands)
Real estate investment, net	$1,709
Other assets	105

Total assets	$1,814

Mortgage payable	$1,315
Other liabilities	499

Total liabilities	$1,814

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

Note 5. Share-Based Compensation Plans:

At September 30, 2006, we have options outstanding under share-based compensation plans. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We granted 33,250 option awards on June 10, 2006 at an exercise price of $12.72 (the closing price on June 9, 2006) under our 2005 Equity Incentive Plan. Option awards vest immediately upon grant with five-year contractual terms. The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	4.96%
Expected Dividend Yield	9.43%
Expected Volatility	16.24%
Expected Forfeiture Rate	5.0%

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility, dividend yield and forfeiture rates. We recorded compensation expense of approximately $19,000 related to this option grant during the nine months ended September 30, 2006.

In addition, we issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 10, 2006 at the then current market price of the shares of $12.72. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $15,000 and $58,000 during the three and nine months ended September 30, 2006 for this restricted share issuance. At September 30, 2006, there was approximately $58,000 of total unrecognized compensation expense related to these unvested restricted shares which will be recognized over the next two years.

We granted 36,700 option awards on June 11, 2005 at an exercise price of $14.54. We recorded compensation expense of approximately $25,000 related to this option grant during the nine months ended September 30, 2005.

We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 11, 2005 at the then current market price of the shares of $14.54. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $5,000 and $34,000 during the three and nine months ended September 30, 2006, respectively, and approximately $17,000 and $66,000 during the three and nine months ended September 30, 2005, respectively, for this restricted share issuance. At September 30, 2006, there was approximately $15,000 of total unrecognized compensation expense related to these unvested restricted shares which will be recognized over the next year.

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

The FASB issued SFAS No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” in February 2006. SFAS No. 155 (1) permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, (2) clarifies which

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest-only strip receivables are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent to initial measurement, an entity may choose to use the amortization method or the fair value method for future measurements. SFAS No. 156 also requires additional disclosures related to servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 imposes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

The FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements” in September 2006. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”) during September 2006. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently evaluating the impact of SAB 108 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
SBIC commercial mortgage loans	$36,212	$41,749
SBA 7(a) Guaranteed Loan Program loans	14,235	16,367
Other commercial mortgage loans	94,198	100,452

Total loans receivable	144,645	158,568
Less:
Deferred commitment fees, net	(294)	(567)
Loan loss reserves	(50)	(427)

Loans receivable, net	$144,301	$157,574

Additional information on our loans receivable, net, was as follows:

	September 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Loans Receivable		Interest	Loans Receivable		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$116,557	80.8%	9.6%	$120,645	76.6%	8.3%
Variable-rate — prime	15,083	10.4%	10.1%	18,278	11.6%	8.7%
Fixed-rate	12,661	8.8%	9.4%	18,651	11.8%	9.4%

	$144,301	100.0%	9.7%	$157,574	100.0%	8.5%

Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

The activity in our loan loss reserves was as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Balance, beginning of year	$427	$164
Provision for loan losses	137	421
Reduction of loan losses	(47)	(18)
Recovery of loans written-off	—	(9)
Principal balances written-off, net	(467)	(26)

Balance, end of period	$50	$532

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Impaired loans requiring reserves	$89	$1,073
Impaired loans expected to be fully recoverable (1)	488	5,056

Total impaired loans	$577	$6,129

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Weighted average impaired loans	$1,311	$3,238	$542	$3,619

Interest income on impaired loans (2)	$71	$166	$2	$28

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

Our impaired loans have decreased from December 31, 2005 to September 30, 2006 due primarily to the foreclosure of the underlying collateral of three limited service hospitality properties.

Note 8. Real Estate Investments and Rent and Related Receivables:

Our real estate investments consisted of the following:

	September 30, 2006	December 31, 2005
			Real
	Real	Real	Estate
	Estate	Estate	Investments
	Investments	Investments	Held for Sale
	(Dollars in thousands)
Land	$494	$1,044	$2,041
Buildings and improvements	4,468	7,484	15,110
Furniture, fixtures and equipment	290	271	1,728

	5,252	8,799	18,879
Accumulated depreciation	(798)	(719)	(3,409)

	$4,454	$8,080	$15,470

Number of hotel properties	2	4	9

At September 30, 2006, two hotel properties that we own are included in our consolidated financial statements. The properties were originally part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased 30 properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI,

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements.

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

At September 30, 2006, our remaining hotel properties had mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties. Therefore, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties.

On September 29, 2006, we leased a hotel property owned by a separate subsidiary which was previously consolidated. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000. The separate subsidiary which owns the hotel property is no longer consolidated in PMC Commercial Trust’s financial statements effective September 29, 2006. The operations relating to this property were included in continuing operations in our consolidated statement of income through September 29, 2006.

We generated hotel property revenues of approximately $639,000 and $1,653,000 consisting primarily of room revenues and $526,000 and $1,319,000 in hotel property expenses consisting primarily of operating and general and administrative expenses related to our hotel properties during the three and nine months ended September 30, 2006, respectively. We performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the hotel properties exceeded the carrying value of the hotel properties. Future cash flows are based on estimated future property operations or rent payments to be received on the hotel properties and expected proceeds from the sale. Based on this analysis, no impairment losses were recorded during the three or nine months ended September 30, 2006.

At September 30, 2006, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,747,000 before reserves. As a result of the uncertainty and timing of collection, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Arlington Claims.

We performed an analysis of our anticipated future proceeds related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of approximately $1,255,000 during 2005. We recorded additional allowances of $500,000 and $925,000 during the three and nine months ended September 30, 2006, respectively, primarily resulting from reductions in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Accordingly, our net recorded investment was $567,000 as of September 30, 2006. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.

Note 9. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) to unaffiliated parties (“Structured Noteholders”). The QSPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are collateralized solely by the assets of the QSPE which means that should the financial assets in the QSPE be insufficient for the trustee to make payments on the Structured Notes, the Structured Noteholders have no recourse against us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the QSPE, the Structured Notes issued by the QSPE, and the operating results of the QSPE are not included in our consolidated financial statements. The difference between (1) the carrying value of the loans receivable sold and (2) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized gains and permanent impairments recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.

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

Information pertaining to our Originated Structured Loan Sale Transactions as of September 30, 2006 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$29,395	$12,275	$15,607	$28,916
Structured Notes balance outstanding	$24,631	$11,655	$12,853	$24,449
Cash in the collection account	$979	$2,084	$144	$305
Cash in the reserve account	$1,780	$860	$940	$1,748
Weighted average interest rate on loans (1)	9.54%	9.62%	9.55%	L+4.02%
Discount rate assumptions (2)	7.8% to 12.5%	7.8% to 12.5%	7.9% to 12.6%	8.2% to 12.5%
Constant prepayment rate assumption (3)	16.00%	18.00%	17.00%	13.00%
Weighted average remaining life of loans (4)	2.57 years	1.84 years	3.12 years	3.69 years
Aggregate losses assumed (5)	1.65%	2.00%	1.82%	1.87%
Aggregate principal losses to date (6)	0.33%	—%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.8% to 8.2% for our required overcollateralization, (b) 9.5% to 9.6% for our reserve funds and (c) 12.5% to 12.6% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 2.0%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the twelve months ending September 30, 2007 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to our Acquired Structured Loan Sale Transactions as of September 30, 2006 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$12,537	$15,271	$8,647	$19,996	$19,784	$39,786
Structured Notes balance outstanding	$12,230	$11,830	$5,972	$16,106	$15,517	$34,506
Cash in the collection account	$590	$269	$139	$199	$231	$820
Cash in the reserve account	$1,335	$1,215	$563	$1,208	$1,196	$2,428
Weighted average interest rate of loans (1)	P+0.96%	9.08%	9.00%	9.65%	9.61%	L+4.02%
Discount rate assumptions (2)	9.3% to 12.5%	7.8% to 12.5%	7.9% to 12.6%	7.9% to 12.6%	7.9% to 12.6%	8.2% to 12.5%
Constant prepayment rate assumption (3)	16.00%	16.00%	16.00%	18.00%	17.00%	13.00%
Weighted average remaining life of loans (4)	2.66 years	2.54 years	1.69 years	2.33 years	2.52 years	3.89 years
Aggregate principal losses assumed (5)	2.33%	2.34%	1.56%	2.07%	1.71%	1.85%
Aggregate principal losses to date (6)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.8% to 9.3% for our required overcollateralization, (b) 9.5% to 9.6% for our reserve funds and (c) 12.5% to 12.6% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of loans was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.5%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. No losses are assumed in the twelve months ending September 30, 2007 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.

At September 30, 2006, none of the loans sold to the QSPEs were delinquent over 60 days as to principal and interest.

First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs (“Excess Spread”). At September 30, 2006, the aggregate principal balance of First Western’s serviced loans receivable on which we had an Excess Spread was approximately $42.1 million and the weighted average Excess Spread was approximately 0.7%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at September 30, 2006 included a prepayment speed of 18% per annum and a discount rate of 12.5%.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our Retained Interests consisted of the following:

	September 30, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$794	$794	$677
1998 Partnership	728	1,074	305	2,107	2,060
1999 Partnership	3,800	951	314	5,065	4,945
2000 Joint Venture	8,771	2,094	808	11,673	10,375
2001 Joint Venture	6,967	1,876	999	9,842	9,304
2002 Joint Venture	7,629	1,833	1,233	10,695	10,013
2003 Joint Venture	10,865	3,552	3,122	17,539	16,334

	$38,760	$11,380	$7,575	$57,715	$53,708

	December 31, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$779	$779	$741
1998 Partnership	915	1,048	412	2,375	2,306
1999 Partnership	3,885	955	499	5,339	5,240
2000 Joint Venture	8,953	2,231	892	12,076	10,809
2001 Joint Venture	7,227	2,619	2,440	12,286	11,023
2002 Joint Venture	7,890	2,147	1,831	11,868	10,803
2003 Joint Venture	10,878	4,304	3,086	18,268	17,550

	$39,748	$13,304	$9,939	$62,991	$58,472

The difference between the estimated fair value and the cost of our Retained Interests is reflected in our consolidated balance sheets as net unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following sensitivity analysis of our Retained Interests as of September 30, 2006 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$55,810	($1,905)
Losses increase by 100 basis points per annum (2)	$53,930	($3,785)
Rate of prepayment increases by 5% per annum (3)	$56,960	($755)
Rate of prepayment increases by 10% per annum (3)	$56,287	($1,428)
Discount rates increase by 100 basis points	$55,856	($1,859)
Discount rates increase by 200 basis points	$54,082	($3,633)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.

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

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at September 30, 2006 and December 31, 2005 our consolidated balance sheets do not include the $222.4 million and $276.1 million of assets, respectively, and $170.3 million and $220.8 million of liabilities, respectively, related to our structured loan sale transactions recorded by our QSPEs. At September 30, 2006, the partners’ capital of our QSPEs was approximately $52.1 million compared to the value of the associated Retained Interests of approximately $56.9 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following information summarizes the financial position of the QSPEs at September 30, 2006 and December 31, 2005.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)
Loans receivable, net	$12,526	$15,969	$15,271	$20,203	$38,042	$42,263

Total assets	$14,489	$17,682	$16,860	$21,947	$41,741	$48,253

Structured Notes	$12,230	$15,240	$11,830	$16,795	$30,603	$36,697

Total liabilities	$12,305	$15,314	$11,896	$16,889	$30,696	$36,809

Partners’ capital	$2,184	$2,368	$4,964	$5,058	$11,045	$11,444

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)
Loans receivable, net	$32,271	$49,175	$35,391	$42,843	$68,702	$75,566

Total assets	$36,803	$52,918	$38,206	$46,256	$74,347	$89,017

Structured Notes	$27,761	$42,731	$28,370	$35,844	$58,956	$72,782

Total liabilities	$27,835	$42,845	$28,449	$35,944	$59,121	$72,964

Partners’ capital	$8,968	$10,073	$9,757	$10,312	$15,226	$16,053

The following information summarizes the results of operations of the QSPEs.

Summary of Operations:

	Nine Months Ended September 30,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)
Interest income	$1,019	$996	$1,255	$1,525	$2,985	$3,582

Total revenues	$1,091	$1,027	$1,451	$1,699	$3,190	$4,024

Reduction of losses	$(14)	$(4)	$—	$—	$(17)	$—

Interest expense	$708	$629	$712	$921	$1,801	$2,297

Total expenses	$737	$677	$762	$981	$1,886	$2,420

Net income	$354	$350	$689	$718	$1,304	$1,604

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)
Interest income	$3,037	$3,946	$3,049	$3,601	$5,160	$4,700

Total revenues	$3,492	$4,599	$3,374	$3,960	$5,414	$4,723

Provision for (reduction of) losses, net	$—	$(415)	$—	$204	$(6)	$—

Interest expense	$1,669	$2,260	$1,708	$2,052	$2,969	$2,486

Total expenses	$1,770	$1,977	$1,810	$2,375	$3,144	$2,698

Net income	$1,722	$2,622	$1,564	$1,585	$2,270	$2,025

The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Annualized yield	14.2%	12.6%	13.4%	12.3%

Servicing fee income for the three and nine months ended September 30, 2006 and 2005 for loans held by the QSPEs was approximately $164,000 and $204,000 and $525,000 and $637,000, respectively. We have not established a servicing asset or liability related to the loans held by our QSPEs as the servicing fees are considered adequate compensation.

We received approximately $11.4 million and $12.1 million in cash distributions from the QSPEs during the nine months ended September 30, 2006 and 2005, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Other Assets:

Other assets consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Deferred borrowing costs, net	$1,129	$1,340
Assets acquired in liquidation	975	1,014
Investment in PMC Preferred Capital Trust-A	838	820
Interest receivable	724	698
Prepaid expenses and deposits	535	653
Other	557	382

Other assets	$4,758	$4,907

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Debt:

Information on our debt was as follows:

						Current
						Weighted
	September 30, 2006		December 31, 2005		Current	Average
	Face	Carrying	Face	Carrying	Range of	Coupon
	Amount	Value	Amount	Value	Maturities	Rate
		(In thousands)
Notes and debentures payable:
Debentures	$8,190	$8,160	$15,500	$16,125	2013 to 2015	5.90%
Mortgage notes (1)	2,676	2,676	11,473	11,473	2011 to 2017	8.02%
Structured notes (2)	1,492	1,492	5,167	5,167	2006	6.37%

	12,358	12,328	32,140	32,765

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	8.75%

Credit facilities:
Conduit facility	4,715	4,715	24,205	24,205	2008	6.34%
Revolving credit facility	—	—	—	—	2006	N/A

	4,715	4,715	24,205	24,205

Redeemable preferred stock of subsidiary	4,000	3,645	4,000	3,575	2009 to 2010	4.00%

Debt	$48,143	$47,758	$87,415	$87,615

(1)	We had mortgages on our hotel properties which were considered held-for-sale totaling approximately $5.9 million at December 31, 2005, included in debt and accrued expenses — real estate investments held for sale on our consolidated balance sheet which were repaid during 2006. Debt outstanding at September 30, 2006 does not include a mortgage note with a principal balance of approximately $1.3 million and a fixed interest rate of 8.5% due January 1, 2011 of an unconsolidated subsidiary. This mortgage note is included in debt outstanding at December 31, 2005.
(2)	Subsequent to September 30, 2006, we exercised our option and the structured notes will be repaid on December 1, 2006.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments required on our consolidated debt at September 30, 2006 were as follows (face amount):

Twelve Months
Ending September 30,	Total
(In thousands)
2007	$1,631
2008	4,865
2009	2,163
2010	2,177
2011	1,060
Thereafter	36,247

$48,143

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA, have a weighted average cost of funds of approximately 6% and semi-annual interest only payments. On September 1, 2006, we prepaid, without penalty, approximately $7.3 million of fixed-rate SBA debentures. The unamortized premiums at the date of repayment of $563,000 were recorded as gain on early extinguishment of debt.

Mortgage Notes
As of September 30, 2006, we had mortgage notes, each collateralized by a hotel property. The mortgage notes are through our subsidiaries formed to assume the mortgage notes. During 2006, we sold one Hotel Property with a mortgage note of approximately $1.5 million and the mortgage note was repaid. These mortgages are amortized over 20 years, mature from January 2011 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At September 30, 2006 and December 31, 2005, approximately $1.5 million and $3.0 million, respectively, of our mortgage notes were guaranteed by PMC Commercial.

Structured Notes
In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes (the “Trust Structured Notes”). The Trust Structured Notes have a stated maturity in 2019; however, repayment of their principal is based on collections of principal on the underlying loans receivable. The Trust Structured Notes are collateralized by the loans receivable that we contributed to the partnership. At September 30, 2006 and December 31, 2005, the principal amount of the outstanding underlying loans receivable was approximately $6.7 million and $10.8 million, respectively. We have no obligation to pay the Trust Structured Notes, nor do the holders of the Trust Structured Notes have any recourse against our assets. Accordingly, if PMCT Trust fails to pay the Trust Structured Notes, the sole recourse of the holders of the Trust Structured Notes is against the assets of PMCT Trust.

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

Conduit Facility
During 2005, we entered into a three-year $100.0 million conduit facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating 1% over LIBOR and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum requirements. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the conduit facility is subject to cross default provisions with our revolving credit facility. At September 30, 2006, approximately $30.2 million of

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

our loans were owned by PMC Conduit. We had availability of approximately $16.2 million under the conduit facility at September 30, 2006 without additional sales of loans to PMC Conduit. With respect to loans sold to PMC Conduit, after 24 months, such loans may no longer be eligible for borrowing without consent of the lender. Therefore, between February 2007 and 2008, the loans currently sold to PMC Conduit will become “stale.” At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. At September 30, 2006, we were in compliance with the covenants of this facility.

Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2006 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At September 30, 2006, we were in compliance with the covenants of this facility. Subsequent to September 30, 2006, we extended the maturity date of the revolving credit facility to December 2007.

Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA pursuant to the SBIA.

The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have classified the 4% Preferred Stock as a liability on our consolidated balance sheet. Dividends of approximately $41,000 and $120,000 were recognized on the 4% Preferred Stock during the three and nine months ended September 30, 2006 and 2005, respectively, and are included in interest expense on our consolidated statements of income.

Interest Paid
During the nine months ended September 30, 2006 and 2005, interest paid was approximately $4.5 million and $4.3 million, respectively.

Note 12. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $22,000 and $67,000 were recognized on the 3% Preferred Stock during the three and nine months ended September 30, 2006 and 2005, respectively, and are reflected in our consolidated statements of income as minority interest.

Note 13. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,751,000 and 10,894,000 for the three months ended September 30, 2006 and 2005, respectively. The weighted average number of common shares outstanding was approximately 10,747,000 and 10,886,000 for the nine months ended September 30, 2006 and 2005, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 5,000 during the three months ended September 30, 2006 and by approximately 1,000 and 8,000, respectively, during the nine months ended September 30, 2006 and 2005 for the dilutive effect of options to purchase common shares. There was

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

no dilutive effect on the weighted average shares outstanding during the three months ended September 30, 2005 as the options’ exercise prices were greater than the average market price of the shares.

Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 61,000 and 167,000 common shares during the three months ended September 30, 2006 and 2005, respectively, and options to purchase approximately 132,000 and 74,000 common shares during the nine months ended September 30, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 14. Dividends Declared:

Dividends declared during 2006 were as follows:

		Amount
Record Date	Date Paid	Per Share
March 31, 2006	April 10, 2006	$0.30
June 30, 2006	July 10, 2006	0.30
September 29, 2006	October 10, 2006	0.30

		$0.90

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

PMC Commercial has wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to Federal income taxes: PMCIC, First Western, PMC Funding and PMC Properties. The income generated from the TRS’s is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our ongoing assessment of future realization, it is more likely than not that they will not be realized.

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on the final tax returns are generally recorded in the period when the returns are filed.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles our net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$12,667	$8,353	$3,976	$2,004
Less: TRS net income, net of tax	(1,236)	(1,158)	(615)	(699)
Add: Book depreciation	186	1,166	58	300
Less: Tax depreciation	(429)	(1,175)	(70)	(455)
Book/tax difference on Retained Interests, net	1,499	1,616	550	67
Book/tax difference on lease income	—	(11)	—	1,083
Book/tax difference on property sales	561	37	(4)	(254)
Impairment losses	43	1,989	—	135
Provision for loss on rent and related receivables	925	—	500	—
Book/tax difference on amortization and accretion	(586)	(164)	(497)	(55)
Asset valuation	(891)	291	(5)	54
Other book/tax differences, net	(217)	(42)	(55)	49

REIT taxable income	$12,522	$10,902	$3,838	$2,229

Common distributions declared	$9,674	$10,340	$3,225	$3,264

Dividends declared per share	$0.90	$0.95	$0.30	$0.30

Income tax provision related to the TRS’s consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Federal:
Current provision	$517	$540	$168	$232
Deferred provision (benefit)	112	(32)	127	(18)

Income tax provision	$629	$508	$295	$214

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Income before income taxes for TRS’s	$1,865	$1,666	$910	$913

Expected Federal income tax provision	$652	$583	$318	$320
Preferred dividend of subsidiary recorded as minority interest	23	23	7	7
Change in valuation allowance	—	(112)	—	(112)
Other adjustments	(46)	14	(30)	(1)

Income tax provision	$629	$508	$295	$214

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Retained Interests	$176	$97
Loans receivable	95	148
Servicing asset	87	132
Premiums on acquired debentures payable	—	106
Operating loss carryforwards	8	8
Other	—	12

Total gross deferred tax assets	366	503

Deferred tax liabilities:
Discounts on acquired redeemable preferred stock of subsidiary and debentures payable	129	154

Total gross deferred tax liabilities	129	154

Deferred tax asset, net	$237	$349

Our operating loss carryforwards were generated by PMC Properties and are available to offset future taxable income of PMC Properties. Based on estimates of future pretax earnings for the properties, management believes that we will realize the full benefit of these net operating loss carryforwards. The net operating loss carryforwards expire from 2025 to 2026.

We paid $845,000 and $467,500 in income taxes during the nine months ended September 30, 2006 and 2005, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16. Other Income:

Other income consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Prepayment fees	$1,516	$557	$752	$—
Servicing income (1)	803	928	258	297
Premium income (1)	499	526	174	238
Other loan related income	301	557	121	192
Equity in earnings of unconsolidated subsidiary (2)	51	29	19	14

Other income	$3,170	$2,597	$1,324	$741

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market. Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.
(2)	These earnings relate to PMC Preferred Capital Trust-A, a variable interest entity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17. Discontinued Operations:

Discontinued operations of our hotel properties (12 hotel properties and 16 hotel properties during the nine months ended September 30, 2006 and 2005, respectively) and assets acquired in liquidation (primarily three limited service hospitality properties during the nine months ended September 30, 2006) consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Hotel and Lease Operations:
Revenues:
Lease income — base and other	$145	$2,447	$—	$522
Straight-line rental income	—	922	—	—
Hotel operating revenues (1)	1,115	493	1	382

Total revenues	1,260	3,862	1	904

Expenses:
Depreciation	9	945	—	241
Property taxes	—	763	—	515
Interest expense (2)	119	455	—	142
Hotel operating expenses (1)	1,034	441	(13)	358

Total expenses	1,162	2,604	(13)	1,256

Net earnings (losses), hotel and lease operations	98	1,258	14	(352)

Assets Acquired in Liquidation Operations:
Revenues	193	96	38	96
Expenses	213	85	26	85

Net earnings (losses), assets acquired in liquidation operations	(20)	11	12	11

Total net earnings (losses)	78	1,269	26	(341)

Net gains on sales of real estate	2,024	2,152	5	1,038

Impairment losses	(94)	(1,554)	—	(135)

Discontinued operations	$2,008	$1,867	$31	$562

(1)	Hotel operating revenues consist primarily of room revenues. Hotel operating expenses consist primarily of operating and general and administrative expenses.
(2)	Represents interest expense on the mortgages payable related to hotel properties included in discontinued operations. As of September 30, 2006, the mortgages payable were either repaid as a result of the sales or as they matured. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property sales included in discontinued operations consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006 (1)	2005 (1)	2006	2005
	(In thousands, except number of property sales and footnotes
Properties sold:
Hotel properties	10	5	—	2
Assets acquired in liquidation	8	4	1	2

	18	9	1	4

Hotel Properties:
Sales proceeds	$20,553	$10,729	$—	$4,038
Cost of sales	(17,545)	(9,451)	—	(3,864)
Deferred gains, net	(1,149)	—	4	—

	1,859	1,278	4	174

Assets Acquired in Liquidation:
Sales proceeds	4,124	5,978	18	2,780
Cost of sales	(3,896)	(4,759)	(17)	(1,916)
Deferred gains, net	(63)	(345)	—	—

	165	874	1	864

Net gains on sales of real estate	$2,024	$2,152	$5	$1,038

(1)	We financed the sale of certain of these properties through origination of loans aggregating $19,844,000 and $6,969,000 during the nine months ended September 30, 2006 and 2005, respectively. As the down payment received was not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Non-cash investing activities:

Loans receivable originated in connection with sales of hotel properties	$17,084	$3,244

Loans receivable originated in connection with sales of asset acquired in liquidation	$2,760	$3,725

Reclassification from loans receivable to assets acquired in liquidation	$3,894	$5,495

Reduction of due to affiliate and Retained Interests	$—	$2,126

Loan receivable established through due to affiliate	$—	$415

Note receivable and deferred liability recorded upon sales of hotel properties, net	$—	$197

In addition, we deconsolidated the assets and liabilities of PMCT Plainfield, L.P. representing a non-cash transaction.

Note 19. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $41.6 million at September 30, 2006, of which approximately $4.5 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.

At September 30, 2006, the majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 2.00% to 2.75% and over LIBOR generally ranging from 3.00% to 4.25%. The weighted average interest rate on our loan commitments and approvals at September 30, 2006 was approximately 9.1%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
September 30,	Total
(In thousands)
2007	$176
2008	188
2009	200
2010	211
2011	223
2012	19

$1,017

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $46,000 and $43,000 and $140,000 and $123,000, during the three and nine months ended September 30, 2006 and 2005, respectively.

Employment Agreements
We have employment agreements with certain of our officers expiring June 30, 2009. Future payments under these contracts are approximately $1,220,000, $1,220,000, and $915,000 for the twelve-month periods ending September 30, 2007, 2008 and 2009, respectively.

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

Environmental
PMC Funding has a recorded liability of approximately $300,000 at September 30, 2006 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital, Inc. through a loan with a current outstanding principal balance of approximately $460,000 which is in default. As a result, we filed a lawsuit in the State of Georgia to appoint a receiver to operate the property and determine if current environmental remediation plans are being followed. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law.

During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property has certain aspects that require revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we elect to foreclose, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by the State of Georgia; however, these

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the three months ended September 30, 2006 and 2005 was as follows:

	For the Three Months Ended September 30,
	2006			2005
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$5,301	$5,301	$—	$3,630	$3,630	$—
Lease income and hotel property revenues	639	—	639	180	—	180
Income from Retained Interests	2,384	2,384	—	2,527	2,527	—

Total	8,324	7,685	639	6,337	6,157	180

Expenses:
Interest	1,303	1,220	83	1,190	1,104	86
Depreciation	58	3	55	59	—	59
Salaries and related benefits (1)	1,164	1,106	58	1,127	1,014	113
Hotel property expenses	526	—	526	—	—	—
General and administrative	746	726	20	919	621	298
Permanent impairments on Retained Interests	291	291	—	156	156	—
Provision for loss on rent and related receivables	500	—	500	1,083	—	1,083
Provision for loan losses, net	37	37	—	125	125	—

Total	4,625	3,383	1,242	4,659	3,020	1,639

Gain on early extinguishment of debt	563	563	—	—	—	—

Income (loss) before income tax provision, minority interest and discontinued operations	4,262	4,865	(603)	1,678	3,137	(1,459)

Income tax provision	(295)	(284)	(11)	(214)	(214)	—
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	(22)	(22)	—

Income (loss) from continuing operations	3,945	4,559	(614)	1,442	2,901	(1,459)

Discontinued operations:
Net gains on sales of real estate	5	1	4	1,038	864	174
Impairment losses	—	—	—	(135)	—	(135)
Net earnings (losses)	26	12	14	(341)	11	(352)

Net income (loss)	$3,976	$4,572	$(596)	$2,004	$3,776	$(1,772)

(1)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business segment data for the nine months ended September 30, 2006 and 2005 was as follows:

	For the Nine Months Ended September 30,
	2006			2005
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$14,758	$14,758	$—	$10,798	$10,798	$—
Lease income and hotel property revenues	1,711	—	1,711	769	—	769
Income from Retained Interests	7,319	7,319	—	6,953	6,953	—

Total	23,788	22,077	1,711	18,520	17,751	769

Expenses:
Interest.	4,197	3,947	250	3,383	3,123	260
Depreciation	177	7	170	221	2	219
Salaries and related benefits (1)	3,437	3,152	285	3,356	3,020	336
Hotel property expenses	1,319	—	1,319	—	—	—
General and administrative	1,976	1,787	189	2,200	1,749	451
Permanent impairments on Retained Interests	875	875	—	387	387	—
Impairment losses	—	—	—	435	—	435
Provision for losses on rent and related receivables	925	—	925	1,083	—	1,083
Provision for loan losses, net	90	90	—	394	394	—

Total	12,996	9,858	3,138	11,459	8,675	2,784

Gain on early extinguishment of debt	563	563	—	—	—	—

Income (loss) before income tax provision, minority interest and discontinued operations	11,355	12,782	(1,427)	7,061	9,076	(2,015)

Income tax provision	(629)	(629)	—	(508)	(508)	—
Minority interest (preferred stock dividend of subsidiary)	(67)	(67)	—	(67)	(67)	—

Income (loss) from continuing operations	10,659	12,086	(1,427)	6,486	8,501	(2,015)

Discontinued operations:
Net gains on sales of real estate	2,024	165	1,859	2,152	874	1,278
Impairment losses	(94)	(51)	(43)	(1,554)	—	(1,554)
Net earnings (losses)	78	(20)	98	1,269	11	1,258

Net income (loss)	$12,667	$12,180	$487	$8,353	$9,386	$(1,033)

(1)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.

Total assets at September 30, 2006 were allocated approximately $213.6 million to the Lending Division and $5.4 million to the Property Division.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additions to furniture, fixtures and equipment were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Lending Division	$38	$—	$16	$—
Property Division	62	351	12	21

	$100	$351	$28	$21

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Current Operating Overview and Significant Economic Factors” and “Executive Summary.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

     The following discussion of our financial condition at September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

     Our revenues have historically included the following:
•	Interest earned on loans receivable;
•	Income on our retained interests in transferred assets (“Retained Interests”);
•	Lease and operating income on our hotel properties; and
•	Other loan related fees, including servicing fees, late fees, prepayment fees, assumption fees and construction monitoring fees.

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

EXECUTIVE SUMMARY

Lending

     During the first nine months of 2006, our loan originations were approximately $36.9 million, of which approximately $19.8 million were originated in connection with sales of our Amerihost hotel properties and assets acquired in liquidation. Fundings for the first nine months of 2006 did not meet management’s expectations and our annual fundings may be less than our original estimates for the year. See “Current Operating Overview and Significant Economic Factors — Lending Division — General.”

     The competitive marketing challenges that we are facing have impacted our financial position through our diminished outstanding portfolio and are expected to impact future operating results. These challenges include:
•	The loan products we offer do not include a competitive fixed-rate loan product and our volume of origination for variable-rate loans has diminished as many potential customers have sought a fixed-rate loan product;
•	The margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed;
•	Prepayments have been at all time highs and have caused significant reductions in both our serviced and retained portfolios;
•	The differential between short-term interest rates (the prime rate is currently 8.25%) and long-term interest rates (five-year treasuries are approximately 4.70%) has resulted in fixed-rate loans being more attractive than higher priced variable-rate loans; and
•	An inverse/flat yield curve has eliminated the premium we historically achieved for providing a longer term (typically 20 years) fully amortizing loan.

     As a result of these loan origination challenges and our goal to expand our portfolio, we are exploring additional investment opportunities. We expect to identify and invest in opportunities in the real estate market that are natural additions to supplement our core business. Currently, we are evaluating investments including, but not limited to, ownership of office buildings, retail centers, office warehouses and other real estate, joint venture ownership of hotels and acquisitions of real estate related businesses. We are also evaluating opportunities with banks (or internet banks) which may provide alternative and/or lower costs of funds that will allow us to lend against real estate collateral. In order to finance these investments, we anticipate utilization of our credit facilities. For a more detailed description of the risks associated with alternative investment opportunities and our liquidity, see “Risk Factors — Investment Risks — General and — Liquidity and Capital Resources Risks” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend at its current level. However, we anticipate, that as a result of earnings from our core business and gains generated on our property sales, that we will maintain our current quarterly dividend of $0.30 per share through the end of 2007.

     We also anticipate expansion of our Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). Our wholly-owned subsidiary, First Western SBLC, Inc. (“First Western”), is licensed as a small business lending company that originates loans through the SBA 7(a) Program. First Western is a “Preferred Lender,” as designated by the SBA and effective in May 2006, is a Preferred Lender nationwide. This expanded Preferred Lender status should shorten the time period necessary to originate SBA 7(a) Program loans. While we anticipate that as a result of this change, our originations under the SBA 7(a) Program will increase, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. We recently expanded our marketing initiatives for origination of SBA 7(a) Program loans and anticipate increased volume as a result.

     Our third quarter and year-to-date earnings during 2006 have been positively impacted by increases in variable rates and comparable period increases in our weighted average portfolio outstanding when comparing the third quarter and nine months of 2006 to the corresponding periods in 2005. As a result of the decline in our outstanding loan portfolio ($144.3 million at September 30, 2006 compared to $157.6 million at December 31, 2005), we anticipate that these comparable period increases may not occur during 2007 and interest income may be negatively impacted.

Competition

     The number of lenders who compete with us for limited service hospitality loans has increased and many of these competitors have a lower cost of funds and are therefore able to offer rates below what we can offer. Until the yield curve combined with the level of competition changes, we expect this margin compression to continue.

     Fixed-rate lending: As a result of the prolonged period in which the yield curve has been inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where they were not economically viable. In addition, the market has changed where borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. Local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current sources of funds. Consequently, we are currently predominately committing to loans which are variable rate.

     If we reduce our rates in order to originate fixed-rate loans, it is likely that the spread on our next fixed-rate securitization would have a significantly lower spread than we have historically achieved on our fixed-rate securitizations. In addition, we have a risk that during the interim period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, we would be negatively affected by interest rate spread compression. We continue to actively pursue alternative sources of funds and evaluate interest rate hedges to reduce our cost of funds and/or reduce interest rate risk, which may allow us to originate fixed-rate loans at more competitive rates.

     Variable-rate lending: Due to increased competition from variable-rate lenders, our margins for variable-rate loans have also contracted. Whereas historically we originated variable-rate loans at 3.5% to 4.5% over LIBOR, currently we are offering rates between 3.0% to 4.0% over LIBOR.

     In addition, as a result of our weighted average spread over LIBOR being reduced on our variable-rate loan originations, we anticipate that the spread between our loan originations and costs of funds may be lower than the spread of 2.77% on our variable-rate securitization completed during 2003.

Prepayments

     During 2006, we experienced prepayment activity at increased levels. Prepayments of our retained portfolio were approximately $33.0 million during the nine months ended September 30, 2006 compared to approximately $7.2 million during the comparable period of 2005. In addition, during 2006 we had prepayments of approximately $36.4 million in loans sold as part of securitizations compared to approximately $22.3 million during the first nine months of 2005. This increased activity is primarily a result of competitors providing refinance opportunities for our borrowers combined with the effect of the reduction or expiration of our prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). We believe that we will continue to see high levels of prepayment activity during the remainder of 2006 and the first half of 2007. During October 2006, prepayments of our retained portfolio and our loans sold as part of securitizations were approximately $2.7 million and $4.4 million, respectively.

Property Ownership

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

     On January 13, 2006, AII rejected the leases and turned over property operations to us on those properties as well as two additional properties that were owned by Arlington and served as collateral on two of our loans receivable. We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. We commenced selling properties during 2000, and we began 2006 with 13 owned hotel properties and two assets acquired in liquidation for a total of 15 properties and sold 12 of these properties during 2006.

     We leased one of our three remaining hotel properties during the third quarter of 2006 and entered into a non-binding letter of intent with a third party tenant for a long-term lease with a purchase option on one of the two remaining hotel properties subject to approval of the mortgage holder on this property. We anticipate final approval of the lease by the mortgage holder during the fourth quarter of 2006. We are currently marketing to lease the remaining property. As a REIT, we cannot directly operate hotel properties; therefore, until we finalize the leases, the properties are being operated by third party management companies.

     We have significant outstanding claims against Arlington’s bankruptcy estate. Based on information provided through the bankruptcy proceedings and an estimate of net cash proceeds available to the unsecured creditors, we recorded impairments on these claims during 2005 and 2006 and valued those claims at approximately $0.6 million at September 30, 2006. There is no assurance that we will collect our claims from Arlington.

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

Lending Division

General

     Loans originated during the first nine months of 2006 were approximately $36.9 million, which is greater than the $34.5 million of loans originated during the same period of 2005. However, of our originations during 2006 and 2005, approximately $19.8 million and $7.0 million, respectively, were originated in connection with sales of our Amerihost Inn hotels and assets acquired in liquidation. As a result of slightly reduced interest rate spreads on new loan commitments, we anticipate our fourth quarter 2006 fundings to increase to between $15 million and $25 million. During 2007, we anticipate fundings will be between $55 million and $70 million. We believe that our fundings during 2007 will benefit from (1) recent reductions in the interest rates that we are quoting for new loan originations, (2) the hiring of additional marketing personnel and new marketing initiatives and (3) the increase in outstanding commitments to fund new loans. At September 30, 2006, June 30, 2006 and December 31, 2005, our outstanding commitments to fund new loans were approximately $41.6 million, $33.1 million and $50.5 million, respectively. The majority of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds.

     Several key factors (as described both in “Executive Summary” and in more detail below) that affect our estimates of future loan originations are as follows:
•	our inability to originate fixed-rate loans with an adequate spread;
•	borrowers looking to fix their cost of capital (borrow at fixed rates);
•	uncertainty as to the cost of funds of future securitizations; and
•	increased competition from local banks and other lenders, who are willing to lend at lower rates than us.

     We believe that in this interest rate environment borrowers are looking predominately for fixed-rate loans; however, to the extent we originate fixed-rate loans, we have potential exposure to interest rate risk. Local bank competitors offer, among other things, five-year fixed-rate loans with rates that are below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4.00% over the 10-year treasury in order to provide us with what management believed was a reasonable spread. With the 10-year treasury at approximately 5.00%, historically the rate we needed to obtain was approximately 8.75% to 9.00% for a quality loan with a 20-year amortization and maturity. The local banks currently offer a five-year maturity, 20-year amortization loan at approximately 7.25% to 8.00%. Management believes that the difference between the bank’s fixed rate and our variable-rate product is causing a greater percentage of borrowers to take on the refinancing risk that rates won’t rise significantly or be unavailable at the end of five years and they are therefore accepting the “mini-perm” bank loan. Many of our competitors are presently pricing fixed-rate loans based on a spread over the interest rate swap market. We are currently offering fixed-rate loans to borrowers at approximately 3.5% over 5-year treasuries, but anticipate that the maximum amount of fixed-rate loans to be originated under this program would be approximately $30.0 million. We are presently evaluating whether it is economically feasible to utilize the swap market to lock in a fixed cost of funds so that we can offer a more competitive fixed-rate product. At the present time, we are not sure whether this alternative source of pricing is viable for us since there is significant exposure of the underlying swaps in the event of default or prepayment. To the extent we are able to use the swap market to lock in a fixed cost of funds, we would no longer consider there to be a maximum amount to be originated under this program.

     Our net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread.”) In general, a significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. See “Executive Summary.” Over the past few years the net interest spread has reduced causing a decrease in income from continuing operations from the leveraged portion of our portfolio and there is no assurance that this trend will change.

     While we have been unable to effectively compete for fixed-rate loans, we believe that our LIBOR-based loan program (1) allows us to compete more effectively with the diminishing market share of variable-rate products, (2) provides us with a more attractive securitization product and (3) provides us with a net interest spread that is less susceptible to interest rate risk than fixed-rate loan programs. However, while we have been able to identify some investment opportunities, our volume of variable-rate loan originations has been below management’s expectations for 2006.

Portfolio Information

     Our lending activities consist primarily of originating loans to borrowers who operate properties in the hospitality industry. Our net loans receivable were $144.3 million and $157.6 million at September 30, 2006 and December 31, 2005, respectively. The reduction in our net loans receivable is due to reduced loan origination activity combined with high prepayment activity.

     Loans originated and principal repayments on loans were as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In millions)
Loan Originations:
Commercial mortgage loans	$8.5	$16.9
SBA 7(a) Program loans	7.0	9.1
Loans originated in connection with sales of assets acquired in liquidation and hotel properties	19.8	7.0
SBA 504 Program loans (1)	1.6	1.5

Total loans originated	$36.9	$34.5

Principal Repayments:
Prepayments	$33.0	$7.2
Proceeds from the sale of SBA 7(a) Program loans	6.4	6.7
Scheduled principal payments and maturities	4.7	2.4
Balloon maturities of SBA 504 program loans (1)	2.3	2.2

Total principal repayments	$46.4	$18.5

(1)	Represents second mortgages obtained through the SBA 504 Program which are structured to be repaid by certified development companies.

     At September 30, 2006, our retained portfolio does not include approximately $202.2 million and $42.5 million of aggregate principal balance remaining on loans we service that were sold in structured loan sale transactions and secondary market loan sales, respectively. Since we retain a residual interest in the cash flows from these sold loans, these loans impact our profitability and our cash available for dividend distributions. Therefore, information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans (the “Aggregate Portfolio”) that we service is provided below. The weighted average contractual interest rate on our Aggregate Portfolio was 9.6%, 8.8% and 8.5% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

     Information on our Retained Portfolio was as follows:

	As of and for the Period Ended
	September 30,	December 31,	September 30,
	2006	2005	2005
Weighted average contractual interest rate	9.7%	8.5%	8.0%
Annualized average yield (1)	10.9%	8.9%	8.6%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for loan losses, net.

     The increase in our annualized average yield is primarily due to prepayment fees received and increased variable interest rates.

     Our loans receivable were approximately 95% concentrated in the hospitality industry at September 30, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

     At September 30, 2006, approximately $131.6 million (91%) of our loans receivable had variable interest rates (reset on a quarterly basis) with a weighted average interest rate of approximately 9.7% based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Program). The spread that we charge over LIBOR generally ranges from 3.50% to 4.50% and the spread we charge over the prime rate generally ranges from 1.50% to 2.75%. The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2006 (set on October 1, 2006) is 5.37% and 8.25%, respectively, while the LIBOR and prime rate charged during the third quarter of 2006 (set on July 1, 2006) was 5.51% and 8.25%, respectively. Changes in LIBOR or the prime rate will have an impact on our interest income from our variable-rate loans receivable. In addition, at September 30, 2006, approximately $12.7 million (9%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 9.4%.

Prepayment Activity

     Prepayment activity for our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or expiration of prepayment fees. In addition, prepayment activity for our aggregate variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed-rate interest rates being lower than the current interest rate on their loan and/or concerns of possible rising interest rates. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006 and the first half of 2007.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);
•	The current and anticipated interest rate environment;
•	The market value of limited service hospitality properties; and
•	The amount of the prepayment fee and the length of the prepayment prohibition, if any.

     When our loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income and to the extent the proceeds received from the loan are reinvested in lower yielding assets will have a negative impact on our financial condition and results of operations. In addition, prepayments of sold loans could have a negative impact on our future financial condition and results of operations. Prepayments of sold loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of sold loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee collected. Many of the prepayment fees for fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibitions have expired are generally not significant. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.

Impaired Loans

     Senior management closely monitors our impaired loans which are classified into two categories: Problem Loans and Special Mention Loans (together, “Impaired Loans”). Our Problem Loans are loans which are not complying with their contractual terms, the collection of a portion of the balance of the principal is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans that are either not complying or had previously not complied with their contractual terms but, in general, we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	September 30,	December 31,
	2006	2005
	(In thousands)
Problem Loans:
Loans receivable	$545	$1,587
Sold loans of QSPEs (1)	—	—

	$545	$1,587

Special Mention Loans:
Loans receivable	$32	$5,635
Sold loans of QSPEs (1)	—	5,558

	$32	$11,193

Percentage Problem Loans:
Loans receivable	0.4%	1.0%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	—	3.6%
Sold loans of QSPEs (1)	—	2.3%

(1)	Since the sold portion of our SBA 7(a) Program loans are secured by a government guarantee, we do not have exposure to loan loss. Accordingly, problem and special mention loan statistics for the sold portion of our SBA 7(a) Program loans have not been presented.

     At September 30, 2006 and December 31, 2005, we had reserves in the amount of $50,000 and $427,000, respectively, against loans receivable that we have determined to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.09% and 0.32% during the nine months ended September 30, 2006 and 2005, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial. The decrease in our total Impaired Loans from December 31, 2005 to September 30, 2006 is due primarily to foreclosure of the underlying collateral of three limited service hospitality properties, repayment in full and assumption of certain loans and improved performance of a sold loan which is no longer considered to be an Impaired Loan.

Retained Interests

     At September 30, 2006 and December 31, 2005, the estimated fair value of our Retained Interests was $57.7 million and $63.0 million, respectively. As a result of our structured loan sale transactions, we have Retained Interests representing the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the Sold Loans (the “required overcollateralization”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.

     The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows that we expect to receive from the QSPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

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

     Constant prepayment rates and aggregate losses assumed were as follows for our Originated Structured Loan Sale Transactions (“Originated”) and Acquired Structured Loan Sale Transactions (“Acquired”):

	Constant Prepayment Rate		Aggregate Losses Assumed
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Originated:
2000 Joint Venture	16.0%	11.0%	1.65%	2.74%
2001 Joint Venture	18.0%	12.0%	2.00%	2.63%
2002 Joint Venture	17.0%	12.0%	1.82%	3.72%
2003 Joint Venture	13.0%	12.0%	1.87%	2.51%

Acquired:
Secondary Market Sales (1)	18.0%	20.0%	—	—
1998 Partnership	16.0%	12.5%	2.33%	3.12%
1999 Partnership	16.0%	14.0%	2.34%	2.43%
2000 Joint Venture	16.0%	14.0%	1.56%	3.28%
2001 Joint Venture	18.0%	12.0%	2.07%	2.06%
2002 Joint Venture	17.0%	12.0%	1.71%	2.68%
2003 Joint Venture	13.0%	12.0%	1.85%	2.77%

(1)	There are no losses assumed on Secondary Market Sales as the SBA has guaranteed payment of principal on these loans.

     Constant prepayment rates have generally increased from December 31, 2005 to September 30, 2006 primarily due to increased historical prepayments and the anticipated continuation of high levels of prepayments due to increased competition and the reduction or expiration of prepayment fees in a significant portion of the underlying portfolio.

     Aggregate losses assumed have generally decreased from December 31, 2005 to September 30, 2006 primarily based on decreased portfolio outstanding, historical losses being significantly below original estimates and the continued positive performance of our securitized loans and the limited service hospitality industry.

     Discount rates utilized from December 31, 2005 to September 30, 2006 have increased by approximately 20 to 30 basis points (0.20% to 0.30%) due primarily to rising interest rates.

     The following is a sensitivity analysis of our Retained Interests as of September 30, 2006 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$55,810	($1,905)
Losses increase by 100 basis points per annum (2)	$53,930	($3,785)
Rate of prepayment increases by 5% per annum (3)	$56,960	($755)
Rate of prepayment increases by 10% per annum (3)	$56,287	($1,428)
Discount rates increase by 100 basis points	$55,856	($1,859)
Discount rates increase by 200 basis points	$54,082	($3,633)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.

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

     The net unrealized appreciation on our Retained Interests at September 30, 2006 and December 31, 2005 was approximately $4.0 million and $4.5 million, respectively. Any appreciation of our Retained Interests is included on our consolidated balance sheets in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions. Our acquired Retained Interests are more susceptible to permanent impairments. When acquired from PMC Capital, Inc., the estimated fair value for each of the components of Retained Interests was recorded as our cost. As a result, during any period that (1) the value of any of the components of our Retained Interests is below the cost and (2) the estimated cash flow from the particular component has been reduced, permanent impairments would result.

Property Division

     At September 30, 2006, two hotel properties that we own are included in our consolidated financial statements. As a REIT, PMC Commercial cannot directly operate these properties; therefore, we are dependent upon third party management companies to operate and manage our hotel properties. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. We previously entered into a non-binding letter of intent with a third party tenant for a long-term lease with a purchase option on one of our two remaining hotel properties subject to approval of the mortgage holder on this property. We anticipate final approval of the lease by the mortgage holder during the fourth quarter of 2006. We are currently marketing to lease the remaining property.

     In addition, one hotel property is owned by our non-consolidated subsidiary. The property was leased effective September 29, 2006. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000 which will be applied to the purchase price pursuant to the lease agreement.

Lodging Industry

     Lodging demand in the United States appears to correlate to changes in U.S. GDP growth, with typically a two to three quarter lag. Therefore, given the relatively strong U.S. GDP growth over the past several years, continued improvement in 2007 lodging demand has been predicted by industry analysts. Such improvement will be dependent upon several factors including the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue their improvement in 2007. However, the economic recovery in the Midwestern United States, which is where our hotel properties are located, has lagged behind the general United States economic recovery. In fact, the lodging industry within certain Midwestern states has not shown any significant signs of recovery.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Overview

     Our income from continuing operations increased by $4,173,000 to $10,659,000 ($0.99 per share) during the nine months ended September 30, 2006 from $6,486,000 ($0.59 per share) during the nine months ended September 30, 2005. As described in more detail below, significant changes between these periods were:
•	An increase in interest income of $3,387,000 due primarily to increases in variable interest rates;
•	An increase in other income of $573,000 due primarily to increased prepayment fees;
•	A gain from early extinguishment of debt of $563,000 resulting from the repayment of approximately $7.3 million of debentures with unamortized premiums;
•	An increase in income from our Retained Interests of $366,000 as a result of increased accretion rates; and
•	A decrease in losses of $409,000; partially offset by
•	An increase in interest expense of $814,000 due primarily to an increase in variable interest rates, and
•	A net decrease in hotel property income of $377,000 as a result of the rejection in January 2006 of our hotel property leases by our tenant and the subsequent operation of the properties by third party management companies.

     Our discontinued operations increased by $141,000 to $2,008,000 ($0.19 per share) during the nine months ended September 30, 2006 from $1,867,000 ($0.17 per share) during the nine months ended September 30, 2005. As described in more detail below, significant changes between these periods were:
•	Impairment losses decreased by $1,460,000; partially offset by
•	Net gains on property sales decreased by $128,000; and
•	Decreased net earnings from our hotel properties of $1,191,000.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Nine Months Ended September 30,
	2006	2005	Increase
	(In thousands)
Interest income — loans	$11,063	$7,890	$3,173
Accretion of loan fees and discounts	333	175	158
Interest income — idle funds	192	136	56

	$11,588	$8,201	$3,387

     The increase in interest income — loans was primarily attributable to increases in (1) our weighted average interest rate from 8.0% at September 30, 2005 to 9.7% at September 30, 2006 and (2) our weighted average loans receivable outstanding of $23.0 million (17.5%) to $154.8 million during the nine months ended September 30, 2006 from $131.8 million during the nine months ended September 30, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of September 30, 2006, approximately 91% of our loans receivable had variable interest rates.

     As a result of (1) the decline in our outstanding loan portfolio ($144.3 million at September 30, 2006 compared to $157.6 million at December 31, 2005) and (2) a slight decline in variable rates (LIBOR decreased 14 basis points) for the interest rate charged for the fourth quarter of 2006, we anticipate that these period over period increases may not occur during 2007 and interest income may be negatively impacted.

     Income from Retained Interests increased $366,000 primarily due to an increase in accretion income which was partially offset by (1) a decrease in the weighted average balance of our Retained Interests outstanding of $6.9 million to $59.1 million during the nine months ended September 30, 2006 compared to $66.0 million during the nine months ended September 30, 2005 and (2) a decrease in unanticipated prepayment fees of $149,000. Accretion income increased primarily due to an increase in anticipated future cash flows primarily resulting from a reduction in future anticipated losses. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 14.2% during the nine months ended September 30, 2006 from 12.6% during the nine months ended September 30, 2005.

     Other income consisted of the following:

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Prepayment fees	$1,516	$557	$959
Servicing income	803	928	(125)
Premium income	499	526	(27)
Other loan related income	301	557	(256)
Equity in earnings of unconsolidated subsidiary (1)	51	29	22

Other income	$3,170	$2,597	$573

(1)	These earnings relate to PMC Preferred Capital Trust-A, a variable interest entity.

     Prepayment activity has remained at high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006 and the first six months of 2007. Prepayment activity for our fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the effect of the reduction or expiration of prepayment fees. In addition, prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. To the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans.

     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold 14 and 13 loans and collected cash premiums of $615,000 and $596,000 during the nine months ended September 30, 2006 and 2005, respectively. We anticipate expansion of our SBA 7(a) Program. Effective in May 2006, First Western is a Preferred Lender nationwide. While we anticipate that as a result of this change, our originations under the SBA 7(a) Program will increase, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. We recently expanded our marketing initiatives for origination of SBA 7(a) Program loans and anticipate increased volume as a result. To the extent we were to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees represent one-time increases in our other income when collected and/or earned. Other loan related income decreased from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to a decrease in assumption fees.

Interest Expense

     Interest expense consisted of the following:

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Junior subordinated notes	$1,715	$986	$729
Conduit facility	1,053	486	567
Debentures payable	688	725	(37)
Mortgages on hotel properties	250	261	(11)
Structured notes	177	338	(161)
Revolving credit facility	95	169	(74)
Uncollateralized notes payable	—	224	(224)
Other	219	194	25

	$4,197	$3,383	$814

     Total interest expense increased primarily as a result of an increase in interest rates. Since we have variable-rate debt, the cost of funds on that debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at September 30, 2006 was 7.5% compared to 6.5% at September 30, 2005. In addition, during March 2005 we prepaid $20 million of uncollateralized notes with proceeds from our junior subordinated notes. The cost of funds on the junior subordinated notes is LIBOR plus 3.25%. The cost of funds for the uncollateralized notes was 7.44% on $10 million and LIBOR plus 1.3% on the other $10 million. The cost of funds for our conduit facility (established in February 2005) approximates 1% over LIBOR compared to our revolving credit facility cost of funds at that time of LIBOR plus 1.875%.

     On September 1, 2006, we prepaid, without penalty, approximately $7.3 million of fixed-rate SBA debentures at an interest rate of approximately 8.5%.

     Interest expense on our structured notes decreases as the underlying loans pay down principal through scheduled principal payments, reach maturity or prepay which in turn pays down the structured notes outstanding. Subsequent to September 30, 2006, we exercised our option and the structured notes will be repaid on December 1, 2006.

     As a result of pay downs on our credit facilities and debentures and the repayment of the structured notes, total interest expense is expected to decrease in the short-term until our loans funded are greater than our principal collected on loans included in our investing activities. See “Cash Flow Analysis.”

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the nine months ended September 30, 2006 remained relatively constant at $5,413,000 compared to $5,556,000 during the nine months ended September 30, 2005. The primary reason for the decrease was a reduction in professional fees.

     Permanent impairments on Retained Interests were $875,000 for the nine months ended September 30, 2006 resulting from reductions in expected future cash flows due primarily to increased prepayments. We had $387,000 of permanent impairments on Retained Interests during the nine months ended September 30, 2005 primarily due to a reduction in expected future cash flows resulting from increased anticipated losses relating to a problem loan during that period of time.

     Impairment losses were $435,000 for the nine months ended September 30, 2005. There were no impairment losses during the nine months ended September 30, 2006. We performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the hotel properties exceeded the carrying value of the hotel properties. Future cash flows were based on estimated future rent payments to be received on the hotel properties, proceeds from the sale and/or termination fees and property operations, if applicable.

     Provision for losses on rent and related receivables was $925,000 and $1,083,000 during the nine months ended September 30, 2006 and 2005, respectively. Provision for losses during the nine months ended September 30, 2006 primarily resulted from reductions in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Provision for losses during the nine months ended September 30, 2005 pertained to our initial evaluation of rent and related receivables subsequent to the bankruptcy of AHI. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Due to the uncertainties regarding the bankruptcy proceedings, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the Arlington bankruptcy proceedings. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables. The bankruptcy estates/debtors continue to litigate certain claims asserted by other creditors, including claims related to the initial financing provided to the debtors and other outstanding secured claims. These disputes have led to protracted and expensive litigation that has yet to be completed. Our anticipated recovery continues to be diminished and delayed as long as these disputes remain outstanding. It does not appear that the disputes will be resolved prior to December 31, 2006. The litigation between the debtors and the other creditors has been expensive and will continue to have an adverse effect on our potential recovery. As for our claims in the bankruptcy cases, we anticipate trying to negotiate a settlement of those claims with the debtors; however, there is no certainty that we will be able to settle with the debtors or that any settlement would be approved by the official unsecured creditor’s committee or the Bankruptcy Court, among others. Further, our prospects for recovery from the estates continues to be impacted by the litigation with third parties.

     Provision for loan losses, net, was $90,000 during the nine months ended September 30, 2006 and $394,000 during the nine months ended September 30, 2005. The provision for loan losses during the nine months ended September 30, 2006 was primarily related to two retail establishments upon which we foreclosed the underlying collateral during 2006. During the nine months ended September 30, 2005, we increased expected losses on three loans collateralized by limited service hospitality properties.

     Income tax provision increased to $629,000 during the nine months ended September 30, 2006 from $508,000 during the nine months ended September 30, 2005. The primary reason for the increase during the nine months ended September 30, 2006 was increased profitability of our lending subsidiaries mainly due to increased interest income and prepayment fees.

Hotel property revenues and expenses

     Hotel property revenues and expenses were $1,653,000 and $1,319,000, respectively, during the nine months ended September 30, 2006 on three hotel properties included in continuing operations. During January 2006, we commenced operating these properties, through third party management companies, upon rejection of their leases by our former tenant. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. One of the properties was leased effective September 29, 2006 with annual base rent of $116,700. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. We entered into a non-binding letter of intent with a third party tenant for a long-term lease with a purchase option on one of the two remaining Hotel Properties subject to approval of the mortgage holder on this property. We anticipate final approval of the lease by the mortgage holder during the fourth quarter of 2006. We are currently marketing to lease the remaining property.

Gain on early extinguishment of debt

     Gain on early extinguishment of debt represents a gain of $563,000 resulting from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired as a result of the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, there were no significant loan commitments at the SBIC level.

Discontinued operations

     We had net realized gains on the sales of real estate of $2,024,000 during the nine months ended September 30, 2006 resulting primarily from the sale of ten hotel properties for approximately $20.5 million generating gains of $1.8 million and eight assets acquired in liquidation for approximately $4.1 million generating gains of $0.2 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $1.6 million at September 30, 2006. We had net realized gains on sale of real estate of $2,152,000 during the nine months ended September 30, 2005 which was primarily the result of the sale of five hotel properties for $10.7 million and the sale of two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for approximately $2.8 million.

     Impairment losses were $94,000 for the nine months ended September 30, 2006. We performed a recoverability test to determine if the expected net sales proceeds for the hotel properties exceeded the carrying value of the hotel properties. Based on this analysis, we recorded impairment losses of $43,000 during the nine months ended September 30, 2006. In addition, we recorded an impairment loss of $51,000 related to one of our retail establishments included in assets acquired in liquidation due to a decline in the estimate of its value. During the nine months ended September 30, 2005, we recorded impairment losses of $1,554,000 on our hotel properties included in discontinued operations primarily as a result of the anticipated rejection of our leases by our tenant due to their filing for bankruptcy in June 2005 and the resultant diminishment in value of our hotel properties.

     Net earnings from discontinued operations decreased to $78,000 during the nine months ended September 30, 2006 from $1,269,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, our tenant was obligated for rent. Due to the tenant’s bankruptcy filing, effective January 2006 the leases were rejected and for any properties that had not been sold we commenced operations through third party management companies. Accordingly, the primary reason for the decrease in net earnings from discontinued operations was a reduction in rent income, including base rent and straight-line rent, of $3.2 million when comparing the nine months ended September 30, 2006 to the nine months ended September 30, 2005. This reduction was partially offset by a decrease in depreciation expense of $0.9 million due to the discontinuation of depreciation on our held for sale properties. Our net earnings from discontinued operations includes 12 and 16 hotel properties during the nine months ended September 30, 2006 and 2005, respectively, and assets acquired in liquidation (primarily three limited service hospitality properties) during the nine months ended September 30, 2006.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Overview

     Our income from continuing operations increased by $2,503,000 to $3,945,000 ($0.37 per share) during the three months ended September 30, 2006 from $1,442,000 ($0.14 per share) during the three months ended September 30, 2005. As described in more detail below, significant changes between these periods were:
•	An increase in interest income of $1,088,000 due primarily to increases in variable interest rates;
•	An increase in other income of $583,000 due primarily to increased prepayment fees;
•	A decrease in losses of $536,000; and
•	A gain from early extinguishment of debt of $563,000 resulting from the repayment of approximately $7.3 million of debentures with unamortized premiums; partially offset by
•	An increase in interest expense of $113,000 due primarily to an increase in variable interest rates.

     Our discontinued operations decreased by approximately $531,000 to $31,000 during the three months ended September 30, 2006 from $562,000 ($0.05 per share) during the three months ended September 30, 2005. As described in more detail below, significant changes between these periods were:
•	Net gains on property sales decreased by $1,033,000; partially offset by
•	Decreased impairment losses of $135,000; and
•	Increased net earnings from our hotel properties of $367,000.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

     Interest income consisted of the following:

	Three Months Ended September 30,
	2006	2005	Increase
	(In thousands)
Interest income — loans	$3,768	$2,811	$957
Accretion of loan fees and discounts	125	33	92
Interest income — idle funds	84	45	39

	$3,977	$2,889	$1,088

     The increase in interest income — loans was primarily attributable to increases in (1) our weighted average interest rate from 8.0% at September 30, 2005 to 9.7% at September 30, 2006 and (2) our weighted average loans receivable outstanding of $12.8 million (9.4%) to $148.3 million during the three months ended September 30, 2006 from $135.5 million during the three months ended September 30, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. As of September 30, 2006, approximately 91% of our loans receivable have variable interest rates.

     As a result of (1) the decline in our outstanding loan portfolio ($144.3 million at September 30, 2006 compared to $157.6 million at December 31, 2005) and (2) a slight decline in variable rates (LIBOR decreased 14 basis points) for the interest rate charged for the fourth quarter of 2006, we anticipate that these period over period increases may not occur during 2007 and interest income may be negatively impacted.

     Income from Retained Interests decreased $143,000 primarily due to (1) a decrease in the collection of unanticipated prepayment fees of approximately $156,000 and (2) a decrease in the weighted average balance of our Retained Interests outstanding of $6.5 million to $57.7 million during the three months ended September 30, 2006 compared to $64.2 million during the three months ended September 30, 2005 partially offset by an increase in accretion income. Accretion income increased primarily due to an increase in anticipated future cash flows primarily resulting from a reduction in future anticipated losses. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 13.4% during the three months ended September 30, 2006 from 12.3% during the three months ended September 30, 2005.

     Other income consisted of the following:

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Prepayment fees	$752	$—	$752
Servicing income	258	297	(39)
Premium income	174	238	(64)
Other loan related income	121	192	(71)
Equity in earnings of unconsolidated subsidiary (1)	19	14	5

Other income	$1,324	$741	$583

(1)	Relates to earnings on PMC Preferred Capital Trust-A, a variable interest entity.

     Prepayment activity has remained at high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006 and the first half of 2007. The principal balance of loans which prepaid was approximately $15.0 million and $0.7 million during the three months ended September 30, 2006 and 2005, respectively. Prepayment activity for our fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the effect of the reduction or expiration of prepayment fees. In addition, prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. To the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans.

     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold five and six loans and collected cash premiums of $215,000 and $256,000 during the three months ended September 30, 2006 and 2005, respectively. We anticipate expansion of our SBA 7(a) Program. Effective in May 2006, First Western is a Preferred Lender nationwide. While we anticipate that as a result of this change, our originations under the SBA 7(a) Program will increase, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. We recently expanded our marketing initiatives for origination of SBA 7(a) Program loans and anticipate increased volume as a result. To the extent we were to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees represent one-time increases in our other income when collected and/or earned. Other loan related income decreased from the three months ended September 30, 2005 to the three months ended September 30, 2006 primarily due to a decrease in assumption fees.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)
	(In thousands)
Junior subordinated notes	$613	$473	$140
Conduit facility	274	188	86
Debentures payable	206	247	(41)
Mortgages on hotel properties	83	86	(3)
Structured notes	40	110	(70)
Revolving credit facility	19	28	(9)
Other	68	58	10

	$1,303	$1,190	$113

     On September 1, 2006, we prepaid, without penalty, approximately $7.3 million of fixed-rate SBA debentures at an interest rate of approximately 8.5%.

     Since we have variable-rate debt, the cost of funds on that debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at September 30, 2006 was 7.5% compared to 6.5% at September 30, 2005.

     Interest expense on our structured notes decreases as the underlying loans pay down principal through scheduled principal payments, reach maturity or prepay which in turn pays down the structured notes outstanding. Subsequent to September 30, 2006, we exercised our option and the structured notes will be repaid on December 31, 2006.

     As a result of pay downs on our credit facilities and debentures and repayment of the structured notes, interest expense is expected to decrease in the short-term until our loans funded are greater than our principal collected on loans included in our investing activities. See “Cash Flow Analysis.”

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended September 30, 2006 remained relatively constant at $1,910,000 compared to $2,046,000 during the three months ended September 30, 2005. The decrease is primarily due to a decrease in professional fees, primarily legal fees.

     Permanent impairments on Retained Interests were $291,000 for the three months ended September 30, 2006 resulting from a reduction in expected future cash flows primarily due to increased prepayments on our originated Retained Interests. We had $156,000 of permanent impairments on Retained Interests during the three months ended September 30, 2005 primarily due to a reduction in expected future cash flows resulting from increased anticipated losses on our acquired Retained Interests relating to a problem loan during that period of time.

     Provision for losses on rent and related receivables was $500,000 and $1,083,000 during the three months ended September 30, 2006 and 2005, respectively. Provision for losses during the three months ended September 30, 2006 primarily resulted from reductions in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Provision for losses during the three months ended September 30, 2005 pertained to our initial evaluation of rent and related receivables subsequent to the bankruptcy of AHI. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Due to the uncertainties regarding the bankruptcy proceedings, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the Arlington bankruptcy proceedings. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables. The bankruptcy estates/debtors continue to litigate certain claims asserted by other creditors, including claims related to the initial financing provided to the debtors and other outstanding secured claims. These disputes have led to protracted and expensive litigation that has yet to be completed. Our anticipated recovery continues to be diminished and delayed as long as these disputes remain outstanding. It does not appear that the disputes will be resolved prior to December 31, 2006. The litigation between the debtors and the other creditors has been expensive and will continue to have an adverse effect on our potential recovery. As for our claims in the bankruptcy cases, we anticipate trying to negotiate a settlement of those claims with the debtors; however, there is no certainty that we will be able to settle with the debtors or that any settlement would be approved by the official unsecured creditor’s committee or the Bankruptcy Court, among others. Further, our prospects for recovery from the estates continues to be impacted by the litigation with third parties.

     Provision for loan losses, net, was $37,000 during the three months ended September 30, 2006 and $125,000 during the three months ended September 30, 2005. During the three months ended September 30, 2006, we increased the expected losses on a loan collateralized by a retail establishment originated under our SBA 7(a) Program. During the three months ended September 30, 2005, we increased the expected loss on a loan collateralized by a limited service hospitality property and a recreational facility.

     Income tax provision increased to $295,000 during the three months ended September 30, 2006 from $214,000 during the three months ended September 30, 2005. The primary reason for the increase during the three months ended September 30, 2006 was increased profitability of our lending subsidiaries mainly due to increased interest income and prepayment fees.

Hotel property revenues and expenses

     Hotel property revenues and expenses were $639,000 and $526,000, respectively, during the three months ended September 30, 2006 on three hotel properties included in continuing operations. During January 2006, we commenced operating these properties, through third party management companies, upon rejection of their leases by our former tenant. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties. One of the properties was leased effective September 29, 2006 with annual base rent of $116,700. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. We previously entered into a non-binding letter of intent with a third party tenant for a long-term lease with a purchase option on one of the two remaining hotel properties subject to approval of the mortgage holder on the property. We anticipate final approval of the lease by the mortgage holder during the fourth quarter of 2006. We are currently marketing to lease the remaining property.

Gain on early extinguishment of debt

     Gain on early extinguishment of debt represents a gain of $563,000 resulting from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired as a result of the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, there were no significant loan commitments at the SBIC level.

Discontinued operations

     We had net realized gains on the sales of real estate of $5,000 during the three months ended September 30, 2006 from the recognition of previously deferred gains. Our deferred gains total approximately $1.6 million at September 30, 2006. Net gain on sale of real estate was $1,038,000 during the three months ended September 30, 2005 which was primarily the result of the sale of two hotel properties for $4.0 million and two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for $2.8 million.

     During the three months ended September 30, 2005, we recorded impairment losses of $135,000 on our hotel properties included in discontinued operations primarily as a result of the anticipated rejection of our leases by our tenant due to their filing for bankruptcy in June 2005 and the resultant diminishment in values of our hotel properties.

     Net earnings from discontinued operations increased to $26,000 during the three months ended September 30, 2006 from a net loss of $341,000 during the three months ended September 30, 2005. During the three months ended September 30, 2006, earnings from discontinued operations represents primarily our assets acquired in liquidation. We sold all of our Amerihost hotel properties included in discontinued operations prior to the beginning of the third quarter of 2006. During the comparable period of 2005, discontinued operations included our Amerihost hotel properties which were under lease to Arlington. As a result of property taxes and depreciation expense exceeding the rent earned, losses were incurred during the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     Information on our cash flow was as follows:

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Cash provided by operating activities	$10,048	$9,013	$1,035
Cash provided by investing activities	$37,480	$3,385	$34,095
Cash used in financing activities	$(47,940)	$(15,519)	$(32,421)

     In general, we experienced significantly greater positive cash flow from investing activities during 2006 due to the heavy prepayments on our loans combined with low amounts of cash used for originating loans. These cash flows were used, in general, to repay outstanding debt. See “Executive Summary.”

Operating Activities

     Net cash flow from operating activities is primarily used to fund our dividends. The increase is primarily due to an increase in proceeds from the sale of guaranteed loans net of loans funded, held for sale during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 of $1,166,000 partially offset by a decrease in loans fees collected, net of $335,000. Dividends paid during the nine months ended September 30, 2006 and 2005, included in financing activities, were $9,679,000 and $10,774,000, respectively.

Investing Activities

     During the nine months ended September 30, 2006, the primary sources of funds were (1) net principal collected on loans receivable of $27,884,000, (2) net proceeds from the sales of Hotel Properties and proceeds from assets acquired in liquidation of $4,308,000 and (3) net principal collected on Retained Interests of $3,955,000. During the nine months ended September 30, 2005, the primary sources of funds were net proceeds from the sales of Hotel Properties and proceeds from assets acquired in liquidation of $10,416,000 and net principal collected on Retained Interests of $3,309,000. Funds used in investing activities during the nine months ended September 30, 2005 were primarily net loans funded of $9,409,000. The adverse change in net loans funded is due to reduced loan origination activity combined with high prepayment activity. This increased prepayment activity is primarily a result of competitors providing refinance opportunities to our borrowers combined with the effect of the reduction or expiration of our prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). Prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. We believe that we will continue to see prepayment activity at these higher levels during the remainder of 2006 and the first half of 2007.

Financing Activities

     We used funds in financing activities during the nine months ended September 30, 2006 primarily for (1) net repayment of the conduit facility of $19,490,000, (2) payment of principal on mortgages payable and debentures of $18,468,000 including the repayment of mortgages payable in conjunction with hotel property sales and the repayment of $7,310,000 of debentures and (3) dividends of $9,679,000. During the nine months ended September 30, 2005, we used proceeds from debt issuances to repay other debt obligations. In addition, we incurred $1,466,000 of borrowing costs during the nine months ended September 30, 2005 related to our debt issuances and paid dividends of $10,774,000.

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

     We had approximately $3.6 million of cash and cash equivalents at September 30, 2006. Our outstanding commitments to fund new loans were approximately $41.6 million at September 30, 2006, of which $4.5 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

     We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms. Historically, our primary long-term funding source has been the securitization and sale of loans receivable. Since October 2003, the completion of our last securitization, our working capital has been provided through our credit facilities and issuance of junior subordinated notes in March 2005.

     During the first nine months of 2006, prepayments on our loan portfolio exceeded new loans funded. This excess cash was used to repay debt. Due to this debt reduction, our debt to equity ratio has decreased to 0.37 to 1.00 at September 30, 2006 from 0.64 to 1.00 at December 31, 2005. As a result, we believe our ability to incur additional leverage is currently greater now than at December 31, 2005.

     As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code, of 1986, as amended (the “Code”). Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2006, we anticipate that cash flows from operating activities will be utilized to fund our expected 2006 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on debt.

Sources of Funds

     Historically, our primary source of long-term funds has been structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of the 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan transactions, if any, are expected to be greater as a result of the merger. However, the timing of future securitization transactions is dependent upon our portfolio and loan originations. Fundings for the first nine months of 2006 did not meet management’s expectations and our annual fundings may be less than our original estimates for the year. As a result, we do not anticipate completing our next structured loan transaction until the second or third quarter of 2007 at which time we expect to have a sufficient pool of primarily variable-rate loans to complete a securitization.

     Since we have historically relied on structured loan transactions as our primary source of long-term capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable, thereby reducing our ability to originate loans. The timing of a structured loan transaction also has significant impact on our financial condition and results of operations. However, we currently have a significant amount of available capital as a result of a reduction in the amounts outstanding under our conduit facility and Revolver.

     Our subsidiary, PMC Conduit, L.P. (“PMC Conduit”), has a three-year $100.0 million conduit facility expiring February 6, 2008. At the end of each annual period, the lenders have the option to extend their respective commitments to make advances for an additional 364-day period. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum requirements. At September 30, 2006, approximately $30.2 million of our loans were owned by PMC Conduit and we had outstanding advances of approximately $4.7 million. We had availability of approximately $16.2 million under the conduit facility at September 30, 2006 without additional sales of loans to PMC Conduit. Currently, PMC Commercial has available approximately $29.0 million of loans which are eligible to be sold to PMC Conduit. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. With respect to loans sold to our conduit facility, after 24 months, such loans may no longer be eligible for borrowing without the consent of the lender. Therefore, between February 2007 and 2008, the loans currently sold to the conduit facility will become “stale.” If loans become stale, we may have to provide additional collateral to PMC Conduit. In addition, the conduit facility is subject to cross default provisions with the Revolver. At September 30, 2006, we were in compliance with the covenants of this facility. As of November 3, 2006, we had outstanding advances of approximately $17.4 million due primarily to the funding of new loans and payment of dividends.

     At September 30, 2006, we had availability of $20.0 million under our Revolver which matures December 31, 2006. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At September 30, 2006, we were in compliance with the covenants of this facility. Subsequent to September 30, 2006, we extended the maturity of the Revolver to December 31, 2007.

     At September 30, 2006, one of our SBICs had $3.0 million in available commitments from the SBA, expiring in September 2007, to issue future debentures. These debentures will have 10-year maturities, will be charged interest at a spread over 10-year treasuries and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance.

Uses of Funds

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. We currently anticipate that we will originate between $15 million and $25 million of loans during the fourth quarter of 2006 and between $55 million and $70 million during 2007. See “Current Operating Overview and Significant Economic Factors” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.

     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity.

Information on Consolidated Debt

     Information on our consolidated debt was as follows as of September 30, 2006:

				Weighted
		Required		Average
	Face	Principal	Range of	Coupon	Interest
	Amount	Payments (1)	Maturities	Rate	Type
	(In thousands)
Junior subordinated notes (2)	$27,070	$—	2035	8.75%	Variable
Conduit facility	4,715	—	2008	6.34%	Variable
Debentures	8,190	—	2013 to 2015	5.90%	Fixed
Mortgage notes (3)	2,676	139	2011 to 2017	8.02%	Fixed
Structured notes (4)	1,492	1,492	2006	6.37%	Fixed
Redeemable preferred stock of subsidiary	4,000	—	2009 to 2010	4.00%	Fixed

	$48,143	$1,631

(1)	Represents required principal payments for the twelve months ending September 30, 2007.
(2)	The junior subordinated notes may be redeemed at our option, without penalty, beginning on March 30, 2010 and are subordinated to PMC Commercial’s existing debt.
(3)	Does not include a mortgage note with a principal balance of approximately $1.3 million and a fixed interest rate of 8.5% due January 1, 2011 of an unconsolidated subsidiary.
(4)	Subsequent to September 30, 2006, we exercised our option and the structured notes will be repaid on December 1, 2006.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at September 30, 2006 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Consolidated Debt:
Notes and debentures (1)	$39,428	$1,631	$313	$1,237	$36,247
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	2,000	2,000	—
Conduit facility	4,715	—	4,715	—	—

Interest:
Consolidated debt (4)	72,741	3,406	6,196	5,984	57,155
Mortgage note of unconsolidated subsidiary	440	119	201	120	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (5)	1,315	63	144	1,108	—
Operating lease (6)	1,017	176	388	434	19
Employment agreements (7)	3,355	1,220	2,135	—	—

Total contractual cash obligations	$127,011	$6,615	$16,092	$10,883	$93,421

(1)	Notes and debentures are presented at face value.
(2)	We had availability of $20.0 million under our Revolver at September 30, 2006 with a maturity date of December 31, 2006. Subsequent to September 30, 2006, we extended the maturity date on the Revolver to December 31, 2007.
(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(4)	For the interest obligation, the variable rate in effect at September 30, 2006 was utilized and no change in variable interest rates was assumed.
(5)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary.
(6)	Represents future minimum lease payments under our operating lease for office space.
(7)	We have employment agreements with certain of our executive officers.

     Our commitments and contingencies at September 30, 2006 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	41,614	41,614	—	—	—

Total commitments	$41,614	$41,614	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has a recorded liability of approximately $300,000 at September 30, 2006 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc.. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital, Inc. through a loan with a current outstanding principal balance of approximately $460,000 which is in default. As a result, we filed a lawsuit in the State of Georgia to appoint a receiver to operate the property and determine if current environmental remediation plans are being followed. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law. During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property has certain aspects that require revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we elect to foreclose, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by the State of Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Represents loan commitments and approvals outstanding.

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

     On September 29, 2006, we entered into a lease agreement for one of our hotel properties. The property has a mortgage with a principal balance of approximately $1.3 million with a significant prepayment penalty. Therefore, we structured the lease with the potential buyer of the property for a term equal to the term remaining on the mortgage (matures

January 1, 2011) and then a purchase with a price of $1,825,000. Annual base rent on the lease is $116,700 and the lease is a triple net lease. The lessee provided us with a substantial non-refundable up-front payment of $452,000. The hotel property is owned by a separate subsidiary and is the subsidiary’s primary asset. Based on this new lease agreement, including the fixed price purchase option, the subsidiary was determined to be a variable interest entity. Since we do not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial Trust is not considered to be the primary beneficiary. Thus, the separate subsidiary is no longer consolidated in PMC Commercial Trust’s financial statements and the equity method is used to account for our investment in the separate subsidiary effective September 29, 2006. The subsidiary is contractually responsible for the mortgage note and its repayment. The subsidiary will record the lease as an operating lease. Future revenues and expenses of the subsidiary will primarily be lease income, interest expense on the mortgage payable, depreciation expense on the real estate investment and amortization of deferred lease costs.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The FASB issued SFAS No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” in February 2006. SFAS No. 155 (1) permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strip receivables are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

     The FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent to initial measurement, an entity may choose to use the amortization method or the fair value method for future measurements. SFAS No. 156 also requires additional disclosures related to servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 imposes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

     The FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements” in September 2006. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15,

2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

     Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”) during September 2006. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We are currently evaluating the impact of SAB 108 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

SEASONALITY

     Generally, our lending segment is not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies typically rise temporarily during the winter months due primarily to reductions in business travel and consumer vacations.

DIVIDENDS

     Dividends declared during 2006 were as follows:

		Amount
Record Date	Date Paid	Per Share

March 31, 2006	April 10, 2006	$0.30
June 30, 2006	July 10, 2006	0.30
September 29, 2006	October 10, 2006	0.30

		$0.90

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. We anticipate, as a result of earnings from our core business and gains generated on our property sales, that we will maintain our current quarterly dividend of $0.30 per share through the end of 2007.

     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

REIT TAXABLE INCOME

     REIT taxable income is a financial measure that is presented quarterly in our consolidated financial statements to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$12,667	$8,353	$3,976	$2,004
Less: taxable REIT subsidiaries net income, net of tax	(1,236)	(1,158)	(615)	(699)
Add: book depreciation	186	1,166	58	300
Less: tax depreciation	(429)	(1,175)	(70)	(455)
Book/tax difference on Retained Interests, net	1,499	1,616	550	67
Book/tax difference on lease income	—	(11)	—	1,083
Book/tax difference on property sales	561	37	(4)	(254)
Impairment losses	43	1,989	—	135
Provision for loss on rent and related receivables	925	—	500	—
Book/tax difference on amortization and accretion	(586)	(164)	(497)	(55)
Asset valuation	(891)	291	(5)	54
Other book/tax differences, net	(217)	(42)	(55)	49

REIT taxable income	$12,522	$10,902	$3,838	$2,229

Common distributions declared	$9,674	$10,340	$3,225	$3,264

Weighted average common shares outstanding	10,747	10,886	10,751	10,894

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

LOANS RECEIVABLE

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. Our loans receivable are approximately 91% variable-rate at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial.

     Changes in interest rates on our fixed-rate loans receivable do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loan portfolio is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

     We had $12.7 million and $18.7 million of fixed-rate loans receivable at September 30, 2006 and December 31, 2005, respectively. The estimated fair value of these fixed-rate loans receivable (approximately $13.2 million and $19.0 million at September 30, 2006 and December 31, 2005, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.

     At September 30, 2006 and December 31, 2005, we had $131.6 million and $138.9 million of variable-rate loans receivable, respectively, and $31.8 million and $54.8 million of variable-rate debt at September 30, 2006 and December 31, 2005, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($99.8 million and $84.1 million at September 30, 2006 and December 31, 2005, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of $17.9 million and $21.7 million at September 30, 2006 and December 31, 2005, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.00%), we are deemed to have derivative investments. However, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at September 30, 2006 and December 31, 2005, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $998,000 and $841,000, respectively, on an annual basis.

NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of September 30, 2006 and December 31, 2005, approximately $16.0 million (33%) and $32.8 million (37%) of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Any amount outstanding on our Revolver or the conduit facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2006, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $318,000.

     Since our fixed-rate debt is at effective rates that are currently lower (in general) than market rates, the fair value of these financial instruments is lower than their cost and carrying value, thus increasing our net worth. This debt is comprised of debentures and mortgages payable. Our debentures have current prepayment penalties up to 4% of the principal balance. All of our $2.7 million of consolidated hotel property mortgages are at fixed rates of interest and have significant penalties for prepayment. In addition, the $1.3 million hotel property mortgage of our unconsolidated subsidiary is at a fixed rate of interest and has a significant penalty for prepayment.

     The following presents the principal amounts, weighted average interest rates and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2006 and December 31, 2005.

     Market risk disclosures related to our outstanding debt as of September 30, 2006 were as follows:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,631	$150	$2,001	$1,983	$1,060	$9,148	$15,973	$15,837

Variable-rate debt (LIBOR based) (3)	—	4,715	—	—	—	27,070	31,785	31,785

Totals	$1,631	$4,865	$2,001	$1,983	$1,060	$36,218	$47,758	$47,622

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2006 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at September 30, 2006 was 8.4%.

     Market risk disclosures related to our outstanding debt as of December 31, 2005 were as follows:

	Years Ending December 31,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$6,816	$644	$704	$2,300	$4,077	$18,220	$32,761	$32,951

Variable-rate debt (LIBOR and prime based) (3)	143	154	24,371	1,282	1,245	27,659	54,854	54,854

Totals	$6,959	$798	$25,075	$3,582	$5,322	$45,879	$87,615	$87,805

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2005 was 6.5%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2005 was 6.4%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at September 30, 2006, the estimated fair value of our Retained Interests at September 30, 2006 would have decreased by approximately $1.9 million and $3.6 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2005, the estimated fair value of our Retained Interests at December 31, 2005 would have decreased by approximately $2.3 million and $4.5 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 31, 2005, our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares, which expired August 31, 2006. We did not purchase any shares during the third quarter of 2006.

ITEM 3. Defaults upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

A.	Exhibits

3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
*10.1		Fifth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2006.
*31.1		Section 302 Officer Certification — Chief Executive Officer
*31.2		Section 302 Officer Certification — Chief Financial Officer
**32.1		Section 906 Officer Certification — Chief Executive Officer
**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 11/9/2006	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date: 11/9/2006	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)