Form 10-K
period 2006-12-31
PMC COMMERCIAL TRUST /TX
filed 2007-03-15
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______ to ________
Commission File Number: 1-13610
PMC COMMERCIAL TRUST
(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17950 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of beneficial interest, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
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
YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2006 as reported on the American Stock Exchange, was approximately $121 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 2, 2007, the Registrant had outstanding 10,753,803 Common Shares of Beneficial Interest.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST
Form 10-K
For the Year Ended December 31, 2006

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
     We generate revenue primarily from the yield and other fee income earned on our investments. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans and to a lesser extent, property ownership. During the years ended December 31, 2006 and 2005, our total revenues were approximately $30.7 million and $25.1 million, respectively, and our net income was approximately $15.7 million and $11.3 million, respectively. See “Item 8. Consolidated Financial Statements and Supplementary Data” for additional financial information.
     In addition to loans originated by PMC Commercial, we also originate loans through our subsidiaries. Our wholly-owned lending subsidiaries are: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). PMCIC and Western Financial are small business investment companies (“SBICs”). These subsidiaries were acquired in the merger with PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, on February 29, 2004.
     First Western is currently a “Preferred Lender” nationwide, as designated by the SBA, and originates, sells and services small business loans throughout the continental United States. As a non-bank SBA 7(a) Program lender, First Western is able to originate loans on which a substantial portion of the loan (generally 75%) is guaranteed as to payment of principal and interest by the SBA. A market exists for the sale of the guaranteed portion of First Western’s loans and we receive cash premiums at the time of sale that approximate up to 10% of the principal amount of the loan sold. To the extent we are able to increase our volume of loans originated by our SBLC, there should be a corresponding increase in premiums received. In addition, due to the existence of the SBA guarantee, we are able to originate loans that would not typically meet our underwriting criteria due to the profitability of the loan including the premium received. See “Lending Activities – SBA Programs.”
     Our ability to generate interest income, as well as other loan related fees, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations and our ability to secure financing for our investment activities. The amount of income earned varies based on the volume of loans funded, the timing and amount of structured loan transactions, the volume of loans which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction versus non-construction), the interest rate on loans originated and the general level of interest rates.
     Generally, in order to fund new loans, we need to borrow funds or sell loans. From 1996 to 2003, our primary source of funds was structured loan transactions. In a structured loan transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for cash and a subordinate financial interest in that entity. If the SPE meets the definition of a qualifying special purpose entity (“QSPE”), we account for the transaction as a sale of our loans receivable; and as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Structured Loan Transactions.” Since the completion of our last securitization in October 2003, our working capital has been provided through credit facilities and the issuance of junior subordinated notes in March 2005.
     We have historically operated in two identifiable reportable segments: (1) the lending division, which originates loans to small businesses primarily in the hospitality industry and (2) the property division, which owns and operates certain of our hotel properties. As a result of sales of a majority of our hotel properties, at December 31, 2006, the lending division comprised approximately 98% of our total assets. See detailed financial information regarding our segments in “Item 8. Consolidated Financial Statements and Supplementary Data.”
LENDING ACTIVITIES
Overview
     Our lending division originates loans to small businesses, primarily in the hospitality industry. For the year ended December 31, 2006, total revenues and income from continuing operations of our lending division were approximately $28.5 million (approximately 93% of our total revenues) and $15.0 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”
     We are a national lender that primarily originates small business loans in the limited service sector of the hospitality industry. In addition to first liens on real estate of the related business, our loans are generally personally guaranteed by the principals of the entities obligated on the loans.
     We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from lawyers, accountants, real estate and loan brokers and existing borrowers. Payments are often made to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.
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

     Lodging demand in the United States appears to correlate to changes in the United States Gross Domestic Product (“U.S. GDP”), with typically a two to three quarter lag. Given the relatively strong U.S. GDP growth over the past several years, continued improvement in 2007 lodging demand has been predicted by industry analysts. Such improvement will be dependent upon several factors including: the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, including PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue to improve in 2007.
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
     We consider the underlying cash flow of the tenant or owner-occupant as well as more traditional real estate underwriting criteria such as:
•	The components and value of the borrower’s collateral (primarily real estate);

•	The ease with which the collateral can be liquidated;

•	The industry and competitive environment in which the borrower operates;

•	The financial strength of the guarantors;

•	The existence of any secondary repayment sources; and

•	The existence of a franchise relationship.
     Upon receipt of a completed loan application, our credit department conducts: (1) a detailed analysis of the potential loan, which typically includes an appraisal and a valuation by our credit department of the property that will collateralize the loan to ensure compliance with loan-to-value percentages, (2) a site inspection for real estate collateralized loans, (3) a review of the borrower’s business experience, (4) a review of the borrower’s credit history, and (5) an analysis of the borrower’s debt-service-coverage, debt-to-equity and other applicable ratios. All appraisals are performed by an approved, licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. We utilize nationwide independent appraisal firms and local market economic information to the extent available.
     We believe that our typical non SBA 7(a) Program loan is distinguished from those of some of our competitors by the following characteristics:
•	Substantial down payments are required. We usually require an initial down payment of not less than 20% of the value of the property which is collateral for the loan at the time of such loan. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the property which is collateral for the loan.

•	“Cash outs” are typically not permitted. Generally, we will not make a loan in an amount greater than the lesser of either the replacement cost of the property which is collateral for the loan or the current appraised value of the property which is collateral for the loan. For example, a hotel property may have been originally constructed for a cost of $2,000,000, with the owner/operator borrowing $1,600,000 of that amount. At the time of the borrower’s loan refinancing request, the property securing the loan is appraised at $4,000,000. Some of our competitors might loan from 70% to 90% or more of the new appraised value of the property and permit the owner/operator to receive a cash distribution from the proceeds. Generally, we would not permit this type of “cash-out” distribution.

•	The obligor is personally liable for the loan. We generally require the principals of the borrower to personally guarantee the loan.
     We are currently originating primarily variable-rate loans. Our variable-rate loans are based on (1) LIBOR or (2) the prime rate (primarily related to our SBA 7(a) Program). Many of our competitors are presently pricing fixed-rate loans based on a spread over the interest rate swap market. We are currently offering fixed-rate loans to borrowers at approximately 3.5% over the 5-year treasury rate and anticipate the maximum amount of fixed-rate loans we will originate under this program to be approximately $30.0 million. We are continually evaluating the feasibility of utilizing the swap market or interest rate caps to lock in a fixed cost of funds so that we can offer a more competitive fixed-rate product. Based on the current interest rate environment, these alternative sources of pricing are not viable for us since there is significant exposure of loss of capital in the event of loan liquidation or prepayment. To the extent we are able to use the swap market or interest rate caps to lock in a fixed cost of funds, we believe our originations of fixed-rate loans would increase. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Operating Overview and Economic Factors – Lending Division.”
     General information on our loans receivable, net, was as follows:

	At December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$127,931	75.6%	9.4%	$120,645	76.6%	8.3%
Fixed-rate	23,419	13.9%	8.8%	18,651	11.8%	9.4%
Variable rate — prime	17,831	10.5%	10.2%	18,278	11.6%	8.7%

Total	$169,181	100.0%	9.4%	$157,574	100.0%	8.5%

     Our variable-rate loans receivable generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans receivable generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.
Loan Activity
     The following table details our loan activity for the years indicated:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Loans receivable, net — beginning of year	$157,574	$128,234	$50,534	$71,992	$78,486
Loans originated	71,530	58,852	53,659	31,320	32,776
Loans acquired in the merger (1)	—	—	55,144	—	—
Principal collections (2)	(47,240)	(13,826)	(23,196)	(5,655)	(11,637)
Repayments of SBA 504 program loans (3)	(2,342)	(2,180)	(1,621)	(1,963)	(631)
Loans sold (4)	(6,373)	(7,785)	(6,222)	—	—
Loans transferred to AAL (5)	(3,730)	(5,657)	(2,115)	—	—
Structured loan sales (6)	—	—	—	(45,456)	(27,286)
Loan deemed to be repurchased from QSPE (7)	—	—	2,126	—	—
Other adjustments (8)	(238)	(64)	(75)	296	284

Loans receivable, net — end of year	$169,181	$157,574	$128,234	$50,534	$71,992

(1)	Represents the estimated fair value of loans acquired from PMC Capital in the merger.

(2)	Represents scheduled principal payments, maturities and prepayments.

(3)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.

(4)	Represents the guaranteed portion of SBA 7(a) Program loans sold through private placements to either dealers in government guaranteed loans or institutional investors.

(5)	Loans receivable on which the collateral was foreclosed upon and the assets were subsequently classified as assets acquired in liquidation (“AAL”).

(6)	Loans receivable which were sold as part of structured loan sale transactions.

(7)	Represents a loan receivable at its estimated fair value deemed to be repurchased from a QSPEs as a result of a delinquent loan on which we initiated foreclosure on the underlying collateral and were contractually allowed to repurchase from the QSPE.

(8)	Represents the change in loan loss reserves, discounts and deferred commitment fees.

Quarterly Loan Originations
     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
First Quarter	$17,630	$8,251	$6,609	$9,009	$6,346
Second Quarter	13,536	11,236	17,255	12,103	6,506
Third Quarter	5,710	15,010	14,998	5,557	10,044
Fourth Quarter	34,654	24,355	14,797	4,651	9,880

Total	$71,530	$58,852	$53,659	$31,320	$32,776

Loan Portfolio Statistics
     Information on our loans receivable, loans which have been sold (either to our QSPEs or secondary market sales of SBA 7(a) Program loans) and on which we have retained interests (the “Sold Loans”) and our loans receivable combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
	2006			2005
	Aggregate	Sold Loans	Loans	Aggregate	Sold Loans	Loans
	Portfolio	(1)	Receivable	Portfolio	(1)	Receivable
	(Dollars in thousands)
Portfolio outstanding (2)	$397,567	$227,874	$169,693	$447,220	$288,652	$158,568
Weighted average interest rate	9.5%	9.6%	9.4%	8.8%	8.9%	8.5%
Annualized average yield (3)	10.5%	10.1%	11.0%	9.4%	9.6%	8.9%
Weighted average contractual maturity (in years)	15.0	13.6	16.7	15.3	14.6	16.8
Impaired loans (4)	$5,415	$3,496	$1,919	$12,780	$5,558	$7,222
Hospitality industry concentration %	91.7%	90.0%	93.9%	91.5%	89.6%	94.9%
Texas concentration % (5)	24.7%	26.5%	22.3%	24.0%	28.9%	14.9%

(1)	In addition to loans of the QSPEs, includes secondary market sales of SBA 7(a) Program loans.

(2)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

(3)	The calculation of annualized average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average outstanding portfolio.

(4)	Includes loans on which the collection of the balance of principal and interest is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance (“Problem Loans”) and the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans,” and together with Problem Loans, “Impaired Loans”). We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

(5)	We also had a concentration of approximately 10.3% of loans receivable in Ohio at December 31, 2006. No other concentrations greater than or equal to 10% existed at December 31, 2006 for our loans receivable, Sold Loans or Aggregate Portfolio.

Industry Concentration
     The distribution of our loan portfolio by industry was as follows at December 31, 2006:

	Loans Receivable			Aggregate Portfolio
	Number		% of	Number		% of
	of		Total	of		Total
	Loans	Cost (1)	Cost	Loans	Cost (1)	Cost
	(Dollars in thousands)
Hotels and motels	161	$159,417	93.9%	311	$364,530	91.7%
Gasoline/service stations	16	6,638	3.9%	23	14,051	3.5%
Restaurants	15	1,219	0.7%	15	2,894	0.7%
Apartments/RV Parks	3	771	0.5%	7	4,532	1.1%
Retail, other	9	556	0.3%	9	1,601	0.4%
Services	10	364	0.2%	18	3,486	0.9%
Other	13	728	0.5%	16	6,473	1.7%

	227	$169,693	100.0%	399	$397,567	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.
SBA Programs
General
     We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:
•	We have an SBLC that originates loans through the SBA’s 7(a) Program;

•	We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios;

•	We have two licensed SBICs regulated under the Small Business Investment Act of 1958, as amended (“SBIA”). Our SBICs use long-term funds provided by the SBA, together with their own capital, to provide long-term collateralized loans to eligible small businesses, as defined under SBA regulations.
     Our regulated SBA subsidiaries are periodically examined and audited by the SBA to determine compliance with SBA regulations.
SBA 7(a) Program
     Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000 with such guarantees to an individual not exceeding $1.5 million. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (1) gross sales of the borrower cannot exceed $6.5 million, (2) liquid assets of the borrower and affiliates cannot exceed specified limits, and (3) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.5 million. Maximum maturities for SBA 7(a) Program loans are 25 years for real estate and between seven and 15 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable and other investments or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”
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
SBIC Program
     We originate loans to small businesses through our SBICs. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6 million for the most recent two fiscal years. An SBIC can issue debentures whose principal and interest is guaranteed to be paid to the debt holder in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually lower compared to alternative fixed-rate sources of funds available to us.
PROPERTY DIVISION
     We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. These properties were part of a sale and leaseback transaction with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements. AII filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) on June 22, 2005. AHI filed for bankruptcy protection under Chapter 11 on August 31, 2005.
     We commenced selling properties during 2000, and we began 2006 with 13 owned Amerihost Inns and two Amerihost Inns acquired in liquidation of loans for a total of 15 properties. On January 13, 2006, AII rejected the leases and turned over property operations to us. We sold 12 of these properties during the first half of 2006. Our property division owns and operates our limited service hospitality properties through third party management companies. For the year ended December 31, 2006, total revenues and loss from continuing operations of our property division were approximately $2.2 million (approximately 7% of our total revenues) and $1.3 million, respectively.
     At December 31, 2006, two of the three limited service hospitality properties that we own were included in our consolidated financial statements. We leased one of our three remaining hotel properties during the third quarter of 2006 and as a result of the lease structure, have deconsolidated the ownership and operations of the property. We are currently marketing to lease the remaining two properties. As a REIT, we cannot directly operate hotel properties; therefore, the properties are being operated by third party management companies.
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
     When a structured loan sale transaction is completed our ownership interests in the QSPEs are accounted for as retained interests in transferred assets (“Retained Interests”) and recorded at the present value of the estimated future cash flows to be received from the QSPE. The difference between (1) the carrying value of the loans receivable sold and (2) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constitutes the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net income in the period in which the transactions occur.
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
     As of December 31, 2006, the QSPEs consisted of:
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
     As a result of the merger, we acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”). We previously owned subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”). Even though we own 100% of the subordinate interest in each of the Joint Ventures, since a portion was obtained through acquisition, we recorded these investments separately. At the date of acquisition, the fair value of the Acquired Structured Loan Sale Transactions became our cost.
     In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Program.

Originated Structured Loan Sale Transactions
     Information relating to our Originated Structured Loan Sale Transactions was as follows:

	2000 Joint	2001 Joint	2002 Joint	2003 Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Transaction date	12/18/00	06/27/01	04/12/02	10/07/03
Principal amount of loans sold:
At time of sale	$55,675	$32,662	$27,286	$45,456
At December 31, 2006	$29,018	$9,161	$15,510	$25,480
Structured notes:
At time of sale	$49,550	$30,063	$24,557	$40,910
At December 31, 2006	$23,597	$6,562	$12,740	$22,182
Weighted average interest rate on loans (1):
At time of sale	9.63%	9.62%	9.23%	L+4.02%
At December 31, 2006	9.54%	9.70%	9.55%	L+4.02%
Required overcollateralization:
At time of sale (2)	11.0%	8.0%	10.0%	10.0%
At December 31, 2006 (3)	19.1%	28.5%	17.7%	17.8%
Interest rate on the structured notes payable (1)	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes (4)	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement (5)	6.0%	6.0%	6.0%	6.0%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).

(2)	The required overcollateralization percentage at time of sale represents the portion of our Sold Loans retained by the QSPEs whose value is included in Retained Interests.

(3)	The required overcollateralization percentage at December 31, 2006 was larger than the required overcollateralization percentage at time of sale since all principal payments received on the underlying loans receivable are paid to the noteholders.

(4)	Structured notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

(5)	The cash reserve requirement is 6% of the principal amount of loans outstanding. Transactions all have minimum reserve requirements of 2% of the principal balance sold at the time of the sale.

Acquired Structured Loan Sale Transactions
     Information relating to our Acquired Structured Loan Sale Transactions was as follows:

	1998	1999	2000 Joint	2001 Joint	2002 Joint	2003 Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal amount of loans sold:
At February 29, 2004	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
At December 31, 2006	$11,795	$15,060	$8,561	$17,931	$17,133	$38,631
Structured notes:
At February 29, 2004	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
At December 31, 2006	$11,757	$11,579	$5,860	$15,875	$12,877	$32,954
Weighted average interest rate on loans (1):
At February 29, 2004	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
At December 31, 2006	P+0.96%	9.07%	9.00%	9.67%	9.52%	L+4.02%
Required overcollateralization (2) (3):
At February 29, 2004	10.5%	12.0%	15.7%	10.6%	12.0%	10.2%
At December 31, 2006	10.5%	23.8%	31.9%	22.0%	25.2%	15.0%
Mortgage-backed security (4)	5.0%	—	—	—	—	—
Interest rate on structured notes (1)	P-1.00%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Rating of structured notes (5)	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement (6)	$1,329	$1,210	6.0%	6.0%	6.0%	6.0%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	The required overcollateralization percentage at February 29, 2004 represents the portion of our Sold Loans retained by the QSPEs whose value is included in Retained Interests.

(3)	For the majority of the Acquired Structured Loan Sale Transactions, the required overcollateralization percentage at December 31, 2006 was larger than the required overcollateralization percentage at February 29, 2004 since all principal payments received on the underlying loans receivable are paid to the noteholders.

(4)	Owned by PMC Commercial.

(5)	Structured notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

(6)	The cash reserve requirement is generally 6% of the principal amount of loans outstanding. Transactions all have minimum reserve requirements of 2% of the principal balance sold at the time of the sale. The 1998 Partnership and the 1999 Partnership are currently at their minimum requirements.
Retained Interests
     As a result of our structured loan sale transactions, we have Retained Interests representing our residual interest in the loans sold to the QSPEs. When we securitize loans, we are required to recognize Retained Interests, which represent our right to receive net future cash flows, at their fair value. Our Retained Interests consist of (1) the required overcollateralization, which is the retention of a portion of each of the Sold Loans, (2) the reserve fund, which represents the required cash balance owned by the QSPE and (3) the interest-only strip receivable, which represents the future excess funds to be generated by the QSPE after payment of all obligations of the QSPE. Our Retained Interests are subject to credit, prepayment and interest rate risks. The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the QSPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of Retained Interests is either included in our statement of income as either a permanent impairment (if there is a reduction in expected future cash flows) or on the balance sheet in beneficiaries’ equity as an unrealized loss.
     We retain a portion of the default and prepayment risk associated with the underlying loans of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our

Retained Interests will vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances. See “Item 1A – Risk Factors – Investments General – There is no market for our Retained Interests and the value is volatile.”
     In accordance with generally accepted accounting principles, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2006 and 2005, our consolidated balance sheets do not include $207.7 million and $276.1 million in assets, respectively, and $156.5 million and $220.8 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2006, the partners’ capital of the QSPEs was approximately $51.2 million compared to the estimated value of the associated Retained Interests of approximately $55.1 million.
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
     PMC Commercial may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. REITs are subject to a number of organizational and operational requirements under the Code. See “Item 1A – Risk Factors – REIT Related Risks” for additional tax status information.
EMPLOYEES
     We employed 45 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2006. In addition, we have employment agreements with our executive officers. Annual base salary during the terms of the contracts does not exceed $375,000 for any one individual. Our operations are conducted from our Dallas, Texas office. We believe the relationship with our employees is good.
COMPETITION
     In originating loans we compete with other specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans. Many of these competitors have greater financial and managerial resources than us, are able to provide services we are not able to provide (i.e., depository services), and may be better able to withstand the impact of economic downturns than we are. In addition, the yield curve combined with increased competition has caused margin compression.
     Fixed-rate lending: As a result of the prolonged period in which the yield curve has been inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where it is no longer economically viable for us to compete for fixed-rate loans. In addition, the market has changed where borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. Local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current sources of funds. Consequently, we are currently predominately committing to loans with a variable rate.
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
SECURITIES EXCHANGE ACT REPORTS
     The Company maintains an internet site at the following address: www.pmctrust.com. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K.
     We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
     Our net income depends on our ability to originate loans at favorable spreads over our borrowing costs. In originating loans, we compete with other specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our borrowing costs, which would harm our results of operations and consequently, our ability to continue paying dividends at current levels.
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

     As a result of our current dependence on variable-rate loans, our interest income will be reduced during low interest rate environments. To the extent that LIBOR or the prime rate decreases from current levels, interest income on our currently outstanding loans receivable will decline.
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
     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets. If a ready market existed for our Retained Interests, the value would be different and the difference may be significant.
     The following is a sensitivity analysis of our Retained Interests as of December 31, 2006 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$54,157	($1,567)
Losses increase by 100 basis points per annum (2)	$52,583	($3,141)
Rate of prepayment increases by 5% per annum (3)	$55,136	($ 588)
Rate of prepayment increases by 10% per annum (3)	$54,709	($1,015)
Discount rates increase by 100 basis points	$54,127	($1,597)
Discount rates increase by 200 basis points	$52,595	($3,129)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
     Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2006, our loans receivable were approximately 94% concentrated in the hospitality industry and approximately 94% of the loans sold to our QSPEs were concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including terrorism, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
     At December 31, 2006, approximately 22% of our loans receivable were collateralized by properties in Texas, approximately 10% were collateralized by properties in Ohio and approximately 24% of the loans sold to our QSPEs were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, loans sold to our QSPEs or Aggregate Portfolio at December 31, 2006. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.
We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.
     Our prepayment activity has increased. Prepayment activity on our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or expiration of prepayment fees. In addition, prepayment activity for our aggregate variable-rate loans has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed-rate interest rates being lower than the current interest rate on their loan and/or concerns of possible rising interest rates.
     The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. During decreasing interest rate environments and when competition is greater, prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. For prepayments on variable-rate loans, if the spread we charge over LIBOR or the prime rate were to decrease, the lower interest rates we would receive on these new loans receivable would have an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.
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
The market for structured loan transactions may decline, which would decrease the availability of, and/or increase the cost of, working capital and negatively affect the potential for growth.
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
     Several factors may impact the hospitality industry. Many of the businesses to which we have made, or will make, loans may be susceptible to economic slowdowns or recessions. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Terrorism, bankruptcies or other political or geopolitical events could negatively affect our borrowers. Our non-performing assets are likely to increase during these periods. These conditions could lead to losses in our portfolio and a decrease in our interest income, net income and assets.
     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. A significant portion of the limited service hospitality properties collateralizing our loans are located on interstate highways. When gas prices sharply increase, occupancy rates for properties located on interstate highways may decrease. These factors may cause a reduction in revenue per available room. If revenue for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase.
     Many of our competitors have greater financial and managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). As a result of these competitors’ size and diversified income resources, they may be better able to withstand the impact of economic downturns.
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
     Regarding our owned properties, under various Federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be considered liable for the costs of remediating or removing hazardous substances found on its property, regardless of whether or not the property owner or operator was responsible for its presence. Such liability may be imposed by the Environmental Protection Agency or any state or local government authority regardless of fault. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and the liability under some environmental laws related to contaminated sites can be imposed retroactively, may be on a joint and several basis and could be material to our financial statements or results of operations.
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
REIT Related Risks
Failure to qualify as a REIT would subject PMC Commercial to U.S. Federal income tax.
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
     In order for PMC Commercial to qualify as a REIT, no more than 50% in value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.
     To preserve PMC Commercial’s REIT status, our declaration of trust generally prohibits any shareholder from directly or indirectly owning more than 9.8% of any class or series of our outstanding common shares or preferred shares without specific waiver from our Board of Trust Managers. The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
     We have paid out, and intend to continue to pay out, our REIT taxable income to shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid Federal corporate income tax.
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
     Our taxable REIT subsidiaries are PMCIC, First Western, PMC Funding Corp. and PMC Properties, Inc. (“PMC Properties”). PMC Funding Corp. holds assets on our behalf. PMC Properties is the operator, through third party management companies, of our hotel properties.
     Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 20% of the value of our total assets (including our taxable REIT subsidiary stock and securities). In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
Hotel Property Ownership Risks
We are dependent on third party management for the operation and management of our hotel properties and we are subject to operating risks of hotel properties.
     We are dependent upon third party managers to operate and manage our hotel properties. As a REIT, PMC Commercial cannot directly operate the hotel properties. The operating results of our hotel properties are subject to a variety of risks which could negatively impact their cash flows.
     We are incurring costs including holding costs and operating costs until the remaining two properties are leased. There can be no assurance that we will be able to find new tenants for our hotel properties or negotiate to receive the same amount of historical lease income.
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
     We may be required to replace furniture, fixtures and equipment or to make other capital improvements or renovations to the hotel properties which could affect our liquidity. We could also need periodic capital improvements to comply with standards associated with any flag under franchise agreements. These capital improvements may cause a disruption of operations and potential lost room revenue to the extent not covered by insurance and/or a reduction of return on our investment in these hotel properties.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.

Item 2. PROPERTIES
     We lease office space for our corporate headquarters in Dallas, Texas under an operating lease which expires in October 2011.
     At December 31, 2006, two of the three limited service hospitality properties that we own were included in our consolidated financial statements. Of our consolidated properties, one property is located in Illinois and one is in Ohio. The Illinois property has 60 rooms and was built in 1995. The Ohio property has 79 rooms and was built in 1990. We are currently marketing to lease these two properties. The remaining property owned by our unconsolidated subsidiary is located in Indiana, was built in 1992 and has 60 rooms.
Item 3. LEGAL PROCEEDINGS
     In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share
December 31, 2006	$15.43	$13.65	$0.30	$0.10
September 30, 2006	$14.72	$12.68	$0.30	—
June 30, 2006	$13.59	$12.40	$0.30	—
March 31, 2006	$13.80	$12.19	$0.30	—

December 31, 2005	$13.48	$11.26	$0.30	—
September 30, 2005	$13.67	$11.30	$0.30	—
June 30, 2005	$15.44	$12.80	$0.30	—
March 31, 2005	$15.65	$14.64	$0.35	—

December 31, 2004	$15.98	$14.40	$0.34	—
September 30, 2004	$15.44	$14.00	$0.34	—
June 30, 2004	$15.55	$13.03	$0.34	—
March 31, 2004	$17.20	$14.77	$0.38	—
     On March 2, 2007, there were approximately 1,250 holders of record of Common Shares and the last reported sales price of the Common Shares was $14.87.
     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors in determining dividend policy including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. We anticipate, as a result of earnings from our core business and gains generated on our property sales, that we will maintain our current regular quarterly dividend of $0.30 per share through the end of 2007.
     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments. See “Selected Consolidated Financial Data” in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 and “Consolidated Financial Statements and Supplementary Data” in Item 8 for additional information concerning dividends.
     We have not had any sales of unregistered securities during the last three years.
     See Item 12 in this Form 10-K for information regarding our equity compensation plans.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2006. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2006	2005	2004 (1)	2003	2002
	(In thousands, except per share information)
Total revenues	$30,677	$25,099	$20,916	$9,983	$11,212
Income from continuing operations (2)	$13,648	$9,378	$9,923	$4,763	$6,194
Discontinued operations (2)	$2,036	$1,919	$3,265	$2,700	$3,180
Gain on sale of loans receivable	$—	$—	$—	$711	$562
Extraordinary item: negative goodwill	$—	$—	$11,593	$—	$—
Net income	$15,684	$11,297	$24,781	$8,174	$9,936

Basic weighted average common shares outstanding	10,748	10,874	10,134	6,448	6,444
Basic and diluted earnings per common share:
Income from continuing operations and gain on sale of loans receivable (2)	$1.27	$0.86	$0.98	$0.85	$1.05
Extraordinary item: negative goodwill	$—	$—	$1.14	$—	$—
Net income	$1.46	$1.04	$2.44	$1.27	$1.54
Dividends declared, common	$13,975	$13,569	$14,140	$9,932	$10,440
Dividends per common share	$1.30	$1.25	$1.40	$1.54	$1.62

	At December 31,
	2006	2005	2004 (1)	2003	2002
	(In thousands)
Loans receivable, net	$169,181	$157,574	$128,234	$50,534	$71,992
Retained Interests	$55,724	$62,991	$70,523	$30,798	$23,532
Real estate investments, net	$4,414	$8,080	$36,223	$41,205	$44,928
Real estate investments, held for sale, net	$—	$15,470	$1,859	$2,134	$1,877
Total assets	$240,404	$259,192	$253,840	$131,736	$149,698
Debt	$64,841	$84,040	$75,349	$33,380	$48,491
Redeemable preferred stock of subsidiary	$3,668	$3,575	$3,488	$—	$—

(1)	On February 29, 2004, we merged with PMC Capital. Primarily as a result of the merger, total beneficiaries’ equity and total assets increased. The merger also resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed.

(2)	Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, gains and losses on property sales are classified within discontinued operations subsequent to the adoption. In addition, the operations of our hotel properties sold subsequent to January 1, 2002 have been reflected as discontinued operations in our accompanying statements of income and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during all periods presented above.

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
     Our revenues have historically included the following:
•	Interest earned on our loans receivable;

•	Lease and operating income on our hotel properties;

•	Income on our Retained Interests; and

•	Other related loan fees, including servicing fees, late fees, prepayment fees, assumption fees and construction monitoring fees.
     Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on the volume of loans funded, the timing and amount of structured loan transactions, the volume of loans receivable which prepay, the mix of loans (construction versus non-construction), the interest rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of this Form 10-K.
EXECUTIVE SUMMARY
Lending
     During 2006, our loan originations were approximately $71.5 million, of which approximately $19.8 million were originated in connection with sales of our Amerihost hotel properties and assets acquired in liquidation. While we were able to originate our highest quarterly loan volume in our history during the fourth quarter of 2006, we continue to be faced with many challenges in 2007.
     The competitive marketing challenges that we are facing have impacted our financial position through the significant amount of prepayments of our outstanding portfolio and are expected to impact future operating results. These challenges include:
•	The loan products we offer do not include a competitive fixed-rate loan product and our volume of origination for variable-rate loans has diminished as many potential customers have sought a fixed-rate loan product;

•	The margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed;

•	Prepayments have been at all time highs and caused significant reductions in both our serviced and retained portfolios;

•	The differential between short-term interest rates (the prime rate is currently 8.25%) and long-term interest rates (5-year treasury rates are approximately 4.7%) has resulted in fixed-rate loans being more attractive than higher priced variable-rate loans; and

•	An inverse/flat yield curve has eliminated the premium we historically achieved for providing a longer term (typically 20 years) fully amortizing loan.
     As a result of these loan origination challenges and our goal to expand our portfolio, we are exploring additional investment opportunities. We expect to identify and invest in opportunities in the real estate market that are natural additions to supplement our core business. Currently, we are evaluating investments including, but not limited to, ownership of office buildings, retail centers, office warehouses and other real estate, convenience and service stations, restaurants, joint venture ownership of hotels and acquisitions of real estate related businesses. We are also evaluating opportunities with banks (or internet banks) which may provide alternative and/or lower costs of funds that will allow us to lend against real estate collateral. In order to finance these investments, we anticipate utilization of our credit facilities. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current levels. However, we anticipate, that as a result of earnings from our core business and gains generated on our property sales, that we will maintain our current regular quarterly dividend of $0.30 per share through the end of 2007.
     We also anticipate expansion of our Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). Our wholly-owned subsidiary, First Western SBLC, Inc. (“First Western”), is licensed as a small business lending company that originates loans through the SBA 7(a) Program. First Western is a “Preferred Lender” nationwide, as designated by the SBA. This Preferred Lender status should shorten the time period necessary to originate SBA 7(a) Program loans. While we anticipate that as a result of this change, our originations under the SBA 7(a) Program will increase, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. We recently expanded our marketing initiatives for origination of SBA 7(a) Program loans and anticipate increased volume as a result.
Competition
     The number of lenders who compete with us for limited service hospitality loans has increased and many of these competitors have a lower cost of funds and are therefore able to offer rates below what we can offer. The yield curve combined with increased competition has caused margin compression.
     Fixed-rate lending: As a result of the prolonged period in which the yield curve has been inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where it is no longer economically viable for us to compete for fixed-rate loans. In addition, the market has changed where borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. Local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current sources of funds. Consequently, we are currently predominately committing to loans with a variable rate.
     If we reduce our rates in order to originate fixed-rate loans, it is likely that the spread on our next fixed-rate securitization would be significantly lower than we have historically achieved on our fixed-rate securitizations. In addition, there is a risk that during the interim period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, we would be negatively affected by interest rate spread compression. We continue to actively pursue alternative sources of funds and evaluate interest rate hedges to reduce our cost of funds and/or reduce interest rate risk, which may allow us to originate fixed-rate loans at more competitive rates.
     Variable-rate lending: Due to increased competition from variable-rate lenders, our margins for variable-rate loans have also contracted. Whereas historically we originated variable-rate loans at 3.5% to 4.5% over LIBOR, currently we are offering rates between 3.0% to 4.0% over LIBOR.
     In addition, as a result of our weighted average spread over LIBOR being reduced on our variable-rate loan originations, we anticipate that the spread between the interest rate on new loan originations and the cost of funds may be less than the spread of 2.77% on our variable-rate securitization completed during 2003.
Prepayments
     During 2006, we experienced significant prepayment activity. Prepayments of our retained portfolio were approximately $40.7 million during 2006 compared to approximately $9.4 million during 2005. In addition, during 2006 we had prepayments of approximately $46.8 million in loans sold as part of securitizations compared to approximately $31.7 million during 2005. This increased activity is primarily a result of competitors providing refinance opportunities for our borrowers combined with the effect of the reduction or expiration of our prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). We believe that we will continue to see high levels of prepayment activity during 2007. During January and February 2007, prepayments of our retained portfolio and our loans sold as part of securitizations were approximately $7.6 million and $10.8 million, respectively.
Property Ownership
     We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. In June 2005, Arlington Inns, Inc. (“AII”) filed for bankruptcy protection. This was followed in August 2005 with the bankruptcy filing of Arlington Hospitality, Inc. (“AHI” and together with AII, “Arlington”), the parent of AII and the guarantor of all lease obligations.
     We commenced selling properties during 2000, and we began 2006 with 13 owned Amerihost Inns and two Amerihost Inns acquired in liquidation of loans for a total of 15 properties. On January 13, 2006, AII rejected the leases and turned over property operations to us. We sold 12 of these properties during the first half of 2006.
     At December 31, 2006, two of the three hotel properties that we own were included in our consolidated financial statements. As a REIT, PMC Commercial cannot directly operate these properties; therefore, we are dependent upon third party management companies to operate and manage our hotel properties. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease.
     One hotel property is owned by our non-consolidated subsidiary and was leased effective September 29, 2006. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011, or earlier if certain events occur. Due to the nature of the lease, the subsidiary that owns the hotel property is no longer consolidated in our financial statements and the equity method is used to account for our investment in the subsidiary effective September 29, 2006. We are currently marketing to lease the remaining two properties.
     We have significant outstanding claims against Arlington’s bankruptcy estate. Based on information provided through the bankruptcy proceedings and an estimate of net cash proceeds available to the unsecured creditors, we recorded impairments on these claims during 2005 and 2006 and valued those claims at approximately $0.6 million at December 31, 2006. Arlington has objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the leases and the Master Lease Agreement. Although the value of our claims against Arlington is significantly higher than Arlington’s claims against us, there is no assurance that we will collect our claims from Arlington nor is there any assurance we will not be required to make payments to the bankruptcy estate in connection with Arlington’s initiated claim.
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
Lending Division
     Loans originated during 2006 were $71.5 million (of which approximately $19.8 million were originated in conjunction with sales of our Amerihost hotel properties and assets acquired in liquidation) which is greater than the $58.9 million of loans we originated during 2005. We currently anticipate loan originations to be between $55 million and $70 million during 2007. At December 31, 2006 and 2005, our outstanding commitments to fund new loans were approximately $32.6 million and $50.5 million, respectively. The majority of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds.
     Several key factors (as described both in “Executive Summary” and in more detail below) that affect our estimates of future loan originations are as follows:
•	our current inability to originate fixed-rate loans with an adequate spread;

•	borrowers looking to fix their cost of capital (borrow at fixed rates);

•	uncertainty as to the cost of funds of future securitizations; and

•	increased competition from local banks and other lenders, who are willing to lend at lower rates.

     We believe that in this interest rate environment borrowers are looking predominately for fixed-rate loans; however, to the extent we originate fixed-rate loans, we have potential exposure to interest rate risk. Local bank competitors offer, among other things, five-year fixed-rate loans with rates that are below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4.00% over the 10-year treasury rate in order to provide us with what management believed was a reasonable spread. With the 10-year treasury rate at approximately 4.7%, historically the rate we needed to obtain was approximately 8.50% to 8.75% for a quality loan with a 20-year amortization and maturity. The local banks currently offer a five-year maturity, 20-year amortization loan at approximately 7.25% to 8.00%. Management believes that the difference between our competitor’s fixed rate products and our variable-rate products is causing a greater percentage of borrowers to take on the refinancing risk that rates will not rise significantly or be unavailable in five years and they are therefore accepting refinancing with our competitor’s mini-perm loans. Many of our competitors are presently pricing fixed-rate loans based on a spread over the interest rate swap market. We are currently offering fixed-rate loans to borrowers at approximately 3.5% over 5-year treasury rates and anticipate the maximum amount of fixed-rate loans we will originate under this program to be approximately $30.0 million. We are continually evaluating the feasibility of utilizing the swap market or interest rate caps to lock in a fixed cost of funds so that we can offer a more competitive fixed-rate product. Based on the current interest rate environment, these alternative sources of pricing are not viable for us since there is significant exposure of loss of capital in the event of loan liquidation or prepayment. To the extent we are able to use the swap market or interest rate caps to lock in a fixed cost of funds, we believe our originations of fixed-rate loans would increase.
     The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread.”) In general, a significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. See “Executive Summary.” In addition, the weighted average spread over LIBOR for our variable-rate loans has decreased to 4.0% at December 31, 2006 from 4.2% at December 31, 2005.
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
Lodging Industry
     Lodging demand in the United States appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. Given the relatively strong U.S. GDP growth over the past several years, continued improvement in 2007 lodging demand has been predicted by industry analysts. Such improvement will be dependent upon several factors including the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, including PricewaterhouseCoopers LLP, have published reports that predict the industry’s results will continue to improve in 2007.
PORTFOLIO INFORMATION
Lending Activities
General
     Our lending activities consist primarily of originating loans to borrowers who operate properties in the hospitality industry.

     Loans originated and principal repayments of our loans receivable were as follows:

	Years Ended
	December 31,
	2006	2005
	(In millions)
Loan Originations:
Commercial mortgage loans	$36.9	$35.9
SBA 7(a) Program loans	8.5	10.7
Loans originated in connection with sale of assets acquired in liquidation and hotel properties	19.8	8.5
SBA 504 program loans (1)	6.3	3.8

Total loans originated	$71.5	$58.9

Principal Repayments:
Prepayments	$40.7	$9.4
Proceeds from the sale of SBA 7(a) guaranteed loans	6.4	7.8
Scheduled principal payments	5.3	3.8
Balloon maturities or SBA 504 program loans	3.6	2.8

Total principal repayments	$56.0	$23.8

(1)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.
     At December 31, 2006, approximately $145.8 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Program) with a weighted average interest rate of approximately 9.5%. The spread that we charge over LIBOR generally ranges from 3.0% to 4.0% and the spread we charge over the prime rate generally ranges from 1.25% to 2.50%. The LIBOR and prime rate used in determining interest rates during the first quarter of 2007 (set on January 1, 2007) was 5.36% and 8.25%, respectively. Changes in LIBOR or the prime rate will have an impact on our interest income from our variable-rate loans receivable. In addition, at December 31, 2006, approximately $23.4 million of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 8.8%. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”
Prepayment Activity
     Our prepayment activity has increased. Prepayment activity for our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or expiration of prepayment fees. Prepayment activity for our aggregate variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed-rate interest rates being lower than the current interest rate on their loan and/or concerns of possible rising interest rates. We believe that we will continue to see prepayment activity at these higher levels during 2007.
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
     When loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of Sold Loans will have an impact on our financial condition and results of operations. Prepayments of Sold Loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of Sold Loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. Many of the prepayment fees for our aggregate fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. For our aggregate fixed-rate loans receivable, these fees are generally greater for those loans with higher interest rates although the prepayment fees also decline as the loans get closer to their maturity. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for our aggregate variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibition have expired are generally not significant. For our loans receivable, the proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.
     Our SBLC sells the guaranteed portion of most of its originated loans through private placements. These sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consist only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests. In addition, loans originated under the SBA 7(a) Program do not have prepayment fees which are retained by us.
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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	At December 31,
	2006	2005
	(Dollars in thousands)
Problem Loans:
Loans receivable	$1,887	$1,587
Sold loans of QSPEs (1)	—	—

	$1,887	$1,587

Special Mention Loans:
Loans receivable (2)	$32	$5,635
Sold loans of QSPEs (1)	3,496	5,558

	$3,528	$11,193

Percentage Problem Loans:
Loans receivable	1.1%	1.0%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	—	3.6%
Sold loans of QSPEs (1)	1.9%	2.3%

(1)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

(2)	During 2005, amounts include two loans collateralized by limited service hospitality properties with an estimated fair value of approximately $3.3 million related to the Arlington bankruptcy which were liquidated during January 2006 and reclassified to assets acquired in liquidation. We sold these assets acquired in liquidation during 2006 with no resulting losses.
     At December 31, 2006 and 2005, we had reserves of approximately $63,000 and $427,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.11% and 0.24% during 2006 and 2005, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial. The decrease in our total Impaired Loans from 2005 to 2006 is due primarily to foreclosure of the underlying collateral of three limited service hospitality properties, repayment in full and assumption of certain loans and improved performance of a sold loan which is no longer considered to be an Impaired Loan.
Retained Interests
     At December 31, 2006 and 2005, the estimated fair value of our Retained Interests was approximately $55.7 million and $63.0 million, respectively. As a result of our structured loan sale transactions, we have Retained Interests representing the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the Sold Loans (the “required overcollateralization”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.
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
     The net unrealized appreciation on our Retained Interests at December 31, 2006 and 2005 was approximately $3.3 million and $4.5 million, respectively. The primary reason for the decrease in unrealized appreciation on our Retained Interests was prepayments. Any appreciation of our Retained Interests is included on our consolidated balance sheets in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions. Any unrealized appreciation of our Retained Interests will be recognized as income over the estimated remaining life of the Retained Interests through a higher effective yield.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our Board of Trust Managers, and the audit committee has reviewed the disclosures relating to these policies and estimates included in this annual report.
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
     At December 31, 2006 and 2005, we had reserves of approximately $63,000 and $427,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.11% and 0.24% during 2006 and 2005, respectively.
     The limited service hospitality industry experienced difficult operating periods from 2001 through 2003;

however, this trend reversed with subsequent years experiencing positive trends. In addition, theses positive trends are expected to continue during 2007. This positive trend along with our experience with liquidations of properties underlying impaired loans and the knowledge gained from such liquidations has benefited us in achieving lower losses from loan liquidations. As a result, our reserves have decreased. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
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
     The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the QSPEs. This valuation is our most volatile critical accounting estimate since it is dependent upon estimates of future cash flows that are based on the performance of the underlying loans receivable and estimates of discount rates. Prepayments or losses in excess of estimates will cause unrealized depreciation and ultimately permanent impairments. The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses either occur quicker, or in amounts greater than expected, the fair value of the Retained Interests will decline and total income in future periods would be reduced. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect. If prepayments occur slower than anticipated, or future loan losses are either slower than or less than expected, cash flows would exceed estimated amounts, the estimated fair value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. Over the past three years, there has been no significant change in the methodology employed in valuing these assets. The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream. Purchasers of these types of investments may utilize different discount rates in determining the fair value of the estimated future cash flows.
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

     Constant prepayment rates and aggregate losses assumed were as follows for our Originated Structured Loan Sale Transactions (“Originated”) and Acquired Structured Loan Sale Transactions (“Acquired”):

	Constant Prepayment Rate		Aggregate Losses Assumed
	At December 31,		At December 31,
	2006	2005	2006	2005
Originated:
2000 Joint Venture	18.0%	11.0%	1.45%	2.74%
2001 Joint Venture	18.0%	12.0%	—	2.63%
2002 Joint Venture	18.0%	12.0%	1.42%	3.72%
2003 Joint Venture	16.0%	12.0%	1.36%	2.51%

Acquired:
Secondary Market Sales (1)	20.0%	20.0%	—	—
1998 Partnership	16.0%	12.5%	1.71%	3.12%
1999 Partnership	18.0%	14.0%	1.82%	2.43%
2000 Joint Venture	18.0%	14.0%	1.39%	3.28%
2001 Joint Venture	18.0%	12.0%	1.20%	2.06%
2002 Joint Venture	18.0%	12.0%	1.79%	2.68%
2003 Joint Venture	16.0%	12.0%	1.48%	2.77%

(1)	There are no losses assumed on Secondary Market Sales as the SBA has guaranteed payment of principal on these loans.
     Constant prepayment rates have generally increased from 2005 to 2006 primarily due to increased historical prepayments and the anticipated continuation of high levels of prepayments due to increased competition and the reduction or expiration of prepayment fees in a significant portion of the underlying portfolio.
     Aggregate losses assumed have generally decreased from December 31, 2005 to December 31, 2006 primarily based on decreased portfolio outstanding, historical losses being significantly below original estimates and the continued positive performance of our securitized loans and the limited service hospitality industry.
     Discount rates utilized from December 31, 2005 to December 31, 2006 have increased by approximately 20 basis points (0.20%) due primarily to rising interest rates.
     The following is a sensitivity analysis of our Retained Interests as of December 31, 2006 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$54,157	($1,567)
Losses increase by 100 basis points per annum (2)	$52,583	($3,141)
Rate of prepayment increases by 5% per annum (3)	$55,136	($ 588)
Rate of prepayment increases by 10% per annum (3)	$54,709	($1,015)
Discount rates increase by 100 basis points	$54,127	($1,597)
Discount rates increase by 200 basis points	$52,595	($3,129)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.

(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.

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
Valuation of Rent and Related Receivables
     At December 31, 2006, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,747,000 before reserves. As a result of the uncertainty of collection, our claim in the Arlington bankruptcy is well in excess of our recorded investment in the Arlington Claims.
     We performed an analysis of our anticipated future proceeds related to the Arlington bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of $1,255,000 during 2005. We recorded additional allowances of $925,000 during 2006. Accordingly, our net recorded investment was $567,000 at December 31, 2006. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.
Valuation of Real Estate Investments
     At December 31, 2006, two of the three hotel properties that we own were included in our consolidated financial statements. As these properties have mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. We are currently marketing to lease these two properties.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets,” (“SFAS No. 144”) our hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We consider each hotel property to be an identifiable component of our business. In accordance with SFAS No. 144, we do not consider hotels as “held for sale” until it is probable that the sale will be completed within one year. The determination of “held for sale” status is assessed based on all available facts and circumstances, including management’s intent and ability to eliminate the cash flows of the property from the Company’s operations and management’s intent and ability not to have significant continuing involvement in the operations of the property.
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
     When originating a loan receivable, we generally charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
     For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase. For performing loans, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
     For loans originated under the SBA 7(a) Program, when we sell the SBA guaranteed portion of the loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is determined on a relative fair value basis and is recorded as a reduction in basis of the retained portion of the loan rather than premium income. The Retained Loan Discount is amortized to interest income over the life of the underlying loan using the effective interest method unless the underlying loan receivable is prepaid or sold.
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
Lease Income
     Lease income consists primarily of base rent on our properties and when applicable, straight-line rental income. We record lease income on a straight-line basis (when applicable) over the estimated lease term to the extent collectibility is reasonably assured.
RESULTS OF OPERATIONS
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Overview
     Our income from continuing operations increased by $4,270,000 to $13,648,000 ($1.27 per share) during 2006 from $9,378,000 ($0.86 per share) during 2005. The lending division’s income from continuing operations increased to $14,977,000 during 2006 from $11,807,000 during 2005. Our property division’s loss from continuing operations decreased to $1,329,000 during 2006 from $2,429,000 during 2005. As described in more detail below, significant changes between these periods were:
•	An increase in interest income of $3,882,000 due primarily to increases in variable interest rates and our weighted average loans outstanding;

•	A gain from early extinguishment of debt of $563,000 resulting from the repayment of $7,310,000 of debentures with unamortized premiums; and

•	An increase in other income of $535,000 due primarily to prepayment fees received; partially offset by

•	An increase in interest expense of $747,000 due primarily to increases in variable interest rates and borrowings under our conduit facility, and

•	A net decrease in hotel property related income of $385,000 as a result of the rejection in January 2006 of our hotel property leases by our tenant and the subsequent operation of the properties by third party management companies.
     Discontinued operations increased by $117,000 to $2,036,000 ($0.19 per share) during 2006 from $1,919,000 ($0.18 per share) during 2005. As described in more detail below, significant changes between these periods were:
•	Impairment losses decreased by $1,680,000; partially offset by

•	Net gains on property sales decreased by $192,000; and

•	Net earnings from our hotel properties decreased by $1,371,000.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
     Interest income consisted of the following:

	Years Ended December 31,
	2006	2005	Increase
	(In thousands)
Interest income — loans	$14,781	$11,106	$3,675
Accretion of loan fees and discounts	437	297	140
Interest income — idle funds	242	175	67

	$15,460	$11,578	$3,882

     The increase in interest income – loans was primarily attributable to increases in (1) variable interest rates (both prime and LIBOR) and (2) our weighted average loans receivable outstanding of $18.7 million (14%) to $155.6 million during 2006 from $136.9 million during 2005. The weighted average LIBOR and prime rate used in the determination of interest rates charged to our borrowers increased by approximately 180 basis points and 190 basis points, respectively from 2005 to 2006. Our weighted average interest rate increased from 8.5% at December 31, 2005 to 9.4% at December 31, 2006. As of December 31, 2006, approximately 86% of our loans receivable had variable interest rates.
     Income from Retained Interests decreased $68,000 primarily due to (1) a decrease in the weighted average balance of our Retained Interests outstanding of $6.9 million to $58.3 million during 2006 compared to $65.2 million during 2005 and (2) a decrease in unanticipated prepayment fees of $242,000. Partially offsetting these decreases was an increase in accretion income primarily due to an increase in anticipated future cash flows resulting mainly from a reduction in future anticipated losses. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 14.1% during 2006 from 13.8% during 2005. Excluding the impact of permanent impairments, the yield on our Retained Interests increased to 16.1% during 2006 from 14.5% during 2005.

     Other income consisted of the following:

	Years Ended
	December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)
Prepayment fees	$1,653	$590	$1,063
Servicing income	1,025	1,222	(197)
Premium income	499	618	(119)
Other loan related income	403	646	(243)
Equity in earnings of unconsolidated subsidiaries	76	45	31

	$3,656	$3,121	$535

     Prepayment activity has remained at high levels and we believe that we will continue to see prepayment activity at these higher levels during 2007. Prepayment activity for our fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the effect of the reduction or expiration of prepayment fees. In addition, prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. To the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans.
     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, until we complete our next securitization, they will decrease over time as scheduled principal payments and prepayments occur.
     Premium income results from the sale of First Western’s loans into the secondary market. We sold 14 loans during both 2006 and 2005 and collected cash premiums of $615,000 and $700,000 during 2006 and 2005, respectively. Effective in May 2006, First Western is a Preferred Lender nationwide. In addition, we recently expanded our marketing initiatives for origination of SBA 7(a) Program loans. As a result, we anticipate that our originations under the SBA 7(a) Program should increase; however, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.
     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees primarily represent one-time increases in our other income when collected and/or earned. Other loan related income decreased from 2005 to 2006 primarily due to a decrease in assumption fees.

Interest Expense
     Interest expense consisted of the following:

	Years Ended
	December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)
Junior subordinated notes	$2,318	$1,497	$821
Conduit facility	1,383	724	659
Debentures payable	813	971	(158)
Mortgages on hotel properties	304	346	(42)
Structured notes	201	451	(250)
Revolving credit facility	125	214	(89)
Uncollateralized notes payable	—	223	(223)
Other	291	262	29

	$5,435	$4,688	$747

     Total interest expense increased primarily as a result of an increase in variable interest rates (LIBOR) and outstanding borrowings under our conduit facility. The weighted average LIBOR used in the determination of interest rates charged on our outstanding obligations with variable interest rates increased by approximately 180 basis points from 2005 to 2006. The weighted average cost of our funds at December 31, 2006 was 7.1% compared to 6.5% at December 31, 2005. In addition, during March 2005 we prepaid $20 million of uncollateralized notes with proceeds from our junior subordinated notes. Interest on our junior subordinated notes increased (1) by approximately $400,000 since they were outstanding 12 months during 2006 compared to ten months during 2005 and (2) by approximately $400,000 due to increases in LIBOR. Interest on our conduit facility and revolving credit facility increased primarily as a result of increased utilization of the facilities mainly to fund loans during the fourth quarter of 2006. Our average outstanding balance on our credit facilities increased to $18.4 million during 2006 compared to $13.2 million during 2005.
     On September 1, 2006, we prepaid, without penalty, $7,310,000 of fixed-rate SBA debentures with an interest rate of approximately 8.5%. In addition, the remaining balance outstanding on our structured notes was repaid on December 1, 2006.
Other Expenses
     Our combined expenses for general and administrative and salaries and related benefits remained relatively constant at $7,387,000 during 2006 compared to $7,548,000 during 2005. General and administrative expenses decreased to $2,648,000 during 2006 from $2,995,000 during 2005 primarily related to a decrease in legal fees, mainly those associated with Arlington’s bankruptcies. Salaries and related benefits increased to $4,739,000 during 2006 from $4,553,000 during 2005 due primarily to an increase in bonuses to executive officers and cost of living increases.
     Permanent impairments on Retained Interests were $1,167,000 for 2006 resulting from reductions in expected future cash flows due primarily to increased actual and anticipated prepayments. During 2005, we had $467,000 of permanent impairments on Retained Interests primarily due to reductions in expected future cash flows due to increased anticipated and actual prepayments mainly on our acquired Retained Interests.
     Impairment losses were $436,000 for 2005 while we had no impairment losses during 2006. Our impairment losses recorded during 2005 were a result of Arlington’s defaults under the lease agreements. We performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the hotel properties exceeded the carrying value of the hotel properties. Future cash flows were based on estimated future rent payments to be received on the hotel properties, proceeds from the sale and/or termination fees and property operations, if applicable.
     Provision for losses on rent and related receivables was $925,000 and $1,255,000 during 2006 and 2005, respectively. Provision for losses during 2006 primarily resulted from reductions in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Provision for losses during 2005 pertained to our initial evaluation of rent and related receivables subsequent to the bankruptcy of AHI. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables. Due to the uncertainties regarding the bankruptcy proceedings, there can be no assurance that we will be awarded, or ultimately receive, any proceeds from the Arlington bankruptcy proceedings. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables. The bankruptcy estates/debtors continue to litigate certain claims asserted by other creditors, including claims related to the initial financing provided to the debtors and other outstanding secured claims. These disputes have led to protracted and expensive litigation that has yet to be completed. Our anticipated recovery continues to be diminished and delayed as long as these disputes remain outstanding. The litigation between the debtors and the other creditors has been expensive and will continue to have an adverse effect on our potential recovery. As for our claims in the bankruptcy cases (and the debtors’ claims in response), we anticipate trying to negotiate a settlement of those claims with the debtors; however, there is no certainty that we will be able to settle with the debtors or that any settlement would be approved by the official unsecured creditor’s committee or the Bankruptcy Court, among others. Further, our future prospects for recovery from the bankruptcy estates continues to be impacted by the litigation with third parties.
     Provision for loan losses, net, was $103,000 during 2006 and $298,000 during 2005. We recorded loan loss reserves of $186,500 during 2005 primarily related to a limited service hospitality property on which significant doubt existed as to the ultimate realization of the loan. The primary collateral underlying the loan was acquired through foreclosure during January 2006 and the property was sold in May 2006.
     Income tax provision remained constant at $649,000 during 2006 compared to $658,000 during 2005. Our income tax provision decreased due to an increase in costs reimbursed by one of our taxable lending subsidiaries to PMC Commercial Trust. This decrease was offset by an increase in the profitability of our lending subsidiaries due to increased interest income and prepayment fees.
Hotel Property Activity
     Hotel property activity consists of lease income, hotel property revenues and expenses. During 2005, we recorded lease revenue of $942,000 compared to $58,000 during 2006, a decrease of $884,000. Effective February 1, 2006, upon rejection of the leases by our former tenant, we no longer collected rent on the hotel properties. As a result, during January 2006 we commenced operating the hotel properties through third party management companies. The operations of hotel properties sold prior to December 31, 2006 are included in discontinued operations. Partially offsetting the decrease in lease income is net income of $499,000 generated from the operations of our remaining hotel properties during 2006. Hotel property revenues were $2,113,000 and hotel property expenses were $1,614,000 during 2006.
     One of our remaining hotel properties was leased effective September 29, 2006 with annual base rent of $116,700. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Due to the nature of the lease, the subsidiary that owns the hotel property is no longer consolidated in our financial statements and the equity method is used to account for our investment in the subsidiary effective September 29, 2006. We are currently marketing to lease the remaining two properties.
Gain on Early Extinguishment of Debt
     Gain on early extinguishment of debt represents a gain of $563,000 resulting from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired in the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, there were no significant loan commitments at the SBIC level.
Discontinued Operations
     We had net realized gains on the sales of real estate of $2,064,000 during 2006 resulting primarily from the sale of ten hotel properties for approximately $20.6 million generating gains of approximately $1.9 million and eight assets acquired in liquidation for approximately $4.1 million generating gains of approximately $0.2 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $1.6 million at December 31, 2006. We had net realized gains on sale of real estate of $2,256,000 during 2005 resulting primarily from the sale of (1) six hotel properties for net sales proceeds of approximately $12.8 million and cost of sales of approximately $11.5 million and (2) two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for net sales proceeds of approximately $2.8 million and cost of sales of approximately $1.9 million. In addition, during 2005 we sold a limited service hospitality property for $3,098,000. As the down payment received was not sufficient to qualify for full accrual gain treatment, we recorded an installment gain of approximately $86,000 during 2005 and the remaining gain of approximately $344,000 was deferred. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. In addition, upon receipt of updated financial information from the purchaser, if the requirements are met, the transaction would qualify for the full accrual method and the remaining deferred gain would be recognized.
     Impairment losses were $94,000 for 2006. We performed a recoverability test to determine if the expected net sales proceeds for the hotel properties exceeded the carrying value of the hotel properties. Based on this analysis, we recorded impairment losses of $43,000 on our hotel properties during 2006. In addition, we recorded an impairment loss of $51,000 related to an asset acquired in liquidation due to a decline in the estimate of its value. During 2005, we recorded impairment losses of $1,774,000 on our hotel properties.
     Net earnings from discontinued operations were $66,000 during 2006 compared to $1,437,000 during 2005. During 2005, our tenant was obligated for rent. Due to the tenant’s bankruptcy filing, effective January 2006 the leases were rejected and for any properties that had not been sold we commenced operations through third party management companies. Accordingly, the primary reason for the decrease in net earnings from discontinued operations was a reduction in rent income, including base rent and straight-line rent, of approximately $3.7 million when comparing 2006 to 2005. This reduction was partially offset by a decrease in depreciation expense of approximately $0.9 million due to the discontinuation of depreciation on our held for sale properties and a reduction in property tax expense of $0.9 million resulting primarily from the sale of properties. Net earnings from discontinued operations included 12 and 16 hotel properties during 2006 and 2005, respectively, and assets acquired in liquidation (primarily three limited service hospitality properties) during 2006.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Overview
     Our income from continuing operations decreased to $9,378,000 during 2005 from $9,923,000 during 2004. Income from continuing operations during 2005 includes a provision for loss on our rent and related receivables of $1,255,000, impairment losses of $436,000 on our real estate investments held for use and permanent impairments on our Retained Interests of $467,000. Income from continuing operations during 2004 includes permanent impairments on our Retained Interests of $1,182,000. Excluding these significant non-cash items, our income from continuing operations would have remained relatively constant at $11,536,000 during 2005 compared to $11,105,000 during 2004. The lending division’s income from continuing operations increased to $11,807,000 during 2005 from $9,960,000 during 2004 while our property division had losses from continuing operations of $2,429,000 during 2005 and $37,000 during 2004 due primarily to the losses described above.
     Our total revenues increased by approximately $4.2 million compared to 2004 primarily from an increase in interest income due to an increase in our loans receivable outstanding and an increase in variable interest rates (both prime and LIBOR). Our loans receivable increased as a result of loans acquired in the merger ($55.1 million) and loan originations during 2004 ($53.7 million) and 2005 ($58.9 million). During 2005, our income from Retained Interests increased approximately $0.7 million due to the merger, increased accretion rates and unanticipated prepayment fees.
     Our total expenses increased by approximately $4.2 million primarily as a result of (1) increased overhead (comprised of salaries and related benefits, general and administrative and advisory and servicing fees expense) of approximately $1.9 million due in large part to the increase in our serviced investment portfolio from the merger (upon merger with PMC Capital, we became a self-managed REIT whereas historically we were managed by PMC Capital pursuant to an advisory and servicing agreement) and increased professional fees primarily relating to Arlington’s bankruptcy and increased accounting/auditing fees, (2) a provision for loss on our rent and related receivables of approximately $1.3 million, (3) increased interest expense of approximately $0.8 million due primarily to an increase in outstanding debt mainly due to borrowings necessary to fund our increased loan portfolio and an increase in LIBOR which increased interest on our variable-rate debt and (4) impairment losses of approximately $0.4 million on our real estate investments included in continuing operations. The merger substantially increased our overhead effective March 1, 2004 as a result of the significant increase in assets under management. Therefore, the impact was less in 2004 (ten months post merger) than 2005 (12 months).
     Our discontinued operations provided income of $3.3 million during 2004 and $1.9 million during 2005. Included in discontinued operations were gains on sales of real estate of $2,256,000 during 2005 resulting primarily from the sale of six hotel properties and two assets acquired in liquidation. In addition, we incurred impairment losses of $1,774,000 during 2005 related to our hotel properties.
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

     The increase in interest income – loans was primarily attributable to an increase in (1) our loan portfolio (our weighted average loans receivable outstanding increased $36.1 million (36%) to $136.9 million during 2005 from $100.8 million during 2004) primarily as a result of loans acquired in the merger and loan originations and (2) the weighted average interest rate on our loans receivable from 7.1% at December 31, 2004 to 8.5% at December 31, 2005. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. At December 31, 2005, approximately 88% of our loans receivable had variable interest rates.
     Lease income consisted of the following:

	Years Ended
	December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
Base rent	$696	$821	$(125)
Straight-line rent	215	107	108
Percentage rent	24	83	(59)
Other	7	6	1

	$942	$1,017	$(75)

     In addition to rent being paid during 2005, rent was paid for January 2006; however, during January 2006, Arlington rejected all remaining property leases.
     Changes in, and descriptions of, lease income are as follows:
•	Base rent: Base rent consisted of the required monthly rental payment obligation from Arlington. Base rent declined due to the decrease in the pay rate from approximately 10.5% to 8.5% of the stated value established for the hotel properties based on the terms of the lease agreement (effective October 2004);

•	Straight-line rent: In accordance with the terms of the lease agreement, beginning in October 2004, we recorded lease income on a straight-line basis based on all remaining payments due from Arlington over the remaining fixed non-cancelable term of the lease agreement; however, due to the uncertainty of collection we discontinued recording straight-line rent effective July 1, 2005;

•	Percentage rent: We historically received percentage rent equal to 4% of the gross room revenues of the hotel properties for future capital expenditures. Arlington did not pay the percentage rent due commencing May 2005. Due to the uncertainty of collection, we discontinued recording percentage rent effective May 1, 2005.
     The primary reasons for the increase in income from Retained Interests of approximately $0.7 million were (1) increased accretion income of approximately $588,000 due to a combination of a full year of accretion during 2005 for Retained Interests acquired in the merger compared to ten months during 2004 and an increase in accretion rates and (2) an increase in the collection of unanticipated prepayment fees of approximately $80,000. The weighted average balance of our Retained Interests decreased during 2005 to $65.2 million from $65.9 million during 2004. The income from our Retained Interests consists of the accretion earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 13.8% during 2005 from 11.5% during 2004. Excluding the impact of permanent impairments, the yield on our Retained Interests increased to 14.5% during 2005 from 13.3% during 2004.
     Other income consisted of the following:

	Years Ended
	December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
Servicing income	$1,222	$1,142	$80
Other loan related income	646	475	171
Premium income	618	526	92
Prepayment fees	590	656	(66)
Equity in earnings of unconsolidated subsidiary	45	—	45
Debt release income	—	175	(175)

	$3,121	$2,974	$147

     As a result of the merger, we earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by our SBLC. As these fees are based on the principal balances of Sold Loans outstanding, they will naturally decrease over time as scheduled principal payments and prepayments occur. The increase during 2005 compared to 2004 is due primarily to the merger occurring on February 29, 2004.
     Our prepayment activity has remained at relatively high levels. Prepayment fees on our variable-rate loans receivable are generally less than on our fixed-rate loans receivable which are generally based on a yield maintenance premium. At December 31, 2005, approximately 88% of our loans receivable had variable interest rates; therefore, while our prepayment activity has continued at higher levels, the prepayment fees we received have decreased.
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

Interest Expense
     Interest expense consisted of the following:

	Years Ended
	December 31,		Increase
	2005	2004	(Decrease)
	(In thousands)
Junior subordinated notes	$1,497	$—	$1,497
Debentures	971	976	(5)
Conduit facility	724	—	724
Mortgages on hotel properties	346	361	(15)
Structured notes	451	880	(429)
Uncollateralized notes payable	223	970	(747)
Revolving credit facility	214	471	(257)
Other	262	215	47

	$4,688	$3,873	$815

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
     At December 31, 2005, we had mortgage notes related to our hotel properties included in continuing operations. These mortgages mature from January 2011 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties.
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
     Our combined general and administrative expenses, advisory fee expense and salaries and related benefits during 2005 increased from $5.7 million during 2004 to $7.5 million during 2005 primarily as a result of the increased costs related to our larger investment portfolio and corporate structure. In addition, our professional fees, including accounting, legal and consulting services, increased to $1,755,000 during 2005 from $880,000 during

2004. The increase related primarily to accounting and auditing fees and legal fees, including those associated with Arlington’s bankruptcies. Direct costs associated with the Sarbanes-Oxley Act of 2002 were approximately $390,000 during both 2005 and 2004. Our salaries and related benefits were $3,557,000 for the ten months of 2004 or $4,268,000 on an annualized basis compared to $4,553,000 during 2005. The 6.7% increase was primarily due to cost of living salary increases and increased costs associated with share-based compensation awards.
     Permanent impairments on Retained Interests were $467,000 during 2005 compared to $1,182,000 during 2004. The permanent impairments during 2005 resulted primarily from reductions in expected future cash flows due to increased anticipated and actual prepayments primarily on our acquired Retained Interests while the permanent impairments during 2004 resulted primarily from reductions in expected future cash flows due to increased anticipated and actual prepayments and anticipated losses primarily on our acquired Retained Interests.
     We recorded impairment losses of $436,000 during 2005 on our hotel properties to be held and used. We performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the hotel properties exceeded their carrying value. Future cash flows are based on anticipated proceeds from the sale and anticipated property operations or lease income. No impairment losses were recorded during 2004.
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
     Our provision for (reduction of) loan losses, net, was $298,000 during 2005 and ($253,000) during 2004. We recorded loan loss reserves of $186,500 during 2005 primarily related to a limited service hospitality property on which significant doubt existed as to the ultimate realization of the loan. The primary collateral underlying the loan was acquired through foreclosure during January 2006. The property was sold in May 2006. During 2004, we reversed $675,000 of previously recorded loan loss reserves due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment in full of all principal on the loan. We recorded loan loss reserves of $422,000 during 2004 primarily related to two limited service hospitality properties on which significant doubt existed as to the ultimate realization of the loans.
     Our income tax provision increased to $658,000 during 2005 compared to $116,000 during 2004. PMC Commercial has four wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The income generated from these taxable REIT subsidiaries is taxed at normal corporate rates.
Discontinued Operations
     During 2005, 16 hotel properties were included in discontinued operations while during 2004, 18 hotel properties were included in discontinued operations. The primary reasons for the decrease in net earnings from discontinued operations of approximately $2.1 million during 2005 were (1) property tax expense of $895,000 recorded during 2005 for the properties sold or considered held for sale, (2) lease termination fee income of $624,000 recorded during 2004 and (3) a 20% reduction in rent charged from 2004 to 2005. Per the lease agreement, Arlington is obligated to pay all property taxes on the hotel properties. However, to the extent Arlington did not make the required property tax payments, these property taxes were our responsibility, although we are pursuing recovery from Arlington. Pursuant to the sale of a hotel property in August 2004, we received a lease termination fee from Arlington in the form of a note receivable with an estimated fair value of $624,000 which is included in net earnings from discontinued operations.
     We had gains on the sales of real estate of $2,256,000 during 2005 resulting primarily from the sale of (1) six hotel properties for net sales proceeds of approximately $12.8 million and cost of sales of approximately $11.5 million and (2) two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for net sales proceeds of approximately $2.8 million and cost of sales of approximately $1.9 million. In addition, during 2005 we sold a limited service hospitality property for $3,098,000. As the down payment received was not sufficient to qualify for full accrual gain treatment, we recorded an installment gain of approximately $86,000 during 2005 and the remaining gain of approximately $344,000 was deferred.
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
     For our hotel properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the hotel properties exceeded their carrying value. As a result, we recorded impairment losses of $1,774,000 during 2005. No impairment losses were recorded during 2004.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
     Information on our cash flow was as follows:

	Years Ended
	December 31,
	2006	2005	Change
	(in thousands)
Cash provided by operating activities	$13,832	$16,029	$(2,197)
Cash provided by (used in) investing activities	$16,377	$(12,962)	$29,339
Cash used in financing activities	$(30,437)	$(8,165)	$(22,272)
     In general, we experienced significantly greater positive cash flow from investing activities during 2006 due to the heavy prepayments on our loans combined with low amounts of cash used for originating loans. These cash flows were used, in general, to repay outstanding debt which increased our cash used in financing activities. See “Executive Summary.”
Operating Activities
     Our net cash flow from operating activities is primarily used to fund our dividends. The decrease in cash provided by operating activities was primarily related to changes in our operating assets and liabilities. We had a decrease of $2,410,000 in borrower advances due primarily to the repayment of certain loans and release of borrower advances. Our dividends paid during 2006 and 2005, included in financing activities, were $12,903,000 and $14,037,000, respectively.
Investing Activities
     During 2006, the primary sources of funds were (1) net principal collected on Retained Interests of $5,085,000, (2) net proceeds from the sales of hotel properties and assets acquired in liquidation of $4,307,000 and (3) principal collected on loans receivable in excess of loans funded of $3,872,000. During 2005, the primary sources of funds were net proceeds from the sales of hotel properties and assets acquired in liquidation of $10,940,000 and net principal collected on Retained Interests of $4,080,000. Funds used in investing activities during 2005 consisted primarily of loans funded in excess of principal collected on loans receivable of $26,859,000. The change in net loans funded is primarily due to high prepayment activity. This increased prepayment activity is primarily a result of competitors providing refinance opportunities to our borrowers combined with the effect of the reduction or expiration of prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). In addition, prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. We believe that we will continue to see prepayment activity at these higher levels during 2007.
Financing Activities
     We used funds in financing activities during 2006 primarily for payment of principal on mortgages payable and debentures of $19,994,000 and dividends of $12,903,000. Our primary source of funds during 2006 was net borrowings on our conduit facility of $2,763,000. Other financing activities during 2005 were generally a repositioning of our debt. We refinanced or repaid (1) $20,000,000 in uncollateralized notes payable acquired in the merger, (2) $3,000,000 of SBA debentures acquired in the merger and (3) $14,600,000 on our revolving credit facility with proceeds of $27,070,000 of junior subordinated notes and net proceeds of $24,205,000 from our conduit facility.

Sources and Uses of Funds
General
     In general, our liquidity requirements include origination of new loans, debt principal payment requirements, payment of dividends and operating costs. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:
•	Operating revenues;

•	Principal collections on existing loans receivable and Retained Interests;

•	Structured loan financings or sales;

•	Advances under our conduit facility;

•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);

•	Issuance of SBA debentures;

•	Issuance of junior subordinated notes; and/or

•	Common equity issuance
     We had $3.7 million of cash and cash equivalents at December 31, 2006, of which $2.1 million was available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our revolving credit facility or conduit facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $32.6 million at December 31, 2006, of which $2.6 million were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market. Commitments have fixed expiration dates and generally require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.
     We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms. Historically, our primary funding source has been the securitization and sale of our loans receivable. Since the completion of our last securitization in October 2003, our working capital has been provided through credit facilities and the issuance of junior subordinated notes in March 2005.
     During 2006, we had significant prepayments on our loan portfolio. This excess cash was used to repay debt. Due to this debt reduction, our debt to equity ratio has decreased to 0.52 to 1.00 at December 31, 2006 from 0.64 to 1.00 at December 31, 2005. As a result, we believe our ability to incur additional leverage is currently greater now than at December 31, 2005.
     As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2007, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2007 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
Source of Funds
     Prior to 2004, our primary source of long-term funds was structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan transactions, if any, are expected to be greater as a result of the merger. However, the timing of future securitization transactions is dependent upon our portfolio and loan originations. As a result of higher than anticipated prepayments on our loan portfolio, we do not anticipate completing our next structured loan transaction until the third or fourth quarter of 2007 when we expect to have a sufficient pool of primarily variable-rate loans to complete a securitization.
     Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The timing of a structured loan transaction also has significant impact on our financial condition and results of operations. We currently have a significant amount of available capital under our Revolver and conduit facility.
     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. See “Item 1A. Risk Factors.”
     Our subsidiary, PMC Conduit, L.P. (“PMC Conduit”) has a three-year $100.0 million conduit facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit at a rate approximating 1% over LIBOR and PMC Conduit’s principal repayment obligations are expected to be refinanced through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. During February 2007, the interest rate was modified to a rate approximating 85 basis points over LIBOR. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility. The conduit facility allows for advances based on the amount of eligible collateral sold to the conduit facility and has minimum requirements. At December 31, 2006, approximately $43.6 million of our loans were owned by PMC Conduit and we had outstanding advances of approximately $27.0 million. We had availability of $7.4 million under the conduit facility at December 31, 2006 without additional sales of loans receivable to PMC Conduit. At December 31, 2006, PMC Commercial had available approximately $17.3 million of loans which are eligible to be sold to PMC Conduit. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the conduit facility is subject to cross default provisions with the Revolver. At December 31, 2006, we were in compliance with the covenants of this facility.
     At December 31, 2006, we had availability of $20.0 million under our Revolver which matures December 31, 2007. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At December 31, 2006, we were in compliance with the covenants of this facility.
     At December 31, 2006, one of our SBICs had $3.0 million in available commitments from the SBA, expiring in June 2007, to issue future debentures. These debentures will have 10-year maturities, will be charged interest (established on the date of issuance) at a spread over the 10-year treasury rate and will have semi-annual interest-only payments. To the extent funds are needed to originate loans by our SBICs, these pre-approved debentures can be issued subject to regulatory compliance; however, we do not anticipate utilization of this commitment.
Use of Funds
     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During 2007, we anticipate loan originations will range from $55 million to $70 million. See “Current Operating Overview and Significant Economic Factors” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.
     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity.

Information on Consolidated Debt
     Information on our consolidated debt was as follows at December 31, 2006:

			Weighted
			Average
	Face	Range of	Coupon	Interest
	Amount	Maturities	Rate	Type
	(In thousands)
Junior subordinated notes (1)	$27,070	2035	8.62%	Variable
Debentures	8,190	2013 to 2015	5.90%	Fixed
Mortgage notes (2)	2,642	2011 to 2017	8.02%	Fixed
Conduit facility	26,968	2008	6.35%	Variable
Redeemable preferred stock of subsidiary	4,000	2009 to 2010	4.00%	Fixed

	$68,870

(1)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.

(2)	Does not include a mortgage note with a principal balance of approximately $1.3 million and a fixed interest rate of 8.5% due January 1, 2011 of an unconsolidated subsidiary.
Seasonality
     Generally, our lending segment is not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies typically rise temporarily during the winter months due primarily to reductions in business travel and consumer vacations.
     Revenues for the limited service sector of the hospitality industry are generally lower during the winter months due to weather conditions and business and leisure travel trends, especially in the northeast and midwest sections of the United States where many of our hotel properties collateralizing our loans are located.
Impact of Inflation
     In general, if we originate fixed-rate loans while we borrow funds at variable rates, we would have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. In general, we have matched our fixed-rate debt with fixed-rate producing assets. We primarily originate variable-rate loans and have approximately $54.0 million (approximately 79% of total debt) in variable-rate debt; therefore, we do not believe inflation will have a significant adverse impact on us in the near future. Over the last three years, inflation has not had a significant impact on us.
     To the extent costs of operations (i.e., utilities, salaries, etc.) rise while economic conditions prevent a matching rise in revenues (i.e., room rates, amenities, etc.), our borrowers would be negatively impacted and loan losses could be affected. Accordingly, our borrowers and our results of operations can be impacted by inflation. In addition, in an inflationary environment we may experience pressure to increase our income and dividend yield to maintain our stock price.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
     The following summarizes our contractual obligations at December 31, 2006:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Mortgage notes and debentures payable (1)	$10,832	$142	$319	$1,222	$9,149
Revolver (2)	—	—	—	—	—
Redeemable preferred stock of subsidiary (3)	4,000	—	2,000	2,000	—
Conduit facility	26,968	—	26,968	—	—
Junior subordinated debt (4)	27,070	—	—	—	27,070

Interest:
Consolidated debt (1)	72,581	4,760	6,193	5,889	55,739
Mortgage note of unconsolidated subsidiary	402	108	198	96	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (5)	1,300	65	146	1,089	—
Operating lease (6)	973	179	394	400	—

Total contractual cash obligations	$144,126	$5,254	$36,218	$10,696	$91,958

(1)	Mortgage notes and debentures payable are presented at face value. For the interest obligation, the variable-rate in effect at December 31, 2006 was utilized and no change in variable interest rates was assumed.

(2)	We had availability of $20.0 million under our Revolver at December 31, 2006.

(3)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).

(4)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.

(5)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary.

(6)	Represents future minimum lease payments under our operating lease for office space.

     Our commitments at December 31, 2006 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	32,634	32,634	—	—	—

Total commitments	$32,634	$32,634	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has a recorded liability of approximately $300,000 at December 31, 2006 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital through a loan with a current outstanding principal balance of approximately $475,000 which is in default. As a result, we filed a lawsuit in the State of Georgia to appoint a receiver to operate the property and determine if current environmental remediation plans are being followed. The Court has refused to appoint a receiver at the present time. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law. During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property has certain aspects that require revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we elect to foreclose, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by the State of Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.

(2)	Represents loan commitments and approvals outstanding.
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
     See Note 22 to the accompanying consolidated financial statements for a detailed discussion of commitments and contingencies.
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
     On September 29, 2006, we entered into a lease agreement for one of our hotel properties. The property has a mortgage with a principal balance of $1.3 million with a significant prepayment penalty. Therefore, we structured the lease with the potential buyer of the property for a term equal to the term remaining on the mortgage (matures January 1, 2011) and then a purchase with a price of $1,825,000. Annual base rent on the lease is $116,700 and the lease is a triple net lease. The lessee provided us with a substantial non-refundable up-front payment of $452,000. The hotel property is owned by a separate subsidiary and is the subsidiary’s primary asset. Based on this lease agreement, including the fixed price purchase option, the subsidiary was determined to be a variable interest entity. Since we do not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial Trust is not considered to be the primary beneficiary. Thus, the subsidiary is no longer consolidated in PMC Commercial Trust’s financial statements and the equity method is used to account for our investment in the subsidiary effective September 29, 2006. The subsidiary is contractually responsible for the mortgage note and its repayment. The subsidiary recorded the lease as an operating lease. Revenues and expenses of the subsidiary are primarily lease income, interest expense on the mortgage payable, depreciation expense on the real estate investment and amortization of deferred lease costs.
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
RELATED PARTY TRANSACTIONS
     Servicing fee income for the years ended December 31, 2006, 2005 and 2004 for loans held by the QSPEs was approximately $676,000, $833,000 and $781,000, respectively. We were not the servicer for the loans receivable held by the QSPEs prior to the merger; therefore, no servicing fees were earned or received by us prior to March 1, 2004.
     We received approximately $14.6 million, $15.4 million and $15.1 million in cash distributions from the QSPEs during 2006, 2005 and 2004, respectively.

     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. During 2006 and 2005, we repurchased loans with an aggregate principal balance of approximately $2.5 million and $5.1 million, respectively, from the Joint Ventures. We did not repurchase any loans from the QSPEs during 2004.
DIVIDENDS
     During 2006, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2006	April 10, 2006	$0.30	Regular
June 30, 2006	July 10, 2006	0.30	Regular
September 30, 2006	October 10, 2006	0.30	Regular
December 29, 2006	January 8, 2007	0.30	Regular
December 29, 2006	January 8, 2007	0.10	Special

		$1.30

     In March 2007, the Board declared a $0.30 per share quarterly dividend to common shareholders of record on March 30, 2007 which will be paid on April 9, 2007.
     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. We anticipate that as a result of earnings from our core business and gains generated on our property sales, that we will maintain our current regular quarterly dividend of $0.30 per share through the end of 2007.
     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

REIT TAXABLE INCOME
     REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.
     The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net income	$15,684	$11,297	$24,781
Less: taxable REIT subsidiaries net income, net of tax	(1,280)	(1,414)	(145)
Add: book depreciation	231	1,240	1,872
Less: tax depreciation	(508)	(1,483)	(1,935)
Book/tax difference on property sales	171	(350)	135
Book/tax difference on Retained Interests, net	1,973	1,880	3,557
Impairment losses	968	2,210	—
Negative goodwill	—	—	(11,593)
Book/tax difference on amortization and accretion	(641)	(264)	(221)
Asset valuation	(890)	181	(516)
Other book/tax differences, net	(59)	(9)	317

REIT taxable income	$15,649	$13,288	$16,252

Distributions declared	$13,975	$13,569	$14,140

Basic weighted average common shares outstanding	10,748	10,874	10,134

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
LOANS RECEIVABLE
     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. Our loans receivable are approximately 86% variable-rate at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable. If we were required to sell our loans at a time we would not otherwise plan to do so, our losses may be substantial.
     Changes in interest rates on our fixed-rate loans receivable do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loan portfolio is less than its average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancings of fixed-rate loans).
     We had $23.4 million and $18.7 million of fixed-rate loans receivable at December 31, 2006 and 2005, respectively. The estimated fair value of our fixed interest rate loans receivable (approximately $23.9 million at December 31, 2006) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.
     At December 31, 2006 and 2005, we had $145.8 million and $138.9 million of variable-rate loans receivable, respectively, and $54.0 million and $54.8 million of variable-rate debt, respectively. On the difference between our variable-rate loans receivable outstanding and our variable-rate debt ($91.8 million and $84.1 million at December 31, 2006 and 2005, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.
     As a result of $16.4 million and $21.7 million at December 31, 2006 and 2005, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6%), we are deemed to have derivative instruments. However, we are not required to bifurcate these investments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt will be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.
     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2006 and 2005, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $918,000 and $841,000, respectively, on an annual basis.
NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)
At December 31, 2006 and 2005, approximately $14.5 million (21%) and $32.8 million (37%) of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Any amount outstanding on our Revolver or the conduit facility is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2006, each hypothetical 100 basis points increase in interest rates would increase interest expense and therefore decrease net income by approximately $540,000.
     Our fixed-rate debt is comprised of SBA debentures and mortgages payable. Our debentures have current prepayment penalties up to 4% of the principal balance. Our $2.6 million of consolidated fixed-rate hotel property mortgages at December 31, 2006 have significant penalties for prepayment.
     The following presents the principal amounts, weighted average interest rates and estimated fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2006 and 2005.
     Market risk disclosures related to our outstanding debt as of December 31, 2006 were as follows:

	Years Ending December 31,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$142	$153	$2,017	$1,998	$1,042	$9,119	$14,471	$14,607
Variable-rate debt (LIBOR based) (3)	—	26,968	—	—	—	27,070	54,038	54,038

Totals	$142	$27,121	$2,017	$1,998	$1,042	$36,189	$68,509	$68,645

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2006 was 6.6%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2006 was 7.5%.
     Market risk disclosures related to our outstanding debt as of December 31, 2005 were as follows:

	Years Ending December 31,						Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$6,816	$644	$704	$2,300	$4,077	$18,220	$32,761	$32,951
Variable-rate debt (LIBOR and prime based) (3)	143	154	24,371	1,282	1,245	27,659	54,854	54,854

Totals	$6,959	$798	$25,075	$3,582	$5,322	$45,879	$87,615	$87,805

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2005 was 6.5%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2005 was 6.4%.
RETAINED INTERESTS
     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in estimating the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included on our consolidated balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2006, the estimated fair value of our Retained Interests at December 31, 2006 would have decreased by approximately $1.6 million and $3.1 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2005, the estimated fair value of our Retained Interests at December 31, 2005 would have decreased by approximately $2.3 million and $4.5 million, respectively.

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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     All of our equity compensation plans were approved by our security holders. Information regarding our equity compensation plans at December 31, 2006 was as follows:

Column
	(a)	(b)	(c)
Number of securities
remaining available for
future issuances under
equity compensation
	Number of securities to	Weighted average	plans (excluding
Plan	be issued upon exercise	exercise price of	securities reflected in
Category	of outstanding options	outstanding options	column (a))

Equity compensation plans approved by security holders	142,511	$14.06	414,430

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

Dated March 15, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE	Chairman of the Board of Trust	March 15, 2007

Dr. Andrew S. Rosemore	Managers, Chief Operating
Officer and Trust Manager

/s/ LANCE B. ROSEMORE	President, Chief Executive	March 15, 2007

Lance B. Rosemore	Officer, Secretary and Trust
Manager (principal executive officer)

/s/ BARRY N. BERLIN	Chief Financial Officer (principal	March 15, 2007

Barry N. Berlin	financial and accounting officer)

/s/ NATHAN COHEN	Trust Manager	March 15, 2007

Nathan Cohen

/s/ DR. MARTHA GREENBERG	Trust Manager	March 15, 2007

Dr. Martha Greenberg

/s/ ROY H. GREENBERG	Trust Manager	March 15, 2007

Roy H. Greenberg

/s/ BARRY A. IMBER	Trust Manager	March 15, 2007

Barry A. Imber

/s/ IRVING MUNN	Trust Manager	March 15, 2007

Irving Munn

/s/ DR. IRA SILVER	Trust Manager	March 15, 2007

Dr. Ira Silver

PMC COMMERCIAL TRUST A ND SUBSIDIARIES
FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:
We have completed integrated audits of PMC Commercial Trust’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report On Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2007

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Loans receivable, net	$169,181	$157,574
Retained interests in transferred assets	55,724	62,991
Real estate investments, net	4,414	8,080
Real estate investments held for sale, net	—	15,470
Cash and cash equivalents	3,739	3,967
Restricted investments	995	3,532
Mortgage-backed security of affiliate	643	833
Rent and related receivables, net	567	1,489
Deferred tax asset, net	203	349
Other assets	4,938	4,907

Total assets	$240,404	$259,192

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	26,968	24,205
Notes and debentures payable	10,803	32,765
Dividends payable	4,365	3,293
Borrower advances	3,694	4,418
Redeemable preferred stock of subsidiary	3,668	3,575
Accounts payable and accrued expenses	2,578	3,328
Deferred gains on property sales	1,574	345
Due to affiliates, net	683	856
Other liabilities	810	1,420

Total liabilities	82,213	101,275

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,040,153 and 11,028,271 shares issued at December 31, 2006 and 2005, respectively, 10,753,803 and 10,766,021 shares outstanding at December 31, 2006 and 2005, respectively	110	110
Additional paid-in capital	152,178	152,047
Net unrealized appreciation of retained interests in transferred assets	3,256	4,519
Cumulative net income	137,984	122,300
Cumulative dividends	(133,006)	(119,031)

	160,522	159,945

Less: Treasury stock; at cost, 286,350 shares and 262,250 shares at December 31, 2006 and 2005, respectively	(3,231)	(2,928)

Total beneficiaries’ equity	157,291	157,017

Total liabilities and beneficiaries’ equity	$240,404	$259,192

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Interest income	$15,460	$11,578	$8,162
Income from retained interests in transferred assets	9,390	9,458	8,763
Hotel property revenues	2,113	—	—
Lease income	58	942	1,017
Other income	3,656	3,121	2,974

Total revenues	30,677	25,099	20,916

Expenses:
Interest	5,435	4,688	3,873
Salaries and related benefits	4,739	4,553	3,557
General and administrative	2,648	2,995	1,882
Hotel property expenses	1,614	—	—
Permanent impairments on retained interests in transferred assets	1,167	467	1,182
Provision for loss on rent and related receivables	925	1,255	—
Depreciation	222	281	316
Provision for (reduction of) loan losses, net	103	298	(253)
Advisory and servicing fees to affiliate, net	—	—	245
Impairment losses	—	436	—

Total expenses	16,853	14,973	10,802

Gain on early extinguishment of debt	563	—	—

Income before income tax provision, minority interest, discontinued operations and extraordinary item	14,387	10,126	10,114

Income tax provision	(649)	(658)	(116)
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	(75)

Income from continuing operations	13,648	9,378	9,923

Discontinued operations:
Gains (losses) on sales of real estate	2,064	2,256	(252)
Impairment losses	(94)	(1,774)	—
Net earnings	66	1,437	3,517

	2,036	1,919	3,265

Income before extraordinary item	15,684	11,297	13,188

Extraordinary item:
Negative goodwill	—	—	11,593

Net income	$15,684	$11,297	$24,781

Weighted average shares outstanding:
Basic	10,748	10,874	10,134

Diluted	10,751	10,879	10,152

Basic and diluted earnings per share:
Income from continuing operations	$1.27	$0.86	$0.98
Discontinued operations	0.19	0.18	0.32
Extraordinary item	—	—	1.14

Net income	$1.46	$1.04	$2.44

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net income	$15,684	$11,297	$24,781

Change in net unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(648)	23	2,012
Realized gains included in net income	(615)	(624)	(510)

	(1,263)	(601)	1,502

Comprehensive income	$14,421	$10,696	$26,283

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2004	6,452,791	$66	$94,792	$3,618	$86,222	$(91,322)	$(1,285)	$92,091

Net unrealized appreciation	—	—	—	1,502	—	—	—	1,502
Treasury shares, net	(21,130)	—	—	—	—	—	(311)	(311)
Shares issued through exercise of stock options	59,500	—	378	—	—	—	311	689
Shares issued in connection with merger with PMC Capital, Inc.	4,385,800	44	57,410	—	—	—	—	57,454
Merger costs	—	—	(769)	—	—	—	—	(769)
Issuance of stock options	—	—	7	—	—	—	—	7
Dividends ($1.40 per share)	—	—	—	—	—	(14,140)	—	(14,140)
Net income	—	—	—	—	24,781	—	—	24,781

Balances, December 31, 2004	10,876,961	110	151,818	5,120	111,003	(105,462)	(1,285)	161,304

Net unrealized depreciation	—	—	—	(601)	—	—	—	(601)
Shares repurchased	(129,400)	—	—	—	—	—	(1,643)	(1,643)
Shares issued through exercise of stock options	9,400	—	123	—	—	—	—	123
Issuance of share options and restricted shares	9,060	—	106	—	—	—	—	106
Dividends ($1.25 per share)	—	—	—	—	—	(13,569)	—	(13,569)
Net income	—	—	—	—	11,297	—	—	11,297

Balances, December 31, 2005	10,766,021	110	152,047	4,519	122,300	(119,031)	(2,928)	157,017

Net unrealized depreciation	—	—	—	(1,263)	—	—	—	(1,263)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Treasury shares, net	(32,678)	—	—	—	—	—	(464)	(464)
Shares issued through exercise of stock options	35,500	—	—	—	—	—	464	464
Issuance of share options and restricted shares	9,060	—	131	—	—	—	—	131
Dividends ($1.30 per share)	—	—	—	—	—	(13,975)	—	(13,975)
Net income	—	—	—	—	15,684	—	—	15,684

Balances, December 31, 2006	10,753,803	$110	$152,178	$3,256	$137,984	$(133,006)	$(3,231)	$157,291

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$15,684	$11,297	$24,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	1,240	1,872
Permanent impairments on retained interests in transferred assets	1,167	467	1,182
Extraordinary item — negative goodwill	—	—	(11,593)
Losses (gains) on sales of real estate	(2,064)	(2,256)	252
Gain on early extinguishment of debt	(563)	—	—
Deferred income taxes	146	(22)	(36)
Provision for (reduction of) loan losses, net	103	298	(253)
Provision for loss on rent and related receivables	925	1,255	—
Impairment losses	94	2,210	—
Release of debt obligation	—	—	(175)
Premium income adjustment	116	85	91
Amortization and acccretion, net	(270)	(237)	(313)
Share-based compensation	131	106	7
Capitalized loan origination costs	(233)	(160)	(185)
Loans funded, held for sale	(5,976)	(7,492)	(6,611)
Proceeds from sale of guaranteed loans	6,373	7,785	6,222
Loan fees collected, net	94	512	396
Lease termination fee income	—	—	(287)
Change in operating assets and liabilities:
Borrower advances	(724)	1,686	(603)
Due to affiliates, net	(173)	1,011	(215)
Accounts payable and accrued expenses	(740)	618	(575)
Other liabilities	(234)	(490)	42
Rent and related receivables, net	(3)	(1,496)	(1,337)
Other assets	(252)	(388)	291

Net cash provided by operating activities	13,832	16,029	12,953

Cash flows from investing activities:
Loans funded	(45,710)	(42,865)	(45,248)
Principal collected on loans receivable	49,582	16,006	24,817
Principal collected on notes receivable	—	292	—
Proceeds from sales of hotel properties, net	3,127	8,035	3,513
Principal collected on retained interests in transferred assets	5,219	5,923	6,361
Investment in retained interests in transferred assets	(134)	(1,843)	(2,027)
Proceeds from mortgage-backed security of affiliate	227	207	143
Purchase of furniture, fixtures, and equipment	(103)	(366)	(605)
Cash and cash equivalents received in connection with merger	—	—	31,488
Merger related costs	—	—	(1,006)
Distribution from unconsolidated subsidiary	452	—	—
Investment in PMC Preferred Trust-A	—	(820)	—
Proceeds received from assets acquired in liquidation, net	1,180	2,905	1,540
Release of (investment in) restricted investments, net	2,537	(436)	977

Net cash provided by (used in) investing activities	16,377	(12,962)	19,953

Cash flows from financing activities:
Proceeds from issuance of common shares	—	123	378
Purchase of treasury shares	(303)	(1,643)	—
Payment of borrowing costs	—	(1,487)	(81)
Proceeds from (payments on) revolving credit facility, net	—	(14,600)	14,600
Proceeds from issuance of SBA debentures	—	4,000	—
Proceeds from conduit facility, net	2,763	24,205	—
Proceeds from issuance of junior subordinated notes	—	27,070	—
Payment of principal on notes, mortgages payable and debentures	(19,994)	(31,796)	(26,944)
Payment of dividends	(12,903)	(14,037)	(12,872)

Net cash used in financing activities	(30,437)	(8,165)	(24,919)

Net increase (decrease) in cash and cash equivalents	(228)	(5,098)	7,987

Cash and cash equivalents, beginning of year	3,967	9,065	1,078

Cash and cash equivalents, end of year	$3,739	$3,967	$9,065

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies:
Business
PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We primarily obtain income from the yield and other related fee income earned on our investments from our lending activities. To date, these investments have principally been in the hospitality industry.
Principles of Consolidation
We consolidate entities that we control as well as variable interest entities (“VIEs”) for which we are the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of any entity accounted for using the equity method. All material intercompany balances and transactions have been eliminated.
The consolidated financial statements include the accounts of PMC Commercial, First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”), Western Financial Capital Corporation (“Western Financial”), PMC Commercial Trust, Ltd. 1998-1 (“PMCT Trust”), PMC Funding Corp. (“PMC Funding”), PMC Asset Holding, LLC (“Asset Holding”), PMC Conduit, L.P. (“PMC Conduit”), PMC Properties, Inc. (“PMC Properties”) and separate subsidiaries created in conjunction with the purchase of certain hotel properties in 1999.
First Western is licensed as a small business lending company that originates loans through the SBA 7(a) Guaranteed Loan Program. PMCIC and Western Financial are licensed small business investment companies under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCT Trust was formed in conjunction with the 1998 structured loan financing transaction. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party management companies, of our limited service hospitality properties.
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
Loans Receivable, net
We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less net loan origination fees, discounts and loan loss reserves. For loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program, when we sell the SBA guaranteed portion of the loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is determined on a relative fair value basis and is recorded as a reduction in basis of the retained portion of the loan rather than premium income. For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase.
A loan loss reserve is established based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. The determination of

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Retained Interests
Retained Interests represent the subordinate interest in QSPEs created in conjunction with structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and permanent impairments included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates.
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
Real Estate Investments Held for Sale, net
We consider each individual hotel property to be an identifiable component of our business. In accordance with SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we do not consider properties as “held for sale” until it is probable that the sale will be completed within one year. The determination of “held for sale” status is assessed based on all available facts and circumstances, including management’s intent and ability to eliminate the cash flows of the property from our operations and management’s intent and ability not to have significant continuing involvement in the operations of the property.
We discontinue depreciation on properties if they are classified as “held for sale.” Upon designation of a hotel property as “held for sale,” we compare the carrying value of the hotel property to its estimated fair value, less costs to sell. We will reclassify the hotel property to real estate investment held for sale in our consolidated balance sheet at the lesser of the carrying value of the property or its estimated fair value, less costs to sell. Any adjustment to the carrying value of a hotel property classified as “held for sale” is reflected in discontinued operations in our consolidated statements of income. In addition, the operating results of those properties classified as “held for sale” or that have been sold are included in discontinued operations.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Investments
Restricted investments represent primarily cash reserve accounts required to be held as collateral pursuant to debt facilities and escrow and capital expenditure accounts related to our hotel properties.
Rent and Related Receivables, net
We have claims pertaining to unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges. Quarterly, we perform an analysis of the anticipated future proceeds related to these claims to determine the collectibility of our investment based on best available information provided to us.
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
Borrower Advances
In general, as part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. Funds held on behalf of borrowers are included as a liability on the consolidated balance sheets.
Deferred Gains on Property Sales
We evaluate our hotel property sales individually to determine if they qualify for full accrual gain treatment. If the down payment received was not sufficient to qualify for full gain treatment, we record initial installment gains and defer the remaining gains. The remaining gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchasers to qualify for full accrual gain treatment. In addition, upon receipt of updated financial information from the purchaser, if the requirements are met, the transaction would qualify for the full accrual method and the remaining deferred gain would be recognized.
Net Unrealized Appreciation of Retained Interests
Net unrealized appreciation of Retained Interests represents the difference between the cost and estimated fair value of our Retained Interests.
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
When originating a loan receivable, we generally charge a commitment fee. These fees, net of costs, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
For purchased loans, we may have discounts representing the difference between the unamortized principal balance of the loan and its estimated fair value at the date of purchase. For performing loans, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Income
Lease income consists of base rent and when applicable, straight-line rental income. We record lease income on a straight-line basis (when applicable) over the estimated lease term to the extent collectibility is reasonably assured.
Hotel Property Revenues
The majority of our hotel property revenues are comprised of room revenue. This revenue is recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as expense.
Other Income
Other income consists primarily of servicing income, premium income, prepayment fees and other loan related income. Servicing income is recognized in income when earned. Prepayment fees are recognized in income when loans are prepaid. Late fees and other loan related fees are recognized in income when chargeable, assuming collectibility is reasonably assured. Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Guaranteed Loan Program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Plans
At December 31, 2006, we have options outstanding under share-based compensation plans described more fully in Note 18. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve the valuation of our Retained Interests and determination of reserves on our receivables.
Recently Issued Accounting Pronouncements
The FASB issued SFAS No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” in February 2006. SFAS No. 155 (1) permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strip receivables are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.
The FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” in March 2006. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent to initial measurement, an entity may choose to use the amortization method or the fair value method for future measurements. SFAS No. 156 also requires additional disclosures related to servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial statements.
The FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” in July 2006. FIN 48 clarifies the accounting and disclosure for uncertainty in income tax positions, as defined, imposes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.
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
Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued by the Securities and Exchange Commission (“SEC”) during September 2006. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.
Note 2. Variable Interest Entities:
A VIE is an entity for which control is achieved through means other than voting rights. An entity should consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The following entities have been determined to be VIEs.
PMC Conduit
During 2005, we entered into a $100.0 million conduit warehouse facility (the “Conduit Facility”). The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold to PMC Conduit. The transfers of loans to PMC Conduit did not meet the requirements of SFAS No. 140 for sale treatment. PMC Commercial has not guaranteed the repayment of the obligations of the Conduit Facility.
Since PMC Commercial is the primary beneficiary of PMC Conduit it is consolidated in the financial statements of PMC Commercial.
Preferred Trust
During 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 30, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (the “Preferred Trust”). The Junior Subordinated Notes, included in our consolidated balance sheets, are subordinated to PMC Commercial’s existing debt.
Since PMC Commercial is not considered to be the primary beneficiary of the Preferred Trust, it is not consolidated in PMC Commercial’s financial statements. The equity method is used to account for our investment in the Preferred Trust.
PMCT Plainfield, L.P.
On September 29, 2006, we leased a hotel property owned by a separate subsidiary (PMCT Plainfield, L.P.) which was previously consolidated. The hotel property is the primary asset of the subsidiary. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000. Based on this lease agreement including the fixed price purchase option, the subsidiary was determined to be a variable interest entity.
Since we do not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial is not considered to be the primary beneficiary. Thus, the subsidiary is no longer consolidated in PMC Commercial’s financial statements and the equity method is used to account for our investment in the subsidiary effective September 29, 2006. The following table summarizes the assets and liabilities of PMCT Plainfield, L.P.:

September 29,
2006
(In thousands)
Real estate investment, net	$1,709
Other assets	105

Total assets	$1,814

Mortgage payable	$1,315
Other liabilities	499

Total liabilities	$1,814

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Merger:
PMC Capital, Inc. (“PMC Capital”), a regulated investment company related to us through common management, merged with and into PMC Commercial on February 29, 2004. Each issued and outstanding share of PMC Capital, Inc. common stock was converted into 0.37 of a common share of PMC Commercial. As a result, we issued 4,385,800 common shares of beneficial interest on February 29, 2004 valued at $13.10 per share, which was the average closing price of our common shares for the three days preceding the date of the announcement, adjusted by declared but unpaid dividends.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma results of operations are based on our financial statements and the financial statements of PMC Capital and assumed the merger occurred on January 1:

Year Ended
December 31,
2004
(In thousands, except
per share data)
Total revenues	$23,062

Income from continuing operations	$10,125

Income before extraordinary item	$13,390

Extraordinary item — negative goodwill	$11,593

Net income	$24,983

Earnings per share	$2.30

These unaudited pro forma results have been prepared for comparative purposes only. In the opinion of management, all material adjustments necessary to reflect the effects of the merger transaction have been made. This unaudited pro forma information is not necessarily indicative of what the actual results of operations would have been had the merger transaction occurred on the indicated date, nor does it purport to represent our results of operations for future periods.
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
SBIC commercial mortgage loans	$36,243	$41,749
SBA 7(a) Guaranteed Loan Program loans	14,749	16,367
Conduit Facility loans (1)	43,612	35,331
Other commercial mortgage loans	75,089	65,121

Total loans receivable	169,693	158,568
Less:
Deferred commitment fees, net	(449)	(567)
Loan loss reserves	(63)	(427)

Loans receivable, net	$169,181	$157,574

(1)	These loans serve as collateral for our Conduit Facility.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information on our loans receivable, net, was as follows:

	At December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$127,931	75.6%	9.4%	$120,645	76.6%	8.3%
Fixed-rate	23,419	13.9%	8.8%	18,651	11.8%	9.4%
Variable-rate — prime	17,831	10.5%	10.2%	18,278	11.6%	8.7%

Total	$169,181	100.0%	9.4%	$157,574	100.0%	8.5%

Our loans receivable were approximately 94% concentrated in the hospitality industry at December 31, 2006. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations. At December 31, 2006, approximately 22% and 10% of our loans receivable consisted of loans receivable to borrowers in Texas and Ohio, respectively. No other state had a concentration of 10% or greater at December 31, 2006.
The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)
Balance, beginning of year	$427	$164	$675
Provision for loan losses	174	325	422
Reduction of loan losses	(71)	(18)	(675)
Recovery of loans written-off	—	(9)	—
Principal balances written-off	(467)	(35)	(258)

Balance, end of year	$63	$427	$164

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on loans considered to be impaired loans was as follows:

	At December 31,
	2006	2005
	(In thousands)
Impaired loans requiring reserves	$82	$1,073
Impaired loans expected to be fully recoverable (1)	1,837	5,056

Total impaired loans	$1,919	$6,129

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Average impaired loans	$1,235	$4,566	$5,677

Interest income on impaired loans (2)	$72	$219	$488

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.

(2)	Recorded primarily on the cash basis.
Our impaired loans have decreased from 2005 to 2006 due primarily to the foreclosure of the underlying collateral of three limited service hospitality properties.
Our recorded investment in Non-Accrual Loans at December 31, 2006 and 2005 was approximately $2.1 million and $5.9 million, respectively. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2006 or 2005.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Real Estate Investments and Rent and Related Receivables, net:
Our real estate investments consisted of the following:

	At December 31,
	2006	2005
			Real
			Estate
	Real	Real	Investments
	Estate	Estate	Held for
	Investments	Investments	Sale
	(Dollars in thousands)
Land	$494	$1,044	$2,041
Buildings and improvements	4,468	7,484	15,110
Furniture, fixtures and equipment	292	271	1,728

	5,254	8,799	18,879
Accumulated depreciation	(840)	(719)	(3,409)

	$4,414	$8,080	$15,470

Number of hotel properties	2	4	9

At December 31, 2006, two of the three hotel properties that we own are included in our consolidated financial statements. The properties were originally part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased 30 properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). We concurrently entered into a Master Lease Agreement with AHI and AII covering all the properties and entered into a guaranty agreement with AHI whereby AHI guaranteed all obligations of AII under the individual property lease agreements.
During June 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy”). On August 31, 2005, AHI filed for Bankruptcy (the “Arlington Bankruptcy”). The January through April 2005 lease payments due from AII were paid while the May and June 2005 lease payments due from AII were not paid. AII made rent payments from July 2005 to January 2006 which were recorded as income when earned.
On January 13, 2006, we received rejection notices on 12 individual property leases and as a result, we took possession and operated 13 hotel properties through third party management companies. During 2006, we sold ten hotel properties for approximately $20.6 million and recognized net gains of approximately $1.9 million and deferred gains of approximately $1.2 million. We financed the sale of these properties through origination of loans aggregating approximately $17.1 million with interest rates of LIBOR plus spreads ranging from 3.75% to 4.80% and maturity and amortization periods of 20 years.
At December 31, 2006, our remaining hotel properties had mortgages (which were assumed in the original purchase from AHI) with significant prepayment penalties. Therefore, we do not anticipate selling these properties until the properties’ market values increase or the prepayment penalties decrease. Until the properties are sold, we will either operate the properties through third party management companies or lease the properties.
On September 29, 2006, we leased a hotel property owned by a separate subsidiary which was previously consolidated. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000. As a VIE, the subsidiary which owns the hotel property is no longer consolidated in PMC Commercial’s financial statements effective September 29, 2006. The operations relating to this property were included in continuing operations in our consolidated statement of income through September 29, 2006.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We generated hotel property revenues of approximately $2.1 million consisting primarily of room revenues and $1.6 million in hotel property expenses consisting primarily of operating and general and administrative expenses related to our hotel properties included in continuing operations during 2006.
At December 31, 2006, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,747,000 before reserves. As a result of the uncertainty and timing of collection, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Arlington Claims.
We performed an analysis of our anticipated future proceeds related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us through the bankruptcy proceedings. As a result, we established an allowance of approximately $1,255,000 during 2005. We recorded additional allowances of $925,000 during 2006 primarily resulting from reductions in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Accordingly, our net recorded investment was $567,000 as of December 31, 2006. To the extent there is a reduction of the anticipated future proceeds, we would record an additional allowance against these receivables.
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
We completed joint structured loan sale transactions with PMC Capital. Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” During 2004, we acquired PMC Capital’s Retained Interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

PMC COMMERCIAL TRUST A ND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to the Originated Structured Loan Sale Transactions was as follows.

	2000	2001	2002	2003
	Joint	Joint	Joint	Joint
	Venture	Venture	Venture	Venture
		(Dollars in thousands)
Transaction date	12/18/00	6/27/01	4/12/02	10/7/03
At inception:
Principal amount of sold loans	$55,675	$32,662	$27,286	$45,456
Structured Notes issued	$49,550	$30,063	$24,557	$40,910
Interest rate on the Structured Notes (1)	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans (1)	9.63%	9.62%	9.23%	L+4.02%
Weighted average remaining life of Retained Interests (3)	5.16 years	5.15 years	5.38 years	4.79 years
Aggregate principal losses assumed (4)	2.37%	2.80%	2.88%	3.03%
Constant prepayment rate assumption	8.0%	9.0%	9.0%	10.0%
Discount rate assumptions	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%	7.8% to 11.6%
Value of Retained Interests	$11,174	$5,871	$5,293	$8,698
At December 31, 2006:
Principal outstanding on sold loans	$29,018	$9,161	$15,510	$25,480
Structured Notes balance outstanding	$23,597	$6,562	$12,740	$22,182
Cash in the collection account	$303	$59	$112	$1,544
Cash in the reserve account	$1,710	$622	$932	$1,611
Weighted average interest rate on loans (1)	9.54%	9.70%	9.55%	L+4.02%
Constant prepayment rate assumption (5)	18.00%	18.00%	18.00%	16.00%
Discount rate assumptions (6)	7.7% to 12.4%	7.9% to 12.6%	7.7% to 12.4%	8.2% to 12.5%
Weighted average remaining life of Retained Interests (3)	2.36 years	1.25 years	2.10 years	2.53 years
Aggregate principal losses assumed (4)	1.45%	—%	1.42%	1.36%
Aggregate principal losses to date (7)	0.33%	0.56%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).

(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

(3)	The weighted average remaining life of Retained Interests was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial or remaining principal balance, as applicable.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.0%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed for the year ending December 31, 2007 for those structured loan sale transactions with no current potential impaired loans.

(5)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(6)	Discount rates utilized were (i) 7.7% to 8.2% for our required overcollateralization, (ii) 9.4% to 9.6% for our reserve funds and (iii) 12.4% to 12.6% for our interest-only strip receivables.

(7)	Represents aggregate principal losses incurred to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2001 Joint Venture, represents the loss on a delinquent loan receivable with a “charged-off” status repurchased by PMC Commercial.

PMC COMMERCIAL TRUST A ND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to the Acquired Structured Loan Sale Transactions was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
At February 29, 2004:
Principal amount of sold loans	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
Structured Notes balance outstanding	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
Interest rate on the Structured Notes (1)	P- 1%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans (1)	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
Weighted average remaining life of Retained Interests (3)	3.17 years	2.95 years	2.96 years	3.89 years	4.04 years	4.63 years
Aggregate principal losses assumed (4)	3.38%	2.32%	4.19%	5.51%	3.51%	3.10%
Constant prepayment rate assumption (5)	12.00%	14.00%	14.00%	11.00%	10.00%	10.00%
Discount rate assumptions	4.0% to 11.9%	7.1% to 11.8%	7.2% to 11.9%	7.2% to 11.9%	7.3% to 12.0%	7.3% to 11.8%
At December 31, 2006:
Principal outstanding on sold loans	$11,795	$15,060	$8,561	$17,931	$17,133	$38,631
Structured Notes balance outstanding	$11,757	$11,579	$5,860	$15,875	$12,877	$32,954
Cash in the collection account	$806	$245	$79	$1,296	$211	$417
Cash in the reserve account	$1,335	$1,215	$563	$1,123	$1,037	$2,334
Weighted average interest rate of loans (1)	P+0.96%	9.07%	9.00%	9.67%	9.52%	L+4.02%
Discount rate assumptions (6)	9.3% to 12.4%	7.7% to 12.4%	7.7% to 12.4%	7.7% to 12.4%	7.7% to 12.4%	8.2% to 12.4%
Constant prepayment rate assumption (5)	16.00%	18.00%	18.00%	18.00%	18.00%	16.00%
Weighted average remaining life of Retained Interests (3)	2.52 years	2.10 years	2.28 years	1.70 years	2.34 years	2.88 years
Aggregate principal losses assumed (4)	1.71%	1.82%	1.39%	1.20%	1.79%	1.48%
Aggregate principal losses to date (7)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

(3)	The weighted average remaining life of Retained Interests was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.0% to 1.5%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the year ending December 31, 2007 for those structured loan sale transactions with no current potential impaired loans.

(5)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(6)	The discount rates utilized on the components of our Retained Interests (as described below) were (i) 7.7% to 9.3% for our required overcollateralization, (ii) 9.4% for our reserve funds and (iii) 12.4% for our interest-only strip receivables.

(7)	Represents aggregate principal losses incurred to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.
Approximately 94% of the loans sold to the QSPEs were concentrated in the limited service hospitality industry and approximately 24% were to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 2006.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2006, one of the loans sold to the QSPEs with a principal balance of approximately $3.5 million, included in our Originated Structured Loan Sale Transactions, was delinquent 60 days as to payment of principal and interest. If we had to liquidate this loan, the loss could exceed estimates and the estimated fair value of our Retained Interests would decline.
First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs (“Excess Spread”). At December 31, 2006, the aggregate principal balance of First Western’s serviced loans receivable on which we had an Excess Spread was approximately $39.2 million and the weighted average Excess Spread was approximately 0.6%. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at December 31, 2006 included a prepayment speed of 20% per annum and a discount rate of 12.4%.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our Retained Interests consisted of the following:

	At December 31, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$652	$652	$641
1998 Partnership	699	1,094	321	2,114	2,013
1999 Partnership	3,795	973	311	5,079	4,932
2000 Joint Venture	8,763	2,058	728	11,549	10,295
2001 Joint Venture	6,844	1,627	768	9,239	8,788
2002 Joint Venture	7,649	1,700	1,066	10,415	9,751
2003 Joint Venture	10,817	3,316	2,543	16,676	16,048

	$38,567	$10,768	$6,389	$55,724	$52,468

	At December 31, 2005
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$779	$779	$741
1998 Partnership	915	1,048	412	2,375	2,306
1999 Partnership	3,885	955	499	5,339	5,240
2000 Joint Venture	8,953	2,231	892	12,076	10,809
2001 Joint Venture	7,227	2,619	2,440	12,286	11,023
2002 Joint Venture	7,890	2,147	1,831	11,868	10,803
2003 Joint Venture	10,878	4,304	3,086	18,268	17,550

	$39,748	$13,304	$9,939	$62,991	$58,472

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following sensitivity analysis of our Retained Interests at December 31, 2006 highlights the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$54,157	($1,567)
Losses increase by 100 basis points per annum (2)	$52,583	($3,141)
Rate of prepayment increases by 5% per annum (3)	$55,136	($ 588)
Rate of prepayment increases by 10% per annum (3)	$54,709	($1,015)
Discount rates increase by 100 basis points	$54,127	($1,597)
Discount rates increase by 200 basis points	$52,595	($3,129)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.

(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2006 and 2005, our consolidated balance sheets do not include $207.7 million and $276.1 million in assets, respectively, and $156.5 million and $220.8 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2006, the partners’ capital of our QSPEs was approximately $51.2 million compared to the estimated value of the associated Retained Interests of approximately $55.1 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information summarizes the financial position of the QSPEs at December 31, 2006 and 2005:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)

Loans receivable, net	$11,784	$15,969	$15,060	$20,203	$37,579	$42,263

Total assets	$13,978	$17,682	$16,608	$21,947	$40,484	$48,253

Structured Notes	$11,757	$15,240	$11,579	$16,795	$29,457	$36,697

Total liabilities	$11,829	$15,314	$11,644	$16,889	$29,546	$36,809

Partners’ capital	$2,149	$2,368	$4,964	$5,058	$10,938	$11,444

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2006	2005	2006	2005	2006	2005
	(In thousands)

Loans receivable, net	$27,092	$49,175	$32,643	$42,843	$64,111	$75,566

Total assets	$31,065	$52,918	$35,257	$46,256	$70,333	$89,017

Structured Notes	$22,437	$42,731	$25,617	$35,844	$55,137	$72,782

Total liabilities	$22,497	$42,845	$25,688	$35,944	$55,288	$72,964

Partners’ capital	$8,568	$10,073	$9,569	$10,312	$15,045	$16,053

The following information summarizes the results of operations for the QSPEs:

	Years Ended December 31,
	1998 Partnership			1999 Partnership
	2006	2005	2004	2006	2005	2004
	(In thousands)

Interest income	$1,329	$1,363	$1,174	$1,620	$2,005	$2,624

Total revenues	$1,414	$1,410	$1,203	$1,816	$2,180	$2,979

Reduction of losses	$(14)	$(10)	$(206)	$—	$—	$—

Interest expense	$924	$856	$639	$904	$1,200	$1,613

Total expenses	$966	$914	$509	$969	$1,279	$1,710

Net income	$448	$496	$694	$847	$901	$1,269

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2000 Joint Venture			2001 Joint Venture
	2006	2005	2004	2006	2005	2004
	(In thousands)

Interest income	$3,920	$4,680	$5,729	$3,783	$5,185	$5,990

Total revenues	$4,128	$5,295	$6,534	$4,390	$5,843	$6,097

Provision for (reduction of) losses	$(17)	$17	$84	$182	$(415)	$812

Interest expense	$2,343	$2,977	$3,791	$2,066	$2,945	$3,588

Total expenses	$2,460	$3,155	$4,068	$2,376	$2,703	$4,604

Net income	$1,668	$2,140	$2,466	$2,014	$3,140	$1,493

	Years Ended December 31,
	2002 Joint Venture			2003 Joint Venture
	2006	2005	2004	2006	2005	2004
	(In thousands)

Interest income	$3,924	$4,681	$5,417	$6,791	$6,408	$5,403

Total revenues	$4,261	$5,070	$6,165	$7,157	$6,603	$5,886

Provision for (reduction of) losses	$—	$204	$364	$(6)	$6	$—

Interest expense	$2,172	$2,666	$3,380	$3,923	$3,485	$2,403

Total expenses	$2,303	$3,024	$3,927	$4,152	$3,771	$2,722

Net income	$1,958	$2,046	$2,238	$3,005	$2,832	$3,164

The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 14.1%, 13.8% and 11.5% during 2006, 2005 and 2004, respectively.
Servicing fee income for the years ended December 31, 2006, 2005 and 2004 for loans held by the QSPEs was approximately $676,000, $833,000 and $781,000, respectively. We have not established a servicing asset or liability related to the loans held by the QSPEs as the servicing fees are considered adequate compensation.
We received approximately $14.6 million, $15.4 million and $15.1 million in cash distributions from the Joint Ventures during 2006, 2005 and 2004, respectively.
During November 2006, PMC Commercial repurchased a loan from the 2001 Joint Venture which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $1.5 million. The estimated fair value of the loan receivable included on our consolidated balance sheet was approximately $1.3 million at December 31, 2006.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Restricted Investments:
Restricted investments consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Structured noteholders and Conduit Facility reserve accounts	$542	$1,927
Structured noteholders and Conduit Facility collection accounts	448	483
Capital expenditures account	—	1,104
Other	5	18

	$995	$3,532

The structured noteholders and Conduit Facility reserve and collection accounts represented cash collected that had not yet been remitted to the noteholders or holder and reserve account balances that were required to be held as collateral on behalf of the noteholders or holder. The Conduit Facility reserve account is equal to 2% of borrowings outstanding under the facility. The collection and reserve accounts consist of cash and liquid money market funds.
The capital expenditures account represented restricted investments maintained pursuant to our lease agreement with Arlington. Upon lease rejection in January 2006, these funds were no longer restricted.
Note 8. Other Assets:
Other assets consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Deferred borrowing costs, net	$1,069	$1,340
Interest receivable	1,016	698
Assets acquired in liquidation	975	1,014
Investment in Preferred Trust	820	820
Prepaid expenses and deposits	614	653
Other	444	382

Other assets	$4,938	$4,907

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Debt:
Information on our debt was as follows:

	At December 31,					Weighted Average
	2006		2005		Current	Coupon Rate
	Face	Carrying	Face	Carrying	Range of	at December 31,
	Amount	Value	Amount	Value	Maturities	2006	2005
	(In thousands, except footnote)
Notes and debentures payable:
Debentures	$8,190	$8,161	$15,500	$16,125	2013 to 2015	5.90%	7.10%
Mortgage notes (1)	2,642	2,642	11,473	11,473	2011 to 2017	8.02%	7.45%
Structured notes	—	—	5,167	5,167	N/A	N/A	6.37%

	10,832	10,803	32,140	32,765

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	8.62%	7.27%

Credit facilities:
Conduit Facility	26,968	26,968	24,205	24,205	2008	6.35%	5.26%
Revolving credit facility	—	—	—	—	2007	N/A	N/A

	26,968	26,968	24,205	24,205

Redeemable preferred stock of subsidiary	4,000	3,668	4,000	3,575	2009 to 2010	4.00%	4.00%

Debt	$68,870	$68,509	$87,415	$87,615

(1)	Debt outstanding at December 31, 2006 does not include a mortgage note with a principal balance of approximately $1.3 million and a fixed interest rate of 8.5% due January 1, 2011 of an unconsolidated VIE. The mortgage note is included in debt outstanding at December 31, 2005.
Principal payments required on our consolidated debt at December 31, 2006 were as follows (face amount):

Years Ending
December 31,	Total
(In thousands)
2007	$142
2008	27,121
2009	2,166
2010	2,180
2011	1,042
Thereafter	36,219

$68,870

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA, have a weighted average cost of funds of 6.0% and semi-annual interest only payments. On September 1, 2006, we prepaid, without penalty, approximately $7.3 million of fixed-rate SBA debentures. The unamortized premiums at the date of repayment of $563,000 were recorded as gain on early extinguishment of debt.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Notes
As of December 31, 2006, we had mortgage notes, each collateralized by a hotel property. During 2006, we sold one hotel property with a mortgage note of approximately $1.5 million and the mortgage was repaid. These mortgages are amortized over 20 years, mature from January 2011 to December 2017 and have restrictive provisions which provide for substantial prepayment penalties. At December 31, 2006 and 2005, approximately $1.4 million and $3.0 million, respectively, of our mortgage notes were guaranteed by PMC Commercial.
Structured Notes
In June 1998, PMC Commercial formed PMCT Trust, a bankruptcy remote partnership that completed a private placement of fixed-rate loan-backed notes. We exercised our option and the structured notes were repaid on December 1, 2006.
Junior Subordinated Notes
In connection with the formation of the Preferred Trust, during 2005, PMC Commercial issued Junior Subordinated Notes which are subordinated to PMC Commercial’s existing debt. The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25% (computed on a 360-day year). The Junior Subordinated Notes may be redeemed at par at our option beginning on March 30, 2010. Interest payments are due on a quarterly basis.
Conduit Facility
During 2005, we entered into a three-year $100.0 million Conduit Facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating 1% over LIBOR and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. During February 2007, the interest rate was modified to a rate approximating 85 basis points over LIBOR. The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the Conduit Facility has cross default provisions with the revolving credit facility. At December 31, 2006, approximately $43.6 million of our loans were owned by PMC Conduit. We had availability of approximately $7.4 million under the conduit facility at December 31, 2006 without additional sales of loans to PMC Conduit. At December 31, 2006, we were in compliance with the covenants of this facility.
Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2007 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At December 31, 2006, we were in compliance with the covenants of this facility.
Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA pursuant to the SBIA.
The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we classified the 4% Preferred Stock as a liability on our consolidated balance sheet. The 4% Preferred Stock was valued at $3,420,000 on the merger date. Dividends of approximately $160,000 were recognized on the 4% Preferred Stock during both 2006 and 2005 and are included in interest expense in our consolidated statement of income.
Interest Paid
During 2006, 2005 and 2004 interest paid was approximately $5,430,000, $5,378,000, and $4,727,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Cumulative Preferred Stock of Subsidiary:
PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA.
PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 on the merger date. Dividends of approximately $90,000 were recognized on the 3% Preferred Stock during both 2006 and 2005 and are reflected in our consolidated statements of income as minority interest.
Note 11. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,748,000, 10,874,000 and 10,134,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 3,000, 5,000 and 18,000 shares, respectively, during 2006, 2005 and 2004 for the dilutive effect of stock options.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 61,000, 74,000 and 60,000 common shares during 2006, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the stock.
Note 12. Dividends Paid and Declared:
During 2006, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2006	April 10, 2006	$0.30	Regular
June 30, 2006	July 10, 2006	0.30	Regular
September 29, 2006	October 10, 2006	0.30	Regular
December 29, 2006	January 8, 2007	0.30	Regular
December 29, 2006	January 8, 2007	0.10	Special

		$ 1.30

In March 2007, the Board of Trust Managers declared a $0.30 per share quarterly dividend to common shareholders of record on March 30, 2007 which will be paid on April 9, 2007.
We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In order to meet our 2006 taxable income distribution requirements, we may make an election under the Code to treat a portion of the distributions declared and paid in 2007 as distributions of 2006’s taxable income.
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
The following reconciles our net income to REIT taxable income:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net income	$15,684	$11,297	$24,781
Less: TRS net income, net of tax	(1,280)	(1,414)	(145)
Add: book depreciation	231	1,240	1,872
Less: tax depreciation	(508)	(1,483)	(1,935)
Book/tax difference on property sales	171	(350)	135
Book/tax difference on Retained Interests, net	1,973	1,880	3,557
Impairment losses	968	2,210	—
Negative goodwill	—	—	(11,593)
Book/tax difference on amortization and accretion	(641)	(264)	(221)
Asset valuation	(890)	181	(516)
Other book/tax differences, net	(59)	(9)	317

REIT taxable income	$15,649	$13,288	$16,252

Distributions declared	$13,975	$13,569	$14,140

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2006		2005		2004
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Ordinary income	$1.244	95.69%	$1.194	95.52%	$1.400	100.00%
Capital gains	0.056	4.31%	0.056	4.48%	—	—

	$1.300	100.00%	$1.250	100.00%	$1.400	100.00%

Income tax provision related to the TRS’s consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Federal:
Current provision	$502	$680	$152
Deferred provision (benefit)	147	(22)	(36)

Income tax provision	$649	$658	$116

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Income before income taxes for TRS’s	$1,929	$2,072	$261

Expected Federal income tax provision	$676	$725	$91
Preferred dividend of subsidiary recorded as minority interest	31	31	25
Change in valuation allowance	—	(112)	—
Other adjustments	(58)	14	—

Income tax provision	$649	$658	$116

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax asset were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Deferred tax assets:
Retained Interests	$161	$97	$76
Loans receivable	94	148	105
Servicing asset	69	132	188
Premiums on acquired debentures payable	—	106	133
Operating loss carryforwards	—	8	112
Other	—	12	4

Total gross deferred tax assets	324	503	618
Valuation allowance	—	—	112

	324	503	506

Deferred tax liabilities:
Discounts on acquired redeemable preferred stock of subsidiary and debentures payable	121	154	179

Total gross deferred tax liabilities	121	154	179

Deferred tax asset, net	$203	$349	$327

The net operating loss carryforwards at December 31, 2004 were generated by PMC Funding and were available to offset future taxable income of PMC Funding. At the time of the merger, management believed that we would not realize the benefit of PMC Funding’s net operating loss carryforwards and a valuation allowance was established. We realized the full benefit of these net operating loss carryforwards during 2005 and the valuation allowance was reversed.
We paid $845,000 and $467,500 in income taxes during 2006 and 2005, respectively.
Note 14. Other Income:
Other income consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Prepayment fees	$1,653	$590	$656
Servicing income (1)	1,025	1,222	1,142
Premium income (2)	499	618	526
Other loan related income	403	646	475
Equity in earnings of unconsolidated subsidiaries	76	45	—
Debt release income	—	—	175

Other income	$3,656	$3,121	$2,974

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market.

(2)	Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Discontinued Operations:
Discontinued operations of our hotel properties (12 hotel properties, 15 hotel properties and 17 hotel properties during 2006, 2005 and 2004, respectively) and assets acquired in liquidation (primarily three limited service hospitality properties during 2005 and 2006) consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Hotel and Lease Operations:
Revenues:
Hotel operating revenues	$1,115	$624	$—
Lease income — base and other	145	2,899	4,647
Straight-line rental income	—	922	516
Lease termination fee income	—	—	624

Total revenues	1,260	4,445	5,787

Expenses:
Hotel operating expenses	1,070	563	—
Interest expense (1)	119	598	676
Depreciation	9	959	1,556
Property tax expense	—	895	—
Advisory fees	—	—	51

Total expenses	1,198	3,015	2,283

Net earnings, hotel and lease operations	62	1,430	3,504

Assets Acquired in Liquidation Operations:
Revenues	224	124	15
Expenses	220	117	2

Net earnings, assets acquired in liquidation operations	4	7	13

Total net earnings	66	1,437	3,517

Net gain (loss) on sales of real estate	2,064	2,256	(252)

Impairment losses	(94)	(1,774)	—

Discontinued operations	$2,036	$1,919	$3,265

(1)	Represents interest expense on the mortgages payable related to hotel properties included in discontinued operations. The mortgages payable were either repaid as a result of the sales or as they matured. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property sales included in discontinued operations consisted of the following:

	Years Ended December 31,
	2006 (1)	2005 (1)	2004
	(In thousands, except number of property sales and footnote)
Properties sold:
Hotel properties	10	6	2
Assets acquired in liquidation	8	4	7

	18	10	9

Hotel Properties:
Sales proceeds	$20,553	$12,804	$3,513
Cost of sales	(17,488)	(11,508)	(3,983)
Deferred gains, net	(1,174)	—	—

	1,891	1,296	(470)

Assets Acquired in Liquidation:
Sales proceeds	4,124	5,978	3,052
Cost of sales	(3,896)	(4,673)	(2,834)
Deferred gains, net	(55)	(345)	—

	173	960	218

Net gain (loss) on sales of real estate	$2,064	$2,256	$(252)

(1)	We financed the sale of certain of these properties through origination of loans aggregating $19,844,000 and $6,969,000 during 2006 and 2005, respectively. As the down payment received was not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains.
Note 16. Dividend Reinvestment and Cash Purchase Plan:
We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. We use the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan.
Note 17. Profit Sharing Plan:
We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $244,000, $244,000 and $183,000 was expensed during 2006, 2005 and 2004, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.
Note 18. Share-Based Compensation Plans:
At December 31, 2006, we have options outstanding under share-based compensation plans: the 2005 Equity Incentive Plan, the 1993 Employee Share Option Plan and the Trust Manager Share Option Plan. The 1993 Employee Share Option Plan and the Trust Manager Share Option Plan expired in December 2003; thus, no additional options will be issued under these plans.
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
The Trust Manager Share Option Plan was a nondiscretionary plan pursuant to which options to purchase 2,000 Common Shares were granted to certain trust managers on the date such trust manager took office. In addition, options to purchase 1,000 shares were granted on June 1 of each year through December 31, 2003. Such options were exercisable at the fair market value of the shares on the date of grant. The options granted under the Trust Manager Share Option Plan became exercisable one year after date of grant and expired if not exercised on the earlier of (1) 30 days after the option holder no longer held office for any reason or (2) within five years after date of grant. Due to expiration of the Trust Manager Share Option Plan, we did not grant any options under the Trust Manager Share Option Plan after 2003.
A summary of the status of our stock options as of December 31, 2006, 2005 and 2004 and the changes during the years ended on those dates are as follows:

	2006		2005		2004
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	170,113	$14.78	164,260	$15.86	150,876	$12.64
Granted	33,250	$12.72	36,700	$14.54	—	—
Acquired in the merger	—	—	—	—	88,483	$19.19
Exercised	(35,500)	$13.06	(9,400)	$13.13	(59,500)	$11.58
Forfeited	(2,064)	$15.29	(5,652)	$20.14	(92)	$12.97
Expired	(23,288)	$18.79	(15,795)	$24.49	(15,507)	$19.97

Outstanding, December 31	142,511	$14.06	170,113	$14.78	164,260	$15.86

Exercisable, December 31	142,511	$14.06	170,113	$14.78	164,260	$15.86

Weighted-average fair value of stock options granted during the year	$0.59		$0.69		—

The market price of our stock at December 31, 2006 is greater than certain of our stock option exercise prices (approximately 86,000 shares). The intrinsic value of these stock options outstanding or exercisable at December 31, 2006 was approximately $129,000.
Upon notification of intent to exercise stock options, our policy is to first verify that the options are exercisable, then to contact our transfer agent instructing them to issue new shares and then to collect the cash proceeds. We received approximately $123,000 and $378,000 in cash proceeds related to the cash exercise of stock options during 2005 and 2004, respectively. There were no cash exercises of stock options during 2006. In addition, during 2006 and 2004 we issued 2,822 and 6,620 Common Shares, respectively to our executive officers in exchange for 35,500 and 27,750 stock options, respectively, utilizing stock-for-stock exercise provisions of our option plans.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005
Assumption:
Expected Term (years)	3.0	3.0
Risk-Free Interest Rate	4.96%	3.74%
Expected Dividend Yield	9.43%	9.16%
Expected Volatility	16.24%	16.63%
Forfeiture Rate	5.00%	5.00%
The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility, dividend yield and forfeiture rates. We recorded compensation expense of approximately $19,000 and $23,000 during 2006 and 2005, respectively, related to these option grants. No options were granted during the year ended December 31, 2004.
We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on both June 10, 2006 and June 11, 2005 at the then current market price of the shares of $12.72 and $14.54, respectively. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). There were no forfeitures of restricted shares during 2006 or 2005. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $112,000 and $83,000 during 2006 and 2005, respectively, related to our restricted share issuances. At December 31, 2006, there was approximately $52,000 of total unrecognized compensation expense related to the unvested restricted shares which will be recognized over the next one to two years.
We assumed unearned share compensation in the merger representing the intrinsic value of unvested options assumed that vest as the employees provide future services. Compensation expense was recognized over the vesting period. We recorded compensation expense of approximately $7,000 during 2004 related to these unvested options.
The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contract Life	Exercise
Exercise Prices	Outstanding	(in years)	Price
$12.72 to $14.54	119,943	2.85	$13.44
$14.90	4,000	0.67	$14.90
$17.95	18,568	0.70	$17.95

$12.72 to $17.95	142,511	2.51	$14.06

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Supplemental Disclosure of Cash Flow Information:
Our non-cash investing activities were as follows:

	Years Ended December 31,
	2006	2005	2004
		(In thousands)
Reclassification from loans receivable to assets acquired in liquidation	$3,730	$5,657	$2,115

Loans receivable originated in connection with sales of hotel properties	$17,084	$4,770	$—

Loans receivable originated in connection with the sale of assets acquired in liquidation	$2,760	$3,725	$1,800

Loan receivable established through due to affiliates, net	$—	$415	$2,126

Reduction of due to affiliate and Retained Interests	$—	$2,126	$—

Note receivable and deferred liability recorded upon sale of hotel property	$—	$197	$443

See Note 3 for information on assets acquired and liabilities assumed in connection with the merger with PMC Capital. See Note 2 for information on the deconsolidation of the assets and liabilities of PMCT Plainfield, L.P.
Note 20. Fair Values of Financial Instruments:
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$169,181	$170,044	$157,574	$158,579
Retained Interests	55,724	55,724	62,991	62,991
Cash and cash equivalents	3,739	3,739	3,967	3,967
Restricted investments	995	995	3,532	3,336
Mortgage-backed security of affiliate	643	643	833	833

Liabilities:
Notes and debentures payable	10,803	10,847	32,765	27,092
Redeemable preferred stock of subsidiary	3,668	3,760	3,575	3,575
Credit facilities	26,968	26,968	24,205	24,205
Junior Subordinated Notes	27,070	27,070	27,070	27,070
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
Note 21. Selected Quarterly Financial Data: (unaudited)
The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2006
		Income From
		Continuing	Net		Earnings
	Revenues (1)	Operations (1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$7,301	$3,224	$5,041	(2)	$0.47
Second Quarter	8,163	3,490	3,650		0.34
Third Quarter	8,324	3,945	3,976	(3)	0.37
Fourth Quarter	6,889	2,989	3,017		0.28

	$30,677	$13,648	$15,684		$1.46

	Year Ended December 31, 2005
		Income From
		Continuing	Net		Earnings
	Revenues (1)	Operations (1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$6,270	$3,151	$4,116		$0.38
Second Quarter	5,913	1,893	2,233	(4)	0.20
Third Quarter	6,337	1,442	2,004	(5)	0.19
Fourth Quarter	6,579	2,892	2,944		0.27

	$25,099	$9,378	$11,297		$1.04

(1)	Certain amounts were previously reported in continuing operations in our quarterly filings on Form 10-Q. Such amounts have been reclassified to discontinued operations in accordance with SFAS No. 144.
(2)	Includes gains of $1,877,000 from the sale of six hotel properties and three assets acquired in liquidation.
(3)	Includes a gain on extinguishment of debt of $563,000.
(4)	Includes gains of $978,000 from the sale of two hotel properties
(5)	Includes gains of $1,038,000 from the sale of two assets acquired in liquidation and two hotel properties.
Note 22. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $32.6 million at December 31, 2006, of which approximately $2.6 million were for prime-based loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.
At December 31, 2006, the majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.50% to 2.75% and over LIBOR generally ranging from 3.00% to 4.25%. The weighted average interest rate on our loan commitments and approvals at December 31, 2006 was approximately 9.1%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Amount
(In thousands)
2007	$179
2008	191
2009	203
2010	214
2011	186

$973

Rent expense, which is being recorded on a straight-line basis, amounted to approximately $186,000, $165,000 and $133,000 during 2006, 2005 and 2004, respectively.
Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2009. Annually, the agreements are renewed for new three-year terms unless prior to the end of the first year, either the Company or the executive officer provides notice to the other party of its intention not to extend the employment period beyond the current term. In the event of a change in responsibilities, as defined, during the employment period, the agreements provide for severance compensation to the executive officer in an amount equal to 2.99 times annual compensation paid to the executive officer as defined in the agreements.
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
Environmental
PMC Funding has a recorded liability of approximately $300,000 at December 31, 2006 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital through a loan with a current outstanding principal balance of approximately $475,000 which is in default. As a result, we filed a lawsuit in the State of Georgia to appoint a receiver to operate the property and determine if current environmental remediation plans are being followed. The Court has refused to appoint a receiver at the present time. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
We have significant outstanding claims against Arlington’s bankruptcy estate. Arlington has objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the leases and the Master Lease Agreement. Although the value of our claims against Arlington is significantly higher than Arlington’s claims against us, there is no assurance that we will collect our claims from Arlington nor is there any assurance we will not be required to make payments to the bankruptcy estate in connection with Arlington’s initiated claim.
In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.
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
Pursuant to SBA rules and regulations, distributions from our consolidated subsidiaries, First Western, PMCIC and Western Financial are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2006, dividends available for distribution were approximately $2.1 million.
Note 23. Business Segments:
Operating results and other financial data are presented for our reportable business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans receivable to small businesses primarily in the hospitality industry and (2) the Property Division which owns and operates certain of our hotel properties. The operations of our lending division are reviewed by our chief operating decision makers in assessing its performance, to make business decisions and to allocate resources. We do not differentiate between subsidiaries or loan programs for this purpose.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our business segment data is as follows:

	Years Ended December 31,
	2006			2005
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$19,116	$19,110	$6	$14,699	$14,699	$—
Lease income and other property income	2,171	—	2,171	942	—	942
Income from Retained Interests	9,390	9,390	—	9,458	9,458	—

Total	30,677	28,500	2,177	25,099	24,157	942

Expenses:
Interest	5,435	5,132	303	4,688	4,343	345
Depreciation	222	10	212	281	3	278
Salaries and related benefits (1)	4,739	4,502	237	4,553	4,098	455
Hotel property expenses	1,614	—	1,614	—	—	—
General and administrative	2,648	2,444	204	2,995	2,393	602
Impairments and provisions	2,195	1,270	925	2,456	765	1,691

Total	16,853	13,358	3,495	14,973	11,602	3,371

Gain on early extinguishment of debt	563	563	—	—	—	—

Income (loss) before income tax provision, minority interest, and discontinued operations	14,387	15,705	(1,318)	10,126	12,555	(2,429)

Income tax provision	(649)	(638)	(11)	(658)	(658)	—
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	—	(90)	(90)	—

Income (loss) from continuing operations	13,648	14,977	(1,329)	9,378	11,807	(2,429)

Discontinued operations:
Net gain on sales of real estate	2,064	157	1,907	2,256	960	1,296
Impairment losses	(94)	(51)	(43)	(1,774)	—	(1,774)
Net earnings	66	4	62	1,437	7	1,430

Total discontinued operations	2,036	110	1,926	1,919	967	952

Net income (loss)	$15,684	$15,087	$597	$11,297	$12,774	$(1,477)

(1)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2004
		Lending	Property
	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$11,136	$11,136	$—
Lease income	1,017	—	1,017
Income from Retained Interests	8,763	8,763	—

Total	20,916	19,899	1,017

Expenses:
Interest	3,873	3,512	361
Depreciation	316	2	314
Salaries and related benefits (1)	3,557	3,201	356
Advisory and servicing fees to affiliate, net	245	236	9
General and administrative	1,882	1,868	14
Permanent impairments on Retained Interests	1,182	1,182	—
Reduction of loan losses	(253)	(253)	—

Total	10,802	9,748	1,054

Income (loss) before income tax provision, minority interest discontinued operations and extraordinary item	10,114	10,151	(37)

Income tax provision	(116)	(116)	—
Minority interest (preferred stock dividend of subsidiary)	(75)	(75)	—

Income (loss) from continuing operations	9,923	9,960	(37)

Discontinued operations:
Net gain (loss) on sales of real estate	(252)	218	(470)
Net earnings	3,517	13	3,504

Total discontinued operations	3,265	231	3,034

Income before extraordinary item	13,188	10,191	2,997

Extraordinary item:
Negative goodwill	11,593	11,593	—

Net income	$24,781	$21,784	$2,997

(1)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.
Total assets were allocated as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Lending Division	$235,040	$232,603	$214,252
Property Division	5,364	26,589	39,588

	$240,404	$259,192	$253,840

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additions to furniture, fixtures and equipment were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Lending Division	$38	$—	$10
Property Division	65	366	595

	$103	$366	$605

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except footnotes)

		Additions
	Balance at	Charged to		Charged to				Balance at
	beginning	costs and		other				end
Description	of period	expenses		accounts		Deductions		of period
Year ended December 31, 2004:
						(258)	(1)
						(675)	(2)

Loan Loss Reserves	$675	$422		$—		$(933)		$164

Deferred Tax Asset Valuation Allowance	$—	$—		$171	(3)	$—		$171

Year ended December 31, 2005:
						(35)	(1)
						(18)	(4)
						(9)	(5)

Loan Loss Reserves	$164	$325		$—		$(62)		$427

Deferred Tax Asset Valuation Allowance	$171	$—		$—		$(171)	(6)	$—

Rent and Related Receivables Reserve	$—	$1,255	(7)	$—		$—		$1,255

Year ended December 31, 2006:
						(467)	(1)
						(71)	(4)

Loan Loss Reserves	$427	$174		$—		$(538)		$63

Rent and Related Receivables Reserve	$1,255	$925	(7)	$—		$—		$2,180

(1)	Principal written-off.
(2)	During 2004, $675,000 of previously recorded loan loss reserves was reversed due to the reduction in the expected loss on a loan collateralized by a limited service hospitality property due to repayment in full of all principal on the loan.
(3)	We acquired net operating losses in the merger with PMC Capital, Inc. which were fully reserved at acquisition.
(4)	During 2005 and 2006, previously recorded loan loss reserves were reversed due to reductions in expected losses on loans.
(5)	Represents recovery of loans previously written-off.
(6)	At the time of the merger in 2004, management believed that the benefit of the net operating loss carryforwards from one of our taxable REIT subsidiaries would not be realized and a valuation allowance was established. However, as a result of operations during 2005, we realized the full benefit of these net operating loss carryforwards and the valuation allowance was reversed.
(7)	During 2005 and 2006, we established reserves against our rent and related receivables from Arlington based on best available information provided to us through the Arlington bankruptcy proceedings.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands, except footnotes)

					Cost Capitalized						Gross Amounts at
					Subsequent			Recorded			Which Carried at
		Initial Cost			To Acquisition			Impairment (2)			Close of Period (1)
			Building	Furniture		Building	Furniture		Building	Furniture		Building	Furniture
			and	and		and	and		and	and		and	and
Description of Property	Encumbrances	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Land	Improvements	Fixtures	Total
The following are hotel properties operating as Amerihost Inns

Macomb, IL	$1,439	$194	$2,277	$180	$—	$4	$94	$—	$—	$—	$194	$2,281	$274	$2,749
Plainfield, IN	1,300	300	1,962	180	—	4	97	—	(508)	(262)	300	1,458	15	1,773
Marysville, OH	1,203	300	2,712	237	—	6	129	—	(531)	(348)	300	2,187	18	2,505

	3,942	794	6,951	597	—	14	320	—	(1,039)	(610)	794	5,926	307	7,027
Less property held by unconsolidated entity:
Plainfield, IN	(1,300)	(300)	(1,962)	(180)	—	(4)	(97)	—	508	262	(300)	(1,458)	(15)	(1,773)

	$2,642	$494	$4,989	$417	$—	$10	$223	$—	$(531)	$(348)	$494	$4,468	$292	$5,254

(1)	The aggregate cost of our real estate for Federal income tax purposes was $8,675,000 (unaudited).
(2)	Impairments were recorded during the year ended December 31, 2005.

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands)

Description of Property	Accumulated
	Depreciation -			Life on Which
	Building and			Depreciation in
The following are all hotel	Improvements;			Latest
properties operating as	Furniture and	Date of	Date of	Income Statement
Amerihost Inns	Fixtures	Construction	Acquisition	is Computed
Macomb, IL	$724	5/1/1995	3/23/1999	7 - 35 years
Plainfield, IN	64	9/1/1992	3/5/1999	7 - 35 years
Marysville, OH	116	6/1/1990	3/5/1999	7 - 35 years

	904
Less property held by unconsolidated entity:
Plainfield, IN	(64)

	$840

Schedule III
PMC COMMERCIAL TRUST AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(In thousands, except footnotes)
Gross amount carried:

		Totals

Balance at December 31, 2003		$52,549

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	595

Other (describe)	—	$595

Deductions during period:
Cost of real estate sold	$(4,913)

Other (describe)		$(4,913)

Balance at December 31, 2004		$48,231

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc	366

Other (describe)	—	$366

Deductions during period:
Cost of real estate sold	$(13,656)

Other (1)	(7,263)	$(20,919)

Balance at December 31, 2005 (2)		$27,678

Additions during period:
Acquisitions through foreclosure	$—

Other Acquisitions	—

Improvements, etc.	65

Other (describe)	—	$65

Deductions during period:
Cost of real estate sold	$(20,673)

Other (1)(3)	(1,816)	$(22,489)

Balance at December 31, 2006		$5,254

(1)	Impairment recorded.
(2)	Includes properties held for sale with a cost of $18,879,000 and accumulated depreciation of $3,409,000.
(3)	We deconsolidated an entity which owns a property on September 29, 2006 due to a new lease agreement with a significant down payment and a purchase agreement.
Accumulated Depreciation:

Balance at December 31, 2003	$9,210
Additions during period:
Depreciation expense during the period	1,870

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(931)

Balance at December 31, 2004	$10,149

Additions during period:
Depreciation expense during the period	1,236

Accumulated Depreciation:
Real estate held for sale	—
Assets sold or written-off during the period	(7,257)

Balance at December 31, 2005 (2)	$4,128

Additions during period:
Depreciation expense during the period	221

Accumulated Depreciation:
Real estate held for sale	—
Reduction due to deconsolidation of entity during the period (3)	(64)
Assets sold or written-off during the period	(3,445)

Balance at December 31, 2006	$840

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006
(Dollars in thousands, except footnotes)
Conventional Loans — States 2% or greater (1) (2):

								Principal amount
Geographic	Number					Final	Carrying	of loans subject to
Dispersion of	of	Size of Loans		Interest Rate		Maturity	Amount of	delinquent principal
Collateral	Loans	From	To	Variable	Fixed	Date	Mortgages	or "interest"
Texas	12	$0	$1,000	9.12% to 9.87%	10.50%	11/30/06--2/25/24	$ 6,289	$ —
Texas	9	$1,000	$2,000	8.62% to 9.37%	NA	3/04/07--8/13/26	13,831	—
Texas	3	$2,000	$3,000	8.62%	8.35%	11/29/26--12/04/26	7,985	—
Texas	1	$3,000	$4,000	NA	8.35%	11/29/26	3,473	—
Ohio	1	$0	$1,000	NA	9.00%	3/02/18	940	—
Ohio	6	$1,000	$2,000	9.12% to 10.12%	8.28%	12/29/06--5/30/26	8,789	—
Ohio	2	$2,000	$3,000	9.37%	8.28%	2/05/24--10/30/26	5,396	—
Michigan	4	$1,000	$2,000	9.12% to 9.37%	NA	8/26/25--5/30/26	6,156	—
Michigan	2	$3,000	$4,000	8.87%	NA	11/02/26	7,323	—
Florida	1	$0	$1,000	9.25%	NA	11/01/25	220	—
Florida	2	$1,000	$2,000	NA	9.50%	3/02/07--10/01/26	2,911	—
Florida	1	$2,000	$3,000	NA	8.24%	1/01/24	2,767	—
Florida	1	$3,000	$4,000	9.25%	NA	11/01/25	3,190	—
Arizona	2	$0	$1,000	9.37% to 9.62%	NA	5/01/23--7/29/25	1,691	—
Arizona	1	$1,000	$2,000	9.87%	NA	9/29/24	1,297	—
Arizona	1	$2,000	$3,000	9.62%	NA	12/21/25	2,500	—
Arizona	1	$3,000	$4,000	9.37%	NA	10/13/25	3,056	—
Alabama	1	$0	$1,000	NA	9.50%	10/27/18	542	—
Alabama	1	$1,000	$2,000	9.62%	NA	12/02/24	1,104	—
Alabama	1	$2,000	$3,000	9.37%	NA	3/01/26	2,891	—
Alabama	1	$3,000	$4,000	9.37%	NA	10/01/26	3,016	—
Virginia	1	$0	$1,000	9.37%	NA	1/13/26	299	—
Virginia	3	$1,000	$2,000	9.37%	NA	2/28/23--10/04/24	4,033	—
Virginia	1	$3,000	$4,000	9.62%	NA	6/29/24	3,062	—
California	2	$0	$1,000	NA	8.5% to 11.25%	6/29/07--10/01/09	870	—
California	2	$1,000	$2,000	9.11% to 9.62%	NA	9/18/23--12/13/26	3,822	—
California	1	$2,000	$3,000	9.75%	NA	12/12/26	2,315	—
Oregon	2	$0	$1,000	8.87% to 9.12%	NA	9/08/25--9/15/25	1,305	—
Oregon	2	$1,000	$2,000	9.62%	9.40%	3/20/18--1/14/25	2,399	—
Oregon	1	$2,000	$3,000	9.62%	NA	9/08/25	2,416	—
New Mexico	1	$0	$1,000	9.62%	NA	3/10/23	811	—
New Mexico	2	$1,000	$2,000	9.62% to 9.87%	NA	3/04/24--5/17/24	2,584	—
New Mexico	1	$2,000	$3,000	9.37%	NA	4/15/25	2,430	—
Iowa	1	$1,000	$2,000	9.12%	NA	5/30/26	1,840	—
Iowa	1	$2,000	$3,000	9.37%	NA	5/12/23	2,811	—
Louisiana	1	$1,000	$2,000	9.25%	NA	4/16/23	1,585	—
Louisiana	1	$2,000	$3,000	9.12%	NA	11/03/25	2,986	—
New York	1	$0	$1,000	11.62%	NA	9/19/13	345	—
New York	3	$1,000	$2,000	8.87% to 9.75%	NA	4/09/23--3/01/24	4,182	—
Tennessee	3	$1,000	$2,000	9.03% to 9.87%	NA	8/01/22--11/08/25	3,813	—
Georgia(3)	2	$0	$1,000	9.87%	8.50%	11/01/04--10/10/16	1,290	473
Georgia	1	$2,000	$3,000	9.81%	NA	12/22/24	2,253
Missouri	2	$1,000	$2,000	9.37%	NA	12/15/25--3/07/26	3,341	—
Mississippi	1	$1,000	$2,000	NA	9.25%	4/14/18	1,025	—
Mississippi	1	$2,000	$3,000	9.87%	NA	9/29/23	2,190	—
Other	7	$0	$1,000	9.62% to 10.37%	9.5% to 10.25%	11/01/04--10/01/26	2,182	—
Other (4)	10	$1,000	$2,000	9.22% to 10.00%	9.5% to 9.77%	2/27/18--3/15/26	12,839	1,545

	108						$154,395 (5)	$2,018

Footnotes:

(1)	As of December 31, 2006, there were no individual mortgage loans that were 3% of the total loans outstanding. Approximately 95% of our loans are collateralized by limited service hotels.

(2)	There are nine loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.

(3)	Includes one loan with a maturity date of November 1, 2004 which is impaired and currently in default.

(4)	Includes one impaired loan with a face value of $1,545,000 and a discount of $182,000.

(5)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $155,350,000 (unaudited).

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006
(Dollars in thousands, except footnotes)
SBA 7(a) Loans — States 2% or greater(1):

								Principal amount
	Number				Final	Carrying		of loans subject to
	of	Size of Loans			Maturity	Amount of		delinquent principal
	Loans	From	To	Interest Rate(2)	Date	Mortgages		or "interest"
Texas (3)	46	$0	$500	9.25% to 11.0%	12/24/09-4/21/31	$4,639		$—
Texas (4)	5	$0	$500	8.25% to 11.0%	4/18/01-1/01/21	103		79
Texas (5)	1	$1,000	$1,500	10.50%	12/18/26	1,308		—
Georgia	6	$0	$500	9.25% to 11.0%	11/20/08-7/22/30	1,144		—
Georgia (4)	1	$500	$1,000	9.25%	6/29/24	533		—
Ohio	8	$0	$500	9.25% to 10.75%	5/11/13-3/31/30	1,123		—
Oklahoma	6	$0	$500	9.75% to 11.0%	5/27/24-8/25/30	813		—
Kansas	6	$0	$500	10.0% to 11.0%	3/17/18-9/01/26	700		—
New Mexico	1	$0	$500	11.00%	8/30/24	214		—
New Mexico (4)	1	$0	$500	8.25%	5/11/25	384		—
Missouri	4	$0	$500	10.25% to 11.0%	2/20/11-12/14/29	486		—
Florida (6)	6	$0	$500	10.00% to 11.0%	12/14/08-3/18/18	426		—
South Carolina	2	$0	$500	10.25%	10/02/17-5/30/31	360		—
Arkansas	3	$0	$500	10.25% to 11.00%	10/25/11-7/30/26	353		—
California	4	$0	$500	9.25% to 11.0%	2/28/09-8/03/21	349		—
Indiana	3	$0	$500	10.25% to 10.50%	11/19/19-3/17/25	303		—
Michigan	4	$0	$500	9.25% to 10.75%	9/15/12-10/21/16	291		—
Other	12	$0	$500	10.0% to 11.0%	11/01/08-9/29/25	1,257		—

	119					$14,786	(7)	$79

Footnotes:

(1)	Includes approximately $558,000 of loans not secured by real estate and $360,000 of loans secured by second liens on properties which are subordinated to our first liens on the respective properties.
(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)	Includes an impaired loan with a face value of $79,000 and a valuation reserve of $56,000 and a discount of $23,000.
(4)	Fixed rate loans
(5)	Loan funded, guaranteed portion of loan sold into secondary market in January 2007
(6)	Includes an impaired loan with a face value of $32,000 and a valuation reserve of $7,000.
(7)	For Federal income tax purposes, the cost basis of our loans on real estate was approximately $14,808,000 (unaudited).

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006
(In thousands, except footnotes)

Balance at December 31, 2003		$50,534

Additions during period:
New mortgage loans	53,659

Mortgage loans acquired in merger with PMC Capital, Inc.	55,144

Other — loan deemed to be repurchased from securitization	2,126

Other — reduction of bad debt expense	253

Other — accretion of loan fees and discounts	379	111,561

Deductions during period:
Collections of principal	(24,817)

Foreclosures	(2,115)

Cost of mortgages sold, net	(6,577)

Amortization of premium	—

Other — deferral for collection of commitment fees, net of costs	(352)	(33,861)

Balance at December 31, 2004		$128,234

Additions during period:
New mortgage loans (1)	58,852

Loan receivable established through due to affiliate, net	415

Other — accretion of loan fees and discounts	384	59,651

Deductions during period:
Collections of principal	(16,006)

Foreclosures	(5,657)

Cost of mortgages sold, net	(8,198)

Amortization of premium	—

Other — bad debt expense	(298)

Other — deferral for collection of commitment fees, net of costs	(152)	(30,311)

Balance at December 31, 2005		$157,574

Additions during period:
New mortgage loans (2)(3)	71,530

Other — accretion of loan fees and discounts	440	71,970

Deductions during period:
Collections of principal	(49,582)

Foreclosures	(3,730)

Cost of mortgages sold, net	(6,694)

Amortization of premium	—

Other — purchased discount	(182)

Other — bad debt expense	(103)

Other — deferral for collection of commitment fees, net of costs	(72)	(60,363)

Balance at December 31, 2006		$169,181

Footnotes:

(1)	Includes three loans of approximately $4,770,000 which were originated in connection with the sales of hotel properties and two loans of approximately $3,725,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.
(2)	Includes ten loans of approximately $17,084,000 which were originated in connection with the sales of hotel properties and two loans of approximately $2,760,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.
(3)	Includes two loans receivable totalling approximately $2,540,000 repurchased from affiliates.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 5, 1998).

2.2	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.3	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.1	1993 Employee Share Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

10.2	1993 Trust Manager Share Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.4	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.5	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital, Inc. and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.6	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.7	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.8	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

Exhibit
Number	Description
10.9	Third Amendment to Amended and Restated Master Agreement dated October 4, 2004 among PMC Commercial Trust and Arlington Hospitality, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004).

10.10	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.11	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.12	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.12 to PMC Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.13	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.1 to PMC Capital, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.14	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.15	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.16	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Employment contract with Lance B. Rosemore dated June 12, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.18	Employment contract with Andrew S. Rosemore dated June 12, 2006 (incorporated by reference to Exhibit 10.2 to the

Exhibit
Number	Description
Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.19	Employment contract with Barry N. Berlin dated June 12, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.20	Employment contract with Jan F. Salit dated June 12, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.21	Employment agreement with Ron Dekelbaum dated April 28, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.22	Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.23	Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.24	Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.25	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.26	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.27	First Amendment to employment agreement with Ron Dekelbaum dated January 12, 2006 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.28	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s

Exhibit
Number	Description
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.29	Servicing Agreement by and among PMC Conduit, L.P. as Borrower, PMC Commercial Trust as Servicer and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.30	Purchase and Contribution Agreement by and between PMC Commercial Trust as Seller and PMC Conduit, L.P. as Purchaser dated February 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.31	Credit and Security Agreement by and among PMC Conduit, L.P. as Borrower, PMC Conduit, LLC, PMC Commercial Trust as Servicer, Jupiter Securitization Corporation as the Conduit Lender, The Alternate Lenders From Time to Time Party Hereto and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.32	Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.33	Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.34	Fourth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 28, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.35	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.36	Amendment No. 1 to Credit and Security Agreement between PMC Conduit, L.P. as borrower, PMC Conduit, LLC, PMC Commercial Trust as servicer, the conduits and financial institutions from time to time party to the Credit Agreement and JPMorgan Chase Bank, National Association , as agent for the lenders dated February 6, 2006 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
10.37	Second amendment to employment agreement with Ron Dekelbaum dated July 6, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.38	Fifth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.39	Amendment No. 2 to Credit and Security Agreement between PMC Conduit, L.P. as borrower, PMC Conduit, LLC, PMC Commercial Trust as servicer, the conduits and financial institutions from time to time party to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the lenders dated February 5, 2007

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

**32.1	Section 906 Officer Certification — Chief Executive Officer

**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.
The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.