Form 10-Q
period 2007-03-31
PMC COMMERCIAL TRUST /TX
filed 2007-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of May 4, 2007, the Registrant had outstanding 10,753,803 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Loans receivable, net	$165,725	$169,181
Retained interests in transferred assets	54,813	55,724
Cash and cash equivalents	8,955	3,739
Restricted investments	2,706	995
Real estate investment held for sale, net	2,370	—
Real estate investments, net	2,002	4,414
Mortgage-backed security of affiliate	586	643
Rent and related receivables, net	329	567
Deferred tax asset, net	212	203
Other assets	5,181	4,938

Total assets	$242,879	$240,404

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Credit facilities	$27,568	$26,968
Junior subordinated notes	27,070	27,070
Mortgage notes and debentures payable	10,769	10,803
Borrower advances	4,034	3,694
Redeemable preferred stock of subsidiary	3,693	3,668
Due to affiliates, net	3,464	683
Dividends payable	3,288	4,365
Accounts payable and accrued expenses	2,073	2,578
Deferred gains on property sales	1,993	1,574
Other liabilities	1,052	810

Total liabilities	85,004	82,213

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,040,153 shares issued at March 31, 2007 and December 31, 2006, 10,753,803 shares outstanding at March 31, 2007 and December 31, 2006	110	110
Additional paid-in capital	152,198	152,178
Net unrealized appreciation of retained interests in transferred assets	3,325	3,256
Cumulative net income	140,805	137,984
Cumulative dividends	(136,232)	(133,006)

	160,206	160,522
Less: Treasury stock; at cost, 286,350 shares at March 31, 2007 and December 31, 2006	(3,231)	(3,231)

Total beneficiaries’ equity	156,975	157,291

Total liabilities and beneficiaries’ equity	$242,879	$240,404

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Revenues:
Interest income	$4,056	$3,682
Income from retained interests in transferred assets	1,901	2,253
Hotel property revenues	169	301
Other income	741	909

Total revenues	6,867	7,145

Expenses:
Interest	1,352	1,434
Salaries and related benefits	1,167	1,060
General and administrative	739	650
Provision for loss on rent and related receivables	239	300
Hotel property expenses	148	237
Provision for loan losses, net	65	51
Permanent impairments on retained interests in transferred assets	24	48

Total expenses	3,734	3,780

Income before income tax provision, minority interest and discontinued operations	3,133	3,365

Income tax provision	(142)	(84)
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)

Income from continuing operations	2,969	3,259

Discontinued operations:
Net gains on sales of real estate	27	1,877
Impairment losses	(233)	(73)
Net earnings (losses)	58	(22)

	(148)	1,782

Net income	$2,821	$5,041

Weighted average shares outstanding:
Basic	10,754	10,746

Diluted	10,767	10,746

Basic and diluted earnings per share:
Income from continuing operations	$0.27	$0.30
Discontinued operations	(0.01)	0.17

Net income	$0.26	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Net income	$2,821	$5,041

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	179	(489)
Net realized gains included in net income	(110)	(178)

	69	(667)

Comprehensive income	$2,890	$4,374

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Three Months Ended March 31, 2006
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2006	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017
Net unrealized depreciation	—	—	—	(667)	—	—	—	(667)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Issuance of restricted shares	—	—	17	—	—	—	—	17
Dividends ($0.30 per share)	—	—	—	—	—	(3,223)	—	(3,223)
Net income	—	—	—	—	5,041	—	—	5,041

Balances, March 31, 2006	10,741,921	$110	$152,064	$3,852	$127,341	$(122,254)	$(3,231)	$157,882

	Three Months Ended March 31, 2007
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2007	10,753,803	$110	$152,178	$3,256	$137,984	$(133,006)	$(3,231)	$157,291
Net unrealized appreciation	—	—	—	69	—	—	—	69
Issuance of restricted shares	—	—	20	—	—	—	—	20
Dividends ($0.30 per share)	—	—	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	2,821	—	—	2,821

Balances, March 31, 2007	10,753,803	$110	$152,198	$3,325	$140,805	$(136,232)	$(3,231)	$156,975

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$2,821	$5,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46	71
Permanent impairments on retained interests in transferred assets	24	48
Net gains on sales of real estate	(27)	(1,877)
Deferred income taxes	(9)	(36)
Provision for loan losses	65	51
Provision for losses on rent and related receivables	239	300
Impairment losses	233	73
Premium income adjustment	41	8
Amortization and accretion, net	(39)	(41)
Share-based compensation	20	17
Capitalized loan origination costs	(37)	(106)
Loans funded, held for sale	(968)	(860)
Proceeds from sale of guaranteed loans	2,045	418
Loan fees collected, net	103	80
Change in operating assets and liabilities:
Due to/from affiliates, net	(736)	(825)
Other assets	(5)	(231)
Borrower advances	340	396
Accounts payable and accrued expenses	(505)	(710)
Other liabilities	216	(291)

Net cash provided by operating activities	3,867	1,526

Cash flows from investing activities:
Loans funded	(9,584)	(3,766)
Principal collected on loans receivable	15,284	13,695
Principal collected on retained interests in transferred assets	1,227	1,712
Proceeds from assets acquired in liquidation, net	58	531
Proceeds from sales of hotel properties, net	—	2,529
Proceeds from mortgage-backed security of affiliate	70	13
Investment in retained interests in transferred assets	(253)	—
Investment in restricted investments, net	(1,711)	(925)
Purchase of furniture, fixtures and equipment	(4)	(29)

Net cash provided by investing activities	5,087	13,760

Cash flows from financing activities:
Purchase of treasury shares	—	(303)
Proceeds from (payment of principal on) credit facilities, net	600	(3,500)
Payment of principal on mortgages payable and debentures	(35)	(8,249)
Payment of dividends	(4,303)	(3,232)

Net cash used in financing activities	(3,738)	(15,284)

Net increase in cash and cash equivalents	5,216	2

Cash and cash equivalents, beginning of year	3,739	3,967

Cash and cash equivalents, end of period	$8,955	$3,969

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Interim Financial Statements:
The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of March 31, 2007 and the consolidated statements of income, comprehensive income, beneficiaries’ equity and cash flows for the three months ended March 31, 2007 and 2006 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2007 and our results of operations for the three months ended March 31, 2007 and 2006. These adjustments are of a normal recurring nature.
Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
The results for the three months ended March 31, 2007 are not necessarily indicative of future financial results.
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
Note 3. Consolidation:
We consolidate entities that we control as well as variable interest entities (“VIEs”) for which we are the primary beneficiary. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of any VIE for which we are not the primary beneficiary. All material intercompany balances and transactions have been eliminated.
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
First Western is licensed as a small business lending company that originates loans through the SBA 7(a) Guaranteed Loan Program. PMCIC and Western Financial are licensed specialized small business investment companies under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCT Trust was formed in conjunction with our 1998 structured loan financing transaction. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party managers, of our hospitality properties.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Since PMC Commercial is the primary beneficiary of PMC Conduit, it is consolidated in the financial statements of PMC Commercial.
PMC Preferred Capital Trust-A
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
PMCT Plainfield, L.P.
During 2006, we leased a hotel property owned by a separate subsidiary (PMCT Plainfield, L.P.) which was previously consolidated. The hotel property is the primary asset of the subsidiary. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000. Based on the terms of this lease agreement including the fixed price purchase option, the subsidiary was determined to be a VIE.
Since PMC Commercial is not considered to be the primary beneficiary of PMCT Plainfield, L.P., it is not consolidated in PMC Commercial’s financial statements. The equity method is used to account for our investment in PMCT Plainfield, L.P.
Note 5. Reclassifications:
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Share-Based Compensation Plans:
At March 31, 2007, we have options outstanding under share-based compensation plans. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.
We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on both June 10, 2006 and June 11, 2005 at the then current market price of the shares. Compensation expense is being recognized over the vesting period. We recorded compensation expense of approximately $20,000 and $17,000 during the three months ended March 31, 2007 and 2006, respectively, related to the restricted share issuances. As of March 31, 2007, there was approximately $32,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next year.
Note 7. Recently Issued Accounting Pronouncements:
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements” in September 2006. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.
The FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value at specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of SFAS No. 159 on our consolidated financial statements.
Note 8. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
SBIC commercial mortgage loans	$29,895	$36,243
SBA 7(a) Guaranteed Loan Program loans	13,400	14,749
Conduit Facility loans (1)	40,952	43,612
Other commercial mortgage loans	82,013	75,089

Total loans receivable	166,260	169,693
Less:
Deferred commitment fees, net	(453)	(449)
Loan loss reserves	(82)	(63)

Loans receivable, net	$165,725	$169,181

(1)	These loans are collateral for our Conduit Facility.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information on our loans receivable, net, was as follows:

	March 31, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$125,767	75.9%	9.2%	$127,931	75.6%	9.4%
Fixed-rate	23,545	14.2%	8.7%	23,419	13.9%	8.8%
Variable-rate — prime	16,413	9.9%	10.1%	17,831	10.5%	10.2%

	$165,725	100.0%	9.3%	$169,181	100.0%	9.4%

Our loans receivable were approximately 93% concentrated in the hospitality industry at March 31, 2007. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.
The activity in our loan loss reserves was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Balance, beginning of year	$63	$427
Provision for loan losses	71	89
Reduction of loan losses	(6)	(38)
Principal balances written-off, net	(46)	(430)

Balance, end of period	$82	$48

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Impaired loans requiring reserves	$106	$82
Impaired loans expected to be fully recoverable (1)	3,995	1,837

Total impaired loans	$4,101	$1,919

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Average impaired loans	$1,548	$2,891

Interest income on impaired loans (2)	$—	$70

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due according to the original contractual terms of the note.

(2)	Recorded primarily on the cash basis.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Real Estate Investments, Real Estate Investments Held for Sale and Rent and Related Receivables:
Our real estate investments consisted of the following:

	At March 31, 2007		At December 31, 2006
		Real
		Estate
	Real	Investment	Real
	Estate	Held for	Estate
	Investment	Sale	Investments
	(In thousands)
Land	$194	$300	$494
Buildings and improvements	2,281	2,187	4,468
Furniture, fixtures and equipment	273	19	292

	2,748	2,506	5,254
Accumulated depreciation	(746)	(136)	(840)

	$2,002	$2,370	$4,414

At March 31, 2007, two of the three hotel properties that we own were included in our consolidated financial statements. On September 29, 2006, we leased a hotel property owned by a separate subsidiary that was previously consolidated. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial up-front payment of $452,000. As a VIE, the subsidiary which owns the hotel property was no longer consolidated in PMC Commercial’s financial statements effective September 29, 2006.
The three hotel properties were part of a sale and leaseback transaction with Arlington Hospitality, Inc. (“AHI”) whereby we purchased the properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). During June 2005, AII filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy”). On August 31, 2005, AHI filed for Bankruptcy (the “Arlington Bankruptcy”).
In April 2007, we sold our hotel property held for sale for $2.6 million. We financed the sale of the property through origination of a loan of $2.1 million with an interest rate of LIBOR plus 3.75% and maturity and amortization periods of 20 years. In conjunction with the sale, we repaid the mortgage note collateralized by the property.
At March 31, 2007, we were marketing to sell or lease our remaining hotel property. Subsequent to quarter end, we are negotiating to sell this property and a sale is currently pending. There can be no assurance that this property will be sold.
At March 31, 2007, our rent and related receivables consisted of unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges (the “Arlington Claims”) of approximately $2,747,000 before reserves. As a result of the uncertainty and timing of collection, our claim in the Arlington Bankruptcy is well in excess of our recorded investment in the Arlington Claims.
On a quarterly basis, we perform analyses of our anticipated future proceeds related to the Arlington Bankruptcy to determine the collectibility of our investment in the rent and related receivables based on best available information provided to us. As a result, we recorded provisions for loss of approximately $239,000 and $300,000 during the three months ended March 31, 2007 and 2006, respectively. Our net recorded investment in the rent and related receivables was approximately $329,000 as of March 31, 2007. In addition, at March 31, 2007, we have recorded liabilities to Arlington of approximately $329,000. As a result of the pending settlement agreement, we do not anticipate either (1) the receipt of any significant future recoveries from Arlington or (2) having to make any payments to Arlington in connection with their asserted claims. Therefore, we anticipate that receivables and payables will be offset.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our Originated Structured Loan Sale Transactions as of March 31, 2007 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$28,675	$5,562	$15,327	$20,443
Structured Notes balance outstanding	$23,275	$2,975	$12,588	$19,454
Cash in the collection account	$350	$96	$198	$379
Cash in the reserve account	$1,683	$624	$923	$1,446
Weighted average interest rate on loans (1)	9.55%	9.63%	9.56%	L+4.02%
Discount rate assumptions (2)	7.5% to 12.2%	7.5% to 12.2%	7.5% to 12.2%	8.2% to 12.2%
Constant prepayment rate assumption (3)	18.00%	18.00%	18.00%	16.00%
Weighted average remaining life of Retained Interests (4)	2.16 years	1.50 years	2.05 years	3.02 years
Aggregate losses assumed (5)	1.44%	—%	1.43%	1.49%
Aggregate principal losses to date (6)	0.33%	0.56%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).

(2)	Discount rates utilized were (a) 7.5% to 8.2% for our required overcollateralization, (b) 9.2% for our reserve funds and (c) 12.2% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.

(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.2%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the twelve months ending March 31, 2008 for those structured loan sale transactions with no current potential impaired loans.

(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2001 Joint Venture, represents the loss on a delinquent loan receivable with a “charged-off” status repurchased by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our Acquired Structured Loan Sale Transactions as of March 31, 2007 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$10,924	$14,775	$8,432	$15,258	$16,984	$34,653
Structured Notes balance outstanding	$10,702	$11,356	$5,741	$11,397	$12,723	$29,674
Cash in the collection account	$522	$291	$84	$208	$226	$1,122
Cash in the reserve account	$1,334	$1,215	$563	$988	$1,027	$2,136
Weighted average interest rate of loans (1)	P+0.96%	9.07%	9.00%	9.62%	9.52%	L+4.02%
Discount rate assumptions (2)	7.9% to 12.2%	7.5% to 12.2%	7.5% to 12.2%	7.5% to 12.2%	7.5% to 12.2%	8.1% to 12.2%
Constant prepayment rate assumption (3)	16.00%	18.00%	18.00%	18.00%	18.00%	16.00%
Weighted average remaining life of Retained Interests (4)	2.65 years	2.08 years	2.13 years	1.48 years	2.30 years	3.01 years
Aggregate principal losses assumed (5)	1.54%	1.55%	1.41%	1.16%	1.76%	1.51%
Aggregate principal losses to date (6)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	Discount rates utilized were (a) 7.5% to 8.1% for our required overcollateralization, (b) 9.2% for our reserve funds and (c) 12.2% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.

(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 2.1%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the twelve months ending March 31, 2008 for those structured loan sale transactions with no current potential impaired loans.

(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.
At March 31, 2007, none of the loans sold to the QSPEs were delinquent over 60 days as to principal and interest.
First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At March 31, 2007, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $39.3 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at March 31, 2007 included a prepayment speed of 20% per annum and a discount rate of 12.2%.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Retained Interests consisted of the following:

	March 31, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$648	$648	$620
1998 Partnership	664	1,102	323	2,089	1,951
1999 Partnership	3,811	1,016	301	5,128	4,908
2000 Joint Venture	8,809	2,039	696	11,544	10,321
2001 Joint Venture	6,874	1,500	551	8,925	8,605
2002 Joint Venture	7,571	1,764	968	10,303	9,650
2003 Joint Venture	10,744	3,211	2,221	16,176	15,433

	$38,473	$10,632	$5,708	$54,813	$51,488

	December 31, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$652	$652	$641
1998 Partnership	699	1,094	321	2,114	2,013
1999 Partnership	3,795	973	311	5,079	4,932
2000 Joint Venture	8,763	2,058	728	11,549	10,295
2001 Joint Venture	6,844	1,627	768	9,239	8,788
2002 Joint Venture	7,649	1,700	1,066	10,415	9,751
2003 Joint Venture	10,817	3,316	2,543	16,676	16,048

	$38,567	$10,768	$6,389	$55,724	$52,468

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests as of March 31, 2007 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$53,382	($1,431)
Losses increase by 100 basis points per annum (2)	$51,986	($2,827)
Rate of prepayment increases by 5% per annum (3)	$54,386	($427)
Rate of prepayment increases by 10% per annum (3)	$54,042	($771)
Discount rates increase by 100 basis points	$53,399	($1,414)
Discount rates increase by 200 basis points	$52,038	($2,775)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at March 31, 2007 and December 31, 2006 our consolidated balance sheets do not include the $190.9 million and $207.7 million of assets, respectively, and $140.3 million and $156.5 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At March 31, 2007, the partners’ capital of the QSPEs was approximately $50.6 million compared to the value of the associated Retained Interests of $54.2 million.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following information summarizes the financial position of the QSPEs at March 31, 2007 and December 31, 2006.
Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(In thousands)
Loans receivable, net	$10,914	$11,784	$14,775	$15,060	$37,107	$37,579

Total assets	$12,840	$13,978	$16,378	$16,608	$40,022	$40,484

Structured Notes	$10,702	$11,757	$11,356	$11,579	$29,016	$29,457

Total liabilities	$10,767	$11,829	$11,420	$11,644	$29,103	$29,546

Partners’ capital	$2,073	$2,149	$4,958	$4,964	$10,919	$10,938

	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(In thousands)
Loans receivable, net	$20,820	$27,092	$32,311	$32,643	$55,096	$64,111

Total assets	$22,833	$31,065	$34,920	$35,257	$63,918	$70,333

Structured Notes	$14,372	$22,437	$25,311	$25,617	$49,128	$55,137

Total liabilities	$14,409	$22,497	$25,381	$25,688	$49,263	$55,288

Partners’ capital	$8,424	$8,568	$9,539	$9,569	$14,655	$15,045

The following information summarizes the results of operations of the QSPEs.
Summary of Operations:

	Three Months Ended March 31,
	1998 Partnership		1999 Partnership		2000 Joint Venture
	2007	2006	2007	2006	2007	2006
	(In thousands)
Interest income	$282	$343	$352	$445	$902	$1,013

Total revenues	$300	$344	$355	$459	$908	$1,016

Reduction of losses	$(1)	$(1)	$—	$—	$—	$(17)

Interest expense	$203	$236	$189	$265	$532	$625

Total expenses	$214	$250	$203	$284	$563	$644

Net income	$86	$94	$152	$175	$345	$372

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2001 Joint Venture		2002 Joint Venture		2003 Joint Venture
	2007	2006	2007	2006	2007	2006
	(In thousands)
Interest income	$614	$1,124	$793	$1,041	$1,570	$1,687

Total revenues	$771	$1,348	$806	$1,049	$1,705	$1,706

Reduction of losses	$—	$—	$—	$—	$—	$(6)

Interest expense	$315	$640	$425	$595	$873	$949

Total expenses	$338	$679	$451	$630	$926	$1,006

Net income	$433	$669	$355	$419	$779	$700

The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 11.9% and 13.2% during the three months ended March 31, 2007 and 2006, respectively.
Servicing fee income for the three months ended March 31, 2007 and 2006 for loans held by the QSPEs was approximately $142,000 and $186,000, respectively. We have not established a servicing asset or liability related to the loans held by the QSPEs as the servicing fees are considered adequate compensation.
We received approximately $3.1 million and $4.0 million in cash distributions from the QSPEs during the three months ended March 31, 2007 and 2006, respectively.
During March 2007, PMC Commercial repurchased a loan from the 2003 Joint Venture which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $3.5 million. We foreclosed on the underlying collateral of the loan, a full service hospitality property, during May 2007. We received a deposit on the sale of the property during May 2007 and expect the sale to close during the second quarter of 2007. No loss is expected on the sale.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Other Assets:
Other assets consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets acquired in liquidation, net (1)	$1,218	$975
Deferred borrowing costs, net	1,012	1,069
Interest receivable	904	1,016
Investment in Preferred Trust	820	820
Prepaid expenses and deposits	663	614
Investment in PMCT Plainfield, L.P.	68	6
Other	496	438

Other assets	$5,181	$4,938

(1)	During May 2007, we received a deposit on the sale of our asset acquired in liquidation. We expect the sale to close during the second quarter of 2007 and no loss is expected on the sale.
Note 12. Debt:
Information on our debt was as follows:

						Weighted Average
	March 31, 2007		December 31, 2006			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	March 31,	December 31,
	Amount	Value	Amount	Value	Maturities	2007	2006
	(Dollars in thousands, except footnotes)
Mortgage notes and debentures payable:
Debentures	$8,190	$8,162	$8,190	$8,161	2013 to 2015	5.90%	5.90%
Mortgage notes (1)	2,607	2,607	2,642	2,642	2011 to 2017	8.02%	8.02%

	10,797	10,769	10,832	10,803

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	8.61%	8.62%

Credit facilities:
Conduit Facility	24,968	24,968	26,968	26,968	2008	6.34%	6.35%
Revolving credit facility	2,600	2,600	—	—	2007	7.50%	N/A

	27,568	27,568	26,968	26,968

Redeemable preferred stock of subsidiary	4,000	3,693	4,000	3,668	2009 to 2010	4.00%	4.00%

Debt	$69,435	$69,100	$68,870	$68,509

(1)	Does not include a mortgage note with a principal balance of approximately $1.3 million and a fixed interest rate of 8.5% due January 1, 2011 of an unconsolidated subsidiary.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal payments required on our consolidated debt at March 31, 2007 were as follows (face amount):

Twelve Months
Ending March 31,	Total
(In thousands)
2008 (1)	$28,840
2009	90
2010	2,097
2011	2,105
2012	113
Thereafter	36,190

$69,435

(1) Includes the repayment of a $1.2 million mortgage note on April 2, 2007.
Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures have a weighted average cost of funds of approximately 6.0% and require semi-annual interest only payments.
Mortgage Notes
The mortgage notes collateralize our hotel properties, are amortized over 20 years, mature in January 2011 and December 2017 and have restrictive provisions which provide for substantial prepayment penalties. During April 2007, we repaid one of the mortgage notes due January 2011 with a principal balance of approximately $1.2 million. As a result of the prepayment, we incurred a fee of approximately $167,000. At both March 31, 2007 and December 31, 2006, approximately $1.4 million of our mortgage notes were guaranteed by PMC Commercial.
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
Conduit Facility
During 2005, we entered into a three-year $100.0 million Conduit Facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 0.85% and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold and has minimum collateral requirements. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At March 31, 2007, we were in compliance with the covenants of this facility.
Revolving Credit Facility
PMC Commercial has a revolving credit facility that matures in December 2007 and provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At March 31, 2007, we were in compliance with the covenants of this facility.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 4% Preferred Stock is held by the SBA pursuant to the SBIA.
The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have classified the 4% Preferred Stock as a liability on our consolidated balance sheet. Dividends of approximately $40,000 were recognized on the 4% Preferred Stock during both the three months ended March 31, 2007 and 2006 and are included in interest expense on our consolidated statements of income.
Note 13. Cumulative Preferred Stock of Subsidiary:
PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA.
PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $22,000 were recognized on the 3% Preferred Stock during both the three months ended March 31, 2007 and 2006 and are reflected in our consolidated statements of income as minority interest.
Note 14. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,754,000 and 10,746,000 for the three months ended March 31, 2007 and 2006, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 13,000 shares during the three months ended March 31, 2007 for the dilutive effect of options to purchase common shares. During the three months ended March 31, 2006, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as all options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 19,000 and 170,000 common shares during the three months ended March 31, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 15. Dividends Declared:
The Board of Trust Managers declared a $0.30 per share quarterly dividend to common shareholders of record on March 30, 2007, which was paid on April 9, 2007.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles our net income to REIT taxable income:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
Net income	$2,821	$5,041
Less: TRS net income, net of tax	(244)	(178)
Add: Book depreciation	46	71
Less: Tax depreciation	(57)	(334)
Book/tax difference on Retained Interests, net	294	228
Book/tax difference on property sales	419	350
Impairment losses	233	43
Provision for loss on rent and related receivables	239	300
Book/tax difference on amortization and accretion	(74)	(37)
Asset valuation	(302)	(889)
Other book/tax differences, net	264	42

REIT taxable income	$3,639	$4,637

Distributions declared	$3,226	$3,223

Dividends declared per share	$0.30	$0.30

     Income tax provision related to the TRS’s consists of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Federal:
Current provision	$151	$120
Deferred benefit	(9)	(36)

Income tax provision	$142	$84

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Income before income taxes for TRS’s	$386	$262

Expected Federal income tax provision	$134	$92
Preferred dividend of subsidiary recorded as minority interest	8	8
Other adjustment	—	(16)

Income tax provision	$142	$84

The components of the net deferred tax asset were as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Retained Interests	$167	$161
Loans receivable	91	94
Servicing asset	53	69
Operating loss carryforwards	13	—

Total gross deferred tax assets	324	324

Deferred tax liabilities:
Discount on acquired redeemable preferred stock of subsidiary and debentures payable	112	121

Total gross deferred tax liabilities	112	121

Deferred tax asset, net	$212	$203

Our operating loss carryforwards were generated by PMC Properties and are available to offset future taxable income of PMC Properties. Based on estimates of future pretax earnings for the properties, management believes that we will realize the full benefit of these net operating loss carryforwards. The net operating loss carryforwards expire in 2027.
The FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” in July 2006. FIN 48 clarifies the accounting and disclosure for uncertainty in income tax positions, as defined, imposes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are subject to the provisions of FIN 48 as of January 1, 2007, and to the extent applicable, have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in those jurisdictions. We have identified our federal tax returns and our state returns in Texas as “major” tax jurisdictions, as defined. The periods subject to examination for our federal tax returns and state returns in Texas are the 2003 through 2006 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with FIN 48, we have established a policy on classification of penalties and interest related to audits of our federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of income before income tax provision, minority interest and discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense and interest paid or received will be recorded in interest expense or interest income, respectively, in the statement of income.
Note 17. Other Income:
Other income consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Prepayment fees	$248	$446
Servicing income (1)	214	280
Premium income (2)	160	34
Other loan related income	63	98
Equity in earnings of unconsolidated subsidiaries	24	16
Lease income	—	35
Other	32	—

Other income	$741	$909

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market.

(2)	Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 18. Discontinued Operations:
Discontinued operations of our hotel properties (one and 13 hotel properties during the three months ended March 31, 2007 and 2006, respectively) and assets acquired in liquidation (primarily three and two limited service hospitality properties during the three months ended March 31, 2007 and 2006, respectively) consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Hotel and Lease Operations:
Revenues:
Hotel operating revenues	$192	$841
Lease income — base and other	—	168

Total revenues	192	1,009

Expenses:
Hotel operating expenses	124	834
Interest expense (1)	26	133
Depreciation	19	28

Total expenses	169	995

Net earnings, hotel and lease operations	23	14

Assets Acquired in Liquidation Operations:
Revenues	91	129
Expenses	56	165

Net earnings (losses), assets acquired in liquidation operations	35	(36)

Total net earnings (losses)	58	(22)

Net gains on sales of real estate	27	1,877

Impairment losses	(233)	(73)

Discontinued operations	$(148)	$1,782

(1)	Represents interest expense on the mortgages payable related to our Amerihost hotel properties included in discontinued operations. No additional interest expense was allocated to discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 19. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Non-cash investing activities:
Loan receivable originated through due to affiliate	$3,486	$—

Reclassification from loans receivable to assets acquired in liquidation	$1,451	$3,786

Loans receivable originated in connection with sales of asset acquired in liquidation	$1,363	$2,760

Loans receivable originated in connection with sales of hotel properties	$—	$10,244

Note 20. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $30.4 million at March 31, 2007, of which approximately $4.9 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.
At March 31, 2007, the majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.50% to 2.75% and over LIBOR generally ranging from 2.88% to 4.25%. The weighted average interest rate on our loan commitments and approvals at March 31, 2007 was approximately 9.0%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
March 31,	Total
(In thousands)
2008	$182
2009	194
2010	205
2011	217
2012	131

$929

Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2009. In the event of a change in responsibilities, as defined, during the employment period, the agreements provide for severance compensation to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.
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
Environmental
PMC Funding has a recorded liability of approximately $300,000 at March 31, 2007 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The sale was financed by PMC Capital, Inc. through a loan with an outstanding principal balance of approximately $510,000 at March 31, 2007 which is in default. As a result, we filed a lawsuit in the State of Georgia. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation
We have significant outstanding claims against Arlington’s bankruptcy estate. Arlington has objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the Master Lease Agreement. Although the value of our claims against Arlington is significantly higher than Arlington’s claims against us, there is no assurance that we will collect our claims from Arlington nor is there any assurance we will not be required to make payments to the bankruptcy estate in connection with Arlington’s asserted claim.
In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.
Note 21. Business Segments:
Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (2) the Property Division which owns and operates our hotel properties. With respect to the operations of our lending division, we do not differentiate between subsidiaries or loan programs.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business segment data for the three months ended March 31, 2007 and 2006 was as follows:

	For the Three Months Ended March 31,
	2007			2006
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$4,797	$4,790	$7	$4,591	$4,556	$35
Hotel property revenues	169	—	169	301	—	301
Income from Retained Interests	1,901	1,901	—	2,253	2,253	—

Total	6,867	6,691	176	7,145	6,809	336

Expenses:
Interest	1,352	1,325	27	1,434	1,376	58
Salaries and related benefits (1)	1,167	1,132	35	1,060	954	106
Hotel property expenses	148	—	148	237	—	237
General and administrative	739	683	56	650	516	134
Permanent impairments on Retained Interests	24	24	—	48	48	—
Provision for losses on rent and related receivables	239	—	239	300	—	300
Provision for loan losses, net	65	65	—	51	51	—

Total	3,734	3,229	505	3,780	2,945	835

Income (loss) before income tax provision, minority interest and discontinued operations	3,133	3,462	(329)	3,365	3,864	(499)

Income tax benefit (provision)	(142)	(155)	13	(84)	(84)	—
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	(22)	(22)	—

Income (loss) from continuing operations	2,969	3,285	(316)	3,259	3,758	(499)

Discontinued operations:
Net gains on sales of real estate	27	21	6	1,877	21	1,856
Impairment losses	(233)	(233)	—	(73)	(30)	(43)
Net earnings (losses)	58	35	23	(22)	(34)	12

Net income (loss)	$2,821	$3,108	$(287)	$5,041	$3,715	$1,326

(1)	Salaries and related benefits were allocated to the Property Division based on management’s estimate of time spent for oversight.

PART I
Financial Information
ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Executive Summary” and “Current Operating Overview and Significant Economic Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.
     The following discussion of our financial condition at March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on the volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
EXECUTIVE SUMMARY
Lending
     The competitive marketing challenges that we are facing have impacted our financial position through the significant amount of prepayments of our outstanding portfolio and are expected to impact future operating results. These challenges include:
•	The number of lenders who compete with us for limited service hospitality loans has increased and many of these competitors have a lower cost of funds and are therefore able to offer rates below what we can offer;

•	The yield curve combined with increased competition has caused margin compression (i.e., the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed);

•	The loan products we offer do not include a competitive fixed-rate loan product and our volume of origination for variable-rate loans has diminished as many potential customers have sought a fixed-rate loan product;

•	Prepayments have been at all time highs and caused significant reductions in both our serviced and retained portfolios;

•	The differential between short-term interest rates (the prime rate is currently 8.25%) and long-term interest rates (5-year treasury rates are approximately 4.7%) has resulted in fixed-rate loans being more attractive than higher priced variable-rate loans; and

•	An inverse/flat yield curve has eliminated the premium we historically achieved for providing a longer term (typically 20 years) fully amortizing loan.
     As a result of these loan origination challenges and our goal to expand our portfolio, we are exploring additional investment opportunities. We expect to identify and invest in opportunities in the real estate market that are natural additions to supplement our core business. Currently, we are evaluating investments including, but not limited to, development of hotel properties, ownership of properties including office buildings, retail centers, office warehouses, convenience and service stations and restaurants, joint venture ownership of hotels and acquisitions of real estate related businesses. We are also evaluating opportunities with banks (or internet banks) which may provide alternative and/or lower costs of funds that will allow us to lend against real estate collateral. In order to finance these investments, we anticipate utilization of our credit facilities. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current levels. However, we anticipate, that as a result of earnings from our core business and gains generated on our property sales during 2006, that we will maintain our current regular quarterly dividend of $0.30 per share through the end of 2007.
     We have expanded our marketing initiatives for the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). Our wholly-owned subsidiary, First Western SBLC, Inc. (“First Western”), is licensed as a small business lending company that originates loans through the SBA 7(a) Program. First Western is a “Preferred Lender” nationwide, as designated by the SBA. Preferred Lender status shortens the time period necessary to originate SBA 7(a) Program loans. We anticipate that as a result of our Preferred Lender status and expanded marketing initiatives, our originations under the SBA 7(a) Program will increase; however, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits.
     Fixed-rate lending: As a result of the prolonged period in which the yield curve has been inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans have contracted. In addition, the market has changed where borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. In addition, local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current sources of funds. Consequently, we are currently predominately committing to loans with a variable rate.
     To the extent we reduce our rates in order to originate fixed-rate loans, it is likely that the spread on our next fixed-rate securitization would be significantly lower than we have historically achieved on our fixed-rate securitizations. In addition, there is a risk that during the interim period between when we make loans with fixed interest rates and when we complete a fixed-rate structured loan transaction, if rates were to rise, we would be negatively affected by interest rate spread compression. We continue to actively pursue alternative sources of funds and evaluate interest rate hedges to reduce our cost of funds and/or reduce interest rate risk, which may allow us to originate fixed-rate loans at more competitive rates.
     Variable-rate lending: Due to increased competition from variable-rate lenders, our margins for variable-rate loans have also contracted. Whereas historically we originated variable-rate loans at 3.5% to 4.5% over LIBOR, currently we are offering rates between 2.9% to 4.0% over LIBOR.
     In addition, as a result of our weighted average spread over LIBOR being reduced on our variable-rate loan originations, we anticipate that the spread between the interest rates charged to our borrowers and the cost of funds may be less than the spread of 2.77% on our variable-rate securitization completed during 2003.
Prepayments
     We continue to experience significant prepayment activity. Prepayments of our retained portfolio were approximately $10.4 million during the first three months of 2007. In addition, during the three months ended March 31, 2007, we had prepayments of approximately $12.0 million in loans sold as part of securitizations. This activity is primarily a result of competitors providing refinance opportunities for our borrowers combined with the effect of the reduction or expiration of our prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). We believe that we will continue to see high levels of prepayment activity during the remainder of 2007.
Property Ownership
     We originally purchased a total of 30 properties, operated as Amerihost Inns, during 1998 and 1999. In June 2005, Arlington Inns, Inc. (“AII”) filed for bankruptcy protection. This was followed in August 2005 with the bankruptcy filing of Arlington Hospitality, Inc. (“AHI” and together with AII, “Arlington”), the parent of AII and the guarantor of all lease obligations. On January 13, 2006, AII rejected the leases and turned over property operations to us. We commenced selling properties during 2000, and owned only three properties at the beginning of 2007.
     At March 31, 2007, two of the three hotel properties that we own were included in our consolidated financial statements. A subsidiary that owns one of our hotel properties is no longer consolidated in our financial statements due to the nature of its lease and the equity method is used to account for our investment in the subsidiary.
     In April 2007, we sold our hotel property held for sale for $2.6 million. We financed the sale of the property through origination of a loan of $2.1 million with an interest rate of LIBOR plus 3.75% and maturity and amortization periods of 20 years.
     At March 31, 2007, we were marketing to sell or lease our remaining hotel property. Subsequent to quarter end, we are negotiating to sell this property and a sale is currently pending. There can be no assurance that this property will be sold.
CURRENT OPERATING OVERVIEW AND SIGNIFICANT ECONOMIC FACTORS
     The following provides an update of our current operating overview and significant economic factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans and/or the performance of the QSPEs.

     Loans originated during the first three months of 2007 were $15.4 million (including $3.5 million repurchased from one of our securitizations and $1.4 million from the sale of an asset acquired in liquidation) which is less than the $17.6 million of loans we originated during same period of 2006 (including approximately $13.0 million from sales of hotel properties and assets acquired in liquidation). We currently anticipate loan originations to be between $45 million and $60 million during the remaining nine months of 2007. At March 31, 2007, December 31, 2006 and March 31, 2006, our outstanding commitments to fund new loans were approximately $30.4 million, $32.6 million and $43.8 million, respectively. The majority of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds.
     Several key factors (as described both in “Executive Summary” and in more detail below) that affect our estimates of future loan originations are as follows:
•	our current inability to originate fixed-rate loans with an adequate spread;

•	borrowers looking to fix their cost of capital (borrow at fixed rates);

•	uncertainty as to the cost of funds of future securitizations; and

•	increased competition from local and regional banks and other lenders, who are willing to lend at lower rates.
     We believe that in the current interest rate environment borrowers are looking predominately for fixed-rate loans; however, to the extent we originate fixed-rate loans, we have potential exposure to interest rate risk. Local bank competitors offer, among other things, five-year fixed-rate loans with rates that are below the long-term interest rates that we can presently offer. Historically, the rate for our fixed-rate product needed to be around 3.75% to 4.00% over the 10-year treasury rate in order to provide us with what management believed was a reasonable spread. With the 10-year treasury rate at approximately 4.7%, the rate we need to obtain is approximately 8.50% to 8.75% for a quality loan with a 20-year amortization and maturity in order to achieve our historical spread. The local banks currently offer a five-year maturity, 20-year amortization loan at approximately 7.25% to 7.50%. Management believes that the difference between our competitor’s fixed rate products and our variable-rate products is causing a greater percentage of borrowers to take on the refinancing risk that rates will not rise significantly or be unavailable in five years and they are therefore accepting refinancing with our competitor’s mini-perm loans. Most of our competitors are presently pricing fixed-rate loans based on a spread over the interest rate swap market. We are currently offering fixed-rate loans to borrowers at approximately 3.0% over 5-year swap rates and anticipate the maximum amount of fixed-rate loans we will originate under this program to be $30.0 million. We anticipate utilizing the swap market or interest rate caps to lock in a fixed cost of funds so that we can offer this more competitive fixed-rate product. While we anticipate utilizing hedging our cost of funds, it is expected that any hedging programs will be limited due to the interest rate risk if unanticipated repayment of these fixed-rate loans occurs.
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

PORTFOLIO INFORMATION
Lending Activities
General
     Loans originated and principal repayments on our retained loans receivable were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Loan Originations:
Commercial mortgage loans	$11.0	$3.4
SBA 7(a) Loan Program loans	1.4	1.2
Loans originated in connection with sale of assets acquired in liquidation and hotel properties	1.4	13.0
SBA 504 program loans (1)	1.6	—

Total loans originated	$15.4	$17.6

Principal Repayments:
Prepayments	$10.4	$11.4
Proceeds from the sale of SBA 7(a) guaranteed loans	2.0	0.4
Scheduled principal payments	1.0	1.0
Balloon maturities of SBA 504 program loans	3.9	1.3

Total principal repayments	$17.3	$14.1

(1)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.
     At March 31, 2007, our retained portfolio does not include approximately $210.8 million of aggregate principal balance remaining on loans we service that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”). The weighted average contractual interest rate on our Aggregate Portfolio was 9.4%, 9.5% and 9.0% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.
     Information on our Retained Portfolio was as follows:

	March 31,	December 31,	March 31,
	2007	2006	2006
Weighted average contractual interest rate	9.3%	9.4%	8.8%
Annualized average yield (1) (2)	9.8%	11.0%	9.5%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for loan losses, net.

(2)	For the three month periods ended March 31, 2006 and 2007 and for the year ended December 31, 2006.

     Our loans receivable were approximately 93% concentrated in the hospitality industry at March 31, 2007. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.
     At March 31, 2007, approximately $142.2 million (86%) of our loans receivable had variable interest rates (reset on a quarterly basis) with a weighted average interest rate of approximately 9.3% based primarily on the 90-day LIBOR, or the prime rate (primarily related to our SBA 7(a) Guaranteed Loan Program). The spread that we charge over LIBOR generally ranges from 3.00% to 4.50% and the spread we charge over the prime rate generally ranges from 1.50% to 2.75%. The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the second quarter of 2007 (set on April 1, 2007) is 5.35% and 8.25%, respectively, while the LIBOR and prime rate charged during the first quarter of 2007 (set on January 1, 2007) was 5.36% and 8.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable. In addition, at March 31, 2007 approximately $23.5 million (14%) of our loans receivable had a fixed interest rate with a weighted average interest rate of approximately 8.7%.
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
     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);

•	The current and anticipated interest rate environment;

•	Competitors providing higher loan advances to our current borrowers;

•	The market value of limited service hospitality properties; and

•	The amount of the prepayment fee and the length of prepayment prohibition, if any.
     When loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of sold loans will have an impact on our financial condition and results of operations. Prepayments of sold loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of sold loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. Many of the prepayment fees for our aggregate fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as interest rates decrease. For our aggregate fixed-rate loans receivable, these fees are generally greater for those loans with higher interest rates although the prepayment fees also decline or may be eliminated as the loans get closer to their maturity. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for our aggregate variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibition have expired are generally not significant. For our loans receivable, the proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity.
     Our SBLC sells the guaranteed portion of most of its originated loans through private placements. The Retained Interests related to these sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consist only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests. In addition, loans originated under the SBA 7(a) Program do not have prepayment fees which are retained by us.

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
     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31,	December 31,
	2007	2006
	(In thousands)
Problem Loans:
Loans receivable	$583	$1,887
Sold loans of QSPEs (1)	—	—

	$583	$1,887

Special Mention Loans:
Loans receivable (2)	$3,518	$32
Sold loans of QSPEs (1) (2)	—	3,496

	$3,518	$3,528

Percentage Problem Loans:
Loans receivable	0.4%	1.1%
Sold loans of QSPEs (1) (2)	—	—

Percentage Special Mention Loans:
Loans receivable	2.1%	—
Sold loans of QSPEs (1) (2)	—	1.9%

(1)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

(2)	During March 2007, PMC Commercial repurchased a loan from the 2003 Joint Venture which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $3.5 million. We foreclosed on the underlying collateral of the loan, a full service hospitality property, during May 2007. We received a deposit on the sale of the property during May 2007 and expect the sale to close during the second quarter of 2007. No loss is expected on the sale.
     At March 31, 2007 and December 31, 2006, we had reserves in the amount of approximately $82,000 and $63,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.04% and 0.06% during the three months ended March 31, 2007 and 2006, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Overview
     Income from continuing operations decreased to $2,969,000 ($0.27 per share) during the three months ended March 31, 2007 from $3,259,000 ($0.30 per share) during the three months ended March 31, 2006. As described in more detail below, the primary reasons for the decrease were:
•	A decrease in income from Retained Interests of $352,000 due primarily to a decrease in our weighted average balance outstanding due mainly to prepayments;

•	A decrease in other income of $168,000 due primarily to decreased prepayment fee income; and

•	An increase in our combined general and administrative expenses and salaries and related benefits expense of $196,000 primarily due to a reduction in costs capitalized relating to new loans funded and costs of evaluation of new investments and alternative sources of funds; partially offset by

•	An increase in interest income of $374,000 due primarily to increases in variable interest rates and our weighted average loans outstanding; and

•	A decrease in interest expense of $82,000 due to the repayment during 2006 of our structured notes and certain debentures partially offset by increased utilization of our credit facilities and increases in variable interest rates.
     Net income decreased to $2,821,000 ($0.26 per share) during the three months ended March 31, 2007 from $5,041,000 ($0.47 per share) during the three months ended March 31, 2006. The primary reason for the decrease in net income was net gains on sales of real estate included in discontinued operations of $1,877,000 during the three months ended March 31, 2006 resulting primarily from the sale of six hotel properties.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
     Interest income consisted of the following:

	Three Months Ended March 31,
	2007	2006	Increase
	(In thousands)
Interest income — loans	$3,846	$3,544	$302
Accretion of loan fees and discounts	131	86	45
Interest income — idle funds	79	52	27

	$4,056	$3,682	$374

     The increase in interest income — loans was primarily attributable to an increase in (1) our weighted average interest rate from 8.8% at March 31, 2006 to 9.3% at March 31, 2007 and (2) our weighted average loans receivable outstanding of $8.0 million (5%) to $165.6 million during the three months ended March 31, 2007 from $157.6 million during the three months ended March 31, 2006. The increase in our weighted average interest rate is primarily due to increases in LIBOR and the prime rate. At March 31, 2007, approximately 86% of our loans receivable had variable interest rates.
     Income from Retained Interests decreased $352,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $6.5 million to $55.3 million during the three months ended March 31, 2007 compared to $61.8 million during the three months ended March 31, 2006. The income from our Retained Interests consists of the accretion on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the QSPEs in excess of anticipated fees. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 11.9% during the three months ended March 31, 2007 from 13.2% during the three months ended March 31, 2006.

     Other income consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Prepayment fees	$248	$446
Servicing income	214	280
Premium income	160	34
Other loan related income	63	98
Equity in earnings of unconsolidated subsidiaries	24	16
Lease income	—	35
Other	32	—

Other income	$741	$909

     Our prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2007. See “Portfolio Information — Lending Activities — Prepayment Activity.”
     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, until we complete our next securitization, they will decrease over time as scheduled principal payments and prepayments occur.
     Premium income results from the sale of First Western’s loans into the secondary market. We sold four loans and one loan and collected cash premiums of approximately $200,000 and $42,000 during the three months ended March 31, 2007 and 2006, respectively. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.
Interest Expense
     Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Junior subordinated notes	$590	$533
Conduit facility	519	398
Debentures payable	122	240
Revolving credit facility	21	38
Mortgages on hotel properties	27	58
Structured notes	—	90
Other	73	77

	$1,352	$1,434

     The cost of funds on our variable-rate debt has increased due to increases in LIBOR and the prime rate. The weighted average cost of our funds at March 31, 2007 was 7.1% compared to 6.8% at March 31, 2006. Interest on our junior subordinated notes increased due to increases in LIBOR. Interest on our conduit facility increased primarily as a result of increased utilization of the facility and increases in variable interest rates.

     During the third quarter of 2006, we prepaid, without penalty, $7,310,000 of fixed-rate SBA debentures with an interest rate of approximately 8.5%. In addition, the remaining balance outstanding on our structured notes was repaid on December 1, 2006.
Other Expenses
     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended March 31, 2007 increased to $1,906,000 compared to $1,710,000 during the three months ended March 31, 2006. Our salaries and related benefits increased by $107,000 primarily due to a reduction in costs capitalized relating to new loans funded. Our general and administrative expenses increased by $89,000 due primarily to costs of evaluation of new investments and alternative sources of funds.
     Permanent impairments on Retained Interests were $24,000 and $48,000 for the three months ended March 31, 2007 and 2006, respectively, resulting primarily from a reduction in expected future cash flows due to increased prepayments on our acquired Retained Interests.
     Our provision for losses on rent and related receivables was $239,000 and $300,000 during the three months ended March 31, 2007 and 2006, respectively. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us to determine the collectibility of our investment in the rent and related receivables. We have significant claims in the bankruptcy cases and the debtors have claims against our assets in response. While we are confident a substantial portion of our claims would be allowed and the claims against us would be disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we have reached an agreement (which has not yet been fully executed by all parties) to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. Although the settlement has been approved by Arlington and the official unsecured creditors’ committee, there is no certainty that other creditors or parties-in-interest will not object to the settlement or that the Bankruptcy Court will approve the settlement.
     Our provision for loan losses, net, was $65,000 and $51,000 during the three months ended March 31, 2007 and 2006, respectively. The provision for loan losses during the three months ended March 31, 2007 was related to a limited service hospitality property on which we foreclosed on the underlying collateral during the first quarter of 2007. The provision for loan losses during the three months ended March 31, 2006 was primarily related to two retail establishments on which we foreclosed on the underlying collateral during 2006.
     Income tax provision increased to $142,000 during the three months ended March 31, 2007 from $84,000 during the three months ended March 31, 2006 primarily due to increased earnings of one of our taxable subsidiaries.
Hotel Property Revenues and Expenses
     Hotel property revenues and expenses includes the operations of our real estate investment held for use. In addition, one hotel property is owned by our non-consolidated subsidiary and was leased effective September 29, 2006. Due to the nature of the lease, the subsidiary that owns the hotel property is no longer consolidated in our financial statements and the equity method is used to account for our investment in the subsidiary effective September 29, 2006. Prior to that time, we operated the property through a third party management company. Hotel property revenues were $169,000 and $301,000, respectively, and hotel property expenses were $148,000 and $237,000, respectively, during the three months ended March 31, 2007 and 2006, related to these two hotel properties.
Discontinued Operations
     We had net gains on the sales of real estate of $1,877,000 during the three months ended March 31, 2006 resulting primarily from the sale of six hotel properties for approximately $12.9 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. We recorded gains of $27,000 during the three months ended March 31, 2007 resulting primarily from the sale of an asset acquired in liquidation for approximately $1.5 million. As the down payment received was not sufficient to qualify for full accrual gain treatment, we recorded an initial installment gain and deferred the remaining gain. Our deferred gains total approximately $2.0 million at March 31, 2007. Deferred gains will be recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. In addition, upon receipt of updated financial information from the purchaser, if the requirements are met, the transaction would qualify for the full accrual method and the remaining deferred gain would be recognized.
     Impairment losses were $233,000 and $73,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we recorded an impairment loss related to an estimated decline in fair value of our asset acquired in liquidation. For our hotel properties to be sold, we performed a recoverability test to determine if the expected net sales proceeds for the hotel properties exceeded the carrying value of the hotel properties. Based on this analysis, we recorded impairment losses of $43,000 during the three months ended March 31, 2006. In addition, during the three months ended March 31, 2006, we recorded $30,000 in impairment loss related to one of our retail establishments included in assets acquired in liquidation due to a decline in the estimate of its value.
     Our net earnings from discontinued operations were $58,000 during the three months ended March 31, 2007 compared to net losses of $22,000 during the three months ended March 31, 2006. Our net earnings from discontinued operations increased primarily due to a reduction in expenses related to our assets acquired in liquidation.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
     Information on our cash flow was as follows:

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Cash provided by operating activities	$3,867	$1,526	$2,341
Cash provided by investing activities	$5,087	$13,760	$(8,673)
Cash used in financing activities	$(3,738)	$(15,284)	$11,546
Operating Activities
     Net cash flow from operating activities is primarily used to fund our dividends. The increase in cash provided by operating activities is primarily due to an increase in proceeds from the sale of guaranteed loans of $1,627,000. We anticipate that as a result of our SBLC’s Preferred Lender status and expanded marketing initiatives, our originations under the SBA 7(a) Program will increase; however, to date we have not realized a significant increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. Our dividends paid during the three months ended March 31, 2007 and 2006, included in financing activities, were $4,303,000 and $3,232,000, respectively.
Investing Activities
     During the three months ended March 31, 2007, the primary sources of funds were (1) principal collected on loans receivable, net of loans funded of $5,700,000 and (2) net principal collected on Retained Interests of $974,000. During the three months ended March 31, 2006, the primary sources of funds were (1) net proceeds from the sales of hotel properties and assets acquired in liquidation of $3,060,000, (2) principal collected on Retained Interests of $1,712,000 and (3) principal collected on loans receivable, net of loans funded of $9,929,000. We continue to experience high prepayment activity. This prepayment activity is primarily a result of increased competition combined with the effect of the reduction or expiration of prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). In addition, prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. In addition, competitors are providing larger advance rates on loans than we typically provide. We anticipate prepayment activity at these higher levels during the remainder of 2007.
Financing Activities
     We used funds in financing activities during the three months ended March 31, 2007 primarily for dividends of $4,303,000. We used funds in financing activities during the three months ended March 31, 2006 primarily for (1) payment of principal on notes and mortgages payable of $8,249,000 related primarily to sales of hotel properties, (2) dividends of $3,232,000 and (3) net repayment of the conduit facility of $3,500,000.
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
     We had $9.0 million of cash and cash equivalents at March 31, 2007, of which $8.4 million was available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our Revolver or conduit facility to make investments even though our SBICs have available cash and cash equivalents. Our outstanding commitments to fund new loans were $30.4 million at March 31, 2007, of which $4.9 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market. None of our outstanding commitments at March 31, 2007 are for loans to be originated by our SBICs. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.
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

Sources of Funds
     Prior to 2004, our primary source of long-term funds was structured loan sale transactions. We generated net proceeds of $39.9 million, $24.0 million, $29.5 million and $49.2 million from the completion of our 2003, 2002, 2001 and 2000 structured loan sale transactions, respectively. The proceeds from future structured loan sale transactions, if any, are expected to be greater as a result of the merger. However, the timing of future securitization transactions is dependent upon our portfolio and loan originations. As a result of higher than anticipated prepayments on our loan portfolio, we do not anticipate completing our next structured loan transaction until the fourth quarter of 2007 at which time we expect to have a sufficient pool of variable-rate loans to complete a securitization.
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
     Our subsidiary, PMC Conduit, L.P. (“PMC Conduit”) has a three-year $100.0 million conduit facility expiring February 6, 2008. Interest payments on the advances are payable by PMC Conduit at a rate approximating 0.85% over LIBOR and PMC Conduit’s principal repayment obligations are expected to be refinanced through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum collateral requirements. At March 31, 2007, approximately $41.0 million of our loans were owned by PMC Conduit and we had outstanding advances of approximately $25.0 million. At March 31, 2007, PMC Commercial had available approximately $21.0 million of loans which are eligible to be sold to PMC Conduit. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the conduit facility is subject to cross default provisions with the Revolver. At March 31, 2007, we were in compliance with the covenants of this facility. We anticipate extending the Conduit Facility for an additional year.
     At March 31, 2007, we had availability of $17.4 million under our Revolver which matures December 31, 2007. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable, Retained Interests and real estate investments as a ratio to our senior debt and limit our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At March 31, 2007, we were in compliance with the covenants of this facility.
Uses of Funds
     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining nine months of 2007, we anticipate loan originations will range from $45 million to $60 million. See “Executive Summary” and “Current Operating Overview and Significant Economic Factors” for information on current market conditions. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements of principal and interest on our borrowings.
     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. We repurchased a loan from a QSPE which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $3.5 million during March 2007.

     During April 2007, we repaid a mortgage note on a hotel property of approximately $1.2 million using our Revolver. The remaining mortgage note of approximately $1.4 million would be repaid if the hotel property collateralizing the mortgage note is sold (i.e., versus leased). In addition to principal, a prepayment penalty (in the form of defeasance costs) of approximately $300,000 will be due on the mortgage note upon early repayment.
Additional Information on Debt
     Information on our debt was as follows as of March 31, 2007:

			Weighted
			Average
	Face	Range of	Coupon	Interest
	Amount	Maturities	Rate	Type
	(In thousands)
Junior subordinated notes (1)	$27,070	2035	8.61%	Variable
Debentures	8,190	2013 to 2015	5.90%	Fixed
Mortgage notes (2)	2,607	2011 to 2017	8.02%	Fixed
Conduit facility	24,968	2008	6.34%	Variable
Revolver	2,600	2007	7.50%	Variable
Redeemable preferred stock of subsidiary	4,000	2009 to 2010	4.00%	Fixed

	$69,435

(1)	The junior subordinated notes may be redeemed at our option, without penalty, beginning on March 30, 2010 and are subordinated to PMC Commercial’s existing debt.

(2)	Does not include a mortgage note with a principal balance of approximately $1.3 million and a fixed interest rate of 8.5% due January 1, 2011 of an unconsolidated subsidiary. In addition, we repaid a mortgage note with a principal balance of approximately $1.2 million and a fixed interest rate of 8.5% due January 1, 2011 during April 2007.

Summarized Contractual Obligations, Commitments and Contingencies
     Our contractual obligations at March 31, 2007 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Mortgage notes and debentures payable (1)	$10,797	$1,272	$187	$218	$9,120
Revolver	2,600	2,600	—	—	—
Redeemable preferred stock of subsidiary (2)	4,000	—	2,000	2,000	—
Conduit facility	24,968	24,968	—	—	—
Junior subordinated debt (3)	27,070	—	—	—	27,070

Interest:
Consolidated debt (1)	68,615	4,293	5,821	5,790	52,711
Mortgage note of unconsolidated subsidiary	376	107	195	74	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (4)	1,284	66	150	1,068	—
Operating lease (5)	929	182	399	348	—

Total contractual cash obligations	$140,639	$33,488	$8,752	$9,498	$88,901

(1)	Mortgage notes and debentures payable are presented at face value. For the interest obligation, the variable rate in effect at March 31, 2007 was utilized and no change in variable interest rates was assumed.

(2)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).

(3)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.

(4)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary.

(5)	Represents future minimum lease payments under our operating lease for office space.

     Our commitments and contingencies at March 31, 2007 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	30,395	30,395	—	—	—

Total commitments	$30,395	$30,395	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has a recorded liability of approximately $300,000 at March 31, 2007 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital, Inc. through a loan with an outstanding principal balance of approximately $510,000 at March 31, 2007 which is in default. As a result, we filed a lawsuit in the State of Georgia. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law. During 2005, we were informed by the Georgia Department of Natural Resources that the current remediation plan for the property requires revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.

(2)	Represents loan commitments and approvals outstanding.
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
     On September 29, 2006, we entered into a lease agreement for one of our hotel properties. The property has a mortgage with a principal balance of $1.3 million with a significant prepayment penalty. Therefore, we structured the lease with the potential buyer of the property for a term equal to the term remaining on the mortgage (matures January 1, 2011) and then a purchase with a price of $1,825,000. Annual base rent on the lease is $116,700 and the lease is a triple net lease. The lessee provided us with a substantial non-refundable up-front payment of $452,000. The hotel property is owned by a separate subsidiary and is the subsidiary’s primary asset. Based on this lease agreement, including the fixed price purchase option, the subsidiary was determined to be a variable interest entity. Since we do not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial Trust is not considered to be the primary beneficiary. Thus, the subsidiary is no longer consolidated in PMC Commercial Trust’s financial statements and the equity method is used to account for the investment in the subsidiary effective September 29, 2006. The subsidiary is contractually responsible for the mortgage note and its repayment. Revenues and expenses of the subsidiary are primarily lease income, interest expense on the mortgage payable, depreciation expense on the real estate investment and amortization of deferred lease costs.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     See Note 7 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates adopted or expected dates of adoption and effect, if any, on our results of operations and financial condition.
SEASONALITY
     Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies typically rise temporarily during the winter months due primarily to reductions in business travel and consumer vacations.
DIVIDENDS
     On January 8, 2007, we paid a $0.30 per share regular quarterly dividend and a $0.10 per share special dividend to common shareholders of record on December 29, 2006. The Board of Trust Managers (“Board”) declared a $0.30 per share quarterly dividend to common shareholders of record on March 30, 2007, which was paid on April 9, 2007.
     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. We anticipate that as a result of earnings from our core business and gains generated on property sales during 2006, that we will maintain our current quarterly dividend of $0.30 per common share through the end of 2007.
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

     The following reconciles net income to REIT taxable income:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$2,821	$5,041
Less: taxable REIT subsidiaries net income, net of tax	(244)	(178)
Add: book depreciation	46	71
Less: tax depreciation	(57)	(334)
Book/tax difference on property sales	419	350
Book/tax difference on Retained Interests, net	294	228
Impairment losses	233	43
Provision for loss on rent and related receivables	239	300
Book/tax difference on amortization and accretion	(74)	(37)
Asset valuation	(302)	(889)
Other book/tax differences, net	264	42

REIT taxable income	$3,639	$4,637

Distributions declared	$3,226	$3,223

Weighted average common shares outstanding	10,754	10,746

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
     We had $23.5 million and $23.4 million of fixed-rate loans receivable at March 31, 2007 and December 31, 2006, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $24.3 million and $23.9 million at March 31, 2007 and December 31, 2006, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.
     At March 31, 2007 and December 31, 2006, we had $142.2 million and $145.8 million of variable-rate loans receivable, respectively, and $54.6 million and $54.0 million of variable-rate debt at March 31, 2007 and December 31, 2006, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($87.6 million and $91.8 million at March 31, 2007 and December 31, 2006, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
     As a result of $12.2 million and $16.4 million at March 31, 2007 and December 31, 2006, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt may be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.
     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2007 and December 31, 2006, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $876,000 and $918,000, respectively, on an annual basis.

MORTGAGE NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)
     As of both March 31, 2007 and December 31, 2006, approximately $14.5 million of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Our variable-rate debt is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2007, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $546,000.
     Our fixed-rate debt is comprised of SBA debentures and mortgages payable. Our debentures have current prepayment penalties up to 4% of the principal balance. Our consolidated fixed-rate hotel property mortgages have significant penalties for prepayment.
     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2007 and December 31, 2006. Market risk disclosures related to our outstanding debt as of March 31, 2007 and December 31, 2006 were as follows:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,272	$90	$1,960	$1,935	$113	$9,092	$14,462	$14,778

Variable-rate debt (LIBOR based) (3)	27,568	—	—	—	—	27,070	54,638	54,638

Totals	$28,840	$90	$1,960	$1,935	$113	$36,162	$69,100	$69,416

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates, prepayment fees and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2007 was 6.5%.

(3)	The weighted average interest rate of our variable-rate debt at March 31, 2007 was 7.5%.

	Years Ending December 31,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$142	$153	$2,017	$1,998	$1,042	$9,119	$14,471	$14,607

Variable-rate debt (LIBOR based) (3)	—	26,968	—	—	—	27,070	54,038	54,038

Totals	$142	$27,121	$2,017	$1,998	$1,042	$36,189	$68,509	$68,645

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2006 was 6.6%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2006 was 7.5%.
RETAINED INTERESTS
     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at March 31, 2007, the estimated fair value of our Retained Interests at March 31, 2007 would have decreased by approximately $1.4 million and $2.8 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2006, the estimated fair value of our Retained Interests at December 31, 2006 would have decreased by approximately $1.6 million and $3.1 million, respectively.

ITEM 4.
Controls and Procedures
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information
ITEM 1. Legal Proceedings
     We have significant outstanding claims against Arlington’s bankruptcy estate. Arlington has objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the Master Lease Agreement. Although the value of our claims against Arlington is significantly higher than Arlington’s claims against us, there is no assurance that we will collect our claims from Arlington nor is there any assurance we will not be required to make payments to the bankruptcy estate in connection with Arlington’s asserted claim.
     In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.
ITEM 1A. Risk Factors
     There have no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
A.	Exhibits

	3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

	3	.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

	3	.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

	3	.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

	3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

*	31.1		Section 302 Officer Certification — Chief Executive Officer

*	31.2		Section 302 Officer Certification — Chief Financial Officer

**	32.1		Section 906 Officer Certification — Chief Executive Officer

**	32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date:	5/10/07	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	5/10/07	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)