Form 10-Q
period 2007-06-30
PMC COMMERCIAL TRUST /TX
filed 2007-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of August 3, 2007, the Registrant had outstanding 10,765,033 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Loans receivable, net	$169,020	$169,181
Retained interests in transferred assets	53,399	55,724
Cash and cash equivalents	11,943	3,739
Restricted investments	1,392	995
Mortgage-backed security of affiliate	559	643
Deferred tax asset, net	189	203
Due from affiliates, net	24	—
Real estate investments, net	—	4,414
Other assets	3,480	5,505

Total assets	$240,006	$240,404

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Credit facilities	$29,143	$26,968
Junior subordinated notes	27,070	27,070
Mortgage notes and debentures payable	8,162	10,803
Borrower advances	4,754	3,694
Redeemable preferred stock of subsidiary	3,718	3,668
Dividends payable	3,292	4,365
Deferred gains on property sales	2,640	1,574
Accounts payable and accrued expenses	1,476	2,578
Due to affiliates, net	—	683
Other liabilities	855	810

Total liabilities	81,110	82,213

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,051,383 and 11,040,153 shares issued at June 30, 2007 and December 31, 2006, respectively, 10,765,033 and 10,753,803 shares outstanding at June 30, 2007 and December 31, 2006, respectively	111	110
Additional paid-in capital	152,282	152,178
Net unrealized appreciation of retained interests in transferred assets	3,322	3,256
Cumulative net income	144,974	137,984
Cumulative dividends	(139,462)	(133,006)

	161,227	160,522
Less: Treasury stock; at cost, 286,350 shares at June 30, 2007 and December 31, 2006	(3,231)	(3,231)

Total beneficiaries’ equity	157,996	157,291

Total liabilities and beneficiaries’ equity	$240,006	$240,404

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
Interest income	$8,254	$7,611	$4,198	$3,929
Income from retained interests in transferred assets	3,978	4,935	2,077	2,682
Hotel property revenues	—	275	—	169
Other income	1,381	1,863	640	972

Total revenues	13,613	14,684	6,915	7,752

Expenses:
Interest	2,745	2,784	1,420	1,379
Salaries and related benefits	2,381	2,273	1,214	1,213
General and administrative	1,296	1,257	580	635
Provision for loss on rent and related receivables	239	425	—	125
Permanent impairments on retained interests in transferred assets	123	584	99	536
Provision for (reduction of) loan losses, net	52	53	(13)	2
Hotel property expenses	—	254	—	140

Total expenses	6,836	7,630	3,300	4,030

Income before income tax provision, minority interest and discontinued operations	6,777	7,054	3,615	3,722

Income tax provision	(347)	(334)	(205)	(250)
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	(23)	(23)

Income from continuing operations	6,385	6,675	3,387	3,449

Discontinued operations:
Net gains on sales of real estate	1,279	2,019	1,252	142
Impairment losses	(233)	(94)	—	(21)
Net earnings (losses)	(441)	91	(470)	80

	605	2,016	782	201

Net income	$6,990	$8,691	$4,169	$3,650

Weighted average shares outstanding:
Basic	10,755	10,745	10,756	10,744

Diluted	10,764	10,745	10,762	10,744

Basic and diluted earnings per share:
Income from continuing operations	$0.59	$0.62	$0.32	$0.32
Discontinued operations	0.06	0.19	0.07	0.02

Net income	$0.65	$0.81	$0.39	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
Net income	$6,990	$8,691	$4,169	$3,650

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	287	(517)	108	(28)
Net realized gains included in net income	(221)	(334)	(111)	(156)

	66	(851)	(3)	(184)

Comprehensive income	$7,056	$7,840	$4,166	$3,466

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Six Months Ended June 30, 2006
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2006	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017
Net unrealized depreciation	—	—	—	(851)	—	—	—	(851)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Share-based compensation expense	9,060	—	91	—	—	—	—	91
Dividends ($0.60 per share)	—	—	—	—	—	(6,449)	—	(6,449)
Net income	—	—	—	—	8,691	—	—	8,691

Balances, June 30, 2006	10,750,981	$110	$152,138	$3,668	$130,991	$(125,480)	$(3,231)	$158,196

	Six Months Ended June 30, 2007
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2007	10,753,803	$110	$152,178	$3,256	$137,984	$(133,006)	$(3,231)	$157,291
Net unrealized appreciation	—	—	—	66	—	—	—	66
Share-based compensation expense	11,230	1	104	—	—	—	—	105
Dividends ($0.60 per share)	—	—	—	—	—	(6,456)	—	(6,456)
Net income	—	—	—	—	6,990	—	—	6,990

Balances, June 30, 2007	10,765,033	$111	$152,282	$3,322	$144,974	$(139,462)	$(3,231)	$157,996

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$6,990	$8,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67	128
Permanent impairments on retained interests in transferred assets	123	584
Net gains on sales of real estate	(1,279)	(2,019)
Deferred income taxes	14	(15)
Provision for loan losses	52	53
Provision for losses on rent and related receivables	239	425
Impairment losses	233	94
Premium income adjustment	49	76
Amortization and accretion, net	(121)	(147)
Share-based compensation	104	91
Capitalized loan origination costs	(108)	(140)
Loans funded, held for sale	(1,195)	(3,807)
Proceeds from sale of guaranteed loans	2,349	4,201
Loan fees collected (refunded), net	142	(32)
Change in operating assets and liabilities:
Due to/from affiliates, net	(700)	(723)
Other assets	451	(196)
Borrower advances	651	(559)
Accounts payable and accrued expenses	(929)	(399)
Other liabilities	104	(255)

Net cash provided by operating activities	7,236	6,051

Cash flows from investing activities:
Loans funded	(22,175)	(7,515)
Principal collected on loans receivable	27,001	22,433
Principal collected on retained interests in transferred assets	2,539	2,498
Proceeds from assets acquired in liquidation, net	1,116	1,163
Proceeds from sales of hotel properties, net	1,060	3,126
Proceeds from mortgage-backed security of affiliate	110	83
Investment in retained interests in transferred assets	(253)	—
Release of (investment in) restricted investments, net	(397)	1,019
Purchase of furniture, fixtures and equipment	(37)	(72)

Net cash provided by investing activities	8,964	22,735

Cash flows from financing activities:
Purchase of treasury shares	—	(303)
Proceeds from (payment of principal on) credit facilities, net	2,175	(7,000)
Payment of principal on mortgages payable and debentures	(2,642)	(10,245)
Payment of dividends	(7,529)	(6,454)

Net cash used in financing activities	(7,996)	(24,002)

Net increase in cash and cash equivalents	8,204	4,784

Cash and cash equivalents, beginning of year	3,739	3,967

Cash and cash equivalents, end of period	$11,943	$8,751

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Interim Financial Statements:
The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of June 30, 2007 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2007 and 2006 and beneficiaries’ equity and cash flows for the six months ended June 30, 2007 and 2006 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006. These adjustments are of a normal recurring nature.
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
The results for the three and six months ended June 30, 2007 are not necessarily indicative of future financial results.
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
First Western is licensed as a small business lending company that originates loans through the SBA 7(a) Guaranteed Loan Program. PMCIC and Western Financial are licensed specialized small business investment companies under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCT Trust was formed in conjunction with our 1998 structured loan financing transaction. The 1998 structured notes were repaid on December 1, 2006. PMC Funding, Asset Holding and PMC Conduit hold assets on our behalf. PMC Properties is the operator, through third party managers, of any hospitality properties. No properties are currently being operated by PMC Properties.
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
Note 4. Variable Interest Entities:
A VIE is an entity for which control is achieved through means other than voting rights. An entity should consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The following entities have been determined to be VIEs:
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
Since PMC Commercial is the primary beneficiary, PMC Conduit is consolidated in the financial statements of PMC Commercial.
PMC Preferred Capital Trust-A
During 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 30, 2035 to a special purpose subsidiary, PMC Preferred Capital Trust-A, a Delaware statutory trust (“Preferred Trust”). The Junior Subordinated Notes, included in our consolidated balance sheets, are subordinated to PMC Commercial’s existing debt.
Since PMC Commercial is not considered to be the primary beneficiary, Preferred Trust is not consolidated in PMC Commercial’s financial statements. The equity method is used to account for our investment in the Preferred Trust.
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
Since PMC Commercial is not considered to be the primary beneficiary, PMCT Plainfield, L.P. is not consolidated in PMC Commercial’s financial statements. The equity method is used to account for our investment in PMCT Plainfield, L.P.
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
We granted 20,000 option awards on June 9, 2007 at an exercise price of $14.01 (the closing price on June 8, 2007). The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	4.99%
Expected Dividend Yield	8.57%
Expected Volatility	13.41%
Expected Forfeiture Rate	5.0%
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $11,000 during the three and six months ended June 30, 2007 related to this option grant. We granted 33,250 option awards on June 10, 2006 at an exercise price of $12.72 (the closing price on June 9, 2006) and recorded compensation expense of approximately $19,000 during the three and six months ended June 30, 2006 related to this option grant.
In addition, we issued an aggregate of 11,400 restricted shares to executive officers and our Board of Trust Managers on June 9, 2007 at the then current market price of the shares of $14.01. We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on both June 10, 2006 and June 11, 2005 at the then current market prices of the shares. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan).
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of approximately $73,000 and $55,000 and $93,000 and $72,000 during the three and six months ended June 30, 2007 and 2006, respectively, related to the restricted shares. As of June 30, 2007, there was approximately $116,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statement of Position 07-01 (“SOP 07-01”), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, was issued in June 2007. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies. For entities that are determined to be investment companies, SOP 07-01 also addresses whether investment company accounting should be retained by a parent company in consolidation. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007. We have not yet determined the impact, if any, of SOP 07-01 on our consolidated financial statements.
Note 8. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
SBIC commercial mortgage loans	$26,910	$36,243
SBA 7(a) Guaranteed Loan Program loans	12,845	14,749
Conduit Facility loans (1)	47,920	43,612
Other commercial mortgage loans	81,797	75,089

Total loans receivable	169,472	169,693
Less:
Deferred commitment fees, net	(403)	(449)
Loan loss reserves	(49)	(63)

Loans receivable, net	$169,020	$169,181

(1)	These loans are collateral for our Conduit Facility.
The activity in our loan loss reserves was as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Balance, beginning of year	$63	$427
Provision for loan losses	66	94
Reduction of loan losses	(14)	(41)
Principal balances written-off, net	(66)	(467)

Balance, end of period	$49	$13

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Impaired loans requiring reserves	$90	$82
Impaired loans expected to be fully recoverable (1)	558	1,837

Total impaired loans	$648	$1,919

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Average impaired loans	$1,663	$1,698	$1,795	$516

Interest income on impaired loans (2)	$—	$70	$—	$—

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due according to the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.
Note 9. Real Estate Investments:
In April 2007, we sold a hotel property for $2.6 million and recognized a gain of approximately $228,000. We financed the sale of the property through origination of a loan of $2.1 million with an interest rate of LIBOR plus 3.75% and maturity and amortization periods of 20 years. The loan was repaid during July 2007.
During June 2007, we sold a hotel property for approximately $2.9 million and recognized a gain of approximately $852,000. We financed the sale of the property through origination of a loan of approximately $2.3 million with an interest rate of LIBOR plus 3.75% and maturity and amortization periods of 20 years.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).
Information pertaining to our Originated Structured Loan Sale Transactions as of June 30, 2007 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$27,713	$5,526	$13,282	$18,888
Structured Notes balance outstanding	$22,900	$2,923	$10,597	$15,783
Cash in the collection account	$975	$60	$156	$1,627
Cash in the reserve account	$1,654	$624	$803	$1,225
Weighted average interest rate on loans (1)	9.56%	9.63%	9.46%	L+4.02%
Discount rate assumptions (2)	7.9% to 12.6%	7.9% to 12.6%	7.9% to 12.6%	8.5% to 12.6%
Constant prepayment rate assumption (3)	18.00%	18.00%	18.00%	16.00%
Weighted average remaining life of Retained Interests (4)	1.83 years	1.45 years	2.17 years	2.25 years
Aggregate losses assumed (5)	1.25%	—%	1.45%	1.02%
Aggregate principal losses to date (6)	0.33%	0.56%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.9% to 8.5% for our required overcollateralization, (b) 9.6% for our reserve funds and (c) 12.6% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.3%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the twelve months ending June 30, 2008 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2001 Joint Venture, represents the loss on a delinquent loan receivable with a “charged-off” status repurchased by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our Acquired Structured Loan Sale Transactions as of June 30, 2007 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$10,703	$13,347	$8,301	$15,091	$16,556	$30,785
Structured Notes balance outstanding	$10,228	$11,070	$5,622	$11,211	$12,549	$26,822
Cash in the collection account	$253	$1,444	$133	$191	$496	$2,087
Cash in the reserve account	$1,335	$1,215	$563	$989	$1,017	$1,965
Weighted average interest rate of loans (1)	P+0.95%	9.09%	9.00%	9.62%	9.52%	L+4.02%
Discount rate assumptions (2)	7.9% to 12.6%	7.9% to 12.6%	7.9% to 12.6%	7.9% to 12.6%	7.9% to 12.6%	8.5% to 12.6%
Constant prepayment rate assumption (3)	16.00%	18.00%	18.00%	18.00%	18.00%	16.00%
Weighted average remaining life of Retained Interests (4)	2.58 years	2.22 years	1.98 years	1.42 years	1.92 years	2.37 years
Aggregate principal losses assumed (5)	1.22%	1.22%	1.81%	1.04%	1.33%	1.24%
Aggregate principal losses to date (6)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.9% to 8.5% for our required overcollateralization, (b) 9.6% for our reserve funds and (c) 12.6% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 2.1%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the twelve months ending June 30, 2008 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.
At June 30, 2007, none of the loans sold to the QSPEs were delinquent over 60 days as to principal and interest.
First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At June 30, 2007, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $37.5 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at June 30, 2007 included a prepayment speed of 20% per annum and a discount rate of 12.6%.
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
Our Retained Interests consisted of the following:

	June 30, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$618	$618	$582
1998 Partnership	610	1,089	309	2,008	1,926
1999 Partnership	3,769	1,035	274	5,078	4,895
2000 Joint Venture	8,698	1,969	1,071	11,738	10,353
2001 Joint Venture	6,816	1,475	529	8,820	8,507
2002 Joint Venture	7,441	1,644	820	9,905	9,069
2003 Joint Venture	10,702	2,888	1,642	15,232	14,745

	$38,036	$10,100	$5,263	$53,399	$50,077

	December 31, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$652	$652	$641
1998 Partnership	699	1,094	321	2,114	2,013
1999 Partnership	3,795	973	311	5,079	4,932
2000 Joint Venture	8,763	2,058	728	11,549	10,295
2001 Joint Venture	6,844	1,627	768	9,239	8,788
2002 Joint Venture	7,649	1,700	1,066	10,415	9,751
2003 Joint Venture	10,817	3,316	2,543	16,676	16,048

	$38,567	$10,768	$6,389	$55,724	$52,468

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests as of June 30, 2007 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$52,283	($1,116)
Losses increase by 100 basis points per annum (2)	$51,189	($2,210)
Rate of prepayment increases by 5% per annum (3)	$53,109	($ 290)
Rate of prepayment increases by 10% per annum (3)	$52,759	($ 640)
Discount rates increase by 100 basis points	$52,159	($1,240)
Discount rates increase by 200 basis points	$50,956	($2,443)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our overcollateralization pieces.
(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at June 30, 2007 and December 31, 2006 our consolidated balance sheets do not include $179.7 million and $207.7 million of assets, respectively, and $130.1 million and $156.5 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At June 30, 2007, the partners’ capital of the QSPEs was approximately $49.6 million compared to the value of the associated Retained Interests of $52.8 million.
The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Annualized yield	12.8%	13.9%	12.5%	13.6%
During March 2007, PMC Commercial repurchased a loan from the 2003 Joint Venture which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $3.5 million. We foreclosed on the underlying collateral of the loan, a full service hospitality property, during May 2007. In June 2007, we sold the hotel property for $4.4 million. The gain at the time of sale was approximately $722,000 of which approximately $578,000 was deferred until full gain recognition criteria are met. We financed the sale of the property through origination of a loan of approximately $3.5 million with an interest rate of LIBOR plus 2.5% and maturity and amortization periods of 20 years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Other Assets:
Other assets consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Deferred borrowing costs, net	$962	$1,069
Investment in Preferred Trust	838	820
Interest receivable	824	1,016
Prepaid expenses and deposits	325	614
Investment in PMCT Plainfield, L.P.	90	6
Asset acquired in liquidation, net (1)	—	975
Rent and related receivables	—	567
Other	441	438

Other assets	$3,480	$5,505

(1)	During March 2007, we sold an asset acquired in liquidation for $1,425,000 and recognized a gain of approximately $20,000 and deferred the remaining gain of approximately $446,000. We financed the sale of the property through origination of a loan of approximately $1,360,000 with an interest rate of 9.0% and maturity and amortization periods of 20 years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Debt:
Information on our debt was as follows:

						Weighted Average
	June 30, 2007		December 31, 2006			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	June 30,	December 31,
	Amount	Value	Amount	Value	Maturities	2007	2006
	(Dollars in thousands, except footnote)
Mortgage notes and debentures payable:
Debentures	$8,190	$8,162	$8,190	$8,161	2013 to 2015	5.90%	5.90%
Mortgage notes (1)	—	—	2,642	2,642	N/A	N/A	8.02%

	8,190	8,162	10,832	10,803

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	8.60%	8.62%

Credit facilities:
Conduit Facility	29,143	29,143	26,968	26,968	2008	6.19%	6.35%
Revolving credit facility	—	—	—	—	2007	N/A	N/A

	29,143	29,143	26,968	26,968

Redeemable preferred stock of subsidiary	4,000	3,718	4,000	3,668	2009 to 2010	4.00%	4.00%

Debt	$68,403	$68,093	$68,870	$68,509

(1)	Does not include a mortgage note of an unconsolidated subsidiary with a principal balance of approximately $1.3 million outstanding at June 30, 2007 with a fixed interest rate of 8.5% due January 1, 2011.
Principal payments required on our consolidated debt at June 30, 2007 were as follows (face amount):

Twelve Months
Ending June 30,	Total
(In thousands)
2008	$29,143
2009	—
2010	4,000
2011	—
2012	—
Thereafter	35,260

$68,403

Debentures
Debentures represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. The debentures have a weighted average cost of funds of approximately 6.0% and require semi-annual interest only payments.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mortgage Notes
During April 2007, we repaid a mortgage note with a principal balance of approximately $1.2 million. As a result of the prepayment, we incurred a fee of approximately $166,000. During May 2007, we repaid the remaining mortgage note with a principal balance of approximately $1.4 million. As a result of the prepayment, we incurred a fee of approximately $286,000.
Junior Subordinated Notes
The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25%. The Junior Subordinated Notes may be redeemed at our option, without penalty, beginning on March 30, 2010. Interest payments are due on a quarterly basis.
Conduit Facility
Interest payments are payable by PMC Conduit on a monthly basis at a rate approximating LIBOR, plus 0.85% and PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold and has minimum collateral requirements. At June 30, 2007, PMC Commercial had available approximately $23.5 million of loans which are conduit eligible loans. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At June 30, 2007, we were in compliance with the covenants of this facility.
Revolving Credit Facility
PMC Commercial has a revolving credit facility which provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At June 30, 2007, we were in compliance with the covenants of this facility.
Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 4% Preferred Stock is held by the SBA pursuant to the SBIA. The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $39,000 and $79,000 were recognized on the 4% Preferred Stock during the three and six months ended June 30, 2007 and 2006 and are included in interest expense on our consolidated statements of income.
Note 13. Cumulative Preferred Stock of Subsidiary:
PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA. PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $23,000 and $45,000 were recognized on the 3% Preferred Stock during the three months and six ended June 30, 2007 and 2006, respectively, and are reflected in our consolidated statements of income as minority interest.
Note 14. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,756,000 and 10,744,000 for the three months ended June 30, 2007 and 2006, respectively. The weighted average number of common shares outstanding was approximately 10,755,000 and 10,745,000 for the six months ended June 30, 2007 and 2006, respectively. For purposes of calculating the dilutive effect of options to purchase common shares, the weighted average shares outstanding were increased by approximately 6,000 and 9,000 shares during the three and six months ended June 30, 2007, respectively. During the three

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and six months ended June 30, 2006, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 54,000 and 150,000 common shares during the three months ended June 30, 2007 and 2006, respectively, and options to purchase approximately 34,000 and 150,000 common shares during the six months ended June 30, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 15. Dividends Declared:
Dividends declared during 2007 were as follows:

		Amount
Date Paid	Record Date	Per Share
April 9, 2007	March 30, 2007	$0.30
July 9, 2007	June 29, 2007	0.30

		$0.60

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income tax provision consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Federal:
Current provision	$333	$349	$182	$229
Deferred provision (benefit)	14	(15)	23	21

Income tax provision	$347	$334	$205	$250

Included within the current provision is approximately $20,000 in Federal income taxes of PMC Commercial Trust relating to a gain on the sale of one of our assets acquired in liquidation on which we made a foreclosure property election which requires PMC Commercial Trust to pay a 35% tax on the gain.
The provision for income taxes related to the TRS’s results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense related to the TRS’s was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Income before income taxes for TRS’s	$893	$955	$507	$693

Expected Federal income tax provision	$311	$334	$177	$242
Preferred dividend of subsidiary recorded as minority interest	16	16	8	8
Other adjustment	—	(16)	—	—

Income tax provision related to TRS’s	$327	$334	$185	$250

The FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” in July 2006. FIN 48 clarifies the accounting and disclosure for uncertainty in income tax positions, as defined, imposes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We were subject to the provisions of FIN 48 as of January 1, 2007, and to the extent applicable, have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in those jurisdictions. We have identified our federal tax returns and our state returns in Texas as “major” tax jurisdictions, as defined. The periods subject to examination for our federal tax returns and state returns in Texas are the 2003 through 2006 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.
In accordance with FIN 48, we have established a policy on classification of penalties and interest related to audits of our federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of income before income tax provision, minority interest and discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense and interest paid or received will be recorded in interest expense or interest income, respectively, in the consolidated statements of income.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17. Other Income:
Other income consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Prepayment fees	$549	$764	$301	$318
Servicing income (1)	406	545	192	265
Premium income (2)	174	325	14	291
Other loan related income	140	180	77	82
Equity in earnings of unconsolidated subsidiaries	50	32	26	16
Other	62	17	30	—

Other income	$1,381	$1,863	$640	$972

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market.
(2)	Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 18. Discontinued Operations:
Discontinued operations of our hotel properties (two and 14 hotel properties during the six months ended June 30, 2007 and 2006, respectively) and assets acquired in liquidation (primarily three and two limited service hospitality properties during the six months ended June 30, 2007 and 2006, respectively) consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Hotel and Lease Operations:
Revenues:
Hotel operating revenues	$507	$1,853	$147	$817
Lease income — base	—	186	—	—

Total revenues	507	2,039	147	817

Expenses:
Hotel operating expenses	399	1,590	128	633
Interest expense (1)	522	229	469	67
Depreciation	57	98	15	42

Total expenses	978	1,917	612	742

Net earnings (losses), hotel and lease operations	(471)	122	(465)	75

Assets Acquired in Liquidation Operations:
Revenues	281	155	214	26
Expenses	251	186	219	21

Net earnings (losses), assets acquired in liquidation operations	30	(31)	(5)	5

Total net earnings (losses)	(441)	91	(470)	80

Net gains on sales of real estate	1,279	2,019	1,252	142

Impairment losses	(233)	(94)	—	(21)

Discontinued operations	$605	$2,016	$782	$201

(1)	Represents interest expense and fees charged on the mortgages payable related to our hotel properties included in discontinued operations. No additional interest expense was allocated to discontinued operations. Interest expense for the three and six months ended June 30, 2007 includes penalties of approximately $452,000 for the prepayment of two mortgage notes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 19. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Non-cash investing activities:

Reclassification from loans receivable to assets acquired in liquidation	$4,917	$3,894

Loans receivable originated in connection with sales of assets acquired in liquidation	$6,283	$2,760

Loans receivable originated in connection with sales of hotel properties	$4,380	$17,084

Note 20. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $14.4 million at June 30, 2007, of which approximately $2.9 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.
At June 30, 2007, the majority of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.50% to 2.75% and over LIBOR generally ranging from 3.00% to 4.00%. The weighted average interest rate on our loan commitments and approvals at June 30, 2007 was approximately 8.9%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
June 30,	Total
(In thousands)
2008	$185
2009	197
2010	208
2011	220
2012	75

$885

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2010. In the event of a change in responsibilities, as defined, during the employment period, the agreements provide for severance compensation to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.
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
Environmental
PMC Funding has a recorded liability of approximately $300,000 at June 30, 2007 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The sale was financed by PMC Capital, Inc. through a loan with an outstanding principal balance of approximately $560,000 at June 30, 2007 which is in default. As a result, we filed a lawsuit in the State of Georgia. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law.
During 2005, we were informed by the Georgia Department of Natural Resources that the remediation plan for the property required revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
Litigation
We have significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the Master Lease Agreement.
While we remain confident a substantial portion of our claims would be allowed and the claims against us would be disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we have executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s reorganization plan. The plan has not yet been filed.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 21. Business Segments:
Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (2) the Property Division which operated our hotel properties. With respect to the operations of our lending division, we do not differentiate between subsidiaries or loan programs.
Business segment data for the three months ended June 30, 2007 and 2006 was as follows:

	For the Three Months Ended June 30,
	2007			2006
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$4,838	$4,831	$7	$4,901	$4,901	$—
Hotel property revenues	—	—	—	169	—	169
Income from Retained Interests	2,077	2,077	—	2,682	2,682	—

Total	6,915	6,908	7	7,752	7,583	169

Expenses:
Interest	1,420	1,420	—	1,379	1,351	28
Salaries and related benefits (1)	1,214	1,178	36	1,213	1,092	121
Hotel property expenses	—	—	—	140	—	140
General and administrative	580	564	16	635	549	86
Permanent impairments on Retained Interests	99	99	—	536	536	—
Provision for losses on rent and related receivables	—	—	—	125	—	125
Provision for (reduction of) loan losses, net	(13)	(13)	—	2	2	—

Total	3,300	3,248	52	4,030	3,530	500

Income (loss) before income tax provision, minority interest and discontinued operations	3,615	3,660	(45)	3,722	4,053	(331)

Income tax benefit (provision)	(205)	(191)	(14)	(250)	(261)	11
Minority interest (preferred stock dividend of subsidiary)	(23)	(23)	—	(23)	(23)	—

Income (loss) from continuing operations	3,387	3,446	(59)	3,449	3,769	(320)

Discontinued operations:
Net gains on sales of real estate	1,252	167	1,085	142	142	—
Impairment losses	—	—	—	(21)	(21)	—
Net earnings (losses)	(470)	(5)	(465)	80	5	75

Net income (loss)	$4,169	$3,608	$561	$3,650	$3,895	$(245)

(1)	Salaries and related benefits were allocated to the Property Division based on management’s estimate of time spent for oversight.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business segment data for the six months ended June 30, 2007 and 2006 was as follows:

	For the Six Months Ended June 30,
	2007			2006
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$9,635	$9,621	$14	$9,474	$9,457	$17
Hotel property revenues	—	—	—	275	—	275
Income from Retained Interests	3,978	3,978	—	4,935	4,935	—

Total	13,613	13,599	14	14,684	14,392	292

Expenses:
Interest	2,745	2,745	—	2,784	2,727	57
Salaries and related benefits (1)	2,381	2,310	71	2,273	2,046	227
Hotel property expenses	—	—	—	254	—	254
General and administrative	1,296	1,246	50	1,257	1,065	192
Permanent impairments on Retained Interests	123	123	—	584	584	—
Provision for losses on rent and related receivables	239	—	239	425	—	425
Provision for loan losses, net	52	52	—	53	53	—

Total	6,836	6,476	360	7,630	6,475	1,155

Income (loss) before income tax provision, minority interest and discontinued operations	6,777	7,123	(346)	7,054	7,917	(863)

Income tax benefit (provision)	(347)	(345)	(2)	(334)	(345)	11
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	—	(45)	(45)	—

Income (loss) from continuing operations	6,385	6,733	(348)	6,675	7,527	(852)

Discontinued operations:
Net gains on sales of real estate	1,279	188	1,091	2,019	164	1,855
Impairment losses	(233)	(233)	—	(94)	(51)	(43)
Net earnings (losses)	(441)	30	(471)	91	(31)	122

Net income	$6,990	$6,718	$272	$8,691	$7,609	$1,082

(1)	Salaries and related benefits were allocated to the Property Division based on management’s estimate of time spent for oversight.
Total assets at June 30, 2007 were allocated approximately $239.8 million to the Lending Division and $0.2 million to the Property Division.

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
     The following discussion of our financial condition at June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
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

EXECUTIVE SUMMARY
     During the second quarter of 2007 we originated $18.6 million of loans, bringing the year-to-date total to $34.0 million. The market segment for limited service hospitality loans continues to be extremely competitive and the yield curve still favors fixed-rate lenders. Therefore, as a result, we currently anticipate that our 2007 originations will be at the lower end of our previously announced range of $60 million to $75 million.
     Lenders to the limited service hospitality market, where we have traditionally concentrated, have become more aggressive in the last three years as this segment has become more mainstream. Banks have expanded their position in this market through the use of deposits to fund fixed-rate mini-perm loans with 5-year maturities and 15 to 25-year amortization periods. In addition, conduit lending programs sponsored by large investment banks have been more aggressive in lending to the limited service hospitality market with maturities of ten years or greater and 20 to 30-year amortization periods. The result of this competition has been a narrowing of availability of new loans to non-bank lenders like ourselves and a reduced spread on the loans that non-bank lenders like ourselves are able to make.
     The competitive nature of this market has also resulted in a significant increase in the amount of prepayments of our serviced loans. We had greater than $91 million of prepayments in 2006 and over $42 million in the first half of 2007. As shown in the table below, the result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to $369 million at June 30, 2007. We believe that we will continue to see high levels of prepayment activity during the remainder of 2007. Information on our serviced portfolio is provided since we retain a residual interest in the cash flows from our sold loans. Therefore, the performance of these loans impacts our profitability and our cash available for dividend distributions.
     Information on our serviced portfolio, including prepayment trends, was as follows:

	June 30,	December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Serviced portfolio	$368,947	$399,214	$452,035	$471,751

Loan originations	$34,033	$71,530	$58,852	$53,659

Prepayments	$42,367	$91,710	$41,049	$15,931

% Prepayments (1)	21.2%	20.3%	8.7%	3.2%

(1)	Represents prepayments as a percentage of serviced portfolio outstanding as of the beginning of the year. For the six months ended June 30, 2007, represents annualized prepayments as a percentage of serviced portfolio outstanding as of the beginning of the year.
     As a result of these loan origination challenges and our goal to expand our portfolio, we are exploring additional investment and business opportunities. We will attempt to identify and invest in opportunities in the real estate market that are natural additions to supplement our core business. We are evaluating investments including, but not limited to, development of hotel properties, ownership of properties including office buildings, retail centers, office warehouses, convenience and service stations and restaurants, joint venture ownership of hotels and acquisitions of real estate related businesses. We are also evaluating investment opportunities in the banking industry which may provide alternative and/or lower costs of funds as well as alternative lending products. In order to finance these investments, we anticipate utilizing our credit facilities. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current levels. However, we anticipate, as a result of earnings from our core business and gains generated on our property sales during 2006 and 2007, that we will maintain our current regular quarterly dividend of $0.30 per share through the end of 2007.

     In addition, we have commenced loan brokerage services for those origination opportunities which are either larger than we typically originate or that are priced below our best available interest rate. We anticipate generating fees of up to 1% of each loan placed.
     We have also expanded our marketing initiatives for the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA
7(a) Program”). We anticipate that as a result of First Western SBLC, Inc.’s (“First Western”) preferred lender status and expanded marketing initiatives, our originations under the SBA 7(a) Program will increase; however, to date we have not realized any increase in origination volume or commitments since our marketing efforts generally take time to provide benefits. In addition, the typical size of a SBA 7(a) Program loan is smaller than our other lending programs.
     We are currently offering fixed-rate loans to borrowers at approximately 2.5% over 5-year swap rates and anticipate the maximum amount of fixed-rate loans we will originate under this program to be $30.0 million. If necessary, we will utilize the swap market or interest rate caps to lock in a fixed cost of funds so that we can offer this more competitive fixed-rate product. While we anticipate hedging our cost of funds, it is expected that any hedging programs will be limited due to the interest rate risk if unanticipated repayment of these fixed-rate loans occurs.
     The yield curve combined with increased competition has caused margin compression (i.e., the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed). Whereas historically we originated variable-rate loans at 3.5% to 4.5% over LIBOR, currently we are offering rates between 3.0% to 4.0% over LIBOR. In addition, as a result of our weighted average spread over LIBOR being reduced on our variable-rate loan originations, we anticipate that the spread between the interest rates charged to our borrowers and the cost of funds may be less than the spread of 2.77% on our variable-rate securitization completed during 2003. The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). In general, a significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. The margin compression lowers our profitability and may have an impact on our ability to maintain our dividend at the current amount subsequent to 2007.
     We have sold all of our hotel properties and assets acquired in liquidation. In addition, during June 2007, we executed a settlement agreement with Arlington Hospitality, Inc. and its subsidiary Arlington Inns, Inc. (together “Arlington”) that substantially eliminates our involvement with Arlington’s bankruptcy estate. As a result, management is now able to focus on our core business including new investment opportunities.
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
     Loans originated during the first half of 2007 were approximately $34.0 million (including approximately $3.5 million repurchased from one of our securitizations and approximately $10.7 million from the sale of hotel properties and assets acquired in liquidation) which is comparable to the $31.2 million of loans we originated during the same period in 2006 (including approximately $19.8 million from sales of hotel properties and assets acquired in liquidation). We currently anticipate loan originations to be between $25 million and $35 million during the remaining six months of 2007. Our average loan commitment, excluding SBA 7(a) Program loans, is approximately $1.6 million per loan. Accordingly, a change in a few loans funding in periods other than expected or a few loan commitments being cancelled or approved would have a material impact on our estimates. At June 30, 2007, December 31, 2006 and June 30, 2006, our outstanding commitments to fund new loans were approximately $14.4 million, $32.6 million and $33.1 million, respectively. The majority of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. We believe that our LIBOR-based loan program (1) allows us to compete more effectively with the diminishing market share of variable-rate products, (2) provides us with a more attractive securitization product and (3) provides us with a net interest spread that is less susceptible to interest rate risk than fixed-rate loan programs.

PORTFOLIO INFORMATION
General
     Loans originated and principal repayments on our retained loans receivable were as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In millions)
Loan Originations:
Commercial mortgage loans	$20.0	$5.8
SBA 7(a) Loan Program loans	1.7	5.4
Loans originated in connection with sale of assets acquired in liquidation and hotel properties	10.7	19.8
SBA 504 program loans (1)	1.6	0.2

Total loans originated	$34.0	$31.2

Principal Repayments:
Prepayments	$18.3	$18.1
Proceeds from the sale of SBA 7(a) guaranteed loans	2.3	4.2
Scheduled principal payments	2.1	3.0
Balloon maturities of SBA 504 program loans	6.7	1.3

Total principal repayments	$29.4	$26.6

(1)	Represents second mortgages obtained through the SBA 504 Program which are repaid by certified development companies.
     In addition to our retained portfolio, at June 30, 2007, we service approximately $198.1 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans receivable retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”). The weighted average contractual interest rate on our Aggregate Portfolio was 9.4%, 9.5% and 9.3% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.
     Information on our Retained Portfolio was as follows:

	June 30,	December 31,	June 30,
	2007	2006	2006
Weighted average contractual interest rate	9.2%	9.4%	9.3%

Annualized average yield (1) (2)	10.0%	11.0%	10.1%

(1)	In addition to interest income, the yield includes all fees earned and is adjusted by the provision for loan losses, net.
(2)	For the six month periods ended June 30, 2006 and 2007 and for the year ended December 31, 2006.
     The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2007 (set on July 1, 2007) is 5.36% and 8.25%, respectively, while the LIBOR and prime rate charged during the second quarter of 2007 (set on April 1, 2007) was 5.35% and 8.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable.

     Additional information on our retained loans receivable, net, was as follows:

	June 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$132,138	78.2%	9.2%	$127,931	75.6%	9.4%
Fixed-rate	21,096	12.5%	8.7%	23,419	13.9%	8.8%
Variable-rate — prime	15,786	9.3%	10.1%	17,831	10.5%	10.2%

	$169,020	100.0%	9.2%	$169,181	100.0%	9.4%

     Our loans receivable were approximately 93% concentrated in the hospitality industry at June 30, 2007. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.
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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30,	December 31,
	2007	2006
	(In thousands)
Problem Loans:
Loans receivable	$618	$1,887
Sold loans of QSPEs (1)	—	—

	$618	$1,887

Special Mention Loans:
Loans receivable	$30	$32
Sold loans of QSPEs (1)	1,024	3,496

	$1,054	$3,528

Percentage Problem Loans:
Loans receivable	0.3%	1.1%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	—	—
Sold loans of QSPEs (1)	0.6%	1.9%

(1)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.
     At June 30, 2007 and December 31, 2006, we had reserves of approximately $49,000 and $63,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.04% and 0.06% during the six months ended June 30, 2007 and 2006, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Overview
     Income from continuing operations decreased to $6,385,000 ($0.59 per share) during the six months ended June 30, 2007 from $6,675,000 ($0.62 per share) during the six months ended June 30, 2006. As described in more detail below, significant changes when comparing the periods were:
•	A decrease in income from Retained Interests of $957,000 due to (1) a decrease in the weighted average balance of our Retained Interests outstanding due mainly to prepayments, (2) a reduction in unanticipated prepayment fees and (3) a reduction in the weighted average accretion rate;
•	A decrease in other income of $482,000 due primarily to decreased prepayment fee income and premium income;
•	An increase in interest income of $643,000 due primarily to increases in variable interest rates and our weighted average loans outstanding; and
•	A decrease in non-cash losses of $648,000, including provision for loss on rent and related receivables, permanent impairments on Retained Interests and loan losses.

     Net income decreased to $6,990,000 ($0.65 per share) during the six months ended June 30, 2007 from $8,691,000 ($0.81 per share) during the six months ended June 30, 2006. In addition to the changes in income from continuing operations described above, net income decreased due to net gains on sales of real estate included in discontinued operations of $2,019,000 during the six months ended June 30, 2006 compared to $1,279,000 during the six months ended June 30, 2007.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
     Interest income consisted of the following:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Interest income — loans	$7,780	$7,295
Accretion of loan fees and discounts	243	208
Interest income — idle funds	231	108

	$8,254	$7,611

     The increase in interest income — loans was primarily attributable to (1) an increase in our weighted average loans receivable outstanding of $8.8 million (6%) to $166.3 million during the six months ended June 30, 2007 from $157.5 million during the six months ended June 30, 2006 and (2) an increase in variable interest rates. The increase in our idle funds interest income is primarily due to cash and cash equivalents of our Small Business Investment Companies (“SBICs”). These funds are restricted and can only be used for commitments of the SBICs.
     Income from Retained Interests decreased $957,000 primarily due to (1) a decrease in the weighted average balance outstanding of $5.1 million to $54.7 million during the six months ended June 30, 2007 compared to $59.8 million during the six months ended June 30, 2006, (2) a reduction in unanticipated prepayment fees of $195,000 and (3) a reduction in the weighted average accretion rate from 13.8% during the six months ended June 30, 2006 to 12.4% during the six months ended June 30, 2007 mainly due to prepayments and reductions in the cost basis of our interest-only strip receivables. The yield on our Retained Interests, which is comprised of income earned less permanent impairments, decreased to 12.8% during the six months ended June 30, 2007 from 13.9% during the six months ended June 30, 2006.
     Other income consisted of the following:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Prepayment fees	$549	$764
Servicing income	406	545
Premium income	174	325
Other loan related income	140	180
Equity in earnings of unconsolidated subsidiaries	50	32
Other	62	17

Other income	$1,381	$1,863

     While prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2007, our prepayment fees have decreased. Prepayment fees on our variable-rate loans are generally less per loan than fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate, as the outstanding principal balance of our fixed-rate loans declines, that prepayment fees will decline. In addition, during the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. However, prepayment fee income is dependent upon a number of factors and is not generally predictable.
     We earn fees for servicing all loans held by the QSPEs and on loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur.
     Premium income results from the sale of First Western’s loans into the secondary market. We sold six and nine loans and collected cash premiums of approximately $215,000 and $400,000 during the six months ended June 30, 2007 and 2006, respectively. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.
Interest Expense
     Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Junior subordinated notes	$1,185	$1,102
Conduit facility	1,111	779
Debentures payable	246	482
Revolving credit facility	59	76
Mortgages on hotel properties	—	57
Structured notes	—	137
Other	144	151

	$2,745	$2,784

     The weighted average cost of our funds at June 30, 2007 was 7.0% compared to 7.2% at June 30, 2006. Interest on the junior subordinated notes increased due to increases in LIBOR. Interest on the conduit facility increased primarily as a result of increased utilization of the facility and increases in variable interest rates. Our weighted average borrowings outstanding on our conduit facility increased to $30.7 million during the six months ended June 30, 2007 compared to $21.0 million during the six months ended June 30, 2006.
     The reduction of interest expense on our debentures payable was a result of the prepayment, without penalty, of $7,310,000 of fixed-rate SBA debentures with an interest rate of approximately 8.5% during the third quarter of 2006. In addition, interest expense was reduced since (1) the remaining balance outstanding on our structured notes was repaid on December 1, 2006 and (2) we repaid our remaining two mortgage notes with a principal balance of approximately $2.6 million during the second quarter of 2007.
Other Expenses
     Our combined general and administrative expenses and salaries and related benefits expense during the six months ended June 30, 2007 increased to $3,677,000 compared to $3,530,000 during the six months ended June 30, 2006. Our salaries and related benefits increased by $108,000 primarily due to a reduction in costs capitalized relating to new loans funded and cost of living increases.

     Permanent impairments on Retained Interests were $123,000 and $584,000 for the six months ended June 30, 2007 and 2006, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.
     Our provision for losses on rent and related receivables was $239,000 and $425,000 during the six months ended June 30, 2007 and 2006, respectively. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us to determine the collectibility of our investment in the rent and related receivables. We have significant claims in the bankruptcy cases and the debtors have claims against our assets in response. While we remain confident a substantial portion of our claims would be allowed and the claims against us would be disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we have executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s reorganization plan. The plan has not yet been filed.
Discontinued Operations
     We recorded gains of $1,279,000 during the six months ended June 30, 2007 resulting primarily from the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and three assets acquired in liquidation for approximately $7.6 million generating gains of approximately $185,000. We had net gains on the sales of real estate of $2,019,000 during the six months ended June 30, 2006 resulting primarily from the sale of ten hotel properties for approximately $20.5 million generating gains of $1.8 million and seven assets acquired in liquidation for approximately $4.1 million generating gains of $0.2 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $2.6 million at June 30, 2007. Deferred gains will be recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
     Impairment losses were $233,000 and $94,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we recorded an impairment loss related to an estimated decline in fair value of an asset acquired in liquidation. For our real estate assets held for sale, we performed a recoverability test to determine if the expected net sales proceeds exceeded their carrying value. Based on this analysis, we recorded impairment losses of $94,000 during the six months ended June 30, 2006.
     Our net earnings (losses) from discontinued operations were ($441,000) during the six months ended June 30, 2007 compared to $91,000 during the six months ended June 30, 2006. The primary cause of the net loss from discontinued operations during the six months ended June 30, 2007 was fees for the prepayment of two mortgage notes of approximately $452,000 incurred in conjunction with the sale of the related hotel properties.
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Overview
     Income from continuing operations decreased to $3,387,000 ($0.32 per share) during the three months ended June 30, 2007 from $3,449,000 ($0.32 per share) during the three months ended June 30, 2006. As described in more detail below, significant changes when comparing the periods were:
•	A decrease in income from Retained Interests of $605,000 due primarily to a decrease in our weighted average balance outstanding due mainly to prepayments and a reduction in unanticipated prepayment fees;
•	A decrease in other income of $332,000 due primarily to decreased premium income;
•	An increase in interest income of $269,000 due primarily to an increase in our weighted average loans outstanding; and
•	A decrease in non-cash losses of $577,000, including provision for loss on rent and related receivables, permanent impairments on Retained Interests and loan losses.

     Net income increased to $4,169,000 ($0.39 per share) during the three months ended June 30, 2007 from $3,650,000 ($0.34 per share) during the three months ended June 30, 2006. In addition to the changes in income from continuing operations described above, net income increased during the three months ended June 30, 2007 due to net gains on sales of real estate totaling approximately $1.3 million partially offset by net losses on discontinued operations of $470,000.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
     Interest income consisted of the following:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Interest income — loans	$3,934	$3,751
Accretion of loan fees and discounts	112	122
Interest income — idle funds	152	56

	$4,198	$3,929

     The increase in interest income — loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $9.0 million (6%) to $166.9 million during the three months ended June 30, 2007 from $157.9 million during the three months ended June 30, 2006. The increase in our idle funds interest income is primarily due to cash and cash equivalents of our SBICs. These funds are restricted and can only be used for commitments of the SBICs.
     Income from Retained Interests decreased $605,000 primarily due to (1) a decrease in the weighted average balance outstanding of $5.0 million to $54.1 million during the three months ended June 30, 2007 compared to $59.1 million during the three months ended June 30, 2006 and (2) a decrease in unanticipated prepayment fees of $240,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 12.5% during the three months ended June 30, 2007 from 13.6% during the three months ended June 30, 2006.
     Other income consisted of the following:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Prepayment fees	$301	$318
Servicing income	192	265
Premium income	14	291
Other loan related income	77	82
Equity in earnings of unconsolidated subsidiaries	26	16
Other	30	—

Other income	$640	$972

     While prepayment activity has remained at relatively high levels and we believe that we will continue to see prepayment activity at these higher levels during the remainder of 2007, prepayment fees have decreased. Prepayment fees on our variable-rate loans are generally less per loan than fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate, as the principal balance outstanding our fixed-rate loans declines, that prepayment fees will decline. In addition, during the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. However, prepayment fee income is dependent upon a number of factors and is not generally predictable.
     We earn fees for servicing all loans held by the QSPEs and on loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur.
     Premium income results from the sale of First Western’s loans into the secondary market. We sold two loans and eight loans and collected cash premiums of approximately $15,000 and $358,000 during the three months ended June 30, 2007 and 2006, respectively. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.
Interest Expense
     Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Junior subordinated notes	$595	$569
Conduit facility	592	381
Debentures payable	124	242
Revolving credit facility	38	38
Mortgages on hotel properties	—	28
Structured notes	—	47
Other	71	74

	$1,420	$1,379

     The weighted average cost of our funds at June 30, 2007 was 7.0% compared to 7.2% at June 30, 2006. Interest on the junior subordinated notes increased due to increases in LIBOR. Interest on the conduit facility increased primarily as a result of increased utilization of the facility and increases in variable interest rates. Our weighted average borrowings outstanding on our conduit facility increased to $33.4 million during the three months ended June 30, 2007 compared to $20.0 million during the three months ended June 30, 2006.
     The reduction of interest expense on our debentures payable was a result of the prepayment, without penalty, of $7,310,000 of fixed-rate SBA debentures with an interest rate of approximately 8.5% during the third quarter of 2006. In addition, interest expense was reduced since (1) the remaining balance outstanding on our structured notes was repaid on December 1, 2006 and (2) we repaid our remaining two mortgage notes with a principal balance of approximately $2.6 million during the second quarter of 2007.
Other Expenses
     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended June 30, 2007 remained relatively constant at $1,794,000 compared to $1,848,000 during the three months ended June 30, 2006.
     Permanent impairments on Retained Interests were $99,000 and $536,000 for the three months ended June 30, 2007 and 2006, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.
     Our provision for losses on rent and related receivables was $125,000 during the three months ended June 30, 2006. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us to determine the collectibility of our investment in the rent and related receivables. We have significant claims in the bankruptcy cases and the debtors have claims against our assets in response. While we remain confident a substantial portion of our claims would be allowed and the claims against us would be disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we have executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s reorganization plan. The plan has not yet been filed.
Discontinued Operations
     We had gains of $1,252,000 during the three months ended June 30, 2007 resulting primarily from the sale of two hotel properties for $5.5 million generating gains of approximately $1.1 million and two assets acquired in liquidation for $6.2 million generating gains of approximately $165,000. We had gains on the sales of real estate of $142,000 during the three months ended June 30, 2006 resulting primarily from the sale of an asset acquired in liquidation for approximately $475,000 generating a gain of approximately $129,000. We also sold four hotel properties during the three months ended June 30, 2006. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $2.6 million at June 30, 2007. Deferred gains will be recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
     Our net earnings (losses) from discontinued operations were ($470,000) during the three months ended June 30, 2007 compared to $80,000 during the three months ended June 30, 2006. The primary cause of the net loss from discontinued operations during the three months ended June 30, 2007 was fees for the prepayment of two mortgage notes of approximately $452,000 incurred in conjunction with sale of the related hotel properties.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
     Information on our cash flow was as follows:

	Six Months Ended
	June 30,
	2007	2006	Change
	(In thousands)
Cash provided by operating activities	$7,236	$6,051	$1,185
Cash provided by investing activities	$8,964	$22,735	$(13,771)
Cash used in financing activities	$(7,996)	$(24,002)	$16,006
Operating Activities
     Net cash flow from operating activities is primarily used to fund our dividends. The increase in cash provided by operating activities is primarily due to an increase in proceeds from the sale of guaranteed loans net of loans funded, held for sale of $760,000. Our dividends paid during the three months ended June 30, 2007 and 2006, included in financing activities, were $7,529,000 and $6,454,000, respectively.
Investing Activities
     During the six months ended June 30, 2007, the primary sources of funds were (1) principal collected on loans receivable, net of loans funded, of $4,826,000, (2) net principal collected on Retained Interests of $2,285,000 and (3) net proceeds from the sales of hotel properties and assets acquired in liquidation of $2,176,000. During the six months ended June 30, 2006, the primary sources of funds were (1) net proceeds from the sales of hotel properties and assets acquired in liquidation of $4,289,000, (2) principal collected on Retained Interests of $2,498,000 and (3) principal collected on loans receivable, net of loans funded, of $14,918,000. We continue to experience high prepayment activity. This prepayment activity is primarily a result of increased competition combined with the effect of the reduction or expiration of prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). In addition, prepayment activity for our variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. In addition, competitors are providing larger advance rates on loans than we typically provide. We anticipate prepayment activity at these higher levels during the remainder of 2007. As of June 30, 2007, we have sold all of our hotel properties and assets acquired in liquidation; therefore, no additional proceeds are expected.
Financing Activities
     We used funds in financing activities during the six months ended June 30, 2007 primarily to pay dividends of $7,529,000. We used funds in financing activities during the six months ended June 30, 2006 primarily for (1) payment of principal on notes and mortgages payable of $10,245,000 related primarily to sales of hotel properties, (2) payment of dividends of $6,454,000 and (3) net repayment of the conduit facility of $7,000,000. We expect to continue to utilize our credit facilities for short-term financing needs.
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
     We had approximately $11.9 million of cash and cash equivalents at June 30, 2007, of which approximately $11.3 million was available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our Revolver or conduit facility to make investments even though our SBICs have available cash and cash equivalents. We may utilize the cash and cash equivalents of our SBICs to prepay SBA debentures and/or the preferred stock.
     Our outstanding commitments to fund new loans were $14.4 million at June 30, 2007, of which $2.9 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market and $3.0 million were for loans to be originated by one of our SBICs. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.
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

     As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2007, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2007 dividend distributions and generally will not be available to fund portfolio growth.
Sources of Funds
     Prior to 2004, our primary source of long-term funds was structured loan sale transactions. The timing of future securitization transactions is dependent upon our portfolio and loan originations. As a result of continued higher than anticipated prepayments on our loan portfolio, we do not anticipate completing our next structured loan transaction until 2008 at which time we expect to have a sufficient pool of loans to complete a securitization.
     Our primary source of short-term funds is a three-year $100.0 million conduit facility expiring February 6, 2008. Interest payments on the advances are payable at a rate approximating 0.85% over LIBOR and the principal repayment obligations are expected to occur through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum collateral requirements. At June 30, 2007, approximately $47.9 million of our loans were collateral for our conduit facility and we had outstanding advances of approximately $29.1 million. At June 30, 2007, PMC Commercial had available approximately $23.5 million of loans which are conduit eligible loans. We are currently negotiating to extend the conduit facility for an additional year and expect the completion of the extension during the third quarter of 2007.
     We have availability of $20.0 million under our Revolver which matures December 31, 2007. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance.
Uses of Funds
     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the remaining six months of 2007, we anticipate loan originations will range from $25 million to $35 million. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general and administrative expenses and we have payment requirements on our borrowings.
     In addition, we also use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. We repurchased a loan from a QSPE which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $3.5 million during March 2007.
     During the three months ended June 30, 2007, we repaid the remaining balances on our mortgage notes of approximately $2.6 million primarily using our short-term credit facilities.

Summarized Contractual Obligations, Commitments and Contingencies
     Our contractual obligations at June 30, 2007 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Debentures payable (1)	$8,190	$—	$—	$—	$8,190
Redeemable preferred stock of subsidiary (2)	4,000	—	4,000	—	—
Conduit facility	29,143	29,143	—	—	—
Junior subordinated debt (3)	27,070	—	—	—	27,070

Interest:
Consolidated debt (4)	68,882	3,918	5,622	5,622	53,720
Mortgage note of unconsolidated subsidiary	375	107	195	73	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (5)	1,269	67	153	1,049	—
Operating lease (6)	885	185	405	295	—

Total contractual cash obligations	$139,814	$33,420	$10,375	$7,039	$88,980

(1)	Debentures payable are presented at face value.
(2)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(3)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.
(4)	For the interest obligation, the variable rate in effect at June 30, 2007 was utilized and no change in variable interest rates was assumed.
(5)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary.
(6)	Represents future minimum lease payments under our operating lease for office space.

     Our commitments and contingencies at June 30, 2007 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	4 to 5	After 5
Commitments	Committed	1 year	years	years	years
		(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	14,402	14,402	—	—	—

Total commitments	$14,402	$14,402	$—	$—	$—

(1)	PMC Funding Corp. (“PMC Funding”) has a recorded liability of approximately $300,000 at June 30, 2007 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital, Inc. through a loan with an outstanding principal balance of approximately $560,000 at June 30, 2007 which is in default. As a result, we filed a lawsuit in the State of Georgia. The borrower has filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. We do not believe there is any merit to the counterclaim and intend to vigorously pursue all remedies available to us under the law. During 2005, we were informed by the Georgia Department of Natural Resources that the remediation plan for the property required revision. While our borrower has the primary responsibility for the environmental remediation, to the extent we were forced to reacquire the property, we currently believe that the estimated fair value of the collateral underlying the loan exceeds the current outstanding principal balance on the loan. At the present time, we have been unable to quantify additional costs, if any, of the potential changes in remediation methods requested by Georgia; however, these costs could be material and may exceed the value of the collateral net of the recorded liability and the current outstanding principal balance of the loan.
(2)	Represents loan commitments and approvals outstanding.
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
DIVIDENDS
     Dividends declared during 2007 were as follows:

		Amount
Date Paid	Record Date	Per Share
April 9, 2007	March 30, 2007	$0.30

July 9, 2007	June 29, 2007	0.30

		$0.60

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. We anticipate that as a result of earnings from our core business and gains generated on property sales during 2006 and 2007, that we will maintain our current quarterly dividend of $0.30 per common share through the end of 2007.
REIT TAXABLE INCOME
     REIT taxable income is presented to assist investors in analyzing our performance and is a measure that is presented quarterly in our consolidated financial statements and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.
     The following reconciles net income to REIT taxable income:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$6,990	$8,691	$4,169	$3,650
Less: taxable REIT subsidiaries net income, net of tax	(566)	(621)	(322)	(443)
Add: book depreciation	67	128	21	57
Less: tax depreciation	(92)	(359)	(35)	(26)
Book/tax difference on property sales	693	566	274	216
Book/tax difference on Retained Interests, net	568	949	275	721
Impairment losses	233	43	—	—
Book/tax difference on rent and related receivables	(1,152)	425	(1,391)	125
Book/tax difference on amortization and accretion	(147)	(89)	(73)	(52)
Asset valuation	(301)	(887)	1	2
Other book/tax differences, net	175	(162)	(89)	(203)

REIT taxable income	$6,468	$8,684	$2,830	$4,047

Distributions declared	$6,456	$6,449	$3,230	$3,226

Weighted average common shares outstanding	10,755	10,745	10,756	10,744

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
     We had $21.1 million and $23.4 million of fixed-rate loans receivable at June 30, 2007 and December 31, 2006, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $21.9 million and $23.9 million at June 30, 2007 and December 31, 2006, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.
     At June 30, 2007 and December 31, 2006, we had $147.9 million and $145.8 million of variable-rate loans receivable, respectively, and $56.2 million and $54.0 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($91.7 million and $91.8 million at June 30, 2007 and December 31, 2006, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
     As a result of approximately $9.9 million and $16.4 million at June 30, 2007 and December 31, 2006, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt may be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.
     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2007 and December 31, 2006, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $917,000 and $918,000, respectively, on an annual basis.

MORTGAGE NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)
     As of June 30, 2007 and December 31, 2006, approximately $11.9 million and $14.5 million, respectively, of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Our variable-rate debt is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2007, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $562,000.
     Our fixed-rate debt at June 30, 2007 is primarily comprised of SBA debentures which currently have prepayment penalties up to 4% of the principal balance.
     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2007 and December 31, 2006. Market risk disclosures related to our outstanding debt as of June 30, 2007 and December 31, 2006 were as follows:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$—	$3,718	$—	$—	$8,162	$11,880	$11,701

Variable-rate debt (LIBOR based) (3)	29,143	—	—	—	—	27,070	56,213	56,213

Totals	$29,143	$—	$3,718	$—	$—	$35,232	$68,093	$67,914

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates, prepayment fees and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2007 was 6.3%.
(3)	The weighted average interest rate of our variable-rate debt at June 30, 2007 was 7.4%.

	Years Ending December 31,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$142	$153	$2,017	$1,998	$1,042	$9,119	$14,471	$14,607

Variable-rate debt (LIBOR based) (3)	—	26,968	—	—	—	27,070	54,038	54,038

Totals	$142	$27,121	$2,017	$1,998	$1,042	$36,189	$68,509	$68,645

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2006 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2006 was 7.5%.
RETAINED INTERESTS
     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at June 30, 2007, the estimated fair value of our Retained Interests at

June 30, 2007 would have decreased by approximately $1.2 million and $2.4 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2006, the estimated fair value of our Retained Interests at December 31, 2006 would have decreased by approximately $1.6 million and $3.1 million, respectively.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information
ITEM 1. Legal Proceedings
     We have significant outstanding claims against Arlington’s bankruptcy estate. Arlington has objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the Master Lease Agreement.
     While we remain confident a substantial portion of our claims would be allowed and the claims against us would be disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s reorganization plan. The plan has not yet been filed.
     In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.
ITEM 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on June 9, 2007 (the “Annual Meeting”), the following individuals were elected to the Board with the following votes:

Director	Votes For	Votes Withheld
Nathan G. Cohen	9,345,561	69,572
Martha R. Greenberg	9,236,650	178,483
Roy H. Greenberg	9,337,850	77,283
Barry A. Imber	9,355,248	59,885
Andrew S. Rosemore	9,310,429	104,704
Lance B. Rosemore	9,303,798	111,335
Irving Munn	9,345,192	69,941
     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at the Annual Meeting. There were 9,338,656 votes for, 39,469 votes against and 37,008 abstentions.

ITEM 5. Other Information
     None.
ITEM 6. Exhibits
A.	Exhibits

	3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

	3	.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

	3	.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

	3	.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

	3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

*	10.1		Employment agreement with Lance B. Rosemore dated June 25, 2007.

*	10.2		Employment agreement with Andrew S. Rosemore dated June 25, 2007.

*	10.3		Employment agreement with Jan F. Salit dated June 25, 2007.

*	10.4		Employment agreement with Barry N. Berlin dated June 25, 2007.

*	10.5		Employment agreement with Ron Dekelbaum dated June 5, 2007.

*	31.1		Section 302 Officer Certification — Chief Executive Officer

*	31.2		Section 302 Officer Certification — Chief Financial Officer

**	32.1		Section 906 Officer Certification — Chief Executive Officer

**	32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 8/9/07	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 8/9/07	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer (Principal Accounting Officer)