Form 10-Q
period 2007-09-30
PMC COMMERCIAL TRUST /TX
filed 2007-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, the Registrant had outstanding 10,765,033 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Loans receivable, net	$164,064	$169,181
Retained interests in transferred assets	50,611	55,724
Cash and cash equivalents	13,705	3,739
Restricted investments — conduit facility	1,094	995
Mortgage-backed security of affiliate	548	643
Deferred tax asset, net	174	203
Real estate investments, net	—	4,414
Other assets	3,588	5,505

Total assets	$233,784	$240,404

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	24,443	26,968
Mortgage notes and debentures payable	8,164	10,803
Borrower advances	3,842	3,694
Redeemable preferred stock of subsidiary	3,743	3,668
Dividends payable	3,293	4,365
Deferred gains on property sales	2,626	1,574
Accounts payable and accrued expenses	1,358	2,578
Due to affiliates, net	—	683
Other liabilities	858	810

Total liabilities	75,397	82,213

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,051,383 and 11,040,153 shares issued at September 30, 2007 and December 31, 2006, respectively, 10,765,033 and 10,753,803 shares outstanding at September 30, 2007 and December 31, 2006, respectively	111	110
Additional paid-in capital	152,307	152,178
Net unrealized appreciation of retained interests in transferred assets	2,520	3,256
Cumulative net income	148,471	137,984
Cumulative dividends	(142,691)	(133,006)

	160,718	160,522
Less: Treasury stock; at cost, 286,350 shares at September 30, 2007 and December 31, 2006	(3,231)	(3,231)

Total beneficiaries’ equity	157,487	157,291

Total liabilities and beneficiaries’ equity	$233,784	$240,404

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
Interest income	$12,409	$11,588	$4,155	$3,977
Income from retained interests in transferred assets	6,654	7,319	2,676	2,384
Hotel property revenues	—	450	—	175
Other income	2,041	3,187	660	1,324

Total revenues	21,104	22,544	7,491	7,860

Expenses:
Interest	4,091	4,032	1,346	1,248
Salaries and related benefits	3,574	3,437	1,193	1,164
General and administrative	1,879	2,023	583	766
Permanent impairments on retained interests in transferred assets	759	875	636	291
Provision for loss on rent and related receivables	239	925	—	500
Provision for loan losses, net	107	90	55	37
Hotel property expenses	—	433	—	179

Total expenses	10,649	11,815	3,813	4,185

Gain on early extinguishment of debt	—	563	—	563

Income before income tax provision, minority interest and discontinued operations	10,455	11,292	3,678	4,238

Income tax provision	(461)	(629)	(114)	(295)
Minority interest (preferred stock dividend of subsidiary)	(67)	(67)	(22)	(22)

Income from continuing operations	9,927	10,596	3,542	3,921

Discontinued operations:
Net gains on sales of real estate	1,292	2,024	13	5
Impairment losses	(233)	(94)	—	—
Net earnings (losses)	(499)	141	(58)	50

	560	2,071	(45)	55

Net income	$10,487	$12,667	$3,497	$3,976

Weighted average shares outstanding:
Basic	10,758	10,747	10,765	10,751

Diluted	10,765	10,748	10,766	10,756

Basic and diluted earnings per share:
Income from continuing operations	$0.93	$0.99	$0.33	$0.36
Discontinued operations	0.05	0.19	—	0.01

Net income	$0.98	$1.18	$0.33	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Net income	$10,487	$12,667	$3,497	$3,976

Change in unrealized appreciation (depreciation) of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(380)	(38)	(667)	451
Net realized gains included in net income	(356)	(474)	(135)	(140)

	(736)	(512)	(802)	311

Comprehensive income	$9,751	$12,155	$2,695	$4,287

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Nine Months Ended September 30, 2006
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2006	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017
Net unrealized depreciation	—	—	—	(512)	—	—	—	(512)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Share-based compensation expense	9,060	—	111	—	—	—	—	111
Dividends ($0.90 per share)	—	—	—	—	—	(9,674)	—	(9,674)
Net income	—	—	—	—	12,667	—	—	12,667

Balances, September 30, 2006	10,750,981	$110	$152,158	$4,007	$134,967	$(128,705)	$(3,231)	$159,306

	Nine Months Ended September 30, 2007
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2007	10,753,803	$110	$152,178	$3,256	$137,984	$(133,006)	$(3,231)	$157,291
Net unrealized depreciation	—	—	—	(736)	—	—	—	(736)
Share-based compensation expense	11,230	1	129	—	—	—	—	130
Dividends ($0.90 per share)	—	—	—	—	—	(9,685)	—	(9,685)
Net income	—	—	—	—	10,487	—	—	10,487

Balances, September 30, 2007	10,765,033	$111	$152,307	$2,520	$148,471	$(142,691)	$(3,231)	$157,487

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$10,487	$12,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73	186
Permanent impairments on retained interests in transferred assets	759	875
Net gains on sales of real estate	(1,292)	(2,024)
Gain on early extinguishment of debt	—	(563)
Deferred income taxes	29	112
Provision for loan losses	107	90
Provision for losses on rent and related receivables	239	925
Impairment losses	233	94
Premium income adjustment	49	116
Amortization and accretion, net	(146)	(234)
Share-based compensation	129	111
Capitalized loan origination costs	(163)	(141)
Loans funded, held for sale	(1,517)	(4,867)
Proceeds from sale of guaranteed loans	2,349	6,373
Loan fees collected, net	183	16
Change in operating assets and liabilities:
Due to/from affiliates, net	(685)	(723)
Other assets	302	(10)
Borrower advances	(261)	(1,603)
Accounts payable and accrued expenses	(1,047)	(1,076)
Other liabilities	68	(276)

Net cash provided by operating activities	9,896	10,048

Cash flows from investing activities:
Loans funded	(24,003)	(12,165)
Principal collected on loans receivable	34,194	40,049
Principal collected on retained interests in transferred assets	3,889	4,052
Proceeds from assets acquired in liquidation, net	1,116	1,180
Proceeds from sales of hotel properties, net	1,060	3,128
Proceeds from mortgage-backed security of affiliate	135	187
Investment in retained interests in transferred assets	(253)	(97)
Distribution from unconsolidated subsidiary	—	452
Release of (investment in) restricted investments — conduit facility, net	(99)	794
Purchase of furniture, fixtures and equipment	(45)	(100)

Net cash provided by investing activities	15,994	37,480

Cash flows from financing activities:
Purchase of treasury shares	—	(303)
Payment of principal on credit facilities, net	(2,525)	(19,490)
Payment of principal on mortgages notes and debentures payable	(2,642)	(18,468)
Payment of dividends	(10,757)	(9,679)

Net cash used in financing activities	(15,924)	(47,940)

Net increase (decrease) in cash and cash equivalents	9,966	(412)

Cash and cash equivalents, beginning of year	3,739	3,967

Cash and cash equivalents, end of period	$13,705	$3,555

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of September 30, 2007 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2007 and 2006 and beneficiaries’ equity and cash flows for the nine months ended September 30, 2007 and 2006 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006. These adjustments are of a normal recurring nature.

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

The results for the three and nine months ended September 30, 2007 are not necessarily indicative of future financial results.

Note 2. Business:

PMC Commercial is a real estate investment trust (“REIT”) that either directly, or through its subsidiaries, originates loans primarily to small businesses collateralized by first liens on the real estate of the related business. The majority of these loans are to borrowers in the limited service hospitality industry. We also originate loans on commercial real estate to borrowers in the service, retail, multi-family and manufacturing industries and loans guaranteed by the Small Business Administration (“SBA”) collateralized by business assets and/or real estate. Our common shares are traded on the American Stock Exchange under the symbol “PCC.”

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

PMC Conduit
We have a $100.0 million conduit warehouse facility (the “Conduit Facility”). The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold to PMC Conduit. The transfers of loans to PMC Conduit did not meet the requirements of SFAS No. 140 for sale treatment. PMC Commercial has not guaranteed the repayment of the obligations of the Conduit Facility.

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

PMCT Plainfield, L.P.
During 2006, we leased a hotel property owned by a separate subsidiary (PMCT Plainfield, L.P.) which was previously consolidated. The hotel property is the primary asset of the subsidiary. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Based on the terms of this lease agreement, including the fixed price purchase option, the subsidiary was determined to be a VIE.

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

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $11,000 during the nine months ended September 30, 2007 related to this option grant. We granted 33,250 option awards on June 10, 2006 at an exercise price of $12.72 (the closing price on June 9, 2006) and recorded compensation expense of approximately $19,000 during the nine months ended September 30, 2006 related to this option grant.

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

Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of approximately $25,000 and $20,000 and $118,000 and $92,000 during the three and nine months ended September 30, 2007 and 2006, respectively, related to the restricted shares. As of September 30, 2007, there was approximately $92,000 of total unrecognized compensation expense related to the restricted shares which will be recognized through June 2009.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Position 07-01 (“SOP 07-01”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” was issued in June 2007. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies. For entities that are determined to be investment companies, SOP 07-01 also addresses whether investment company accounting should be retained by a parent company in consolidation. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007. We are currently evaluating the impact of SOP 07-01 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.

Note 8. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
SBIC commercial mortgage loans	$25,844	$36,243
SBA 7(a) Guaranteed Loan Program loans	12,353	14,749
Conduit Facility loans (1)	47,585	43,612
Other commercial mortgage loans	78,696	75,089

Total loans receivable	164,478	169,693
Less:
Deferred commitment fees, net	(358)	(449)
Loan loss reserves	(56)	(63)

Loans receivable, net	$164,064	$169,181

(1)	These loans are collateral for our Conduit Facility.

The activity in our loan loss reserves was as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Balance, beginning of year	$63	$427
Provision for loan losses	122	137
Reduction of loan losses	(15)	(47)
Principal balances written-off, net	(114)	(467)

Balance, end of period	$56	$50

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Impaired loans requiring reserves	$606	$82
Impaired loans expected to be fully recoverable (1)	—	1,837

Total impaired loans	$606	$1,919

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Average impaired loans	$1,301	$1,311	$597	$542

Interest income on impaired loans (2)	$—	$71	$—	$2

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due according to the original contractual terms of the note.
(2)	Recorded primarily on the cash basis.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our Originated Structured Loan Sale Transactions as of September 30, 2007 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$24,989	$4,350	$11,811	$14,679
Structured Notes balance outstanding	$19,536	$2,881	$10,489	$11,303
Cash in the collection account	$258	$1,167	$1,522	$1,317
Cash in the reserve account	$1,443	$624	$797	$956
Weighted average interest rate on loans (1)	9.59%	9.73%	9.46%	L+4.02%
Discount rate assumptions (2)	8.2% to 12.9%	8.2% to 12.9%	8.2% to 12.9%	7.9% to 12.9%
Constant prepayment rate assumption (3)	18.00%	18.00%	18.00%	18.00%
Weighted average remaining life of Retained Interests (4)	1.82 years	0.90 years	1.96 years	1.99 years
Aggregate losses assumed (5)	1.13%	—%	1.16%	1.03%
Aggregate principal losses to date (6)	0.33%	0.56%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.9% to 8.2% for our required overcollateralization, (b) 9.9% for our reserve funds and (c) 12.9% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.2%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the twelve months ending September 30, 2008 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2001 Joint Venture, represents the loss on a delinquent loan receivable with a “charged-off” status repurchased by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to our Acquired Structured Loan Sale Transactions as of September 30, 2007 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$10,495	$12,394	$8,185	$14,165	$14,578	$24,784
Structured Notes balance outstanding	$10,027	$9,647	$5,477	$10,271	$10,293	$20,526
Cash in the collection account	$240	$956	$74	$157	$114	$1,732
Cash in the reserve account	$1,335	$1,215	$563	$989	$881	$1,586
Weighted average interest rate of loans (1)	P+0.95%	9.08%	9.00%	9.64%	9.41%	L+4.02%
Discount rate assumptions (2)	7.4% to 12.9%	8.2% to 12.9%	8.2% to 12.9%	8.2% to 12.9%	8.2% to 12.9%	7.9% to 12.9%
Constant prepayment rate assumption (3)	16.00%	18.00%	18.00%	18.00%	18.00%	18.00%
Weighted average remaining life of Retained Interests (4)	2.52 years	2.12 years	1.64 years	1.06 years	1.70 years	1.60 years
Aggregate principal losses assumed (5)	1.15%	1.11%	1.83%	0.64%	1.06%	1.01%
Aggregate principal losses to date (6)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 7.4% to 8.2% for our required overcollateralization, (b) 9.9% for our reserve funds and (c) 12.9% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.5%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period. Generally, no losses are assumed in the twelve months ending September 30, 2008 for those structured loan sale transactions with no current potential impaired loans.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.

At September 30, 2007, none of the loans sold to the QSPEs were delinquent over 60 days as to principal and interest.

First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At September 30, 2007, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $34.5 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at September 30, 2007 included a prepayment speed of 20% per annum and a discount rate of 12.9%.

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

The components of our Retained Interests are (1) our required overcollateralization (the “OC piece”), (2) the “reserve fund” and the interest earned thereon and (3) the interest-only strip receivable (the “IO Receivable”).

Our Retained Interests consisted of the following:

	September 30, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$553	$553	$547
1998 Partnership	598	1,083	304	1,985	1,916
1999 Partnership	3,727	1,036	241	5,004	4,897
2000 Joint Venture	8,598	1,753	726	11,077	10,023
2001 Joint Venture	6,748	1,520	365	8,633	8,349
2002 Joint Venture	7,333	1,511	631	9,475	9,001
2003 Joint Venture	10,641	2,320	923	13,884	13,358

	$37,645	$9,223	$3,743	$50,611	$48,091

	December 31, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$652	$652	$641
1998 Partnership	699	1,094	321	2,114	2,013
1999 Partnership	3,795	973	311	5,079	4,932
2000 Joint Venture	8,763	2,058	728	11,549	10,295
2001 Joint Venture	6,844	1,627	768	9,239	8,788
2002 Joint Venture	7,649	1,700	1,066	10,415	9,751
2003 Joint Venture	10,817	3,316	2,543	16,676	16,048

	$38,567	$10,768	$6,389	$55,724	$52,468

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following sensitivity analysis of our Retained Interests as of September 30, 2007 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$49,770	($ 841)
Losses increase by 100 basis points per annum (2)	$48,949	($1,662)
Rate of prepayment increases by 5% per annum (3)	$50,415	($ 196)
Rate of prepayment increases by 10% per annum (3)	$50,293	($ 318)
Discount rates increase by 100 basis points	$49,597	($1,014)
Discount rates increase by 200 basis points	$48,609	($2,002)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO receivables. To the extent the IO receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our OC pieces.
(3)	For example, an 18% assumed rate of prepayment would be increased to 23% or 28% based on increases of 5% or 10% per annum, respectively.

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

In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at September 30, 2007 and December 31, 2006 our consolidated balance sheets do not include $159.2 million and $207.7 million of assets, respectively, and $110.8 million and $156.5 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At September 30, 2007, the partners’ capital of the QSPEs was approximately $48.4 million compared to the value of the associated Retained Interests of approximately $50.1 million.

The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Annualized yield	14.0%	14.2%	13.7%	13.4%

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Other Assets:

Other assets consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands, except footnote)
Interest receivable	$943	$1,016
Deferred borrowing costs, net	902	1,069
Investment in Preferred Trust	838	820
Prepaid expenses and deposits	381	614
Investment in PMCT Plainfield, L.P.	128	6
Asset acquired in liquidation, net (1)	—	975
Rent and related receivables	—	567
Other	396	438

	$3,588	$5,505

(1)	During March 2007, we sold an asset acquired in liquidation for $1,425,000 and recognized a gain of approximately $20,000 and deferred the remaining gain of approximately $446,000. We financed the sale of the property through origination of a loan of approximately $1,360,000 with an interest rate of 9.0% and maturity and amortization periods of 20 years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Debt:

Information on our debt was as follows:

						Weighted Average
	September 30, 2007		December 31, 2006			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	September 30,	December 31,
	Amount	Value	Amount	Value	Maturities	2007	2006
	(Dollars in thousands, except footnote)
Mortgage notes and debentures payable:
Debentures	$8,190	$8,164	$8,190	$8,161	2013 to 2015	5.90%	5.90%
Mortgage notes (1)	—	—	2,642	2,642	N/A	N/A	8.02%

	8,190	8,164	10,832	10,803

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	8.61%	8.62%

Credit facilities:
Conduit Facility	24,443	24,443	26,968	26,968	2008	6.82%	6.35%
Revolving credit facility	—	—	—	—	2007	N/A	N/A

	24,443	24,443	26,968	26,968

Redeemable preferred stock of subsidiary	4,000	3,743	4,000	3,668	2009 to 2010	4.00%	4.00%

Debt	$63,703	$63,420	$68,870	$68,509

(1)	Does not include a mortgage note of an unconsolidated subsidiary with a principal balance of approximately $1.3 million outstanding at September 30, 2007 with a fixed interest rate of 8.5% due January 1, 2011.

Principal payments required on our consolidated debt at September 30, 2007 were as follows (face amount):

Twelve Months
Ending September 30,	Total
(In thousands)
2008	$24,443
2009	2,000
2010	2,000
2011	—
2012	—
Thereafter	35,260

$63,703

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

Conduit Facility
Interest payments are payable by PMC Conduit on a monthly basis at a rate typically approximating LIBOR, plus 0.85%. The rate that approximates LIBOR is a “pass-through” rate that the bank facility pays for its commercial paper. During periods of credit market uncertainty, the bank facility may have to pay higher daily interest rates and consequently passes the higher rates to PMC Conduit. While it appears that current “pass-through” rates have stabilized at close to LIBOR, during September and October 2007, the rates were increased by approximately 50 basis points. PMC Conduit’s principal repayment obligations are expected to be financed through future securitizations of the loans collateralizing advances under the Conduit Facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold and has minimum collateral requirements. We had availability of approximately $12.9 million under the Conduit Facility at September 30, 2007 without additional sales of loans receivable to PMC Conduit. At September 30, 2007, PMC Commercial had available approximately $30.6 million of loans which are conduit eligible loans. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. At September 30, 2007, we were in compliance with the covenants of this facility. We are currently negotiating to extend the conduit facility for an additional year and expect the completion of the extension during the fourth quarter of 2007.

Revolving Credit Facility
PMC Commercial has a revolving credit facility which provides us with credit availability up to $20 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At September 30, 2007, we were in compliance with the covenants of this facility. Subsequent to September 30, 2007, we extended the maturity of the revolving credit facility to December 2009.

Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 4% Preferred Stock is held by the SBA pursuant to the SBIA. The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $41,000 and $120,000 were recognized on the 4% Preferred Stock during the three and nine months ended September 30, 2007 and 2006, respectively, and are included in interest expense on our consolidated statements of income.

Note 13. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA. PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $22,000 and $67,000 were recognized on the 3% Preferred Stock during the three and nine months ended September 30, 2007 and 2006, respectively, and are reflected in our consolidated statements of income as minority interest.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,765,000 and 10,751,000 for the three months ended September 30, 2007 and 2006, respectively. The weighted average number of common shares outstanding was approximately 10,758,000 and 10,747,000 for the nine months ended September 30, 2007 and 2006, respectively. For purposes of calculating the dilutive effect of options to purchase common shares, the weighted average shares outstanding were increased by approximately 1,000 and 7,000 shares during the three and nine months ended September 30, 2007, respectively, and by approximately 5,000 and 1,000 shares during the three and nine months ended September 30, 2006, respectively.

Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 58,000 and 61,000 common shares during the three months ended September 30, 2007 and 2006, respectively, and options to purchase approximately 34,000 and 132,000 common shares during the nine months ended September 30, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 15. Dividends Declared:

Dividends declared during 2007 were as follows:

		Amount
Date Paid	Record Date	Per Share
April 9, 2007	March 30, 2007	$0.30
July 9, 2007	June 29, 2007	0.30
October 9, 2007	September 28, 2007	0.30

		$0.90

Note 16. Income Taxes:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income tax provision consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Federal:
Current provision	$432	$517	$99	$168
Deferred provision	29	112	15	127

Income tax provision	$461	$629	$114	$295

Included within the current provision for the nine months ended September 30, 2007 is approximately $20,000 in Federal income taxes of PMC Commercial Trust relating to a gain on the sale of one of our assets acquired in liquidation on which we made a foreclosure property election which requires PMC Commercial Trust to pay a 35% tax on the gain.

The provision for income taxes related to the TRS’s results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense related to the TRS’s was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Income before income taxes for TRS’s	$1,237	$1,865	$344	$910

Expected Federal income tax provision	$432	$652	$121	$318
Preferred dividend of subsidiary recorded as minority interest	23	23	7	7
Other adjustments	(14)	(46)	(14)	(30)

Income tax provision related to TRS’s	$441	$629	$114	$295

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17. Other Income:

Other income consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Prepayment fees	$614	$1,516	$65	$752
Servicing income (1)	592	803	186	258
Other loan related income	492	301	352	121
Premium income (2)	174	499	—	174
Equity in earnings of unconsolidated subsidiaries	75	51	25	19
Other	94	17	32	—

	$2,041	$3,187	$660	$1,324

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market.
(2)	Premium income results from the sale of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18. Discontinued Operations:

We sold all of our hotel properties and assets acquired in liquidation. Discontinued operations of our hotel properties (two and 14 hotel properties during the nine months ended September 30, 2007 and 2006, respectively) and assets acquired in liquidation (primarily three and two limited service hospitality properties during the nine months ended September 30, 2007 and 2006, respectively) consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Hotel and Lease Operations:
Revenues:
Hotel operating revenues	$507	$2,318	$—	$465
Lease income — base	—	186	—	—

Total revenues	507	2,504	—	465

Expenses:
Hotel operating expenses	452	1,920	53	330
Interest expense (1)	522	284	—	55
Depreciation	57	139	—	41

Total expenses	1,031	2,343	53	426

Net earnings (losses), hotel and lease operations	(524)	161	(53)	39

Assets Acquired in Liquidation Operations:
Revenues	281	193	—	38
Expenses	256	213	5	27

Net earnings (losses), assets acquired in liquidation operations	25	(20)	(5)	11

Total net earnings (losses)	(499)	141	(58)	50

Net gains on sales of real estate	1,292	2,024	13	5

Impairment losses	(233)	(94)	—	—

Discontinued operations	$560	$2,071	$(45)	$55

(1)	Represents interest expense and fees charged on the mortgages payable related to our hotel properties included in discontinued operations. No additional interest expense was allocated to discontinued operations. Interest expense for the three and nine months ended September 30, 2007 includes penalties of approximately $452,000 for the prepayment of two mortgage notes.

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

Note 20. Commitments and Contingencies:

Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $19.4 million at September 30, 2007, of which approximately $4.1 million were for prime-based loans to be originated by First Western, the government portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.

At September 30, 2007, the majority of our commitments and approvals were for variable-rate loans based on either spreads over the prime rate ranging from 1.00% to 2.75% or over the 90-day LIBOR ranging from 3.00% to 4.00%. The weighted average interest rate on our loan commitments and approvals at September 30, 2007 was 8.86%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
September 30,	Total
(In thousands)
2008	$188
2009	200
2010	211
2011	223
2012	19

$841

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2010. In the event of a change in responsibilities, as defined, during the employment period, the agreements provide for severance compensation to the executive officer in a lump sum payment in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.

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

Environmental
PMC Funding had a recorded liability of approximately $300,000 at September 30, 2007 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The sale was financed by PMC Capital, Inc. through a loan with an outstanding principal balance of approximately $580,000 at September 30, 2007 which was in default. As a result of the default, we filed a lawsuit in Georgia. The borrower filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. Subsequent to September 30, 2007, we executed a settlement agreement with the borrower. No loss was recorded upon settlement.

Litigation
We have significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary, Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the master lease agreement.

While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 21. Business Segments:

Operating results and other financial data are presented for our principal business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments include (1) the Lending Division, which originates loans to small businesses primarily in the limited service hospitality industry and (2) the Property Division, which operated our hotel properties. With respect to the operations of our lending division, we do not differentiate between subsidiaries or loan programs.

Business segment data for the three months ended September 30, 2007 and 2006 was as follows:

	For the Three Months Ended September 30,
	2007			2006
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$4,815	$4,807	$8	$5,301	$5,301	$—
Hotel property revenues	—	—	—	175	—	175
Income from Retained Interests	2,676	2,676	—	2,384	2,384	—

Total	7,491	7,483	8	7,860	7,685	175

Expenses:
Interest	1,346	1,346	—	1,248	1,220	28
Salaries and related benefits (1)	1,193	1,193	—	1,164	1,106	58
Hotel property expenses	—	—	—	179	—	179
General and administrative	583	579	4	766	729	37
Permanent impairments on Retained Interests	636	636	—	291	291	—
Provision for losses on rent and related receivables	—	—	—	500	—	500
Provision for loan losses, net	55	55	—	37	37	—

Total	3,813	3,809	4	4,185	3,383	802

Gain on early extinguishment of debt	—	—	—	563	563	—

Income (loss) before income tax provision, minority interest and discontinued operations	3,678	3,674	4	4,238	4,865	(627)

Income tax benefit (provision)	(114)	(134)	20	(295)	(284)	(11)
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	(22)	(22)	—

Income (loss) from continuing operations	3,542	3,518	24	3,921	4,559	(638)

Discontinued operations:
Net gains on sales of real estate	13	8	5	5	1	4
Net earnings (losses)	(58)	(5)	(53)	50	11	39

Net income (loss)	$3,497	$3,521	$(24)	$3,976	$4,571	$(595)

(1)	Salaries and related benefits were allocated to the Property Division based on management’s estimate of time spent for oversight during the three months ended September 30, 2006.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business segment data for the nine months ended September 30, 2007 and 2006 was as follows:

	For the Nine Months Ended September 30,
	2007			2006
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$14,450	$14,428	$22	$14,775	$14,758	$17
Hotel property revenues	—	—	—	450	—	450
Income from Retained Interests	6,654	6,654	—	7,319	7,319	—

Total	21,104	21,082	22	22,544	22,077	467

Expenses:
Interest	4,091	4,091	—	4,032	3,947	85
Salaries and related benefits (1)	3,574	3,503	71	3,437	3,152	285
Hotel property expenses	—	—	—	433	—	433
General and administrative	1,879	1,825	54	2,023	1,794	229
Permanent impairments on Retained Interests	759	759	—	875	875	—
Provision for losses on rent and related receivables	239	—	239	925	—	925
Provision for loan losses, net	107	107	—	90	90	—

Total	10,649	10,285	364	11,815	9,858	1,957

Gain on early extinguishment of debt	—	—	—	563	563	—

Income (loss) before income tax provision, minority interest and discontinued operations	10,455	10,797	(342)	11,292	12,782	(1,490)

Income tax benefit (provision)	(461)	(479)	18	(629)	(629)	—
Minority interest (preferred stock dividend of subsidiary)	(67)	(67)	—	(67)	(67)	—

Income (loss) from continuing operations	9,927	10,251	(324)	10,596	12,086	(1,490)

Discontinued operations:
Net gains on sales of real estate	1,292	196	1,096	2,024	165	1,859
Impairment losses	(233)	(233)	—	(94)	(51)	(43)
Net earnings (losses)	(499)	25	(524)	141	(20)	161

Net income	$10,487	$10,239	$248	$12,667	$12,180	$487

(1)	Salaries and related benefits were allocated to the Property Division based on management’s estimate of time spent for oversight.

Total assets at September 30, 2007 were allocated approximately $233.6 million to the Lending Division and $0.2 million to the Property Division.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Recent Developments and Trends That May Affect our Business.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

     The following discussion of our financial condition at September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

BUSINESS

     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our loans are primarily to borrowers in the limited service hospitality industry. We also originate loans on commercial real estate to borrowers primarily in the service, retail, multi-family and manufacturing industries. We then sell certain of our loans receivable through privately-placed structured loan transactions. Historically, we have retained residual interests in all loans receivable sold through our subordinate financial interest in the related QSPEs. We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must annually distribute at least 90% of our REIT taxable income to our shareholders.

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

RECENT DEVELOPMENTS AND TRENDS THAT MAY AFFECT OUR BUSINESS

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

     During the third quarter of 2007 we originated $2.2 million of loans, bringing the year-to-date total to $36.2 million. The market segment for limited service hospitality loans continues to be extremely competitive and the yield curve still favors fixed-rate lenders. As a result, we anticipate that our 2007 originations will be between $45 million and $50 million which is below our previous announcement that our 2007 originations would be at the lower end of our $60 million to $75 million estimate.

     During 2007, while market conditions for providers of real estate financing have generally deteriorated, the availability of capital resources to us remains unchanged as a result of our low use of leverage. The initial cause of the deterioration was credit concerns in the sub-prime residential mortgage market. We are neither an originator of sub-prime mortgages nor an originator of residential mortgages. As a result of these concerns, banks and securities firms have substantially reduced the availability and increased the cost of debt capital for many companies originating mortgages. However, we extended our revolving credit facility through December 2009 and are negotiating to extend our conduit facility, which would otherwise expire in February 2008, to February 2009.

     Our 2007 volume of loan originations has decreased due to increased competition. Lenders to the limited service hospitality market, where we have traditionally concentrated, have become more aggressive in the last three years as this segment has become more mainstream. Banks have expanded their position in this market through the use of deposits to fund fixed-rate mini-perm loans with five-year maturities and 15 to 25-year amortization periods. In addition, conduit lending programs sponsored by large investment banks have been more aggressive in lending to the limited service hospitality market with maturities of ten years or greater and 20 to 30-year amortization periods. The result of this competition has been a narrowing of availability of new loans to non-bank lenders like ourselves and a reduced spread on the loans that we are able to make. While some of our competitors have scaled back their origination activity while they evaluate their capital availability, the overall competition remains strong.

     The competitive nature of this market has also resulted in a significant increase in the amount of prepayments of our serviced loans. We had greater than $91 million of prepayments in 2006 and over $67 million during the first nine months of 2007. As shown in the table below, the result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $341 million at September 30, 2007. During October 2007, prepayments of our retained loans and loans sold as part of securitizations were approximately $2.5 million and $9.1 million, respectively. We believe that we will continue to see high levels of prepayment activity during the remainder of 2007. Information on our serviced portfolio is provided since we retain a residual interest in the cash flows from our sold loans. Therefore, the performance of these loans impacts our profitability and our cash available for dividend distributions.

     Information on our serviced portfolio, including prepayment trends, was as follows:

	September 30,	December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Serviced portfolio	$340,806	$399,214	$452,035	$471,751

Loan originations	$36,183	$71,530	$58,852	$53,659

Prepayments	$67,721	$91,710	$41,049	$15,931

% Prepayments (1)	22.6%	20.3%	8.7%	3.2%

(1)	Represents prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year. For the nine months ended September 30, 2007, represents annualized prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year.

     As a result of these loan origination challenges and our goal to expand our portfolio, we continue to explore additional investment and business opportunities. We will attempt to identify and invest in opportunities in the real estate market that are natural additions to supplement our core business. We are currently evaluating investment opportunities in the banking industry which may provide alternative and/or lower costs of funds as well as alternative lending products. In order to finance these investments, we anticipate utilizing our credit facilities. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current levels. However, we anticipate, as a result of earnings from our core business and gains generated on our property sales during 2006 and 2007, that we will maintain our current regular quarterly dividend of $0.30 per share for our year-end 2007 dividend which is anticipated to be paid in January 2008.

     We are in the process of further expanding our marketing initiatives for the SBA 7(a) program. We anticipate that as a result of First Western’s preferred lender status and these expanded marketing initiatives, our originations under the SBA 7(a) program will increase; however, to date we have not realized any increase in origination or commitment volume. In addition, the typical size of a SBA 7(a) program loan is smaller than our other lending programs.

     We are currently offering fixed-rate loans to borrowers at approximately 2.5% over five-year swap rates and anticipate the maximum amount of fixed-rate loans we could originate under this program to be $30.0 million. If necessary, we would utilize the swap market or interest rate caps to lock in a fixed cost of funds so that we can offer this more competitive fixed-rate product. While we anticipate hedging our cost of funds, it is expected that any hedging programs will be limited due to the interest rate risk if unanticipated repayment of these fixed-rate loans occurs.

     The yield curve combined with increased competition has caused margin compression (i.e., the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed). Whereas historically we originated variable-rate loans at 3.5% to 4.5% over LIBOR, currently we are offering rates between 3.0% to 4.0% over LIBOR. In addition, as a result of our weighted average spread over LIBOR being reduced on our variable-rate loan originations, we anticipate that the spread between the interest rates charged to our borrowers and the cost of funds may be less than the spread of 2.77% on our variable-rate securitization completed during 2003. The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). In general, a significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. The margin compression lowers our profitability and may impact our ability to maintain our dividend at the current amount subsequent to 2007.

     We sold all of our hotel properties and assets acquired in liquidation. In addition, during June 2007, we executed a settlement agreement with Arlington Hospitality, Inc. and its subsidiary, Arlington Inns, Inc. (together “Arlington”) that substantially eliminates our involvement with Arlington’s bankruptcy estate. As a result, management is now able to increase their focus on our core business including expansion of SBA 7(a) program initiatives and potential new investment opportunities.

LOAN PORTFOLIO INFORMATION AND STATISTICS

General

     Loans originated during the first nine months of 2007 were approximately $36.2 million (including approximately $5.0 million repurchased from our securitizations and approximately $10.7 million from the sale of hotel properties and assets acquired in liquidation) which is slightly less than the $36.9 million of loans we originated during the same period in 2006 (including approximately $19.8 million from sales of hotel properties and assets acquired in liquidation). We currently anticipate loan originations to be between $10 million and $15 million during the fourth quarter of 2007. During 2008, we anticipate loan originations will be between $40 million and $50 million. Our average loan commitment, excluding SBA 7(a) program loans, is approximately $1.3 million per loan. Accordingly, a change in a few loans funding in periods other than expected or a few loan commitments being cancelled or approved would have a material impact on our estimates. At September 30, 2007, December 31, 2006 and September 30, 2006, our outstanding commitments to fund new loans were approximately $19.4 million, $32.6 million and $41.6 million, respectively. The majority of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. We believe that our LIBOR-based loan program (1) allows us to compete more effectively with the diminishing market share of variable-rate products, (2) provides us with a more attractive securitization product and (3) provides us with a net interest spread that is less susceptible to interest rate risk than fixed-rate loan programs.

     In addition to our retained portfolio, at September 30, 2007, we service approximately $175 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

     We have experienced prepayment activity primarily as a result of increased competition combined with the effect of the reduction or expiration of prepayment fees on certain of our loans due to the structure of the fees (i.e., expiration of lock out or yield maintenance provisions). In addition, prepayment activity for our variable-rate loans has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. Competitors are providing larger advance rates on loans than we typically provide. We anticipate prepayment activity at these higher levels during the remainder of 2007 and 2008. Prepayments have also negatively affected the value of our Retained Interests. We continue to expect this higher level of prepayment activity related to our Retained Interests.

Loan Portfolio Rollforward

     Loans originated and principal repayments on our retained loans receivable were as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)
Loan Originations:
Commercial mortgage loans	$21.7	$8.5
SBA 7(a) program loans	2.2	7.0
Loans originated in connection with sales of assets acquired in liquidation and hotel properties	10.7	19.8
SBA 504 program loans (1)	1.6	1.6

Total loans originated	$36.2	$36.9

Principal Repayments:
Prepayments	$23.1	$33.0
Proceeds from the sale of SBA 7(a) guaranteed loans	2.3	6.4
Scheduled principal payments	3.0	4.7
Balloon maturities of SBA 504 program loans	8.1	2.3

Total principal repayments	$36.5	$46.4

(1)	Represents second mortgages obtained through the SBA 504 program which are repaid by certified development companies.

Interest Rate and Yield Information

     Interest rate and yield information on our Retained Portfolio was as follows:

	September 30,	December 31,	September 30,
	2007	2006	2006
Weighted average contractual interest rate	9.2%	9.4%	9.7%

Annualized average yield (1) (2)	10.1%	11.0%	10.9%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.
(2)	For the nine month periods ended September 30, 2006 and 2007 and for the year ended December 31, 2006.

     The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2007 (set on October 1, 2007) is 5.23% and 7.75%, respectively, while the LIBOR and prime rate charged during the third quarter of 2007 (set on July 1, 2007) was 5.36% and 8.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable.

     In addition, the weighted average contractual interest rate on our Aggregate Portfolio was 9.4%, 9.5% and 9.6% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Loan Portfolio Breakdown

     Our retained loans receivable, net, was comprised of the following:

	September 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$128,333	78.2%	9.1%	$127,931	75.6%	9.4%
Fixed-rate	20,332	12.4%	8.7%	23,419	13.9%	8.8%
Variable-rate — prime	15,399	9.4%	10.1%	17,831	10.5%	10.2%

	$164,064	100.0%	9.2%	$169,181	100.0%	9.4%

     Our loans receivable were approximately 94% concentrated in the hospitality industry at September 30, 2007. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

Impaired Loan Data

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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	September 30,	December 31,
	2007	2006
	(In thousands)
Problem Loans:
Loans receivable	$606	$1,887
Sold loans of QSPEs (1)	—	—

	$606	$1,887

Special Mention Loans:
Loans receivable	$328	$32
Sold loans of QSPEs (1)	—	3,496

	$328	$3,528

Percentage Problem Loans:
Loans receivable	0.4%	1.1%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	0.2%	—
Sold loans of QSPEs (1)	—	1.9%

(1)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

     At September 30, 2007 and December 31, 2006, we had reserves of approximately $56,000 and $63,000, respectively, against loans receivable that we have deemed to be Impaired Loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.07% and 0.09% during the nine months ended September 30, 2007 and 2006, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

RESULTS OF OPERATIONS

Overview

     Our third quarter 2007 income from continuing operations was $3,542,000 ($0.33 per share) which is our 56th consecutive quarterly profit since commencing operation in December 1993. However, these earnings represented a 9.7% reduction from our third quarter 2006 income from continuing operations of $3,921,000 ($0.36 per share). Our 2007 year-to-date income from continuing operations decreased to $9,927,000 ($0.93 per share) from $10,596,000 ($0.99 per share) during the nine months ended September 30, 2006, representing a 6.3% decrease.

     The principal reasons for the decrease in income were reductions in other income of $664,000 and $1,146,000 during the three and nine months ended September 30, 2007, respectively, due primarily to decreases in prepayment fee income and premium income. In addition, during the nine months ended September 30, 2007 we had a reduction in income from Retained Interests of $665,000 due to a decrease in our outstanding Retained Interests. The reduction in our outstanding Retained Interests was primarily the result of prepayments. During the three and nine months ended September 30, 2006, we also had a $563,000 gain on early extinguishment of debt resulting from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006.

     These decreases were partially offset by the following. Interest income increased by $178,000 and $821,000 during the three and nine months ended September 30, 2007, respectively, due primarily to increases in variable interest rates and our weighted average loans outstanding. However, our outstanding loan portfolio declined to approximately $164.5 million at September 30, 2007 from $169.7 million at December 31, 2006. The 3% decrease in portfolio will cause future reductions in interest income until our investment portfolio increases. Beginning October 1, 2007, interest rates also were reduced on our variable-rate portfolio as a result of the 50 basis point reduction in the prime rate and recent reductions in LIBOR. In addition, our non-cash losses decreased by $137,000 and $785,000 during the three and nine months ended September 30, 2007, respectively. Our non-cash losses include provisions for loss on rent and related receivables, permanent impairments on Retained Interests and loan losses. We also had an increase in income from Retained Interests of $292,000 during the three months ended September 30, 2007 due primarily to increased unanticipated prepayment fees of our sold loans.

     Our net income decreased to $10,487,000 ($0.98 per share) during the nine months ended September 30, 2007 from $12,667,000 ($1.18 per share) during the nine months ended September 30, 2006. In addition to the changes in income from continuing operations described above, net income decreased due to net gains on sales of real estate included in discontinued operations of $2,024,000 during the nine months ended September 30, 2006 compared to $1,292,000 during the nine months ended September 30, 2007.

     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues

     Interest income consisted of the following:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Interest income — loans	$3,911	$3,768
Interest income — idle funds	155	84
Accretion of loan fees and discounts	89	125

	$4,155	$3,977

     The increase in interest income — loans was primarily attributable to an increase in our weighted average loans receivable outstanding of $15.1 million (10%) to $166.0 million during the three months ended September 30, 2007 from $150.9 million during the three months ended September 30, 2006. The increase in our idle funds interest income is primarily due to the increased balance of cash and cash equivalents of our SBICs. These funds are restricted and can only be used for commitments of the SBICs.

     Income from Retained Interests increased $292,000 primarily due to an increase in unanticipated prepayment fees of $469,000 and was partially offset by a decrease in the weighted average balance outstanding of $5.7 million to $52.0 million during the three months ended September 30, 2007 compared to $57.7 million during the three months ended September 30, 2006. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 13.7% during the three months ended September 30, 2007 from 13.4% during the three months ended September 30, 2006.

     Other income consisted of the following:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Prepayment fees	$65	$752
Other loan related income	352	121
Servicing income	186	258
Premium income	—	174
Equity in earnings of unconsolidated subsidiaries	25	19
Other	32	—

	$660	$1,324

     While prepayment activity has remained at relatively high levels, which we believe will continue during the remainder of 2007 and 2008, prepayment fees have decreased. Prepayment fees on our variable-rate loans are generally less on a per loan basis than on our fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate, as the outstanding principal balance of our fixed-rate loans declines, that prepayment fees will decline. In addition, during the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. Prepayment fee income is dependent upon a number of factors and is not generally predictable.

     We earn fees for servicing all loans held by the QSPEs and on loans sold into the secondary market by First Western. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold five loans and collected cash premiums of approximately $215,000 during the three months ended September 30, 2006. We did not sell any loans during the three months ended September 30, 2007. Collected cash premiums do not equal premium income because premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the First Western loan and the principal balance (cost) of the loan. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

Interest Expense

     Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Junior subordinated notes	$603	$613
Conduit facility	524	274
Debentures payable	126	206
Revolving credit facility	21	19
Mortgages on hotel properties	—	28
Structured notes	—	40
Other	72	68

	$1,346	$1,248

     The weighted average cost of our funds at September 30, 2007 was 7.3% compared to 7.5% at September 30, 2006. Interest expense on the conduit facility increased primarily as a result of increased utilization of the facility and increases in variable interest rates. In addition, our weighted average borrowings outstanding on our conduit facility increased to $27.3 million during the three months ended September 30, 2007 compared to $11.9 million during the three months ended September 30, 2006.

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

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended September 30, 2007 decreased to $1,776,000 compared to $1,930,000 during the three months ended September 30, 2006 primarily due to decreased legal costs and other professional fees.

     Permanent impairments on Retained Interests (write downs of the value of our Retained Interests) were $636,000 and $291,000 for the three months ended September 30, 2007 and 2006, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.

     Our provision for losses on rent and related receivables (Arlington) was $500,000 during the three months ended September 30, 2006. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us to determine the collectibility of our investment in the rent and related receivables. We have significant claims in the bankruptcy cases and the debtors have claims against our assets in response. While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007.

Gain on Early Extinguishment of Debt

     Gain on early extinguishment of debt during 2006 represents a gain of $563,000 resulting from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired as a result of the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, there were no significant loan commitments at the SBIC level.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues

     Interest income consisted of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Interest income — loans	$11,691	$11,063
Interest income — idle funds	386	192
Accretion of loans fees and discounts	332	333

	$12,409	$11,588

     The increase in interest income — loans was primarily attributable to (1) an increase in our weighted average loans receivable outstanding of $11.1 million (7%) to $165.9 million during the nine months ended September 30, 2007 from

$154.8 million during the nine months ended September 30, 2006 and (2) an increase in variable interest rates. The increase in our idle funds interest income is primarily due to the increased balance of cash and cash equivalents of our SBICs. These funds are restricted and can only be used for commitments of the SBICs.

     Income from Retained Interests decreased $665,000 primarily due to (1) a decrease in the weighted average balance outstanding of $5.3 million to $53.8 million during the nine months ended September 30, 2007 compared to $59.1 million during the nine months ended September 30, 2006 and (2) a decrease in accretion rates. This decrease was partially offset by an increase in unanticipated prepayment fees of $275,000. The yield on our Retained Interests, which is comprised of income earned less permanent impairments, decreased to 14.0% during the nine months ended September 30, 2007 compared to 14.2% during the nine months ended September 30, 2006.

     Other income consisted of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Prepayment fees	$614	$1,516
Servicing income	592	803
Other loan related income	492	301
Premium income	174	499
Equity in earnings of unconsolidated subsidiaries	75	51
Other	94	17

	$2,041	$3,187

     While prepayment activity has remained at relatively high levels, which we believe will continue during the remainder of 2007 and 2008, our prepayment fees have decreased. Prepayment fees on our variable-rate loans are generally less on a per loan basis than on our fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate, as the outstanding principal balance of our fixed-rate loans declines, that prepayment fees will decline. In addition, during the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. Prepayment fee income is dependent upon a number of factors and is not generally predictable.

     We earn fees for servicing all loans held by the QSPEs and on loans sold into the secondary market by First Western. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur.

     Premium income results from the sale of First Western’s loans into the secondary market. We sold six and 14 loans and collected cash premiums of approximately $215,000 and $615,000 during the nine months ended September 30, 2007 and 2006, respectively. Collected cash premiums do not equal premium income because premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the First Western loan and the principal balance (cost) of the loan. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

Interest Expense

     Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Junior subordinated notes	$1,788	$1,715
Conduit facility	1,635	1,053
Debentures payable	372	688
Revolving credit facility	80	95
Mortgages on hotel properties	—	85
Structured notes	—	177
Other	216	219

	$4,091	$4,032

     The weighted average cost of our funds at September 30, 2007 was 7.3% compared to 7.5% at September 30, 2006. Interest expense on the junior subordinated notes increased due to increases in LIBOR. Interest on the conduit facility increased primarily as a result of increased utilization of the facility and increases in variable interest rates. In addition, our weighted average borrowings outstanding on our conduit facility increased to $29.5 million during the nine months ended September 30, 2007 compared to $18.0 million during the nine months ended September 30, 2006.

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

Other Expenses

     Our combined general and administrative expenses and salaries and related benefits expense during the nine months ended September 30, 2007 remained constant at $5,453,000 compared to $5,460,000 during the nine months ended September 30, 2006.

     Permanent impairments on Retained Interests (write downs of the value of our Retained Interests) were $759,000 and $875,000 for the nine months ended September 30, 2007 and 2006, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.

     Our provision for losses on rent and related receivables (Arlington) was $239,000 and $925,000 during the nine months ended September 30, 2007 and 2006, respectively. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us to determine the collectibility of our investment in the rent and related receivables. We have significant claims in the bankruptcy cases and the debtors have claims against our assets in response. While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007.

Gain on Early Extinguishment of Debt

     Gain on early extinguishment of debt during 2006 represents a gain of $563,000 resulting from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired as a result of the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, there were no significant loan commitments at the SBIC level.

Discontinued Operations

     We recorded gains of $1,292,000 during the nine months ended September 30, 2007 resulting primarily from the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and three assets acquired in liquidation for approximately $7.6 million generating gains of approximately $185,000. We had net gains on the sales of real estate of $2,024,000 during the nine months ended September 30, 2006 resulting primarily from the sale of ten hotel properties for approximately $20.5 million generating gains of approximately $1.8 million and eight assets acquired in liquidation for approximately $4.1 million generating gains of approximately $0.2 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains total approximately $2.6 million at September 30, 2007. Deferred gains will be recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. Subsequent to September 30, 2007, we received repayment in full of principal on a loan with a deferred gain of approximately $420,000. This gain will be recognized during the fourth quarter of 2007.

     Impairment losses were $233,000 and $94,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we recorded an impairment loss related to an estimated decline in fair value of an asset acquired in liquidation. For our real estate assets held for sale, we performed a recoverability test to determine if the expected net sales proceeds exceeded their carrying value. Based on this analysis, we recorded impairment losses of $94,000 during the nine months ended September 30, 2006.

     Our net earnings (losses) from discontinued operations were ($499,000) during the nine months ended September 30, 2007 compared to $141,000 during the nine months ended September 30, 2006. The primary cause of the net loss from discontinued operations during the nine months ended September 30, 2007 was fees for the prepayment of two mortgage notes of approximately $452,000 incurred in conjunction with the sale of the related hotel properties. We have sold all of our hotel properties and assets acquired in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     Information on our cash flow was as follows:

	Nine Months Ended
	September 30,
	2007	2006	Change
	(In thousands)
Cash provided by operating activities	$9,896	$10,048	$(152)
Cash provided by investing activities	$15,994	$37,480	$(21,486)
Cash used in financing activities	$(15,924)	$(47,940)	$32,016

Operating Activities

     Net cash flow from operating activities is primarily used to fund our dividends. Our dividends paid during the nine months ended September 30, 2007 and 2006, included in financing activities, were $10,757,000 and $9,679,000, respectively. Our net cash provided by operating activities remained relatively constant during the nine months ended September 30, 2007.

Investing Activities

     As described previously, we continue to experience high prepayment activity and expect prepayment activity to remain at these higher levels during the remainder of 2007 and 2008. During the nine months ended September 30, 2007, the primary sources of funds were (1) principal collected on loans receivable, net of loans funded, of $10,191,000, (2) net principal collected on Retained Interests of $3,636,000 and (3) net proceeds from the sales of hotel properties and assets acquired in liquidation of $2,176,000. We have sold all of our hotel properties and assets acquired in liquidation; therefore, no additional proceeds are expected. During the nine months ended September 30, 2006, the primary sources of funds were (1) principal collected on loans receivable, net of loans funded, of $27,884,000, (2) net proceeds from the sales of hotel properties and assets acquired in liquidation of $4,308,000 and (3) principal collected on Retained Interests of $3,955,000. Prepayments have also negatively affected the value of our Retained Interests. As the value of our Retained Interests is based on the principal balance of sold loans outstanding, it will decrease over time as scheduled principal payments and prepayments occur.

Financing Activities

     We used funds in financing activities during the nine months ended September 30, 2007 primarily to pay dividends of $10,757,000. During the second quarter of 2007, we repaid the remaining balances on our mortgage notes of approximately $2.6 million primarily using our short-term credit facilities. Due primarily to prepayments, excess cash at the parent and SBA 7(a) subsidiary level which is not restricted was used to repay a portion of the balance outstanding on our conduit facility. We anticipate that as a result of earnings from our core business and gains generated on property sales during 2006 and 2007, that we will maintain our current quarterly dividend of $0.30 per common share for our year end 2007 dividend which is anticipated to be paid in January 2008. We used funds in financing activities during the nine months ended September 30, 2006 primarily for (1) net repayment of the conduit facility of $19,490,000, (2) payment of principal on mortgage notes and debentures payable of $18,468,000 including the repayment of mortgages payable in conjunction with hotel property sales and the repayment of $7,310,000 of SBA debentures and (3) payment of dividends of $9,679,000.

Sources and Uses of Funds

General

     In general, our liquidity requirements include origination of new loans, debt principal and interest payment requirements, payment of dividends and operating costs. We intend to utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:

•	Operating revenues;
•	Principal collections on existing loans receivable and Retained Interests;
•	Structured loan financings or sales;
•	Advances under our conduit facility;
•	Borrowings under our short-term uncollateralized revolving credit facility (the “Revolver”);
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes; and/or
•	Common equity issuance.

     As a result of the current credit market, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” (over a benchmark such as LIBOR or treasury rates) they require in order to purchase the asset-backed securities or cease acquiring our type of asset-based security.

     We had approximately $13.7 million of cash and cash equivalents at September 30, 2007, of which approximately $13.2 million was available only for future operating commitments of our SBICs. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our Revolver or conduit facility to make investments even though our SBICs have available cash and cash equivalents. We may utilize the cash and cash equivalents of our SBICs to prepay SBA debentures.

     Our outstanding commitments to fund new loans were $19.4 million at September 30, 2007, of which $4.1 million were for prime-rate loans to be originated by First Western, the government guaranteed portion of which (approximately 75%

of each individual loan) will be sold into the secondary market and $5.1 million were for loans to be originated by one of our SBICs. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements.

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

     Our primary source of short-term funds is a three-year $100.0 million conduit facility expiring February 6, 2008. Interest payments on the advances are payable at a rate typically approximating 0.85% over LIBOR. The rate that approximates LIBOR is a “pass-through” rate that the bank facility pays for its commercial paper. During periods of credit market uncertainty, the bank facility may have to pay higher daily interest rates and consequently passes the higher rates to PMC Conduit. While it appears that current “pass-through” rates have stabilized at close to LIBOR, during September and October 2007, the rates were increased by approximately 50 basis points. The principal repayment obligations are expected to occur through future securitizations of the loans collateralizing advances under the conduit facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The conduit facility allows for advances based on the amount of eligible collateral sold and has minimum collateral requirements. At September 30, 2007, approximately $47.6 million of our loans were collateral for our conduit facility and we had outstanding advances of approximately $24.4 million. We had availability of $12.9 million under the conduit facility at September 30, 2007 without additional sales of loans receivable. At September 30, 2007, PMC Commercial had available approximately $30.6 million of loans which are conduit eligible loans. We are currently negotiating to extend the conduit facility for an additional year and expect the completion of the extension during the fourth quarter of 2007.

     We have availability of $20.0 million under our Revolver which has recently been extended and now matures in December 2009. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30, 60 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance.

Uses of Funds

     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. During the fourth quarter of 2007, we anticipate loan originations will range from approximately $10 million to $15 million. During 2008, we anticipate that loan originations will range from $40 million to $50 million. As a REIT, we also use funds for the payment of dividends to shareholders. We also use funds for payment of our operating overhead including salaries and other general administrative expenses and we have payment requirements on our borrowings.

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

     During the second quarter of 2007, we repaid the remaining balances on our mortgage notes of approximately $2.6 million primarily using our short-term credit facilities.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at September 30, 2007 are summarized as follows:

	Payments Due by Period
		Less than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Debentures payable (1)	$8,190	$—	$—	$—	$8,190
Redeemable preferred stock of subsidiary (2)	4,000	—	4,000	—	—
Conduit facility	24,443	24,443	—	—	—
Junior subordinated debt (3)	27,070	—	—	—	27,070

Interest:
Consolidated debt (4)	68,225	3,571	5,837	5,628	53,189
Mortgage note of unconsolidated subsidiary	321	104	188	29	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (5)	1,252	69	156	1,027	—
Operating lease (6)	841	188	411	242	—

Total contractual cash obligations	$134,342	$28,375	$10,592	$6,926	$88,449

(1)	Debentures payable are presented at face value.
(2)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(3)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.
(4)	For the interest obligation, the variable rate in effect at September 30, 2007 was utilized and no change in variable interest rates was assumed.
(5)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary.
(6)	Represents future minimum lease payments under our operating lease for office space.

     Our commitments and contingencies at September 30, 2007 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
		(In thousands, except footnotes)
Environmental (1)	$—	$—	$—	$—	$—
Other commitments (2)	19,422	19,422	—	—	—

Total commitments	$19,422	$19,422	$—	$—	$—

(1)	PMC Funding had a recorded liability of approximately $300,000 at September 30, 2007 related to a loan with collateral that has environmental remediation obligations which are the primary responsibility of our borrower. Under purchase accounting, the liability was assumed and the loan was acquired by PMC Commercial in the merger with PMC Capital, Inc. The loan was originated in connection with the sale of the underlying collateral by PMC Funding to the borrower. The sale was financed by PMC Capital, Inc. through a loan with an outstanding principal balance of approximately $580,000 at September 30, 2007 which was in default prior to execution of a settlement agreement. As a result of the default, we filed a lawsuit in Georgia. The borrower filed a counterclaim alleging, among other things, breach of contract and non-default under the loan documents. Subsequent to September 30, 2007, we executed a settlement agreement with the borrower. No loss was recorded upon settlement.
(2)	Represents loan commitments and approvals outstanding.

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

DIVIDENDS

     Dividends declared during 2007 were as follows:

		Amount
Date Paid	Record Date	Per Share
April 9, 2007	March 30, 2007	$0.30
July 9, 2007	June 29, 2007	0.30
October 9, 2007	September 28, 2007	0.30

		$0.90

     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. The Board also uses REIT taxable income plus tax depreciation in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations. We anticipate that as a result of earnings from our core business and gains generated on property sales during 2006 and 2007, that we will maintain our current quarterly dividend of $0.30 per common share for our year end 2007 dividend which is anticipated to be paid in January 2008.

REIT TAXABLE INCOME

     REIT taxable income is presented to assist investors in analyzing our performance and is a measure that is presented quarterly in our consolidated financial statements and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$10,487	$12,667	$3,497	$3,976
Book/tax difference on depreciation	(49)	(243)	(24)	(12)
Book/tax difference on property sales	680	561	(13)	(4)
Book/tax difference on Retained Interests, net	1,243	1,499	675	550
Impairment losses	233	43	—	—
Book/tax difference on rent and related receivables	(1,152)	925	—	500
Book/tax difference on amortization and accretion	(192)	(586)	(46)	(497)
Asset valuation	(295)	(891)	6	(5)
Other book/tax differences, net	101	(217)	(73)	(55)

Subtotal	11,056	13,758	4,022	4,453

Less: taxable REIT subsidiaries net income, net of tax	(796)	(1,236)	(231)	(615)

REIT taxable income	$10,260	$12,522	$3,791	$3,838

Distributions declared	$9,685	$9,674	$3,229	$3,225

Weighted average common shares outstanding	10,758	10,747	10,765	10,751

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

LOANS RECEIVABLE

     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current market discount rate, prepayment tendencies and potential loan losses. Our loans receivable are approximately 88% variable-rate at spreads over LIBOR or the prime rate consistent with the market. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable. However, as a result of our LIBOR-based loans generally having spreads above market interest rates, the value of these loans is greater than our amortized cost. We had $143.8 million of variable-rate loans at September 30, 2007. The estimated fair value of these variable-rate loans was approximately $146.0 million.

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

     We had $20.3 million and $23.4 million of fixed-rate loans receivable at September 30, 2007 and December 31, 2006, respectively. The estimated fair value of these fixed interest rate loans receivable was approximately $21.2 million and $23.9 million at September 30, 2007 and December 31, 2006, respectively.

     If we were required to sell our loans at a time we would not otherwise do so, there can be no assurance that the fair values estimated above would be obtained and losses could be incurred.

     At September 30, 2007 and December 31, 2006, we had $143.8 million and $145.8 million of variable-rate loans receivable, respectively, and $51.5 million and $54.0 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($92.3 million and $91.8 million at September 30, 2007 and December 31, 2006, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

     As a result of approximately $9.9 million and $16.4 million at September 30, 2007 and December 31, 2006, respectively, of our variable-rate loans receivable having interest rate floors (from 5.25% to 6.0%), we are deemed to have derivative investments. However, we are not required to bifurcate these instruments; therefore, they are not accounted for as derivatives. To the extent that interest rates decline with respect to our loans that have floors, our interest expense on our variable-rate debt may be reduced by a higher amount than our interest income. We do not use derivatives for speculative purposes.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income and interest expense at September 30, 2007 and December 31, 2006, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $923,000 and $918,000, respectively, on an annual basis.

MORTGAGE NOTES AND DEBENTURES PAYABLE, JUNIOR SUBORDINATED NOTES, CREDIT FACILITIES AND REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (“DEBT”)

     As of September 30, 2007 and December 31, 2006, approximately $11.9 million and $14.5 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on the prime rate and/or LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2007, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $515,000.

     Our fixed-rate debt at September 30, 2007 is primarily comprised of SBA debentures which currently have prepayment penalties up to 3% of the principal balance.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2007 and December 31, 2006. Market risk disclosures related to our outstanding debt as of September 30, 2007 and December 31, 2006 were as follows:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,889	$1,854	$—	$—	$8,164	$11,907	$11,979
Variable-rate debt (LIBOR based) (3)	24,443	—	—	—	—	27,070	51,513	51,513

Totals	$24,443	$1,889	$1,854	$—	$—	$35,234	$63,420	$63,492

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2007 was 6.3%.
(3)	The weighted average interest rate of our variable-rate debt at September 30, 2007 was 7.8%.

	Years Ending December 31,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$142	$153	$2,017	$1,998	$1,042	$9,119	$14,471	$14,607
Variable-rate debt (LIBOR based) (3)	—	26,968	—	—	—	27,070	54,038	54,038

Totals	$142	$27,121	$2,017	$1,998	$1,042	$36,189	$68,509	$68,645

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2006 was 6.6%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2006 was 7.5%.

RETAINED INTERESTS

     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at September 30, 2007, the estimated fair value of our Retained Interests at

September 30, 2007 would have decreased by approximately $1.0 million and $2.0 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2006, the estimated fair value of our Retained Interests at December 31, 2006 would have decreased by approximately $1.6 million and $3.1 million, respectively.

ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 1. Legal Proceedings

     We have significant outstanding claims against Arlington’s bankruptcy estate. Arlington has objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the master lease agreement.

     While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court has approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007.

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

     None.

ITEM 3. Defaults upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     The following event occurred subsequent to the quarterly period covered by this Form 10-Q and is reportable under Form 8-K:

     Item 1.01. Entry into a Material Definitive Agreement

     On November 7, 2007, the Company amended its revolving credit facility and extended the maturity to December 31, 2009. A copy of the amendment is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. Exhibits

     A. Exhibits

	3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
	3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
	3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
	3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
	3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
*	10.1		Sixth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2007.
*	31.1		Section 302 Officer Certification — Chief Executive Officer
*	31.2		Section 302 Officer Certification — Chief Financial Officer
**	32.1		Section 906 Officer Certification — Chief Executive Officer
**	32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Submitted herewith.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 11/9/07	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date: 11/9/07	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)