Form 10-K
period 2007-12-31
PMC COMMERCIAL TRUST /TX
filed 2008-03-17
CIK 908311

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________to _________
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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2007 as reported on the American Stock Exchange, was approximately $126 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 5, 2008, the Registrant had outstanding 10,765,033 Common Shares of Beneficial Interest.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST
Form 10-K
For the Year Ended December 31, 2007

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
PART I
Item 1. BUSINESS
INTRODUCTION
     PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. Our loans are primarily to borrowers in the limited service hospitality industry. We also originate loans for commercial real estate primarily in the service and retail industries. As a REIT, we seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We must distribute at least 90% of our REIT taxable income to shareholders to maintain our REIT status. See “Tax Status.” We pay dividends from the cash flow generated from operations. Our Common Shares are traded on the American Stock Exchange under the symbol “PCC.”
     Our mission is to derive income primarily from the origination of real estate collateralized loans. Through conservative underwriting and exceptional service, we strive to provide our shareholders with the highest dividend, consistent with the focus on preservation of investment capital.
     We generate revenue primarily from the yield and other fee income earned on our investments. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans. During the years ended December 31, 2007 and 2006, our total revenues were approximately $27.3 million and $29.0 million, respectively, and our net income was approximately $13.1 million and $15.7 million, respectively. See “Item 8. Consolidated Financial Statements and Supplementary Data” for additional financial information.
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
     First Western is a “Preferred Lender” nationwide, as designated by the SBA, and originates, sells and services small business loans throughout the continental United States. As a non-bank SBA 7(a) Program lender, First Western is able to originate loans on which a substantial portion of the loan (generally 75%) is guaranteed as to payment of principal and interest by the SBA. A market exists for the sale of the guaranteed portion of First Western’s loans and we may receive cash premiums at the time of sale that approximate up to 10% of the principal amount of the loan sold. Due to the existence of the SBA guarantee which generally provides us with premiums upon sale, we are able to originate loans that would not typically meet our underwriting criteria. See “Lending Activities – SBA Programs.”
     Our ability to generate interest income, as well as other loan related fees, is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations and our ability to secure financing for our investment activities. The amount of income earned varies based on the volume of loans funded, the timing and amount of structured loan transactions, the volume of loans which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction versus non-construction), the interest rate on loans originated and the general level of interest rates. During periods of falling interest rates, due to the significant level of our variable-rate loans, our interest income is subject to interest rate risk. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”
     Generally, in order to fund new loans, we need to borrow funds or sell loans. From 1996 to 2003, our primary source of funds was structured loan transactions. In a structured loan transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for cash and a subordinate financial interest in that entity. If the SPE meets the definition of a qualifying special purpose entity (“QSPE”), we account for the transaction as a sale of our loans receivable; and as a result, neither the loans receivable contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Structured Loan Transactions.” Since the completion of our last securitization in October 2003, our working capital has been provided through credit facilities and the issuance of junior subordinated notes.
     We historically operated in two identifiable reportable segments: (1) the lending division, which originates loans to small businesses primarily in the limited service hospitality industry and (2) the property division, which owned and operated our hotel properties. As of December 31, 2007, we had sold or leased all of our hotel properties. All revenues and expenses of the properties sold are included in discontinued operations. See detailed financial information regarding our segments in “Item 8. Consolidated Financial Statements and Supplementary Data.”
LENDING ACTIVITIES
Overview
     We are a national lender that primarily originates loans to small businesses, primarily in the limited service hospitality industry. In addition to first liens on real estate of the related business, our loans are typically personally guaranteed by the principals of the entities obligated on the loans. For the year ended December 31, 2007, total revenues and income from continuing operations of our lending division were approximately $27.3 million (100% of revenues) and $12.4 million (approximately 94% of net income), respectively.
     We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, correspondence with local chambers of commerce, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. Payments are sometimes made to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.
Limited Service Hospitality Industry
     Our loans are generally collateralized by first liens on limited service hospitality properties and are typically for owner-operated facilities operating under national franchises, including Comfort Inn, Hampton Inn & Suites, Holiday Inn Express, Best Western, Clarion and Candlewood Suites, among others. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, national advertising and consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.
     Lodging demand in the United States generally appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. Given the relatively strong U.S. GDP growth over the past several years, improvement was seen in lodging demand in 2007. For 2008, lodging demand has been predicted by industry analysts to be relatively flat; however, average daily room rates and revenue per available room are expected to increase. These increases are dependent upon several factors including the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, including PricewaterhouseCoopers LLP, have published reports that predict the industry’s positive results will continue in 2008.
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
     We consider the underlying cash flow of the tenant or owner-occupant as well as more traditional real estate underwriting criteria such as:
•	The components and value of the borrower’s collateral (primarily real estate);

•	The industry and competitive environment in which the borrower operates;

•	The financial strength of the guarantors;

•	The ease with which the collateral can be liquidated;

•	The existence of any secondary repayment sources; and

•	The existence of a franchise relationship.
     Upon receipt of a completed loan application, our credit department conducts: (1) a detailed analysis of the potential loan, which typically includes an appraisal and a valuation by our credit department of the property that will collateralize the loan to ensure compliance with loan-to-value percentages, (2) a site inspection for real estate collateralized loans, (3) a review of the borrower’s business experience, (4) a review of the borrower’s credit history, and (5) an analysis of the borrower’s debt-service-coverage, debt-to-equity and other applicable ratios. All appraisals are performed by an approved, licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. We also utilize local market economic information to the extent available.
     We believe that our typical non SBA 7(a) Program loan is distinguished from those of some of our competitors by the following characteristics:
•	Substantial down payments are required. We usually require an initial down payment of not less than 20% of the value of the property which is collateral for the loan at the time of such loan. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the property which is collateral for the loan.

•	“Cash outs” are typically not permitted. Generally, we will not make a loan in an amount greater than the lesser of 80% of either the replacement cost or current appraised value of the property which is collateral for the loan. For example, a hotel property may have been originally constructed for a cost of $2,000,000, with the owner/operator initially borrowing $1,600,000 of that amount. At the time of the borrower’s loan refinancing request, the property securing the loan is appraised at $4,000,000. Some of our competitors might loan from 70% to 90% or more of the new appraised value of the property and permit the owner/operator to receive a cash distribution from the proceeds. Generally, we would not permit this type of “cash-out” distribution.

•	The obligor is personally liable for the loan. We generally require the principals of the borrower to personally guarantee the loan.
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

     General information on our loans receivable, net, was as follows:

	At December 31,
	2007			2006
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$129,650	78.1%	9.0%	$127,931	75.6%	9.4%
Fixed-rate	22,794	13.8%	8.6%	23,419	13.9%	8.8%
Variable-rate — prime	13,525	8.1%	9.6%	17,831	10.5%	10.2%

Total	$165,969	100.0%	9.0%	$169,181	100.0%	9.4%

     Our variable-rate loans receivable generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans receivable generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.
Loan Activity
     The following table details our loan activity for the years indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Loans receivable, net — beginning of year	$169,181	$157,574	$128,234	$50,534	$71,992
Loans originated	44,419	71,530	58,852	53,659	31,320
Loans acquired (1)	—	—	—	55,144	—
Principal collections (2)	(32,559)	(47,240)	(13,826)	(23,196)	(5,655)
Repayments of SBA 504 program loans (3)	(8,085)	(2,342)	(2,180)	(1,621)	(1,963)
Loans sold (4)	(1,971)	(6,373)	(7,785)	(6,222)	—
Loans transferred to AAL (5)	(4,917)	(3,730)	(5,657)	(2,115)	—
Structured loan sales (6)	—	—	—	—	(45,456)
Loan deemed to be repurchased from QSPE (7)	—	—	—	2,126	—
Other adjustments (8)	(99)	(238)	(64)	(75)	296

Loans receivable, net — end of year	$165,969	$169,181	$157,574	$128,234	$50,534

(1)	Represents the estimated fair value of loans acquired in the merger with PMC Capital, Inc. (“PMC Capital”), our affiliate through common management, on February 29, 2004.

(2)	Represents scheduled principal payments, maturities and prepayments.

(3)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.

(4)	Represents the guaranteed portion of SBA 7(a) Program loans sold through private placements to either dealers in government guaranteed loans or institutional investors.

(5)	Loans receivable on which the collateral was foreclosed upon and the assets were subsequently classified as assets acquired in liquidation (“AAL”).

(6)	Loans receivable which were sold as part of our 2003 structured loan sale transaction.

(7)	Represents a loan receivable at its estimated fair value deemed to be repurchased from a QSPEs as a result of a delinquent loan on which we initiated foreclosure on the underlying collateral and were contractually allowed to repurchase from the QSPE.

(8)	Represents the change in loan loss reserves, discounts and deferred commitment fees.

Quarterly Loan Originations
     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
First Quarter	$15,401	$17,630	$8,251	$6,609	$9,009
Second Quarter	18,632	13,536	11,236	17,255	12,103
Third Quarter	2,150	5,710	15,010	14,998	5,557
Fourth Quarter	8,236	34,654	24,355	14,797	4,651

Total	$44,419	$71,530	$58,852	$53,659	$31,320

Loan Portfolio Statistics
     Information on our loans receivable, loans which have been sold (either to our QSPEs or secondary market sales of SBA 7(a) Program loans) and on which we have retained interests (the “Sold Loans”) and our loans receivable combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
	2007			2006
	Aggregate		Loans	Aggregate		Loans
	Portfolio	Sold Loans	Receivable	Portfolio	Sold Loans	Receivable
	(Dollars in thousands)
Portfolio outstanding (1)	$326,368	$159,945	$166,423	$397,567	$227,874	$169,693
Weighted average interest rate	9.2%	9.4%	9.0%	9.5%	9.6%	9.4%
Annualized average yield (2)	10.5%	10.9%	10.1%	10.5%	10.1%	11.0%
Weighted average contractual maturity (in years)	14.8	12.6	17.0	15.0	13.6	16.7
Impaired loans (3)	$4,135	$1,022	$3,113	$5,415	$3,496	$1,919
Hospitality industry concentration %	90.9%	88.1%	93.5%	91.7%	90.0%	93.9%
Texas concentration % (4)	25.3%	25.7%	25.0%	24.7%	26.5%	22.3%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	The calculation of annualized average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average outstanding portfolio.

(3)	Includes loans on which the collection of the balance of principal and interest is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance (“Problem Loans”) and the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans,” and together with Problem Loans, “Impaired Loans”). We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

(4)	No other concentrations greater than or equal to 10% existed at December 31, 2007 for our loans receivable, Sold Loans or Aggregate Portfolio.

Industry Concentration
     The distribution of our loan portfolio by industry was as follows at December 31, 2007:

	Loans Receivable			Aggregate Portfolio
	Number		% of	Number		% of
	of		Total	of		Total
	Loans	Cost (1)	Cost	Loans	Cost (1)	Cost
	(Dollars in thousands)
Hotels and motels	143	$155,655	93.5%	252	$296,593	90.9%
Convenience stores/service stations	13	7,852	4.7%	19	14,578	4.5%
Restaurants	12	1,178	0.7%	12	2,498	0.8%
Services	13	517	0.3%	17	3,603	1.1%
Retail	7	469	0.3%	7	1,016	0.3%
Other	12	752	0.5%	21	8,080	2.4%

	200	$166,423	100.0%	328	$326,368	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.
SBA Programs
General
     We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:
•	We have an SBLC that originates loans through the SBA’s 7(a) Program;

•	We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios;

•	We have two licensed SBICs regulated under the Small Business Investment Act of 1958, as amended (“SBIA”). Our SBICs use long-term funds provided by the SBA, together with their own capital, to provide long-term collateralized loans to eligible small businesses, as defined under SBA regulations.
     Our regulated SBA subsidiaries are periodically examined and audited by the SBA to determine compliance with SBA regulations.
SBA 7(a) Program
     Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (1) gross sales of the borrower cannot exceed $6.5 million, (2) liquid assets of the borrower and affiliates cannot exceed specified limits, and (3) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.5 million. Maximum maturities for SBA 7(a) Program loans are 25 years for real estate and between seven and 15 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”
SBA 504 Program
     The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies (“CDCs”) for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained from a CDC covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least a 20% contribution of the equity in a project by our borrowers. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program are unlimited, currently the maximum amount of subordinated debt in any individual project is generally $1.5 million (or $2 million for certain projects). Typical project costs range in size from $1 million to $6 million.

SBIC Program
     We originate loans to small businesses through our SBICs. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under present SBA regulations, eligible small businesses include those that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6 million for the most recent two fiscal years. An SBIC can issue debentures whose principal and interest is guaranteed to be paid to the debt holder in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually lower compared to alternative fixed-rate sources of funds available to us.
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
     When a structured loan sale transaction is completed, our ownership interests in the QSPEs are accounted for as retained interests in transferred assets (“Retained Interests”) and recorded at the present value of the estimated future cash flows to be received from the QSPE. The difference between (1) the carrying value of the loans receivable sold and (2) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constitutes the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net income in the period in which the transactions occur.
     We anticipate that our next securitization would be a structured loan financing. A structured loan financing is similar to a structured loan sale, with the exception that the transaction is not treated as a sale for financial reporting purposes. Therefore, the loans contributed to the SPE and the notes payable issued by the SPE would be included in our consolidated financial statements and as a result, the ownership interest in the SPE would not be accounted for as a retained interest. The terms of the notes payable issued by the SPE would provide that PMC Commercial would not be liable for payment on the notes. Accordingly, even though the loans receivable and notes payable of the SPE would be included in our consolidated financial statements, if the SPE failed to pay the principal or interest on the notes, the sole recourse of the holders of the notes would be against the loans receivable and any other assets of the SPE.
     Our structured loan sale transactions receive opinions from outside counsel that opine to the legal sale of the loans to the legal entity formed in connection with the securitization. All of our securitization transactions provide a clean-up call. A clean-up call is an option allowed by the transaction documents to repurchase the transferred assets when the amount of the outstanding assets (or corresponding notes payable outstanding) falls to a level at which the cost of servicing those assets becomes burdensome. The clean-up call option regarding a loan in a QSPE or SPE is exercised by the party that contributed the loan to the QSPE or SPE.
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

Structured Loan Sale Transactions
General
     As of December 31, 2007, the QSPEs consisted of:
•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”);

•	PMC Capital, L.P. 1999-1 (the “1999 Partnership”);

•	PMC Joint Venture, L.P. 2000-1 (the “2000 Joint Venture”);

•	PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”);

•	PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”); and,

•	PMC Joint Venture, L.P. 2003-1 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”).
     We acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”) in the merger. We previously owned a portion of the subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”). Even though we own 100% of the subordinate interest in each of the Joint Ventures, since a portion was obtained through acquisition, we recorded these investments separately. At the date of acquisition, the fair value of the Acquired Structured Loan Sale Transactions became our cost.
     In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Program.
     At December 31, 2007, the cost of our Retained Interests was approximately $46.7 million with an estimated fair value of $48.6 million. See Note 5 to the Consolidated Financial Statements for detailed information on our Retained Interests.
Retained Interests
     As a result of our structured loan sale transactions, we have Retained Interests representing our residual interest in the loans sold to the QSPEs. When we securitize loans, we are required to recognize Retained Interests, which represent our right to receive net future cash flows, at their fair value. Our Retained Interests consist of (1) the required overcollateralization (the “overcollateralized piece”), which is the retention of a portion of each of the Sold Loans, (2) the reserve fund, which represents the required cash balance owned by the QSPE and (3) the interest-only strip receivable (the “interest-only strip receivable”), which represents the future excess funds to be generated by the QSPE after payment of all obligations of the QSPE.
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
     We retain a portion of the default and prepayment risk associated with the underlying loans of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our Retained Interests will vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances. See “Item 1A – Risk Factors – Investment Risks General – There is no market for our Retained Interests and the value is volatile.”
     In accordance with generally accepted accounting principles, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2007 and 2006, our consolidated balance sheets do not include $141.8 million and $207.7 million in assets, respectively, and $94.4 million and $156.5 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2007, the partners’ capital of the QSPEs was approximately $47.4 million compared to the estimated value of the associated Retained Interests of approximately $48.2 million.
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
EMPLOYEES
     We employed 46 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2007. In addition, we have employment agreements with our executive officers. Our operations are conducted from our Dallas, Texas office. We believe the relationship with our employees is good.
COMPETITION
     When originating loans we compete with other specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans. Many of these competitors have greater financial and managerial resources than us, are able to provide services we are not able to provide (i.e., depository services), and may be better able to withstand the impact of economic downturns. In addition, increased competition has caused margin compression.
     Fixed-rate lending: As a result of the prolonged period in which the yield curve was inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where it was no longer economically viable for us to compete for fixed-rate loans. In the current market, borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost of funds. Local banks offer a five-year maturity, 20-year amortization loan (“mini-perm loan”) at a more attractive rate than we can offer based on our current sources of funds. Consequently, we are currently predominately committing to loans with a variable rate. We continue to actively pursue alternative sources of funds and evaluate interest rate hedges to reduce our cost of funds and/or reduce interest rate risk, which may allow us to originate fixed-rate loans at more competitive rates.
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

Item 1A. RISK FACTORS
     Management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition. In addition, these factors could impair our ability to maintain dividend distributions at current or anticipated levels.
Investment Risks – Lending Activities
Changes in interest rates could negatively affect lending operations, which could result in reduced earnings and dividends.
     As a result of our current dependence on variable-rate loans, our interest income will be reduced during low interest rate environments. To the extent that LIBOR or the prime rate decreases, interest income on our currently outstanding loans receivable will decline. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”
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
     In addition, our net income is materially dependent upon the “spread” between the rate at which we borrow funds and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.
     At the present time, we are primarily originating variable-rate loans and have certain debt which is long-term and at fixed interest rates and preferred stock which is long-term with a fixed dividend yield. If the yield on loans originated with funds obtained from fixed-rate borrowings or preferred stock fails to cover the cost of such funds, our cash flow will be reduced.
Commercial mortgage loans expose us to a high degree of risk associated with investing in real estate.
     The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced significant fluctuations in the past and cyclical performance that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans includes the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. Property operations may be adversely affected by:
•	changes in national economic conditions;

•	changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	the extent of the impact of the current disruptions in the credit markets;

•	the lack of demand for commercial real estate collateralized loans used in asset-backed securitizations which may be substantially reduced as a result of the current disruptions in the credit markets;

•	competition from other properties;

•	changes in interest rates and the condition of the debt and equity capital markets;

•	the ongoing need for capital improvements;

•	changes in real estate tax rates and other operating expenses (including utilities);

•	adverse changes in governmental rules and fiscal policies; Acts of God, including earthquakes, hurricanes and other natural disasters; Acts of war or terrorism; decrease in the availability of or increase in the cost of insurance;

•	adverse changes in zoning laws;

•	the impact of present or future environmental legislation and compliance with environmental laws; and

•	other factors that are beyond our control or the control of the commercial property owners.

     In the event that any of the properties underlying our loans experience any of the foregoing events or occurrences, the value of, and return on, such loans may be negatively impacted. Moreover, our profitability and the market price of our common shares may be negatively impacted.
Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current or anticipated levels.
     Our net income depends on our ability to originate loans at favorable spreads over our borrowing costs. In originating loans, we compete with other specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our borrowing costs, which would harm our results of operations and consequently, our ability to continue paying dividends at current or anticipated levels.
There are significant risks in lending to small businesses.
     Our loans receivable consist primarily of loans to small, privately-owned businesses. There is no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or macro economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable from such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.
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
Our operating results will depend, in part, on the effectiveness of our marketing programs.
     In general, due to the highly competitive nature of our business, we must execute efficient and effective promotional and marketing programs with respect to our businesses. We may, from time to time, change our marketing strategies, including the timing or nature of promotional programs. The effectiveness of our marketing and promotion practices is important to our ability to locate potential borrowers and retain existing borrowers. If our marketing programs are not successful, our business, results of operations and financial condition may be adversely affected.
We depend on the accuracy and completeness of information about potential borrowers and guarantors.
     In deciding whether or not to extend credit or enter into transactions with potential borrowers and/or their guarantors, we rely on certain information furnished to us by or on behalf of potential borrowers and/or guarantors, including financial statements, construction invoices and other financial information. We also rely on representations of potential borrowers and/or guarantors as to the accuracy and completeness of that information.

     Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that are materially misleading.
Investment Risks — General
We may not be able to successfully integrate new investments, which could decrease our profitability.
     Our future business and financial performance depend, in part, on our ability to grow through successfully integrating new investments. We may incur significant costs in the evaluation of new investment opportunities. Successfully integrating new investments puts pressure on our marketing and management resources and we may fail to invest sufficient funds to make it successful. If we are not successful in the integration of new investments, our results of operations could be materially adversely affected, our revenues could decrease and our profitability could decline.
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
     The following is a sensitivity analysis of our Retained Interests as of December 31, 2007 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$48,072	($544)
Losses increase by 100 basis points per annum (2)	$47,271	($1,345)
Rate of prepayment increases by 5% per annum (3)	$48,586	($30)
Rate of prepayment increases by 10% per annum (3)	$48,537	($79)
Discount rates increase by 100 basis points	$47,829	($787)
Discount rates increase by 200 basis points	$47,059	($1,557)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.

(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
     Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2007, our loans receivable were approximately 94% concentrated in the hospitality industry and approximately 92% of the loans sold to our QSPEs were concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
     At December 31, 2007, approximately 25% of our loans receivable were collateralized by properties in Texas and approximately 23% of the loans sold to our QSPEs were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable, loans sold to our QSPEs or Aggregate Portfolio at December 31, 2007. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.
We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.
     Our prepayment activity has increased. Prepayment activity on our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or expiration of prepayment fees. In addition, prepayment activity for our aggregate variable-rate loans has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans due to the current low level of interest rates.
     The proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments. During decreasing interest rate environments and when competition is greater, prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. For prepayments on variable-rate loans, if the spread we charge over LIBOR or the prime rate were to decrease, the lower interest rates we would receive on these new loans receivable would have an adverse effect on our results of operations and, depending upon the rate of future prepayments, may further impact our results of operations.
     Prepayments on loans sold to the QSPEs generally will have a negative impact on our financial condition and/or results of operations. Prepayments of loans receivable with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of loans receivable with lower interest rates. Prepayments in excess of assumptions will cause a decline in the fair value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. Our “all-in costs” include interest, servicing, trustee and other ongoing costs. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect.
     Our SBLC sells the government guaranteed portion of most of its originated loans through private placements (“Secondary Market Sales”). These sales are particularly sensitive to prepayments. Our Retained Interests in these loan sales consists only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, we lose the estimated fair value of the associated Retained Interests.
Our Board of Trust Managers may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our common shares.
     Our Board of Trust Managers has the authority to modify or waive our current operating policies and strategies, including PMC Commercial’s election to operate as a REIT, without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common shares; however, the effect could be adverse.

Liquidity and Capital Resources Risks
     In general, in order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Trends That May Affect Our Business.”
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
The market demand for structured loan transactions may decline, which would decrease the availability of, and/or increase the cost of, working capital and negatively affect earnings and the potential for growth.
     We will continue to need capital to fund loans. Historically, we have sold loans receivable as part of structured loan transactions, borrowed from financial institutions and issued equity securities to raise capital. A reduction in the availability of funds from financial institutions or the asset-backed securities market could have a material adverse effect on our financial condition and our results of operations. Our long-term ability to continue to grow depends, to a large extent, on our ability to sell asset-backed securities through structured loan transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. In addition, political or geopolitical events could impact the availability and cost of capital.
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
     Significant changes in any of these criteria may result in the temporary suspension of our use of structured loan transactions and we may seek other sources of financing. A reduction in the availability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund future loan originations or to acquire real estate.
We use leverage to fund our capital needs which magnifies the effect of changing interest rates on our earnings.
     We have borrowed funds and intend to borrow additional funds. As a result, we use leverage to fund our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique.

Operating Risks
The occurrence of recent adverse developments in the mortgage finance and credit markets has affected our business.
     In recent months, the mortgage industry has come under enormous pressure due to numerous economic and industry related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans, primarily residential, have deteriorated. We face significant challenges due to these adverse conditions in pricing and financing our mortgage assets. There is no assurance that these conditions have stabilized or that they will not worsen. Recent adverse changes in the mortgage finance and credit markets have also eliminated or reduced the availability, or increased the cost, of significant sources of funding for us.
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
     We believe the risks associated with our operations are more severe during periods of economic slowdown or recession. Declining real estate values may reduce the level of new mortgage loan originations, since borrowers often use existing property value increases to support investment in additional properties.
     Borrowers may also be less able to meet their debt service requirements if the real estate economy weakens. Furthermore, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our exposure. Increased payment defaults, foreclosures or losses could adversely affect our results of operations, financial condition, liquidity, business prospects and our ability to make dividend distributions.
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
     Many of our competitors have greater financial and managerial resources than us and are able to provide services that we are not able to provide (i.e., depository services). As a result of these competitors’ size and diversified income resources, they may be better able to withstand the impact of economic downturns.
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
     We depend on the diligence, experience and skill of our key personnel (executive officers) who provide management services for the selection, acquisition, structuring, monitoring and sale of our portfolio assets and the borrowings used to acquire these assets. We have entered into employment agreements with our executive officers through June 2010. The loss of any executive officer could harm our business, financial condition, cash flow and results of operations.
We operate in a highly regulated environment and subsequent changes could adversely affect our financial condition or results of operations.
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
     At any time, U.S. Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect our financial condition or results of operations. The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% through 2010. This reduced maximum tax rate generally does not apply to ordinary REIT dividends, which continue to be subject to tax at the higher tax rates applicable to ordinary income (a maximum rate of 35%). However, the 15% maximum tax rate does apply to certain REIT distributions. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and may adversely affect the market price of our common shares.
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
     A hotel property is owned by our unconsolidated subsidiary. The property is located in Indiana, was built in 1992 and has 60 rooms.
Item 3. LEGAL PROCEEDINGS
     We had significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington Inns, Inc. was the former lessee of our hotel properties. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, return of certain payments Arlington made pursuant to the property leases and the Master Lease Agreement.
     While confident a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007. Due to the complexity of the bankruptcy, we cannot estimate when the liquidation plan will be approved.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Common Shares are traded on the American Stock Exchange (the “AMEX”) under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the regular and special dividends per share declared by us for each such period.

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share
December 31, 2007	$13.50	$10.75	$0.30	—
September 30, 2007	$14.55	$12.22	$0.30	—
June 30, 2007	$14.85	$12.53	$0.30	—
March 31, 2007	$15.90	$14.22	$0.30	—

December 31, 2006	$15.43	$13.65	$0.30	$0.10
September 30, 2006	$14.72	$12.68	$0.30	—
June 30, 2006	$13.59	$12.40	$0.30	—
March 31, 2006	$13.80	$12.19	$0.30	—
     On March 5, 2008, there were approximately 900 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on March 5, 2008 was $9.95.
     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors in determining dividend policy including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity. In general, the Board also uses cash flow from operating activities adjusted for changes in operating assets and liabilities in determining the amount of dividends declared. In addition, as a REIT we are required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2007. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2007	2006	2005	2004 (1)	2003
	(In thousands, except per share information)
Total revenues	$27,295	$28,973	$24,437	$20,201	$9,330
Income from continuing operations (2)	$12,094	$13,532	$9,345	$9,641	$4,618
Discontinued operations (2)	$1,041	$2,152	$1,952	$3,547	$2,845
Gain on sale of loans receivable	$—	$—	$—	$—	$711
Extraordinary item: negative goodwill	$—	$—	$—	$11,593	$—
Net income	$13,135	$15,684	$11,297	$24,781	$8,174

Basic weighted average common shares outstanding	10,760	10,748	10,874	10,134	6,448
Basic and diluted earnings per common share:
Income from continuing operations and gain on sale of loans receivable (2)	$1.12	$1.26	$0.86	$0.95	$0.83
Extraordinary item: negative goodwill	$—	$—	$—	$1.14	$—
Net income	$1.22	$1.46	$1.04	$2.44	$1.27
Dividends declared, common	$12,915	$13,975	$13,569	$14,140	$9,932
Dividends per common share	$1.20	$1.30	$1.25	$1.40	$1.54

	At December 31,
	2007	2006	2005	2004 (1)	2003
	(In thousands)
Loans receivable, net	$165,969	$169,181	$157,574	$128,234	$50,534
Retained Interests	$48,616	$55,724	$62,991	$70,523	$30,798
Real estate investments	$—	$4,414	$23,550	$38,082	$43,339
Total assets	$231,420	$240,404	$259,192	$253,840	$131,736
Debt	$59,185	$64,841	$84,040	$75,349	$33,380
Redeemable preferred stock of subsidiary	$3,768	$3,668	$3,575	$3,488	$—

(1)	Primarily as a result of the merger with PMC Capital on February 29, 2004, total beneficiaries’ equity and total assets increased. The merger also resulted in a substantial increase in revenues and expenses. Revenues increased as a result of the income generated by the assets acquired from PMC Capital. Prior to the merger, we had no employees and most of our overhead was paid through an advisory relationship with PMC Capital. Subsequent to the merger, we are internally managed.

(2)	The operations of our hotel properties have been reflected as discontinued operations in our accompanying statements of income and the prior period financial statements have been reclassified to reflect the operations of these properties as discontinued operations during all periods presented above. As of December 31, 2007, we had sold or leased all of our hotel properties.

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
     Our revenues include the following:
•	Interest earned on our loans receivable;

•	Income on our Retained Interests; and

•	Other related loan fees, including servicing fees, late fees, prepayment fees, assumption fees and construction monitoring fees.
     Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on:
•	The volume of loans funded;

•	The timing of, amount of and cost of funds for structured loan transactions;

•	The volume of loans receivable which prepay;

•	The mix of loans (construction versus non-construction);

•	The interest rate and type of loans originated (whether fixed or variable); and

•	The general level of interest rates.
     For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of this Form 10-K.
RECENT DEVELOPMENTS AND TRENDS THAT MAY AFFECT OUR BUSINESS
     During 2007, we originated $44.4 million of loans. The market segment for limited service hospitality loans continues to be extremely competitive and our ability to offer fixed-rate loans is constrained by our cost of funds. We anticipate that our 2008 aggregate loan originations will be approximately $40 million to $50 million. During January and February 2008 we funded approximately $16.4 million of loans.
     The availability of capital for providers of real estate financing generally deteriorated during 2007 and into 2008. The initial cause of the deterioration was credit concerns in the sub-prime residential mortgage market. We are neither an originator of sub-prime mortgages nor an originator of residential mortgages. As a result of these concerns, there appears to be a spillover effect and banks and securities firms have substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages.
     On January 25, 2008, we amended our conduit facility, which among other things, extended its maturity date from February 2008 to May 2, 2008. Based on current market conditions and communications from our conduit lender, we expect that the lender will not extend the conduit facility beyond May 2, 2008. Accordingly, we increased the amount available under our revolving credit facility, which matures December 31, 2009, from $20 million to $45 million. As of February 29, 2008, we had approximately $31 million in combined borrowings outstanding under our conduit facility and revolving credit facility. We are working with the provider of our revolving credit facility to further increase the availability of funds from $45 million to $65 million. There can be no assurance that we will be able to increase the amount available under our revolving credit facility. We have availability through 2009 under our current revolving credit facility; however, the limited amount of capital available to originate new loans may cause us to curtail some non-SBA 7(a) loan origination activity.
     Our 2007 volume of loan originations decreased due to increased competition. Lenders to the limited service hospitality market, where we have traditionally concentrated, have become more aggressive in the last three years as this segment has become more mainstream. Banks have expanded their position in this market through the use of deposits to fund fixed-rate mini-perm loans with five-year maturities and 15 to 25-year amortization periods. In addition, conduit lending programs sponsored by large investment banks have been more aggressive in lending to the limited service hospitality market with maturities of ten years or greater and 20 to 30-year amortization periods. This competition has resulted in fewer new loan originations to non-bank lenders with a reduced spread on loans originated. While recently some of our competitors have scaled back their origination activity due to credit market disruptions, the overall competition remains strong.
     The competitive nature of this market has also resulted in a significant increase in the amount of prepayments of our serviced loans. We had greater than $91 million of prepayments of our serviced portfolio in 2006 and over $84 million in 2007. As shown in the table below, the result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to $326 million at December 31, 2007. During January and February 2008, we had prepayments of our retained portfolio and securitized loans of approximately $5.4 million and $16.6 million, respectively. While we believe that we will continue to see high levels of prepayment activity during the remainder of 2008, the credit market disruptions may have a moderating effect. Information on our serviced portfolio is provided since we retain a residual interest in the cash flows from our sold loans. Therefore, the performance of these loans impacts our profitability and our cash available for dividend distributions. Information on our serviced portfolio, including prepayment trends, was as follows:

	December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Serviced portfolio (1)	$326,368	$397,567	$447,220	$468,158
Loan originations	$44,419	$71,530	$58,852	$53,659
Prepayments	$84,137	$91,710	$41,049	$15,931
% Prepayments (2)	21.2%	20.5%	8.8%	3.2%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Represents prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year.
     We continue to explore additional investment and business opportunities. However, as a result of current credit market disruptions, investment in these opportunities may be limited. We are evaluating investment opportunities in the banking industry which may provide alternative and/or lower cost of funds as well as alternative lending products. To the extent we were to invest in certain opportunities in the banking industry, we may no longer be able to operate as a REIT. These changes may require shareholder approval. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain dividend payments at their current or anticipated levels. In order to finance these investments, we anticipate utilizing alternative sources of funds and/or our revolving credit facility.
     We are in the process of further expanding our marketing initiatives for the SBA 7(a) Program. The typical size of a SBA 7(a) Program loan is smaller than our other lending programs. We anticipate that as a result of First Western’s preferred lender status and these expanded marketing initiatives, our originations under the SBA 7(a) Program will increase; however, to date we have not realized an increase in origination volume. We are beginning to see an increase in commitments. Our SBA 7(a) commitments and approvals at December 31, 2007 were $7.0 million compared to fundings of $2.9 million during 2007.
     The Federal Reserve Bank lowered its federal funds rate by 1% during 2007 and by another 1.25% during January 2008. These reductions have led to corresponding decreases in LIBOR. Most of our retained loans (approximately $143.2 million) and our consolidated debt (approximately $51.0 million) are based on LIBOR or the prime rate. On the net difference of $92.2 million between our variable rate loans and debt, interest rate reductions will have a negative impact on our future earnings. The weighted average LIBOR used in the determination of the base interest rates charged to our borrowers during 2007 was 5.33%. During the first quarter of 2008, the base interest rate (LIBOR) charged to our borrowers was 4.73% and more recently, LIBOR decreased to 3.08% as of

February 29, 2008. A 2% reduction in variable interest rates will cause a reduction in our net interest income of approximately $1.8 million assuming no other portfolio changes.
     On our variable-rate loans, we charge a spread over a base rate, either LIBOR or the prime rate. The base rates were as follows:

	2007	2006	2005
LIBOR
First Quarter	5.36%	4.53%	2.56%
Second Quarter	5.35%	4.99%	3.10%
Third Quarter	5.36%	5.51%	3.50%
Fourth Quarter	5.23%	5.37%	4.05%

Prime Rate
First Quarter	8.25%	7.25%	5.25%
Second Quarter	8.25%	7.75%	5.75%
Third Quarter	8.25%	8.25%	6.25%
Fourth Quarter	7.75%	8.25%	6.75%
     The interest rate yield curve combined with increased competition has caused margin compression (i.e., the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed). Whereas historically we originated variable-rate loans at 3.5% to 4.5% over LIBOR, currently we are offering rates between 3.0% and 3.5% over LIBOR. In addition, as a result of our weighted average spread over LIBOR being reduced on our variable-rate loan originations, we anticipate that the spread between the interest rates charged to our borrowers and the cost of funds may be less than the spread of 2.77% on our variable-rate securitization completed during 2003. The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). In general, a significant reduction in net interest spread may have a material adverse effect on our results of operations and may cause us to re-evaluate our lending focus. The margin compression lowers our profitability and may have an impact on our ability to maintain our dividend at the current or anticipated amounts.
     We have sold all our hotel properties and assets acquired in liquidation. In addition, during June 2007, we executed a settlement agreement with Arlington Hospitality, Inc. and its subsidiary Arlington Inns, Inc. (together “Arlington”) that substantially eliminated our involvement with Arlington’s bankruptcy estate. As a result, management is now able to increase their focus on our core business including expansion of SBA 7(a) Program initiatives and potential new investment opportunities.
     Management believes that a useful measure of our operating profitability is our income from continuing operations. Recently, we have experienced a reduction in yield from our Retained Interests and lower prepayment fee income. Primarily as a result of these trends, our income from continuing operations declined from $3,542,000 during the third quarter of 2007 to $2,167,000 during the fourth quarter of 2007. Since interest rates have recently decreased and we do not anticipate reversal of the trend of reducing yield on our Retained Interests or reduced prepayment fee income, management anticipates that our income from continuing operations will be lower in 2008 than 2007. Therefore, our Board of Trust Managers declared a quarterly cash dividend of $0.20 per common share to be paid to shareholders of record on March 31, 2008. This quarterly cash dividend compares to a dividend of $0.30 per common share paid to shareholders of record on December 31, 2007. The Board of Trust Managers established the dividend in an amount it believes can reasonably be paid each of the four quarters of 2008. Our Board of Trust Managers believes that it is prudent to conserve capital to enhance our core lending programs during this period of market volatility.
LOAN PORTFOLIO INFORMATION AND STATISTICS
General
     Loans originated during 2007 and 2006 were $44.4 million (of which approximately $10.7 million were originated in conjunction with sales of our hotel properties and assets acquired in liquidation and approximately $5.0 million were repurchased from our securitizations) and $71.5 million (of which approximately $19.8 million were originated in conjunction with sales of our hotel properties and assets acquired in liquidation) of loans, respectively. We currently anticipate aggregate loan originations to be between $50 million and $60 million during 2008. Our average loan commitment at December 31, 2007, excluding SBA 7(a) Program loans, was approximately $3.1 million per loan. Accordingly, a change in a few loans funding in periods other than expected or a few loan commitments being cancelled or approved would have a material impact on our estimates. At December 31, 2007 and 2006, our outstanding commitments to fund new loans were approximately $32.1 million and $32.6 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. We believe that our LIBOR-based loan program (1) allows us to compete more effectively with the diminishing market share of variable-rate products, (2) provides us with a more attractive securitization product and (3) provides us with a net interest spread that is less susceptible to interest rate risk than fixed-rate loan programs.
     Our loans receivable were approximately 94% concentrated in the hospitality industry at December 31, 2007. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.
     Lodging demand in the United States generally appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. Given the relatively strong U.S. GDP growth over the past several years, continued improvement was seen in lodging demand in 2007. For 2008, lodging demand has been predicted by industry analysts to be relatively flat; however, average daily room rates and revenue per available room are expected to increase. These increases are dependent upon several factors including the strength of the economy, the correlation of hotel demand to new hotel supply and the impact of global or domestic events on travel and the hotel industry. Leading industry analysts, including PricewaterhouseCoopers LLP, have published reports that predict the industry’s positive results will continue in 2008.
Loan Portfolio Rollforward
     Loans originated and principal repayments of our retained loans receivable were as follows:

	Years Ended
	December 31,
	2007	2006	2005
	(In millions)
Loan Originations:
Commercial mortgage loans	$28.3	$36.9	$35.9
SBA 7(a) Program loans	2.9	8.5	10.7
Loans originated in connection with sale of assets acquired in liquidation and hotel properties	10.7	19.8	8.5
SBA 504 program loans (1)	2.5	6.3	3.8

Total loans originated	$44.4	$71.5	$58.9

Principal Repayments:
Prepayments	$26.5	$40.7	$9.4
Proceeds from the sale of SBA 7(a) guaranteed loans	2.0	6.4	7.8
Scheduled principal payments	4.0	5.3	3.8
Balloon maturities of SBA 504 program loans	8.1	3.6	2.8

Total principal repayments	$40.6	$56.0	$23.8

(1)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.
Prepayment Activity
     Prepayment activity for our aggregate fixed-rate loans receivable has remained at high levels as a result of the continued low long-term interest rate environment combined with increased competition and the reduction or expiration of prepayment fees. Prepayment activity for our aggregate variable-rate loans receivable has increased since borrowers with variable-rate loans are generally seeking fixed-rate loans to lock in at the current low level of fixed interest rates. While we believe that we will continue to see prepayment activity at these higher levels during 2008, the credit market disruptions may have a moderating effect.
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
     When loans receivable are repaid prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of Sold Loans will have an impact on our financial condition and results of operations. Prepayments of Sold Loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of Sold Loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. Many of the prepayment fees for our aggregate fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as current market interest rates decrease. For our aggregate fixed-rate loans receivable, these fees are generally greater for those loans with higher interest rates although the prepayment fees also decline as the loans get closer to their maturity. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for our aggregate variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibition have expired are generally not significant. During the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or significantly reduced prepayment fees. For our loans receivable, the proceeds from the prepayments we receive are either used to repay debt or invested initially in temporary investments.
     Our SBLC sells the government guaranteed portion of most of its originated loans through private placements. These sales are especially sensitive to prepayments. Our Retained Interests in these loan sales consist only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests. In addition, loans originated under the SBA 7(a) Program do not have prepayment fees which are retained by us.
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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	At December 31,
	2007	2006
	(Dollars in thousands)
Problem Loans:
Loans receivable	$49	$1,887
Sold loans of QSPEs (1)	—	—

	$49	$1,887

Special Mention Loans:
Loans receivable	$3,064	$32
Sold loans of QSPEs (1)	1,022	3,496

	$4,086	$3,528

Percentage Problem Loans:
Loans receivable	—	1.1%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	1.8%	—
Sold loans of QSPEs (1)	0.8%	1.9%

(1)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.
     At December 31, 2007 and 2006, we had reserves of $42,000 and $63,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.07% and 0.11% during 2007 and 2006, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
RETAINED INTERESTS
     As a result of our structured loan sale transactions, we have Retained Interests representing the subordinate interest in loans receivable that have been contributed to QSPEs and have been recorded as sold. When we securitize loans receivable, we are required to recognize Retained Interests, which represents our right to receive net future cash flows, at their estimated fair value. Our Retained Interests consist of (1) the retention of a portion of each of the Sold Loans (the “overcollateralized piece”), (2) contractually required cash balances owned by the QSPE (the “reserve fund”) and (3) future excess funds to be generated by the QSPE after payment of all obligations of the QSPE (the “interest-only strip receivable”). Retained Interests are subject to credit, prepayment and interest rate risks.
     We use an income approach in order to value our Retained Interests. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the QSPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels, including risk premiums, considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.
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
Valuation of Loans Receivable
     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans receivable, that significant doubt exists as to the ultimate realization of the loan receivable. We monitor the loan portfolio on an ongoing basis and evaluate the adequacy of our loan loss reserves. In our analysis, we review various factors, including the value of the collateral underlying the loan receivable and the borrower’s payment history. The determination of whether significant doubt exists and whether a loan loss reserve is necessary for each loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of our loans receivable, the effect on our results of operations may be material.
     Positive trends have been occurring in the limited service hospitality industry since 2003 and are expected to continue during 2008. These positive trends along with our experience with liquidations of properties underlying impaired loans and the knowledge gained from such liquidations has benefited us in achieving lower losses from loan liquidations. However, to the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Valuation of Retained Interests
     Due to the limited number of entities that conduct structured loan sale transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, we utilize our own data and assumptions to determine the value of our Retained Interests, in conjunction with our knowledge of similar markets for our type of Retained Interests. Based on these factors, our estimate of fair value may vary significantly from what a willing buyer would pay for these assets.
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
     The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayment speeds occur at a faster rate than anticipated, or future loan losses either occur quicker, or in amounts greater than expected, the fair value of the Retained Interests will decline and total income in future periods would be reduced. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect. If prepayments occur slower than anticipated, or future loan losses are either slower than or less than expected, cash flows would exceed estimated amounts, the estimated fair value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events and the effect of these revised assumptions may have a material impact on our consolidated financial statements. Over the past three years, there has been no significant change in the methodology employed in valuing these assets.
     The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream. The riskiest component of our Retained Interests is the interest-only strip receivable which is subject to prepayment risk and risk of loss as a result of monetary default by an underlying loan. The discount rates for the interest-only strip receivable take into account the uncertainty resulting from the potential for prepayments and/or losses exceeding estimates. The reserve funds are available to repay the noteholders if the excess spread is not sufficient to satisfy the noteholder requirements (i.e., if loan defaults occur). In addition, the reserve fund is restricted until the transaction matures; accordingly, the discount rate utilized takes into account the risk premium for this restriction. Our overcollaterized piece is discounted based on a risk premium assuming that the reserve fund and excess spread are insufficient to pay the balances due to the noteholders. Although we believe these estimates of discount rates are reasonable estimates of market rate, purchasers of these types of investments may utilize different discount rates in determining their value of the estimated future cash flows.
     We acquired PMC Capital’s subordinate interests in the Joint Ventures and 100% of the subordinate interests in the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”) in the merger. We previously owned subordinate interests in the Joint Ventures (the “Originated Structured Loan Sale Transactions”).
     Constant prepayment rates and aggregate losses assumed were as follows for our Originated Structured Loan Sale Transactions (“Originated”) and Acquired Structured Loan Sale Transactions (“Acquired”):

	Constant Prepayment Rates		Aggregate Losses Assumed
	At December 31,		At December 31,
	2007	2006	2007	2006
Originated:
2000 Joint Venture	18.0%	18.0%	1.09%	1.45%
2001 Joint Venture (1)	—	18.0%	—	—
2002 Joint Venture	18.0%	18.0%	0.93%	1.42%
2003 Joint Venture	18.0%	16.0%	0.88%	1.36%

Acquired:
Secondary Market Sales (2)	22.0%	20.0%	—	—
1998 Partnership	16.0%	16.0%	1.02%	1.71%
1999 Partnership	18.0%	18.0%	1.02%	1.82%
2000 Joint Venture	18.0%	18.0%	1.30%	1.39%
2001 Joint Venture	18.0%	18.0%	1.06%	1.20%
2002 Joint Venture	18.0%	18.0%	0.81%	1.79%
2003 Joint Venture	18.0%	16.0%	0.86%	1.48%

(1)	Due to the small number of loans remaining in the pool with no indication of future loss or prepayment, no future prepayments or losses were assumed for this pool at December 31, 2007.

(2)	There are no losses assumed on Secondary Market Sales as the SBA has guaranteed payment of principal on these loans.
     Aggregate losses assumed have generally decreased from December 31, 2006 to December 31, 2007 primarily based on decreased portfolio outstanding, historical losses being significantly below original estimates and the continued positive performance of our securitized loans and the limited service hospitality industry.
     Our discount rates are based on a spread over the 5-year treasury rate. At December 31, 2007, the 5-year treasury rate was 3.45% which is a reduction of 124 basis points from the 5-year treasury rate of 4.69% at December 31, 2006. Based on the limited information available in the markets, the spread over the 5-year treasury rate which we utilize to estimate the discount rates on our Retained Interests has increased from 2006, primarily as a result of the credit market disruptions experienced commencing in the second half of 2007. As a result, the spread on our interest-only strip receivable increased from approximately 7.75% at December 31, 2006 to approximately 11.50% at December 31, 2007, an increase of approximately 375 basis points. Comparable increases on our reserve fund and overcollateralized piece spreads were 230 basis points and 200 basis points, respectively.
     The following is a sensitivity analysis of our Retained Interests as of December 31, 2007 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$48,072	($ 544)
Losses increase by 100 basis points per annum (2)	$47,271	($1,345)
Rate of prepayment increases by 5% per annum (3)	$48,586	($ 30)
Rate of prepayment increases by 10% per annum (3)	$48,537	($ 79)
Discount rates increase by 100 basis points	$47,829	($ 787)
Discount rates increase by 200 basis points	$47,059	($1,557)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.

(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
     Origination fees and direct loan origination costs are deferred and amortized to income as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
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

     For loans purchased at a discount and loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
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
RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Overview
     Income from continuing operations during 2007 decreased by $1,438,000 to $12,094,000 ($1.12 per share) from $13,532,000 ($1.26 per share) during 2006, a 10.6% decrease. This was primarily due to reduced revenues partially offset by reduced expenses and the occurrence of a $563,000 one-time gain in 2006.
     Our total revenues decreased $1,678,000 (5.8%) primarily due to reductions in income from Retained Interests and other income partially offset by increased interest income. The decrease in income from Retained Interests was due primarily to a decrease in the outstanding balance of our Retained Interests mainly from prepayments. Our other income decreased primarily due to a reduction in prepayment fees and servicing income mainly due to prepayments.
     Offsetting these decreases was an increase in interest income due primarily to an increase in our weighted average loans outstanding and a slight year over year increase in variable interest rates. However, our outstanding loan portfolio declined to $166,423,000 at December 31, 2007 from $169,693,000 at December 31, 2006. This 1.9% decrease will cause future reductions in interest income until our investment portfolio increases. Approximately 78% of our loans receivable at December 31, 2007 were based on LIBOR. The average base LIBOR charged to our borrowers during 2007 was 5.33% compared to the first quarter 2008 rate charged of 4.73%. During 2008, there have been additional interest rate reductions as the prime rate decreased from 7.25% to 6.00% and the 90-day LIBOR, on which interest is based to be charged to our borrowers, decreased from 4.73% at January 1, 2008 to 3.08% at February 29, 2008. Assuming LIBOR remains the same or continues to decrease as expected, our interest income will decrease until our investment portfolio increases.
     Net income decreased to $13,135,000 ($1.22 per share) during 2007 from $15,684,000 ($1.46 per share) during 2006. In addition to the changes to continuing operations described above, net income decreased due to a $329,000 reduction in net gains on sales of real estate included in discontinued operations.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
     Interest income consisted of the following:

	Years Ended December 31,
	2007	2006
	(In thousands)
Interest income — loans	$15,483	$14,781
Interest income — idle funds	548	242
Accretion of loan fees and discounts	434	437

	$16,465	$15,460

     The increase in interest income – loans (4.7%) was primarily attributable to an increase in our weighted average loans receivable outstanding of $9.6 million (6.2%) to $165.2 million during 2007 from $155.6 million during 2006. There was a slight increase in our year over year weighted average LIBOR charged from 5.10% during 2006 to 5.33% during 2007 which was offset by a decrease in the spread we charged over LIBOR on new loans. Our weighted average interest rate decreased from 9.4% at December 31, 2006 to 9.0% at December 31, 2007. The increase in our idle funds interest income is primarily due to the increased balance of cash and cash equivalents of our SBIC’s. These funds can only be used for commitments of the SBICs. As discussed above, as a result of recent lower short-term interest rates it is anticipated that our interest yield will be lower in 2008.
     Income from Retained Interests decreased $947,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $5.5 million to $52.8 million during 2007 compared to $58.3 million during 2006. Offsetting this decrease was an increase in unanticipated prepayment fees of approximately $350,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 13.9% during 2007 from 14.1% during 2006. Excluding the impact of permanent impairments, the yield on our Retained Interests decreased to 16.0% during 2007 from 16.1% during 2006. We believe that our income from Retained Interests will continue to decrease as scheduled principal payments and prepayments of our Sold Loans occur.
     Other income consisted of the following:

	Years Ended December 31,
	2007	2006
	(In thousands)
Servicing income	$754	$1,025
Prepayment fees	615	1,653
Other loan related income	572	403
Premium income	220	499
Other	226	93

	$2,387	$3,673

     While prepayment activity has remained at relatively high levels, which we believe will continue during 2008, prepayment fees have decreased. Prepayment fees on our variable-rate loans are generally less per loan than fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate, as the outstanding principal balance of our fixed-rate loans declines, that prepayment fees will decline. In addition, during the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or significantly reduced prepayment fees. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.
     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur, unless we complete a securitization or there is an increase in loans sold into the secondary market.
     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees represent one-time increases in our other income when collected and/or earned. Other loan related income increased from 2006 to 2007 primarily due to proceeds received from settlement of litigation related to a loan.
     Premium income results from the sale of the guaranteed portion of First Western’s loans into the secondary market. Our SBA 7(a) Program loan commitments have recently been increasing. To the extent we are able to increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

Interest Expense
     Interest expense consisted of the following:

	Years Ended December 31,
	2007	2006
	(In thousands)
Junior subordinated notes	$2,381	$2,318
Conduit facility	2,108	1,383
Debentures payable	497	813
Revolving credit facility	99	125
Mortgage on hotel property	—	86
Structured notes	—	201
Other	318	291

	$5,403	$5,217

     The weighted average cost of our funds was relatively constant at 7.0% at December 31, 2007 compared to 7.1% at December 31, 2006.
     Interest expense on our conduit facility increased primarily as a result of increased utilization of the facility and increases in variable interest rates. Our weighted average borrowings outstanding on our conduit facility increased to $27.0 million during 2007 compared to $15.5 million during 2006. The interest rate on the conduit facility approximates LIBOR plus 0.85%. The rate that approximates LIBOR is a “pass-through” rate that the bank facility pays for its commercial paper commonly referred to as the “CP Rate.” During periods of credit market uncertainty, the bank facility may have to pay higher daily interest rates and consequently passes the higher rates to us. During September through December 2007, the pass-through rates were greater than LIBOR by an average of approximately 42 basis points which increased our interest expense by approximately $35,000. While the January 2008 pass-through rate was again higher than LIBOR, it appears that current pass-through rates have stabilized at closer to LIBOR.
     The reduction of interest expense on our debentures payable was a result of the prepayment, without penalty, of $7,310,000 of fixed-rate SBA debentures with an interest rate of approximately 8.5% during the third quarter of 2006. In addition, interest expense was reduced since the remaining balance outstanding on our structured notes was repaid on December 1, 2006.
Other Expenses
     Our combined expenses for general and administrative and salaries and related benefits increased to $7,775,000 during 2007 compared to $7,433,000 during 2006. General and administrative expenses increased slightly to $2,717,000 during 2007 compared to $2,694,000 during 2006. Salaries and related benefits expense increased to $5,058,000 during 2007 compared to $4,739,000 during 2006 primarily due to cost of living increases.
     Permanent impairments on Retained Interests (write downs of the value of our Retained Interests) were $1,111,000 and $1,167,000 for 2007 and 2006, respectively, resulting from reductions in expected future cash flows due primarily to increased actual and anticipated loan prepayments on the underlying portfolio.
     Provision for losses on rent and related receivables was $239,000 and $925,000 during 2007 and 2006, respectively. These losses pertain to our lease agreements with Arlington. We had significant claims in the bankruptcy cases and the debtors had claims against our assets in response. While confident a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides for mutual releases among the parties. The Bankruptcy Court approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007. Due to the complexity of the bankruptcy, we cannot estimate when the liquidation plan will be approved.

Gain on Early Extinguishment of Debt
     Gain on early extinguishment of debt during 2006 represented a gain of $563,000 that resulted from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired in the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, at that time there were no significant loan commitments at the SBIC level.
Discontinued Operations
     We recorded gains of $1,735,000 during 2007 resulting primarily from (1) the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and three assets acquired in liquidation for approximately $7.6 million generating gains of approximately $185,000 and (2) the recognition of $420,000 in gain relating to the repayment in full of principal on a loan originated in connection with the sale of a hotel property with a deferred gain. We had net realized gains on the sales of real estate of $2,064,000 during 2006.
     As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. At December 31, 2007, our remaining deferred gains were approximately $2.2 million. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
     Impairment losses were $233,000 and $94,000 for 2007 and 2006, respectively. During 2007, we recorded an impairment loss related to an estimated decline in fair value of an asset acquired in liquidation. For our real estate assets held for sale during 2006, we performed a recoverability test to determine if the expected net sales proceeds exceeded their carrying value. Based on this analysis, we recorded impairment losses of $94,000 during 2006.
     Net earnings (losses) from discontinued operations were ($461,000) and $182,000 during 2007 and 2006, respectively. The primary cause of the net loss from discontinued operations during 2007 was fees for the prepayment of two mortgage notes of approximately $452,000 incurred in connection with the sale of the related hotel properties.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Overview
     Income from continuing operations increased by $4,187,000 to $13,532,000 ($1.26 per share) during 2006 from $9,345,000 ($0.86 per share) during 2005. As described in more detail below, significant changes between these periods were:
•	An increase in interest income of $3,882,000 due primarily to increases in variable interest rates and our weighted average loans outstanding;

•	A gain on early extinguishment of debt of $563,000 resulting from the repayment of $7,310,000 of SBA debentures with unamortized premiums; and

•	An increase in other income of $272,000 due primarily to prepayment fees received; partially offset by

•	An increase in interest expense of $758,000 due primarily to increases in variable interest rates and borrowings under our conduit facility.
     Discontinued operations increased by $200,000 to $2,152,000 ($0.20 per share) during 2006 from $1,952,000 ($0.18 per share) during 2005. As described in more detail below, significant changes between these periods were:
•	Impairment losses decreased by $1,857,000; partially offset by

•	Net gains on property sales decreased by $192,000; and

•	Net earnings from our hotel properties decreased by $1,465,000.

Revenues
     Interest income consisted of the following:

	Years Ended December 31,
	2006	2005
	(In thousands)
Interest income — loans	$14,781	$11,106
Accretion of loan fees and discounts	437	297
Interest income — idle funds	242	175

	$15,460	$11,578

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
     Other income consisted of the following:

	Years Ended December 31,
	2006	2005
	(In thousands)
Prepayment fees	$1,653	$590
Servicing income	1,025	1,222
Premium income	499	618
Other loan related income	403	646
Other	93	325

	$3,673	$3,401

     Prepayment activity remained at high levels during 2006. Prepayment activity for our fixed-rate loans receivable remained at high levels as a result of the continuation during 2006 of the low long-term interest rate environment combined with increased competition and the effect of the reduction or expiration of prepayment fees. In addition, prepayment activity for our variable-rate loans receivable increased during 2006 since borrowers with variable-rate loans were generally seeking fixed-rate loans due to currently marketed fixed interest rates being lower than the current interest rate on their loan and/or concerns of rising interest rates. To the extent that prepayments are for variable-rate loans, the prepayment fees will generally not be as great as the fees on our fixed-rate loans.
     We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balances of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur, unless we complete a securitization or there is an increase in loans sold into the secondary market.
     Premium income results from the sale of the guaranteed portion of First Western’s loans into the secondary market. We sold 14 loans during both 2006 and 2005 and collected cash premiums of $615,000 and $700,000 during 2006 and 2005, respectively.

     Other loan related income includes late fees, assumption fees, forfeited commitment fees and other fees. These fees primarily represent one-time increases in our other income when collected and/or earned. Other loan related income decreased from 2005 to 2006 primarily due to a decrease in assumption fees.
Interest Expense
     Interest expense consisted of the following:

	Years Ended December 31,
	2006	2005
	(In thousands)
Junior subordinated notes	$2,318	$1,497
Conduit facility	1,383	724
Debentures payable	813	971
Structured notes	201	451
Revolving credit facility	125	214
Mortgage on hotel property	86	117
Uncollateralized notes payable	—	223
Other	291	262

	$5,217	$4,459

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
Other Expenses
     Our combined expenses for general and administrative and salaries and related benefits remained relatively constant at $7,433,000 during 2006 compared to $7,606,000 during 2005. General and administrative expenses decreased to $2,694,000 during 2006 from $3,053,000 during 2005 primarily related to a decrease in legal fees, mainly those associated with Arlington’s bankruptcies. Salaries and related benefits increased to $4,739,000 during 2006 from $4,553,000 during 2005 due primarily to an increase in bonuses to executive officers and cost of living increases.
     Permanent impairments on Retained Interests (write downs of the value of our Retained Interests) were $1,167,000 for 2006 resulting from reductions in expected future cash flows due primarily to increased actual and anticipated prepayments. During 2005, we had $467,000 of permanent impairments on Retained Interests primarily due to reductions in expected future cash flows due to increased anticipated and actual prepayments mainly on our acquired Retained Interests.
     Impairment losses of $259,000 were recorded in 2005 for valuation decreases on our owned hotel properties. We had no impairment losses during 2006. Our impairment losses recorded during 2005 were a result of Arlington’s defaults under the lease agreements. We performed a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the hotel properties exceeded the carrying value of the hotel properties. Future cash flows were based on estimated future rent payments to be received on the hotel properties, proceeds from the sale and/or termination fees and property operations, if applicable.
     Provision for losses on rent and related receivables was $925,000 and $1,255,000 during 2006 and 2005, respectively. These losses pertain to our lease agreements with Arlington. Provision for losses during 2006 primarily resulted from reductions in available cash due to unanticipated and unforecasted cash expenditures by Arlington. Provision for losses during 2005 pertained to our initial evaluation of rent and related receivables subsequent to the bankruptcy of Arlington Hospitality, Inc. We performed analyses of our anticipated future distribution related to the bankruptcy of Arlington based on best available information provided to us through the bankruptcy proceedings to determine the collectibility of our investment in the rent and related receivables.
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
Gain on Early Extinguishment of Debt
     Gain on early extinguishment of debt represented a gain of $563,000 that resulted from the repayment of $7,310,000 of SBA debentures owed by our SBICs which were prepaid, without penalty, on September 1, 2006. The debentures had a carrying value of $7,873,000 when repaid. When acquired in the merger, these debentures were recorded at fair value which was greater than face value. Management’s decision to repay the debentures was based upon excess cash at the subsidiary levels which was unavailable, due to SBIC requirements, to be used by the parent company. In addition, there were no significant loan commitments at the SBIC level during this time.
Discontinued Operations
     We had net realized gains on the sales of real estate of $2,064,000 during 2006 resulting primarily from the sale of ten hotel properties for approximately $20.6 million generating gains of approximately $1.9 million and eight assets acquired in liquidation for approximately $4.1 million generating gains of approximately $0.2 million. As the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Our deferred gains totaled approximately $1.6 million at December 31, 2006. We had net realized gains on sale of real estate of $2,256,000 during 2005 resulting primarily from the sale of (1) six hotel properties for net sales proceeds of approximately $12.8 million and cost of sales of approximately $11.5 million and (2) two assets acquired in liquidation (one of which was a limited service hospitality property and the other a retail establishment) for net sales proceeds of approximately $2.8 million and cost of sales of approximately $1.9 million.
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
     Impairment losses were $94,000 and $1,951,000 for 2006 and 2005, respectively. We performed a recoverability test to determine if the expected net sales proceeds for the hotel properties exceeded the carrying value of the hotel properties. Based on this analysis, we recorded impairment losses of $43,000 on our hotel properties during 2006. In addition, we recorded an impairment loss of $51,000 related to an asset acquired in liquidation due to a decline in the estimate of its value.
     Net earnings from discontinued operations were $182,000 during 2006 compared to $1,647,000 during 2005. During 2005, our tenant was obligated for rent. Due to the tenant’s bankruptcy filing, effective January 2006 the leases were rejected and for any properties that had not been sold we commenced operations through third party management companies. Accordingly, the primary reason for the decrease in net earnings from discontinued operations was a reduction in rent income, including base rent and straight-line rent, of approximately $4.3 million when comparing 2006 to 2005. This reduction was partially offset by a decrease in depreciation expense of approximately $1.0 million due to the discontinuation of depreciation on our held for sale properties and a reduction in property tax expense of $0.9 million resulting primarily from the sale of properties. Net earnings from discontinued operations included 14 and 18 hotel properties during 2006 and 2005, respectively, and assets acquired in liquidation during 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
     Information on our cash flow was as follows:

	Years Ended
	December 31,
	2007	2006	Change
	(In thousands)
Cash provided by operating activities	$11,733	$13,832	$(2,099)
Cash provided by investing activities	$15,660	$16,377	$(717)
Cash used in financing activities	$(19,647)	$(30,437)	$10,790
Operating Activities
     Our net cash flow from operating activities is primarily used to fund our dividends. The decrease in cash provided by operating activities was primarily related to changes in our operating assets and liabilities. Our dividends paid during 2007 and 2006, included in financing activities, were $13,987,000 and $12,903,000, respectively. In 2006 and 2005 we had cash from operating activities before the change in operating assets and liabilities of $15,958,000 and $15,088,000, respectively, that were in excess of our dividend distributions by $3,055,000 and $1,051,000, respectively. During 2007, the comparable cash flows were reduced to $13,249,000 and accordingly dividend distributions were in excess by $738,000. To the extent cash from operating activities is not covering the current dividend distribution rate, the Board may choose to modify the dividend policy. See “Dividends.”
Investing Activities
     We continue to experience high prepayment activity and expect prepayment activity to remain at these higher levels during 2008. See “Loan Portfolio Information and Statistics – Prepayment Activity.” During 2007, the primary sources of funds were (1) principal collected on loans receivable in excess of loans funded of $8,910,000, (2) net principal collected on Retained Interests of $4,704,000 and (3) net proceeds from the sales of hotel properties and assets acquired in liquidation of $2,176,000. We have sold all of our hotel properties and assets acquired in liquidation; therefore, no additional proceeds are expected. During 2006, the primary sources of funds were (1) net principal collected on Retained Interests of $5,085,000, (2) net proceeds from the sales of hotel properties and assets acquired in liquidation of $4,307,000 and (3) principal collected on loans receivable in excess of loans funded of $3,872,000. We do not expect the net principal collected on Retained Interests to continue at the historically achieved levels since reserve funds have reached their minimums.
Financing Activities
     We used funds for our financing activities during 2007 to pay dividends of $13,987,000. In addition, during the second quarter of 2007, we repaid the remaining balances on our mortgage notes of approximately $2.6 million primarily using our short-term credit facilities. Due primarily to prepayments, excess cash at the parent and SBA 7(a) subsidiary level which is not restricted was used to repay a portion of the balance outstanding on our conduit facility. We used funds in financing activities during 2006 primarily for payment of principal on mortgages payable and debentures of $19,994,000 and dividends of $12,903,000. Our primary source of funds during 2006 was net borrowings on our conduit facility of $2,763,000.
Sources and Uses of Funds
Sources of Funds
     Our financial condition remains strong. We continue to have debt-to-equity ratios well below 1:1 with the ratio being approximately 0.5:1 at December 31, 2007. This ratio is well below that of typical specialty commercial finance companies. In general, our liquidity requirements include origination of new loans, debt principal and interest payment requirements. Our operating revenues are typically utilized to pay our operating expenses and dividends. We have been utilizing principal collections on existing loans receivable and Retained Interests and a combination of advances under our conduit facility and borrowings under our uncollateralized revolving credit facility (the “Revolver”) as our primary source of funds. In addition, we may utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:
•	Structured loan financings or sales;

•	Issuance of SBA debentures;

•	Issuance of junior subordinated notes; and/or

•	Common equity issuance.
     On January 25, 2008, we amended our conduit facility, which among other things, extended its maturity date from February 2008 to May 2, 2008. Based on current market conditions and communications from our conduit lender, we expect that the lender will not extend the conduit facility beyond May 2, 2008. Accordingly, we increased the amount available under our revolving credit facility, which matures December 31, 2009, from $20 million to $45 million. As of February 29, 2008, we had approximately $31 million in combined borrowings outstanding under the conduit facility and Revolver. We are working with the provider of our Revolver to further increase the availability of funds from $45 million to $65 million. There can be no assurance that we will be able to increase the amount available under our Revolver. We have availability through 2009 under our current Revolver; however, the limited amount of capital available to originate new loans may cause us to curtail some non-SBA 7(a) loan origination activity.
     We also had approximately $11.5 million of cash and cash equivalents at December 31, 2007, of which approximately $8.3 million was available only for future operating commitments of our SBICs. During 2008, we utilized approximately $5.1 million of the cash and cash equivalents of our SBIC to originate a loan. Pursuant to SBA rules and regulations, our SBICs cannot advance funds to us. As a result, we borrow funds on our credit facilities to make investments even though our SBICs have available cash and cash equivalents. We may utilize the cash and cash equivalents of our SBICs to prepay SBA debentures and/or the preferred stock.
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
     As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2008, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2008 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
     Prior to 2004, our primary source of long-term funds was structured loan sale transactions. From 2004 to 2007, our working capital was provided through credit facilities and the issuance of junior subordinated notes. The timing of future securitization transactions is dependent upon our portfolio and loan originations. As a result of higher than anticipated prepayments on our loan portfolio and the current interest rate environment, we do not anticipate completing our next structured loan transaction earlier than the latter half of 2008 if (1) we have a sufficient pool of variable-rate loans to complete a securitization and (2) the credit market will support a reasonable spread. See “Item 1A. Risk Factors.”
     Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The timing and pricing of a structured loan transaction also has significant impact on our financial condition and results of operations. We currently have a sufficient amount of available capital under our Revolver and conduit facility.
     PMC Conduit’s principal repayment obligations are expected to be refinanced either through a future securitization of the loans collateralizing advances under the conduit facility, borrowings under our Revolver or an alternative facility. PMC Commercial has not guaranteed the repayment of the advances outstanding under the conduit facility. The conduit facility allows for advances based on the amount of eligible collateral sold to the conduit facility and has minimum requirements. At December 31, 2007, approximately $47.0 million of our loans were collateral for the conduit facility and we had outstanding advances of approximately $24.0 million. At

December 31, 2007, PMC Commercial had available approximately $24.4 million of additional loans which are conduit eligible loans and we had availability of approximately $9.4 million under the conduit facility (as amended) at December 31, 2007 without additional sales of loans receivable. The conduit facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the conduit facility is subject to cross default provisions with the Revolver. At December 31, 2007, we were in compliance with the covenants of the conduit facility.
     Our $45 million Revolver matures December 31, 2009 and requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At December 31, 2007, we were in compliance with the covenants of this facility. As of February 29, 2008, we had $8.0 million outstanding under our Revolver which was used primarily to originate loans.
Use of Funds
     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. Our outstanding commitments to fund new loans were $32.1 million at December 31, 2007, of which $7.0 million were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold into the secondary market and $6.4 million were for loans to be originated by an SBIC. Commitments have fixed expiration dates and generally require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2008, we anticipate aggregate loan originations will range from $40 million to $50 million which has been negatively impacted by the current market of diminished liquidity available to us. To the extent we are able to increase the amount of capital available under our Revolver or generate other financing sources, loan originations may exceed $50 million.
     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. We repurchased a loan from a QSPE which had become “charged-off” as defined in the transaction documents with an outstanding principal balance of approximately $3.5 million during 2007.
     During 2007, we repaid the remaining balances on our mortgage notes of approximately $2.6 million primarily using our credit facilities.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
     The following summarizes our contractual obligations at December 31, 2007:

	Payments Due by Period
		Less than	1 to 3	3 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years
	(In thousands, except footnotes)
Debt:
Debentures payable (1)	$8,190	$—	$—	$—	$8,190
Redeemable preferred stock of subsidiary (2)	4,000	—	4,000	—	—
Conduit facility	23,950	23,950	—	—	—
Junior subordinated debt (3)	27,070	—	—	—	27,070

Interest:
Consolidated debt (4)	66,211	3,091	5,746	5,558	51,816
Mortgage note of unconsolidated subsidiary	295	102	186	7	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (5)	1,236	70	159	1,007	—
Operating lease (6)	794	191	416	187	—

Total contractual cash obligations	$131,746	$27,404	$10,507	$6,759	$87,076

(1)	Debentures payable are presented at face value.

(2)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of approximately $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).

(3)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.

(4)	The variable rate in effect at December 31, 2007 was utilized and no change in variable interest rates was assumed.

(5)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary.

(6)	Represents future minimum lease payments under our operating lease for office space.
     Our commitments at December 31, 2007 are summarized as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$32,076	$32,076	$—	$—	$—

Total commitments	$32,076	$32,076	$—	$—	$—

     See Note 20 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.
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
     During 2006, we entered into a lease agreement for one of our hotel properties. The property had a mortgage with a principal balance of $1.3 million with a significant prepayment penalty. Therefore, we structured the lease with the potential buyer of the property for a term equal to the term remaining on the mortgage (matures January 1, 2011) and then a purchase with a price of $1,825,000. Based on this lease agreement, including the fixed price purchase option, the subsidiary was determined to be a variable interest entity. Since we do not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial Trust is not considered to be the primary beneficiary. Thus, the subsidiary was no longer consolidated in PMC Commercial Trust’s financial statements and the equity method was used to account for our investment in the subsidiary effective September 29, 2006.
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
     Our risk management policies and procedures are established and evaluated under the supervision of our executive management. The policies and procedures are designed to focus on the following:
•	identifying, assessing and reporting on corporate risk exposures and trends;

•	establishing, and revising as necessary, policies and procedures;

•	monitoring and reporting on adherence with risk policies; and

•	approving new product developments or business initiatives.
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
RELATED PARTY TRANSACTIONS
     Servicing fee income for the years ended December 31, 2007, 2006 and 2005 for loans held by the QSPEs was approximately $495,000, $676,000 and $833,000, respectively.

     We received approximately $13.4 million, $14.6 million and $15.4 million in cash distributions from the QSPEs during 2007, 2006 and 2005, respectively.
     We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. During 2007, 2006 and 2005, we repurchased loans with an aggregate principal balance of approximately $5.0 million, $2.5 million and $5.1 million, respectively, from the QSPEs.
DIVIDENDS
     During 2007, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share
March 30, 2007	April 9, 2007	$0.30
June 29, 2007	July 9, 2007	0.30
September 28, 2007	October 9, 2007	0.30
December 31, 2007	January 7, 2008	0.30

		$1.20

     Our shareholders are entitled to receive dividends when and as declared by our Board. Our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the interest rate environment, competition, our ability to obtain leverage and our loan portfolio activity in determining dividend policy. In general, the Board also uses cash flow from operating activities adjusted for changes in operating assets and liabilities in determining the amount of dividends declared. In addition, as a REIT, PMC Commercial is required to pay out 90% of taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
     In March 2008, the Board declared a $0.20 per share quarterly dividend to common shareholders of record on March 31, 2008 which will be paid on April 7, 2008. The Board established the dividend in an amount it believes can reasonably be paid each of the four quarters of this year. In setting the dividend, the Board considered the likely adverse impact on our earnings from declining interest rates affecting our existing portfolio, which is composed primarily of variable-rate loans, and greater uncertainty surrounding our prospects for new loan originations in the current market of diminished liquidity available to us.
     As a result of our REIT taxable income being greater than our distributions during prior periods, dividends paid during 2008 will be used to satisfy our 2007 dividend requirement. These distributions are known as spillover dividends. The Board may utilize the shortfall caused by spillover dividends to allow dividends declared in 2008 to exceed our 2008 REIT taxable income.
     We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict dividend payments expected during 2008.

REIT TAXABLE INCOME
     REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.
     The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net income	$13,135	$15,684	$11,297
Book/tax difference on depreciation	(65)	(277)	(243)
Book/tax difference on property sales	236	171	(350)
Book/tax difference on Retained Interests, net	1,631	1,973	1,880
Impairment losses	233	43	2,210
Book/tax difference on rent and related receivables	(1,152)	925	(25)
Book/tax difference on amortization and accretion	(239)	(641)	(264)
Asset valuation	(299)	(890)	181
Other book/tax differences, net	189	(59)	16

Subtotal	13,669	16,929	14,702

Less: taxable REIT subsidiaries net income, net of tax	(852)	(1,280)	(1,414)

REIT taxable income	$12,817	$15,649	$13,288

Distributions declared	$12,915	$13,975	$13,569

Basic weighted average common shares outstanding	10,760	10,748	10,874

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
     Our taxable REIT subsidiaries net income has not been distributed to PMC Commercial. To the extent the subsidiary distributes their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2007, approximately $3.5 million of earnings were accumulated but not distributed. A portion of these earnings may be distributed to PMC Commercial in 2008.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk, liquidity risk, real estate risk and interest rate risk as described below. Although management believes that the quantitative analysis on interest rate risk below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our financial position and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.
MARKET RISK
     Market risk is the exposure to loss resulting from changes in various market metrics. The primary risks that we are exposed to are liquidity risk, real estate risk and interest rate risk.
LIQUIDITY RISK
     We are subject to market changes in the debt and collateralized mortgage markets. These markets are currently experiencing disruptions, which could have a short-term adverse impact on our earnings and financial condition.
     Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions may increase the cost and reduce the availability of financing sources. We attempt to mitigate the impact of debt market disruptions by obtaining adequate debt facilities. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of such debt facilities will be on economically reasonable terms.
     The secondary mortgage markets are also currently experiencing disruptions resulting from reduced investor demand for asset-backed securities and increased investor yield requirements for these obligations. In light of these conditions, we currently expect to finance our loan portfolio with our current capital and revolving credit facility.
REAL ESTATE RISK
     The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are collateral for our loans. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
•	national, regional and local economic conditions;

•	local real estate conditions (including an oversupply of commercial real estate);

•	natural disasters including hurricanes and earthquakes, acts of war and/or terrorism and other events that may cause performance declines and/or losses to the owners and operators of the real estate securing our loans;

•	changes or continued weakness in limited service hospitality properties;

•	construction quality, construction cost, age and design;

•	demographic factors; and

•	increases in operating expenses (such as energy costs).
     In the event operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.
INTEREST RATE RISK
     Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
     Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.

VALUATION OF LOANS RECEIVABLE
     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. If we were required to sell our loans at a time we would not otherwise do so, there can be no assurance that management’s estimates of fair values would be obtained and losses could be incurred.
     Our loans receivable are approximately 86% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable. Currently, management believes that our LIBOR-based loans generally have spreads that approximate market interest rates; therefore, the value of these loans approximates our amortized cost. We had $143.2 million of variable-rate loans at December 31, 2007.
     We had $22.8 million and $23.4 million of fixed-rate loans receivable at December 31, 2007 and 2006, respectively. The estimated fair value of our fixed interest rate loans receivable (approximately $23.6 million at December 31, 2007) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans receivable, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities.
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
INTEREST RATE SENSITIVITY
     At December 31, 2007 and 2006, we had $143.2 million and $145.8 million of variable-rate loans receivable, respectively, and $51.0 million and $54.0 million of variable-rate debt, respectively. On the difference between our variable-rate loans receivable outstanding and our variable-rate debt ($92.2 million and $91.8 million at December 31, 2007 and 2006, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.
     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2007 and 2006, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $922,000 and $918,000, respectively, on an annual basis. During January 2008, LIBOR reduced from 4.73% at January 1, 2008 to 3.08% at February 29, 2008.
DEBT
     Our debt was comprised of mortgage notes and debentures payable, junior subordinated notes, credit facilities and redeemable preferred stock of subsidiary. At December 31, 2007 and 2006, approximately $11.9 million and $14.5 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our variable-rate debt is based on LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2007, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $510,000.
     Our fixed-rate debt is primarily comprised of SBA debentures which currently have prepayment penalties up to 3% of the principal balance.

     The following presents the principal amounts, weighted average interest rates and estimated fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2007 and 2006. Market risk disclosures related to our outstanding debt as of December 31, 2007 were as follows:

	Years Ending December 31,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,901	$1,867	$—	$—	$8,165	$11,933	$11,519
Variable-rate debt (LIBOR based) (3)	23,950	—	—	—	—	27,070	51,020	47,400

Totals	$23,950	$1,901	$1,867	$—	$—	$35,235	$62,953	$58,919

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2007 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2007 was 7.4%.
     Market risk disclosures related to our outstanding debt as of December 31, 2006 were as follows:

	Years Ending December 31,						Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$142	$153	$2,017	$1,998	$1,042	$9,119	$14,471	$14,607
Variable-rate debt (LIBOR based) (3)	—	26,968	—	—	—	27,070	54,038	54,038

Totals	$142	$27,121	$2,017	$1,998	$1,042	$36,189	$68,509	$68,645

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2006 was 6.6%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2006 was 7.5%.
RETAINED INTERESTS
     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in estimating the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included on our consolidated balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2007, the estimated fair value of our Retained Interests at December 31, 2007 would have decreased by approximately $0.8 million and $1.6 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2006, the estimated fair value of our Retained Interests at December 31, 2006 would have decreased by approximately $1.6 million and $3.1 million, respectively.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of the Board of Trust Managers.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Attention: Investor Relations
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The following table provides information at December 31, 2007 with respect to our Common Shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

Common Shares
remaining available for
	Common Shares to be	Weighted average	future issuances under
Plan	issued upon exercise of	exercise price of	equity compensation
Category	outstanding options	outstanding options	plans

Equity incentive plans	101,651	$13.65	385,200

     Additional information regarding security ownership of certain beneficial owners and management and related shareholder matters is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
     The information required by this Item 13 regarding certain relationships and related transactions and director independence is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 regarding principal accountant fees and services is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1)	Financial Statements —
See index to Financial Statements set forth on page F-1 of this Form 10-K.
(2)	Financial Statement Schedules —
Schedule II — Valuation and Qualifying Accounts
Schedule IV — Mortgage Loans on Real Estate
(3)	Exhibits —
See Exhibit Index beginning on page E-1 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
By:	/s/ Lance B. Rosemore
Lance B. Rosemore, President

Dated March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. ANDREW S. ROSEMORE	Chairman of the Board of Trust	March 17, 2008

Dr. Andrew S. Rosemore	Managers, Chief Operating
Officer and Trust Manager

/s/ LANCE B. ROSEMORE	President, Chief Executive	March 17, 2008

Lance B. Rosemore	Officer, Secretary and Trust
Manager (principal executive officer)

/s/ BARRY N. BERLIN	Chief Financial Officer (principal	March 17, 2008

Barry N. Berlin	financial and accounting officer)

/s/ NATHAN COHEN	Trust Manager	March 17, 2008

Nathan Cohen

/s/ DR. MARTHA GREENBERG	Trust Manager	March 17, 2008

Dr. Martha Greenberg

/s/ ROY H. GREENBERG	Trust Manager	March 17, 2008

Roy H. Greenberg

/s/ BARRY A. IMBER	Trust Manager	March 17, 2008

Barry A. Imber

/s/ IRVING MUNN	Trust Manager	March 17, 2008

Irving Munn

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based upon our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 17, 2008

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Loans receivable, net	$165,969	$169,181
Retained interests in transferred assets	48,616	55,724
Cash and cash equivalents	11,485	3,739
Restricted investments	1,236	995
Mortgage-backed security of affiliate	536	643
Deferred tax asset, net	185	203
Real estate investments, net	—	4,414
Other assets	3,393	5,505

Total assets	$231,420	$240,404

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	23,950	26,968
Mortgage notes and debentures payable	8,165	10,803
Redeemable preferred stock of subsidiary	3,768	3,668
Dividends payable	3,293	4,365
Borrower advances	3,066	3,694
Deferred gains on property sales	2,192	1,574
Accounts payable and accrued expenses	1,933	2,578
Due to affiliates, net	30	683
Other liabilities	699	810

Total liabilities	74,166	82,213

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,051,383 and 11,040,153 shares issued at December 31, 2007 and 2006, respectively, 10,765,033 and 10,753,803 shares outstanding at December 31, 2007 and 2006, respectively	111	110
Additional paid-in capital	152,331	152,178
Net unrealized appreciation of retained interests in transferred assets	1,945	3,256
Cumulative net income	151,119	137,984
Cumulative dividends	(145,921)	(133,006)

	159,585	160,522

Less: Treasury stock; at cost, 286,350 shares at December 31, 2007 and 2006	(3,231)	(3,231)

Total beneficiaries’ equity	156,354	157,291

Total liabilities and beneficiaries’ equity	$231,420	$240,404

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Interest income	$16,465	$15,460	$11,578
Income from retained interests in transferred assets	8,443	9,390	9,458
Hotel property revenues	—	450	—
Other income	2,387	3,673	3,401

Total revenues	27,295	28,973	24,437

Expenses:
Interest	5,403	5,217	4,459
Salaries and related benefits	5,058	4,739	4,553
General and administrative	2,717	2,694	3,053
Permanent impairments on retained interests in transferred assets	1,111	1,167	467
Provision for loss on rent and related receivables	239	925	1,255
Provision for loan losses, net	99	103	298
Hotel property expenses	—	420	—
Impairment losses	—	—	259

Total expenses	14,627	15,265	14,344

Gain on early extinguishment of debt	—	563	—

Income before income tax provision, minority interest, and discontinued operations	12,668	14,271	10,093

Income tax provision	(484)	(649)	(658)
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	(90)

Income from continuing operations	12,094	13,532	9,345

Discontinued operations:
Gains on sales of real estate	1,735	2,064	2,256
Impairment losses	(233)	(94)	(1,951)
Net earnings (losses)	(461)	182	1,647

	1,041	2,152	1,952

Net income	$13,135	$15,684	$11,297

Weighted average shares outstanding:
Basic	10,760	10,748	10,874

Diluted	10,764	10,751	10,879

Basic and diluted earnings per share:
Income from continuing operations	$1.12	$1.26	$0.86
Discontinued operations	0.10	0.20	0.18

Net income	$1.22	$1.46	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Net income	$13,135	$15,684	$11,297

Change in net unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(872)	(648)	23
Realized gains included in net income	(439)	(615)	(624)

	(1,311)	(1,263)	(601)

Comprehensive income	$11,824	$14,421	$10,696

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2005	10,876,961	$110	$151,818	$5,120	$111,003	$(105,462)	$(1,285)	$161,304

Net unrealized depreciation	—	—	—	(601)	—	—	—	(601)
Shares repurchased	(129,400)	—	—	—	—	—	(1,643)	(1,643)
Shares issued through exercise of stock options	9,400	—	123	—	—	—	—	123
Share-based compensation expense	9,060	—	106	—	—	—	—	106
Dividends ($1.25 per share)	—	—	—	—	—	(13,569)	—	(13,569)
Net income	—	—	—	—	11,297	—	—	11,297

Balances, December 31, 2005	10,766,021	110	152,047	4,519	122,300	(119,031)	(2,928)	157,017

Net unrealized depreciation	—	—	—	(1,263)	—	—	—	(1,263)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Treasury shares, net	(32,678)	—	—	—	—	—	(464)	(464)
Shares issued through exercise of stock options	35,500	—	—	—	—	—	464	464
Share-based compensation expense	9,060	—	131	—	—	—	—	131
Dividends ($1.30 per share)	—	—	—	—	—	(13,975)	—	(13,975)
Net income	—	—	—	—	15,684	—	—	15,684

Balances, December 31, 2006	10,753,803	110	152,178	3,256	137,984	(133,006)	(3,231)	157,291

Net unrealized depreciation	—	—	—	(1,311)	—	—	—	(1,311)
Share-based compensation expense	11,230	1	153	—	—	—	—	154
Dividends ($1.20 per share)	—	—	—	—	—	(12,915)	—	(12,915)
Net income	—	—	—	—	13,135	—	—	13,135

Balances, December 31, 2007	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$156,354

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$13,135	$15,684	$11,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80	231	1,240
Permanent impairments on retained interests in transferred assets	1,111	1,167	467
Gains on sales of real estate	(1,735)	(2,064)	(2,256)
Gain on early extinguishment of debt	—	(563)	—
Deferred income taxes	18	146	(22)
Provision for loan losses, net	99	103	298
Provision for loss on rent and related receivables	239	925	1,255
Impairment losses	233	94	2,210
Premium income adjustment	47	116	85
Amortization and acccretion, net	(186)	(270)	(237)
Share-based compensation	153	131	106
Capitalized loan origination costs	(184)	(233)	(160)
Loans funded, held for sale	(2,022)	(5,976)	(7,492)
Proceeds from sale of guaranteed loans	1,971	6,373	7,785
Loan fees collected, net	290	94	512
Change in operating assets and liabilities:
Borrower advances	(1,037)	(724)	1,686
Due to affiliates, net	(646)	(173)	1,011
Accounts payable and accrued expenses	(472)	(740)	618
Other liabilities	176	(234)	(490)
Rent and related receivables, net	328	(3)	(1,496)
Other assets	135	(252)	(388)

Net cash provided by operating activities	11,733	13,832	16,029

Cash flows from investing activities:
Loans funded	(31,734)	(45,710)	(42,865)
Principal collected on loans receivable	40,644	49,582	16,006
Principal collected on notes receivable	—	—	292
Proceeds from sales of hotel properties, net	1,060	3,127	8,035
Principal collected on retained interests in transferred assets	4,957	5,219	5,923
Investment in retained interests in transferred assets	(253)	(134)	(1,843)
Principal collected on mortgage-backed security of affiliate	161	227	207
Purchase of furniture, fixtures, and equipment	(50)	(103)	(366)
Distribution from unconsolidated subsidiary	—	452	—
Investment in PMC Preferred Trust-A	—	—	(820)
Proceeds received from sales of assets acquired in liquidation, net	1,116	1,180	2,905
Release of (investment in) restricted investments, net	(241)	2,537	(436)

Net cash provided by (used in) investing activities	15,660	16,377	(12,962)

Cash flows from financing activities:
Proceeds from issuance of common shares	—	—	123
Purchase of treasury shares	—	(303)	(1,643)
Payment of borrowing costs	—	—	(1,487)
Payments on revolving credit facility, net	—	—	(14,600)
Proceeds from issuance of SBA debentures	—	—	4,000
Proceeds from (repayment of) conduit facility, net	(3,018)	2,763	24,205
Proceeds from issuance of junior subordinated notes	—	—	27,070
Payment of principal on mortgages notes and debentures payable	(2,642)	(19,994)	(31,796)

Payment of dividends	(13,987)	(12,903)	(14,037)

Net cash used in financing activities	(19,647)	(30,437)	(8,165)

Net increase (decrease) in cash and cash equivalents	7,746	(228)	(5,098)

Cash and cash equivalents, beginning of year	3,739	3,967	9,065

Cash and cash equivalents, end of year	$11,485	$3,739	$3,967

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies:
Business
PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the American Stock Exchange (symbol “PCC”). We conduct our business through our principal lending subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). We primarily obtain income from the yield and other related fee income earned on our investments from our lending activities. To date, these investments have principally been in the hospitality industry.
Basis of Presentation
The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.
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
In addition, we own subordinate financial interests in several non-consolidated special purpose entities (“QSPEs”) (i.e., retained interests in transferred assets (“Retained Interests”)).
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve the valuation of our Retained Interests and determination of loan loss reserves.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Real Estate Investments, net
Real estate investments were initially recorded at cost. Depreciation was provided on the straight-line method based upon estimated useful lives of 35 years for buildings and improvements and seven years for furniture, fixtures and equipment. Upon retirement or sale, the cost and related accumulated depreciation were removed from our books and any resulting gains or losses are included in the consolidated statements of income. Routine maintenance and repairs were charged to expense as incurred. Major replacements, renewals and improvements were capitalized.
We periodically reviewed our real estate investments for impairment. If facts or circumstances supported the possibility of impairment, we prepared a projection of the undiscounted future cash flows without interest charges for the specific property. Impairment existed if the estimate of future cash flows expected to result from the use and ultimate disposition of the specific property was less than the carrying value. If impairment was indicated, an adjustment would be made to the carrying value of the property based on the difference between the current estimated fair value and the depreciated cost of the asset.
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
Restricted Investments
Restricted investments represent cash reserve accounts required to be held as collateral pursuant to our conduit facility.
Mortgage-Backed Security of Affiliate
The mortgage-backed security represents our ownership interest in a special purpose entity and is valued consistent with the techniques used to value our Retained Interests.
Deferred Borrowing Costs
Costs incurred in connection with the issuance of debt are being amortized to expense over the life of the related obligation using a method that approximates the effective interest method. Deferred borrowing costs are included in other assets on the consolidated balance sheets.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Gains on Property Sales
We evaluate our property sales individually to determine if they qualify for full accrual gain treatment. If the down payment received is not sufficient to qualify for full gain treatment, we record initial installment gains and defer the remaining gains. The remaining gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchasers to qualify for full accrual gain treatment.
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
Origination fees and direct loan origination costs are deferred and amortized to income as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
For loans purchased at a discount and loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
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
Hotel Property Revenues
The majority of our hotel property revenues were comprised of room revenue. This revenue was recorded net of any sales or occupancy taxes collected from our guests. All revenues were recorded on an accrual basis, as earned. Appropriate allowances were made for doubtful accounts and were recorded as expense.
Other Income
Other income consists primarily of servicing income, premium income, prepayment fees and other loan related income. Servicing income represents the fees we receive for servicing loans of QSPEs and the sold portion of our SBA 7(a) loans and is recognized in income when earned. Prepayment fees are recognized in income when loans are prepaid. Late fees and other loan related fees are recognized in income when chargeable, assuming collectibility is reasonably assured. Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Guaranteed Loan Program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remain qualified as a REIT under the Code, we must satisfy various requirements in each taxable year, including, among others, limitations on share ownership, asset diversification, sources of income, and the distribution of at least 90% of our taxable income within the specified time in accordance with the Code.
PMC Commercial has wholly-owned taxable REIT subsidiaries which are subject to Federal income taxes. The taxable REIT subsidiaries (“TRS’s”) include PMCIC and First Western. The income generated from the taxable REIT subsidiaries is taxed at normal corporate rates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Earnings per Share
Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect, if any, of share-based compensation awards.
Distributions to Shareholders
Distributions to shareholders are recorded on the ex-dividend date.
Share-Based Compensation Plans
We have options outstanding under share-based compensation plans described more fully in Note 16. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.
Recently Issued Accounting Pronouncements
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
The FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value at specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements; however, if adopted we do not expect this pronouncement to have a material impact on our consolidated financial statements.
The FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements” in December 2007. SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements; however, we do not expect the adoption to have a material impact on our consolidated financial statements.
Note 2. Variable Interest Entities:
A VIE is an entity for which control is achieved through means other than voting rights. An entity should consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.
During 2005, we entered into a conduit warehouse facility (the “Conduit Facility”). The Conduit Facility operates as a revolving line of credit, collateralized by loans originated by us, which have been or will be sold to a special purpose subsidiary formed in conjunction with the Conduit Facility. This special purpose subsidiary has been deemed to be a VIE. The transfers of loans to the VIE did not meet the requirements of SFAS No. 140 for sale treatment. PMC

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial has not guaranteed the repayment of the obligations of the Conduit Facility. Since PMC Commercial is the primary beneficiary, the VIE is consolidated in the financial statements of PMC Commercial.
During 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27.1 million due March 30, 2035 to a special purpose subsidiary deemed to be a VIE. The Junior Subordinated Notes, included in our consolidated balance sheets, are subordinated to PMC Commercial’s existing debt. Since PMC Commercial is not considered to be the primary beneficiary, the VIE is not consolidated in PMC Commercial’s financial statements and the equity method is used to account for our investment in the VIE.
During 2006, we leased a hotel property owned by a separate subsidiary which was previously consolidated. The hotel property is the primary asset of the subsidiary. The lessee has the option, and is expected to exercise this option, to purchase the property for $1,825,000 at termination of the lease in January 2011 or earlier if certain events occur. Our subsidiary received a substantial non-refundable up-front payment of $452,000. Based on this lease agreement including the fixed price purchase option, the subsidiary was determined to be a variable interest entity. Since PMC Commercial is not considered to be the primary beneficiary, the VIE is not consolidated in PMC Commercial’s financial statements and the equity method is used to account for our investment in the VIE.
Note 3. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
SBIC commercial mortgage loans (1)	$30,723	$36,243
SBA 7(a) Guaranteed Loan Program loans	10,480	14,749
Conduit Facility loans (2)	46,961	43,612
Other commercial mortgage loans	78,259	75,089

Total loans receivable	166,423	169,693
Less:
Deferred commitment fees, net	(412)	(449)
Loan loss reserves	(42)	(63)

Loans receivable, net	$165,969	$169,181

(1)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

(2)	These loans serve as collateral for our Conduit Facility.
The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$63	$427	$164
Provision for loan losses	123	174	325
Reduction of loan losses	(24)	(71)	(18)
Recovery of loans written-off	—	—	(9)
Principal balances written-off	(120)	(467)	(35)

Balance, end of year	$42	$63	$427

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on loans considered to be impaired loans was as follows:

	At December 31,
	2007	2006
	(In thousands)
Impaired loans requiring reserves	$22	$82
Impaired loans expected to be fully recoverable (1)	—	1,837

Total impaired loans	$22	$1,919

	Years Ended December 31,
	2007	2006	2005
		(In thousands)
Average impaired loans	$1,023	$1,235	$4,566

Interest income on impaired loans (2)	$—	$72	$219

(1)	Loans acquired were recorded at their estimated fair value and as such are reflected at discounted amounts. Certain of these loans have no reserves and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loan; however, we do not expect to collect all amounts due based on the original contractual terms of the note.

(2)	Recorded primarily on the cash basis.
Our recorded investment in Non-Accrual Loans at December 31, 2007 and 2006 was approximately $22,000 and $2.1 million, respectively. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2007 or 2006.
Note 4. Real Estate Investments, net:
Our hotel properties were originally part of a sale and leaseback transaction commencing in 1998 with Arlington Hospitality, Inc. (“AHI”) whereby we purchased 30 properties from AHI and then leased the properties to a wholly-owned subsidiary of AHI, Arlington Inns, Inc. (“AII” and together with AHI, “Arlington”). During June and August 2005, AII and AHI, respectively, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.
On January 13, 2006, we received rejection notices on 12 individual property leases and as a result, we took possession and operated 13 hotel properties through third party management companies. During 2007 and 2006, we sold two and ten hotel properties for approximately $5.5 million and $20.6 million and recognized net gains of approximately $1.1 million and $1.9 million, respectively. We financed the sale of these properties through origination of loans aggregating approximately $4.4 million and $17.1 million with interest rates of LIBOR plus spreads ranging from 3.75% to 4.80% and maturity and amortization periods of 20 years during 2007 and 2006, respectively. We deferred gains of approximately $0.7 million and $1.2 million during 2007 and 2006, respectively. During 2007, $5.3 million of these loans were repaid.
Note 5. Retained Interests:
We own the subordinated financial interests in QSPEs. These are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”) created in connection with structured loan sale transactions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We completed joint structured loan sale transactions with PMC Capital, Inc. (“PMC Capital”). Our interests related to the loans receivable we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” During 2004, we acquired PMC Capital’s Retained Interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to the Originated Structured Loan Sale Transactions was as follows.

	2000	2001	2002	2003
	Joint	Joint	Joint	Joint
	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Transaction date	12/18/00	6/27/01	4/12/02	10/7/03
At inception:
Principal amount of sold loans	$55,675	$32,662	$27,286	$45,456
Structured Notes issued	$49,550	$30,063	$24,557	$40,910
Interest rate on the Structured Notes (1)	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans (1)	9.63%	9.62%	9.23%	L+4.02%
Weighted average remaining life of Retained Interests (3)	5.16 years	5.15 years	5.38 years	4.79 years
Aggregate principal losses assumed (4)	2.37%	2.80%	2.88%	3.03%
Constant prepayment rate assumption	8.00%	9.00%	9.00%	10.00%
Discount rate assumptions	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%	7.8% to 11.6%
Value of Retained Interests	$11,174	$5,871	$5,293	$8,698
At December 31, 2007:
Principal outstanding on sold loans	$23,870	$3,253	$11,674	$13,811
Structured Notes balance outstanding	$18,450	$643	$8,989	$9,296
Cash in the collection account	$321	$35	$97	$137
Cash in the reserve account	$1,314	$623	$706	$913
Weighted average interest rate on loans (1)	9.60%	9.67%	9.44%	L+4.02%
Constant prepayment rate assumption (5)	18.00%	—%	18.00%	18.00%
Discount rate assumptions (6)	8.5% to 15.0%	8.5% to 15.0%	8.5% to 15.0%	7.3% to 15.0%
Weighted average remaining life of Retained Interests (3)	1.59 years	0.70 years	1.03 years	1.41 years
Aggregate principal losses assumed (4)	1.09%	—%	0.93%	0.88%
Aggregate principal losses to date (7)	0.33%	0.56%	—%	—%

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).

(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

(3)	The weighted average remaining life of Retained Interests was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial or remaining principal balance, as applicable.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding at inception or remaining principal, as applicable, based upon per annum losses ranging from 0.0% to 1.4%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period.

(5)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans. For the 2001 Joint Venture, no future prepayments were assumed at December 31, 2007 due to the small number of loans remaining in the pool with no indication of prepayment.

(6)	Discount rates utilized were (i) 7.3% to 8.5% for our required overcollateralization, (ii) 10.5% for our reserve funds and (iii) 15.0% for our interest-only strip receivables.

(7)	Represents aggregate principal losses incurred to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2001 Joint Venture, represents the loss on a delinquent loan receivable with a “charged-off” status repurchased by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to the Acquired Structured Loan Sale Transactions was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
At February 29, 2004:
Principal amount of sold loans	$21,702	$29,800	$17,345	$37,191	$36,102	$56,424
Structured Notes balance outstanding	$21,221	$26,394	$15,636	$33,324	$32,932	$50,774
Interest rate on the Structured Notes (1)	P- 1%	6.60%	7.28%	6.36%	6.67%	L+1.25%
Structured Notes rating (2)	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate on loans (1)	P+1.22%	9.40%	9.20%	9.64%	9.58%	L+4.02%
Weighted average remaining life of Retained Interests (3)	3.17 years	2.95 years	2.96 years	3.89 years	4.04 years	4.63 years
Aggregate principal losses assumed (4)	3.38%	2.32%	4.19%	5.51%	3.51%	3.10%
Constant prepayment rate assumption (5)	12.00%	14.00%	14.00%	11.00%	10.00%	10.00%
Discount rate assumptions	4.0% to 11.9%	7.1% to 11.8%	7.2% to 11.9%	7.2% to 11.9%	7.3% to 12.0%	7.3% to 11.8%
At December 31, 2007:
Principal outstanding on sold loans	$10,299	$11,941	$7,130	$13,979	$13,123	$19,480
Structured Notes balance outstanding	$9,838	$8,458	$4,425	$10,091	$10,127	$13,751
Cash in the collection account	$178	$227	$80	$184	$1,457	$238
Cash in the reserve account	$1,334	$1,215	$563	$989	$871	$1,160
Weighted average interest rate of loans (1)	P+1.00%	9.07%	9.02%	9.64%	9.49%	L+4.02%
Discount rate assumptions (6)	7.3% to 15.0%	8.5% to 15.0%	8.6% to 15.1%	8.5% to 15.0%	8.5% to 15.0%	7.3% to 15.0%
Constant prepayment rate assumption (5)	16.00%	18.00%	18.00%	18.00%	18.00%	18.00%
Weighted average remaining life of Retained Interests (3)	2.47 years	1.59 years	1.72 years	0.60 years	1.25 years	1.38 years
Aggregate principal losses assumed (4)	1.02%	1.02%	1.30%	1.06%	0.81%	0.86%
Aggregate principal losses to date (7)	—%	—%	4.28%	1.78%	1.31%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	Structured Notes issued by the QSPEs were rated by Moody’s Investors Service, Inc.

(3)	The weighted average remaining life of Retained Interests was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding at February 29, 2004 or remaining principal, as applicable, based upon per annum estimated losses that ranged from 0.0% to 2.2%. To the extent any loans are likely to be liquidated in the next twelve months, estimated losses were assumed to occur during that period.

(5)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(6)	Discount rates utilized were (i) 7.3% to 8.6% for our required overcollateralization, (ii) 10.5% to 10.6% for our reserve funds and (iii) 15.0% to 15.1% for our interest-only strip receivables.

(7)	Represents aggregate principal losses incurred to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.
Approximately 92% of the loans sold to the QSPEs were concentrated in the limited service hospitality industry and approximately 23% were to borrowers in Texas. No other state had a concentration of 10% or greater at December 31, 2007.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2007, none of the loans sold to the QSPEs was delinquent 60 days as to payment of principal and interest.
First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs (“Excess Spread”). At December 31, 2007, the aggregate principal balance of First Western’s serviced loans receivable on which we had an Excess Spread was approximately $31.2 million and the weighted average Excess Spread was approximately 0.6%. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at December 31, 2007 included a prepayment speed of 22% per annum and a discount rate of 12.8%.
The estimated fair value of our Retained Interests is based upon an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining the amount and timing of those cash flows and the discount rates. The amount and timing of cash flows is generally determined based on estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the QSPE. Actual loan losses and prepayments may vary significantly from assumptions. The discount rates that we utilize in computing the estimated fair value are based upon estimates of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists. Therefore, our estimate of the fair value may vary from what a willing buyer would pay for these assets.
The components of our Retained Interests are as follows:
(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the QSPE over the principal amount of the Structured Notes issued by the QSPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the QSPE pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the QSPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our Retained Interests consisted of the following:

	At December 31, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$425	$425	$425
1998 Partnership	580	1,021	311	1,912	1,838
1999 Partnership	3,682	995	219	4,896	4,878
2000 Joint Venture	8,510	1,605	518	10,633	9,913
2001 Joint Venture	6,696	1,522	242	8,460	8,255
2002 Joint Venture	7,242	1,450	629	9,321	8,801
2003 Joint Venture	10,490	1,870	609	12,969	12,561

	$37,200	$8,463	$2,953	$48,616	$46,671

	At December 31, 2006
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$652	$652	$641
1998 Partnership	699	1,094	321	2,114	2,013
1999 Partnership	3,795	973	311	5,079	4,932
2000 Joint Venture	8,763	2,058	728	11,549	10,295
2001 Joint Venture	6,844	1,627	768	9,239	8,788
2002 Joint Venture	7,649	1,700	1,066	10,415	9,751
2003 Joint Venture	10,817	3,316	2,543	16,676	16,048

	$38,567	$10,768	$6,389	$55,724	$52,468

     The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following sensitivity analysis of our Retained Interests at December 31, 2007 highlights the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$48,072	($544)
Losses increase by 100 basis points per annum (2)	$47,271	($1,345)
Rate of prepayment increases by 5% per annum (3)	$48,586	($30)
Rate of prepayment increases by 10% per annum (3)	$48,537	($79)
Discount rates increase by 100 basis points	$47,829	($787)
Discount rates increase by 200 basis points	$47,059	($1,557)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of our IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(3)	For example, a 16% assumed rate of prepayment would be increased to 21% or 26% based on increases of 5% or 10% per annum, respectively.
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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2007 and 2006, our consolidated balance sheets do not include $141.8 million and $207.7 million in assets, respectively, and $94.4 million and $156.5 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2007, the partners’ capital of our QSPEs was approximately $47.4 million compared to the estimated value of the associated Retained Interests of approximately $48.2 million.
The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 13.9%, 14.1% and 13.8% during 2007, 2006 and 2005, respectively.
We received approximately $13.4 million, $14.6 million and $15.4 million in cash distributions from the QSPEs during 2007, 2006 and 2005, respectively.
Servicing fee income for the years ended December 31, 2007, 2006 and 2005 for loans held by the QSPEs was approximately $495,000, $676,000 and $833,000, respectively. We have not established a servicing asset or liability related to the loans held by the QSPEs as the servicing fees are considered adequate compensation.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 6. Other Assets:
Other assets consisted of the following:

	At December 31,
	2007	2006
	(In thousands, except footnotes)
Investment in VIEs	$971	$826
Deferred borrowing costs, net	864	1,069
Interest receivable	691	1,016
Prepaid expenses and deposits	445	614
Asset acquired in liquidation, net (1)	—	975
Rent and related receivables (2)	—	567
Other	422	438

	$3,393	$5,505

(1)	During March 2007, we sold an asset acquired in liquidation for $1,425,000 and recognized a gain of approximately $20,000 and deferred the remaining gain of approximately $446,000. We financed the sale through origination of a loan of approximately $1,360,000 with an interest rate of 9.0% and maturity and amortization periods of 20 years.
(2)	We had claims pertaining to unpaid rent, property taxes, legal fees incurred, termination damages, notes receivable and other charges related to Arlington.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Debt:
Information on our debt was as follows:

	At December 31,					Weighted Average
	2007		2006		Current	Coupon Rate
	Face	Carrying	Face	Carrying	Range of	at December 31,
	Amount	Value	Amount	Value	Maturities	2007	2006
	(In thousands, except footnote)
Notes and debentures payable:
Debentures	$8,190	$8,165	$8,190	$8,161	2013 to 2015	5.90%	5.90%
Mortgage notes (1)	—	—	2,642	2,642	N/A	N/A	8.02%

	8,190	8,165	10,832	10,803

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	8.48%	8.62%

Credit facilities:
Conduit Facility	23,950	23,950	26,968	26,968	2008	6.16%	6.35%
Revolving credit facility	—	—	—	—	2009	N/A	N/A

	23,950	23,950	26,968	26,968

Redeemable preferred stock of subsidiary	4,000	3,768	4,000	3,668	2009 to 2010	4.00%	4.00%

	$63,210	$62,953	$68,870	$68,509

(1)	Does not include a mortgage note of an unconsolidated subsidiary with a principal balance of approximately $1.2 million and $1.3 million outstanding at December 31, 2007 and 2006, respectively, with a fixed interest rate of 8.5% due January 1, 2011.
Principal payments required on our consolidated debt at December 31, 2007 were as follows (face amount):

Years Ending
December 31,	Total
(In thousands)
2008	$23,950
2009	2,000
2010	2,000
2011	—
2012	—
Thereafter	35,260

$63,210

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
Mortgage Notes
During April and May 2007, we repaid mortgage notes with an aggregate principal balance of approximately $2.6 million. As a result of the prepayments, we incurred aggregate fees of approximately $452,000, which are included in discontinued operations in our consolidated statements of income.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Junior Subordinated Notes
The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25%. The Junior Subordinated Notes may be redeemed at par at our option beginning on March 30, 2010. Interest payments are due on a quarterly basis.
Conduit Facility
Interest payments are payable on a monthly basis at a rate that approximated 0.85% over LIBOR. The rate that approximates LIBOR is a “pass-through” rate that the bank facility pays for its commercial paper. During periods of market uncertainty, the bank facility may have to pay higher daily interest rates and consequently passes on the higher rates. The principal repayment obligations are expected to be refinanced either through a future securitization of the loans collateralizing advances under the conduit facility, borrowings under our revolving credit facility or an alternative facility. In addition, we are charged an unused fee equal to 12.5 basis points computed based on the daily available balance. The Conduit Facility allows for advances based on the amount of eligible collateral sold to the Conduit Facility and has minimum requirements. We had availability of approximately $9.4 million under the conduit facility (as amended) at December 31, 2007 without additional sales of loans. At December 31, 2007, PMC Commercial had available approximately $24.4 million of additional loans which are conduit eligible loans. The Conduit Facility has covenants, the most restrictive of which are maximum delinquency ratios for our contributed loans and serviced portfolio, as defined in the transaction documents. In addition, the Conduit Facility has cross default provisions with the revolving credit facility. At December 31, 2007, we were in compliance with the covenants of the conduit facility. In January 2008, we amended our conduit facility, which among other things, extended its maturity date from February 2008 to May 2, 2008.
Based on current market conditions and communications from our conduit lender, we expect that the lender will not extend the conduit facility beyond May 2, 2008. Due to anticipated availability under the revolving credit facility, we expect to satisfy our Conduit Facility with proceeds from the revolving credit facility.
Revolving Credit Facility
PMC Commercial has a revolving credit facility which provides us with credit availability up to $45 million, expiring December 31, 2009. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. At December 31, 2007, we were in compliance with the covenants of this facility.
As a result of the May 2, 2008 maturity of the Conduit Facility and limited availability of capital in current markets, we may have to limit our fundings of non-SBA 7(a) loan origination opportunities until additional sources of capital are obtained.
Redeemable Preferred Stock of Subsidiary
PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA pursuant to the SBIA. The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $160,000 were recognized on the 4% Preferred Stock during both 2007 and 2006 and are included in interest expense in our consolidated statements of income.
Interest Paid
During 2007, 2006 and 2005 interest paid was $5,106,000, $5,430,000, and $5,378,000, respectively.
Note 8. Cumulative Preferred Stock of Subsidiary:
PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA pursuant to the SBIA. PMCIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 on the merger date. Dividends of approximately $90,000 were recognized on the 3% Preferred

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock during both 2007 and 2006 and are reflected in our consolidated statements of income as minority interest.
Note 9. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,760,000, 10,748,000 and 10,874,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 4,000, 3,000 and 5,000 shares, respectively, during 2007, 2006 and 2005 for the dilutive effect of stock options.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 57,000, 61,000 and 74,000 common shares during 2007, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the stock.
Note 10. Dividends Paid and Declared:
During 2007, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share
March 30, 2007	April 9, 2007	$0.30
June 29, 2007	July 9, 2007	0.30
September 28, 2007	October 9, 2007	0.30
December 31, 2007	January 7, 2008	0.30

		$ 1.20

In March 2008, the Board of Trust Managers declared a $0.20 per share quarterly dividend to common shareholders of record on March 31, 2008 which will be paid on April 7, 2008.
We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
Note 11. Income Taxes:
PMC Commercial has elected to be taxed as a REIT under the Code. To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. In order to meet our 2007 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared and paid in 2008 as distributions of 2007’s taxable income.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2007	2006	2005
		(In thousands)
Net income	$13,135	$15,684	$11,297
Book/tax difference on depreciation	(65)	(277)	(243)
Book/tax difference on property sales	236	171	(350)
Book/tax difference on Retained Interests, net	1,631	1,973	1,880
Impairment losses	233	43	2,210
Book/tax difference on rent and related receivables	(1,152)	925	(25)
Book/tax difference on amortization and accretion	(239)	(641)	(264)
Asset valuation	(299)	(890)	181
Other book/tax differences, net	189	(59)	16

Subtotal	13,669	16,929	14,702

Less: taxable REIT subsidiaries net income, net of tax	(852)	(1,280)	(1,414)

REIT taxable income	$12,817	$15,649	$13,288

Distributions declared	$12,915	$13,975	$13,569

Basic weighted average common shares outstanding	10,760	10,748	10,874

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2007		2006		2005
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Non qualified dividends	$1.068	89.00%	$1.244	95.69%	$1.194	95.52%
Capital gains	0.132	11.00%	0.056	4.31%	0.056	4.48%

	$1.200	100.00%	$1.300	100.00%	$1.250	100.00%

PMC Commercial has wholly-owned TRS’s which are subject to Federal income taxes. The income generated from the TRS’s is taxed at normal corporate rates. The measurement of net deferred tax assets is adjusted by a valuation allowance, if, based on our ongoing assessment of future realization, it is more likely than not that they will not be realized.
We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on the final tax returns are generally recorded in the period when the returns are filed.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax provision related to the TRS’s consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Federal:
Current provision	$466	$502	$680
Deferred provision (benefit)	18	147	(22)

Income tax provision	$484	$649	$658

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Income before income taxes for TRS’s	$1,336	$1,929	$2,072

Expected Federal income tax provision	$468	$676	$725
Preferred dividend of subsidiary recorded as minority interest	31	31	31
Change in valuation allowance	—	—	(112)
Other adjustments	(15)	(58)	14

Income tax provision	$484	$649	$658

The components of the net deferred tax asset were as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Retained Interests	$158	$161
Loans receivable	72	94
Servicing asset	12	69
Other	28	—

Total gross deferred tax assets	270	324

Deferred tax liabilities:
Discounts on acquired redeemable preferred stock of subsidiary and debentures payable	85	121

Total gross deferred tax liabilities	85	121

Deferred tax asset, net	$185	$203

The FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” in July 2006. FIN 48 clarifies the accounting and disclosure for uncertainty in income tax positions, as defined, imposes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We were subject to the provisions of FIN 48 as of January 1, 2007, and to the extent applicable, have analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
those jurisdictions. We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions, as defined. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2003 through 2006 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.
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
We paid $693,000, $845,000 and $467,500 in income taxes during 2007, 2006 and 2005, respectively.
Note 12. Other Income:
Other income consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Servicing income	$754	$1,025	$1,222
Prepayment fees	615	1,653	590
Other loan related income	572	403	646
Premium income (1)	220	499	618
Equity in earnings of VIEs	101	76	45
Lease income	—	17	280
Other	125	—	—

	$2,387	$3,673	$3,401

(1)	Premium income results from the sale of the guaranteed portion of First Western’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Discontinued Operations:
Discontinued operations of our hotel properties (two, 14, and 18 hotel properties during 2007, 2006 and 2005, respectively) and assets acquired in liquidation (primarily three limited service hospitality properties during 2007, 2006 and 2005) consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Hotel and Lease Operations:
Revenues:
Hotel operating revenues	$507	$2,778	$624
Lease income — base and other	—	186	3,409
Straight-line rental income	—	—	1,074

Total revenues	507	2,964	5,107

Expenses:
Hotel operating expenses	416	2,267	563
Interest expense (1)	522	337	827
Depreciation	57	182	1,164
Property tax expense	—	—	913

Total expenses	995	2,786	3,467

Net earnings (losses), hotel and lease operations	(488)	178	1,640

Assets Acquired in Liquidation Operations:
Revenues	281	224	124
Expenses	254	220	117

Net earnings, assets acquired in liquidation operations	27	4	7

Total net earnings (losses)	(461)	182	1,647

Gains on sales of real estate	1,735	2,064	2,256

Impairment losses	(233)	(94)	(1,951)

Discontinued operations	$1,041	$2,152	$1,952

(1)	Represents interest expense and fees on the mortgages payable related to hotel properties included in discontinued operations. The mortgages payable were either repaid as a result of the sales or as they matured. No additional interest expense was allocated to discontinued operations. Interest expense during 2007 includes penalties of approximately $452,000 for the prepayment of two mortgage notes.
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
Note 15. Profit Sharing Plan:
We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $256,000, $244,000 and $244,000 was expensed during 2007, 2006 and 2005, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Share-Based Compensation Plans:
At December 31, 2007, we have options outstanding under share-based compensation plans. We use the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation,” to account for all awards granted, modified or settled.
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
A summary of the status of our stock options as of December 31, 2007, 2006 and 2005 and the changes during the years ended on those dates are as follows:

	2007		2006		2005
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	142,511	$14.06	170,113	$14.78	164,260	$15.86
Granted	20,000	$14.01	33,250	$12.72	36,700	$14.54
Exercised	—	—	(35,500)	$13.06	(9,400)	$13.13
Forfeited	(2,092)	$13.85	(2,064)	$15.29	(5,652)	$20.14
Expired	(58,768)	$14.77	(23,288)	$18.79	(15,795)	$24.49

Outstanding, December 31	101,651	$13.65	142,511	$14.06	170,113	$14.78

Exercisable, December 31	101,651	$13.65	142,511	$14.06	170,113	$14.78

Weighted-average fair value of stock options granted during the year	$0.56		$0.59		$0.69

Upon notification of intent to exercise stock options, our policy is to first verify that the options are exercisable, then to contact our transfer agent instructing them to issue new shares and then to collect the cash proceeds. We received approximately $123,000 in cash proceeds related to the cash exercise of stock options during 2005. There were no cash exercises of stock options during 2006 or 2007. In addition, during 2006 we issued 2,822 Common Shares to our executive officers in exchange for 35,500 stock options, utilizing stock-for-stock exercise provisions of our option plans.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	4.99%	4.96%	3.74%
Expected Dividend Yield	8.57%	9.43%	9.16%
Expected Volatility	13.41%	16.24%	16.63%
Forfeiture Rate	5.00%	5.00%	5.00%
The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility, dividend yield and forfeiture rates. We recorded compensation expense of approximately $11,000, $19,000 and $23,000 during 2007, 2006 and 2005, respectively, related to these option grants.
We issued an aggregate of 11,400 restricted shares to executive officers and Board of Trust Managers on June 9, 2007 at the then current market price of the shares of $14.01. We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on both June 10, 2006 and June 11, 2005 at the then current market price of the shares of $12.72 and $14.54, respectively. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). There were forfeitures of 170 restricted shares during 2007. There were no forfeitures of restricted shares during 2006 or 2005.
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of approximately $143,000, $112,000 and $83,000 during 2007, 2006 and 2005, respectively, related to our restricted share issuances. At December 31, 2007, there was approximately $67,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years.
The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contract Life	Exercise
Exercise Prices	Outstanding	(in years)	Price
$12.72 to $13.78	48,951	2.21	$12.90
$14.01 to $14.54	52,700	3.18	$14.35

$12.72 to $14.54	101,651	2.71	$13.65

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Supplemental Disclosure of Cash Flow Information:
Our non-cash investing activities were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Reclassification from loans receivable to assets acquired in liquidation	$4,917	$3,730	$5,657

Loans receivable originated in connection with sales of hotel properties	$4,380	$17,084	$4,770

Loans receivable originated in connection with the sale of assets acquired in liquidation	$6,283	$2,760	$3,725

Loan receivable established through due to affiliates, net	$—	$—	$415

Reduction of due to affiliate and Retained Interests	$—	$—	$2,126

Note receivable and deferred liability recorded upon sale of hotel property	$—	$—	$197

See Note 2 for information on the deconsolidation of the assets and liabilities of PMCT Plainfield, L.P. during 2006.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Loans receivable, net	$165,969	$166,807	$169,181	$170,044
Retained Interests	48,616	48,616	55,724	55,724
Cash and cash equivalents	11,485	11,485	3,739	3,739
Restricted investments	1,236	1,236	995	995
Mortgage-backed security of affiliate	536	536	643	643

Liabilities:
Mortgage notes and debentures payable	8,165	7,744	10,803	10,847
Redeemable preferred stock of subsidiary	3,768	3,775	3,668	3,760
Credit facilities	23,950	23,950	26,968	26,968
Junior Subordinated Notes	27,070	23,450	27,070	27,070
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. A valuation reserve is established for a problem loan based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Retained Interests and mortgage-backed security of affiliate: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 5.
Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.
Restricted investments: The carrying amounts of restricted investments are considered to be a reasonable estimate of fair value due to the relatively short maturity of these funds.
Mortgage notes and debentures payable: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
Redeemable preferred stock of subsidiary: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
Credit facilities: The carrying amount is a reasonable estimation of fair value as the interest rates on these instruments are variable and the short duration to maturity.
Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of comparable debt instruments considering risk, current interest rates and remaining maturities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Selected Quarterly Financial Data: (unaudited)
The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2007
		Income From
		Continuing	Net		Earnings
	Revenues (1)	Operations (1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$6,698	$2,998	$2,821		$0.26
Second Quarter	6,915	3,387	4,169	(2)	0.39
Third Quarter	7,491	3,542	3,497		0.33
Fourth Quarter	6,191	2,167	2,648		0.24

	$27,295	$12,094	$13,135		$1.22

	Year Ended December 31, 2006
		Income From
		Continuing	Net		Earnings
	Revenues (1)	Operations (1)	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$6,932	$3,226	$5,041	(3)	$0.47
Second Quarter	7,752	3,449	3,650		0.34
Third Quarter	7,860	3,921	3,976	(4)	0.37
Fourth Quarter	6,429	2,936	3,017		0.28

	$28,973	$13,532	$15,684		$1.46

(1)	Certain amounts were previously reported in continuing operations in our quarterly filings on Form 10-Q. Such amounts have been reclassified to discontinued operations in accordance with SFAS No. 144.

(2)	Includes gains of $1,244,000 from the sale of two hotel properties and an asset acquired in liquidation.

(3)	Includes gains of $1,877,000 from the sale of six hotel properties and three assets acquired in liquidation.

(4)	Includes a gain on extinguishment of debt of $563,000.
Note 20. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $32.1 million at December 31, 2007, of which approximately $7.0 million were for prime-based loans to be originated under the SBA 7(a) Guaranteed Loan Program, the government guaranteed portion of which (approximately 75% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.
At December 31, 2007, all of our commitments and approvals were for variable-rate loans based on the prime rate or the 90-day LIBOR at spreads over the prime rate generally ranging from 1.50% to 2.75% and over LIBOR generally ranging from 3.00% to 4.00%. The weighted average interest rate on our loan commitments and approvals at December 31, 2007 was approximately 8.25%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Amount
(In thousands)
2008	$191
2009	202
2010	214
2011	187

$794

Rent expense amounted to approximately $156,000, $186,000 and $165,000 during 2007, 2006 and 2005, respectively.
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
Structured Loan Sale Transactions
The transaction documents of the QSPEs contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the QSPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each QSPE. If, at any measurement date, the delinquency, default or loss rate with respect to any QSPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that QSPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the QSPE, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. In general, there can be no assurance that distribution amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur.
Litigation
We had significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of certain payments Arlington made pursuant to the property leases and the Master Lease Agreement.
While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and the Master Lease Agreement, and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007. Due to the complexity of the bankruptcy, we cannot estimate when the liquidation plan will be approved.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
manner in which the loan was originated, funded or serviced by First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.
Pursuant to SBA rules and regulations, distributions from our consolidated subsidiaries, First Western, PMCIC and Western Financial are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2007, dividends available for distribution were approximately $2.1 million.
Note 21. Business Segments:
Operating results and other financial data are presented for our reportable business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments historically included (1) the Lending Division, which originates loans receivable to small businesses primarily in the hospitality industry and (2) the Property Division which operated certain of our hotel properties. With respect to the operations of our Lending Division, we do not differentiate between subsidiaries or loan programs.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our business segment data was as follows:

	Years Ended December 31,
	2007			2006
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)
Revenues:
Interest income — loans and other income	$18,852	$18,822	$30	$19,133	$19,110	$23
Hotel property revenues	—	—	—	450	—	450
Income from Retained Interests	8,443	8,443	—	9,390	9,390	—

Total	27,295	27,265	30	28,973	28,500	473

Expenses:
Interest	5,403	5,403	—	5,217	5,132	85
Salaries and related benefits (1)	5,058	4,987	71	4,739	4,502	237
Hotel property expenses	—	—	—	420	—	420
General and administrative	2,717	2,663	54	2,694	2,454	240
Impairments and provisions	1,449	1,210	239	2,195	1,270	925

Total	14,627	14,263	364	15,265	13,358	1,907

Gain on early extinguishment of debt	—	—	—	563	563	—

Income (loss) before income tax provision, minority interest, and discontinued operations	12,668	13,002	(334)	14,271	15,705	(1,434)

Income tax benefit (provision)	(484)	(509)	25	(649)	(638)	(11)
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	—	(90)	(90)	—

Income (loss) from continuing operations	12,094	12,403	(309)	13,532	14,977	(1,445)

Discontinued operations:
Net gain on sales of real estate	1,735	213	1,522	2,064	157	1,907
Impairment losses	(233)	(233)	—	(94)	(51)	(43)
Net earnings (losses)	(461)	27	(488)	182	4	178

Total discontinued operations	1,041	7	1,034	2,152	110	2,042

Net income	$13,135	$12,410	$725	$15,684	$15,087	$597

(1)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2005
		Lending	Property
	Total	Division	Division
	(In thousands
Revenues:
Interest income — loans and other income	$14,979	$14,699	$280
Income from Retained Interests	9,458	9,458	—

Total	24,437	24,157	280

Expenses:
Interest	4,459	4,343	116
Salaries and related benefits (1)	4,553	4,098	455
General and administrative	3,053	2,396	657
Impairments and provisions	2,279	765	1,514

Total	14,344	11,602	2,742

Income (loss) before income tax provision, minority interest and discontinued operations	10,093	12,555	(2,462)

Income tax provision	(658)	(658)	—
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	—

Income (loss) from continuing operations	9,345	11,807	(2,462)

Discontinued operations:
Net gain on sales of real estate	2,256	960	1,296
Impairment losses	(1,951)	—	(1,951)
Net earnings	1,647	7	1,640

Total discontinued operations	1,952	967	985

Net income (loss)	$11,297	$12,774	$(1,477)

(1)	Salaries and related benefits were allocated to the property division based on management’s estimate of time spent for oversight.
Total assets were allocated as follows:

	At December 31,
	2007	2006
	(In thousands)
Lending Division	$231,238	$235,040
Property Division	182	5,364

	$231,420	$240,404

Additions to furniture, fixtures and equipment were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Lending Division	$50	$38	$—
Property Division	—	65	366

	$50	$103	$366

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except footnotes)

		Additions
	Balance at	Charged to		Charged to			Balance at
	beginning	costs and		other			end
Description	of period	expenses		accounts	Deductions		of period
Year ended December 31, 2005:
					$(35)	(1)
					(18)	(3)
					(9)	(4)

Loan Loss Reserves	$164	$325		$—	$(62)		$427

Deferred Tax Asset Valuation Allowance	$171	$—		$—	$(171)	(5)	$—

Rent and Related Receivables Reserve	$—	$1,255	(2)	$—	$—		$1,255

Year ended December 31, 2006:
					$(467)	(1)
					(71)	(3)

Loan Loss Reserves	$427	$174		$—	$(538)		$63

Rent and Related Receivables Reserve	$1,255	$925	(2)	$—	$—		$2,180

Year ended December 31, 2007:
					$(120)	(1)
					(24)	(3)

Loan Loss Reserves	$63	$123		$—	$(144)		$42

Rent and Related Receivables Reserve	$2,180	$		$—	$(2,180)	(2)	$—

(1)	Principal written-off.
(2)	During 2005 and 2006, we established reserves against our rent and related receivables from Arlington based on best available information provided to us through the Arlington bankruptcy proceedings. During 2007, we wrote off our Arlington reserves and receivables based upon an executed settlement agreement.
(3)	Represents previously recorded loan loss reserves which were reversed due to reductions in expected losses on loans.
(4)	Represents recovery of loans previously written-off.
(5)	At the time of the merger in 2004, management believed that the benefit of the net operating loss carryforwards from one of our taxable REIT subsidiaries would not be realized and a valuation allowance was established. However, as a result of operations during 2005, we realized the full benefit of these net operating loss carryforwards and the valuation allowance was reversed.

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007
(Dollars in thousands, except footnotes)
Conventional Loans — States 2% or greater (1) (2):

								Principal amount
Geographic	Number					Final	Carrying	of loans subject to
Dispersion of	of	Size of Loans		Interest Rate		Maturity	Amount of	delinquent principal
Collateral	Loans	From	To	Variable	Fixed	Date	Mortgages	or “interest”
Texas	12	$0	$1,000	8.73% to 9.73%	NA	8/16/14--2/25/24	$5,113	$—
Texas	10	$1,000	$2,000	7.98% to 9.23%	NA	3/1/22--3/16/27	14,571	—
Texas	3	$2,000	$3,000	8.48%	8.35%	11/29/26--12/4/26	7,816	—
Texas	3	$3,000	$4,000	7.73%	8.25% to 8.35%	11/29/26--12/13/27	10,231	—
Michigan	6	$1,000	$2,000	8.11% to 9.23%	NA	2/10/26--4/30/27	8,295	—
Michigan	2	$3,000	$4,000	8.730%	NA	11/2/26	7,192	—
Ohio	1	$0	$1,000	NA	9.00%	3/2/18	888	—
Ohio	4	$1,000	$2,000	8.98% to 9.98%	NA	9/28/09--5/30/26	5,635	—
Ohio	2	$2,000	$3,000	8.23%	8.28%	10/30/26--5/4/27	4,670	—
Arizona	2	$0	$1,000	9.23% to 9.48%	NA	5/1/23--7/29/25	1,651	—
Arizona	1	$1,000	$2,000	9.73%	NA	9/29/24	1,268	—
Arizona	2	$2,000	$3,000	9.23% to 9.48%	NA	10/13/25--12/21/25	5,439	—
Virginia	1	$0	$1,000	9.23%	NA	1/13/26	293	—
Virginia	1	$1,000	$2,000	9.23%	NA	2/28/23	1,397	—
Virginia	1	$2,000	$3,000	9.48%	NA	6/29/24	2,992	—
Virginia	1	$3,000	$4,000	8.36%	NA	3/27/27	3,424	—
Florida	1	$0	$1,000	8.36%	NA	11/1/25	215	—
Florida	1	$1,000	$2,000	8.98%	NA	10/1/26	1,932	—
Florida	1	$2,000	$3,000	NA	8.24%	1/1/24	2,696	—
Florida	1	$3,000	$4,000	8.36%	NA	11/1/25	3,121	—
Alabama	2	$0	$1,000	9.48%	9.50%	10/27/18--12/2/24	1,604	—
Alabama	1	$2,000	$3,000	9.23%	NA	3/1/26	2,840	—
Alabama	1	$3,000	$4,000	9.23%	NA	10/1/26	3,040	—
California	2	$0	$1,000	8.98%	8.50%	10/1/09--12/13/26	2,644	—
California	2	$1,000	$2,000	9.25% to 9.48%	NA	9/18/23--12/12/26	4,194	—
Oregon	2	$0	$1,000	8.73% to 8.98%	NA	9/8/25--9/15/25	1,279	—
Oregon	2	$1,000	$2,000	9.48%	9.40%	3/20/18--1/14/25	2,308	—
Oregon	1	$2,000	$3,000	9.48%	NA	9/8/25	2,372	—
Iowa	1	$1,000	$2,000	8.98%	NA	5/30/26	1,807	—
Iowa	1	$2,000	$3,000	9.23%	NA	5/12/23	2,740	—
New Mexico	1	$0	$1,000	9.48%	NA	3/10/23	791	—
New Mexico	1	$1,000	$2,000	9.48%	NA	3/4/24	1,275	—
New Mexico	1	$2,000	$3,000	9.23%	NA	4/15/25	2,380	—
Missouri	3	$1,000	$2,000	8.73% to 9.23%	NA	12/15/25--2/2/27	4,427	—
Louisiana	1	$1,000	$2,000	9.11%	NA	4/16/23	1,536	—
Louisiana	1	$2,000	$3,000	8.98%	NA	11/3/25	2,469	—
Tennessee	2	$0	$1,000	7.98% to 9.73%	NA	8/1/22--2/19/24	1,985	—
Tennessee	1	$1,000	$2,000	8.89%	NA	11/8/25	1,731	—
Other	8	$0	$1,000	8.02% to 10.23%	9.50% to 10.25%	3/1/08--10/1/26	2,957	—
Other	15	$1,000	$2,000	7.73% to 9.73%	9.0% to 9.77%	2/27/18--12/14/27	19,936	—

Other	1	$2,000	$3,000	8.98%	NA	5/24/27	2,274

	106						$155,428 (3)	$—

Footnotes:

(1)	As of December 31, 2007, there were no individual mortgage loans that were 3% of the total loans outstanding. Approximately 95% of our loans are collateralized by limited service hotels.
(2)	There are nine loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.
(3)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $156,104,815 (unaudited).

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007
(Dollars in thousands, except footnotes)
SBA 7(a) Loans — States 2% or greater (1):

								Principal amount
	Number				Final	Carrying		of loans subject to
	of	Size of Loans			Maturity	Amount of		delinquent principal
	Loans	From	To	Interest Rate (2)	Date	Mortgages		or “interest”
Texas (3)	39	$0	$500	8.75% to 10.50%	12/24/09—4/21/31	$3,651		$22
Georgia	7	$0	$500	8.75% to 10.50%	11/20/08—7/22/30	1,090		—
Oklahoma	5	$0	$500	9.25% to 10.50%	5/27/24—7/26/26	604		—
New Mexico (4)	1	$0	$500	8.25%	5/11/25	376		—
New Mexico	1	$0	$500	10.50%	8/30/24	212		—
Ohio	6	$0	$500	8.75% to 10.25%	5/11/13—3/31/30	590		—
Missouri	5	$0	$500	9.75% to 10.50%	2/20/11—12/14/29	548		—
Kansas	3	$0	$500	9.50% to 9.75%	5/18/21—9/1/26	521		—
Arkansas	4	$0	$500	9.75% to 10.50%	10/25/11—7/30/26	496		—
Florida (3)	3	$0	$500	9.50% to 10.25%	3/21/10—3/18/18	373		—
South Carolina	2	$0	$500	9.75%	10/2/17—5/30/31	351		—
Alabama	1	$0	$500	9.50%	7/27/25	282		—
Iowa	1	$0	$500	10.00%	9/29/25	228		—
Wisconsin	1	$0	$500	9.50%	3/5/32	228		—
Indiana	2	$0	$500	9.75% to 10.00%	11/19/19—3/17/25	226		—
Other	13	$0	$500	8.75% to 10.50%	2/12/11—2/7/25	765		—

	94					$10,541	(5)	$22

Footnotes:

(1)	Includes approximately $313,200 of loans not secured by real estate and $301,650 of loans secured by second liens on properties which are subordinated to our first liens on the respective properties.
(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)	Includes an impaired loan with a face value of $21,772 and a valuation reserve of $11,000, and a loan with a face value of $290,055 and a valuation reserve of $31,000.
(4)	Fixed-rate loan.
(5)	For Federal income tax purposes, the cost basis of our loans on real estate was approximately $10,951,575 (unaudited).

Schedule IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007
(In thousands, except footnotes)

Balance at December 31, 2004		$128,234

Additions during period:
New mortgage loans (1)	58,852

Loan receivable established through due to affiliate, net	415

Other — accretion of loan fees and discounts	384	59,651

Deductions during period:
Collections of principal	(16,006)

Foreclosures	(5,657)

Cost of mortgages sold, net	(8,198)

Amortization of premium	—

Other — bad debt expense	(298)

Other — deferral for collection of commitment fees, net of costs	(152)	(30,311)

Balance at December 31, 2005		$157,574

Additions during period:
New mortgage loans (2)(3)	71,530

Other — accretion of loan fees and discounts	440	71,970

Deductions during period:
Collections of principal	(49,582)

Foreclosures	(3,730)

Cost of mortgages sold, net	(6,694)

Amortization of premium	—

Other — purchased discount	(182)

Other — bad debt expense	(103)

Other — deferral for collection of commitment fees, net of costs	(72)	(60,363)

Balance at December 31, 2006		$169,181

Additions during period:
New mortgage loans (4)(5)	44,419

Other — accretion of loan fees and discounts	435	44,854

Deductions during period:
Collections of principal	(40,644)

Foreclosures	(4,917)

Cost of mortgages sold, net	(2,109)

Amortization of premium	—

Other — non cash change in loan	(296)

Other — bad debt expense	(99)

Other — deferral for collection of commitment fees, net of costs	(1)	(48,066)

Balance at December 31, 2007		$165,969

Footnotes:

(1)	Includes three loans of approximately $4,770,000 which were originated in connection with the sales of hotel properties and two loans of approximately $3,725,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.
(2)	Includes ten loans of approximately $17,084,000 which were originated in connection with the sales of hotel properties and two loans of approximately $2,760,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.
(3)	Includes two loans receivable totalling approximately $2,540,000 repurchased from affiliates.
(4)	Includes two loans of approximately $4,380,000 which were originated in connection with the sales of hotel properties and three loans of approximately $6,283,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.
(5)	Includes two loans of approximately $4,983,000 which were repurchased from securitizations during 2007.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement of Purchase and Sale, dated as of May 21, 1998, by and among Registrant and the various corporations identified on Exhibit A thereto (which includes as Exhibit D thereto, the form of the Master Agreement relating to the leasing of the properties), including Amerihost Properties, Inc. and Amerihost Inns, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 5, 1998).

2.2	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.3	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.1	1993 Employee Share Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

10.2	1993 Trust Manager Share Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

10.3	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.4	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.5	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital, Inc. and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.6	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.7	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.8	Amended and Restated Master Agreement, dated as of January 24, 2001, by and among PMC Commercial Trust, and certain of its subsidiaries, and Amerihost Properties, Inc., doing business as Arlington Hospitality, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.9	Third Amendment to Amended and Restated Master Agreement dated October 4, 2004 among PMC Commercial Trust and Arlington Hospitality, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004).

Exhibit
Number	Description
10.10	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.11	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.12	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.12 to PMC Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.13	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.1 to PMC Capital, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.14	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.15	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.16	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Employment contract with Lance B. Rosemore dated June 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.18	Employment contract with Andrew S. Rosemore dated June 25, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.19	Employment contract with Barry N. Berlin dated June 25, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.20	Employment contract with Jan F. Salit dated June 25, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s

Exhibit
Number	Description
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

*10.21	Employment agreement with Ron Dekelbaum dated February 11, 2008.

10.22	Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.23	Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.24	Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.25	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.26	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.27	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.28	Servicing Agreement by and among PMC Conduit, L.P. as Borrower, PMC Commercial Trust as Servicer and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.29	Purchase and Contribution Agreement by and between PMC Commercial Trust as Seller and PMC Conduit, L.P. as Purchaser dated February 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.30	Credit and Security Agreement by and among PMC Conduit, L.P. as Borrower, PMC Conduit, LLC, PMC Commercial Trust as Servicer, Jupiter Securitization Corporation as the Conduit Lender, The Alternate Lenders From Time to Time Party Hereto and JPMorgan Chase Bank, National Association as Agent dated February 7, 2005 (incorporated by reference to

Exhibit
Number	Description
Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2005).

10.31	Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.32	Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.33	Fourth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 28, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.34	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.35	Amendment No. 1 to Credit and Security Agreement between PMC Conduit, L.P. as borrower, PMC Conduit, LLC, PMC Commercial Trust as servicer, the conduits and financial institutions from time to time party to the Credit Agreement and JPMorgan Chase Bank, National Association , as agent for the lenders dated February 6, 2006 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.36	Fifth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.37	Amendment No. 2 to Credit and Security Agreement between PMC Conduit, L.P. as borrower, PMC Conduit, LLC, PMC Commercial Trust as servicer, the conduits and financial institutions from time to time party to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the lenders dated February 5, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.38	Sixth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.39	Seventh amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated January 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2008).

Exhibit
Number	Description
10.40	Amendment No. 3 to Credit and Security Agreement between PMC Conduit, L.P. as borrower, PMC Conduit, LLC, PMC Commercial Trust as the servicer, JS Siloed Trust, as the conduit lender and JPMorgan Chase Bank, N. A., as an alternate lender and as agent dated January 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2008).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.