Form 10-Q
period 2008-03-31
PMC COMMERCIAL TRUST /TX
filed 2008-05-12
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
As of May 6, 2008, the Registrant had outstanding 10,765,033 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Loans receivable, net	$172,262	$165,969
Retained interests in transferred assets	47,862	48,616
Cash and cash equivalents	5,631	11,485
Restricted investments	2,420	1,236
Mortgage-backed security of affiliate	511	536
Deferred tax asset, net	203	185
Other assets	3,328	3,393

Total assets	$232,217	$231,420

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	25,450	23,950
Debentures payable	8,166	8,165
Redeemable preferred stock of subsidiary	3,795	3,768
Borrower advances	2,920	3,066
Dividends payable	2,215	3,293
Deferred gains on property sales	1,854	2,192
Accounts payable and accrued expenses	1,484	1,933
Other liabilities	592	729

Total liabilities	73,546	74,166

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,051,383 shares issued at March 31, 2008 and December 31, 2007, 10,765,033 shares outstanding at March 31, 2008 and December 31, 2007	111	111
Additional paid-in capital	152,356	152,331
Net unrealized appreciation of retained interests in transferred assets	2,107	1,945
Cumulative net income	154,502	151,119
Cumulative dividends	(148,074)	(145,921)

	161,002	159,585
Less: Treasury stock; at cost, 286,350 shares at March 31, 2008 and December 31, 2007	(3,231)	(3,231)

Total beneficiaries’ equity	157,771	156,354

Total liabilities and beneficiaries’ equity	$232,217	$231,420

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenues:
Interest income	$3,766	$4,056
Income from retained interests in transferred assets	1,919	1,901
Other income	737	741

Total revenues	6,422	6,698

Expenses:
Salaries and related benefits	1,239	1,167
Interest	1,211	1,325
General and administrative	469	716
Permanent impairments on retained interests in transferred assets	281	24
Provision for loan losses, net	73	65
Provision for loss on rent and related receivables	—	239

Total expenses	3,273	3,536

Income before income tax provision, minority interest and discontinued operations	3,149	3,162

Income tax provision	(82)	(142)
Minority interest (preferred stock dividend of subsidiary)	(22)	(22)

Income from continuing operations	3,045	2,998

Discontinued operations:
Gains on sales of real estate	338	27
Impairment losses	—	(233)
Net earnings	—	29

	338	(177)

Net income	$3,383	$2,821

Weighted average shares outstanding:
Basic	10,765	10,754

Diluted	10,765	10,767

Basic and diluted earnings per share:
Income from continuing operations	$0.28	$0.28
Discontinued operations	0.03	(0.02)

Net income	$0.31	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net income	$3,383	$2,821

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation arising during period	222	179
Net realized gains included in net income	(60)	(110)

	162	69

Comprehensive income	$3,545	$2,890

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Three Months Ended March 31, 2007
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2007	10,753,803	$110	$152,178	$3,256	$137,984	$(133,006)	$(3,231)	$157,291
Net unrealized appreciation	—	—	—	69	—	—	—	69
Share-based compensation expense	—	—	20	—	—	—	—	20
Dividends ($0.30 per share)	—	—	—	—	—	(3,226)	—	(3,226)
Net income	—	—	—	—	2,821	—	—	2,821

Balances, March 31, 2007	10,753,803	$110	$152,198	$3,325	$140,805	$(136,232)	$(3,231)	$156,975

	Three Months Ended March 31, 2008
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries'
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity
Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$156,354
Net unrealized appreciation	—	—	—	162	—	—	—	162
Share-based compensation expense	—	—	25	—	—	—	—	25
Dividends ($0.20 per share)	—	—	—	—	—	(2,153)	—	(2,153)
Net income	—	—	—	—	3,383	—	—	3,383

Balances, March 31, 2008	10,765,033	$111	$152,356	$2,107	$154,502	$(148,074)	$(3,231)	$157,771

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$3,383	$2,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7	46
Permanent impairments on retained interests in transferred assets	281	24
Gains on sales of real estate	(338)	(27)
Deferred income taxes	(18)	(9)
Provision for loan losses, net	73	65
Provision for losses on rent and related receivables	—	239
Impairment losses	—	233
Premium income adjustment	(12)	41
Amortization and accretion, net	(33)	(39)
Share-based compensation	25	20
Capitalized loan origination costs	(46)	(37)
Loans funded, held for sale	(1,338)	(968)
Proceeds from sale of guaranteed loans	1,016	2,045
Loan fees collected, net	91	103
Change in operating assets and liabilities:
Due to/from affiliates, net	(63)	(736)
Other assets	83	(5)
Borrower advances	(146)	340
Accounts payable and accrued expenses	(449)	(505)
Other liabilities	(41)	216

Net cash provided by operating activities	2,475	3,867

Cash flows from investing activities:
Loans funded	(15,798)	(9,584)
Principal collected on loans receivable	9,684	15,284
Principal collected on retained interests in transferred assets	660	1,227
Proceeds from sale of asset acquired in liquidation, net	—	58
Principal collected on mortgage-backed security of affiliate	40	70
Investment in retained interests in transferred assets	—	(253)
Investment in restricted investments, net	(1,184)	(1,711)
Purchase of furniture, fixtures and equipment	—	(4)

Net cash provided by (used in) investing activities	(6,598)	5,087

Cash flows from financing activities:
Proceeds from credit facilities, net	1,500	600
Payment of principal on mortgage notes	—	(35)
Payment of dividends	(3,231)	(4,303)

Net cash used in financing activities	(1,731)	(3,738)

Net increase (decrease) in cash and cash equivalents	(5,854)	5,216

Cash and cash equivalents, beginning of year	11,485	3,739

Cash and cash equivalents, end of period	$5,631	$8,955

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of March 31, 2008 and the consolidated statements of income, comprehensive income, beneficiaries’ equity and cash flows for the three months ended March 31, 2008 and 2007 have not been audited by independent accountants. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.
Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The results for the three months ended March 31, 2008 are not necessarily indicative of future financial results.
Note 2. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
SBIC commercial mortgage loans (1)	$34,596	$30,723
SBA 7(a) Guaranteed Loan Program loans	10,938	10,480
Conduit facility loans (2)	42,081	46,961
Other commercial mortgage loans	85,248	78,259

Total loans receivable	172,863	166,423
Less:
Deferred commitment fees, net	(486)	(412)
Loan loss reserves	(115)	(42)

Loans receivable, net	$172,262	$165,969

(1)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.
(2)	These loans served as collateral for our conduit facility. The conduit facility matured on May 2, 2008.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activity in our loan loss reserves was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balance, beginning of year	$42	$63
Provision for loan losses	73	71
Reduction of loan losses	—	(6)
Principal balances written-off, net	—	(46)

Balance, end of period	$115	$82

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Impaired loans requiring reserves	$180	$22
Impaired loans expected to be fully recoverable	1,922	—

Total impaired loans	$2,102	$22

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Average impaired loans	$698	$1,548

Interest income on impaired loans	$32	$—

Note 3. Retained Interests:
We own subordinate financial interests in several non-consolidated special purpose entities (“QSPEs”) (i.e., retained interests in transferred assets (“Retained Interests”)). The QSPEs are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Capital, L.P. 1999-1 (the “1999 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,”) created in connection with structured loan sale transactions.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
estimated fair value, with realized gains and permanent impairments recorded in net income and unrealized gains and losses recorded in beneficiaries’ equity.
We completed joint structured loan sale transactions with PMC Capital, Inc., our affiliate through common management. Our interests related to the loans receivable that we contributed to these structured loan sale transactions are the “Originated Structured Loan Sale Transactions.” During 2004, we acquired PMC Capital, Inc.’s Retained Interests in the Joint Ventures and 100% of the 1998 Partnership and the 1999 Partnership (collectively, the “Acquired Structured Loan Sale Transactions”).
Information pertaining to our Originated Structured Loan Sale Transactions as of March 31, 2008 was as follows:

	2000	2001	2002	2003
	Joint Venture	Joint Venture	Joint Venture	Joint Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$21,527	$3,217	$7,928	$10,805
Structured Notes balance outstanding	$16,080	$619	$5,224	$7,704
Cash in the collection account	$249	$66	$91	$1,530
Cash in the reserve account	$1,163	$623	$548	$912
Weighted average interest rate of loans (1)	9.56%	9.67%	9.56%	L+4.02%
Discount rate assumptions (2)	8.0% to 14.5%	8.0% to 14.5%	8.0% to 14.5%	6.9% to 14.5%
Constant prepayment rate assumption (3)	18.00%	—	18.00%	18.00%
Weighted average remaining life of Retained Interests (4)	1.64 years	0.62 years	0.75 years	1.33 years
Aggregate principal losses assumed (5)	1.10%	—%	0.54%	1.03%
Aggregate principal losses to date (6)	0.33%	0.56%	—	—

(1)	Variable interest rates are denoted by the spread over the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 6.9% to 8.0% for our required overcollateralization, (b) 10.0% for our reserve funds and (c) 14.5% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans. For the 2001 Joint Venture, no future prepayments were assumed at March 31, 2008 due to the small number of loans remaining in the pool with no indication of prepayment.
(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.5%. For the 2001 Joint Venture, no future losses were assumed at March 31, 2008 due to the small number of loans remaining in the pool with no indication of loss.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2001 Joint Venture, represents the loss on a delinquent loan receivable with a “charged-off” status repurchased by PMC Commercial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our Acquired Structured Loan Sale Transactions as of March 31, 2008 was as follows:

			2000	2001	2002	2003
	1998	1999	Joint	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$9,770	$10,102	$7,029	$12,442	$9,199	$16,059
Structured Notes balance outstanding	$9,651	$6,595	$4,318	$8,569	$4,923	$11,035
Cash in the collection account	$534	$160	$84	$144	$125	$916
Cash in the reserve account	$1,333	$1,213	$562	$987	$867	$1,159
Weighted average interest rate of loans (1)	P+1.05%	9.09%	9.03%	9.72%	9.53%	L+4.02%
Discount rate assumptions (2)	6.9% to 14.5%	8.0% to 14.5%	8.1% to 14.6%	8.0% to 14.5%	8.0% to 14.5%	6.9% to 14.5%
Constant prepayment rate assumption (3)	16.00%	18.00%	18.00%	18.00%	18.00%	18.00%
Weighted average remaining life of Retained Interests (4)	2.36 years	1.02 years	1.45 years	0.59 years	0.62 years	1.33 years
Aggregate principal losses assumed (5)	1.17%	1.26%	1.71%	0.78%	0.77%	1.03%
Aggregate principal losses to date (6)	—	—	4.28%	1.78%	1.31%	—

(1)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).
(2)	Discount rates utilized were (a) 6.9% to 8.1% for our required overcollateralization, (b) 10.0% to 10.1% for our reserve funds and (c) 14.5% to 14.6% for our interest-only strip receivables.
(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.
(4)	The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.
(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 2.1%.
(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses incurred prior to our acquisition. For the 2001 Joint Venture and the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.
First Western SBLC, Inc. (“First Western”) has Retained Interests related to the sale of loans originated pursuant to the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At March 31, 2008, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $31.4 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at March 31, 2008 included a prepayment speed of 22% per annum and a discount rate of 14.5%.
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
Our Retained Interests consisted of the following:

	March 31, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$415	$415	$421
1998 Partnership	552	1,005	254	1,811	1,778
1999 Partnership	3,687	1,043	784	5,514	4,833
2000 Joint Venture	8,589	1,398	425	10,412	9,756
2001 Joint Venture	6,706	1,530	153	8,389	8,210
2002 Joint Venture	7,217	1,307	203	8,727	8,492
2003 Joint Venture	10,413	1,875	306	12,594	12,265

	$37,164	$8,158	$2,540	$47,862	$45,755

	December 31, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$425	$425	$425
1998 Partnership	580	1,021	311	1,912	1,838
1999 Partnership	3,682	995	219	4,896	4,878
2000 Joint Venture	8,510	1,605	518	10,633	9,913
2001 Joint Venture	6,696	1,522	242	8,460	8,255
2002 Joint Venture	7,242	1,450	629	9,321	8,801
2003 Joint Venture	10,490	1,870	609	12,969	12,561

	$37,200	$8,463	$2,953	$48,616	$46,671

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests as of March 31, 2008 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$47,410	($ 452)
Losses increase by 100 basis points per annum (2)	$46,974	($ 888)
Rate of prepayment increases by 5% per annum (3)	$47,784	($ 78)
Rate of prepayment increases by 10% per annum (3)	$47,760	($ 102)
Discount rates increase by 100 basis points	$47,234	($ 628)
Discount rates increase by 200 basis points	$46,619	($1,243)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss.
(2)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO receivables. To the extent the IO receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our OC pieces.
(3)	For example, an 18% assumed rate of prepayment would be increased to 23% or 28% based on increases of 5% or 10% per annum, respectively.
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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at March 31, 2008 and December 31, 2007 our consolidated balance sheets do not include $121.8 million and $141.8 million of assets, respectively, and $75.0 million and $94.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At March 31, 2008, the partners’ capital of the QSPEs was $46.8 million and the estimated fair value of the associated Retained Interests was approximately $47.4 million.
The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 11.4% and 11.9% during the three months ended March 31, 2008 and 2007, respectively.
Servicing fee income for the three months ended March 31, 2008 and 2007 for loans held by the QSPEs was approximately $94,000 and $142,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Debt:
Information on our debt was as follows:

						Weighted Average
	March 31, 2008		December 31, 2007			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	March 31,	December 31,
	Amount	Value	Amount	Value	Maturities	2008	2007
	(Dollars in thousands)

Debentures	$8,190	$8,166	$8,190	$8,165	2013 to 2015	5.90%	5.90%

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	8.08%	8.48%

Credit facilities:
Conduit facility (1)	23,250	23,250	23,950	23,950	2008	4.16%	6.16%
Revolving credit facility	2,200	2,200	—	—	2009	4.50%	N/A

	25,450	25,450	23,950	23,950

Redeemable preferred stock of subsidiary	4,000	3,795	4,000	3,768	2009 to 2010	4.00%	4.00%

Debt	$64,710	$64,481	$63,210	$62,953

(1)	The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility.
Principal payments required on our consolidated debt at March 31, 2008 were as follows (face amount):

Twelve Months
Ending March 31,	Total
(In thousands)
2009	$23,250
2010	4,200
2011	2,000
2012	—
2013	—
Thereafter	35,260

$64,710

Note 5. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,765,000 and 10,754,000 for the three months ended March 31, 2008 and 2007, respectively. For purposes of calculating the dilutive effect of options to purchase common shares, the weighted average shares outstanding were increased by approximately 13,000 shares during the three months ended March 31, 2007.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 99,000 and 19,000 common shares during the three months ended March 31, 2008 and 2007, respectively, because the options’ exercise prices were greater than the average market price of the stock.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Dividends Declared:
The Board of Trust Managers declared a $0.20 per common share quarterly dividend to common shareholders of record on March 31, 2008, which was paid on April 7, 2008.
We have certain covenants within our debt facilities which limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
Note 7. Income Taxes:
PMC Commercial has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. In order to meet our 2008 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared in 2008 as distributions of 2007’s REIT taxable income.
PMC Commercial has wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to Federal income taxes. The income generated from the TRS’s is taxed at normal corporate rates.
Our income tax provision consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Federal:
Current provision	$100	$151
Deferred benefit	(18)	(9)

Income tax provision	$82	$142

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax provision was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Income before income taxes	$214	$386

Expected Federal income tax provision	$74	$134
Preferred dividend of subsidiary recorded as minority interest	8	8

Income tax provision	$82	$142

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Other Income:
Other income consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Prepayment fees	$296	$248
Servicing income (1)	167	214
Other loan related income	63	63
Premium income (2)	62	160
Equity in earnings	27	24
Other	122	32

	$737	$741

(1)	We earn fees for servicing all loans held by the QSPEs and First Western’s loans sold into the secondary market.
(2)	Premium income results from the sale of the guaranteed portion of First Western’s loans pursuant to Secondary Market Loan Sales.
Note 9. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Reclassification from loan receivable to asset acquired in liquidation	$—	$1,451

Loan receivable established through due to affiliate	$—	$3,486

Loan receivable originated in connection with the sale of an asset acquired in liquidation	$—	$1,363

Note 10. Fair Value Measurements:
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands the disclosures about fair value measurements. Although the adoption of SFAs No. 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
As of March 31, 2008, we have one asset, Retained Interests, that is required to be measured at fair value on a recurring basis. Fair value, per generally accepted accounting principles, is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
measurement. In general, quoted market prices from active markets for the identical asset (“Level 1” inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if “Level 2” inputs are available. “Level 2” inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus these determinations are not available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.
We use “Level 3” inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests during the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balances as of beginning of period	$48,616	$55,724
Principal collections	(660)	(1,227)
Realized gains included in net income (1)	(60)	(110)
Investments	25	271
Permanent impairments	(281)	(24)
Unrealized appreciation	222	179

Balances as of end of period	$47,862	$54,813

(1)	Included within income from retained interests in transferred assets.
Note 11. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $23.1 million at March 31, 2008, of which approximately $14.9 million were for prime-based loans to be originated by First Western, the government portion of which (typically 75% to 85% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.
At March 31, 2008, all of our commitments and approvals were for variable-rate loans based on either the prime rate plus 0.88% to 2.75% or the 90-day LIBOR plus 3.25%. The weighted average interest rate on our loan commitments and approvals at March 31, 2008 was 6.7%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
March 31,	Total
(In thousands)
2009	$194
2010	205
2011	217
2012	131

$747

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
Litigation
We had significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary, Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the master lease agreement.
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
Note 12. Business Segments:
Operating results are presented for our reportable business segments. These segments are categorized by line of business which also corresponds to how they are operated. The segments historically included (1) the Lending Division, which originates loans to small businesses primarily in the hospitality industry and (2) the Property Division, which operated certain of our hotel properties. With respect to the operations of our Lending Division, we do not differentiate between subsidiaries or loan programs.
Business segment data for the three months ended March 31, 2008 and 2007 was as follows:

	For the Three Months Ended March 31,
	2008			2007
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$6,422	$6,412	$10	$6,698	$6,691	$7

Total expenses	3,273	3,273	—	3,536	3,228	308

Income (loss) before income tax provision, minority interest and discontinued operations	3,149	3,139	10	3,162	3,463	(301)

Income tax benefit (provision)	(82)	(83)	1	(142)	(154)	12

Minority interest (preferred stock dividend of subsidiary)	(22)	(22)	—	(22)	(22)	—

Income (loss) from continuing operations	3,045	3,034	11	2,998	3,287	(289)

Discontinued operations	338	335	3	(177)	(177)	—

Net income (loss)	$3,383	$3,369	$14	$2,821	$3,110	$(289)

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
     The following discussion of our financial condition at March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
BUSINESS
     We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our loans are predominantly to borrowers in the limited service hospitality industry. We then sell certain of our loans receivable through privately-placed structured loan transactions. Historically, we have retained residual interests in all loans receivable sold through a subordinate financial interest in the related QSPEs. We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. As a REIT, we must annually distribute at least 90% of our REIT taxable income to our shareholders.
     Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, competitive and regulatory factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on the volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates.
RECENT DEVELOPMENTS AND TRENDS THAT MAY AFFECT OUR BUSINESS
     The following provides an update of our recent developments and trends that may affect our business included in our Annual Report on Form 10-K for the year ended December 31, 2007 that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our ability to complete a securitization, the performance of our loans and/or the performance of the QSPEs.
     Our net income during the first three months of 2008 was $3,383,000 ($0.31 per share), including prepayment fees and recognition of previously deferred gains, which compares favorably to net income of $2,648,000 ($0.24 per share) and $2,821,000 ($0.26 per share) during the three months ended December 31, 2007 and March 31, 2007, respectively. Our loan portfolio continues to perform well with continued low loan losses. However, we are facing several economic challenges that are impacting our ability to fully utilize our lending platform and causing reduced yield on our assets as interest rates decline.

The economic challenges include: (i) reduced availability of capital, (ii) continued prepayments on our serviced portfolio, (iii) lowering of short-term market interest rates and (iv) economic recession. As a result of these challenges, we proactively reduced our quarterly dividend from $0.30 per share to $0.20 per share in March 2008. The Board of Trust Managers (“Board”) established the dividend in an amount it believes can reasonably be paid each of the four quarters of this year. In setting the dividend, the Board considered the likely adverse impact on our earnings from declining interest rates affecting our existing portfolio, which is composed primarily of variable-rate loans, and new loan originations in the current market of diminished liquidity available to us.
Liquidity
     The availability of capital for providers of real estate financing started to deteriorate during 2007 with the initial cause of the deterioration being credit concerns in the sub-prime residential mortgage market. We are neither an originator of sub-prime mortgages nor an originator of single-family residential mortgages. However, as a result of these concerns, there has been a spillover effect and during 2008, banks, insurance companies and other capital providers have substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. At the current time, the market for commercial loan asset-backed securitizations is severely limited. We cannot anticipate when, or if, we will be able to access this market in the future.
     Our conduit facility matured on May 2, 2008. The balance outstanding on the conduit facility (approximately $22 million) was repaid on April 30, 2008 using proceeds from our revolving credit facility. We are working with the provider of our revolving credit facility and other financial institutions to increase the availability of short-term borrowings from $45 million to a minimum of $70 million. The credit markets remain extremely illiquid making it difficult to increase availability under our revolving credit facility at this time. Therefore, there can be no assurance that we will be able to increase the amount available under our revolving credit facility or identify other sources of funds with acceptable terms. We have availability through 2009 under our current revolving credit facility; however, the limited amount of capital available to originate new loans will cause us to limit non-SBA 7(a) loan origination activity.
Loan Activity
     During the first quarter of 2008 we originated approximately $17.1 million of loans. The market segment for limited service hospitality loans continues to be competitive and our ability to originate loans is constrained by our availability of funds. We anticipate that our fundings during the remaining three quarters of 2008 will be approximately $25 million to $35 million. During April 2008 we originated approximately $8.9 million of loans.
     The competitive nature of this market has resulted in a significant increase in the amount of prepayments of our serviced loans. We had greater than $84 million of prepayments in 2007 and over $28 million during the first three months of 2008. As shown in the table below, the result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $312 million at March 31, 2008. While we believe that we will continue to see high levels of prepayment activity during the remainder of 2008, the credit market disruptions may have a moderating effect. During April 2008, prepayments on our retained portfolio and securitized loans were $1.4 million and $5.2 million, respectively.
     Information on our serviced portfolio is provided since we retain a residual interest in the cash flows from our sold loans. Therefore, the performance of these loans impacts our profitability and our cash available for dividend distributions.

     Information on our serviced portfolio, including prepayment trends, was as follows:

	March 31,	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Serviced portfolio (1)	$312,535	$326,368	$397,567	$447,220	$468,158

Loan originations	$17,136	$44,419	$71,530	$58,852	$53,659

Prepayments	$28,467	$84,137	$91,710	$41,049	$15,931

% Prepayments (2) (3)	8.7%	21.2%	20.5%	8.8%	3.2%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.
(2)	Represents prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year.
(3)	For the three months ended March 31, 2008, annualized prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year are 34.9%.
     We are in the process of further expanding our marketing initiatives for the SBA 7(a) program. The typical size of a SBA 7(a) program loan is smaller than our other lending programs. We anticipate that as a result of First Western’s preferred lender status and these expanded marketing initiatives, our originations under the SBA 7(a) program will increase; however, to date we have not realized a significant increase in fundings. We are beginning to see an increase in commitments.
Additional Opportunities
     We continue to explore additional investment and business opportunities. However, as a result of current market disruptions, investment in these opportunities may be limited. We are evaluating investment opportunities in the banking industry which may provide alternative and/or lower costs of funds as well as alternative lending products. To the extent we were to invest in certain opportunities in the banking industry, we may no longer be able to operate as a REIT. These changes may require shareholder approval. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current or anticipated levels. In order to finance these investments, we anticipate utilizing alternative sources of funds and/or our revolving credit facility.
Short-term Market Interest Rates
     As a result of actions by the Federal Reserve Bank and other economic events during the first quarter of 2008, LIBOR is down significantly. Most of our retained loans (approximately $149.7 million) and our consolidated debt (approximately $52.5 million) are based on LIBOR or the prime rate. On the net difference of $97.2 million between our variable-rate loans and debt, interest rate reductions will have a negative impact on our future earnings. During the first quarter of 2008, the base interest rate (LIBOR) charged to our borrowers was 4.73% which declined to 2.70% during the second quarter of 2008 (set on April 1, 2008). In general, a 2% reduction in variable interest rates will cause a reduction in our net interest income of approximately $1.9 million assuming no other portfolio changes.
Real Estate Market Risk
     Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. There have been significant increases in gasoline prices. When gas prices sharply increase, occupancy rates for properties located on interstate highways may decrease. These factors may cause a reduction in revenue per available room. In addition, the operations of the limited service hospitality properties collateralizing our loans may be negatively impacted by an economic recession. Our loan portfolio has continued to experience a limited amount of delinquencies and charge-offs; however, as a result of these economic factors, there can be no assurance that this positive performance will continue.

LOAN PORTFOLIO INFORMATION AND STATISTICS
General
     Loans originated during the first three months of 2008 were approximately $17.1 million, which is greater than the $15.4 million of loans we originated during the same period in 2007 (including approximately $3.5 million repurchased from one of our securitizations and $1.4 million from the sale of an asset acquired in liquidation). We currently anticipate loan originations to be between $25 million and $35 million during the remaining three quarters of 2008. At March 31, 2008, December 31, 2007 and March 31, 2007, our outstanding commitments to fund loans were approximately $23.1 million, $32.1 million and $30.4 million, respectively. All of our current commitments are for variable-rate loans which provide an interest rate match with our present sources of funds. We believe that our LIBOR-based loan program (1) allows us to compete more effectively with the diminishing market share of variable-rate products, (2) provides us with a more attractive securitization product and (3) provides us with a net interest spread that is less susceptible to interest rate risk than fixed-rate loan programs.
     In addition to our retained portfolio, at March 31, 2008, we service approximately $139.7 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).
Loan Portfolio Rollforward
     Loans originated and principal repayments on our retained loans receivable were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Loan Originations:
Commercial mortgage loans	$13.4	$11.0
SBA 7(a) program loans	1.8	1.4
Loan originated in connection with sale of asset acquired in liquidation	—	1.4
SBA 504 program loans (1)	1.9	1.6

Total loans originated	$17.1	$15.4

Principal Repayments:
Prepayments	$9.0	$10.4
Proceeds from the sale of SBA 7(a) guaranteed loans	1.0	2.0
Scheduled principal payments	0.7	1.0
Balloon maturities of SBA 504 program loans	—	3.9

Total principal repayments	$10.7	$17.3

(1)	Represents second mortgages originated under the SBA 504 program which are repaid by certified development companies.

Interest Rate and Yield Information
     Interest rate and yield information on our Retained Portfolio was as follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
Weighted average contractual interest rate	8.3%	9.0%	9.3%

Annualized average yield (1) (2)	8.8%	10.1%	9.8%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.
(2)	For the three month periods ended March 31, 2008 and 2007 and for the year ended December 31, 2007.
     The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the second quarter of 2008 (set on April 1, 2008) is 2.70% and 5.25%, respectively, while the LIBOR and prime rate charged during the first quarter of 2008 (set on January 1, 2008) was 4.73% and 7.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable.
     The weighted average contractual interest rate on our Aggregate Portfolio was 8.7%, 9.2% and 9.4% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.
Loan Portfolio Breakdown
     Our retained loans receivable, net, was comprised of the following:

	March 31, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$135,698	78.8%	8.2%	$129,650	78.1%	9.0%
Fixed-rate	22,600	13.1%	8.6%	22,794	13.8%	8.6%
Variable-rate — prime	13,964	8.1%	9.2%	13,525	8.1%	9.6%

	$172,262	100.0%	8.3%	$165,969	100.0%	9.0%

     Our loans receivable were approximately 93% concentrated in the hospitality industry at March 31, 2008. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.
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

     Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Problem Loans:
Loans receivable	$4,017	$49
Sold loans of QSPEs (1)	321	—

	$4,338	$49

Special Mention Loans:
Loans receivable	$2,375	$3,064
Sold loans of QSPEs (1)	1,033	1,022

	$3,408	$4,086

Percentage Problem Loans:
Loans receivable	2.3%	—
Sold loans of QSPEs (1)	0.3%	—

Percentage Special Mention Loans:
Loans receivable	1.4%	1.8%
Sold loans of QSPEs (1)	1.0%	0.8%

(1)	We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.
     The increase in problem loans from December 31, 2007 to March 31, 2008 is primarily due to a loan ($3.8 million) included in our retained portfolio which was past due 60 days as to principal and interest and the fair value of the collateral is less than the remaining unamortized principal balance. The operations of the property underlying this limited service hospitality loan have been significantly impacted by weather-related damage. While the borrower is currently working with insurance providers to repair the damage, the timing of insurance proceeds is uncertain.
     At March 31, 2008 and December 31, 2007, we had reserves of $115,000 and $42,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.04% during both the three months ended March 31, 2008 and 2007. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Overview
     Our first quarter 2008 income from continuing operations remained relatively constant at $3,045,000 ($0.28 per share) compared to our first quarter 2007 income from continuing operations of $2,998,000 ($0.28 per share). Our net income increased to $3,383,000 ($0.31 per share) during the three months ended March 31, 2008 from $2,821,000 ($0.26 per share) during the three months ended March 31, 2007.
     Our total revenues decreased by 4.1%. The primary reason for the decrease in revenues was a reduction in interest income. Interest income decreased by $290,000 (7.1%) during the three months ended March 31, 2008. Assuming LIBOR and the prime rate remain the same or continue to decrease, our interest income will decrease until our investment portfolio increases.
     Our total expenses decreased by 7.4%. The primary reasons for the decrease in expenses were reductions in (1) interest expense of $114,000 (8.6%) and (2) general and administrative expenses.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
     Interest income consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Interest income — loans	$3,601	$3,846
Interest income — idle funds	88	79
Accretion of loan fees and discounts	77	131

	$3,766	$4,056

     The decrease in interest income — loans (6.4%) was primarily attributable to decreases in interest rates partially offset by an increase in our weighted average loans receivable outstanding of $4.2 million (2.5%) to $169.8 million during the three months ended March 31, 2008 from $165.6 million during the three months ended March 31, 2007. Our weighted average interest rate decreased from 9.3% at March 31, 2007 to 8.3% at March 31, 2008. At March 31, 2008, approximately 87% of our loans had variable interest rates. The rate on which we base most of our variable-rate loans, LIBOR, decreased from 5.36% during the first quarter of 2007 to 4.73% during the first quarter of 2008. On April 1, 2008, LIBOR further reduced to 2.70%. Accordingly, it is anticipated that our interest yield will be lower during the remainder of 2008.
     Income from Retained Interests remained relatively constant. The weighted average balance of our Retained Interests outstanding decreased $7.1 million to $48.2 million during the three months ended March 31, 2008 compared to $55.3 million during the three months ended March 31, 2007. Offsetting this decrease was an increase in unanticipated prepayment fees of $324,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 11.4% during the three months ended March 31, 2008 from 11.9% during the three months ended March 31, 2007. We believe that our income from Retained Interests will decrease as scheduled principal payments and prepayments of our sold loans occur.
     Other income consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Prepayment fees	$296	$248
Servicing income	167	214
Other loan related income	63	63
Premium income	62	160
Other	149	56

	$737	$741

     Prepayment activity has remained at relatively high levels, which we believe will continue during the remainder of 2008. Prepayment fees on our variable-rate loans are generally less on a per loan basis than on our fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate, as the outstanding principal balance of our fixed-rate loans declines, that prepayment fees will decline. In addition, during the last several years we have originated, and will likely continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.
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
Interest Expense
     Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Junior subordinated notes	$560	$590
Conduit facility	352	519
Debentures payable	124	122
Revolving credit facility	85	21
Other	90	73

	$1,211	$1,325

     The weighted average cost of our funds at March 31, 2008 was 6.0% compared to 7.1% at March 31, 2007. Interest expense on the conduit facility and junior subordinated notes decreased primarily as a result of decreases in variable interest rates. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility.
Other Expenses
     Our combined general and administrative expenses and salaries and related benefits expense during the three months ended March 31, 2008 decreased to $1,708,000 compared to $1,883,000 during the three months ended March 31, 2007 primarily due to a reduction in general and administrative expenses. The primary reason for the reduction was costs incurred during the three months ended March 31, 2007 for evaluation of new investments and alternative sources of funds.
     Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $281,000 and $24,000 for the three months ended March 31, 2008 and 2007, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.
     Our provision for losses on rent and related receivables (Arlington) was $239,000 during the three months ended March 31, 2007.
Discontinued Operations
     We recorded gains on sales of real estate of $338,000 during the three months ended March 31, 2008 primarily due to the income recognition on a previously unamortized deferred gain. Gains of $27,000 were recorded during the three months ended March 31, 2007. Our remaining deferred gains total approximately $1.9 million at March 31, 2008. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.

     Impairment losses were $233,000 for the three months ended March 31, 2007 related to an estimated decline in fair value of an asset acquired in liquidation. In addition, net earnings from discontinued operations were $29,000 during the three months ended March 31, 2007 primarily related to an asset acquired in liquidation. We did not have any assets acquired in liquidation during the three months ended March 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
     Information on our cash flow was as follows:

	Three Months Ended
	March 31,
	2008	2007	Change
	(In thousands)
Cash provided by operating activities	$2,475	$3,867	$(1,392)
Cash provided by (used in) investing activities	$(6,598)	$5,087	$(11,685)
Cash used in financing activities	$(1,731)	$(3,738)	$2,007
Operating Activities
     Net cash flow from operating activities is primarily used to fund our dividends. The reduction was caused by lower proceeds from the sale of guaranteed loans of approximately $1.0 million. During the three months ended March 31, 2007, we had cash from operating activities before the change in operating assets and liabilities of $4,557,000 that was in excess of our dividend distributions by $254,000. During the three months ended March 31, 2008, dividend distributions exceeded cash from operating activities before the change in operating assets and liabilities of $3,091,000 by $140,000. To the extent cash from operating activities does not cover the current dividend distribution rate, the Board may choose to modify the dividend policy.
Investing Activities
     During the three months ended March 31, 2008, the primary source of funds from our investing activities was principal collected on Retained Interests of $660,000 while the primary use of funds was loans funded, net of principal collected on loans receivable of $6,114,000. During the three months ended March 31, 2007, the primary sources of funds were (1) principal collected on loans receivable, net of loans funded, of $5,700,000 and (2) net principal collected on Retained Interests of $974,000.
Financing Activities
     We used funds in financing activities during the three months ended March 31, 2008 and 2007 primarily to pay dividends of $3,231,000 and $4,303,000, respectively. During the three months ended March 31, 2008, the primary source of funds from our financing activities was proceeds from credit facilities, net, of $1,500,000.

Sources and Uses of Funds
Sources of Funds
     Our financial condition remains strong. We continue to have debt-to-equity ratios well below 1:1 with the ratio being 0.5:1 at March 31, 2008. This ratio is well below that of typical specialty commercial finance companies. In general, our liquidity requirements include origination of new loans, debt principal and interest requirements. Our operating revenues are typically utilized to pay our operating expenses and dividends. We have currently been utilizing principal collections on existing loans receivable and Retained Interests and borrowings under our uncollateralized revolving credit facility (the “Revolver”) as our primary sources of funds. In addition, we may utilize, as deemed appropriate by prevailing market conditions, a combination of the following sources to generate funds:
•	Structured loan financings or sales;

•	Issuance of SBA debentures;

•	Issuance of junior subordinated notes; and/or

•	Common equity issuance.
     Our conduit facility matured on May 2, 2008. The balance outstanding on the conduit facility (approximately $22.0 million) was repaid on April 30, 2008 using proceeds from our Revolver. We are working with the provider of our Revolver and other financial institutions to increase the availability of short-term borrowings from $45 million to a minimum of $70 million. The credit markets remain extremely illiquid making it difficult to increase availability under our revolving credit facility at this time. Therefore, there can be no assurance that we will be able to increase the amount available under our Revolver or identify other sources of funds with acceptable terms. We have availability through 2009 under our current Revolver; however, the limited amount of capital available to originate new loans will cause us to limit non-SBA 7(a) loan origination activity.
     We expect that these sources of funds and cash on hand will be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available, we will have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
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
     Prior to 2004, our primary source of long-term funds was structured loan sale transactions. From 2004 to 2007, our working capital was provided through credit facilities and the issuance of junior subordinated notes. Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, the change in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, has a detrimental effect on our ability to sell loans receivable thereby reducing our ability to fund loans. The timing and pricing of a structured loan transaction also has significant impact on our financial condition and results of operations. At the current time, the market for commercial loan asset-backed securitizations is severely limited. We cannot anticipate when, or if, we will be able to access this market in the future.
     At March 31, 2008, we had availability of $42.8 million under our Revolver which matures in December 2009. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The Revolver requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At March 31, 2008, we were in compliance with the covenants of this facility. As of May 6, 2008, we had $28.5 million outstanding under our Revolver which was used primarily to repay the remaining balance on our conduit facility and for funding of loans.

Uses of Funds
     The primary use of our funds is to originate commercial mortgage loans to small businesses in the limited service hospitality industry. Our outstanding commitments to fund new loans were $23.1 million at March 31, 2008, of which $14.9 million were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (typically 75% to 85% of each loan) will be sold into the secondary market. These commitments have fixed expiration dates and generally require payment of a fee to us. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During the remaining three quarters of 2008, we anticipate loan originations will range from approximately $25 million to $35 million which has been negatively impacted by the current market of diminished liquidity available to us. However, to the extent that we are able to increase the amount of capital available under our Revolver or generate other financing sources, we anticipate that future 2008 loan originations will exceed $35 million.
     In addition, we may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity.
DIVIDENDS
     Our shareholders are entitled to receive dividends when and as declared by the Board. The Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance in determining dividend policy. In general, the Board also uses cash flow from operating activities adjusted for changes in operating assets and liabilities in determining the amount of dividends declared. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
     The Board declared a $0.20 per share quarterly dividend to common shareholders of record on March 31, 2008, which was paid on April 7, 2008. The Board established the dividend in an amount it believes can reasonably be paid each of the four quarters of this year. In setting the dividend, the Board considered the likely adverse impact on our earnings from declining interest rates affecting our existing portfolio, which is composed primarily of variable-rate loans, and greater uncertainty surrounding our prospects for new loan originations in the current market of diminished liquidity available to us.
     As a result of our REIT taxable income being greater than our distributions during prior periods, a portion of dividends paid during 2008 will be used to satisfy our 2007 dividend requirement. These distributions are known as spillover dividends. The Board may utilize the shortfall caused by spillover dividends to allow dividends declared in 2008 to exceed our 2008 REIT taxable income.
REIT TAXABLE INCOME
     REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

     The following reconciles net income to REIT taxable income:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$3,383	$2,821
Tax depreciation	(15)	(11)
Book/tax difference on property sales	(338)	419
Book/tax difference on Retained Interests, net	352	294
Impairment losses	—	233
Book/tax difference on rent and related receivables	—	239
Book/tax difference on amortization and accretion	(47)	(74)
Asset valuation	70	(302)
Other book/tax differences, net	66	264

Subtotal	3,471	3,883

Less: taxable REIT subsidiaries net income, net of tax	(133)	(244)

REIT taxable income	$3,338	$3,639

Distributions declared	$2,153	$3,226

Weighted average common shares outstanding	10,765	10,754

     As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income. We may make an election under the Code to treat a portion of distributions declared in the current year as distributions of the prior year’s taxable income. Upon election, the Code provides that, in certain circumstances, a dividend declared subsequent to the close of an entity’s taxable year and prior to the extended due date of the entity’s tax return may be considered as having been made in the prior tax year in satisfaction of income distribution requirements.
     Our taxable REIT subsidiaries net income has not historically been distributed to PMC Commercial. To the extent the subsidiary distributes their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2007, approximately $3.5 million of earnings were accumulated but not distributed. During April 2008, we distributed $2.0 million of earnings from one of our taxable REIT subsidiaries to PMC Commercial.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to liquidity risk, real estate risk and interest rate risk as described below. Although management believes that the quantitative analysis on interest rate risk below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our balance sheet and other business developments that could affect our financial position and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.
MARKET RISK
     Market risk is the exposure to loss resulting from changes in various market metrics. The primary risks that we are exposed to are liquidity risk, real estate risk and interest rate risk.
Liquidity Risk
     We are subject to market changes in the debt and asset-backed securities markets. These markets are currently experiencing disruptions, which could have a short-term adverse impact on our earnings and financial condition.
     Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. As described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds,” our conduit facility matured without an additional extension and we currently need additional capital to sustain portions of our lending programs. We attempt to mitigate the impact of debt market disruptions by obtaining adequate debt facilities. We are currently trying to identify additional sources of funds at a reasonable cost. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of such debt facilities will be on economically reasonable terms.
     The secondary mortgage markets are also currently experiencing disruptions resulting from reduced investor demand for asset-backed securities and increased investor yield requirements for these obligations. In light of these conditions, we currently expect to finance our loan portfolio with our current capital and Revolver.
Real Estate Risk
     The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are collateral for our loans. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
•	national, regional and local economic conditions;
•	significant rises in gasoline prices within a short period of time;
•	local real estate conditions (including an oversupply of commercial real estate);
•	natural disasters including hurricanes and earthquakes, acts of war and/or terrorism and other events that may cause performance declines and/or losses to the owners and operations of the real estate securing our loans;
•	changes or continued weakness in limited service hospitality properties;
•	construction quality, construction cost, age and design;
•	demographic factors;
•	increases in operating expenses (such as energy costs); and
•	limitations in the availability and cost of leverage.
     In the event operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

     The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our retained portfolio:

	Three Months	Year Ended	Three Months
	Ended	December 31,	Ended
	March 31, 2008	2007	March 31, 2007
	(In thousands)
Provision for loan losses	$73	$123	$71
Loan losses increase by 50 basis points (1)	285	949	278
Loan losses increase by 100 basis points (1)	497	1,775	485

(1)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
VALUATION OF LOANS RECEIVABLE
     Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current market discount rate, potential prepayment risks and loan losses. If we were required to sell our loans at a time we would not otherwise do so, there can be no assurance that management’s estimates of fair values would be obtained and losses could be incurred.
     Our loans receivable are approximately 87% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable. Currently, management believes that our LIBOR-based loans generally have spreads that approximate market interest rates; therefore, the value of these loans approximates our amortized cost. We had $149.7 million of variable-rate loans at March 31, 2008.
     We had $22.6 million and $22.8 million of fixed-rate loans receivable at March 31, 2008 and December 31, 2007, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $23.0 million and $23.6 million at March 31, 2008 and December 31, 2007, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans receivable, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities.
     The average maturity of our loan portfolio is less than its average contractual terms because of prepayments. The average life of mortgage loans receivable tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans receivable and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans receivable (due to refinancing of fixed-rate loans).

INTEREST RATE SENSITIVITY
     At March 31, 2008 and December 31, 2007, we had $149.7 million and $143.2 million of variable-rate loans receivable, respectively, and $52.5 million and $51.0 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($97.2 million and $92.2 million at March 31, 2008 and December 31, 2007, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2008 and December 31, 2007, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $972,000 and $922,000, respectively, on an annual basis.
DEBT
     Our debt is comprised of SBA debentures, junior subordinated notes, credit facilities and redeemable preferred stock of subsidiary. At March 31, 2008 and December 31, 2007, approximately $12.0 million and $11.9 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR (or approximates LIBOR) and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2008, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $525,000.
     Our fixed-rate debt at March 31, 2008 is primarily comprised of SBA debentures which currently have prepayment penalties up to 2% of the principal balance.
     The following tables present the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2008 and December 31, 2007:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,915	$1,880	$—	$—	$8,166	$11,961	$11,858
Variable-rate debt (LIBOR based) (3)	23,250	2,200	—	—	—	27,070	52,520	48,194

Totals	$23,250	$4,115	$1,880	$—	$—	$35,236	$64,481	$60,052

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2008 was 6.3%.
(3)	The weighted average interest rate of our variable-rate debt at March 31, 2008 was 6.2%.

	Years Ending December 31,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,901	$1,867	$—	$—	$8,165	$11,933	$11,519
Variable-rate debt (LIBOR based) (3)	23,950	—	—	—	—	27,070	51,020	47,400

Totals	$23,950	$1,901	$1,867	$—	$—	$35,235	$62,953	$58,919

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2007 was 6.3%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2007 was 7.4%.
RETAINED INTERESTS
     Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at March 31, 2008, the estimated fair value of our Retained Interests at March 31, 2008 would have decreased by approximately $0.6 million and $1.2 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2007, the estimated fair value of our Retained Interests at December 31, 2007 would have decreased by approximately $0.8 million and $1.6 million, respectively.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

PMC Commercial Trust

Date: 5/12/08	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date: 5/12/08	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)