Form 10-Q
period 2008-06-30
PMC COMMERCIAL TRUST /TX
filed 2008-08-11
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of August 5, 2008, the Registrant had outstanding 10,781,533 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Loans receivable, net	$193,004	$165,969
Retained interests in transferred assets	33,463	48,616
Cash and cash equivalents	4,688	11,485
Restricted investments	1,796	1,236
Mortgage-backed security of affiliate	469	536
Deferred tax asset, net	179	185
Other assets	3,255	3,393

Total assets	$236,854	$231,420

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	22,600	23,950
Structured notes and debentures payable	15,371	8,165
Redeemable preferred stock of subsidiary	3,821	3,768
Borrower advances	3,115	3,066
Dividends payable	2,488	3,293
Accounts payable and accrued expenses	1,780	1,933
Deferred gains on property sales	1,430	2,192
Other liabilities	442	729

Total liabilities	78,117	74,166

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,067,883 and 11,051,383 shares issued at June 30, 2008 and December 31, 2007, respectively, 10,781,533 and 10,765,033 shares outstanding at June 30, 2008 and December 31, 2007, respectively	111	111
Additional paid-in capital	152,427	152,331
Net unrealized appreciation of retained interests in transferred assets	999	1,945
Cumulative net income	158,031	151,119
Cumulative dividends	(150,500)	(145,921)

	161,068	159,585

Less: Treasury stock; at cost, 286,350 shares at June 30, 2008 and December 31, 2007	(3,231)	(3,231)

Total beneficiaries’ equity	157,837	156,354

Total liabilities and beneficiaries’ equity	$236,854	$231,420

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
Interest income	$7,285	$8,254	$3,519	$4,198
Income from retained interests in transferred assets	4,196	3,978	2,277	2,077
Other income	1,155	1,381	418	640

Total revenues	12,636	13,613	6,214	6,915

Expenses:
Salaries and related benefits	2,591	2,381	1,352	1,214
Interest	2,165	2,745	954	1,420
General and administrative	1,123	1,296	654	580
Permanent impairments on retained interests in transferred assets	377	123	96	99
Provision for (reduction of) loan losses, net	12	52	(61)	(13)
Provision for loss on rent and related receivables	—	239	—	—

Total expenses	6,268	6,836	2,995	3,300

Income before income tax provision, minority interest and discontinued operations	6,368	6,777	3,219	3,615

Income tax provision	(173)	(347)	(91)	(205)
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	(23)	(23)

Income from continuing operations	6,150	6,385	3,105	3,387

Discontinued operations:
Gains on sales of real estate	762	1,279	424	1,252
Impairment losses	—	(233)	—	—
Net losses	—	(441)	—	(470)

	762	605	424	782

Net income	$6,912	$6,990	$3,529	$4,169

Weighted average shares outstanding:
Basic	10,766	10,755	10,767	10,756

Diluted	10,766	10,764	10,767	10,762

Basic and diluted earnings per share:
Income from continuing operations	$0.57	$0.59	$0.29	$0.32
Discontinued operations	0.07	0.06	0.04	0.07

Net income	$0.64	$0.65	$0.33	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)

Net income	$6,912	$6,990	$3,529	$4,169

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(844)	287	(901)	108
Net realized gains included in net income	(102)	(221)	(42)	(111)

	(946)	66	(943)	(3)

Comprehensive income	$5,966	$7,056	$2,586	$4,166

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

	Six Months Ended June 30, 2008
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity

Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$156,354
Net unrealized depreciation	—	—	—	(946)	—	—	—	(946)
Share-based compensation expense	16,500	—	96	—	—	—	—	96
Dividends ($0.425 per share)	—	—	—	—	—	(4,579)	—	(4,579)
Net income	—	—	—	—	6,912	—	—	6,912

Balances, June 30, 2008	10,781,533	$111	$152,427	$999	$158,031	$(150,500)	$(3,231)	$157,837

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$6,912	$6,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13	67
Permanent impairments on retained interests in transferred assets	377	123
Gains on sales of real estate	(762)	(1,279)
Deferred income taxes	6	14
Provision for loan losses, net	12	52
Provision for losses on rent and related receivables	—	239
Impairment losses	—	233
Premium income adjustment	(6)	49
Amortization and accretion, net	(128)	(121)
Share-based compensation	96	104
Capitalized loan origination costs	(92)	(108)
Loans funded, held for sale	(3,404)	(1,195)
Proceeds from sale of guaranteed loans	1,856	2,349
Loan fees collected, net	(3)	142
Change in operating assets and liabilities:
Due to/from affiliates, net	(40)	(700)
Other assets	254	451
Borrower advances	49	651
Accounts payable and accrued expenses	(177)	(929)
Other liabilities	(82)	104

Net cash provided by operating activities	4,881	7,236

Cash flows from investing activities:
Loans funded	(24,700)	(22,175)
Principal collected on loans receivable	20,661	27,001
Principal collected on retained interests in transferred assets	818	2,539
Proceeds from sales of assets acquired in liquidation, net	—	1,116
Proceeds from sales of hotel properties, net	—	1,060
Principal collected on mortgage-backed security of affiliate	51	110
Investment in retained interests in transferred assets	(2,820)	(253)
Release of (investment in) restricted investments, net	1,046	(397)
Purchase of furniture, fixtures and equipment	—	(37)

Net cash provided by (used in) investing activities	(4,944)	8,964

Cash flows from financing activities:
Proceeds from (repayment of) credit facilities, net	(1,350)	2,175
Payment of principal on mortgage notes	—	(2,642)
Payment of dividends	(5,384)	(7,529)

Net cash used in financing activities	(6,734)	(7,996)

Net increase (decrease) in cash and cash equivalents	(6,797)	8,204

Cash and cash equivalents, beginning of year	11,485	3,739

Cash and cash equivalents, end of period	$4,688	$11,943

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of June 30, 2008 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2008 and 2007 and beneficiaries’ equity and cash flows for the six months ended June 30, 2008 and 2007 have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, the financial statements reflect all adjustments necessary to fairly present our financial position at June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.
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
The results for the three and six months ended June 30, 2008 are not necessarily indicative of future financial results.
Each of our qualified special purpose entities (“QSPE”) contains a “clean-up call” which gives PMC Commercial the option to repay the outstanding structured notes of the QSPE. PMC Joint Venture, L.P. 2001 (“the 2001 Joint Venture”) reached this option during June becoming a non-qualifying SPE; however, based on our current liquidity needs, the option was not immediately exercised. The subsidiary was determined to be a variable interest entity. Since we expect to absorb the majority of the entity’s future expected losses and receive the entity’s expected residual returns, PMC Commercial is considered to be the primary beneficiary. As a result, this subsidiary is now consolidated in PMC Commercial Trust’s financial statements effective in June 2008. The operations of the 2001 Joint Venture were previously accounted for as retained interests in transferred assets. The following table summarizes the assets and liabilities of the 2001 Joint Venture:

June 1,
2008
(In thousands)
Loans receivable	$13,760
Restricted investments	1,606
Other assets	99

Total assets	$15,465

Structured notes payable	$7,205

Total liabilities	$7,205

Subsequent to June 30, 2008, we are exercising our “clean-up call” option and, as a result, the structured notes will be repaid on August 15, 2008.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Share-Based Compensation Plans:
We granted 20,000 option awards on June 14, 2008 at an exercise price of $7.65 (the closing price on June 13, 2008). The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	3.39%
Expected Dividend Yield	11.44%
Expected Volatility	20.19%
Expected Forfeiture Rate	5.0%
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $6,000 during the three and six months ended June 30, 2008 related to this option grant. We granted 20,000 option awards on June 9, 2007 at an exercise price of $14.01 (the closing price on June 8, 2007) and recorded compensation expense of approximately $11,000 during the three and six months ended June 30, 2007.
In addition, we issued an aggregate of 16,500 restricted shares to executive officers and our Board of Trust Managers on June 14, 2008 at the then current market price of the shares of $7.65. We issued an aggregate of 11,400 and 9,060 restricted shares to executive officers and our Board of Trust Managers on June 9, 2007 and June 10, 2006, respectively, at the then current market price of the shares. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan).
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $65,000 and $73,000 during the three months ended June 30, 2008 and 2007, respectively, and $90,000 and $93,000 during the six months ended June 30, 2008 and 2007, respectively, related to restricted shares. As of June 30, 2008, there was approximately $103,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial mortgage loans (1)	$148,874	$78,259
SBIC commercial mortgage loans (2)	32,972	30,723
SBA 7(a) Guaranteed Loan Program loans	11,687	10,480
Conduit facility loans (3)	—	46,961

Total loans receivable	193,533	166,423
Less:
Deferred commitment fees, net	(475)	(412)
Loan loss reserves	(54)	(42)

Loans receivable, net	$193,004	$165,969

(1)	Includes approximately $13.7 million of loans that are collateral for the 2001 Joint Venture structured notes.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

(3)	These loans served as collateral for our conduit facility. The conduit facility matured on May 2, 2008. The remaining loans are now included in commercial mortgage loans.
The activity in our loan loss reserves was as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Balance, beginning of year	$42	$63
Provision for loan losses	31	66
Reduction of loan losses	(19)	(14)
Principal balances written-off, net	—	(66)

Balance, end of period	$54	$49

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Impaired loans requiring reserves	$156	$22
Impaired loans expected to be fully recoverable	678	—

Total impaired loans	$834	$22

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Average impaired loans	$1,415	$1,663	$2,119	$1,795

Interest income on impaired loans	$57	$—	$25	$—

Note 4. Retained Interests:
We own subordinate financial interests in several non-consolidated QSPEs (i.e., retained interests in transferred assets (“Retained Interests”)). The QSPEs are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,”) created in connection with structured loan sale transactions.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our structured loan sale transactions as of June 30, 2008 was as follows:

		2000	2002	2003
	1998	Joint	Joint	Joint
	Partnership	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$9,259	$27,317	$15,223	$23,775
Structured Notes balance outstanding	$8,857	$19,181	$8,242	$16,320
Cash in the collection account	$152	$340	$196	$3,036
Cash in the reserve account	$1,332	$1,678	$1,413	$2,069
Structured Notes outstanding for “clean-up call”	$4,186	$7,451	$6,345	$9,289
Weighted average interest rate of loans (1)	P+1.27%	9.48%	9.56%	L+4.03%
Discount rate assumptions (2)	7.2% to 15.3%	9.0% to 15.5%	8.8% to 15.3%	7.2% to 15.3%
Constant prepayment rate assumption (3)	16.00%	18.00%	18.00%	18.00%
Weighted average remaining life of Retained Interests (4)	2.34 years	1.59 years	0.50 years	0.71 years
Aggregate principal losses assumed (5)	1.28%	1.50%	—	0.52%
Aggregate principal losses to date (6)	—	1.65%	0.81%	—

(1)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	Discount rates utilized were (a) 7.2% to 9.0% for our required overcollateralization, (b) 10.8% to 11.0% for our reserve funds and (c) 15.3% to 15.5% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(4)
The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.

(5)
Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.0%. For the 2002 Joint Venture, no future losses were assumed at June 30, 2008 due to the small number of loans remaining in the pool with no indication of loss and its short-term weighted average remaining life.

(6)
Represents aggregate principal losses to date as a percentage of the principal outstanding at inception. For the 2000 Joint Venture, represents historical losses and the loss on a loan receivable repurchased by PMC Commercial due to a loan modification and assumption. For the 2002 Joint Venture, represents losses on delinquent loans receivable with a “charged-off” status repurchased by PMC Commercial.

First Western SBLC, Inc. (“First Western”) has Retained Interests related to the sale of loans originated pursuant to the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program. The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At June 30, 2008, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $29.0 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at June 30, 2008 included a prepayment speed of 22% per annum and a discount rate of 15.3%.
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
Our Retained Interests consisted of the following:

	June 30, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$380	$380	$393
1998 Partnership	501	969	257	1,727	1,655
2000 Joint Venture	8,441	1,411	242	10,094	9,703
2002 Joint Venture	7,169	1,358	191	8,718	8,538
2003 Joint Venture	10,406	1,950	188	12,544	12,175

	$26,517	$5,688	$1,258	$33,463	$32,464

	December 31, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$425	$425	$425
1998 Partnership	580	1,021	311	1,912	1,838
1999 Partnership	3,682	995	219	4,896	4,878
2000 Joint Venture	8,510	1,605	518	10,633	9,913
2001 Joint Venture	6,696	1,522	242	8,460	8,255
2002 Joint Venture	7,242	1,450	629	9,321	8,801
2003 Joint Venture	10,490	1,870	609	12,969	12,561

	$37,200	$8,463	$2,953	$48,616	$46,671

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.
On June 2, 2008, we exercised our option to repay the structured notes of one of our non-consolidated QSPEs, PMC Capital, L.P. 1999-1 (the “1999 Partnership”). We used the reserve fund of approximately $1.2 million and we used cash on hand and borrowed on our revolving credit facility totaling $2.8 million in order to repay the remaining approximately $4.0 million of structured notes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests as of June 30, 2008 highlights the volatility that results when losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$33,120	($343)
Losses increase by 100 basis points per annum (2)	$32,804	($659)
Discount rates increase by 100 basis points	$33,086	($377)
Discount rates increase by 200 basis points	$32,716	($747)

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

Due to the short-term weighted average remaining life of our Retained Interests and the diminishing value of our interest-only strip receivables, there is no material asset change for increases in prepayment rates.
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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at June 30, 2008 and December 31, 2007 our consolidated balance sheets do not include $86.1 million and $141.8 million of assets, respectively, and $52.7 million and $94.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At June 30, 2008, the partners’ capital of the QSPEs was approximately $33.4 million and the estimated fair value of the associated Retained Interests was approximately $33.1 million.
The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Annualized yield	14.5%	12.8%	15.3%	12.5%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Debt:
Information on our debt was as follows:

						Weighted Average
	June 30, 2008		December 31, 2007			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	June 30,	December 31,
	Amount	Value	Amount	Value	Maturities	2008	2007
	(Dollars in thousands)

Structured notes and debentures payable:
Debentures	$8,190	$8,166	$8,190	$8,165	2013 to 2015	5.90%	5.90%
Structured notes (1)	7,205	7,205	—	—	2008	6.36%	N/A

	15,395	15,371	8,190	8,165

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	5.95%	8.48%

Credit facilities:
Conduit facility (2)	—	—	23,950	23,950	N/A	N/A	6.16%
Revolving credit facility	22,600	22,600	—	—	2009	4.25%	N/A

	22,600	22,600	23,950	23,950

Redeemable preferred stock of subsidiary	4,000	3,821	4,000	3,768	2009 to 2010	4.00%	4.00%

Debt	$69,065	$68,862	$63,210	$62,953

(1)	Subsequent to June 30, 2008, we are exercising our “clean-up call” option and, as a result, the structured notes will be repaid on August 15, 2008.

(2)	The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility.
Note 6. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,767,000 and 10,756,000 for the three months ended June 30, 2008 and 2007, respectively. The weighted average number of common shares outstanding was approximately 10,766,000 and 10,755,000 for the six months ended June 30, 2008 and 2007, respectively. For purposes of calculating the dilutive effect of options to purchase common shares, the weighted average shares outstanding were increased by approximately 6,000 and 9,000 shares during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2008, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 95,000 and 54,000 common shares during the three months ended June 30, 2008 and 2007, respectively, and options to purchase approximately 95,000 and 34,000 common shares during the six months ended June 30, 2008 and 2007, respectively, because the options’ exercise prices were greater than the average market price of the stock.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Dividends Declared:
Dividends declared during 2008 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 7, 2008	March 31, 2008	$0.200
July 9, 2008	June 30, 2008	0.225

		$0.425

Note 8. Income Taxes:
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
Our income tax provision consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Federal:
Current provision	$167	$333	$67	$182
Deferred provision	6	14	24	23

Income tax provision	$173	$347	$91	$205

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 35%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax provision was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Income before income taxes	$451	$893	$237	$507

Expected Federal income tax provision	$157	$311	$83	$177
Preferred dividend of subsidiary recorded as minority interest	16	16	8	8

Income tax provision	$173	$327	$91	$185

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Reclassification from Retained Interests to loans receivable - 1999 Partnership	$7,596	$—

Reclassification from loan receivable to asset acquired in liquidation	$—	$4,917

Loans receivable originated in connection with the sales of hotel properties	$—	$4,380

Loans receivable originated in connection with the sales of assets acquired in liquidation	$—	$6,283

In addition, as described in Note 1, we are now consolidating the assets and liabilities of the 2001 Joint Venture, representing a non-cash transaction. Previously, the 2001 Joint Venture was reflected as Retained Interests.
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
As of June 30, 2008, we have one asset, Retained Interests, that is required to be measured at fair value on a recurring basis. Fair value, per generally accepted accounting principles, is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (“Level 1” inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if “Level 2” inputs are available. “Level 2” inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We use “Level 3” inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Value as of beginning of period	$48,616	$55,724
Principal collections	(819)	(2,539)
Realized gains included in net income (1)	(102)	(221)
Investments	2,845	271
Permanent impairments	(377)	(123)
Repurchases/Consolidation (2)	(15,856)	—
Unrealized appreciation (depreciation)	(844)	287

Value as of end of period	$33,463	$53,399

Cost at end of period	$32,464	$50,077

(1)	Included within income from retained interests in transferred assets.

(2)	Represents the 1999 Partnership and the 2001 Joint Venture.
Note 11. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $13.2 million at June 30, 2008, all of which were for prime-based loans to be originated by First Western, the government portion of which (typically 75% to 85% of each individual loan) will be sold pursuant to Secondary Market Loan Sales.
At June 30, 2008, our commitments and approvals were for variable-rate loans based on the prime rate plus 0.88% to 2.75%. The weighted average interest rate on our loan commitments and approvals at June 30, 2008 was 7.0%. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
June 30,	Total
(In thousands)
2009	$197
2010	208
2011	220
2012	75

$700

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring up to June 30, 2011. In the event of a change in responsibilities, as defined, during the employment period, the agreements provide for severance compensation to the executive officer in a lump sum payment in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.
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
While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007. Due to the complexity of the bankruptcy, we cannot estimate when, or if, the liquidation plan will be approved.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business segment data for the three and six months ended June 30, 2008 and 2007 was as follows:

	For the Three Months Ended June 30,
	2008			2007
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$6,214	$6,205	$9	$6,915	$6,908	$7

Total expenses	2,995	2,995	—	3,300	3,248	52

Income (loss) before income tax provision, minority interest and discontinued operations	3,219	3,210	9	3,615	3,660	(45)

Income tax benefit (provision)	(91)	(91)	—	(205)	(191)	(14)
Minority interest (preferred stock dividend of subsidiary)	(23)	(23)	—	(23)	(23)	—

Income (loss) from continuing operations	3,105	3,096	9	3,387	3,446	(59)

Discontinued operations	424	423	1	782	162	620

Net income	$3,529	$3,519	$10	$4,169	$3,608	$561

	For the Six Months Ended June 30,
	2008			2007
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$12,636	$12,617	$19	$13,613	$13,599	$14

Total expenses	6,268	6,268	—	6,836	6,476	360

Income (loss) before income tax provision, minority interest and discontinued operations	6,368	6,349	19	6,777	7,123	(346)

Income tax benefit (provision)	(173)	(174)	1	(347)	(345)	(2)
Minority interest (preferred stock dividend of subsidiary)	(45)	(45)	—	(45)	(45)	—

Income (loss) from continuing operations	6,150	6,130	20	6,385	6,733	(348)

Discontinued operations	762	758	4	605	(15)	620

Net income	$6,912	$6,888	$24	$6,990	$6,718	$272

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
The following discussion of our financial condition at June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
BUSINESS
We are primarily a commercial lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our outstanding loans are predominantly to borrowers in the limited service hospitality industry. Historically (through 2003), we then sold certain of our loans receivable through privately-placed structured loan transactions and retained residual interests in the loans receivable sold through a subordinate financial interest in the related QSPEs. We seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We are a REIT and it is our intention to meet the REIT qualification standards including the distribution of at least 90% of our REIT taxable income to our shareholders.
Our ability to generate interest income, as well as other revenue sources, is dependent upon economic, competitive and regulatory factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on the volume of loans funded, the timing and availability of leverage, the volume of loans receivable which prepay and the resultant applicable prepayment fees, if any, the mix of loans (construction vs. non-construction), the rate on loans originated as well as the general level of interest rates.
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
Our income from continuing operations and net income during the first six months of 2008 was $6,150,000 ($0.57 per share) and $6,912,000 ($0.64 per share), respectively, which is relatively consistent with income from continuing operations and net income of $6,385,000 (0.59 per share) and $6,990,000 ($0.65 per share), respectively, during the six months ended June 30, 2007. Our loan portfolio continues to perform well with continued low loan losses. However, we are facing several economic challenges that are impacting our ability to fully utilize our lending platform and have caused reduced yields on our assets as interest rates declined. These economic challenges include: (1) reduced availability of capital, (2) continued prepayments on our serviced portfolio, (3) continued low short-term market interest rates and (4) the result of a perceived or potential economic recession.

These challenges are anticipated to be reflected as reduced earnings during the last half of 2008. The operations during the first half of 2008 benefitted from prepayment fees (including collections of prepayment fees on our securitized loans) that bolstered our second quarter and year-to-date results. These prepayment fees were approximately $1.0 million and $1.9 million during the three and six months ended June 30, 2008, respectively. Net of these prepayment fees, income from continuing operations was approximately $2.1 million and $4.2 million during the three and six months ended June 30, 2008, respectively. As a result of these challenges, we proactively reduced our quarterly dividend from $0.30 per share to $0.20 per share in March 2008. Subsequently, principally as a result of stronger performance than anticipated during the first half of 2008 and an increase in our REIT taxable income, the dividend was increased to $0.225 per share in June 2008. The Board of Trust Managers (“Board”) established the dividend in an amount it believes can reasonably be paid each of the remaining quarters of this year. In setting the dividend, the Board considered the adverse impact on our earnings from the current lower interest rate environment affecting our existing portfolio, which is composed primarily of variable-rate loans, and the reduction in new loan originations in the current market of diminished liquidity available to us.
Liquidity
The availability of capital for providers of real estate financing started to deteriorate during 2007 with the initial cause of the deterioration being credit concerns in the sub-prime residential mortgage market. We are neither an originator of sub-prime mortgages nor an originator of single-family residential mortgages. However, as a result of these concerns, there has been a spillover effect and during 2008, banks, insurance companies and other capital providers have substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. At the current time, there is no market for commercial loan asset-backed securitizations which has had a significant impact on our ability to leverage our retained portfolio. We cannot anticipate when, or if, this market will be available in the future.
In response to the changes in the capital markets, we took several steps to reduce our capital needs. The primary change is origination of predominantly SBA 7(a) loans, which require less capital due to the ability to sell the guaranteed portion of such loan origination.
Our conduit facility matured on May 2, 2008. The balance outstanding on the conduit facility (approximately $22 million) was repaid using proceeds from our revolving credit facility. We increased our revolving credit facility from $20 million to $45 million in January 2008. We were working with the provider of our revolving credit facility and other financial institutions to increase the availability of short-term borrowings above $45 million. However, the credit markets remain extremely illiquid making it difficult and cost prohibitive to increase availability under our revolving credit facility at this time. Since we believe that our current capital needs can be met by our $45 million revolving credit facility, we are now deferring any request for an increase to our facility until such time as the cost of funds for additional capital becomes more reasonable. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under our revolving credit facility or identify other sources of funds with acceptable terms. We have availability through December 31, 2009 under our revolving credit facility; however, the limited amount of capital available to originate new loans has caused us to significantly curtail non-SBA 7(a) loan origination activity. As a result, we presently do not have any outstanding loan commitments for non-SBA 7(a) loans.
Loan Activity
During the first half of 2008 we funded approximately $28.1 million of loans. The market segment for limited service hospitality loans continues to be competitive and our ability to fund loans is constrained by our availability of funds. We anticipate that our fundings during the remaining half of 2008 will be approximately $10 million to $15 million.
The competitive nature of this market has resulted in a significant increase in prepayments of our serviced loans. We had greater than $84 million of prepayments in 2007 and over $48 million during the first half of 2008 on our serviced portfolio. As shown in the table below, the result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $298 million at June 30, 2008. While we believe that we will continue to see high levels of prepayment activity during the remainder of 2008, the credit market disruptions may have a moderating effect.

Information on our serviced portfolio is provided since we retain a residual interest in the cash flows from our sold loans. Therefore, the performance of these loans impacts our profitability and our cash available for dividend distributions.
Information on our serviced portfolio, including prepayment trends, was as follows:

	June 30,	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Serviced portfolio (1)	$298,375	$326,368	$397,567	$447,220	$468,158

Loans funded	$28,104	$33,756	$51,686	$50,357	$51,859

Prepayments	$48,417	$84,137	$91,710	$41,049	$15,931

% Prepayments (2) (3)	14.8%	21.2%	20.5%	8.8%	3.2%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Represents prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year.

(3)	For the six months ended June 30, 2008, annualized prepayments as a percentage of serviced portfolio outstanding as of the beginning of the applicable year were 29.7%.
We have expanded our marketing initiatives for the SBA 7(a) program. The typical size of a SBA 7(a) program loan is smaller than our other lending programs which are currently inactive due to liquidity needs. To date, we have seen increases in our loan origination volume under the SBA 7(a) program and believe that as a result of First Western’s preferred lender status and these expanded marketing initiatives, our originations under the SBA 7(a) program will continue to increase. However, there remains significant competition for SBA 7(a) loans from banks that are able to provide lower interest rate terms than us due to fees generated from other bank products.
Additional Opportunities
We continue to explore additional investment and business opportunities. However, as a result of current market disruptions, investment in these opportunities is limited. We are evaluating investment opportunities in the banking industry which may provide alternative and/or lower costs of funds as well as alternative lending products. To the extent we were to invest in certain opportunities in the banking industry, we may no longer be able to operate as a REIT. These changes may require shareholder approval. While we are using resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current or anticipated levels. In order to finance these investments, we would need an alternative source of funds other than our revolving credit facility.
Market Interest Rates
As a result of actions by the Federal Reserve Bank and other economic events during 2008, LIBOR is down significantly. Most of our retained loans (approximately $150.6 million) and our consolidated debt (approximately $49.7 million) are based on LIBOR or the prime rate. On the net difference of $100.9 million between our variable-rate loans and debt, interest rate reductions will have a negative impact on our future earnings. In general, a 2% reduction in variable interest rates will cause a reduction in our net interest income of approximately $2.0 million assuming no other portfolio changes.
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

LOAN PORTFOLIO INFORMATION AND STATISTICS
General
Loans funded during the first half of 2008 were approximately $28.1 million, which is greater than the $23.4 million of loans we funded during the same period in 2007 (including approximately $3.5 million repurchased from one of our securitizations). We currently anticipate loan fundings to be between $10 million and $15 million during the remaining half of 2008. At June 30, 2008, December 31, 2007 and June 30, 2007, our outstanding commitments to fund loans were approximately $13.2 million, $32.1 million and $14.4 million, respectively. All of our current commitments are for variable-rate SBA 7(a) loans which provide an interest rate match with our present sources of funds.
In addition to our retained portfolio of $193.5 million, at June 30, 2008, we service approximately $104.8 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and secondary market loan sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).
Loan Portfolio Rollforward
Loans originated and principal repayments on our retained loans receivable were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$19,739	$20,034	$6,299	$9,009
SBA 7(a) program loans	4,488	1,706	2,737	323
SBA 504 program loans (1)	3,877	1,630	1,932	—

Total loans funded	28,104	23,370	10,968	9,332

Non-cash Loan Originations:
2001 Joint Venture	13,760	—	13,760	—
1999 Partnership	7,603	—	7,603	—
Loans originated in connection with the sales of assets acquired in liquidation and hotel properties	—	10,663	—	9,300

Total loans originated	$49,467	$34,033	$32,331	$18,632

Principal Repayments:
Prepayments	$16,479	$18,332	$7,523	$7,919
Proceeds from the sale of SBA 7(a) guaranteed loans	1,856	2,349	840	304
Scheduled principal payments	2,237	1,998	1,509	1,013
Balloon maturities of SBA 504 program loans (1)	1,945	6,671	1,945	2,785

Total principal repayments	$22,517	$29,350	$11,817	$12,021

(1)	Represents second mortgages originated under the SBA 504 program which are repaid by certified development companies.

Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio was as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007

Weighted average contractual interest rate	7.0%	9.0%	9.2%

Annualized average yield (1) (2)	8.4%	10.1%	10.0%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.

(2)	For the six month periods ended June 30, 2008 and 2007 and for the year ended December 31, 2007.
The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2008 (set on July 1, 2008) is 2.79% and 5.00%, respectively, while the LIBOR and prime rate charged during the second quarter of 2008 (set on April 1, 2008) was 2.70% and 5.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable.
The weighted average contractual interest rate on our Aggregate Portfolio was 7.3%, 9.2% and 9.4% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.
Loan Portfolio Breakdown
Our retained loans receivable, net, was comprised of the following:

	June 30, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Loans receivable, net		Interest	Loans receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate - LIBOR	$135,940	70.4%	6.3%	$129,650	78.1%	9.0%
Fixed-rate (1)	42,388	22.0%	9.0%	22,794	13.8%	8.6%
Variable-rate - prime	14,676	7.6%	7.1%	13,525	8.1%	9.6%

	$193,004	100.0%	7.0%	$165,969	100.0%	9.0%

(1)	Includes approximately $7.6 million in loans from the 1999 Partnership and approximately $13.7 million of loans from the 2001 Joint Venture.
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

Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Problem Loans:
Loans receivable	$189	$49
Sold loans of QSPEs (1)	321	—

	$510	$49

Special Mention Loans:
Loans receivable	$5,861	$3,064
Sold loans of QSPEs (1)	—	1,022

	$5,861	$4,086

Percentage Problem Loans:
Loans receivable	0.1%	—
Sold loans of QSPEs (1)	0.4%	—

Percentage Special Mention Loans:
Loans receivable	3.0%	1.8%
Sold loans of QSPEs (1)	—	0.8%

(1)
We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

At June 30, 2008 and December 31, 2007, we had reserves of $54,000 and $42,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.02% and 0.04% during the six months ended June 30, 2008 and 2007, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Overview

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	(In thousands, except per share data)
Total revenues	$6,214	$6,915	$(701)	(10.1%)
Total expenses	$2,995	$3,300	$(305)	(9.2%)

Income from continuing operations	$3,105	$3,387	$(282)	(8.3%)
Net income	$3,529	$4,169	$(640)	(15.4%)

Basic and diluted earnings per share:
Income from continuing operations	$0.29	$0.32	$(0.03)	(9.4%)
Net income	$0.33	$0.39	$(0.06)	(15.4%)
Total revenues and total expenses decreased primarily due to decreases in interest income and interest expense, respectively. Interest income and interest expense decreased by $679,000 (16.2%) and $466,000 (32.8%), respectively, when comparing the three months ended June 30, 2008 to the comparable prior year period due primarily to declining variable interest rates.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Interest income consisted of the following:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Interest income — loans	$3,318	$3,934
Accretion of loan fees and discounts	164	112
Interest income — idle funds	37	152

	$3,519	$4,198

The decrease in interest income – loans (15.7%) was primarily attributable to decreases in interest rates partially offset by an increase in our weighted average loans receivable outstanding of $12.9 million (7.7%) to $179.8 million during the three months ended June 30, 2008 from $166.9 million during the three months ended June 30, 2007. Our weighted average loans receivable increased, in part, due to the addition of the loans from the 1999 Partnership (approximately $7.6 million) and the loans from the 2001 Joint Venture (approximately $13.8 million) during June 2008. At June 30, 2008, approximately 78% of our loans had variable interest rates. The weighted average base LIBOR charged to our borrowers decreased from 5.35% during the three months ended June 30, 2007 to 2.70% during the three months ended June 30, 2008.

Income from Retained Interests increased by $200,000 to $2,277,000 during the three months ended June 30, 2008 from $2,077,000 during the three months ended June 30, 2007. The weighted average balance of our Retained Interests outstanding decreased $13.4 million to $40.7 million during the three months ended June 30, 2008 compared to $54.1 million during the three months ended June 30, 2007. Offsetting this decrease was an increase in unanticipated prepayment fees of $460,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 15.3% during the three months ended June 30, 2008 from 12.5% during the three months ended June 30, 2007 as a result of the unanticipated prepayment fees. We believe that our income from Retained Interests will decrease as scheduled principal payments and prepayments of our sold loans occur. In addition, our income from Retained Interests will decrease due to (1) the repayment of the 1999 Partnership structured notes and exercise of our “clean-up call” which reclassified the operations of the entity from Retained Interests to loans receivable and (2) the consolidation of the 2001 Joint Venture during June 2008.
As the 2001 Joint Venture and the 1999 Partnership are no longer accounted for as Retained Interests, the reduction in yield on our Retained Interests should be offset by the net margin generated from the interest earned on the underlying loans, less the interest expense from the structured notes payable or borrowings under our revolving credit facility.
Other income consisted of the following:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Servicing income	$113	$192
Prepayment fees	82	301
Other loan related income	59	77
Premium income	51	14
Other	113	56

	$418	$640

We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up calls” are achieved, unless there is an increase in loans sold into the secondary market.
Prepayment activity has remained at relatively high levels, which we believe will continue during the remainder of 2008. Prepayment fees on our variable-rate loans are generally less on a per loan basis than on our fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate that prepayment fees will continue to decline. In addition, during the last several years we have originated, and will likely continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. However, “clean-up calls” on our securitizations are currently increasing the amount of our fixed-rate loans. To the extent we experience prepayments of these loans, prepayment fees may increase. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.
Premium income results from the sale of the guaranteed portion of First Western’s loans into the secondary market. Our SBA 7(a) program loan commitments have increased. To the extent we are able to further increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received.

Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Junior subordinated notes	$407	$595
Revolving credit facility	227	38
Debentures payable	124	124
Conduit facility	82	592
Structured notes	43	—
Other	71	71

	$954	$1,420

The weighted average cost of our funds at June 30, 2008 was 5.3% compared to 7.0% at June 30, 2007. Interest expense on the junior subordinated notes decreased primarily as a result of decreases in variable interest rates. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility. The structured notes relate to the 2001 Joint Venture, bear interest at a fixed rate of 6.36% and were consolidated effective in June 2008. Subsequent to June 30, 2008, we are exercising our “clean-up call” option and, as a result, the structured notes will be repaid on August 15, 2008.
Other Expenses
Our combined general and administrative expenses and salaries and related benefits expense during the three months ended June 30, 2008 increased to $2,006,000 compared to $1,794,000 during the three months ended June 30, 2007 due to an increase in salaries and related benefits and an increase in general and administrative expenses due primarily to legal expenses.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $96,000 and $99,000 for the three months ended June 30, 2008 and 2007, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.
Discontinued Operations
We recorded gains on sales of real estate of $424,000 during the three months ended June 30, 2008 primarily due to the income recognition on a previously unamortized deferred gain. Gains of $1,252,000 were recorded during the three months ended June 30, 2007 primarily from the sale of two hotel properties for $5.5 million generating gains of approximately $1.1 million and two assets acquired in liquidation for $6.2 million generating gains of approximately $165,000. Our remaining deferred gains total approximately $1.4 million at June 30, 2008. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
Net losses from discontinued operations were $470,000 during the three months ended June 30, 2007 primarily related to fees for the prepayment of two mortgage notes of approximately $452,000 incurred in conjunction with the sale of the related hotel properties.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Overview

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	(In thousands, except per share data)
Total revenues	$12,636	$13,613	$(977)	(7.2%)
Total expenses	$6,268	$6,836	$(568)	(8.3%)

Income from continuing operations	$6,150	$6,385	$(235)	(3.7%)
Net income	$6,912	$6,990	$(78)	(1.1%)

Basic and diluted earnings per share:
Income from continuing operations	$0.57	$0.59	$(0.02)	(3.4%)
Net income	$0.64	$0.65	$(0.01)	(1.5%)
Total revenues and total expenses decreased primarily due to decreases in interest income and interest expense, respectively. Interest income and interest expense decreased by $969,000 (11.7%) and $580,000 (21.1%), respectively, when comparing the six months ended June 30, 2008 to the comparable prior year period due primarily to declining variable interest rates.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Interest income consisted of the following:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Interest income — loans	$6,919	$7,780
Accretion of loan fees and discounts	241	243
Interest income — idle funds	125	231

	$7,285	$8,254

The decrease in interest income – loans (11.1%) was primarily attributable to decreases in variable interest rates partially offset by an increase in our weighted average loans receivable outstanding of $8.9 million (5.4%) to $175.2 million during the six months ended June 30, 2008 from $166.3 million during the six months ended June 30, 2007. At June 30, 2008, approximately 78% of our loans had variable interest rates. The weighted average base LIBOR charged to our borrowers decreased from 5.35% during the six months ended June 30, 2007 to 3.71% during the six months ended June 30, 2008.

Income from Retained Interests increased by $218,000 to $4,196,000 during the six months ended June 30, 2008 from $3,978,000 during the six months ended June 30, 2007. The weighted average balance of our Retained Interests outstanding decreased $10.2 million to $44.5 million during the six months ended June 30, 2008 compared to $54.7 million during the six months ended June 30, 2007. Offsetting this decrease was an increase in unanticipated prepayment fees of $784,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 14.5% during the six months ended June 30, 2008 from 12.8% during the six months ended June 30, 2007 as a result of the unanticipated prepayment fees. We believe that our income from Retained Interests will decrease as scheduled principal payments and prepayments of our sold loans occur. In addition, our income from Retained Interests will decrease due to (1) the repayment of the 1999 Partnership structured notes and exercise of our “clean-up call” which reclassified the operations of the entity from Retained Interests to loans receivable and (2) the consolidation of the 2001 Joint Venture during June 2008.
As the 2001 Joint Venture and the 1999 Partnership are no longer accounted for as Retained Interests, the reduction in yield on our Retained Interests should be offset by the net margin generated from the interest earned on the underlying loans, less the interest expense from the structured notes payable or borrowings under our revolving credit facility.
Other income consisted of the following:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Prepayment fees	$378	$549
Servicing income	280	406
Other loan related income	122	140
Premium income	113	174
Other	262	112

	$1,155	$1,381

Prepayment activity has remained at relatively high levels, which we believe will continue during the remainder of 2008. Prepayment fees on our variable-rate loans are generally less on a per loan basis than on our fixed-rate loans. As we are primarily originating variable-rate loans, we anticipate that prepayment fees will continue to decline. In addition, during the last several years we have originated, and will likely continue to originate, variable-rate loans with no prepayment fees or reduced prepayment fees. However, “clean-up calls” on our securitizations are currently increasing the amount of our fixed-rate loans. To the extent we experience prepayments of these loans, prepayment fees may increase. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.
We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up calls” are achieved, unless there is an increase in loans sold into the secondary market.
Premium income results from the sale of the guaranteed portion of First Western’s loans into the secondary market. Our SBA 7(a) program loan commitments have increased. To the extent we are able to further increase our volume of loans originated by First Western, there may be a corresponding increase in premiums received.

Interest Expense
Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Junior subordinated notes	$967	$1,185
Conduit facility	434	1,111
Revolving credit facility	312	59
Debentures payable	248	246
Structured notes	43	—
Other	161	144

	$2,165	$2,745

The weighted average cost of our funds at June 30, 2008 was 5.3% compared to 7.0% at June 30, 2007. Interest expense on the junior subordinated notes decreased primarily as a result of decreases in variable interest rates. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility. The structured notes relate to the 2001 Joint Venture, bear interest at a fixed rate of 6.36% and were consolidated effective in June 2008. Subsequent to June 30, 2008, we are exercising our “clean-up call” option and, as a result, the structured notes will be repaid on August 15, 2008.
Other Expenses
Our combined general and administrative expenses and salaries and related benefits expense during the six months ended June 30, 2008 remained relatively constant at $3,714,000 compared to $3,677,000 during the six months ended June 30, 2007.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $377,000 and $123,000 for the six months ended June 30, 2008 and 2007, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.
Our provision for losses on rent and related receivables (Arlington) was $239,000 during the six months ended June 30, 2007.
Discontinued Operations
We recorded gains on sales of real estate of $762,000 during the six months ended June 30, 2008 primarily due to income recognition on previously unamortized deferred gains. Gains of $1,279,000 were recorded during the six months ended June 30, 2007 resulting primarily from the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and three assets acquired in liquidation for approximately $7.6 million generating gains of approximately $185,000. Our remaining deferred gains total approximately $1.4 million at June 30, 2008. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
Impairment losses were $233,000 for the six months ended June 30, 2007 related to an estimated decline in fair value of an asset acquired in liquidation. In addition, net losses from discontinued operations were $441,000 during the six months ended June 30, 2007 primarily due to fees for the prepayment of two mortgage notes of approximately $452,000 incurred in conjunction with the sale of the related hotel properties.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Six Months Ended
	June 30,
	2008	2007	Change
	(In thousands)
Cash provided by operating activities	$4,881	$7,236	$(2,355)
Cash provided by (used in) investing activities	$(4,944)	$8,964	$(13,908)
Cash used in financing activities	$(6,734)	$(7,996)	$1,262
Operating Activities
Net cash flow from operating activities is primarily used to fund our dividends. The reduction was caused by greater loans funded, held for sale, net of proceeds from sale of guaranteed loans (“operating loan activity”) of approximately $2.7 million. During the six months ended June 30, 2007, we had cash from operating activities before the (1) change in operating assets and liabilities and (2) operating loan activity of $6,425,000 that was less than our dividend distributions by $1,041,000. During the six months ended June 30, 2008, dividend distributions were less than cash from operating activities before the (1) change in operating assets and liabilities and (2) operating loan activity of $6,505,000 by $1,024,000. To the extent cash from operating activities does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify the dividend policy.
Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. There was a significant change ($13,908,000) in our source and use of funds when comparing the first half of 2008 to the first half of 2007. The cause of the change was primarily an increase in cash used to fund loans of $2,525,000 combined with a reduction in principal collections on our loans receivable of $6,340,000. In addition, (1) we used cash in the first half of 2008, approximately $2.8 million, to fund the “clean-up call” provision on one of our securitization transactions and (2) the principal collections on our Retained Interests decreased by $1,721,000 due to lower distributions of reserve funds since the required minimums were met during 2007 for most of the QSPEs.
Financing Activities
We used funds in financing activities during the six months ended June 30, 2008 and 2007 primarily to pay dividends of $5,384,000 and $7,529,000, respectively.
Sources and Uses of Funds
Sources of Funds
In general, our liquidity requirements include origination of new loans and the repayment of debt principal and interest. Our operating revenues are typically used to pay our operating expenses and dividends. We have been utilizing principal collections on existing loans receivable and Retained Interests and borrowings under our uncollateralized revolving credit facility (the “Revolver”) as our primary sources of funds. In addition, we may utilize, as deemed appropriate by prevailing market conditions or availability, a combination of the following sources to generate funds:
•	Structured loan financings or sales;
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes; and/or
•	Common equity issuance.

Our conduit facility matured on May 2, 2008. The balance outstanding on the conduit facility (approximately $22 million) was repaid using proceeds from our Revolver. We increased our Revolver from $20 million to $45 million in January 2008. We were working with the provider of our Revolver and other financial institutions to increase the availability of short-term borrowings above $45 million. However, the credit markets remain extremely illiquid making it difficult and cost prohibitive to increase availability under our Revolver at this time. Since we believe that our current capital needs can be met by our $45 million Revolver, we are now deferring any request for an increase to our facility until such time as the cost of funds for additional capital becomes more reasonable. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under our Revolver or identify other sources of funds with acceptable terms. We have availability through December 31, 2009 under our Revolver; however, the limited amount of capital available to originate new loans has caused us to significantly curtail non-SBA 7(a) loan origination activity. As a result, we presently do not have any outstanding loan commitments for non-SBA 7(a) loans.
We expect that our sources of funds and cash on hand will be sufficient to meet our working capital needs with the curtailment of non-SBA 7(a) loan origination activity. However, there can be no assurance that we will be able to raise funds through these financing sources. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available, we will have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
We continue to have debt-to-equity ratios well below 1:1, with the ratio being 0.5:1 at June 30, 2008. This ratio is well below that of typical specialty commercial finance companies.
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
Prior to 2004, our primary source of long-term funds was structured loan sale transactions. Since 2004, our working capital was provided through credit facilities and the issuance of junior subordinated notes. Since we have historically relied on structured loan transactions as our primary source of operating capital to fund new loan originations, the change in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, has a detrimental effect on our ability to sell loans receivable thereby reducing our ability to fund loans. The timing and pricing of a structured loan transaction also has significant impact on our financial condition and results of operations. At the current time, there is no market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available in the future.
At June 30, 2008, we had availability of $22.4 million under our Revolver which matures December 31, 2009. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over either the 30 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The Revolver requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test, as defined, based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt, and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. At June 30, 2008, we were in compliance with the covenants of this facility.
Uses of Funds
Currently, the primary use of our funds is to originate loans to small businesses. Our outstanding commitments to fund new loans were $13.2 million at June 30, 2008, all of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (typically 75% to 85% of each loan) will be sold into the secondary market. These commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During the remaining half of 2008, we anticipate loan originations will range from approximately $10 million to $15 million, which has been negatively impacted by the current market of diminished liquidity available to us.

We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. In addition, we may use funds to exercise “clean-up calls” and repay the outstanding structured notes in related QSPEs. Subsequent to June 30, 2008, we are exercising our “clean-up call” option on the 2001 Joint Venture and, as a result, the structured notes will be repaid on August 15, 2008 using the balance in the reserve fund (approximately $1.6 million) and our Revolver (approximately $5.6 million). While there is no requirement to exercise the “clean-up call” provision of our 2003 Joint Venture, if the structured notes are not repaid within sixty days of the availability of the “clean-up call,” the interest rate on these notes will increase from LIBOR plus 1.25% to LIBOR plus 2.50%.
One of our SBICs has redeemable preferred stock due in September 2009 ($2.0 million). We expect to repay this redeemable preferred stock using the SBIC’s cash on hand, advances from PMC Commercial, or through issuance of SBA debentures.
DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In general, the Board also uses cash flow from operating activities adjusted for (1) changes in operating assets and liabilities and (2) operating loan activity in determining the amount of dividends declared. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
Dividends declared during 2008 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 7, 2008	March 31, 2008	$0.200
July 9, 2008	June 30, 2008	0.225

		$0.425

The Board established the dividend in an amount it believes can reasonably be paid each of the remaining quarters of this year. In setting the dividend, the Board considered the likely adverse impact on our earnings from declining interest rates affecting our existing portfolio, which is composed primarily of variable-rate loans, and greater uncertainty surrounding our prospects for new loan originations in the current market of diminished liquidity available to us.
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
The following reconciles net income to REIT taxable income:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$6,912	$6,990	$3,529	$4,169
Book/tax difference on depreciation	(30)	(25)	(15)	(14)
Book/tax difference on property sales	(762)	693	(424)	274
Book/tax difference on Retained Interests, net	148	568	(204)	275
Impairment losses	—	233	—	—
Dividend distribution from TRS	2,000	—	2,000	—
Book/tax difference on rent and related receivables	—	(1,152)	—	(1,391)
Book/tax difference on amortization and accretion	(140)	(147)	(93)	(73)
Asset valuation	16	(301)	(54)	1
Other book/tax differences, net	45	175	(23)	(89)

Subtotal	8,189	7,034	4,716	3,152

Less: taxable REIT subsidiaries net income, net of tax	(278)	(566)	(146)	(322)

REIT taxable income	$7,911	$6,468	$4,570	$2,830

Distributions declared	$4,579	$6,456	$2,426	$3,230

Weighted average common shares outstanding	10,766	10,755	10,767	10,756

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
Our taxable REIT subsidiaries’ net income has not historically been distributed to PMC Commercial. To the extent the subsidiary distributes their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. Since 2005, approximately $3.7 million of earnings were accumulated. We distributed $2.0 million of these earnings from one of our taxable REIT subsidiaries to PMC Commercial during the second quarter of 2008.

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
Liquidity Risk
We are subject to market changes in the debt and asset-backed securities markets. These markets are currently experiencing disruptions, which could have a short-term and/or long-term adverse impact on our earnings and financial condition.
Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. As described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds,” our conduit facility matured without an additional extension and, as a result, we currently need additional capital to sustain portions of our lending programs. We are currently trying to identify additional sources of funds at a reasonable cost. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of such debt facilities will be on economically reasonable terms. The secondary mortgage markets are also currently experiencing disruptions resulting from reduced investor demand for asset-backed securities and increased investor yield requirements for these obligations.
In light of current market conditions, we currently expect to finance our loan portfolio with our current capital and Revolver.
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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our retained portfolio:

	Six Months	Year Ended	Six Months
	Ended	December 31,	Ended
	June 30, 2008	2007	June 30, 2007
	(In thousands)
Provision for loan losses	$31	$123	$66
Loan losses increase by 50 basis points (1)	469	949	482
Loan losses increase by 100 basis points (1)	907	1,775	897

(1)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans receivable are predominantly variable-rate, based on LIBOR, our operating results will depend in large part on LIBOR. One of the primary determinates of our operating results is differences between the income from our loans and our borrowing costs. Most of our borrowings are based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
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
Our loans receivable are approximately 78% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable. Currently, management believes that our LIBOR-based loans generally have spreads that approximate market interest rates; therefore, the value of these loans approximates our amortized cost. We had $150.6 million of variable-rate loans at June 30, 2008.
We had $42.4 million and $22.8 million of fixed-rate loans receivable at June 30, 2008 and December 31, 2007, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $44.5 million and $23.6 million at June 30, 2008 and December 31, 2007, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans receivable, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At June 30, 2008 and December 31, 2007, we had $150.6 million and $143.2 million of variable-rate loans receivable, respectively, and $49.7 million and $51.0 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($100.9 million and $92.2 million at June 30, 2008 and December 31, 2007, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2008 and December 31, 2007, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $1,009,000 and $922,000, respectively, on an annual basis.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, structured notes, the Revolver and redeemable preferred stock of subsidiary. At June 30, 2008 and December 31, 2007, approximately $19.2 million and $11.9 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2008, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $497,000.
Our fixed-rate debt at June 30, 2008 is primarily comprised of (1) SBA debentures which currently have prepayment penalties up to 2% of the principal balance and (2) the structured notes.
The following tables present the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2008 and December 31, 2007:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$7,205	$3,821	$—	$—	$—	$8,166	$19,192	$18,831

Variable-rate debt (LIBOR and prime based) (3)	—	22,600	—	—	—	27,070	49,670	44,574

Totals	$7,205	$26,421	$—	$—	$—	$35,236	$68,862	$63,405

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2008 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at June 30, 2008 was 5.2%.

	Years Ending December 31,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,901	$1,867	$—	$—	$8,165	$11,933	$11,519

Variable-rate debt (LIBOR based) (3)	23,950	—	—	—	—	27,070	51,020	47,400

Totals	$23,950	$1,901	$1,867	$—	$—	$35,235	$62,953	$58,919

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2007 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2007 was 7.4%.
RETAINED INTERESTS
Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at June 30, 2008, the estimated fair value of our Retained Interests at June 30, 2008 would have decreased by approximately $0.4 million and $0.7 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2007, the estimated fair value of our Retained Interests at December 31, 2007 would have decreased by approximately $0.8 million and $1.6 million, respectively.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on June 14, 2008 (the “Annual Meeting”), the following individuals were elected to the Board with the following votes:

Director	Votes For	Votes Withheld
Nathan G. Cohen	7,809,936	838,585
Martha R. Greenberg	8,379,979	268,542
Roy H. Greenberg	7,802,810	845,711
Barry A. Imber	7,282,578	1,365,943
Irving Munn	7,805,700	842,821
Andrew S. Rosemore	8,445,041	203,480
Lance B. Rosemore	8,444,344	204,177
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at the Annual Meeting. There were 8,556,882 votes for, 51,850 votes against and 39,789 abstentions.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
A. Exhibits

3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
*10.1		Employment agreement with Barry N. Berlin dated June 16, 2008
*10.2		Employment agreement with Jan F. Salit dated June 16, 2008
*10.3		Employment agreement with Lance B. Rosemore dated June 16, 2008
*31.1		Section 302 Officer Certification – Chief Executive Officer
*31.2		Section 302 Officer Certification – Chief Financial Officer
**32.1		Section 906 Officer Certification – Chief Executive Officer
**32.2		Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 8/11/08	/s/ Lance B. Rosemore Lance B. Rosemore
President and Chief Executive Officer

Date: 8/11/08	/s/ Barry N. Berlin Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1		Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
*10.1		Employment agreement with Barry N. Berlin dated June 16, 2008
*10.2		Employment agreement with Jan F. Salit dated June 16, 2008
*10.3		Employment agreement with Lance B. Rosemore dated June 16, 2008
*31.1		Section 302 Officer Certification – Chief Executive Officer
*31.2		Section 302 Officer Certification – Chief Financial Officer
**32.1		Section 906 Officer Certification – Chief Executive Officer
**32.2		Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.