Form 10-Q
period 2008-09-30
PMC COMMERCIAL TRUST /TX
filed 2008-11-07
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of November 3, 2008, the Registrant had outstanding 10,779,933 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Loans receivable, net	$186,190	$165,969
Retained interests in transferred assets	33,384	48,616
Cash and cash equivalents	4,842	11,485
Mortgage-backed security of affiliate	458	536
Deferred tax asset, net	162	185
Restricted investments	—	1,236
Other assets	3,278	3,393

Total assets	$228,314	$231,420

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	21,500	23,950
Debentures payable	8,167	8,165
Redeemable preferred stock of subsidiary	3,848	3,768
Borrower advances	3,389	3,066
Accounts payable and accrued expenses	3,281	1,933
Dividends payable	2,489	3,293
Deferred gains on property sales	1,415	2,192
Other liabilities	362	729

Total liabilities	71,521	74,166

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,067,883 and 11,051,383 shares issued at September 30, 2008 and December 31, 2007, respectively, 10,781,533 and 10,765,033 shares outstanding at September 30, 2008 and December 31, 2007, respectively	111	111
Additional paid-in capital	152,450	152,331
Net unrealized appreciation of retained interests in transferred assets	854	1,945
Cumulative net income	158,634	151,119
Cumulative dividends	(152,925)	(145,921)

	159,124	159,585

Less: Treasury stock; at cost, 286,350 shares at September 30, 2008 and December 31, 2007	(3,231)	(3,231)

Total beneficiaries’ equity	155,893	156,354

Total liabilities and beneficiaries’ equity	$228,314	$231,420

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
Interest income	$10,886	$12,409	$3,601	$4,155
Income from retained interests in transferred assets	5,243	6,654	1,047	2,676
Other income	1,587	2,041	432	660

Total revenues	17,716	21,104	5,080	7,491

Expenses:
Salaries and related benefits	3,752	3,574	1,161	1,193
Interest	3,095	4,091	930	1,346
General and administrative	1,794	1,879	671	583
Severance and related benefits	1,573	—	1,573	—
Permanent impairments on retained interests in transferred assets	377	759	—	636
Provision for loan losses, net	114	107	102	55
Provision for loss on rent and related receivables	—	239	—	—

Total expenses	10,705	10,649	4,437	3,813

Income before income tax provision, minority interest and discontinued operations	7,011	10,455	643	3,678

Income tax provision	(206)	(461)	(33)	(114)
Minority interest (preferred stock dividend of subsidiary)	(68)	(67)	(23)	(22)

Income from continuing operations	6,737	9,927	587	3,542

Discontinued operations:
Gains on sales of real estate	778	1,292	16	13
Impairment losses	—	(233)	—	—
Net losses	—	(499)	—	(58)

	778	560	16	(45)

Net income	$7,515	$10,487	$603	$3,497

Weighted average shares outstanding:
Basic	10,771	10,758	10,782	10,765

Diluted	10,771	10,765	10,782	10,766

Basic and diluted earnings per share:
Income from continuing operations	$0.63	$0.93	$0.06	$0.33
Discontinued operations	0.07	0.05	—	—

Net income	$0.70	$0.98	$0.06	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)

Net income	$7,515	$10,487	$603	$3,497

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized depreciation arising during period	(959)	(380)	(115)	(667)
Net realized gains included in net income	(132)	(356)	(30)	(135)

	(1,091)	(736)	(145)	(802)

Comprehensive income	$6,424	$9,751	$458	$2,695

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

	Nine Months Ended September 30, 2008
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity

Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$156,354
Net unrealized depreciation	—	—	—	(1,091)	—	—	—	(1,091)
Share-based compensation expense	16,500	—	119	—	—	—	—	119
Dividends ($0.65 per share)	—	—	—	—	—	(7,004)	—	(7,004)
Net income	—	—	—	—	7,515	—	—	7,515

Balances, September 30, 2008	10,781,533	$111	$152,450	$854	$158,634	$(152,925)	$(3,231)	$155,893

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$7,515	$10,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	73
Permanent impairments on retained interests in transferred assets	377	759
Gains on sales of real estate	(778)	(1,292)
Deferred income taxes	23	29
Provision for loan losses, net	114	107
Provision for losses on rent and related receivables	—	239
Impairment losses	—	233
Premium income adjustment	(10)	49
Amortization and accretion, net	(212)	(146)
Share-based compensation	119	129
Capitalized loan origination costs	(152)	(163)
Loans funded, held for sale	(5,365)	(1,517)
Proceeds from sale of guaranteed loans	4,059	2,349
Loan fees collected (refunded), net	(6)	183
Change in operating assets and liabilities:
Due to/from affiliates, net	(15)	(685)
Other assets	246	302
Borrower advances	323	(261)
Accounts payable and accrued expenses	1,324	(1,047)
Other liabilities	(159)	68

Net cash provided by operating activities	7,423	9,896

Cash flows from investing activities:
Loans funded	(25,206)	(24,003)
Principal collected on loans receivable	27,746	34,194
Principal collected on retained interests in transferred assets	773	3,889
Proceeds from sales of assets acquired in liquidation, net	—	1,116
Proceeds from sales of hotel properties, net	—	1,060
Principal collected on mortgage-backed security of affiliate	62	135
Investment in retained interests in transferred assets	(2,820)	(253)
Release of (investment in) restricted investments, net	2,842	(99)
Purchase of furniture, fixtures and equipment	—	(45)

Net cash provided by investing activities	3,397	15,994

Cash flows from financing activities:
Repayment of credit facilities, net	(2,450)	(2,525)
Payment of principal on mortgage notes and structured notes	(7,205)	(2,642)
Payment of dividends	(7,808)	(10,757)

Net cash used in financing activities	(17,463)	(15,924)

Net increase (decrease) in cash and cash equivalents	(6,643)	9,966

Cash and cash equivalents, beginning of year	11,485	3,739

Cash and cash equivalents, end of period	$4,842	$13,705

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 1. Basis of Presentation:
The accompanying consolidated balance sheet of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) as of September 30, 2008 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008 and 2007 and beneficiaries’ equity and cash flows for the nine months ended September 30, 2008 and 2007 have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, the financial statements reflect all adjustments necessary to fairly state our financial position at September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or total beneficiaries’ equity.
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
The results for the three and nine months ended September 30, 2008 are not necessarily indicative of future financial results.
Note 2. Recently Issued Accounting Pronouncements:
In October 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. We considered the guidance provided by FSP 157-3 to determine estimated fair values at September 30, 2008 and the impact was not material.
Note 3. Share-Based Compensation Plans:
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
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $6,000 during the nine months ended September 30, 2008 related to this option grant. We granted 20,000 option awards on June 9, 2007 at an exercise price of $14.01 (the closing price on June 8, 2007) and recorded compensation expense of approximately $11,000 during the nine months ended September 30, 2007.

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
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $23,000 and $25,000 during the three months ended September 30, 2008 and 2007, respectively, and $113,000 and $118,000 during the nine months ended September 30, 2008 and 2007, respectively, related to restricted shares. As of September 30, 2008, there was approximately $81,000 of total unrecognized compensation expense related to restricted shares remaining to be recognized over the next two years.
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Commercial mortgage loans (1) (3)	$142,979	$78,259
SBIC commercial mortgage loans (2)	32,720	30,723
SBA 7(a) Guaranteed Loan Program loans	11,036	10,480
Conduit facility loans (3)	—	46,961

Total loans receivable	186,735	166,423
Less:
Deferred commitment fees, net	(403)	(412)
Loan loss reserves	(142)	(42)

Loans receivable, net	$186,190	$165,969

(1)
Includes loans from PMC Capital, L.P. 1999 (“1999 Partnership”) and PMC Joint Venture 2001 (“2001 Joint Venture) now consolidated which were previously included in off-balance sheet special purpose entities.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

(3)	Certain loans served as collateral for our conduit facility. The conduit facility matured on May 2, 2008. The remaining loans are now included in commercial mortgage loans.
The activity in our loan loss reserves was as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Balance, beginning of year	$42	$63
Provision for loan losses	133	122
Reduction of loan losses	(19)	(15)
Principal balances written-off, net	(14)	(114)

Balance, end of period	$142	$56

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Average impaired loans	$1,571	$1,301	$1,870	$597

Interest income on impaired loans	$82	$—	$25	$—

At September 30, 2008 and December 31, 2007, we had impaired loans totaling $1.4 million and $22,000, respectively, all of which required specific loan loss reserves.
Note 5. Retained Interests:
We own subordinate financial interests in several non-consolidated qualified special purpose entities (i.e., retained interests in transferred assets (“Retained Interests”)). The qualified special purpose entities (“QSPEs”) are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture and the 2002 Joint Venture, the “Joint Ventures,”) created in connection with structured loan sale transactions.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our structured loan sale transactions as of September 30, 2008 was as follows:

		2000	2002	2003
	1998	Joint	Joint	Joint
	Partnership	Venture	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$9,029	$26,618	$14,134	$22,147
Structured Notes balance outstanding	$8,658	$18,479	$7,135	$13,261
Cash in the collection account	$202	$321	$158	$1,544
Cash in the reserve account	$1,332	$1,678	$1,413	$2,069
“Clean-up call” option balance (1)	$4,186	$7,451	$6,345	$9,289
Weighted average interest rate of loans (2)	P+1.30%	9.48%	9.51%	L+3.90%
Discount rate assumptions (3)	8.2% to 15.8%	8.6% to 15.9%	8.5% to 15.8%	8.2% to 15.8%
Constant prepayment rate assumption (4)	16.00%	18.00%	18.00%	18.00%
Weighted average remaining life of Retained Interests (5)	2.13 years	1.53 years	0.45 years	0.67 years
Aggregate principal losses assumed (6)	1.16%	1.44%	—	0.47%
Aggregate principal losses to date (7)	—	1.65%	0.81%	—

(1)	The balance of outstanding Structured Notes which allows the servicer, at its option, to repay any outstanding obligations to the Structured Noteholders.

(2)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).

(3)	Discount rates utilized were (a) 8.2% to 8.6% for our required overcollateralization, (b) 10.5% to 10.6% for our reserve funds and (c) 15.8% to 15.9% for our interest-only strip receivables.

(4)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(5)
The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.

(6)
Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 1.0%. For the 2002 Joint Venture, no future losses were assumed at September 30, 2008 due to the small number of loans remaining in the pool with no indication of loss and its short-term weighted average remaining life.

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

First Western SBLC, Inc. (“First Western”) has Retained Interests related to the sale of loans originated pursuant to the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program. We expect the SBA guaranteed portions of First Western’s loans receivable to be sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At September 30, 2008, the aggregate principal balance of First Western’s serviced loans receivable on which we had an excess spread was approximately $28.5 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at September 30, 2008 included a prepayment speed of 22% per annum and a discount rate of 15.8%.
The components of our Retained Interests are (1) our required overcollateralization (the “OC piece”), (2) the “reserve fund” and the interest earned thereon and (3) the interest-only strip receivable (the “IO Receivable”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Retained Interests consisted of the following:

	September 30, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$370	$370	$387
1998 Partnership	483	991	234	1,708	1,643
2000 Joint Venture	8,501	1,430	233	10,164	9,691
2002 Joint Venture	7,169	1,369	132	8,670	8,597
2003 Joint Venture	10,387	1,966	119	12,472	12,212

	$26,540	$5,756	$1,088	$33,384	$32,530

	December 31, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$425	$425	$425
1998 Partnership	580	1,021	311	1,912	1,838
1999 Partnership	3,682	995	219	4,896	4,878
2000 Joint Venture	8,510	1,605	518	10,633	9,913
2001 Joint Venture	6,696	1,522	242	8,460	8,255
2002 Joint Venture	7,242	1,450	629	9,321	8,801
2003 Joint Venture	10,490	1,870	609	12,969	12,561

	$37,200	$8,463	$2,953	$48,616	$46,671

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.
On June 2, 2008, we exercised our option to repay the structured notes of one of our non-consolidated QSPEs, the 1999 Partnership. We used the reserve fund of approximately $1.2 million, cash on hand and borrowings under our revolving credit facility totaling $2.8 million to repay the remaining approximately $4.0 million of structured notes.
On August 15, 2008, we exercised our option to repay the structured notes of one of our SPEs, the 2001 Joint Venture. We used the reserve fund of approximately $1.6 million, cash on hand and borrowings under our revolving credit facility totaling $5.5 million to repay the remaining approximately $7.1 million of structured notes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests as of September 30, 2008 highlights the volatility that results when losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$33,080	$(304)
Losses increase by 100 basis points per annum (2)	$32,790	$(594)
Discount rates increase by 100 basis points	$33,032	$(352)
Discount rates increase by 200 basis points	$32,686	$(698)

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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at September 30, 2008 and December 31, 2007 our consolidated balance sheets do not include $81.0 million and $141.8 million of assets, respectively, and $47.7 million and $94.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At September 30, 2008, the partners’ capital of the QSPEs was approximately $33.3 million and the estimated fair value of the associated Retained Interests was approximately $33.0 million.
The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Annualized yield	15.1%	14.0%	12.7%	13.7%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Debt:
Information on our consolidated debt was as follows:

						Weighted Average
	September 30, 2008		December 31, 2007			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	September 30,	December 31,
	Amount	Value	Amount	Value	Maturities	2008	2007
	(Dollars in thousands)

Debentures	$8,190	$8,167	$8,190	$8,165	2013 to 2015	5.90%	5.90%

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	6.05%	8.48%

Credit facilities:
Conduit facility (1)	—	—	23,950	23,950	N/A	N/A	6.16%
Revolving credit facility	21,500	21,500	—	—	2009	4.25%	N/A

	21,500	21,500	23,950	23,950

Redeemable preferred stock of subsidiary	4,000	3,848	4,000	3,768	2009 to 2010	4.00%	4.00%

Debt	$60,760	$60,585	$63,210	$62,953

(1)	The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility.
Note 7. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,782,000 and 10,765,000 for the three months ended September 30, 2008 and 2007, respectively. The weighted average number of common shares outstanding was approximately 10,771,000 and 10,758,000 for the nine months ended September 30, 2008 and 2007, respectively. For purposes of calculating the dilutive effect of options to purchase common shares, the weighted average shares outstanding were increased by approximately 1,000 and 7,000 shares during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2008, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 78,000 and 58,000 common shares during the three months ended September 30, 2008 and 2007, respectively, and options to purchase approximately 78,000 and 34,000 common shares during the nine months ended September 30, 2008 and 2007, respectively, because the options’ exercise prices were greater than the average market price of the stock.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Dividends Declared:
Dividends declared during 2008 were as follows:

		A mount
Date Paid	Record Date	Per Share

April 7, 2008	March 31, 2008	$0.200
July 9, 2008	June 30, 2008	0.225
October 14, 2008	September 30, 2008	0.225

		$0.650

Note 9. Share Repurchase Program:
Our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. No shares had been acquired under the share repurchase program as of October 31, 2008. We can commence repurchasing common shares following the expiration of our normal blackout period, which will occur after our third quarter 2008 earnings announcement.
Note 10. Income Taxes:
PMC Commercial has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. In order to meet our 2008 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared in 2009 as distributions of 2008’s REIT taxable income.
PMC Commercial has wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to Federal income taxes. The income generated from the TRS’s is taxed at normal corporate rates.
Our income tax provision consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Federal:
Current provision	$183	$432	$16	$99
Deferred provision	23	29	17	15

Income tax provision	$206	$461	$33	$114

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax provision was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Income before income taxes	$598	$1,237	$147	$344

Expected Federal income tax provision	$202	$432	$49	$121
Preferred dividend of subsidiary recorded as minority interest	23	23	7	7
Other adjustments	(19)	(14)	(23)	(14)

Income tax provision	$206	$441	$33	$114

Note 11. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Reclassification from Retained Interests to loans receivable — 1999 Partnership	$7,596	$—

Consolidation of loans receivable — 2001 Joint Venture	$13,760	$—

Reclassification from loan receivable to asset acquired in liquidation	$—	$4,917

Loans receivable originated in connection with the sales of hotel properties	$—	$4,380

Loans receivable originated in connection with the sales of assets acquired in liquidation	$—	$6,283

Note 12. Fair Value Measurements:
Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands the disclosures about fair value measurements. Although the adoption of SFAS No. 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2008, we have one asset, Retained Interests, that is required to be measured at fair value on a recurring basis. Fair value, per generally accepted accounting principles, is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (“Level 1” inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if “Level 2” inputs are available. “Level 2” inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.
We use “Level 3” inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Value as of beginning of period	$48,616	$55,724
Principal collections	(773)	(3,889)
Realized gains included in net income (1)	(132)	(356)
Investments	2,865	271
Permanent impairments	(377)	(759)
Repurchases (2)	(15,856)	—
Unrealized depreciation	(959)	(380)

Value as of end of period	$33,384	$50,611

Cost at end of period	$32,530	$48,091

(1)	Included within income from retained interests in transferred assets.

(2)	Represents the 1999 Partnership and the 2001 Joint Venture.
Note 13. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $18.4 million at September 30, 2008, all of which were for prime-based loans to be originated by First Western, the government portion of which (typically 75% to 85% of each individual loan) may be sold pursuant to Secondary Market Loan Sales.
At September 30, 2008, our commitments and approvals were for variable-rate loans based on the prime rate plus 0.88% to 2.75%. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
September 30,	Total
(In thousands)
2009	$200
2010	211
2011	223
2012	19

$653

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
Note 14. Business Segments:
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
Business segment data for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For the Three Months Ended September 30,
	2008			2007
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$5,080	$5,071	$9	$7,491	$7,483	$8

Total expenses	4,437	4,437	—	3,813	3,809	4

Income before income tax provision, minority interest and discontinued operations	643	634	9	3,678	3,674	4

Income tax benefit (provision)	(33)	(33)	—	(114)	(134)	20
Minority interest (preferred stock dividend of subsidiary)	(23)	(23)	—	(22)	(22)	—

Income from continuing operations	587	578	9	3,542	3,518	24

Discontinued operations	16	8	8	(45)	3	(48)

Net income (loss)	$603	$586	$17	$3,497	$3,521	$(24)

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended September 30,
	2008			2007
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$17,716	$17,688	$28	$21,104	$21,082	$22

Total expenses	10,705	10,705	—	10,649	10,285	364

Income (loss) before income tax provision, minority interest and discontinued operations	7,011	6,983	28	10,455	10,797	(342)

Income tax benefit (provision)	(206)	(207)	1	(461)	(479)	18
Minority interest (preferred stock dividend of subsidiary)	(68)	(68)	—	(67)	(67)	—

Income (loss) from continuing operations	6,737	6,708	29	9,927	10,251	(324)

Discontinued operations	778	766	12	560	(12)	572

Net income	$7,515	$7,474	$41	$10,487	$10,239	$248

Note 15. Subsequent Event:
In October 2008, due to current economic and market conditions, we announced a number of cost reduction initiatives. These initiatives include streamlining our sales, credit and servicing, as well as outsourcing some functions. These changes resulted in one-time severance related charges of approximately $1.8 million recorded in the third quarter (approximately $1.6 million) and fourth quarter (approximately $0.2 million) resulting from the elimination of approximately 25% of our workforce.
The approximate $1.8 million of charges represents severance payments due to individuals and is composed of two parts. The first is an accrual during the third quarter of 2008 of approximately $1.6 million owed to an executive officer pursuant to his employment and separation agreements in accordance with SFAS No. 5, “Accounting for Contingencies”. The remaining approximate $0.2 million represents severance payments due to individuals covered under benefit arrangements communicated during the fourth quarter of 2008 under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which provides for termination benefits in the event an employee is involuntarily terminated. Liabilities are recorded under these arrangements when it is probable that employees will be entitled to the benefits, the amount can be reasonably estimated, management has approved an action to terminate the employees, the action will take place within one year and has been communicated to the employees. This occurred during October 2008; thus, the $0.2 million of severance payments due to employees was recorded in the fourth quarter. All of our charges relate to one-time employee termination and other benefits for employees included within the lending segment which are primarily expected to be paid within one year.

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
The following discussion of our financial condition at September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Part II. Other Information — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
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
Prior to the current liquidity crisis that severely restricted leverage availability throughout the economy, we primarily originated loans to small businesses principally collateralized by first liens on the real estate of the related business. One of the results of this lending activity is an outstanding portfolio of loans which is predominantly to borrowers in the limited service hospitality industry. Our business plan was to originate loans and then sell those loans through privately-placed structured loan transactions and retain residual interests in the loans sold through a subordinate financial interest in the related QSPEs. This business plan was successful and allowed us to grow our portfolio of serviced loans to approximately $500 million. The use of the securitization market was a principal driver of this portfolio growth. We believe that our current outstanding retained portfolio of loans could similarly be successfully structured as a securitization. However, due to the lack of a market for our type of securitization and the prospect that this market may never come back or returns with costs that we may not be able to accept, we have refocused our lending and are now focusing almost exclusively on originating under the SBA 7(a) lending program. The financial crisis has worsened as the pace of economic activity has slowed markedly in the last several months and financial market turmoil reached record levels. This turmoil has resulted in even further reductions in liquidity and credit availability. However, recently, the Federal government has taken steps to increase market liquidity. There can be no assurance that these recent efforts will stimulate liquidity and assist in providing us with increased access to capital.
In October 2008, due to current economic and market conditions, we announced cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. The reported results for the nine months ended September 30, 2008 include approximately $1.6 million in severance and related benefits owed to one of our executive officers based on his employment and separation agreements. In addition, eleven other individuals were terminated and provided with severance benefits in accordance with communications to them in October 2008. This severance and related benefits expense (approximately $0.2 million) was recorded during the fourth quarter of 2008. Management estimates annual savings for these initiatives to be approximately $1.0 million to $1.2 million which will primarily be a reduction of salaries and related benefits on our consolidated income statement.

Our retained loan portfolio continues to perform well with continued minimal loan losses and low delinquencies. However, we are still facing several economic challenges that are impacting our ability to fully utilize our lending platform and these factors have caused reduced yields on our assets as interest rates declined. These economic challenges include: (1) reduced availability of capital, (2) continued prepayments on our serviced portfolio, (3) continued low short-term market interest rates and (4) the result of a perceived or potential economic recession. These challenges are anticipated to be reflected through reduced earnings during the remainder of 2008 and into 2009.
Our portfolio of predominantly limited service hospitality loans that was securitized has performed well and we continue to see anticipated losses on securitized loans being below estimates for these loans. Our previous eleven securitizations have performed in an exemplary manner. Of the four remaining securitizations, which originally consisted of approximately $300 million of loans, approximately $72 million remain with minimal 60-day delinquencies.
Credit Market Impact on Us
The availability of capital for providers of real estate financing started to deteriorate during 2007 with the initial cause of the deterioration being credit concerns in the sub-prime residential mortgage market. We are neither an originator of sub-prime mortgages nor an originator of single-family residential mortgages. However, as a result of these concerns, there was a spillover effect and during 2008, banks, insurance companies and other capital providers substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. At the current time, there is no market for commercial loan asset-backed securitizations which has had a significant impact on our ability to leverage our retained portfolio. We cannot anticipate when, or if, this market will be available to us in the future. Until this market is available, our ability to grow is limited.
In response to the changes in the capital markets, we took several steps to reduce our capital needs. The primary change was the focus on origination of almost exclusively SBA 7(a) loans, which require less capital due to the ability to sell the guaranteed portion of such loans. However, even though the securities issued are guaranteed by the U.S. government, recently the market for Secondary Market Loan Sales has diminished and the premiums achieved on selling loans into that market have reduced. This market dislocation is a result of the present liquidity crisis which decreased investor demand for asset-backed securities and increased investor yield requirements.
Currently, we are able to sell and receive our principal and profit but it is below a price that we feel is reasonable. Therefore, we may defer sales of fully funded SBA 7(a) loans until the market for Secondary Market Loan Sales improves. To the extent we defer selling the guaranteed portion of our SBA 7(a) loans, our outstanding borrowings under our revolving credit facility will increase until we sell the loans. In the event of default, the guaranteed portion of these loans held by us will be guaranteed as to payment of principal and interest (up to 90 days) by the SBA.
Our conduit facility matured on May 2, 2008. The balance outstanding on the conduit facility (approximately $22 million) was repaid using proceeds from our revolving credit facility. We increased the amount available under our revolving credit facility from $20 million to $45 million in January 2008. However, the credit markets remain extremely illiquid making it difficult and cost prohibitive to further increase availability under our revolving credit facility at this time. We believe that our current capital needs can be met by our $45 million revolving credit facility and are deferring any request for an increase to our facility until such time as the cost of funds for additional capital becomes more reasonable. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under our revolving credit facility or identify other sources of funds with acceptable terms. We have availability through December 31, 2009 under our revolving credit facility; however, the limited amount of capital available to originate new loans has caused us to substantially eliminate non-SBA 7(a) loan origination activity and limit the amount of shorter-term loans to small businesses under the SBA 7(a) program. As a result, all of our outstanding loan commitments are for SBA 7(a) loans.

Our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We anticipate using our operating cash flow and revolving credit facility to fund these purchases.
Loan Activity
During the first nine months of 2008 we funded approximately $30.6 million of loans. The market segment for limited service hospitality loans continues to be competitive and our ability to fund loans is constrained by our availability of funds. We anticipate that our fundings during the fourth quarter of 2008 will be between $5 million and $10 million. Assuming the pricing for selling loans into the secondary market stabilizes, we expect to originate between $20 million and $25 million in 2009. The typical size of an SBA 7(a) loan origination is smaller than our commercial mortgage originations. However, we have recently been concentrating on longer-term loan originations with real estate for collateral. We are targeting loans between $750,000 and $1,500,000 which we would expect to fund during 2009.
The competitive nature of this market has resulted in a significant increase in prepayments of our serviced loans. We had greater than $84 million of prepayments in 2007 and over $55 million during the first nine months of 2008 on our serviced portfolio. As shown in the table below, the result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $287 million at September 30, 2008. We saw high levels of prepayment activity during the first half of 2008; however, the credit market disruptions have had a moderating effect. Our prepayment activity slowed during the third quarter of 2008 and we expect that the amount of prepayments will continue at this level during the fourth quarter of 2008 and into 2009.
In addition to our retained portfolio of $186.7 million, at September 30, 2008, we service approximately $100.5 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and Secondary Market Loan Sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).
Information on our Serviced Portfolio, including prepayment trends, was as follows:

	September 30,	December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Serviced Portfolio (1)	$287,267	$326,368	$397,567	$447,220	$468,158

Loans funded	$30,571	$33,756	$51,686	$50,357	$51,859

Prepayments (2)	$55,733	$84,137	$91,710	$41,049	$15,931

% Prepayments (3) (4)	17.1%	21.2%	20.5%	8.8%	3.2%

(1)	Serviced Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Does not include balloon maturities of SBA 504 program loans.

(3)	Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year.

(4)	For the nine months ended September 30, 2008, annualized prepayments as a percentage of our Serviced Portfolio outstanding as of the beginning of the applicable year were 22.8%.
We believe that as a result of First Western’s preferred lender status and expanded marketing initiatives, our originations under the SBA 7(a) program will continue to increase. However, there remains significant competition for SBA 7(a) loans from banks that are willing and able to provide lower interest rate terms than us due to fees generated from other bank products.

Additional Opportunities
We continue to explore additional investment and business opportunities. However, as a result of current market disruptions, investment in these opportunities is limited. We are evaluating investment opportunities in the banking industry which may provide alternative and/or lower costs of funds as well as alternative lending products. To the extent we were to invest in certain opportunities in the banking industry, we may no longer be able to operate as a REIT. These changes may require shareholder approval. While we have used resources to evaluate these opportunities, there can be no assurance that we will ultimately invest in any of these alternatives. In addition, some of these alternatives may initially generate negative cash flow and could impact our ability to maintain our dividend payments at their current or anticipated levels. In order to finance these investments, we would need an alternative source of funds other than our revolving credit facility.
Market Interest Rates
As a result of actions by the Federal Reserve Bank and other economic events during 2008, LIBOR and the prime rate have fluctuated significantly and recent changes to LIBOR have been disproportionate to the prime rate. Most of our retained loans (approximately $144.9 million) and our consolidated debt (approximately $48.6 million) are based on LIBOR or the prime rate. On the net difference of $96.3 million between our variable-rate loans and debt, interest rate reductions will have a negative impact on our future earnings. In general, a 2% reduction in variable interest rates will cause a reduction in our net interest income of approximately $1.9 million assuming no other portfolio changes.
Real Estate Market Risk
Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. There have been significant increases in gasoline prices although these prices have moderated to some extent with the economic slow-down. When gas prices sharply increase, occupancy rates for properties located on interstate highways may decrease. These factors may cause a reduction in revenue per available room. In addition, the operations of the limited service hospitality properties collateralizing our loans may be negatively impacted by an economic recession whether factual or perceived. Our loan portfolio has continued to experience a limited amount of delinquencies and charge-offs; however, as a result of these economic factors, there can be no assurance that this positive performance will continue.
LOAN PORTFOLIO INFORMATION AND STATISTICS
General
Loans funded during the first nine months of 2008 were approximately $30.6 million, which is greater than the $25.5 million of loans we funded during the comparable period of 2007 (including approximately $5 million repurchased from our securitizations). We currently anticipate loan fundings to be between $5 million and $10 million during the fourth quarter of 2008. Assuming the pricing for selling loans into the secondary market stabilizes, we expect to originate between $20 million and $25 million in 2009. At September 30, 2008, December 31, 2007 and September 30, 2007, our outstanding commitments to fund loans were approximately $18.4 million, $32.1 million and $19.4 million, respectively. All of our current commitments are for variable-rate SBA 7(a) loans which provide an interest rate match with our present sources of funds and these loans also provide an SBA guarantee for 75% to 85% of the loan amount.

Loan Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$19,739	$21,723	$—	$1,689
SBA 7(a) program loans	6,955	2,167	2,467	461
SBA 504 program loans (1)	3,877	1,630	—	—

Total loans funded	30,571	25,520	2,467	2,150

Other Loan Transactions:
2001 Joint Venture (2)	13,760	—	—	—
1999 Partnership (2)	7,603	—	—	—
Loans originated in connection with the sales of assets acquired in liquidation and hotel properties	—	10,663	—	—

Total loans originated	$51,934	$36,183	$2,467	$2,150

Principal Repayments:
Prepayments	$19,123	$23,102	$2,644	$4,770
Proceeds from the sale of SBA 7(a) guaranteed loan	4,059	2,349	2,203	—
Scheduled principal payments	3,924	3,007	1,687	1,009
Balloon maturities of SBA 504 program loans (1)	4,699	8,085	2,754	1,414

Total principal repayments	$31,805	$36,543	$9,288	$7,193

(1)	Represents second mortgages originated under the SBA 504 program which are repaid by certified development companies.

(2)	We exercised our “clean-up” call provisions resulting in loans which were previously off-balance sheet now being included in our Retained Portfolio.
Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio was as follows:

	September 30,	December 31,	September 30,
	2008	2007	2007

Weighted average contractual interest rate	7.0%	9.0%	9.2%

Annualized average yield (1) (2)	8.3%	10.1%	10.1%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.

(2)	For the nine month periods ended September 30, 2008 and 2007 and for the year ended December 31, 2007.
The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2008 (set on October 1, 2008) is 3.88% and 5.00%, respectively, while the LIBOR and prime rate charged during the second quarter of 2008 (set on July 1, 2008) was 2.79% and 5.00%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans receivable.

The weighted average contractual interest rate on our Serviced Portfolio was 7.3%, 9.2% and 9.4% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.
Loan Portfolio Breakdown
Our retained loans receivable, net, was comprised of the following:

	September 30, 2008				December 31, 2007
				Weighted			Weighted
				Average			Average
	Loans receivable, net			Interest	Loans receivable, net		Interest
	Amount		%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$130,823		70.3%	6.4%	$129,650	78.1%	9.0%
Fixed-rate	41,279	(1)	22.1%	9.0%	22,794	13.8%	8.6%
Variable-rate — prime	14,088		7.6%	7.0%	13,525	8.1%	9.6%

	$186,190		100.0%	7.0%	$165,969	100.0%	9.0%

(1)	Includes loans from the 1999 Partnership and the 2001 Joint Venture.
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

Despite continuing economic stresses, our loan portfolio remains strong and appears well positioned for the future. Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Problem Loans:
Loans receivable	$1,442	$49
Sold loans of QSPEs (1)	320	—

	$1,762	$49

Special Mention Loans:
Loans receivable	$7,456	$3,064
Sold loans of QSPEs (1)	1,284	1,022

	$8,740	$4,086

Percentage Problem Loans:
Loans receivable	0.8%	—
Sold loans of QSPEs (1)	0.4%	—

Percentage Special Mention Loans:
Loans receivable	4.0%	1.8%
Sold loans of QSPEs (1)	1.8%	0.8%

(1)
We do not include the remaining outstanding principal of serviced loans pertaining to the guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

At September 30, 2008 and December 31, 2007, we had reserves of $142,000 and $42,000, respectively on our retained loans. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.07% during both the nine months ended September 30, 2008 and 2007, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
Overview

	Three Months Ended
	September 30,		Increase
	2008	2007	(Decrease)	% Change
	(In thousands, except per share data)
Total revenues	$5,080	$7,491	$(2,411)	(32.2%)
Total expenses	$4,437	$3,813	$624	16.4%

Income from continuing operations	$587	$3,542	$(2,955)	(83.4%)
Net income	$603	$3,497	$(2,894)	(82.8%)

Basic and diluted earnings per share:
Income from continuing operations and net income	$0.06	$0.33	$(0.27)	(81.8%)
Our income from continuing operations and net income were significantly impacted by a one-time charge for severance costs of $1,573,000 related to our cost savings initiatives. Without this one-time charge, our net income from continuing operations and net income would have been $2,160,000 and $2,176,000, respectively, during the three months ended September 30, 2008. Our revenues, income from continuing operations and net income during the third quarter of 2008 compared to the third quarter of 2007 were also impacted by a significant decrease in income generated from our Retained Interests. The decrease was primarily due to a reduction in prepayment fees received of $908,000 and a reduction in our weighted average Retained Interests. In addition, when comparing the third quarter of 2008 to the third quarter of 2007:
•	interest income decreased by $554,000 (13%) due primarily to declining variable interest rates;
•	income from Retained Interests declined $1,629,000 (61%) due primarily to a reduction in our weighted average Retained Interests of 36% and a decrease in unanticipated prepayment fees; and
•	excluding the severance costs, our total expenses would have declined by $949,000 (25%) due primarily to reductions in interest expense due to declining variable interest rates.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Interest income consisted of the following:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Interest income — loans	$3,456	$3,911
Accretion of loan fees and discounts	115	89
Interest income — idle funds	30	155

	$3,601	$4,155

The decrease in interest income — loans of $455,000 (12%) was primarily attributable to decreases in interest rates partially offset by an increase in our weighted average loans receivable outstanding of $23.6 million (14%) to $189.6 million during the three months ended September 30, 2008 from $166.0 million during the three months ended September 30, 2007. Our weighted average loans receivable increased primarily due to the consolidation of the loans previously included in the 1999 Partnership (approximately $7.6 million) and the 2001 Joint Venture (approximately $13.8 million) (previously off-balance sheet entities) during June 2008. At September 30, 2008, approximately 78% of our loans had variable interest rates. The base LIBOR charged to our borrowers decreased from 5.36% during the three months ended September 30, 2007 to 2.79% during the three months ended September 30, 2008.
Income from Retained Interests decreased by $1,629,000 to $1,047,000 during the three months ended September 30, 2008 from $2,676,000 during the three months ended September 30, 2007. The weighted average balance of our Retained Interests outstanding decreased $18.6 million (36%) to $33.4 million during the three months ended September 30, 2008 compared to $52.0 million during the three months ended September 30, 2007 due primarily to the repayment of the 1999 Partnership and 2001 Joint Venture structured notes and exercise of the related “clean-up calls”. In addition, there was a decrease in unanticipated prepayment fees of $908,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 12.7% during the three months ended September 30, 2008 from 13.7% during the three months ended September 30, 2007. We believe that our income from Retained Interests will decrease (1) as scheduled principal payments and prepayments of our sold loans occur and/or (2) additional “clean-up” call options are achieved.
As the 2001 Joint Venture and the 1999 Partnership are no longer accounted for as Retained Interests, the reduction in yield on our Retained Interests should be offset by the net margin generated from the interest earned on the underlying loans, less interest expense.
Other income consisted of the following:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Loan related income — other	$143	$352
Premium income	110	—
Servicing income	98	186
Equity in earnings	22	25
Prepayment fees	18	65
Other	41	32

	$432	$660

Premium income results from the sale of the guaranteed portion of First Western’s loans into the secondary market. Our SBA 7(a) program loan commitments have increased. To the extent we are able to further increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received; however, we may sell the guaranteed portions for future servicing instead of up-front premiums. Recently, the market for Secondary Market Loan Sales has diminished and the premiums achieved on selling loans into that market have reduced. Currently, we are able to sell and receive our principal and profit but it is below a price that we feel is reasonable. We may defer sales of fully funded SBA 7(a) loans until the market for Secondary Market Loan Sales improves.
We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up calls” are achieved, unless there is an increase in loans sold into the secondary market.
We saw high levels of prepayment activity during the first half of 2008; however, the credit market disruptions have had a moderating effect. Our prepayment activity slowed during the third quarter of 2008 and we expect that the amount of prepayments will continue at this level during the fourth quarter of 2008 and into 2009. However, since some of our fixed-rate loans have material prepayment fee provisions, the possibility exists that prepayment fees could increase from current levels. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.

Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Junior subordinated notes	$426	$603
Revolving credit facility	272	21
Debentures payable	125	126
Conduit facility	—	524
Structured notes	57	—
Other	50	72

	$930	$1,346

The weighted average cost of our funds for the quarter ended September 30, 2008 was 5.2% compared to 7.1% during the quarter ended September 30, 2007. Interest expense on the junior subordinated notes decreased as a result of decreases in variable interest rates. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility. The structured notes related to the 2001 Joint Venture and were repaid on August 15, 2008.
Other Expenses
Our combined general and administrative and salaries and related benefit expenses during the three months ended September 30, 2008 remained relatively constant at $1,832,000 compared to $1,776,000 during the three months ended September 30, 2007.
Severance and related benefits expense during the three months ended September 30, 2008 of $1,573,000 represents a one-time severance cost for an executive officer. We recorded approximately $0.2 million of costs during the fourth quarter of 2008 as a result of a reduction in workforce announced October 15, 2008.
During the third quarter of 2008, there were no permanent impairments on Retained Interests (write-downs of the value of our Retained Interests). Permanent impairments on Retained Interests were $636,000 for the three months ended September 30, 2007 resulting primarily from reductions in expected future cash flows due to increased prepayments.
Provision for loan losses, net increased to $102,000 during the three months ended September 30, 2008 from $55,000 during the three months ended September 30, 2007. Our credit performance was again positive, with delinquencies and problem assets continuing at low levels, but higher than our second quarter 2008 results. To the extent the weakened economy causes reductions in travel to the types of limited service properties that collateralize our loans, delinquencies and loan losses may rise. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact on our financial statements of increasing loan losses.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Overview

	Nine Months Ended
	September 30,		Increase
	2008	2007	(Decrease)	% Change
	(In thousands, except per share data)
Total revenues	$17,716	$21,104	$(3,388)	(16.1%)
Total expenses	$10,705	$10,649	$56	0.5%

Income from continuing operations	$6,737	$9,927	$(3,190)	(32.1%)
Net income	$7,515	$10,487	$(2,972)	(28.3%)

Basic and diluted earnings per share:
Income from continuing operations	$0.63	$0.93	$(0.30)	(32.3%)
Net income	$0.70	$0.98	$(0.28)	(28.6%)
Our income from continuing operations and net income were significantly impacted by a one-time charge for severance costs of $1,573,000 related to our cost savings initiatives. Without this one-time charge, our income from continuing operations and net income would have been $8,310,000 and $9,088,000, respectively, during the nine months ended September 30, 2008. Our revenues, income from continuing operations and net income during the nine months of 2008 compared to the nine months of 2007 were also impacted by a significant decrease in income generated from our Retained Interests. The decrease was primarily due to a reduction in our weighted average Retained Interests. In addition, when comparing the nine months of 2008 to the nine months of 2007:
•	interest income decreased by $1,523,000 (12%) due primarily to declining variable interest rates;
•	income from Retained Interests declined $1,411,000 (21%) due primarily to a reduction in our weighted average Retained Interests of 24% and a decrease in unanticipated prepayment fees of $124,000; and
•
excluding the severance costs, our total expenses would have declined by $1,517,000 (14%) due primarily to reductions in interest expense due to declining variable interest rates and a decrease in permanent impairments on Retained Interests.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Interest income consisted of the following:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Interest income — loans	$10,375	$11,691
Accretion of loan fees and discounts	356	332
Interest income — idle funds	155	386

	$10,886	$12,409

The decrease in interest income — loans of $1,316,000 (11%) was primarily attributable to decreases in variable interest rates partially offset by an increase in our weighted average loans receivable outstanding of $13.3 million (8%) to $179.2 million during the nine months ended September 30, 2008 from $165.9 million during the nine months ended September 30, 2007. The increase in our weighted average loans receivable is due, in part, to the consolidation of the loans previously included in the 1999 and 2001 securitizations (previously off-balance sheet entities). At September 30, 2008, approximately 78% of our loans had variable interest rates. The average base LIBOR charged to our borrowers decreased from 5.36% during the nine months ended September 30, 2007 to 3.41% during the nine months ended September 30, 2008.

Income from Retained Interests decreased by $1,411,000 to $5,243,000 during the nine months ended September 30, 2008 from $6,654,000 during the nine months ended September 30, 2007. The weighted average balance of our Retained Interests outstanding decreased $13.0 million (24%) to $40.8 million during the nine months ended September 30, 2008 compared to $53.8 million during the nine months ended September 30, 2007 due primarily to the repayment of the 1999 Partnership and 2001 Joint Venture structured notes and exercise of the related “clean-up calls”. In addition, there was a decrease in unanticipated prepayment fees of $124,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 15.1% during the nine months ended September 30, 2008 from 14.0% during the nine months ended September 30, 2007 due in part to a reduction in permanent impairments on our Retained Interests. We believe that our income from Retained Interests will decrease (1) as scheduled principal payments and prepayments of our sold loans occur and/or (2) additional “clean-up” call options are achieved.
As the 2001 Joint Venture and the 1999 Partnership are no longer accounted for as Retained Interests, the reduction in yield on our Retained Interests should be offset by the net margin generated from the interest earned on the underlying loans, less the interest expense.
Other income consisted of the following:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Prepayment fees	$396	$614
Servicing income	378	592
Loan related income — other	265	492
Premium income	223	174
Equity in earnings	70	75
Other	255	94

	$1,587	$2,041

We saw high levels of prepayment activity during the first half of 2008; however, the credit market disruptions have had a moderating effect. Our prepayment activity slowed during the third quarter of 2008 and we expect that the amount of prepayments will continue at this level during the fourth quarter of 2008 and into 2009. However, since some of our fixed-rate loans have material prepayment fee provisions, the possibility exists that prepayment fees could increase from current levels. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.
We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market by First Western. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up calls” are achieved, unless there is an increase in loans sold into the secondary market.
Premium income results from the sale of the guaranteed portion of First Western’s loans into the secondary market. Our SBA 7(a) program loan commitments have increased. To the extent we are able to further increase our volume of loans originated by First Western, there should be a corresponding increase in premiums received; however, we may sell the guaranteed portions for future servicing instead of up-front premiums. Recently, the market for Secondary Market Loan Sales has diminished and the premiums achieved on selling loans into that market have reduced. Currently, we are able to sell and receive our principal and profit but it is below a price that we feel is reasonable. We may defer sales of fully funded SBA 7(a) loans until the market for Secondary Market Loan Sales improves.

Interest Expense
Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Junior subordinated notes	$1,393	$1,788
Revolving credit facility	584	80
Conduit facility	434	1,635
Debentures payable	373	372
Structured notes	100	—
Other	211	216

	$3,095	$4,091

The weighted average cost of our funds during the nine months ended September 30, 2008 was 5.7% compared to 7.1% during the nine months ended September 30, 2007. Interest expense on the junior subordinated notes decreased as a result of decreases in variable interest rates. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility. The structured notes related to the 2001 Joint Venture and were repaid on August 15, 2008.
Other Expenses
Our combined general and administrative and salaries and related benefits expenses during the nine months ended September 30, 2008 remained relatively constant at $5,546,000 compared to $5,453,000 during the nine months ended September 30, 2007.
Severance and related benefits expense during the three months ended September 30, 2008 of $1,573,000 represents a one-time severance cost for an executive officer. We recorded approximately $0.2 million of costs during the fourth quarter of 2008 as a result of a reduction in workforce announced October 15, 2008.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $377,000 and $759,000 for the nine months ended September 30, 2008 and 2007, respectively, resulting primarily from reductions in expected future cash flows due to increased prepayments.
Provision for loan losses, net increased to $114,000 during the nine months ended September 30, 2008 from $107,000 during the nine months ended September 30, 2007. Our credit performance was again positive, with delinquencies and problem assets continuing at low levels, but higher than our second quarter 2008 year-to-date results. To the extent the weakened economy causes reductions in travel to the types of limited service properties that collateralize our loans, delinquencies and loan losses may rise. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact on our financial statements of increasing loan losses.
Discontinued Operations
We recorded gains on sales of real estate of $778,000 during the nine months ended September 30, 2008 primarily due to income recognition on previously unamortized deferred gains. Gains of $1,292,000 were recorded during the nine months ended September 30, 2007 resulting primarily from the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and three assets acquired in liquidation for approximately $7.6 million generating gains of approximately $185,000. Our remaining deferred gains totaled approximately $1.4 million at September 30, 2008. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.

Impairment losses were $233,000 for the nine months ended September 30, 2007 related to an estimated decline in fair value of an asset acquired in liquidation. In addition, net losses from discontinued operations were $499,000 during the nine months ended September 30, 2007 primarily due to fees for the prepayment of two mortgage notes of approximately $452,000 incurred in conjunction with the sale of the related hotel properties.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Nine Months Ended
	September 30,
	2008	2007	Change
	(In thousands)
Cash provided by operating activities	$7,423	$9,896	$(2,473)
Cash provided by investing activities	$3,397	$15,994	$(12,597)
Cash used in financing activities	$(17,463)	$(15,924)	$(1,539)
Operating Activities
Net cash flow from operating activities is primarily used to fund our dividends. The reduction was caused by greater loans funded, held for sale, net of proceeds from sale of guaranteed loans (“operating loan activity”) of $2,138,000. During the nine months ended September 30, 2008 and 2007, we had cash from operating activities before the (1) change in operating assets and liabilities and (2) operating loan activity, of $7,010,000 and $10,687,000, respectively, that was less than our dividend distributions by $798,000 and $70,000, respectively.
Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. There was a significant change in our sources and uses of funds when comparing the nine months of 2008 to the comparable period of 2007. The cause of the change was primarily an increase in cash used to fund loans of $1,203,000 combined with a reduction in principal collections on our loans receivable of $6,448,000. In addition, (1) we used cash in the nine months of 2008, approximately $2.8 million, to fund the “clean-up call” provision on one of our securitization transactions and (2) the principal collections on our Retained Interests decreased by $3,116,000 due to lower distributions of reserve funds since the required minimums were met during 2007 for most of the QSPEs.
Financing Activities
We used funds in financing activities during the nine months ended September 30, 2008 and 2007 primarily to pay dividends of $7,808,000 and $10,757,000, respectively. In addition, during the nine months ended September 30, 2008, we repaid the $7,205,000 in structured notes of the 2001 Joint Venture using primarily our Revolver. During the nine months ended September 30, 2007 we repaid the remaining balance on our mortgage notes of $2,642,000 related to hotel properties sold using our short-term credit facilities.
Sources and Uses of Funds
Sources of Funds
In general, our liquidity requirements include origination of new loans and the repayment of debt principal and interest. Our operating revenues are typically used to pay our operating expenses and dividends. We have been utilizing principal collections on existing loans receivable and Retained Interests and borrowings under our uncollateralized revolving credit facility (the “Revolver”) as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
•	Structured loan financings or sales;
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes; and/or
•	Common equity issuance.

As discussed previously, these markets (with the possible exception of SBA debentures) are not available at the present time and there can be no assurance that they will be available in the future. At our current share price, we do not intend to issue common shares.
Our conduit facility matured on May 2, 2008. The balance outstanding on the conduit facility (approximately $22 million) was repaid using proceeds from our Revolver. We increased the amount available under our Revolver from $20 million to $45 million in January 2008. The credit markets remain extremely illiquid making it difficult and cost prohibitive to increase availability under our Revolver at this time. We believe that our current capital needs can be met by our $45 million Revolver and are deferring any request for an increase to our facility until such time as the cost of funds for additional capital becomes more reasonable. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under our Revolver or identify other sources of funds with acceptable terms. We have availability through December 31, 2009 under our Revolver; however, the limited amount of capital available to originate new loans has caused us to substantially eliminate non-SBA 7(a) loan origination activity.
First Western sells the guaranteed portion of loans originated under the SBA 7(a) program. We expect the SBA guaranteed portion to be sold to either dealers in government guaranteed loans receivable or institutional investors as the loans are fully funded. However, even though the securities issued are guaranteed by the U.S. government, recently the market for these sales has diminished and the premiums achieved on selling loans into that market have reduced. This market dislocation is a result of the present liquidity crisis which decreased investor demand for asset-backed securities and increased investor yield requirements.
Currently, we are able to sell and receive our principal and profit but it is below a price that we feel is reasonable. Therefore, we may defer sales of fully funded SBA 7(a) loans until this market improves. To the extent we defer selling the guaranteed portion of our SBA 7(a) loans, our outstanding borrowings under our Revolver will increase until we sell the loans. In the event of default, the guaranteed portion of these loans held by us will be guaranteed as to payment of principal and interest (up to 90 days) by the SBA.
We expect that our sources of funds and cash on hand will be sufficient to meet our working capital needs as we focus almost exclusively on SBA 7(a) loan origination activity. However, there can be no assurance that we will be able to raise additional funds through our financing sources. A further reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources, including extension of our Revolver when in matures in December 2009, are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
We continue to have debt-to-equity ratios well below 1:1, with the ratio being 0.5:1 at September 30, 2008. This ratio is well below that of typical specialty commercial finance companies.
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
Prior to 2004, our primary source of long-term funds was structured loan sale transactions. Since 2004, our working capital was provided through credit facilities and the issuance of junior subordinated notes. At the current time, there is no market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available to us in the future. Until this market becomes available, our ability to grow is limited.
At September 30, 2008, we had availability of $23.5 million under our Revolver which matures December 31, 2009. Under our Revolver, we are charged interest on the balance outstanding at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over either the 30 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The Revolver requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test, as defined, based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt, and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. We also have minimum equity requirements. At September 30, 2008, we were in compliance with the covenants of this facility.

Uses of Funds
Currently, the primary use of our funds is to originate loans to small businesses. Our outstanding commitments to fund new loans were $18.4 million at September 30, 2008, all of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (typically 75% to 85% of each loan) may be sold into the secondary market. These commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During the fourth quarter of 2008, we anticipate loan originations will range from approximately $5 million to $10 million, which has been negatively impacted by the current market of diminished liquidity available to us. Assuming the pricing for selling loans into the secondary market stabilizes, we expect to originate between $20 million and $25 million in 2009.
We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. In addition, we may use funds to exercise “clean-up calls” and repay the outstanding structured notes in related QSPEs. While there is no requirement to exercise the “clean-up call” provision of the 2003 Joint Venture, if the structured notes are not repaid within sixty days of the availability of the “clean-up call,” the interest rate on these notes will increase from LIBOR plus 1.25% to LIBOR plus 2.50%.
One of our SBICs has redeemable preferred stock due in September 2009 ($2.0 million). We expect to repay this redeemable preferred stock using the SBIC’s cash on hand, advances from PMC Commercial, or through issuance of SBA debentures.
Our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions using our Revolver. No shares had been acquired under the share repurchase program as of October 31, 2008. We do not believe these repurchases will have any effect on compliance with the minimum equity requirements of our Revolver.
We have severance payments and related benefits totaling approximately $1.8 million due to our employees and an executive officer which are primarily expected to be paid during the next twelve months.
We may pay dividends in excess of our funds from operating activities to maintain our REIT status or as approved by our Board.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the effect, if any, on our results of operations and financial condition.
DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In addition, the Board uses cash flow from operating activities adjusted for (1) changes in operating assets and liabilities and (2) operating loan activity in determining the amount of dividends declared. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.

Dividends declared during 2008 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 7, 2008	March 31, 2008	$0.200
July 9, 2008	June 30, 2008	0.225
October 14, 2008	September 30, 2008	0.225

		$0.650

In setting the dividend, the Board considered (1) maintenance of our REIT status, (2) the likely adverse impact on our earnings from declining interest rates affecting our existing portfolio, which is composed primarily of variable-rate loans, and (3) greater uncertainty surrounding our prospects for new loan originations in the current market of diminished liquidity available to us. However, the cost reduction initiatives that have been implemented should provide stability to our future earnings. As a result, our Board feels confident that the current $0.225 per share quarterly dividend will be maintained for the next year. To the extent cash from operating activities does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify the dividend policy.
As a result of our REIT taxable income being greater than our distributions during prior periods, a portion of dividends paid during 2008 was used to satisfy our 2007 dividend requirement. In order to meet our 2008 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared in 2009 as distributions of 2008’s REIT taxable income. These distributions are known as spillover dividends.
REIT TAXABLE INCOME
REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

The following reconciles net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$7,515	$10,487	$603	$3,497
Book/tax difference on depreciation	(45)	(49)	(15)	(24)
Book/tax difference on property sales	(778)	680	(16)	(13)
Book/tax difference on Retained Interests, net	(3)	1,243	(151)	675
Severance accrual	1,573	—	1,573	—
Impairment losses	—	233	—	—
Dividend distribution from TRS	2,000	—	—	—
Book/tax difference on rent and related receivables	—	(1,152)	—	—
Book/tax difference on amortization and accretion	(172)	(192)	(32)	(46)
Asset valuation	106	(295)	90	6
Other book/tax differences, net	(30)	101	(75)	(73)

Subtotal	10,166	11,056	1,977	4,022

Less: taxable REIT subsidiaries net income, net of tax	(392)	(796)	(114)	(231)

REIT taxable income	$9,774	$10,260	$1,863	$3,791

Distributions declared	$7,004	$9,685	$2,425	$3,229

Weighted average common shares outstanding	10,771	10,758	10,782	10,765

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
Our taxable REIT subsidiaries’ net income has not historically been distributed to PMC Commercial. To the extent the subsidiary distributes its retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. Since 2005, approximately $3.7 million of earnings were accumulated. We distributed $2.0 million of these earnings from one of our taxable REIT subsidiaries to PMC Commercial during the second quarter of 2008.

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
Liquidity Risk
We are subject to market changes in the debt and asset-backed securities markets. These markets are currently inactive, which we believe will likely have a short-term and/or long-term adverse impact on our earnings and financial condition.
Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. As described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds,” our conduit facility matured without an additional extension and, as a result, we needed additional capital to sustain portions of our lending programs. We are currently trying to identify additional sources of funds at a reasonable cost. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of such debt facilities will be on economically reasonable terms. The market for trading asset-backed securities is also currently experiencing disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio with our current capital and Revolver.
Real Estate Risk
The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are collateral for our loans. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
•	national, regional and local economic conditions;

•	significant rises in gasoline prices within a short period of time if there is a concurrent decrease in business and leisure travel;

•	local real estate conditions (including an oversupply of commercial real estate);

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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Nine Months Ended	Year Ended	Nine Months Ended
Provision for loan losses	September 30, 2008	December 31, 2007	September 30, 2007
	(In thousands)
As reported (1)	$133	$123	$122
Loan losses increase by 50 basis points (2)	1,327	949	951
Loan losses increase by 100 basis points (2)	2,522	1,775	1,781

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
Our loans receivable are approximately 78% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans receivable. Currently, management believes that our LIBOR-based loans generally have spreads that approximate market interest rates; therefore, the value of these loans approximates our amortized cost. We had $144.9 million of variable-rate loans at September 30, 2008.
We had $41.3 million and $22.8 million of fixed-rate loans receivable at September 30, 2008 and December 31, 2007, respectively. The estimated fair value of these fixed interest rate loans receivable (approximately $41.6 million and $23.6 million at September 30, 2008 and December 31, 2007, respectively) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans receivable, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At September 30, 2008 and December 31, 2007, we had $144.9 million and $143.2 million of variable-rate loans receivable, respectively, and $48.6 million and $51.0 million of variable-rate debt, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($96.3 million and $92.2 million at September 30, 2008 and December 31, 2007, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at September 30, 2008 and December 31, 2007, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $963,000 and $922,000, respectively, on an annual basis.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver and redeemable preferred stock of subsidiary. At September 30, 2008 and December 31, 2007, approximately $12.0 million and $11.9 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2008, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $486,000.
Our fixed-rate debt at September 30, 2008 is comprised primarily of SBA debentures which currently have prepayment penalties up to 2% of the principal balance.
The following tables present the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2008 and December 31, 2007:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,942	$1,906	$—	$—	$—	$8,167	$12,015	$11,735

Variable-rate debt (LIBOR and prime based) (3)	—	21,500	—	—	—	27,070	48,570	43,882

Totals	$1,942	$23,406	$—	$—	$—	$35,237	$60,585	$55,617

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2008 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at September 30, 2008 was 5.3%.

	Years Ending December 31,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,901	$1,867	$—	$—	$8,165	$11,933	$11,519

Variable-rate debt (LIBOR based) (3)	23,950	—	—	—	—	27,070	51,020	47,400

Totals	$23,950	$1,901	$1,867	$—	$—	$35,235	$62,953	$58,919

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2007 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2007 was 7.4%.
RETAINED INTERESTS
Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment (if there is a reduction in expected future cash flows) or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at September 30, 2008, the estimated fair value of our Retained Interests at September 30, 2008 would have decreased by approximately $0.4 million and $0.7 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 100 basis points and 200 basis points higher than rates estimated at December 31, 2007, the estimated fair value of our Retained Interests at December 31, 2007 would have decreased by approximately $0.8 million and $1.6 million, respectively.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the following:
Liquidity and Capital Resources Risks
The current levels of market volatility are unprecedented which may have an impact on our access to capital markets.
The capital and credit markets have been experiencing volatility and disruption for more than a year. Recently, the volatility and disruption has reached unprecedented levels including pricing for the guaranteed portion of loans which are typically sold into the secondary market. In addition, the capital markets have continued to tighten credit availability to companies without regard to their underlying financial strength. If current levels of market disruption and volatility were to continue or deteriorate, we may experience an adverse effect, which may be material, on our ability to access capital markets and on our financial condition and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
A. Exhibits

3.1
Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

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
10.1
Separation Agreement and General Release dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2008).

10.2
Consulting Agreement dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2008).

*10.3		Eighth Amendment to Credit Agreement dated October 23, 2008.
*31.1		Section 302 Officer Certification — Chief Executive Officer
*31.2		Section 302 Officer Certification — Chief Financial Officer
**32.1		Section 906 Officer Certification — Chief Executive Officer
**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 11/7/08	/s/ Lance B. Rosemore
Lance B. Rosemore
Chairman of the Board of Trust Managers, President and Chief Executive Officer

Date: 11/7/08	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

3.1
Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

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
10.1
Separation Agreement and General Release dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2008).

10.2
Consulting Agreement dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2008).

*10.3		Eighth Amendment to Credit Agreement dated October 23, 2008.
*31.1		Section 302 Officer Certification — Chief Executive Officer
*31.2		Section 302 Officer Certification — Chief Financial Officer
**32.1		Section 906 Officer Certification — Chief Executive Officer
**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.