Form 10-K
period 2008-12-31
PMC COMMERCIAL TRUST /TX
filed 2009-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 1-13610
PMC COMMERCIAL TRUST
(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17950 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common shares of beneficial interest, $.01 par value	NYSE Alternext US
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of common shares held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2008 as reported on the American Stock Exchange, was approximately $76 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2009, the Registrant had outstanding 10,639,733 Common Shares of Beneficial Interest.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST
Form 10-K
For the Year Ended December 31, 2008

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
PART I
Item 1. BUSINESS
INTRODUCTION
PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) organized in 1993 that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. Our outstanding loans are primarily to borrowers in the limited service hospitality industry. As a REIT, we seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We must distribute at least 90% of our REIT taxable income to shareholders to maintain our REIT status. See “Tax Status.” We pay dividends from the cash flow generated from our operations. Our common shares are traded on the NYSE Alternext US under the symbol “PCC.”
Our mission is to derive income primarily from the origination of real estate collateralized loans. Through conservative underwriting and exceptional service, we strive to provide our shareholders with the highest dividend, consistent with the focus on preservation of investment capital.
We generate revenue primarily from the yield and other fee income earned on our investments. Our operations are located in Dallas, Texas and include originating, servicing and selling commercial loans. During the years ended December 31, 2008 and 2007, our total revenues were approximately $23.1 million and $27.3 million, respectively, and our net income was approximately $9.8 million and $13.1 million, respectively. See “Item 8. Financial Statements and Supplementary Data” for additional financial information.
In addition to loans originated by PMC Commercial, we also originate loans through our subsidiaries. Our principal wholly-owned lending subsidiaries are: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). PMCIC and Western Financial are small business investment companies (“SBICs”).
First Western is a “Preferred Lender” nationwide, as designated by the SBA, and originates, sells and services small business loans throughout the continental United States. As a non-bank SBA 7(a) Program lender, First Western is able to originate loans on which a substantial portion of the loan (currently 75% to 85%) is guaranteed as to payment of principal and interest by the SBA. When we sell the government guaranteed portion of First Western’s loans, we may receive cash premiums at the time of sale. Due to the existence of the SBA guarantee which generally provides us with premiums upon sale, we are able to originate loans that meet the criteria of the SBA 7(a) Program and have less stringent underwriting criteria than our non-SBA 7(a) Program loan originations. See “Lending Activities — SBA Programs.”

Our ability to generate interest income is dependent upon economic, regulatory and competitive factors that influence interest rates and loan originations and our ability to secure financing for our investment activities. The amount of income earned varies based on the volume of loans funded, the volume of loans which prepay and the resultant applicable prepayment fees, if any, the interest rate on loans originated and the general level of interest rates. During periods of falling interest rates, due to the significant level of our variable-rate loans, our interest income is subject to interest rate risk. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”
Generally, in order to fund new loans, we need to borrow funds or sell loans. Since 2004, our working capital has been provided through credit facilities and the issuance of junior subordinated notes. Prior to that, our primary source of funds was structured loan transactions/securitizations. In structured loan transactions, we contributed loans to special purpose entities (“SPEs”) in exchange for cash and a subordinate financial interest in that entity. See “Structured Loan Transactions.” At the current time, there is no market for commercial loan asset-backed securitizations. Due to the lack of this market for our type of securitization and the prospect that this market may never recover to its prior form or may return with costs or structures that we may not be able to accept, and the uncertainty surrounding extension of our revolving credit facility, we have refocused our lending activities and are now focusing almost exclusively on originating loans under the SBA 7(a) Program. In addition, our revolving credit facility expires on December 31, 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds — Liquidity Summary.” There can be no assurance that we can extend the maturity date of the facility or that its terms will not change. If the revolving credit facility is not extended or replaced, we may have to reduce our commitments to fund loans under the SBA 7(a) Program.
Prior to 2007, we operated in two identifiable reporting segments: (1) the lending division, which originates loans to small businesses primarily in the limited service hospitality industry and (2) the property division, which owned and operated our hotel properties. As of June 30, 2007, we had sold or leased all of our hotel properties. All revenues and expenses of the properties sold were included in discontinued operations. However, as the down payments received were not sufficient to qualify for full accrual gain treatment on certain of the sales, we recorded initial installment gains and deferred the remaining gains. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. As deferred gains on hotel property sales are recorded, they are included within the property division.
LENDING ACTIVITIES
Overview
We are a national lender that primarily originates loans to small businesses, principally in the limited service hospitality industry. In addition to first liens on real estate of the related business, our loans are typically personally guaranteed by the principals of the entities obligated on the loans.
We identify loan origination opportunities through personal contacts, internet referrals, attendance at trade shows and meetings, direct mailings, advertisements in trade publications and other marketing methods. We also generate loans through referrals from real estate and loan brokers, franchise representatives, existing borrowers, lawyers and accountants. Payments are sometimes made to non-affiliated individuals who assist in generating loan applications, with such payments generally not exceeding 1% of the principal amount of the originated loan.
Limited Service Hospitality Industry
Our outstanding loans are generally collateralized by first liens on limited service hospitality properties and are typically for owner-operated facilities operating under national franchises, including, among others, Comfort Inn, Hampton Inn & Suites, Holiday Inn Express, Best Western and Clarion. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems and advertising, consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.

Lodging demand in the United States generally appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. As a result of the current economic turmoil, leading lodging industry analysts, including PricewaterhouseCoopers LLP, have noted the following:
•	The industry will likely feel a pronounced negative impact during 2009 as businesses and consumers take steps to reduce discretionary spending;
•	Lodging demand is expected to contract more rapidly in 2009 than the overall economy; and
•	Average daily room rates are expected to retreat during 2009.
The most abrupt effects of reduced travel are expected to be concentrated in the first three quarters of 2009.
Loan Originations and Underwriting
We believe that we successfully compete in certain sectors of the commercial real estate finance market due to our understanding of our borrowers’ businesses, the flexible loan terms that we offer and our responsive customer service.
We consider the underlying cash flow of the tenant or owner-occupant as well as more traditional real estate underwriting criteria such as:
•	The components, value and replacement cost of the borrower’s collateral (primarily real estate);

•	The industry and competitive environment in which the borrower operates;

•	The financial strength of the guarantors;

•	Analysis of local market conditions;

•	The ease with which the collateral can be liquidated;

•	The existence of any secondary repayment sources;

•	Analysis of the property operator; and

•	The existence of a franchise relationship.
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
We believe that our typical non-SBA 7(a) Program loan is distinguished from those of some of our competitors by the following characteristics:
•
Substantial down payments are required. We usually require an initial down payment of not less than 20% of the total cost of the project being financed. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the project being financed.

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

•	The obligor is personally liable for the loan. We typically require the principals of the borrower to personally guarantee the loan.
Our non-SBA 7(a) Program has been inactive since the middle of 2008 and we are currently originating primarily variable-rate loans based on the prime rate under our SBA 7(a) Program.

General information on our loans receivable, net, was as follows:

	At December 31,
	2008			2007
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$123,081	68.4%	7.5%	$129,650	78.1%	9.0%
Fixed-rate	39,297	21.9%	9.0%	22,794	13.8%	8.6%
Variable-rate — prime	17,429	9.7%	6.9%	13,525	8.1%	9.6%

Total	$179,807	100.0%	7.7%	$165,969	100.0%	9.0%

Our variable-rate loans generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.
Loan Activity
The following table details our loan activity for the years indicated:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Loans receivable, net — beginning of year	$165,969	$169,181	$157,574	$128,234	$50,534
Loans originated (1)	55,950	44,419	71,530	58,852	53,659
Loans acquired (2)	—	—	—	—	55,144
Principal collections (3)	(33,268)	(32,559)	(47,240)	(13,826)	(23,196)
Repayments of SBA 504 program loans (4)	(4,699)	(8,085)	(2,342)	(2,180)	(1,621)
Loans sold (5)	(4,059)	(1,971)	(6,373)	(7,785)	(6,222)
Loans transferred to AAL (6)	—	(4,917)	(3,730)	(5,657)	(2,115)
Loan deemed to be repurchased (7)	—	—	—	—	2,126
Other adjustments (8)	(86)	(99)	(238)	(64)	(75)

Loans receivable, net — end of year	$179,807	$165,969	$169,181	$157,574	$128,234

(1)	During 2008, includes $21,363 of loans from the exercise of the “clean-up call” provisions of two of our structured loan sale transactions.

(2)	Represents the estimated fair value of loans acquired in the merger with PMC Capital, Inc. (“PMC Capital”), our affiliate through common management.

(3)	Represents scheduled principal payments, maturities and prepayments.

(4)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.

(5)	Represents the government guaranteed portion of SBA 7(a) Program loans sold through private placements to either dealers in government guaranteed loans or institutional investors.

(6)	Loans on which the collateral was foreclosed upon and the assets were subsequently classified as assets acquired in liquidation (“AAL”).

(7)
Represents a loan at its estimated fair value deemed to be repurchased from a qualified SPE as a result of a delinquent loan on which we initiated foreclosure on the underlying collateral and were contractually allowed to repurchase from the qualified SPE.

(8)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Quarterly Loan Originations
The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
First Quarter	$17,136	$15,401	$17,630	$8,251	$6,609
Second Quarter (1)	32,331	18,632	13,536	11,236	17,255
Third Quarter	2,467	2,150	5,710	15,010	14,998
Fourth Quarter	4,016	8,236	34,654	24,355	14,797

Total	$55,950	$44,419	$71,530	$58,852	$53,659

(1)	For 2008, includes $21,363 of loans from the exercise of the “clean-up call” provisions of two of our structured loan sale transactions.
Loan Portfolio Statistics
Information on our loans receivable (“Retained Portfolio”), loans which have been sold (either to the qualified SPEs or secondary market sales of SBA 7(a) Program loans) and on which we have retained interests (the “Sold Loans”) and our Retained Portfolio combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
		2008			2007

	Aggregate	Sold	Retained	Aggregate	Sold	Retained
	Portfolio	Loans	Portfolio	Portfolio	Loans	Portfolio
	(Dollars in thousands)
Portfolio outstanding (1)	$275,530	$94,925	$180,605	$326,368	$159,945	$166,423
Weighted average interest rate	7.9%	8.2%	7.7%	9.2%	9.4%	9.0%
Annualized average yield (2)	8.4%	8.2%	8.4%	10.5%	10.9%	10.1%
Weighted average contractual maturity in years	14.7	12.1	16.0	14.8	12.6	17.0
Impaired loans (3)	$13,339	$1,544	$11,795	$4,135	$1,022	$3,113
Hospitality industry concentration %	88.9%	85.2%	90.8%	90.9%	88.1%	93.5%
Texas concentration % (4)	22.9%	22.2%	23.2%	25.3%	25.7%	25.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)
The calculation of annualized average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average outstanding portfolio.

(3)
Includes loans on which the collection of the balance of principal is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance (“Problem Loans”) and the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans,” and together with Problem Loans, “Impaired Loans”). We do not include the remaining outstanding principal of serviced loans pertaining to the government guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

(4)
In addition, at December 31, 2008, approximately 10% of our Retained Portfolio was collateralized by properties in Arizona. No other concentrations greater than or equal to 10% existed at December 31, 2008 for our Retained Portfolio, Sold Loans or Aggregate Portfolio.

Industry Concentration
The distribution of our loan portfolio by industry was as follows at December 31, 2008:

	Retained Portfolio			Aggregate Portfolio
	Number		% of	Number		% of
	of		Total	of		Total
	Loans	Cost (1)	Cost	Loans	Cost (1)	Cost
	(Dollars in thousands)
Hotels and motels	139	$163,901	90.8%	201	$244,814	88.9%
Convenience stores/service stations	13	7,882	4.4%	17	13,288	4.8%
Restaurants	22	3,142	1.7%	22	4,838	1.8%
Services	19	1,124	0.6%	22	4,448	1.6%
Retail	10	1,363	0.7%	10	1,901	0.7%
Other	16	3,193	1.8%	21	6,241	2.2%

	219	$180,605	100.0%	293	$275,530	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.
SBA Programs
General
We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:
•	We have an SBLC that originates loans through the SBA’s 7(a) Program;
•	We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios;
•
We have two licensed SBICs regulated under the Small Business Investment Act of 1958, as amended. Our SBICs use long-term funds provided by the SBA, together with their own capital, to provide long-term collateralized loans to eligible small businesses, as defined under SBA regulations.

Our regulated SBA subsidiaries are periodically examined and audited by the SBA to determine compliance with SBA regulations.
SBA 7(a) Program
Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (1) gross sales of the borrower cannot exceed size standards set by the SBA (i.e., $7.0 million for limited service hospitality properties, etc.), (2) liquid assets of the borrower and affiliates cannot exceed specified limits, and (3) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.5 million. Maximum maturities for SBA 7(a) Program loans are 25 years for real estate and between seven and 10 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”
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
STRUCTURED LOAN TRANSACTIONS
General
While the securitization market is not currently a viable financing vehicle, prior to 2004, structured loan transactions were our primary method of obtaining funds for new loan originations. In structured loan transactions, we contributed loans to an SPE in exchange for a subordinated financial interest in that entity and obtained an opinion of counsel that the contribution of the loans to the SPE constituted a “true sale” of the loans. The SPE issued notes payable through a private placement to third parties and then distributed a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. Since the SPEs met the definition of qualified SPEs (“QSPEs”), we accounted for the structured loan transactions as sales of our loans; and as a result, neither the loans contributed to the QSPE nor the notes payable issued by the QSPE were included in our consolidated financial statements. The terms of the notes payable issued by the QSPEs provide that the partners of these QSPEs are not liable for any payment on the notes. Accordingly, if the QSPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We service the loans pursuant to the transaction documents and are paid a fee of 30 basis points per year based on the principal outstanding.
When structured loan sale transactions were completed, our ownership interests in the QSPEs were accounted for as retained interests in transferred assets (“Retained Interests”) and recorded at the present value of the estimated future cash flows to be received from the QSPE. The difference between (1) the carrying value of the loans sold and (2) the sum of (a) the cash received and (b) the relative fair value of our Retained Interests, constituted the gain or loss on sale.
All of our securitization transactions provide a “clean-up call”. A “clean-up call” is an option to repurchase the remaining transferred assets when the amount of the outstanding assets (or corresponding notes payable outstanding) falls to a level at which the cost of servicing those assets becomes burdensome. At the time we are entitled to exercise the “clean-up call,” we consolidate the assets and liabilities of the securitization.
Retained Interests
General
As of December 31, 2008, the QSPEs consisted of:
•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”);

•	PMC Joint Venture, L.P. 2000-1 (the “2000 Joint Venture”);

•	PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”); and,

•	PMC Joint Venture, L.P. 2003-1 (the “2003 Joint Venture,” and together with the 2000 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”).
The 2002 Joint Venture reached its “clean-up call” option during January 2009 becoming a non-qualifying SPE; however, based on our current liquidity needs, the option was not exercised. The 2002 Joint Venture will be consolidated in our financial statements beginning in the first quarter of 2009.
In addition, First Western has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Program.

At December 31, 2008, the cost of our Retained Interests was approximately $32.6 million with an estimated fair value of $33.2 million. Our Retained Interests primarily consist of (1) the required overcollateralization (the “overcollateralized piece”), which is the retention of a portion of each of the Sold Loans, (2) the reserve fund, which represents the required cash balance owned by the QSPE and (3) the interest-only strip receivable (the “interest-only strip receivable”), which represents the future excess funds to be generated by the QSPE after payment of all obligations of the QSPE.
Our Retained Interests are subject to credit, prepayment and interest rate risks. The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the QSPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation of the Retained Interests is included in our balance sheet in beneficiaries’ equity. Any depreciation of Retained Interests is either included in our statement of income as either a permanent impairment or on the balance sheet in beneficiaries’ equity as an unrealized loss.
We retain a portion of the default and prepayment risk associated with the underlying loans of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our Retained Interests will vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans sold. Although we believe that assumptions made as to the future cash flows are reasonable, actual rates of loss or prepayments will vary from those assumed and the assumptions may be revised based upon changes in facts or circumstances. See “Item 1A - Risk Factors — Investment Risks General — There is no market for our Retained Interests and the value is volatile.”
Determination of what a willing buyer would pay for our Retained Interests is complicated due to, among other reasons, the following:
•	The historical lack of buyers for small business loan asset-backed securities similar to ours;

•	More recently, the lack of a liquid market for asset-backed securities;

•
The composition of our Retained Interests which has a high concentration of “hard collateral” such as restricted cash and the net difference (or overcollateralization) between the loans from the borrowers and the structured notes payable;

•	The limited number of companies that have securitized our type of loans;

•	The relatively small size of our Retained Interests; and

•	The short remaining lives of the QSPEs until reaching “clean-up calls.”
As a result of the lack of available market inputs, at the time our securitization transactions were completed and for each quarterly valuation update, we utilized a cash flow model to determine the estimated fair value of our Retained Interests. The turmoil in the credit markets has spotlighted the use of cash flow models and management has evaluated the complexities and range of judgments inherent in using cash flow models in light of the current market illiquidity. Our cash flow models require significant assumptions and judgments that reflect the current market illiquidity and, as a result, we have increased the discount rates utilized in our cash flow models and have reevaluated our expectation of future prepayments and loan losses on the underlying securitized loans in light of the current illiquid markets.
In accordance with generally accepted accounting principles, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2008 and 2007, our consolidated balance sheets do not include $77.6 million and $141.8 million in assets, respectively, and $44.0 million and $94.4 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2008, the aggregate partners’ capital of the QSPEs was approximately $33.6 million compared to the estimated value of the associated Retained Interests of approximately $32.9 million.

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
EMPLOYEES
We employed 31 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2008. In addition, we have employment agreements with our executive officers. Our operations are conducted from our Dallas, Texas office. We believe the relationship with our employees is good.
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
Fixed-rate lending: As a result of the prolonged period in which the yield curve was inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where it was no longer economically viable for us to compete for fixed-rate loans. In the current market, borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost and availability of funds. Consequently, we are currently committing to loans with a variable rate.
CUSTOMERS
We are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.
SECURITIES EXCHANGE ACT REPORTS
The Company maintains an internet site at the following address: www.pmctrust.com. We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with the SEC.

Item 1A. RISK FACTORS
Due to the complexity of the Company, a wide range of factors could materially affect future developments and our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition. These factors could also impair our ability to maintain dividend distributions at current or anticipated levels.
Investment Risks — Lending Activities
Changes in interest rates could negatively affect lending operations, which could result in reduced earnings and dividends.
As a result of our current dependence on variable-rate loans, our interest income will be reduced during low interest rate environments. To the extent that LIBOR or the prime rate decreases, interest income on our loans will decline. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”
Changes in interest rates do not have an immediate impact on the interest income of our fixed-rate loans. Our interest rate risk on our fixed-rate loans is primarily due to loan prepayments and maturities. The average maturity of our loan portfolio is less than its average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans at lower rates).
In addition, our net income is materially dependent upon the “spread” between the rate at which we borrow funds and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.
At the present time, we are originating variable-rate loans and have certain debt which is long-term and at fixed interest rates and certain preferred stock which is long-term with a fixed dividend yield. If the yield on loans originated with funds obtained from fixed-rate borrowings or preferred stock fails to cover the cost of such funds, our cash flow will be reduced.
Recent changes in economic conditions could have a continuing adverse effect on our profitability.
Turmoil in the financial markets has adversely affected economic activity. This turmoil and the recession subjects our borrowers to financial stress which could impair the ability of our borrowers to satisfy their obligations to us. During periods of economic stress, delinquencies and losses may increase and losses may be substantial.
In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a further shift in consumer demand away from limited service hospitality properties which collateralize the majority of our loans. Leading lodging analysts predict the industry will likely feel a pronounced negative impact during 2009 as businesses and consumers take steps to reduce discretionary spending.
Commercial mortgage loans expose us to a high degree of risk associated with investing in real estate.
The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced significant fluctuations in the past and cyclical performance that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. Property operations may be adversely affected by:
•	Changes in national economic conditions;

•	Changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	The extent of the impact of the disruptions in the credit markets;

•	The lack of demand for commercial real estate collateralized loans used in asset-backed securitizations which may be substantially reduced as a result of the disruptions in the credit markets;

•	Competition from other properties;
•	Changes in interest rates and the condition of the debt and equity capital markets;
•	The ongoing need for capital improvements;
•	Increases in real estate tax rates and other operating expenses (including utilities);
•
Adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes and other natural disasters; acts of war or terrorism; a decrease in the availability of or increase in the cost of insurance;

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
Our net income depends on our ability to originate loans at favorable spreads over our cost of funds. In originating loans, we compete with other specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our cost of funds, which would harm our results of operations and consequently, our ability to continue paying dividends at current or anticipated levels.
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
To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial. The determination of whether significant doubt exists and whether a loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower and/or the physical condition of the collateral underlying the loan, the hospitality industry and the economy may require the establishment of significant additional loan loss reserves.

Our operating results will depend, in part, on the effectiveness of our marketing programs.
In general, due to the highly competitive nature of our business, we must execute efficient and effective promotional and marketing programs with respect to our businesses. We may, from time to time, change our marketing strategies, including the timing or nature of promotional programs. The effectiveness of our marketing and promotion practices is important to our ability to locate potential borrowers and retain existing borrowers. If our marketing programs are not successful, our results of operations and financial condition may be adversely affected.
We depend on the accuracy and completeness of information about potential borrowers and guarantors.
In deciding whether to extend credit or enter into transactions with potential borrowers and/or their guarantors, we rely on certain information furnished to us by or on behalf of potential borrowers and/or guarantors, including financial statements, construction invoices and other financial information. We also rely on representations of potential borrowers and/or guarantors as to the accuracy and completeness of that information. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements or other information that is materially misleading.
Liquidity and Capital Resources Risks
In general, in order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Trends That May Affect Our Business.”
Our operating results could be negatively impacted by our inability to access certain financial markets.
We rely upon access to capital markets as a source of liquidity to satisfy our working capital needs, grow our business and invest in loans. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate. Prolonged volatility in the economy, the overall health of the limited service hospitality industry and increased loan losses could further limit access to these markets and may restrict us from continuing our current business strategy or implementing new business strategies.
Our operating results could be negatively impacted by our inability to extend the maturity of, or replace, our revolving credit facility on acceptable terms, if at all.
If we are unable to replace or extend our revolving credit facility upon its maturity (December 31, 2009) or if the terms of the extension were cost prohibitive, we could be required to repay the outstanding balance which would become immediately due or may choose to accept terms which are significantly less favorable in terms of costs or restrictions than the current terms of our facility. If the facility matures without an extension or replacement, we could be forced to liquidate or otherwise dispose of assets at a time we would not ordinarily do so and/or at prices which we may not believe are reasonable. In addition, if the revolving credit facility is not extended or replaced, we would need an additional source of funds to originate loans and grow. Our results of operations, prospects and financial condition could be negatively impacted if the revolving credit facility is not extended or is extended with a significant increase in rate, fees or restrictions.
Turmoil in financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations or investments.
To the extent credit and equity markets continue to experience significant disruption, many businesses will be unable to obtain financing on acceptable terms, if at all. In addition, when equity markets experience rapid and wide fluctuations in value, credit availability could diminish or disappear. During periods of credit and equity market disruptions, our cost of borrowing may increase and it may be more difficult or impossible to obtain financing for our operations or investments on acceptable terms.

The market demand for structured loan transactions may further decline, which would decrease the availability of, and/or increase the cost of, working capital and negatively affect earnings and the potential for growth.
Prolonged unavailability of the asset-backed securities market to us could have a material adverse effect on our financial condition and our results of operations. Our long-term ability to grow may depend on our ability to sell asset-backed securities through structured loan transactions. In the current economic market, the availability of funds has been diminished and/or non-existent or the “spread” charged for funds has increased. In addition, political or geopolitical events could impact the availability and cost of capital.
A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. These factors include, but are not limited to:
•
Investors in the type of asset-backed securities that we place have ceased investing in asset-backed securities and may increase our cost of capital by widening the “spreads” (over a benchmark such as LIBOR or treasury rates) they require in order to begin purchasing these asset-backed securities again;

•
A deterioration in the performance of our loans or the loans of our prior transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities assuming investor demand for our asset-backed securities returns;

•
A deterioration in the operations or market perception of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies assuming investor demand for our asset-backed securities returns; and

•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost on our transactions.
Continued unavailability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund future loan originations or to acquire real estate. Currently, a market for our type of securitization does not exist.
The market demand for secondary market sales may decline or be temporarily suspended.
The market for the sale of the government guaranteed portion of SBA 7(a) Program loans may diminish and/or the premiums, if any, achieved on selling loans into that market may be reduced. This market dislocation could be a result of decreased investor demand for asset-backed securities and increased investor yield requirements.
Continuation of the unprecedented market volatility may have an impact on our access to capital markets.
The capital and credit markets have been experiencing volatility and disruption for more than a year. The volatility and disruption has reached unprecedented levels including decreased liquidity to acquire the government guaranteed portion of loans which are typically sold in the secondary market. In addition, the capital markets have tightened credit availability to companies without regard to their underlying financial strength. If current levels of market disruption and volatility were to continue or deteriorate, we may experience an adverse effect, which may be material, on our ability to access capital markets and on our financial condition and results of operations.
We use leverage to fund our capital needs which magnifies the effect of changing interest rates on our earnings.
We have borrowed funds and intend to borrow additional funds for our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique.

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
We use an income approach to value our Retained Interests. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the QSPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rates levels, including risk premiums, considering the risks inherent in the transaction. Changes in any of these assumptions or actual results which deviate from assumptions will affect the estimated fair value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.
We have a concentration of investments in the hospitality industry and in certain states, which may negatively impact our financial condition and results of operations.
Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2008, our loans were approximately 91% concentrated in the hospitality industry and approximately 92% of the loans sold to our QSPEs were concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
At December 31, 2008, approximately 23% of our loans were collateralized by properties in Texas and approximately 18% of the loans sold to our QSPEs were collateralized by properties in Texas. In addition, approximately 10% of our loans were collateralized by properties in Arizona, approximately 11% and 10% of the loans sold to our QSPEs were collateralized by properties in North Carolina and Virginia, respectively. No other state had a concentration of 10% or greater of our Retained Portfolio, loans sold to our QSPEs or Aggregate Portfolio at December 31, 2008. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.
We are subject to prepayment risk on our Retained Interests and loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.
We will experience prepayments on our loans receivable and underlying loans of our QSPEs. During decreasing interest rate environments and when competition is greater, prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. For prepayments on variable-rate loans, if the spread we charge over LIBOR or the prime rate were to decrease, the lower interest rates we would receive on these new loans receivable would have an adverse effect on our results of operations and, depending upon the rate of future prepayments, may further impact our results of operations.

Prepayments on loans sold to the QSPEs generally will have a negative impact on our financial condition and/or results of operations. Prepayments of loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of loans receivable with lower interest rates. Prepayments in excess of assumptions will cause a decline in the fair value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. Our “all-in costs” include interest, servicing, trustee and other ongoing costs. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect.
In addition, our SBLC sells the government guaranteed portion of its originated loans through private placements (“Secondary Market Sales”). These sales are particularly sensitive to prepayments. Our Retained Interests in these loan sales consists only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, we lose the estimated fair value of the associated Retained Interests.
Changes in our business strategy or restructuring of our business may increase our costs or otherwise affect the profitability of our business.
As changes in our business environment occur, we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations. In addition, external events such as changes in macro-economic conditions may impair the value of our assets. If these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of our assets. We may also need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or return on new investments may be lower than prior to the change in strategy or restructuring.
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
Operating Risks
The occurrence of recent adverse developments in the mortgage finance and credit markets may affect our business.
The mortgage industry is under enormous pressure due to numerous economic and industry related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans, primarily residential, have deteriorated. We face significant challenges due to these adverse conditions in pricing and financing our mortgage assets. There can be no assurance that these conditions have stabilized or that they will not worsen. Recent adverse changes in the mortgage finance and credit markets may eliminate or reduce the availability of, or increase the cost of, significant sources of funding for us.
Economic slowdowns, negative political events and changes in the competitive environment could adversely affect operating results.
Several factors may impact the hospitality industry. Many of the businesses to which we have made, or will make, loans may be susceptible to economic slowdowns or recessions. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Bankruptcies, recessions, or other political or geopolitical events could negatively affect our borrowers. Our non-performing assets are likely to increase during these periods. These conditions could lead to losses in our portfolio and a decrease in our interest income, net income and assets.
We believe the risks associated with our operations are more severe during periods of economic slowdown or recession. Declining real estate values may reduce the level of new mortgage loan originations, since borrowers often use existing property value increases to support investment in additional properties.

Borrowers may also be less able to meet their debt service requirements if the real estate economy continues to weaken. Furthermore, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our exposure. Increased payment defaults, foreclosures or losses could adversely affect our results of operations, financial condition, liquidity, business prospects and our ability to make dividend distributions.
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
There may be significant fluctuations in our quarterly results which may adversely affect our share price.
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
If we lower our dividend, the market value of our common shares may decline.
The level of our dividend is established by our Board of Trust Managers from time to time based on a variety of factors, including market conditions, REIT taxable income and maintenance of REIT status. Various factors could cause our Board of Trust Managers to decrease our dividend level, including continued credit market dislocations, additional borrower defaults resulting in a material reduction in our cash flows or material losses resulting from loan liquidations. If we lower our dividend, the market value of our common shares could be adversely affected.
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
In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially or adversely affected.
Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
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
Ownership limitations associated with our REIT status may restrict change of control or business combination opportunities.
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
Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, as of December 31, 2008, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. As of January 1, 2009, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% (25% as of January 1, 2009) of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 20% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2008. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 20% (25% as of January 1, 2009) limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are currently traded on the NYSE Alternext US under the symbol “PCC.” Prior to the fourth quarter of 2008, our common shares were traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the applicable exchange and the regular and special dividends per share declared by us for each such period.

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share

December 31, 2008	$9.05	$4.67	$0.225	$0.140
September 30, 2008	$8.60	$7.02	$0.225	—
June 30, 2008	$8.63	$6.82	$0.225	—
March 31, 2008	$11.15	$6.86	$0.200	—

December 31, 2007	$13.50	$10.75	$0.300	—
September 30, 2007	$14.55	$12.22	$0.300	—
June 30, 2007	$14.85	$12.53	$0.300	—
March 31, 2007	$15.90	$14.22	$0.300	—
On February 28, 2009, there were approximately 870 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on February 27, 2009 was $6.60.
Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). Our Board considers many factors in determining dividend policy including, but not limited to, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In general, the Board also uses cash flow from operating activities adjusted for (1) changes in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans in determining the amount of dividends declared. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
We have certain covenants within our revolving credit facility that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments. However, due to the general tightening of credit by commercial banks, the terms of any extension of our revolving credit facility may restrict the amount or timing of future dividends. See “Selected Financial Data” in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 and “Financial Statements and Supplementary Data” in Item 8 for additional information concerning dividends.
We have not had any sales of unregistered securities during the last three years.
See Item 12 in this Form 10-K for information regarding our equity compensation plans.

Performance Graph
Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on our common shares of beneficial interest with the cumulative total return of the Russell 2000 and our Peer Group which consists of the publicly traded REITs listed on the NYSE, NYSE Alternext US (and its precedessor, AMEX) and the NASDAQ for the period from December 31, 2003 through December 31, 2008 assuming an investment of $100 on December 31, 2003 and the reinvestment of dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

	December 31,
Index	2003	2004	2005	2006	2007	2008
PMC Commercial Trust	100.00	109.18	96.97	129.86	101.94	80.64
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
PMC Commercial Trust Peer Group	100.00	119.41	101.83	141.69	109.13	64.04
Source: SNL Financial LC

Item 6. SELECTED FINANCIAL DATA
The following is a summary of our Selected Financial Data as of and for the five years in the period ended December 31, 2008. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share information)

Total revenues	$23,117	$27,295	$28,973	$24,437	$20,201
Income from continuing operations (1)	$9,022	$12,094	$13,532	$9,345	$9,641
Discontinued operations (1)	$784	$1,041	$2,152	$1,952	$3,547
Extraordinary item: negative goodwill	$—	$—	$—	$—	$11,593
Net income	$9,806	$13,135	$15,684	$11,297	$24,781

Basic weighted average common shares outstanding	10,767	10,760	10,748	10,874	10,134
Basic and diluted earnings per common share:
Income from continuing operations (1)	$0.84	$1.12	$1.26	$0.86	$0.95
Extraordinary item: negative goodwill	$—	$—	$—	$—	$1.14
Net income	$0.91	$1.22	$1.46	$1.04	$2.44
Dividends declared, common	$10,908	$12,915	$13,975	$13,569	$14,140
Dividends per common share	$1.015	$1.20	$1.30	$1.25	$1.40

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Loans receivable, net	$179,807	$165,969	$169,181	$157,574	$128,234
Retained Interests	$33,248	$48,616	$55,724	$62,991	$70,523
Real estate investments	$—	$—	$4,414	$23,550	$38,082
Total assets	$227,524	$231,420	$240,404	$259,192	$253,840
Debt	$57,938	$59,185	$64,841	$84,040	$75,349
Redeemable preferred stock of subsidiary	$3,876	$3,768	$3,668	$3,575	$3,488

(1)
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
BUSINESS
We are primarily a commercial mortgage lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our outstanding loans are predominantly to borrowers in the limited service hospitality industry.
Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of income earned will vary based on:
•	The volume of loans funded;
•	The volume of loans which prepay;
•	The timing and availability of leverage;
•	The interest rate and type of loans originated (whether fixed or variable); and
•	The general level of interest rates.
For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of this Form 10-K.
RECENT DEVELOPMENTS AND TRENDS THAT MAY AFFECT OUR BUSINESS
Business Strategy
Our objective is to maximize our shareholders’ returns over time, including dividend distributions and capital appreciation, while seeking to manage the risks associated with our business strategy.
We continue to face challenging and volatile market conditions that began in the second half of 2007, including significant disruptions in the credit markets, abrupt and significant devaluations of assets directly or indirectly linked to the real estate finance markets, and the attendant removal of liquidity, both long and short-term, from the capital markets. Recessionary economic conditions have developed and the stock market remains volatile. These challenges are impacting our ability to fully utilize our lending platform and have reduced yields on our assets as interest rates declined. As a result, we anticipate reduced earnings in 2009.
We seek to position ourselves to be able to take advantage of opportunities once market conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:
•	Generating dividends for our shareholders;
•	Originating quality assets, and earning interest and fees;
•	Enhancing cash flows from our investment portfolios;
•	Repositioning non-performing assets; and
•	Exploring alternative strategic activities.
We believe that these are the appropriate steps to position us for long-term growth.
The current liquidity crisis continues to severely restrict leverage availability throughout the economy. A major part of our business plan was to originate loans and then sell those loans through privately-placed structured loan transactions while retaining residual interests in the loans sold by retaining a subordinate financial interest. This was successful and allowed us to grow our portfolio of serviced loans to approximately $500 million during 2004. The use of the securitization market to sell our loans was a principal driver of this portfolio growth. While we believe that our retained portfolio of loans could be structured as a securitization, due to the current liquidity crisis, a market for our type of securitization does not currently exist. This market may never recover to its prior form or may return with costs or structures that we may not be able to accept. Therefore, as we continue to assess the impact of the credit and capital markets on our long-term business strategy, we are focusing on actively managing our existing investment portfolio, identifying the best course of action for loan production activity utilizing the SBA 7(a) origination platform and evaluating potential benefits from alternative business strategies.

Economic Environment
General Market Conditions
Our business of originating loans is affected by general commercial real estate fundamentals and the overall economic environment. We have designed our strategy to be flexible so that we can adjust our loan activities given changes in the commercial real estate capital and property markets and the overall economy as well as changes to the specific characteristics of the underlying real estate assets that serve as collateral for our investments.
The financial crisis has worsened as the pace of economic activity has slowed markedly in the last several months and financial market turmoil has reached record levels. This turmoil resulted in uncertainty as to when liquidity and credit may become more readily available.
The availability of capital for providers of real estate financing generally deteriorated commencing in 2007 with one of the initial causes of the deterioration being credit concerns in the sub-prime residential mortgage markets. We are neither an originator of sub-prime mortgages nor an originator of residential mortgages. As a result of the sub-prime concerns, capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages.
During 2007, banks and other lending institutions tightened lending standards and restricted credit. The structured credit markets, including the asset-backed securities (“ABS”) markets, seized up. The turmoil continues to spread with almost all fixed income capital markets being negatively impacted and liquidity in these markets remaining severely limited. While delinquencies in the commercial real estate markets remained low during 2008, the lack of liquidity in the ABS, commercial mortgage-backed securities (“CMBS”) and other commercial mortgage markets is negatively impacting commercial real estate sales and financing activity. While we believe these conditions are temporary and the commercial real estate market fundamentals will return over the long-term, we are unable to predict how long these conditions will continue and what long-term impact they may have on the market.
In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially adversely affected.
Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
Impact on us
In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to our industry, us and the general economy. We continue to believe the commercial lending business has strong long-term fundamentals. However, due to the economic uncertainties, we are experiencing the following:
•	Loan originations are almost exclusively concentrated in our SBA 7(a) lending program;
•	Reduced operating margins due to lack of economies of scale;
•	Limited access to capital, and if such capital is available, at increased costs that may be significant;
•	An increase in non-performing loans and watch list assets;
•	No current ability to engage in structured loan transactions; and
•	Reduced cash available for distribution to shareholders, particularly as our portfolio yield is reduced by lower variable interest rates, scheduled maturities, prepayments and non-performing loans.

Liquidity Overview
Our conduit facility matured May 2, 2008. In anticipation of this maturity, we increased the amount available under our revolving credit facility from $20 million to $45 million in January 2008. Our Revolver matures on December 31, 2009. The credit markets remain extremely illiquid which may make it difficult and possibly cost prohibitive to extend our revolving credit facility at this time. We believe our current capital needs can be met by our $45 million revolving credit facility (the “Revolver”). To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under the Revolver or identify other sources of funds with acceptable terms. See “Liquidity and Capital Resources — Sources and Uses of Funds — Liquidity Summary.” We have availability under our Revolver; however, the limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. As a result, all of our outstanding loan commitments are for SBA 7(a) Program loans.
Strategic Alternatives
The current credit and capital market environment remains unstable and we continue to review and analyze the impact on potential avenues of liquidity. During 2008, we utilized an investment banking firm to assist in the evaluation of strategic and operational initiatives. Based on the lack of activity in the capital and credit markets, which had a severe adverse impact on our valuations and our ability to obtain financing, management concluded that a sale of the Company, merger or other business combination, capital investment or other strategic alternatives were either not available or were not in the best interests of our shareholders. As part of our business strategy, we continue to explore and evaluate future opportunities as they present themselves; however, our primary focus is presently on maximizing the value of our current investment portfolio and business strategy. Alternatives that we continue to evaluate include the potential benefits that we could achieve through investment in, acquisition of or conversion to, a bank. There are significant obstacles in becoming a bank including legal, regulatory and shareholder approvals. However, given current market conditions and valuations for commercial mortgage REITs and banks, we will continue to evaluate whether the benefits outweigh the risks.
Current Reliance on the SBA 7(a) Program
In response to the changes in the capital markets, we took several steps to reduce our capital needs. The primary change was the focus on origination of almost exclusively SBA 7(a) Program loans, which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans and then sell the government guaranteed portion to investors who then bundle and sell those loans using the ABS market. Even though the securities issued are guaranteed by the U.S. government, the market for Secondary Market Loan Sales has diminished and the premiums achieved on selling loans into that market have reduced. This market dislocation is a result of the present liquidity crisis which decreased investor demand for ABS and increased investor yield requirements. More recently, we have seen some activity from investors but at pricing that is below our expectations of true value. During the past few years, the longer term small business loans sold at premiums in excess of 7%; however, the recent quotes are at premiums of approximately 4%. While we have not elected to sell the government guaranteed portion of these loans at these prices, we believe that we would be able to sell the government guaranteed portion of these loans at a premium should we need to do so.
To the extent we continue to defer selling the government guaranteed portion of our SBA 7(a) Program loans, our outstanding borrowings under our Revolver will increase. At December 31, 2008, we had fully funded SBA 7(a) Program loans totaling $4.0 million of which the government guaranteed portion of approximately $3.0 million was available to be sold. As of February 28, 2009, we had fully funded SBA 7(a) Program loans totaling $5.7 million of which the government guaranteed portion of approximately $4.3 million was available to be sold. Any government guaranteed portion of SBA 7(a) Program loans held by us is guaranteed as to payment of principal and interest (up to 90 days) by the SBA.
Government Initiatives
Term Asset-Backed Securities Loan Facility (“TALF”)
In late November 2008, the Federal Reserve Bank (“FRB”) announced the TALF initiative. This program is anticipated to provide up to $200 billion in funds available for loans to investors that purchase ABS.

Many financial service companies that make car loans, mortgage loans and small business loans bundle those loans into ABS packages and sell them to investors. Those sales then provide the capital to make more loans. The ABS market abruptly dried up in September and October 2008 as the financial crisis spread.
In general, the purpose of the TALF is to increase credit availability by stimulating the issuance of consumer and small business ABS at more normal interest rate spreads. As it pertains to us, the TALF is intended to increase liquidity in the secondary loan market. In order to ensure that its $200 billion is used to invest in quality loans, the FRB is allowing TALF money to be used only for top-rated securities such as the government guaranteed portion of loans that we sell. There is significant uncertainty whether the TALF initiatives will be successful in bringing investors back to the secondary market.
At present, we have sufficient liquidity to originate loans currently in our pipeline. However, if the secondary market continues as it has, we may have liquidity issues in coming months. If the liquidity from the secondary market ceases, we would have to reduce our commitments until we identify an alternative funding source to provide us with liquidity to make additional loans.
The American Recovery and Reinvestment Act (the “Stimulus Bill”)
The Stimulus Bill was signed into law on February 17, 2009. It contains provisions that benefit the SBA which may have a positive impact on our lending operations.
The Stimulus Bill provides the SBA with:
•
Funding to subsidize temporary fee reductions or the elimination of fees on SBA 7(a) Program loans and provides increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans;

•	The ability to set up a “Secondary Market Lending Authority” that would make direct loans to broker-dealers that participate in the secondary market for SBA 7(a) Program loans; and
•
The ability to establish a secondary market for pools of “first lien” loans under the 504 program. These “first lien” loans from commercial lenders like us currently have no SBA guarantee. The Stimulus Bill authorizes the SBA to deploy federal guarantees for pools of these “first lien” loans, so that they can be sold to investors in a secondary market. See “Item 1. Business — Lending Activities — SBA Programs — SBA 504 Program.”

In conjunction with the above, the SBA is in the process of establishing the policy decisions, system modifications, regulatory changes and legal requirements that have been authorized by the Stimulus Bill.
Although no assurances can be made, we are hopeful that these initiatives, once finalized, will provide benefits to us. We believe these initiatives will increase the volume and profitability from our SBA 7(a) Program loan originations. In addition, we believe our liquidity will be benefitted through (1) a more active secondary market and (2) the ability to sell “first lien” 504 program loans in the secondary market.
Cost Reduction Initiatives
In October 2008, due to economic and market conditions, we announced cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. We recorded approximately $1.8 million in severance and related benefits expense during 2008. Management estimates annual savings for these initiatives to be approximately $1.0 million to $1.2 million which will primarily be a reduction of salaries and related benefits on our consolidated income statement.
Loan Portfolio Performance
Our Aggregate Portfolio continues to perform well with minimal loan losses and relatively low delinquencies. However, we believe that worsening economic conditions have subjected our borrowers to financial stress. Recently, we have seen a rise in delinquencies and borrowers who have requested deferments for payments of principal and interest. As a result, we experienced an increase in non-accrual loans and loan loss reserves. For real estate secured loans, due to the borrowers’ equity in the properties we have financed, the value of the underlying collateral and the operations of the businesses, we have not historically experienced significant losses on our outstanding loan portfolio. However, if the economy weakens further and/or the commercial real estate market was to have further devaluations, we could experience an increase in credit losses.

Most of the limited service hospitality properties collateralizing our loans are located on interstate highways. When gas prices sharply increase, occupancy rates for properties located on interstate highways may decrease. This may cause a reduction in revenue per available room. In addition, the operations of the limited service hospitality properties collateralizing our loans may be negatively impacted by a prolonged economic recession.
We continue to actively monitor and manage our potential problem loans. In a limited number of instances, where it is likely to maximize our return, we will consider restructuring loans. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience reductions in net investment income and cash flow. CMBS financing has become less available as a source of refinancing for our borrowers, which slowed the pace of prepayments by our borrowers while also creating new lending opportunities for us. Liquidity for commercial properties including hospitality properties remains limited since banks are hesitant to lend and the securitization market for commercial real estate assets remains frozen.
Our portfolio of predominantly limited service hospitality loans that was securitized has performed well and losses on securitized loans have been below previous estimates. At December 31, 2008, approximately $68 million remain off-balance sheet with no delinquencies over 60 days.
Share Repurchase Program
Our Board of Trust Managers announced a share repurchase program for up to $10 million for the purchase of outstanding common shares that commenced in October 2008. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We anticipate using our Revolver to fund these purchases. The Board of Trust Managers believes that repurchase of our shares is a good investment for us based on the share price. As of February 28, 2009, we had acquired 140,200 shares under the share repurchase plan for an aggregate purchase price of approximately $990,000, including commissions. To the extent we experience further reductions in our liquidity availability, we may reduce or cease acquisitions under the share repurchase program.
Loan Activity
During 2008, we funded approximately $34.6 million of loans. During 2008, the market segment for limited service hospitality loans was slightly less competitive; however, our ability to fund loans was severely constrained by our availability of funds. We anticipate that fundings during 2009 will be approximately $20 million to $30 million. These originations will be predominantly through the SBA 7(a) Program or funded with available cash held by our SBICs. The typical size of an SBA 7(a) Program loan origination is smaller than our commercial mortgage originations. However, we have recently been concentrating on longer term loan originations collateralized by real estate. We are currently targeting loans with original principal amounts of $500,000 to $2,000,000.
The competitive nature of this market has also resulted in a significant amount of prepayments of our serviced loans. We had greater than $84 million of prepayments of our serviced portfolio in 2007 and over $68 million in 2008. The result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to $276 million at December 31, 2008. We saw high levels of prepayment activity during the first half of 2008; however, the credit market disruptions seem to have had a moderating effect. Our prepayment activity slowed during the last half of 2008 and we anticipate that the amount of prepayments will continue at this level during 2009 or be further reduced.
In addition to our Retained Portfolio of $180.6 million at December 31, 2008, we service approximately $94.9 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and Secondary Market Loan Sales. Since we retain a residual interest in the cash flows from our sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our Retained Portfolio and our Aggregate Portfolio.

Information on our Aggregate Portfolio, including prepayment trends, was as follows:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Aggregate Portfolio (1)	$275,530	$326,368	$397,567	$447,220	$468,158

Loans funded	$34,587	$33,756	$51,686	$49,942	$49,733

Prepayments (2)	$68,556	$84,137	$91,710	$41,049	$15,931

% Prepayments (3)	21.0%	21.2%	20.5%	8.8%	3.2%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Does not include balloon maturities of SBA 504 program loans.

(3)	Represents prepayments as a percentage of our Aggregate Portfolio outstanding as of the beginning of the applicable year.
We believe that as a result of First Western’s preferred lender status and expanded marketing initiatives, our originations under the SBA 7(a) Program will continue to increase. However, there remains significant competition for SBA 7(a) Program loans from banks that are able to provide lower interest rate terms than us due to fees generated from other bank products.
Market Interest Rates
On our variable-rate loans, we charge a spread over a base rate, either LIBOR or the prime rate which is set on the first day of each quarter. For the first quarter of 2009, the LIBOR and prime rates are 1.44% and 3.25%, respectively. Historically, the base rates were as follows:

	2008	2007	2006
LIBOR
First Quarter	4.73%	5.36%	4.53%
Second Quarter	2.70%	5.35%	4.99%
Third Quarter	2.79%	5.36%	5.51%
Fourth Quarter	3.88%	5.23%	5.37%

Prime Rate
First Quarter	7.25%	8.25%	7.25%
Second Quarter	5.25%	8.25%	7.75%
Third Quarter	5.00%	8.25%	8.25%
Fourth Quarter	5.00%	7.75%	8.25%
As a result of actions by the Federal Reserve Bank and other economic events during 2008, LIBOR and the prime rate have fluctuated significantly. Most of our retained loans (approximately $140.5 million) and our consolidated debt (approximately $49.8 million) are based on LIBOR or the prime rate. On the net difference of $90.7 million between our variable-rate loans and debt, interest rate reductions will have a negative impact on our future earnings. In general, a 2% reduction in variable interest rates will cause a reduction in our net interest income of approximately $1.8 million assuming no other portfolio changes. Effective for the first quarter of 2009, we experienced a reduction in the base rates charged on our variable-rate loans compared to the fourth quarter of 2008 (i.e., a decrease of approximately 240 basis points and 175 basis points for LIBOR and prime, respectively) which will cause a reduction in our net interest income, assuming no change in our loans or variable-rate debt, of approximately $2.2 million on an annual basis or approximately $550,000 to our first quarter 2009 net interest income. Each incremental 1% reduction in variable interest rates would cause a reduction in our net interest income of approximately $910,000 assuming no changes in our loans or variable-rate debt.

The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). The interest rate yield curve combined with increased competition has caused margin compression (i.e., the margins we currently receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed). The margin compression lowers our profitability and may cause us to re-evaluate our lending focus and may have an impact on our ability to maintain our dividend at the current or anticipated amounts.
LOAN PORTFOLIO INFORMATION AND STATISTICS
General
Loans funded during 2008 and 2007 were $34.6 million and $33.8 million (of which approximately $5.0 million were repurchased from our securitizations), respectively. We currently anticipate loan fundings to be between $20 million and $30 million during 2009. At December 31, 2008 and 2007, our outstanding commitments to fund new loans were approximately $10.0 million and $32.1 million, respectively. All of our current commitments are for variable-rate SBA 7(a) Program loans which provide an interest rate match with our present sources of funds and these loans also provide an SBA guarantee for 75% to 85% of the loan amount.
Lodging demand in the United States generally appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. As a result of the current economic turmoil, leading lodging industry analysts, including PricewaterhouseCoopers LLP, have noted the following:
•	The industry will likely feel a pronounced negative impact during 2009 as businesses and consumers take steps to reduce discretionary spending;
•	Lodging demand is expected to contract more rapidly in 2009 than the overall economy; and
•	Average daily room rates are expected to retreat during 2009.
The most abrupt effects of reduced travel are expected to be concentrated in the first three quarters of 2009.
Loan Portfolio Rollforward
Loans originated and principal repayments of our Retained Portfolio were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$19,739	$28,416	$36,855
SBA 7(a) Program loans	10,971	2,888	8,537
SBA 504 program loans (1)	3,877	2,452	6,294

Total loans funded	34,587	33,756	51,686

Non-cash Loan Originations:
2001 Joint Venture (2)	13,760	—	—
1999 Partnership (2)	7,603	—	—
Loans originated in connection with the sales of assets acquired in liquidation and hotel properties	—	10,663	19,844

Total loans originated	$55,950	$44,419	$71,530

Principal Repayments:
Prepayments	$27,938	$26,549	$40,686
Proceeds from the sale of SBA 7(a) guaranteed loans	4,059	1,971	6,373
Scheduled principal payments	5,330	6,010	6,554
Balloon maturities of SBA 504 program loans	4,699	8,085	2,342

Total principal repayments	$42,026	$42,615	$55,955

(1)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.

(2)	We exercised our “clean-up call” provisions resulting in loans which were previously off-balance sheet now being included in our Retained Portfolio.

Prepayment Activity
The timing and volume of our prepayment activity for both our variable and fixed-rate loans fluctuate and are impacted by numerous factors including the following:
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
When loans receivable are repaid prior to their maturity, we may receive prepayment fees. Prepayment fees result in one-time increases in our income. In addition, prepayments of Sold Loans will have an impact on our financial condition and results of operations. Prepayments of Sold Loans with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of Sold Loans with lower interest rates. Prepayments in excess of our assumptions will cause a decline in the value of our Retained Interests primarily relating to a reduction in the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. The “spread” that is lost may be offset in part or in whole by the prepayment fee that we collect. Many of the prepayment fees for our aggregate fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as current market interest rates decrease. For our aggregate fixed-rate loans receivable, these fees are generally greater for those loans with higher interest rates although the prepayment fees also decline as the loans get closer to their maturity. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for our aggregate variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibition have expired are generally not significant. During the last two years we have originated, and may continue to originate, variable-rate loans with no prepayment fees or significantly reduced prepayment fees. For our loans, the proceeds from the prepayments we receive are either used to repay debt, invested initially in temporary investments or if related to our SBICs held for use in their operations.
Prepayment activity for our Aggregate Portfolio was at high levels during the last three years as a result of the low long-term interest rate environment combined with increased competition and the reduction or expiration of prepayment fees on our portfolio. However, prepayment activity began to slow during the last half of 2008 and prepayments on our Aggregate Portfolio were only $0.8 million during the first two months of 2009.
Our SBLC may sell the government guaranteed portion of its originated loans through private placements. We have Retained Interests in these loan sales which consist only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. These Retained Interests are especially sensitive to prepayments. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests. In addition, loans originated under the SBA 7(a) Program do not have prepayment fees which are retained by us.
Impaired Loan Data
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

Historically, we have not had a significant amount of Impaired Loans or delinquent loans nor have we had a significant amount of charged-off loans. Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	At December 31,
	2008	2007
	(Dollars in thousands)
Problem Loans:
Loans receivable	$2,501	$49
Sold loans of QSPEs (1)	—	—

	$2,501	$49

Special Mention Loans:
Loans receivable	$9,294	$3,064
Sold loans of QSPEs (1)	1,544	1,022

	$10,838	$4,086

Percentage Problem Loans:
Loans receivable	1.4%	—
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	5.2%	1.8%
Sold loans of QSPEs (1)	2.3%	0.8%

(1)
We do not include the remaining outstanding principal of serviced loans pertaining to the government guaranteed portion of SBA 7(a) Program loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

The increase in our Impaired Loans from 2007 to 2008 is primarily due to the general state of the economy and the recession combined with the timing of the winter season for most of the properties collateralizing our loans and the market for limited service hospitality properties. The majority of our Impaired Loans at December 31, 2008 are collateralized by limited service hospitality properties. Recently, we have seen an increase in borrower requests for deferments, slow pays, insufficient funds payments, payment deficiencies, late fees and non-payment of real estate taxes.
At December 31, 2008 and 2007, we had reserves of $480,000 and $42,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.27% and 0.07% during 2008 and 2007, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
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
We use an income approach in order to value our Retained Interests. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive from the QSPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels, including risk premiums, considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

Any appreciation of our Retained Interests is included on our consolidated balance sheets in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a permanent impairment or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions. Any unrealized appreciation of our Retained Interests will be recognized as income over the estimated remaining life of the Retained Interests through a higher effective yield.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our Board of Trust Managers, and the audit committee has reviewed the disclosures relating to these policies and estimates included in this annual report.
We believe the following critical accounting considerations and significant accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Valuation of Loans
We evaluate our loans for possible impairment on a quarterly basis. Our impairment analysis includes reserves under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statement No. 5 and 15” (“SFAS No. 114”). The general reserve is established in accordance with SFAS No. 5 when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general reserve, including estimates of the likelihood of default and the estimated fair value of the collateral.
Specific reserves are established in accordance with SFAS No. 114. The determination of whether significant doubt exists and whether a specific loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Our evaluation of the possible establishment of a specific reserve is based on a review of our historical loss experience, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan appears impaired, the estimated fair value of the collateral. The estimated fair value of the collateral is determined based on the appraised value, tax assessed value and/or cash flows.
Recently, we have seen an increase in borrower requests for deferments, slow pays, insufficient funds payments, payment deficiencies, late fees and non-payment of real estate taxes. Our investment in non-accrual loans has increased from $22,000 at December 31, 2007 to $4,945,000 (2.7% of our Retained Portfolio) at December 31, 2008. We believe this is due in part to the general state of the economy and the recession combined with the timing of the winter season for most of the properties collateralizing our loans and the market for limited service hospitality properties. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations may be material.
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
The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the QSPEs. This valuation is our most volatile critical accounting estimate since it is dependent upon estimates of future cash flows that are based on the performance of the underlying loans receivable and estimates of discount rates. Prepayments or losses in excess of estimates will cause unrealized depreciation and potentially permanent impairments.
The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If prepayments occur at a faster rate than anticipated, or future loan losses either occur quicker, or in amounts greater than expected, the fair value of the Retained Interests will decline and total income in future periods would be reduced. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that QSPE’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread” that is lost may be offset in part or in whole by any prepayment fee that we collect. If prepayments occur slower than anticipated, or future loan losses are either slower than or less than expected, cash flows would exceed estimated amounts, the estimated fair value of our Retained Interests would increase and total income in future periods would be enhanced. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events and the effect of these revised assumptions may have a material impact on our consolidated financial statements. Over the past three years, there has been no significant change in the methodology employed in valuing these assets.
As a result of the lack of available market inputs, at the time our securitization transactions were completed and for each quarterly valuation update, we utilized a cash flow model to determine the estimated fair value of our Retained Interests. The turmoil in the credit markets has spotlighted the use of cash flow models and management has evaluated the complexities and range of judgments inherent in using cash flow models in light of the current market illiquidity. Our cash flow models require significant assumptions and judgments that reflect the current market illiquidity and, as a result, we have increased the discount rates utilized in our cash flow models and have reevaluated our expectation of future prepayments and loan losses on the underlying securitized loans in light of the current illiquid markets.
The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream. The riskiest component of our Retained Interests is the interest-only strip receivable which is subject to prepayment risk and risk of loss as a result of monetary default by an underlying loan. The discount rates for the interest-only strip receivable take into account the uncertainty resulting from the potential for prepayments and/or losses exceeding estimates and current and anticipated economic conditions. The reserve funds are available to repay the noteholders if the excess spread is not sufficient to satisfy the noteholder requirements (i.e., if loan defaults occur). In addition, the reserve fund is restricted until the transaction matures; accordingly, the discount rate utilized takes into account the risk premium for this restriction. Our overcollateralized piece is discounted based on a risk premium assuming that the reserve fund and excess spread are insufficient to pay the balances due to the noteholders. Although we believe these estimates of discount rates are reasonable estimates of market rate, purchasers of these types of investments may utilize different discount rates in determining their value of the estimated future cash flows considering the current market illiquidity.
Our discount rates are based on a spread over the 5-year treasury rate. At December 31, 2008, the 5-year treasury rate was 1.45% which is a reduction of 200 basis points from the 5-year treasury rate of 3.45% at December 31, 2007. Based on the limited information available in the markets, the spread over the 5-year treasury rate which we utilize to estimate the discount rates on our Retained Interests has increased from 2007, primarily as a result of the credit market disruptions. As a result, the spread on our interest-only strip receivable increased from 11.5% at December 31, 2007 to approximately 15.4% at December 31, 2008, an increase of approximately 400 basis points.

The following is a sensitivity analysis of our Retained Interests as of December 31, 2008 to highlight the volatility that results when loan losses and discount rates are different than our assumptions:

	Estimated Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$32,981	$(267)
Losses increase by 100 basis points per annum (2)	$32,723	$(525)
Discount rates increase by 300 basis points	$32,414	$(834)
Discount rates increase by 500 basis points	$31,884	$(1,364)

(1)
Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.

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
We monitor the governing pooling and servicing agreements for each of our structured loan sale transactions and believe the servicing-related terms set forth therein are industry standard and consistent with QSPE criteria. However, views about permitted servicing activities involving QSPEs may not be consistent among organizations. As accounting standard setters continue to interpret QSPE criteria under Statement of Financial Accounting Standards No. 140, there may be a material resultant impact on our consolidated financial statements.
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
For loans originated under the SBA 7(a) Program, upon sale of the SBA guaranteed portion of the loans, the unguaranteed portion of the loans retained by us is valued on a relative fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan.
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
RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Overview

	Years Ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands, except per share data)
Total revenues	$23,117	$27,295	$(4,178)	(15.3%)
Total expenses	$13,686	$14,627	$(941)	(6.4%)

Income from continuing operations	$9,022	$12,094	$(3,072)	(25.4%)
Net income	$9,806	$13,135	$(3,329)	(25.3%)

Basic and diluted earnings per share:
Income from continuing operations	$0.84	$1.12	$(0.28)	(25.0%)
Net income	$0.91	$1.22	$(0.31)	(25.4%)
Net income decreased from 2007 to 2008 primarily due to:
•	A decrease in our net interest margin of $431,000 primarily due to a decrease in variable interest rates;
•
A decrease in yield generated from our Retained Interests of approximately $2.1 million due to the continued run-off of the underlying loans causing a reduction in our investment in Retained Interests and a reduction in the amount of fees received upon prepayment of the loans; and

•	A one-time charge for severance costs of approximately $1.8 million during 2008 as a result of our cost reduction initiatives announced in October 2008.
The above reductions in net income were partially offset by:
•	A reduction in overhead (salaries and related benefits and general and administrative expenses) of $766,000 due primarily to our cost reduction initiatives and a decrease in professional fees; and

•	A reduction in impairments and provisions for loss of $489,000.
The 2002 Joint Venture reached its “clean-up call” option during January 2009. Thus, the following will occur during the first quarter of 2009:
•	Loans receivable will increase by $12.6 million and related interest earned will be included in interest income. In addition, servicing income will decline;

•	Restricted investments and accrued interest receivable (currently included in other assets) will increase by $1.5 million;

•	Debt (structured notes) will increase by $5.5 million and related interest expense at a fixed rate of 6.67% will be included in interest expense; and

•	Retained Interests will decline by $8.6 million and we will no longer have income from Retained Interests related to the transaction.
The immediate effect to our 2009 net income from the consolidation of the 2002 Joint Venture should be immaterial unless there is deterioration of the underlying assets and losses occur.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues
Interest income consisted of the following:

	Years Ended December 31,
	2008	2007
	(In thousands)
Interest income — loans	$13,919	$15,483
Accretion of loan fees and discounts	445	434
Interest income — idle funds	176	548

	$14,540	$16,465

The decrease in interest income — loans was primarily attributable to decreases in interest rates partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable increased to approximately $180.0 million during 2008 from $165.2 million during 2007 primarily due to the consolidation of loans previously included in off-balance sheet entities (approximately $21.4 million) during June 2008. At December 31, 2008, approximately 78% of our retained loans had variable interest rates. The average base LIBOR rate charged to our borrowers decreased from 5.3% during 2007 to 3.5% during 2008. Furthermore, the base LIBOR decreased from 3.88% during the fourth quarter of 2008 to 1.44% during the first quarter of 2009 while the base prime rate decreased during the same periods from 5.00% to 3.25%. This decrease will impact first quarter 2009 operations and to the extent these rates remain or are lower, will continue to have a negative impact on 2009 net income. The decrease in our idle funds interest income is primarily due to a decrease in money market rates earned on cash and cash equivalents of our SBICs. These funds can only be used for commitments of the SBICs.
Income from Retained Interests decreased primarily due to a 26% decrease in the weighted average balance of our Retained Interests outstanding of $13.9 million to $38.9 million during 2008 compared to $52.8 million during 2007 due primarily to the repayment of the 1999 Partnership and 2001 Joint Venture structured notes and exercise of the related “clean-up calls.” In addition, there was a decrease in unanticipated prepayment fees of approximately $417,000 on the sold loans of the QSPEs. Our Retained Interests will reduce as loans prepay. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, increased to 15.0% during 2008 from 13.9% during 2007. Excluding permanent impairments on our Retained Interests, the yield increased to 16.4% during 2008 compared to 16.0% during 2007. In addition, our income from Retained Interests will decline as (1) scheduled principal payments and prepayments of the sold loans of our QSPEs occur and (2) additional “clean-up call” options are achieved.
Other income consisted of the following:

	Years Ended December 31,
	2008	2007
	(In thousands)
Prepayment fees	$771	$615
Servicing income	469	754
Other loan related income	369	572
Premium income	223	220
Other	380	226

	$2,212	$2,387

We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market. As these fees are based on the principal balances of Sold Loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up calls” are achieved, unless there is an increase in loans sold into the secondary market.

We saw high levels of prepayment activity during the first half of 2008; however, we believe that the credit market disruptions have had a moderating effect. Our prepayment activity slowed during the last half of 2008 and we anticipate that the amount of prepayments will continue at lower levels during 2009. However, since some of our fixed-rate loans have material prepayment fee provisions, the possibility exists that prepayment fees could increase from current levels or remain constant. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.
Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. To the extent we continue to increase our volume of SBA 7(a) Program loans originated and are able to sell the government guaranteed portion of these loans for a premium or excess servicing spread, there should be a corresponding increase in premium income. Recently, the market for Secondary Market Loan Sales has diminished and the premiums achieved on selling loans into that market have reduced. We did not sell any loans into the secondary market during the fourth quarter of 2008. We have deferred sales of fully funded SBA 7(a) Program loans until the market for Secondary Market Loan Sales improves.
Interest Expense
Interest expense consisted of the following:

	Years Ended December 31,
	2008	2007
	(In thousands)
Junior subordinated notes	$1,803	$2,381
Revolving credit facility	793	99
Conduit facility	434	2,108
Debentures payable	498	497
Structured notes	100	—
Other	281	318

	$3,909	$5,403

Interest expense on the junior subordinated notes decreased as a result of decreases in variable interest rates. The weighted average cost of our funds was 5.5% during 2008 compared to 7.1% during 2007. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our Revolver. The structured notes related to the 2001 Joint Venture and were repaid on August 15, 2008.
Other Expenses
Our general and administrative expense decreased 15% from $2,717,000 during 2007 to $2,304,000 during 2008 due primarily to decreases in shareholder related costs and legal expenses. Our salaries and related benefits expense decreased 7% from $5,058,000 during 2007 to $4,705,000 during 2008 due primarily to a reduction in workforce which was announced in October 2008. Management estimates annual savings from our cost reduction initiatives to be approximately $1.0 million to $1.2 million which will primarily be a reduction of salaries and related benefits. However, we incurred severance and related benefits expense during 2008 of $1,808,000 which represents a one-time severance cost as a result of a reduction in workforce announced in October 2008.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $521,000 and $1,111,000 for 2008 and 2007, respectively, resulting primarily from reductions in expected future cash flows due primarily to increased prepayments.
Provision for loans losses, net, increased to $439,000 during 2008 compared to $99,000 during 2007. To the extent the weakened economy causes reductions in travel to the types of limited service hospitality properties that collateralize our loans, delinquencies and loan losses may rise. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact on our financial statements of increasing loan losses.

Discontinued Operations
We recorded gains on sales of real estate of $784,000 during 2008 due to income recognition on previously unamortized deferred gains. We recorded gains of $1,735,000 during 2007 resulting primarily from (1) the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and three assets acquired in liquidation for approximately $7.6 million generating gains of approximately $185,000 and (2) the recognition of $420,000 in gain relating to the repayment in full of principal on a loan originated in connection with the sale of a hotel property with a deferred gain. At December 31, 2008, our remaining deferred gains were approximately $1.4 million. Deferred gains are recorded to income as principal is received on the related loans until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
Impairment losses were $233,000 for 2007 related to an estimated decline in fair value of an asset acquired in liquidation. There were no impairment losses during 2008.
Net losses from discontinued operations were $461,000 during 2007 primarily resulting from fees for the prepayment of two mortgage notes of approximately $452,000 incurred in connection with the sale of the related hotel properties. As of June 30, 2007, we had sold or leased all of our hotel properties.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Overview

	Years Ended
	December 31,		Change
	2007	2006	$	%
	(Dollars in thousands, except per share data)
Total revenues	$27,295	$28,973	$(1,678)	(5.8%)
Total expenses	$14,627	$15,265	$(638)	(4.2%)

Income from continuing operations	$12,094	$13,532	$(1,438)	(10.6%)
Net income	$13,135	$15,684	$(2,549)	(16.3%)

Basic and diluted earnings per share:
Income from continuing operations	$1.12	$1.26	$(0.14)	(11.1%)
Net income	$1.22	$1.46	$(0.24)	(16.4%)
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

The increase in interest income — loans (4.7%) was primarily attributable to an increase in our weighted average loans receivable outstanding of $9.6 million (6.2%) to $165.2 million during 2007 from $155.6 million during 2006. There was a slight increase in our year over year weighted average LIBOR charged from 5.10% during 2006 to 5.33% during 2007 which was offset by a decrease in the spread we charged over LIBOR on new loans. Our weighted average interest rate decreased from 9.4% at December 31, 2006 to 9.0% at December 31, 2007. The increase in our idle funds interest income is primarily due to the increased balance of cash and cash equivalents of our SBICs. These funds can only be used for commitments of the SBICs.
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

While prepayment activity remained at relatively high levels in 2007, prepayment fees decreased. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.
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
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $1,111,000 and $1,167,000 for 2007 and 2006, respectively, resulting from reductions in expected future cash flows due primarily to increased actual and anticipated loan prepayments on the underlying portfolio.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Years Ended
	December 31,
	2008	2007	Change
	(In thousands)
Cash provided by operating activities	$5,969	$11,733	$(5,764)
Cash provided by investing activities	$12,435	$15,660	$(3,225)
Cash used in financing activities	$(19,283)	$(19,647)	$364
Operating Activities
The reduction in cash provided by operating activities was primarily caused by greater loans funded, held for sale, net of proceeds from sale of guaranteed loans (“Operating Loan Activity”) of $4,287,000. This was caused by deferring sales of fully funded SBA 7(a) Program loans until the market improves. As of December 31, 2008, we had fully funded SBA 7(a) Program loans totaling approximately $4.0 million of which the government guaranteed portion of approximately $3.0 million is available to be sold.
Our net cash flow from operating activities is primarily used to fund our dividends. Our modified cash available for dividend distributions (“Modified Cash”) is defined as cash from operating activities before (1) the change in operating assets and liabilities and (2) Operating Loan Activity. To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During 2008, dividend distributions were greater than our Modified Cash by $691,000. During 2007, our Modified Cash was less than our dividend distributions by $687,000. During 2006, our Modified Cash was greater than our dividend distributions by $2,658,000. Management anticipates that our dividend distributions during 2009 will be greater than our Modified Cash.

Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. During 2008, the primary source of funds was principal collected on loans receivable in excess of loans funded of $11,777,000. During 2007, the primary sources of funds were (1) principal collected on loans receivable in excess of loans funded of $8,910,000, (2) net principal collected on Retained Interests of $4,704,000 and (3) net proceeds from the sales of hotel properties and assets acquired in liquidation of $2,176,000. We do not expect the net principal collected on Retained Interests to continue at the historically achieved levels since reserve funds have reached their minimums and the achievement of “clean-up call” provisions related to certain of our securitizations. In addition, our cash generated from principal collections is expected to be lower than 2008 since prepayment activity slowed in the second half of 2008 and refinance activity in the limited service hospitality market has decreased causing lower prepayments.
Financing Activities
We used funds from our financing activities during 2008 to (1) pay dividends of $10,234,000, (2) repay principal on debt of $7,205,000 and (3) repurchase common shares for $594,000. In addition, our conduit facility matured May 2, 2008 and the balance outstanding on the conduit facility (approximately $22 million) was repaid using proceeds from our Revolver. We increased the amount available under our Revolver from $20 million to $45 million in January 2008. We used funds for our financing activities during 2007 to pay dividends of $13,987,000 and for the repayment of principal on debt. During 2009, we will use funds to repay $2 million in redeemable preferred stock of one of our SBICs using cash on hand of the SBIC and may choose to repay debentures without, or with limited, prepayment fees.
Sources and Uses of Funds
Liquidity Summary
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary source of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) cash flow from operations, (2) proceeds from principal and interest payments on our unrestricted investments, (3) borrowings under our Revolver, (4) Secondary Market Loan Sales and, to a lesser extent, (5) proceeds from potential loan and asset sales, (6) new financings or additional securitization offerings and (7) proceeds from potential common or preferred equity offerings. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next twelve months.
We have long-term financing in place through our trust preferred security (“TruPS”) issuance, which provided approximately $26.3 million of subordinate financing with a cost of the 90-day LIBOR plus 325 basis points. The TruPS obligations are not due until 2035. Our SBA debentures and redeemable preferred stock obligations of our SBICs total approximately $12.2 million and mature commencing with $2.0 million in 2009 and $2.0 million in 2010. At February 28, 2009, we had approximately $10.0 million in cash on hand at our SBICs which may be used to satisfy these obligations. Our Revolver had $27.8 million outstanding on February 28, 2009. We believe that our Revolver will be extended until at least December 31, 2010. However, the aggregate amount available under the Revolver may decrease and/or the cost of the Revolver, including any up-front costs and ongoing interest expense and/or unused fees, could increase. Currently, the interest charged on the Revolver is the prime rate less 75 basis points or LIBOR plus 1.625%. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance.
Due to continued market turbulence, we do not anticipate having the ability in the near term to access debt capital through new or increased warehouse lines, new securitization issuances or new trust preferred issuances. We continue to explore capital raising options as well as strategic alternatives as they present themselves; however, in the event we are not able to successfully secure extended financing, we will rely on cash flows from operations, principal payments on our investments, and (if necessary) proceeds from asset and loans sales to satisfy these requirements. If we are unable to (1) renew, replace or expand our sources of financing, (2) execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (3) fully utilize available cash of our SBICs, it may have an adverse effect on our business, results of operations and ability to make dividends to our shareholders.

If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or require us to pledge collateral. If we are unable to repay our borrowings in such a situation, (1) we may need to prematurely sell assets or (2) lenders could force us to take other actions. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders.
Sources of Funds
In general, we require liquidity to originate new loans and repay debt principal and interest. Our operating revenues are typically utilized to pay our operating expenses and dividends. During 2008, we utilized principal collections on existing loans and Retained Interests and borrowings under our uncollateralized Revolver as our primary source of funds. In addition, historically we utilized a combination of the following sources to generate funds:
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
The credit markets remain extremely illiquid making it difficult and possibly cost prohibitive to increase availability under our Revolver at this time. We believe that our current capital needs can be met by our $45 million Revolver. To the extent we need additional capital, there can be no assurance that we will be able to increase the amount available under our Revolver or identify other sources of funds with acceptable terms and at an acceptable cost, if at all. We have availability through December 2009 under our Revolver; however, the limited amount of capital available to originate new loans has caused us to significantly reduce non-SBA 7(a) Program loan origination activity.
First Western may sell the government guaranteed portion of loans originated under the SBA 7(a) Program. We expect the SBA guaranteed portion to be sold to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. However, even though the securities issued are guaranteed by the U.S. government, recently the market for these sales has diminished and the premiums achieved on selling loans into that market have reduced. This market dislocation is a result of the present liquidity crisis which decreased investor demand for ABS and increased investor yield requirements. Currently, we are able to sell and receive our principal and profit but these sales are for a price below what we feel is reasonable or that may be available in the near future. Therefore, we have deferred sales of fully funded SBA 7(a) Program loans until the market for Secondary Market Loan Sales improves. To the extent we continue to defer selling the government guaranteed portion of our SBA 7(a) Program loans, our outstanding borrowings under our Revolver will increase. The government guaranteed portion of these loans held by us is guaranteed as to payment of principal and interest (up to 90 days) by the SBA. If we do not choose to sell fully funded SBA 7(a) Program loans into the secondary market, we may attempt to establish financing on our fully funded SBA 7(a) Program loans using a separate facility until the loans are sold. We anticipate that the rate for this type of financing would be higher than our Revolver. If we could not secure this financing, we may have to originate loans at reduced levels or sell assets.
We expect that our sources of funds and cash on hand will be sufficient to meet our working capital needs as we focus almost exclusively on SBA 7(a) Program loan origination activity. However, there can be no assurance that we will be able to raise funds through these financing sources. A further reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources, including extension of our Revolver when it matures in December 2009, are not available in the future, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms.
We continue to have debt-to-equity ratios well below 1:1 with the ratio being approximately 0.5:1 at December 31, 2008. This ratio is well below that of typical specialty commercial finance companies.

As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2009, we anticipate that our cash flows from operating activities, as adjusted, will be utilized to fund our expected 2009 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
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
At December 31, 2008, we had availability of $22.3 million under our Revolver which matures December 31, 2009. The Revolver requires us to comply with certain covenants, the most restrictive of which provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and limits our ability to pay out returns of capital as part of our dividends. The ratio must exceed 1.25 times. We also have minimum equity requirements. At December 31, 2008, we were in compliance with the covenants of this facility.
Uses of Funds
Currently, the primary use of our funds is to originate loans to small businesses. Our outstanding commitments to fund new loans were $10.0 million at December 31, 2008, all of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which (typically 75% to 85% of each loan) is intended to be sold into the secondary market. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2009, we anticipate aggregate loan originations will range from $20 million to $30 million.
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
One of our SBICs has $2.0 million of redeemable preferred stock due in September 2009. We expect to repay this redeemable preferred stock using the SBIC’s cash on hand or through issuance of new SBA debentures.
Our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions using our Revolver. As of February 28, 2009, we had repurchased 140,200 shares under the share repurchase program for an aggregate purchase price of $990,000, including commissions. To the extent we experience further reductions in our liquidity availability, we may reduce or cease acquisitions under the share repurchase program. We do not believe these repurchases will have any effect on compliance with the minimum equity requirements of the terms of our current Revolver.
We expect to make severance payments and provide related benefits totaling approximately $1.6 million, primarily due to the separation of an executive officer, which are generally expected to be paid within the next year.
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

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
The following summarizes our contractual obligations at December 31, 2008:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)
Debt:
Debentures payable (2)	$8,190	$—	$—	$—	$8,190
Redeemable preferred stock of subsidiary (3)	4,000	2,000	2,000	—	—
Revolver	22,700	22,700	—	—	—
Junior subordinated debt (4)	27,070	—	—	—	27,070

Interest:
Consolidated debt (5)	53,353	3,194	4,791	4,762	40,606
Mortgage note of unconsolidated subsidiary	193	96	97	—	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (6)	1,165	76	1,089	—	—
Severance and related benefits	1,596	1,430	166	—	—
Operating lease (7)	604	203	401	—	—

Total contractual cash obligations	$118,871	$29,699	$8,544	$4,762	$75,866

(1)
Does not include structured notes of $43.8 million and related interest of our QSPEs. During the first quarter of 2009, the 2002 Joint Venture ($5.5 million in structured notes) reached its “clean-up call” option and was consolidated.

(2)	Debentures payable are presented at face value.

(3)
The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in September 2009 ($2.0 million) and May 2010 ($2.0 million). Dividends of $160,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).

(4)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.

(5)	Calculated using the variable rate in effect at December 31, 2008. In addition, for our Revolver, no change in the outstanding balance was assumed.

(6)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary due January 1, 2011.

(7)	Represents future minimum lease payments under our operating lease for office space.
Our commitments at December 31, 2008 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$9,978	$9,978	$—	$—	$—

See Note 20 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
Our off-balance sheet arrangements have historically been structured as sales which are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans to a QSPE that is not subject to consolidation in exchange for cash and beneficial interests in that entity. The QSPE issues notes payable (usually through a private placement) to unaffiliated parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the QSPE. The terms of the notes payable issued by the QSPEs provide that the owners of these QSPEs are not liable for any payment on the notes. Accordingly, if the financial assets in the QSPE are insufficient for the trustee to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPE. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We account for structured loan sale transactions as sales of our loans and the SPE meets the definition of a QSPE; as a result, neither the loans contributed to the QSPE nor the notes payable issued by the QSPE are included in our consolidated financial statements. See “Item 1. Business — Structured Loan Transactions.”
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
RISK MANAGEMENT
In conducting our business, we are exposed to a range of risks including:
•	Market risk which is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates;
•	Credit risk which is the risk of loss due to an individual borrower’s unwillingness or inability to pay its obligations;
•	Operations risk which is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes;
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

•	Real estate risk which is the risk that the value and liquidity of the collateral for our loans are diminished or otherwise adversely impacted by market conditions; and
•	Reputational risk which is the risk that negative publicity regarding our practices whether true or not will cause a decline in our customer base.
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

RELATED PARTY TRANSACTIONS
Servicing fee income for the years ended December 31, 2008, 2007 and 2006 for loans held by the QSPEs was approximately $287,000, $495,000 and $676,000, respectively.
We received approximately $6.8 million, $13.4 million and $14.6 million in cash distributions from the QSPEs during 2008, 2007 and 2006, respectively.
We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. On June 2, 2008, we exercised our option to repay the structured notes of the 1999 Partnership. We used the reserve fund of $1.2 million, cash on hand and borrowings under our Revolver totaling $2.8 million in order the repay the approximately $4.0 million of structured notes. On August 15, 2008, we exercised our option to repay the structured notes of the 2001 Joint Venture. We used the reserve fund of $1.6 million, cash on hand and borrowings under our Revolver totaling $5.5 million in order to repay the approximately $7.1 million of structured notes.
We entered into a consulting agreement with our former chief operating officer for consulting services in October 2008. The initial term of the agreement is one year with automatic month-to-month extensions unless terminated by either party. Payments under the consulting agreement totaled approximately $10,000 during 2008.
DIVIDENDS
During 2008, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2008	April 7, 2008	$0.200	Regular
June 30, 2008	July 9, 2008	0.225	Regular
September 30, 2008	October 14, 2008	0.225	Regular
December 31, 2008	January 12, 2009	0.225	Regular
December 31, 2008	January 12, 2009	0.140	Special

		$1.015

Our shareholders are entitled to receive dividends when and as declared by our Board. In determining dividend policy, our Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In general, the Board also uses Modified Cash in determining the amount of dividends declared. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
We anticipate that our Board will maintain our quarterly dividend at $0.225 per share for the first quarter dividend to be paid in April 2009, in part to meet our 2008 dividend distribution requirements. While we believe our overall capital and liquidity positions are sound, the lower variable interest rate environment and the significant economic uncertainties anticipated for 2009 and potentially beyond have caused us to consider a more conservative approach. Therefore, we anticipate that the Board will declare a reduced dividend for the second quarter that will more closely reflect our expected 2009 taxable net income distribution requirement. We anticipate that the Board will adjust the dividend as needed, on a quarterly basis, thereafter.
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
We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments. However, due to the general tightening of credit by commercial banks, the terms of any extension of our Revolver may restrict the amount or timing of future dividends.

REIT TAXABLE INCOME
REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.
The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$9,806	$13,135	$15,684
Book/tax difference on depreciation	(60)	(65)	(277)
Book/tax difference on property sales	(784)	236	171
Book/tax difference on Retained Interests, net	57	1,631	1,973
Severance accrual	1,596	—	—
Impairment losses	—	233	43
Book/tax difference on rent and related receivables	—	(1,152)	925
Book/tax difference on amortization and accretion	(345)	(239)	(641)
Asset valuation	430	(299)	(890)
Other book/tax differences, net	(177)	189	(59)

Subtotal	10,523	13,669	16,929

Less: taxable REIT subsidiaries net income, net of tax	(587)	(852)	(1,280)
Dividend distribution from taxable REIT subsidiary	2,000	—	—

REIT taxable income	$11,936	$12,817	$15,649

Distributions declared	$10,908	$12,915	$13,975

Weighted average common shares outstanding	10,767	10,760	10,748

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
Our taxable REIT subsidiaries’ net income has not historically been distributed to PMC Commercial. To the extent the subsidiaries distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2008, approximately $4.1 million of earnings were accumulated. We distributed $2.0 million of these earnings from one of our taxable REIT subsidiaries to PMC Commercial during the second quarter of 2008.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk including liquidity risk, real estate risk and interest rate risk as described below. Although management believes that the quantitative analysis on interest rate risk below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our financial position and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.
Market risk is the exposure to loss resulting from changes in various market metrics. The primary risks that we are exposed to are liquidity risk, real estate risk and interest rate risk.
LIQUIDITY RISK
Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. We are subject to changes in the debt and collateralized mortgage markets. These markets are currently experiencing disruptions, which could have an adverse impact on our earnings and financial condition.
Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. We need additional capital to sustain portions of our lending programs. We are currently working to identify additional sources of funds at reasonable costs. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of such facilities will be on economically reasonable terms or available at all. The market for trading in ABS is also currently experiencing disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of current market conditions, we expect to finance our loan portfolio with our current capital and Revolver.
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
•
Natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and other events that may cause performance declines and/or losses to the owners and operators of the real estate securing our loans;

•	Changes or continued weakness in the demand for limited service hospitality properties;
•	Construction quality, construction cost, age and design;
•	Demographic factors;
•	Increases in operating expenses (such as energy costs) for the owners of the property; and
•	Limitations in the availability and cost of leverage.
In the event property operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Years ended December 31,
Provision for Loan Losses	2008	2007
	(In thousands)
As reported (1)	$488	$123
Loan losses increase by 50 basis points (2)	1,388	949
Loan losses increase by 100 basis points (2)	2,287	1,775

(1)	Excludes reductions of loan losses.

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
INTEREST RATE RISK
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans are predominantly variable-rate, based on LIBOR and the prime rate, our operating results will depend in large part on LIBOR and the prime rate. One of the primary determinates of our operating results is the difference between the income from our loans and our borrowing costs. As a result, most of our borrowings are based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
VALUATION OF LOANS
Our loans are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. In order to determine the estimated fair value of our loans, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, potential prepayment risks and loan losses. If we were required to sell our loans at a time when we would not otherwise do so, there can be no assurance that management’s estimates of fair values would be obtained and losses could be incurred.
Our loans are approximately 78% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $140.7 million of variable-rate loans at December 31, 2008. The estimated fair value of our variable-rate loans (approximately $134.2 million at December 31, 2008) is dependent upon several factors including changes in interest rates and the market for the type of loans that we have originated.
We had $39.3 million and $22.8 million of fixed-rate loans at December 31, 2008 and 2007, respectively. The estimated fair value of our fixed interest rate loans (approximately $39.6 million at December 31, 2008) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities. During the first quarter of 2009, we began consolidating the 2002 Joint Venture which added approximately $11.9 million of fixed-rate loans.
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
INTEREST RATE SENSITIVITY
At December 31, 2008 and 2007, we had $140.5 million and $143.2 million of variable-rate loans, respectively, and $49.8 million and $51.0 million of variable-rate debt, respectively. On the difference between our variable-rate loans outstanding and our variable-rate debt ($90.7 million and $92.2 million at December 31, 2008 and 2007, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2008 and 2007, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would have reduced net income by approximately $907,000 and $922,000, respectively, on an annual basis.
DEBT
Our debt was comprised of SBA debentures, junior subordinated notes, the Revolver and redeemable preferred stock of subsidiary. At December 31, 2008 and 2007, approximately $12.0 million and $11.9 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our variable-rate debt is based on LIBOR and the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2008, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $498,000.
Our fixed-rate debt at December 31, 2008 was primarily comprised of SBA debentures which currently have prepayment penalties up to 2% of the principal balance.
The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2008 and 2007. Market risk disclosures related to our outstanding debt as of December 31, 2008 were as follows:

								Estimated
	Years Ending December 31,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,956	$1,920	$—	$—	$—	$8,168	$12,044	$12,090

Variable-rate debt (LIBOR and prime rate based) (3)	22,700	—	—	—	—	27,070	49,770	40,594

Totals	$24,656	$1,920	$—	$—	$—	$35,238	$61,814	$52,684

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2008 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2008 was 5.0%.

Market risk disclosures related to our outstanding debt as of December 31, 2007 were as follows:

								Estimated
	Years Ending December 31,						Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$1,901	$1,867	$—	$—	$8,165	$11,933	$11,519

Variable-rate debt (LIBOR based) (3)	23,950	—	—	—	—	27,070	51,020	47,400

Totals	$23,950	$1,901	$1,867	$—	$—	$35,235	$62,953	$58,919

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2007 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2007 was 7.4%.
RETAINED INTERESTS
Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in estimating the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included on our consolidated balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the consolidated statements of income as a permanent impairment or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 300 basis points and 500 basis points higher than rates estimated at December 31, 2008, the estimated fair value of our Retained Interests at December 31, 2008 would have decreased by approximately $0.8 million and $1.4 million, respectively.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of the Board of Trust Managers.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with regard to directors and executive officers of the Company, compliance with Section 16(a) of the Exchange Act, the audit committee of the Board and the audit committee financial expert is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.
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
Item 11. EXECUTIVE COMPENSATION
The information required by this Item 11 regarding executive compensation and the compensation committee of the Board is hereby incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table provides information at December 31, 2008 with respect to our common shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

	(a)	(b)	(c)
Number of common
shares remaining available
	Number of common		for future issuances under
	shares to be issued upon	Weighted average	equity compensation plans
Plan	exercise of outstanding	exercise price of	(excluding shares reflected
Category	options	outstanding options	in column (a))

Equity incentive plans	74,650	$12.46	375,600

On September 26, 2008, our Board authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares, expiring September 26, 2010. The program was announced on October 15, 2008. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We purchased 85,145 common shares during 2008 in the open market as described below.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total number of	Maximum number (or
	Total number	Average	shares (or units)	approximate dollar value)
	of shares (or	price paid	purchased as part of	of shares (or units) that
	units)	per share	publicly announced	may yet be purchased
Period	purchased	(or unit)	plans or programs	under the plans or programs

October 2008	—	—	—	$10,000,000
November 2008	39,114	$7.21	39,114	$9,717,865
December 2008	46,031	$6.77	85,145	$9,406,307
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
Dated March 16, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LANCE B. ROSEMORE Lance B. Rosemore	Chairman of the Board of Trust Managers, President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	March 16, 2009

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer and Executive Vice President (principal financial and accounting officer)	March 16, 2009

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 16, 2009

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 16, 2009

/s/ BARRY A. IMBER Barry A. Imber	Trust Manager	March 16, 2009

/s/ IRVING MUNN Irving Munn	Trust Manager	March 16, 2009

PMC COMMERCIAL TRUST A ND SUBSIDIARIES
FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, beneficiaries’ equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 16, 2009

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

ASSETS

Loans receivable, net	$179,807	$165,969
Retained interests in transferred assets	33,248	48,616
Cash and cash equivalents	10,606	11,485
Other assets	3,863	5,350

Total assets	$227,524	$231,420

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Junior subordinated notes	$27,070	$27,070
Credit facilities	22,700	23,950
Debentures payable	8,168	8,165
Dividends payable	3,967	3,293
Redeemable preferred stock of subsidiary	3,876	3,768
Accounts payable and accrued expenses	2,884	1,933
Borrower advances	2,819	3,066
Deferred gains on property sales	1,408	2,192
Other liabilities	270	729

Total liabilities	73,162	74,166

Commitments and contingencies

Cumulative preferred stock of subsidiary	900	900

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,066,283 and 11,051,383 shares issued at December 31, 2008 and 2007, respectively, 10,694,788 and 10,765,033 shares outstanding at December 31, 2008 and 2007, respectively	111	111
Additional paid-in capital	152,460	152,331
Net unrealized appreciation of retained interests in transferred assets	620	1,945
Cumulative net income	160,925	151,119
Cumulative dividends	(156,829)	(145,921)

	157,287	159,585

Less: Treasury stock; at cost, 371,495 and 286,350 shares at December 31, 2008 and 2007, respectively	(3,825)	(3,231)

Total beneficiaries’ equity	153,462	156,354

Total liabilities and beneficiaries’ equity	$227,524	$231,420

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Interest income	$14,540	$16,465	$15,460
Income from retained interests in transferred assets	6,365	8,443	9,390
Hotel property revenues	—	—	450
Other income	2,212	2,387	3,673

Total revenues	23,117	27,295	28,973

Expenses:
Salaries and related benefits	4,705	5,058	4,739
Interest	3,909	5,403	5,217
General and administrative	2,304	2,717	2,694
Severance and related benefits	1,808	—	—
Permanent impairments on retained interests in transferred assets	521	1,111	1,167
Provision for loan losses, net	439	99	103
Hotel property expenses	—	—	420
Provision for loss on rent and related receivables	—	239	925

Total expenses	13,686	14,627	15,265

Gain on early extinguishment of debt	—	—	563

Income before income tax provision, minority interest, and discontinued operations	9,431	12,668	14,271

Income tax provision	(319)	(484)	(649)
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	(90)

Income from continuing operations	9,022	12,094	13,532

Discontinued operations:
Gains on sales of real estate	784	1,735	2,064
Impairment losses	—	(233)	(94)
Net earnings (losses)	—	(461)	182

	784	1,041	2,152

Net income	$9,806	$13,135	$15,684

Weighted average shares outstanding:
Basic	10,767	10,760	10,748

Diluted	10,767	10,764	10,751

Basic and diluted earnings per share:
Income from continuing operations	$0.84	$1.12	$1.26
Discontinued operations	0.07	0.10	0.20

Net income	$0.91	$1.22	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Net income	$9,806	$13,135	$15,684

Change in net unrealized appreciation of retained interests in transferred assets:

Net unrealized depreciation arising during period	(1,172)	(872)	(648)
Realized gains included in net income	(153)	(439)	(615)

	(1,325)	(1,311)	(1,263)

Comprehensive income	$8,481	$11,824	$14,421

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained
	Beneficial		Additional	Interests in	Cumulative			Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Equity

Balances, January 1, 2006	10,766,021	$110	$152,047	$4,519	$122,300	$(119,031)	$(2,928)	$157,017

Net unrealized depreciation	—	—	—	(1,263)	—	—	—	(1,263)
Shares repurchased	(24,100)	—	—	—	—	—	(303)	(303)
Treasury shares, net	(32,678)	—	—	—	—	—	(464)	(464)
Shares issued through exercise of stock options	35,500	—	—	—	—	—	464	464
Share-based compensation expense	9,060	—	131	—	—	—	—	131
Dividends ($1.30 per share)	—	—	—	—	—	(13,975)	—	(13,975)
Net income	—	—	—	—	15,684	—	—	15,684

Balances, December 31, 2006	10,753,803	110	152,178	3,256	137,984	(133,006)	(3,231)	157,291

Net unrealized depreciation	—	—	—	(1,311)	—	—	—	(1,311)
Share-based compensation expense	11,230	1	153	—	—	—	—	154
Dividends ($1.20 per share)	—	—	—	—	—	(12,915)	—	(12,915)
Net income	—	—	—	—	13,135	—	—	13,135

Balances, December 31, 2007	10,765,033	111	152,331	1,945	151,119	(145,921)	(3,231)	156,354

Net unrealized depreciation	—	—	—	(1,325)	—	—	—	(1,325)
Share-based compensation expense	14,900	—	129	—	—	—	—	129
Treasury shares, net	(85,145)	—	—	—	—	—	(594)	(594)
Dividends ($1.015 per share)	—	—	—	—	—	(10,908)	—	(10,908)
Net income	—	—	—	—	9,806	—	—	9,806

Balances, December 31, 2008	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$153,462

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$9,806	$13,135	$15,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27	80	231
Permanent impairments on retained interests in transferred assets	521	1,111	1,167
Gains on sales of real estate	(784)	(1,735)	(2,064)
Gain on early extinguishment of debt	—	—	(563)
Deferred income taxes	47	18	146
Provision for loan losses, net	439	99	103
Provision for loss on rent and related receivables and impairment losses	—	472	1,019
Premium income adjustment	(10)	47	116
Amortization and accretion, net	(335)	(186)	(270)
Share-based compensation	129	153	131
Capitalized loan origination costs	(207)	(184)	(233)
Loans funded, held for sale	(8,397)	(2,022)	(5,976)
Proceeds from sale of guaranteed loans	4,059	1,971	6,373
Loan fees collected (remitted), net	(8)	290	94
Change in operating assets and liabilities:
Borrower advances	(247)	(1,037)	(724)
Due to affiliates, net	(77)	(646)	(173)
Accounts payable and accrued expenses	926	(472)	(740)
Other liabilities	(202)	176	(234)
Rent and related receivables, net	—	328	(3)
Other assets	282	135	(252)

Net cash provided by operating activities	5,969	11,733	13,832

Cash flows from investing activities:
Loans funded	(26,190)	(31,734)	(45,710)
Principal collected on loans receivable	37,967	40,644	49,582
Proceeds from sales of hotel properties, net	—	1,060	3,127
Principal collected on retained interests in transferred assets	532	4,957	5,219
Investment in retained interests in transferred assets	(2,820)	(253)	(134)
Principal collected on mortgage-backed security of affiliate	104	161	227
Purchase of furniture, fixtures, and equipment	—	(50)	(103)
Distribution from unconsolidated subsidiary	—	—	452
Proceeds received from sales of assets acquired in liquidation, net	—	1,116	1,180
Release of (investment in) restricted investments, net	2,842	(241)	2,537

Net cash provided by investing activities	12,435	15,660	16,377

Cash flows from financing activities:
Purchase of treasury shares	(594)	—	(303)
Proceeds from revolving credit facility, net	22,700	—	—
Proceeds from (repayment of) conduit facility, net	(23,950)	(3,018)	2,763
Payment of principal on mortgage and structured notes and debentures payable	(7,205)	(2,642)	(19,994)
Payment of dividends	(10,234)	(13,987)	(12,903)

Net cash used in financing activities	(19,283)	(19,647)	(30,437)

Net increase (decrease) in cash and cash equivalents	(879)	7,746	(228)

Cash and cash equivalents, beginning of year	11,485	3,739	3,967

Cash and cash equivalents, end of year	$10,606	$11,485	$3,739

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies:
Business
PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the NYSE Alternext US (symbol “PCC”). We primarily obtain income from the yield and other related fee income earned on our investments from our lending activities. To date, these investments have principally been in the hospitality industry.
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
In addition, we own subordinate financial interests in several non-consolidated qualifying special purpose entities (“QSPEs”) (i.e., retained interests in transferred assets (“Retained Interests”)). We account for our Retained Interests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). While we are the servicer of the assets held by these QSPEs, we are required under the transaction documents to comply with strict servicing standards and are subject to the approval of the trustees and/or noteholders regarding any significant issues associated with the assets. As a result, we believe we have relinquished control of the assets sold to our QSPEs. Accordingly, the assets, liabilities, partners’ capital and results of operations of the QSPEs are not included in our consolidated financial statements.
Each of our QSPEs contains a “clean-up call” which gives PMC Commercial the option to repay the outstanding structured notes of the QSPE. PMC Joint Venture, L.P. 2002 (the “2002 Joint Venture”) reached this option during January 2009 becoming a non-qualifying SPE; however, based on our current liquidity needs, the option was not exercised. The subsidiary was determined to be a variable interest entity. Since we expect to absorb the majority of the entity’s future expected losses and receive the entity’s expected residual returns, PMC Commercial is considered to be the primary beneficiary. As a result, the subsidiary will be consolidated in PMC Commercial Trust’s financial statements beginning in the first quarter of 2009.
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
Loans Receivable, net
We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less net loan origination fees, discounts and loan loss reserves. For loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”), upon sale of the SBA guaranteed portion of the loans, the unguaranteed portion of the loan retained by us is valued on a relative fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We evaluate our loans for possible impairment on a quarterly basis. Our impairment analysis includes reserves under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statement No. 5 and 15” (“SFAS No. 114”). The general reserve is established in accordance with SFAS No. 5 when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general reserve, including estimates of the likelihood of default and the estimated fair value of the collateral.
Specific reserves are established in accordance with SFAS No. 114. The determination of whether significant doubt exists and whether a specific loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Our evaluation of the possible establishment of a specific reserve is based on a review of our historical loss experience, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan appears impaired, the estimated fair value of the collateral.
Retained Interests
Retained Interests represent the subordinate interest in QSPEs created in conjunction with structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and permanent impairments included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels, including risk premiums, considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates.
Cash and Cash Equivalents
We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Generally, we maintain cash, cash equivalents and restricted investments in accounts in excess of federally insured limits with various financial institutions. We regularly monitor the financial institutions and do not believe a significant credit risk is associated with the deposits in excess of federally insured amounts.
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
Deferred Gains on Property Sales
We evaluate our property sales individually to determine if they qualify for full accrual gain treatment. If the down payment received is not sufficient to qualify for full gain treatment, we record initial installment gains and defer the remaining gains. The remaining gains are recorded to income as principal is received on the related loans until the required amount of cash proceeds are obtained from the purchasers to qualify for full accrual gain treatment.
Net Unrealized Appreciation of Retained Interests
Net unrealized appreciation of Retained Interests represents the difference between the cost and estimated fair value of our Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Origination fees and direct loan origination costs are deferred and accreted to income as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
For loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
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
Other Income
Other income consists primarily of servicing income, premium income, prepayment fees and other loan related income. Servicing income represents the fees we receive for servicing loans of QSPEs and the sold portion of our SBA 7(a) loans and is recognized in income when earned. Prepayment fees are recognized in income when loans are prepaid. Late fees and other loan related fees are recognized in income when chargeable, assuming collectibility is reasonably assured. Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.
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
Recently Issued Accounting Pronouncements
The FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” in December 2007. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS 160 requires prospective application, with disclosure and presentation requirements to be applied retrospectively. Upon adoption of SFAS 160, we will be required to report our noncontrolling interests as a separate component of shareholders’ equity. We will also be required to present net income allocable to the noncontrolling interests and net income attributable to our shareholders separately in our consolidated statements of income. Currently, noncontrolling interests (cumulative preferred stock of subsidiary) are reported between liabilities and shareholders’ equity in the consolidated balance sheets and the related expense attributable to the noncontrolling interests (minority interest) is reflected as a reduction of net income on the consolidated statements of income.
The FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”), “Business Combinations” in December 2007. SFAS No. 141(R) defines the acquirer of a business combination as the entity that obtains control of one or more businesses and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact of SFAS No. 141(R) on our consolidated financial statements.
In December 2008, the FASB issued FASB Staff Position 140-4 (“FAS 140-4”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FASB Interpretation No. 46 (“FIN 46(R)-8”), “Consolidation of Variable Entities”. FAS 140-4 requires additional disclosures about transfers of financial assets. FIN 46(R)-8 requires additional disclosures about involvement with variable entities. We adopted FAS 140-4 and FIN 46(R)-8 for our consolidated financial statements ended December 31, 2008. The adoption of FAS 140-4 and FIN 46(R)-8 did not have a material impact on our consolidated financial statements.
In January 2009, the FASB issued FASB Staff Position on Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment. We adopted FSP EITF 99-20-1 for our consolidated financial statements ended December 31, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 3. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	At December 31,
	2008	2007
	(In thousands)
Commercial mortgage loans (1)	$138,858	$78,259
SBIC commercial mortgage loans (2)	27,311	30,723
SBA 7(a) Program loans	14,436	10,480
Conduit facility loans (3)	—	46,961

Total loans receivable	180,605	166,423
Less:
Deferred commitment fees, net	(318)	(412)
Loan loss reserves	(480)	(42)

Loans receivable, net	$179,807	$165,969

(1)
At December 31, 2008, includes loans which were previously included in off-balance sheet special purpose entities (i.e., PMC Capital, L.P. 1999 (“1999 Partnership”) and PMC Joint Venture 2001 (“2001 Joint Venture”)) which are now consolidated.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

(3)	Certain loans served as collateral for our conduit facility. The conduit facility matured on May 2, 2008. The remaining loans are now included in commercial mortgage loans.
The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance, beginning of year	$42	$63	$427
Provision for loan losses	488	123	174
Reduction of loan losses	(36)	(24)	(71)
Principal balances written-off	(14)	(120)	(467)

Balance, end of year	$480	$42	$63

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on loans considered to be impaired loans was as follows:

	At December 31,
	2008	2007
	(In thousands)
Impaired loans requiring reserves	$2,501	$22
Impaired loans expected to be fully recoverable	2,382	—
Total impaired loans	$4,883	$22

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Average impaired loans	$2,404	$1,023	$1,235

Interest income on impaired loans	$163	$—	$72

Our recorded investment in Non-Accrual Loans at December 31, 2008 and 2007 was approximately $4,945,000 and $22,000, respectively. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2008 or 2007.
Note 4. Retained Interests:
We own subordinated financial interests in QSPEs. At December 31, 2008, these are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”) and PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture,” and together with the 2000 Joint Venture and the 2002 Joint Venture, the “Joint Ventures”) created in connection with structured loan sale transactions.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to the QSPEs was as follows:

		2000	2002	2003
	1998	Joint	Joint	Joint
	Partnership	Venture	Venture	Venture
	(Dollars in thousands)
At December 31, 2008:
Principal outstanding on sold loans	$8,209	$26,254	$12,570	$21,184
Structured Notes balance outstanding	$7,866	$18,088	$6,977	$10,896
Cash in the collection account	$166	$406	$1,701	$228
Cash in the reserve account	$1,331	$1,677	$1,413	$2,068
Weighted average interest rate of loans (1)	P+1.54%	9.49%	9.42%	L+4.01%
Interest rate on Structured Notes (1)	P-1.00%	7.28%	6.67%	L+1.25%
Discount rate assumptions (2)	6.5% to 16.9%	9.6% to 16.9%	9.6% to 16.9%	6.5% to 16.9%
Constant prepayment rate assumption (3)	16.00%	18.00%	—%	18.00%
Weighted average remaining life of Retained Interests (4)	2.21 years	1.48 years	0.08 years	0.52 years
Structured Notes outstanding for “clean-up call” (5)	$4,186	$7,451	$6,345	$9,289
Aggregate principal losses assumed (6)	1.21%	1.39%	—%	0.32%
Aggregate principal losses to date (7)	—%	1.65%	0.81%	—%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	Discount rates utilized were (i) 6.5% to 9.6% for our required overcollateralization, (ii) 11.6% for our reserve funds and (iii) 16.9% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(4)
The weighted average remaining life of Retained Interests was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(5)
Each of our securitizations provides a “clean-up call”. A “clean-up call” is an option to repurchase all of the remaining transferred assets when the amount of the outstanding assets (or corresponding structured notes payable outstanding) falls to a level at which the cost of servicing those assets becomes burdensome.

(6)	Represents aggregate estimated future losses as a percentage of the remaining principal based upon per annum estimated losses that ranged from 0.0% to 1.0%.

(7)	Represents aggregate principal losses incurred to date as a percentage of the principal outstanding at inception.
Approximately 92% of the loans sold to the QSPEs were concentrated in the limited service hospitality industry. Approximately 18%, 11% and 10% of the loans sold to the QSPEs were to borrowers in Texas, North Carolina and Virginia, respectively, at December 31, 2008. No other state had a concentration of 10% or greater at December 31, 2008.
At December 31, 2008, none of the loans sold to the QSPEs was delinquent 60 days as to payment of principal and interest.
Our SBA 7(a) subsidiary has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Program. The SBA guaranteed portions of these loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs (“Excess Spread”). At December 31, 2008, the aggregate principal balance of our SBA 7(a) subsidiary’s serviced loans receivable on which we had an Excess Spread was approximately $26.2 million and the weighted average Excess Spread was approximately 0.6%. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at December 31, 2008 included a prepayment speed of 22% per annum and a discount rate of 16.9%.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our Retained Interests consisted of the following:

	At December 31, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$315	$315	$315
1998 Partnership	443	916	249	1,608	1,514
2000 Joint Venture	8,372	1,381	315	10,068	9,834
2002 Joint Venture	7,223	1,392	141	8,756	8,671
2003 Joint Venture	10,397	1,971	133	12,501	12,294

	$26,435	$5,660	$1,153	$33,248	$32,628

	At December 31, 2007
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$425	$425	$425
1998 Partnership	580	1,021	311	1,912	1,838
1999 Partnership (1)	3,682	995	219	4,896	4,878
2000 Joint Venture	8,510	1,605	518	10,633	9,913
2001 Joint Venture (2)	6,696	1,522	242	8,460	8,255
2002 Joint Venture	7,242	1,450	629	9,321	8,801
2003 Joint Venture	10,490	1,870	609	12,969	12,561

	$37,200	$8,463	$2,953	$48,616	$46,671

(1)
On June 2, 2008, we exercised our option to repay the structured notes. We used the reserve fund of approximately $1.2 million, cash on hand and borrowings under our revolving credit facility totaling $2.8 million in order to repay the remaining approximately $4.0 million of structured notes.

(2)
On August 15, 2008, we exercised our option to repay the structured notes. We used the reserve fund of approximately $1.6 million, cash on hand and borrowings under our revolving credit facility totaling $5.5 million in order to repay the remaining approximately $7.1 million of structured notes.

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following sensitivity analysis of our Retained Interests at December 31, 2008 highlights the volatility that results when loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$32,981	$(267)
Losses increase by 100 basis points per annum (2)	$32,723	$(525)
Discount rates increase by 300 basis points	$32,414	$(834)
Discount rates increase by 500 basis points	$31,884	$(1,364)

(1)
Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.

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
In accordance with SFAS No. 140, our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2008 and 2007, our consolidated balance sheets do not include $77.6 million and $141.8 million in assets, respectively, and $44.0 million and $94.4 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2008, the aggregate partners’ capital of our QSPEs was approximately $33.6 million compared to the estimated value of the associated Retained Interests of approximately $32.9 million.
The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 15.0%, 13.9% and 14.1% during 2008, 2007 and 2006, respectively.
Servicing fee income for the years ended December 31, 2008, 2007 and 2006 for loans sold to the QSPEs was approximately $287,000, $495,000 and $676,000, respectively. We have not established a servicing asset or liability related to the loans held by the QSPEs as the servicing fees are considered adequate compensation.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Debt:
Information on our consolidated debt was as follows:

	At December 31,					Weighted Average
	2008		2007		Current	Coupon Rate
	Face	Carrying	Face	Carrying	Range of	at December 31,
	Amount	Value	Amount	Value	Maturities	2008	2007
	(In thousands)

Debentures	$8,190	$8,168	$8,190	$8,165	2013 to 2015	5.90%	5.90%

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	7.01%	8.48%

Credit facilities:
Conduit facility (1)	—	—	23,950	23,950	N/A	N/A	6.16%
Revolving credit facility	22,700	22,700	—	—	2009	2.50%	N/A

	22,700	22,700	23,950	23,950

Redeemable preferred stock of subsidiary	4,000	3,876	4,000	3,768	2009 to 2010	4.00%	4.00%

	$61,960	$61,814	$63,210	$62,953

(1)	The conduit facility matured May 2, 2008 and was repaid using proceeds from our revolving credit facility.
Principal payments required on our consolidated debt at December 31, 2008 were as follows (face amount):

Years Ending
December 31,	Total
(In thousands)
2009	$24,700
2010	2,000
2011	—
2012	—
2013	—
Thereafter	35,260

$61,960

Debentures
Debentures represent amounts due to the SBA and have semi-annual interest only payments.
Junior Subordinated Notes
The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25%. The Junior Subordinated Notes may be redeemed at par at our option beginning on March 30, 2010. Interest payments are due on a quarterly basis.
Revolving Credit Facility
PMC Commercial has a revolving credit facility which provides credit availability up to $45 million, expiring December 31, 2009. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over the 30 or 90-day LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which (1) provides for an asset coverage test based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt and (2) limits our ability to pay out returns of capital as part of our dividends. We also have minimum equity requirements. At December 31, 2008, we were in compliance with the covenants of this facility.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Preferred Stock of Subsidiary
One of our SBICs has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA. The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. Dividends of $160,000 were recognized on the 4% Preferred Stock during both 2008 and 2007 and are included in interest expense in our consolidated statements of income.
Interest Paid
During 2008, 2007 and 2006 interest paid was $3,919,000, $5,106,000, and $5,430,000, respectively.
Note 6. Cumulative Preferred Stock of Subsidiary:
One of our SBICs has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA. Our SBIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 when acquired in 2004. Dividends of $90,000 were recognized on the 3% Preferred Stock during both 2008 and 2007 and are reflected in our consolidated statements of income as minority interest.
Note 7. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,767,000, 10,760,000 and 10,748,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 4,000 and 3,000 shares, respectively, during 2007 and 2006 for the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share during 2008 as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 59,000, 57,000 and 61,000 common shares during 2008, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of the stock.
Note 8. Dividends Paid and Declared:
During 2008, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 30, 2008	April 7, 2008	$0.200	Regular
June 30, 2008	July 9, 2008	0.225	Regular
September 30, 2008	October 14, 2008	0.225	Regular
December 31, 2008	January 12, 2009	0.225	Regular
December 31, 2008	January 12, 2009	0.140	Special

		$1.015

We have certain covenants within our revolving credit facility that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid.
Note 9. Share Repurchase Program:
On September 26, 2008, our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of February 28, 2009, we had repurchased 140,200 shares under the share repurchase program for an aggregate purchase price of approximately $990,000, including commissions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Income Taxes:
PMC Commercial has elected to be taxed as a REIT under the Code. To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. In order to meet our 2008 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared and paid in 2009 as distributions of 2008’s taxable income.
The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$9,806	$13,135	$15,684
Book/tax difference on depreciation	(60)	(65)	(277)
Book/tax difference on property sales	(784)	236	171
Book/tax difference on Retained Interests, net	57	1,631	1,973
Severance accrual	1,596	—	—
Impairment losses	—	233	43
Book/tax difference on rent and related receivables	—	(1,152)	925
Book/tax difference on amortization and accretion	(345)	(239)	(641)
Asset valuation	430	(299)	(890)
Other book/tax differences, net	(177)	189	(59)

Subtotal	10,523	13,669	16,929

Less: taxable REIT subsidiaries net income, net of tax	(587)	(852)	(1,280)
Dividend distribution from taxable REIT subsidiary	2,000	—	—
REIT taxable income	$11,936	$12,817	$15,649

Distributions declared	$10,908	$12,915	$13,975

Basic weighted average common shares outstanding	10,767	10,760	10,748

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2008		2007		2006
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Non qualified dividends	$0.829	81.67%	$1.068	89.00%	$1.244	95.69%
Qualified dividends	0.186	18.33%	—	—	—	—
Capital gains	—	—	0.132	11.00%	0.056	4.31%

	$1.015	100.00%	$1.200	100.00%	$1.300	100.00%

PMC Commercial has wholly-owned TRS’s which are subject to Federal income taxes. The income generated from the TRS’s is taxed at normal corporate rates.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on the final tax returns are generally recorded in the period when the returns are filed.
Income tax provision related to the TRS’s consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Federal:
Current provision	$272	$466	$502
Deferred provision	47	18	147

Income tax provision	$319	$484	$649

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to net income computed at Federal statutory rates to income tax expense was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Income before income taxes for TRS’s	$906	$1,336	$1,929

Expected Federal income tax provision	$307	$468	$676
Preferred dividend of subsidiary recorded as minority interest	31	31	31
Other adjustments	(19)	(15)	(58)

Income tax provision	$319	$484	$649

We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2005 through 2007 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded.
We paid $235,000, $693,000 and $845,000 in income taxes during 2008, 2007 and 2006, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Other Income:
Other income consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Prepayment fees	$771	$615	$1,653
Servicing income	469	754	1,025
Other loan related income	369	572	403
Premium income (1)	223	220	499
Equity in earnings of VIEs	94	101	76
Other	286	125	17

	$2,212	$2,387	$3,673

(1)	Premium income results from the sale of the government guaranteed portion of our SBA 7(a) subsidiary’s loans pursuant to Secondary Market Loan Sales.
Note 12. Discontinued Operations:
Discontinued operations of our hotel properties (two and 14 hotel properties during 2007 and 2006, respectively) and assets acquired in liquidation (primarily three limited service hospitality properties during 2007 and 2006) consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Hotel and Lease Operations:
Revenues:
Hotel operating revenues	$—	$507	$2,778
Lease income — base and other	—	—	186

Total revenues	—	507	2,964

Expenses:
Hotel operating expenses	—	473	2,449
Interest expense (1)	—	522	337

Total expenses	—	995	2,786

Net earnings (losses), hotel and lease operations	—	(488)	178

Net earnings, assets acquired in liquidation operations	—	27	4

Total net earnings (losses)	—	(461)	182

Gains on sales of real estate	784	1,735	2,064

Impairment losses	—	(233)	(94)

Discontinued operations	$784	$1,041	$2,152

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
Note 13. Dividend Reinvestment and Cash Purchase Plan:
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
Note 14. Profit Sharing Plan:
We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $207,000, $256,000 and $244,000 was expensed during 2008, 2007 and 2006, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.
Note 15. Share-Based Compensation Plans:
At December 31, 2008, we have options outstanding under share-based compensation plans. The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders. Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms.
A summary of the status of our stock options as of December 31, 2008, 2007 and 2006 and the changes during the years ended on those dates are as follows:

	2008		2007		2006
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	101,651	$13.65	142,511	$14.06	170,113	$14.78
Granted	20,000	$7.65	20,000	$14.01	33,250	$12.72
Exercised	—	—	—	—	(35,500)	$13.06
Forfeited	(25,448)	$12.86	(2,092)	$13.85	(2,064)	$15.29
Expired	(21,553)	$13.12	(58,768)	$14.77	(23,288)	$18.79

Outstanding and exercisable, December 31	74,650	$12.46	101,651	$13.65	142,511	$14.06

Weighted-average fair value of stock options granted during the year	$0.30		$0.56		$0.59

Upon notification of intent to exercise stock options, our policy is to first verify that the options are exercisable, then to contact our transfer agent instructing them to issue new shares and then to collect the cash proceeds. During 2006, we issued 2,822 common shares to our executive officers in exchange for 35,500 stock options, utilizing stock-for-stock exercise provisions of our option plans.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	3.39%	4.99%	4.96%
Expected Dividend Yield	11.44%	8.57%	9.43%
Expected Volatility	20.19%	13.41%	16.24%
Forfeiture Rate	5.00%	5.00%	5.00%
The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility, dividend yield and forfeiture rates. We recorded compensation expense of approximately $6,000, $11,000 and $19,000 during 2008, 2007 and 2006, respectively, related to these option grants.
The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contract Life	Exercise
Exercise Prices	Outstanding	(in years)	Price
$7.65	15,500	4.71	$7.65
$12.72	23,000	2.44	$12.72
$14.01 to $14.54	36,150	2.12	$14.36

$7.65 to $14.54	74,650	2.76	$12.46
We issued an aggregate of 16,500 restricted shares to executive officers and Board of Trust Managers on June 14, 2008 at the then current market price of the shares of $7.65. We issued an aggregate of 11,400 restricted shares to executive officers and Board of Trust Managers on June 9, 2007 at the then current market price of the shares of $14.01. We issued an aggregate of 9,060 restricted shares to executive officers and our Board of Trust Managers on June 10, 2006 at the then current market price of the shares of $12.72. The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). There were forfeitures of 1,600 and 170 restricted shares during 2008 and 2007, respectively. There were no forfeitures of restricted shares during 2006.
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of approximately $123,000, $143,000 and $112,000 during 2008, 2007 and 2006, respectively, related to our restricted share issuances. At December 31, 2008, there was approximately $53,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years.
Note 16. Restructuring Costs:
In October 2008, due to economic and market conditions, we announced a number of cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. These changes resulted in one-time severance charges of approximately $1.8 million recorded in the third quarter (approximately $1.6 million) and fourth quarter (approximately $0.2 million) resulting from the elimination of approximately 25% of our workforce and are included in severance and related benefits in our consolidated income statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The approximate $1.8 million of charges represents severance payments due to individuals and is composed of two parts. The first is an accrual during the third quarter of 2008 of approximately $1.6 million owed to an executive officer pursuant to his employment and separation agreements in accordance with SFAS No. 5, “Accounting for Contingencies.” The remaining approximate $0.2 million represents severance payments due to individuals covered under benefit arrangements communicated during the fourth quarter of 2008 under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which provides for termination benefits in the event an employee is involuntary terminated. Liabilities are recorded under these arrangements when it is probable that employees will be entitled to the benefits, the amount can be reasonably estimated, management has approved an action to terminate the employees, the action will take place within one year and has been communicated to the employees. This occurred during October 2008; thus, the $0.2 million of severance due to employees was recorded in the fourth quarter. All of our charges relate to one-time employee termination and other benefits for employees included within the lending segment which are primarily expected to be paid within one year.
The table below summarizes the balance of accrued severance and related benefits, which is included in the balance of accounts payable and accrued expenses in the consolidated balance sheets, and the changes in the accrued amounts as of and for the year ended December 31, 2008 (in thousands):

Costs incurred during 2008	$1,808
Payments	(212)

Accrued balance at December 31, 2008	$1,596

Note 17. Supplemental Disclosure of Cash Flow Information:
Our non-cash investing activities were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Reclassification from Retained Interests to loans receivable — PMC Capital, L.P. 1999-1	$7,596	$—	$—

Consolidation of loans receivable — 2001 Joint Venture	$13,760	$—	$—

Reclassification from loans receivable to assets acquired in liquidation	$—	$4,917	$3,730

Loans receivable originated in connection with sales of hotel properties	$—	$4,380	$17,084

Loans receivable originated in connection with the sale of assets acquired in liquidation	$—	$6,283	$2,760

See Note 2 for information on the deconsolidation of the assets and liabilities of PMCT Plainfield, L.P. during 2006.
Note 18. Fair Values of Financial Instruments:
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and expands the disclosures about fair value measurements. Although the adoption of SFAS No. 157 and its amendments did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008, we have one asset, Retained Interests, that is required to be measured at fair value on a recurring basis. Fair value, per generally accepted accounting principles, is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (“Level 1” inputs), if available, should be used to value as asset. If quoted prices are not available for the identical asset, then a determination should be made if “Level 2” inputs are available. “Level 2” inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.
We use “Level 3” inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Years Ended
	December 31,
	2008	2007
	(In thousands)
Value as of beginning of period	$48,616	$55,724
Principal collections	(532)	(4,957)
Realized gains included in net income (1)	(153)	(439)
Investments	2,866	271
Permanent impairments	(521)	(1,111)
Repurchases (2)	(15,856)	—
Unrealized depreciation	(1,172)	(872)

Value as of end of period	$33,248	$48,616

Cost at end of period	$32,628	$46,671

(1)	Included within income from retained interests in transferred assets.

(2)	Represents the 1999 Partnership and the 2001 Joint Venture.
Also, we may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. For financial assets measured at fair value on a nonrecurring basis during 2008 and 2007 that were still included in the consolidated balance sheets at December 31, 2008 and 2007, the following table provides the carrying value of the related individual assets at year end. We use “Level 3” inputs to determine the estimated fair value of our impaired loans receivable.

	Carrying value at
	December 31,		Total losses
	2008	2007	2008	2007
	(In thousands)
Impaired loans receivable (1)	$4,883	$22	$130	$4

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral, tax assessed value of the collateral, and/or cash flows.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Assets:
Loans receivable, net	$179,807	$173,639	$165,969	$166,807
Retained Interests	33,248	33,248	48,616	48,616
Cash and cash equivalents	10,606	10,606	11,485	11,485

Liabilities:
Debentures payable	8,168	8,171	8,165	7,744
Redeemable preferred stock of subsidiary	3,876	3,919	3,768	3,775
Credit facilities	22,700	22,700	23,950	23,950
Junior Subordinated Notes	27,070	17,894	27,070	23,450
In general, estimates of fair value may differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts we could realize in a current market exchange.
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. Reserves are established based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Retained Interests: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 4.
Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.
Debentures payable: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.
Redeemable preferred stock of subsidiary: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.
Credit facilities: The carrying amount is a reasonable estimation of fair value as the interest rates on these instruments are variable and the short duration to maturity.
Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of comparable debt instruments considering market risks, current interest rates and remaining maturities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Selected Quarterly Financial Data: (unaudited)
The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2008
		Income From
		Continuing	Net		Earnings
	Revenues	Operations	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$6,422	$3,045	$3,383		$0.31
Second Quarter	6,214	3,105	3,529		0.33
Third Quarter	5,080	587	603	(1)	0.06
Fourth Quarter	5,401	2,285	2,291		0.21

	$23,117	$9,022	$9,806		$0.91

	Year Ended December 31, 2007
		Income From
		Continuing	Net		Earnings
	Revenues	Operations	Income		Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$6,698	$2,998	$2,821		$0.26
Second Quarter	6,915	3,387	4,169	(2)	0.39
Third Quarter	7,491	3,542	3,497		0.33
Fourth Quarter	6,191	2,167	2,648		0.24

	$27,295	$12,094	$13,135		$1.22

(1)	Includes severance and related benefits of $1,573,000 related to our cost reduction initiatives.

(2)	Includes gains of $1,244,000 from the sale of two hotel properties and an asset acquired in liquidation.
Note 20. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $10.0 million at December 31, 2008, all of which were for prime-based loans at rates of prime plus 0.88% to 2.75% to be originated under the SBA 7(a) Program, the government guaranteed portion of which (approximately 75% to 85% of each individual loan) may be sold pursuant to Secondary Market Loan Sales. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows (in thousands):

2009	$203
2010	214
2011	187

$604

Rent expense amounted to approximately $175,000, $156,000 and $186,000 during 2008, 2007 and 2006, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2011. In the event of a change in responsibilities, as defined, during the employment period, the agreements provide for severance compensation to the executive officer in a lump sum payment in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.
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
Other
If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our SBLC, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.
Pursuant to SBA rules and regulations, distributions from our SBLC and SBICs are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2008, dividends of approximately $2.6 million were available for distribution.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our business segment data was as follows:

	Years Ended December 31,
	2008			2007
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$23,117	$23,079	$38	$27,295	$27,265	$30

Total expenses	13,686	13,686	—	14,627	14,263	364

Income (loss) before income tax provision, minority interest, and discontinued operations	9,431	9,393	38	12,668	13,002	(334)

Income tax benefit (provision)	(319)	(319)	—	(484)	(509)	25
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	—	(90)	(90)	—

Income (loss) from continuing operations	9,022	8,984	38	12,094	12,403	(309)

Discontinued operations	784	769	15	1,041	7	1,034

Net income	$9,806	$9,753	$53	$13,135	$12,410	$725

	Year Ended December 31, 2006
		Lending	Property
	Total	Division	Division
	(In thousands)

Total revenues	$28,973	$28,500	$473

Total expenses	15,265	13,358	1,907

Gain on early extinguishment of debt	563	563	—

Income (loss) before income tax provision, minority interest and discontinued operations	14,271	15,705	(1,434)

Income tax provision	(649)	(638)	(11)
Minority interest (preferred stock dividend of subsidiary)	(90)	(90)	—

Income (loss) from continuing operations	13,532	14,977	(1,445)

Discontinued operations	2,152	110	2,042

Net income	$15,684	$15,087	$597

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except footnotes)

		Additions
	Balance at	Charged to		Charged to			Balance at
	beginning	costs and		other			end
Description	of period	expenses		accounts	Deductions		of period

Year ended December 31, 2006:

					$(467)	(1)
					(71)	(3)

Loan Loss Reserves	$427	$174		$—	$(538)		$63

Rent and Related Receivables Reserve	$1,255	$925	(2)	$—	$—		$2,180

Year ended December 31, 2007:

					$(120)	(1)
					(24)	(3)

Loan Loss Reserves	$63	$123		$—	$(144)		$42

Rent and Related Receivables Reserve	$2,180	$		$—	$(2,180)	(2)	$—

Year ended December 31, 2008

					$(14)	(1)
					(36)	(3)

Loan Loss Reserves	$42	$488		$—	$(50)		$480

(1)	Principal written-off.

(2)
During 2006, we established reserves against our rent and related receivables from Arlington based on best available information provided to us through the Arlington bankruptcy proceedings. During 2007, we wrote off our Arlington reserves and receivables based upon an executed settlement agreement.

(3)	Represents previously recorded loan loss reserves which were reversed due to reductions in expected losses on loans.

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008
(Dollars in thousands, except footnotes)
Conventional Loans — 3% or greater (1):

									Principal amount
Geographic	Number					Final	Carrying		of loans subject to
Dispersion of	of			Interest Rate		Maturity	Amount of		delinquent principal
Collateral	Loans			Variable	Fixed	Date	Mortgages		or “interest”
Manassas, Virginia	1			6.88%	NA	1/31/28	$6,411		$—

Conventional Loans — States 2% or greater (2) (3):

		Size of Loans

		From	To

Texas	15	$0	$1,000	7.38% to 8.38%	8.25% to 10.78%	12/06/12–02/25/24	6,653		—
Texas (4)	10	$1,000	$2,000	6.63% to 7.88%	10.25%	5/01/21–3/16/27	13,866		1,325
Texas	3	$2,000	$3,000	7.13%	8.35%	11/29/26–12/4/26	7,629		—
Texas	3	$3,000	$4,000	6.38%	8.25% to 8.35%	11/29/26–12/13/27	10,023		—

Arizona	2	$0	$1,000	7.880%	9.25%	4/12/21–7/29/25	1,105		—
Arizona	3	$1,000	$2,000	8.38%	9.25% to 10.00%	11/18/19–9/29/24	4,212		—
Arizona	3	$2,000	$3,000	7.88% to 8.13%	9.40%	7/08/19–12/21/25	7,611		—
Arizona	1	$5,000	$6,000	6.88%	NA	1/30/28	5,198		—

Ohio	1	$0	$1,000	NA	9.00%	3/2/18	834		—
Ohio	3	$1,000	$2,000	7.63% to 7.88%	NA	10/27/25–5/30/26	4,354		—
Ohio	3	$2,000	$3,000	6.88%	8.28%	10/30/26–4/21/28	7,455		—
Ohio	1	$3,000	$4,000	6.88%	NA	4/21/28	3,251		—

Virginia	2	$1,000	$2,000	7.88%	8.90%	5/31/21–2/28/23	2,547		—
Virginia	1	$2,000	$3,000	8.13%	NA	6/29/24	2,905		—
Virginia	1	$3,000	$4,000	7.01%	NA	3/27/27	3,339		—

Michigan	5	$1,000	$2,000	6.76% to 7.88%	NA	2/10/26–4/30/27	6,905		—
Michigan	1	$3,000	$4,000	7.38%	NA	11/2/26	3,701		—

Florida	1	$0	$1,000	7.01%	NA	11/1/25	209		—
Florida	1	$1,000	$2,000	7.63%	NA	10/1/26	1,887		—
Florida	1	$2,000	$3,000	NA	8.24%	1/1/24	2,609		—
Florida	1	$3,000	$4,000	7.01%	NA	11/1/25	3,029		—

Alabama	1	$0	$1,000	NA	9.50%	10/27/18	494		—
Alabama (5)	2	$2,000	$3,000	7.88%	NA	3/1/26–10/1/26	5,722		—

Oregon	3	$0	$1,000	7.38% to 7.63%	9.50%	6/16/18–9/15/25	1,581		—
Oregon	2	$1,000	$2,000	NA	9.4% to 9.90%	2/2/18–3/20/18	2,099		—
Oregon	1	$2,000	$3,000	8.13%	NA	9/8/25	2,308		—

California	3	$0	$1,000	NA	8.5% to 8.95%	10/1/09–10/27/18	1,962		—
California	1	$1,000	$2,000	7.63%	NA	12/13/26	1,768		—
California	1	$2,000	$3,000	6.50%	NA	12/12/26	2,204		—

Iowa	1	$1,000	$2,000	7.63%	NA	5/30/26	1,823		—
Iowa	1	$2,000	$3,000	7.88%	NA	5/12/23	2,644		—

Missouri	2	$0	$1,000	NA	8.25%	8/31/18	1,180		—
Missouri	2	$1,000	$2,000	7.88%	NA	12/15/25–3/7/26	3,189		—

Tennessee	2	$0	$1,000	6.63% to 8.38%	NA	8/1/22–2/19/24	1,902		—
Tennessee	1	$1,000	$2,000	7.54%	NA	11/8/25	1,684		—

Colorado	1	$1,000	$2,000	8.38%	NA	12/13/24	1,293		—
Colorado(6)	1	$2,000	$3,000	NA	10.25%	1/24/21	2,225		2,225

Wyoming	2	$1,000	$2,000	NA	7.13%	5/16/27	3,255		—

Other (7)	9	$0	$1,000	7.88% to 8.88%	9.25% to 9.77%	7/1/09–1/30/28	4,821		1,034
Other	10	$1,000	$2,000	6.38% to 8.38%	8.75%	10/6/15–12/14/27	12,936		—
Other	2	$2,000	$3,000	7.63%	NA	11/3/25–5/24/27	4,623		—
General Reserve							(275)

	111						$165,171	(8)	$4,584

Footnotes:

(1)
Loan is collateralized by a commercial first mortgage on a limited service hospitality property. Payment is based on a variable interest rate adjusting quarterly until maturity. Prepayment charge is 5% for the first year, 4% for the second year, 3% for the third year, 2% for the fourth year, 1% for the fifth year and no prepayment charge thereafter. The face amount of the loan was $6,466,000.

(2)	Approximately 90.7% of our loans are collateralized by limited service hotels.

(3)	There are six loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.

(4)	Includes an impaired loan with a face value of $1,325,000 and a valuation reserve of $20,000.

(5)	Includes a loan with a face value of $3,027,000 and a valuation reserve of $49,000.

(6)	Includes an impaired loan with a face value of $2,225,000.

(7)	Includes an impaired loan with a face value of $1,034,000 and a valuation reserve of $70,000.

(8)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $166,244,911 (unaudited).

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008
(Dollars in thousands, except footnotes)
SBA 7(a) Loans — States 2% or greater (1):

								Principal amount
	Number				Final	Carrying		of loans subject to
	of	Size of Loans			Maturity	Amount of		delinquent principal
	Loans	From	To	Interest Rate(2)	Date	Mortgages		or “interest”
Texas (3)	41	$0	$500	5.88% to 7.75%	12/24/09–4/22/32	$2,897		$184
Georgia	6	$0	$500	6.00% to 7.75%	3/16/13–7/22/30	1,033		—
Missouri	6	$0	$500	7.00% to 7.75%	2/20/11–12/14/29	582		—
Ohio (4)	7	$0	$500	6.00% to 7.75%	5/11/13–3/31/30	580		106
New Mexico (5)	2	$0	$500	7.75% to 8.25%	8/30/24–5/11/25	575		—
Wisconsin	2	$0	$500	6.75%	3/5/32–12/16/33	551		—
Iowa	2	$0	$500	6.50% to 7.25%	9/29/25–11/26/33	504		—
South Carolina	3	$0	$500	7.00% to 7.50%	8/18/18–5/30/31	485		—
Oklahoma	4	$0	$500	6.50% to 7.75%	9/9/24–7/26/26	485		—
Alabama	3	$0	$500	6.75%	7/27/25–1/22/29	422		—
Indiana	2	$0	$500	6.50% to 7.25%	11/19/19–10/20/31	395		—
Arkansas	4	$0	$500	7.00% to 7.75%	10/25/11–7/30/26	345		—
Kansas	1	$0	$500	7.00%	09/01/26	259		—
Other (6)	25	$0	$500	6.25% to 7.75%	3/21/10–12/28/27	936		9
Government guaranteed portions (7)						4,588		—

	108					$14,636	(8)	$299

Footnotes:

(1)
Includes approximately $695,000 of loans not secured by real estate and $334,000 secured by second liens on properties which are subordinate to our first liens on the respective properties and one loan of $49,000 secured by a second lien on a hotel property and two loans of $90,000 secured by a third liens, one on a personal residence and one on a hotel property behind our first and second.

(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(3)	Includes three impaired loans with a face value of $184,000 and a valuation reserve of $26,000

(4)	Includes an impaired loan with a face value of $125,000 and a valuation reserve of $16,000 and a discount of $18,888.

(5)	Includes one loan with a fixed rate of 8.25%.

(6)	Includes an impaired loan with a face value of $9,000 and a valuation reserve of $9,000.

7)
Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(8)	For Federal income tax purposes, the cost basis of our loans on real estate was approximately $14,833,255 (unaudited).

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008
(In thousands, except footnotes)

Balance at December 31, 2005		$157,574

Additions during period:
New mortgage loans (1)(2)	$71,530

Other — accretion of loan fees and discounts	440	71,970

Deductions during period:
Collections of principal	$(49,582)

Foreclosures	(3,730)

Cost of mortgages sold, net	(6,694)

Amortization of premium	—

Other — purchased discount	(182)

Other — bad debt expense	(103)

Other — deferral for collection of commitment fees, net of costs	(72)	(60,363)

Balance at December 31, 2006		$169,181

Additions during period:
New mortgage loans (3)(4)	$44,419

Other — accretion of loan fees and discounts	435	44,854

Deductions during period:
Collections of principal	$(40,644)

Foreclosures	(4,917)

Cost of mortgages sold, net	(2,109)

Amortization of premium	—

Other — non cash change in loan	(296)

Other — bad debt expense	(99)

Other — deferral for collection of commitment fees, net of costs	(1)	(48,066)

Balance at December 31, 2007		$165,969

Additions during period:
New mortgage loans (5)	$55,950

Other — deferral for collection of commitment fees, net of costs	48

Other — accretion of loan fees and discounts	448	56,446

Deductions during period:
Collections of principal	$(37,967)

Foreclosures	—

Cost of mortgages sold, net	(4,189)

Amortization of premium	—

Other — bad debt expense, net of recoveries	(452)	(42,608)

Balance at December 31, 2008		$179,807

Footnotes:

(1)
Includes ten loans of approximately $17,084,000 which were originated in connection with the sales of hotel properties and two loans of approximately $2,760,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.

(2)	Includes two loans receivable totalling approximately $2,540,000 repurchased from affiliates.

(3)
Includes two loans of approximately $4,380,000 which were originated in connection with the sales of hotel properties and three loans of approximately $6,283,000 which were originated in connection with sales of assets acquired in liquidation which did not require cash expenditures.

(4)	Includes two loans of approximately $4,983,000 which were repurchased from securitizations during 2007.

(5)	Includes $21,363,000 from the exercise of our “clean-up call” provisions related to the 2001 Joint Venture and the 1999 Partnership.

EXHIBIT INDEX

Exhibit
Number		Description
2.1
Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.2
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

3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1	(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

4.1		Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2		Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3		Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4		Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
+10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.2
Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.3
Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital, Inc. and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.4
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

10.6
Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.12 to PMC Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7
Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.8
Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.9	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 15, 2004).

+10.10
Employment contract with Lance B. Rosemore dated June 16, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

Exhibit
Number	Description
+10.12	Employment contract with Barry N. Berlin dated June 16, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

+10.13	Employment contract with Jan F. Salit dated June 16, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

+10.14	Form of amendment to executive employment contract (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2008).

10.15
Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.16
Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.17
Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.18	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.19	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.20
Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.21
Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.22
Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

Exhibit
Number	Description
10.23
Fourth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 28, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.24	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.25
Fifth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.26
Sixth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.27
Seventh amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated January 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2008).

10.28
Eighth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated October 23, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2008).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

**32.1	Section 906 Officer Certification — Chief Executive Officer

**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan

E-4