Form 10-Q
period 2009-03-31
PMC COMMERCIAL TRUST /TX
filed 2009-05-11
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of April 30, 2009, the Registrant had outstanding 10,549,581 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Loans receivable, net	$193,194	$179,807
Retained interests in transferred assets	24,742	33,248
Cash and cash equivalents	10,244	10,606
Restricted investments	1,566	—
Other assets	3,812	3,863

Total assets	$233,558	$227,524

LIABILITIES AND BENEFICIARIES’ EQUITY

Liabilities:
Junior subordinated notes	$27,070	$27,070
Revolving credit facility	27,000	22,700
Structured notes and debentures payable	13,600	8,168
Redeemable preferred stock of subsidiary	3,904	3,876
Accounts payable and accrued expenses	2,818	2,884
Dividends payable	2,444	3,967
Borrower advances	2,062	2,819
Deferred gains on property sales	1,378	1,408
Other liabilities	259	270

Total liabilities	80,535	73,162

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,066,283 shares issued at March 31, 2009 and December 31, 2008, 10,586,962 and 10,694,788 shares outstanding at March 31, 2009 and December 31, 2008, respectively	111	111
Additional paid-in capital	152,480	152,460
Net unrealized appreciation of retained interests in transferred assets	707	620
Cumulative net income	162,551	160,925
Cumulative dividends	(159,211)	(156,829)

	156,638	157,287

Less: Treasury stock; at cost, 479,321 and 371,495 shares at March 31, 2009 and December 31, 2008, respectively	(4,515)	(3,825)

Total parent company beneficiaries’ equity	152,123	153,462

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total beneficiaries’ equity	153,023	154,362

Total liabilities and beneficiaries’ equity	$233,558	$227,524

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Interest income	$2,851	$3,766
Income from retained interests in transferred assets	916	1,919
Other income	224	737

Total revenues	3,991	6,422

Expenses:
Salaries and related benefits	921	1,239
Interest	806	1,233
General and administrative	443	469
Provision for loan losses, net	147	73
Permanent impairments on retained interests in transferred assets	60	281

Total expenses	2,377	3,295

Income before income tax provision and discontinued operations	1,614	3,127

Income tax provision	(18)	(82)

Income from continuing operations	1,596	3,045

Discontinued operations:
Gains on sales of real estate	30	338

Net income	$1,626	$3,383

Weighted average shares outstanding:
Basic	10,650	10,765

Diluted	10,650	10,765

Basic and diluted earnings per share:
Income from continuing operations	$0.15	$0.28
Discontinued operations	—	0.03

Net income	$0.15	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Net income	$1,626	$3,383

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation arising during period	102	222
Net realized gains included in net income	(15)	(60)

	87	162

Comprehensive income	$1,713	$3,545

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Three Months Ended March 31, 2008
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred	Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$900	$157,254
Net unrealized appreciation	—	—	—	162	—	—	—	—	162
Share-based compensation expense	—	—	25	—	—	—	—	—	25
Dividends ($0.20 per share)	—	—	—	—	—	(2,153)	—	—	(2,153)
Net income	—	—	—	—	3,383	—	—	—	3,383

Balances, March 31, 2008	10,765,033	$111	$152,356	$2,107	$154,502	$(148,074)	$(3,231)	$900	$158,671

	Three Months Ended March 31, 2009
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred	Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362
Net unrealized appreciation	—	—	—	87	—	—	—	—	87
Share-based compensation expense	—	—	20	—	—	—	—	—	20
Treasury shares, net	(107,826)	—	—	—	—	—	(690)	—	(690)
Dividends ($0.225 per share)	—	—	—	—	—	(2,382)	—	—	(2,382)
Net income	—	—	—	—	1,626	—	—	—	1,626

Balances, March 31, 2009	10,586,962	$111	$152,480	$707	$162,551	$(159,211)	$(4,515)	$900	$153,023

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$1,626	$3,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7	7
Permanent impairments on retained interests in transferred assets	60	281
Gains on sales of real estate	(30)	(338)
Deferred income taxes	(8)	(18)
Provision for loan losses, net	147	73
Premium income adjustment	33	(12)
Amortization and accretion, net	11	(33)
Share-based compensation	20	25
Capitalized loan origination costs	(57)	(46)
Loans funded, held for sale	(2,713)	(1,338)
Proceeds from sale of guaranteed loans	783	1,016
Loan fees collected (remitted), net	(14)	91
Change in operating assets and liabilities:
Due to/from affiliates, net	38	(63)
Other assets	99	83
Borrower advances	(757)	(146)
Accounts payable and accrued expenses	(47)	(449)
Other liabilities	(8)	(41)

Net cash provided by (used in) operating activities	(810)	2,475

Cash flows from investing activities:
Loans funded	(823)	(15,798)
Principal collected on loans	1,829	9,684
Principal collected on retained interests in transferred assets	103	660
Principal collected on mortgage-backed security of affiliate	11	40
Investment in retained interests in transferred assets	(135)	—
Investment in restricted investments, net	(156)	(1,184)

Net cash provided by (used in) investing activities	829	(6,598)

Cash flows from financing activities:
Purchase of treasury shares	(690)	—
Proceeds from revolving credit facility, net	4,300	1,500
Payment of principal on structured notes	(86)	—
Payment of dividends	(3,905)	(3,231)

Net cash used in financing activities	(381)	(1,731)

Net decrease in cash and cash equivalents	(362)	(5,854)

Cash and cash equivalents, beginning of year	10,606	11,485

Cash and cash equivalents, end of period	$10,244	$5,631

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three months ended March 31, 2009 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Certain prior period amounts have been reclassified to conform to the current year presentation. Upon adoption of Financial Accounting Standards Board (“FASB”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), cumulative preferred stock of subsidiary was reclassified from the mezzanine section of the balance sheet to beneficiaries’ equity and minority interest as presented in the income statement was reclassified to interest expense. These reclassifications had no effect on previously reported consolidated net income or cash flows, but the adoption of FAS 160 and resulting prior period reclassification does increase our overall consolidated beneficiaries’ equity.
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
Each of our qualified special purpose entities (“QSPEs”) contains a “clean-up” call provision which gives PMC Commercial the option to repay the outstanding structured notes of the QSPE. PMC Joint Venture, L.P. 2002 (the “2002 Joint Venture”) reached this option during January 2009 becoming a non-qualifying SPE; however, based on our current liquidity needs, the option was not exercised. The subsidiary was determined to be a variable interest entity. Since we expect to absorb the majority of the entity’s future expected losses and receive the entity’s expected residual returns, PMC Commercial Trust is considered to be the primary beneficiary. As a result, effective in January 2009, this subsidiary was consolidated in our financial statements. The operations of the 2002 Joint Venture were previously accounted for as retained interests in transferred assets. The following table summarizes the assets and liabilities of the 2002 Joint Venture (which represents a noncash transaction with the exception of the restricted investments):

January
2009
(In thousands)
Loans receivable	$12,570
Restricted investments	1,410
Other assets	102

Total assets	$14,082

Structured notes payable	$5,517

Total liabilities	$5,517

In addition, during the second quarter of 2009, we anticipate that PMC Joint Venture, L.P. 2003 (“the 2003 Joint Venture”) will reach its “clean-up” call option becoming a non-qualifying SPE. Based on our current liquidity needs, the option will not be exercised. Since we expect to absorb the majority of the entity’s future expected losses and receive the entity’s expected residual returns, PMC Commercial Trust would be considered the primary beneficiary. As a result, this subsidiary would be consolidated in our second quarter 2009 financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements:
During April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued in April 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial statements.
FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” was issued in April 2009. This FSP amends and clarifies FAS 141 to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FSP FAS 141(R)-1 to have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities and is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our consolidated financial statements.
Note 3. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commercial mortgage loans (1)	$150,185	$138,858
SBIC commercial mortgage loans (2)	27,054	27,311
SBA 7(a) Program loans	12,465	11,444
SBA 7(a) Program loans held for sale	4,368	2,992

Total loans receivable	194,072	180,605
Less:
Deferred commitment fees, net	(262)	(318)
Loan loss reserves	(616)	(480)

Loans receivable, net	$193,194	$179,807

(1)	Includes $12,419 of loans held as collateral for the outstanding structured notes of the 2002 Joint Venture.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activity in our loan loss reserves was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance, beginning of year	$480	$42
Provision for loan losses	147	73
Principal balances written-off, net	(11)	—

Balance, end of period	$616	$115

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Impaired loans requiring reserves	$2,541	$2,492
Impaired loans expected to be fully recoverable	4,510	2,374

Total impaired loans	$7,051	$4,866

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Average impaired loans	$6,852	$692

Interest income on impaired loans	$8	$32

Our recorded investment in non-accrual loans at March 31, 2009 and December 31, 2008 was approximately $7.2 million and $5.1 million, respectively. We did not have any loans past due 90 days or more which were accruing interest at March 31, 2009 or December 31, 2008.
Note 4. Retained Interests:
We own subordinated financial interests in several non-consolidated QSPEs (i.e., retained interests in transferred assets (“Retained Interests”)). The QSPEs are PMC Capital, L.P. 1998-1 (the “1998 Partnership”), PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and the 2003 Joint Venture created in connection with structured loan sale transactions. In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) to unaffiliated parties (“Structured Noteholders”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our structured loan sale transactions as of March 31, 2009 was as follows:

		2000	2003
	1998	Joint	Joint
	Partnership	Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$7,990	$25,046	$20,926
Structured Notes balance outstanding	$7,663	$16,870	$10,654
Cash in the collection account	$150	$359	$178
Cash in the reserve account	$1,330	$1,675	$2,207
Structured Notes outstanding for “clean-up” call (1)	$4,186	$7,451	$9,289
Weighted average interest rate of loans (2)	P+1.55%	9.46%	L+4.02%
Interest rate on Structured Notes	P-1.00%	7.28%	L+1.25%
Discount rate assumptions (3)	6.0% to 15.4%	9.1% to 15.4%	6.0% to 15.6%
Constant prepayment rate assumption (4)	12.00%	12.00%	12.00%
Weighted average remaining life of Retained Interests (5)	2.43 years	1.71 years	0.20 years
Aggregate principal losses assumed (6)	1.45%	1.46%	—
Aggregate principal losses to date (7)	—	1.65%	—

(1)
Each of our securitization documents provides a “clean-up” call provision. A “clean-up” call is an option to repurchase the remaining transferred assets when the amount of the outstanding assets (or corresponding Structured Notes outstanding) falls to a level at which the cost of servicing those assets becomes burdensome.

(2)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).

(3)	Discount rates utilized were (a) 6.0% to 9.1% for our required overcollateralization, (b) 10.1% to 10.3% for our reserve funds and (c) 15.4% to 15.6% for our interest-only strip receivables.

(4)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(5)
The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.

(6)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.0% to 0.9%.

(7)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception.
First Western SBLC, Inc. (“First Western”) has Retained Interests related to the sale of loans originated pursuant to the Small Business Administration’s (“SBA”) 7(a) Program. We expect the SBA guaranteed portions of First Western’s loans to be sold to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At March 31, 2009, the aggregate principal balance of First Western’s serviced loans on which we had an excess spread was approximately $26.5 million and the weighted average excess spread was approximately 0.5%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at March 31, 2009 included a prepayment speed of 15% per annum and a discount rate of 15.4%.
The components of our Retained Interests are the (1) required overcollateralization (the “OC piece”), (2) “reserve fund” and the interest earned thereon and (3) interest-only strip receivable (the “IO Receivable”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Retained Interests consisted of the following:

	March 31, 2009
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$386	$386	$293
1998 Partnership	431	910	242	1,583	1,484
2000 Joint Venture	8,434	1,367	292	10,093	9,774
2003 Joint Venture	10,378	2,168	134	12,680	12,484

	$19,243	$4,445	$1,054	$24,742	$24,035

	December 31, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$315	$315	$315
1998 Partnership	443	916	249	1,608	1,514
2000 Joint Venture	8,372	1,381	315	10,068	9,834
2002 Joint Venture	7,223	1,392	141	8,756	8,671
2003 Joint Venture	10,397	1,971	133	12,501	12,294

	$26,435	$5,660	$1,153	$33,248	$32,628

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.
The following sensitivity analysis of our Retained Interests as of March 31, 2009 highlights the volatility that results when losses and discount rates are different than our assumptions:

	Estimated	Asset
Changed Assumption	Fair Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$24,491	($251)
Losses increase by 100 basis points per annum (2)	$24,264	($478)
Discount rates increase by 300 basis points	$23,944	($798)
Discount rates increase by 500 basis points	$23,444	($1,298)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our balance sheet in beneficiaries’ equity as an unrealized loss.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at March 31, 2009 and December 31, 2008 our consolidated balance sheets do not include $60.1 million and $77.6 million of assets, respectively, and $35.3 million and $44.0 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At March 31, 2009, the partners’ capital of the QSPEs was approximately $24.8 million and the estimated fair value of the associated Retained Interests was approximately $24.4 million.
The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 10.6% and 11.4% during the three months ended March 31, 2009 and 2008, respectively.
Note 5. Debt:
Information on our consolidated debt was as follows:

						Weighted Average
	March 31, 2009		December 31, 2008			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	March 31,	December 31,
	Amount	Value	Amount	Value	Maturities	2009	2008
	(Dollars in thousands)

Structured notes and debentures payable:
Debentures	$8,190	$8,169	$8,190	$8,168	2013 to 2015	5.90%	5.90%
Structured notes (1)	5,431	5,431	—	—	(1)	6.67%	N/A

	13,621	13,600	8,190	8,168

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	4.72%	7.01%

Revolving credit facility	27,000	27,000	22,700	22,700	2009	2.50%	2.50%

Redeemable preferred stock of subsidiary	4,000	3,904	4,000	3,876	2009 to 2010	4.00%	4.00%

Debt	$71,691	$71,574	$61,960	$61,814

(1)
Represents structured notes relating to the 2002 Joint Venture, consolidated beginning in January 2009. Principal payments of these structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

Note 6. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was 10,650,000 and 10,765,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive. Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 59,000 and 99,000 common shares during the three months ended March 31, 2009 and 2008, respectively, because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Dividends Declared:
The Board of Trust Managers declared a $0.225 per common share quarterly dividend to common shareholders of record on March 31, 2009, which was paid on April 13, 2009.
We have certain covenants within our revolving credit facility which limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
Note 8. Share Repurchase Program:
Our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. As of April 30, 2009, we had repurchased 230,352 shares under the share repurchase program for an aggregate purchase price of approximately $1,529,000, including commissions.
Note 9. Income Taxes:
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
Note 10. Restructuring Costs:
In October 2008, due to economic and market conditions, we announced a number of cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. These changes resulted in one-time severance related charges of approximately $1.8 million during 2008. We paid approximately $1.4 million of this severance during April 2009.
The table below summarizes the balance of accrued severance and related benefits, which is included in the balance of accounts payable and accrued expenses in the consolidated balance sheets, and the changes in the accrued amounts as of and for the three months ended March 31, 2009 (in thousands):

Accrued balance at December 31, 2008	$1,596
Payments	(23)

Accrued balance at March 31, 2009	$1,573

Note 11. Fair Value Measurements:
At March 31, 2009, Retained Interests was our only asset that is required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (“Level 1” inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if “Level 2” inputs are available. “Level 2” inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We use “Level 3” inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Value, beginning of period	$33,248	$48,616
Principal collections	(103)	(660)
Realized gains included in net income (1)	(15)	(60)
Investments	135	25
Permanent impairments	(60)	(281)
Consolidation (2)	(8,565)	—
Unrealized appreciation	102	222

Value, end of period	$24,742	$47,862

Cost, end of period	$24,035	$45,755

(1)	Included within income from Retained Interests.

(2)	Represents the 2002 Joint Venture.
We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from loan loss reserves on individual loans. For financial and nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2009 and 2008, the following table provides the carrying value of the related individual assets at quarter end. We use “Level 3” inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying value at		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)
Impaired loans (1)	$6,868	$2,051	$53	$17

(1)
Represents carrying value and related provision for loan losses on loans for which adjustments are based on the appraised value of the collateral, tax assessed value of the collateral, and/or operating statistics.

Note 12. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $6.7 million at March 31, 2009, all of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which may be sold pursuant to Secondary Market Loan Sales. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months Ending
March 31,	Total
(In thousands)
2010	$206
2011	217
2012	131

$554

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
Structured Loan Sale Transactions
The documents of the structured loan sale transactions contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the entities originally formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency rates on the loans included in each structured loan sale transaction. If, at any measurement date, the delinquency rate with respect to any structured loan sale transaction were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that structured loan sale transaction. During the period in which the specified delinquency rate was exceeded, excess cash flow from the entity, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur. As a result of delinquent and impaired loans in the 2002 Joint Venture and the 2003 Joint Venture, Credit Enhancement Provisions were triggered during the first quarter of 2009. As a consequence, cash flows related to these transactions were deferred and utilized to fund the increased reserve requirements. Based on current cash flow assumptions, management anticipates that the funds from the 2002 Joint Venture will be received in future periods. For the 2003 Joint Venture, management anticipates that the funds will be received in future periods or used to repay the structured notes based on timing of attainment of the “clean-up” call option.
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
The following discussion of our financial condition at March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENT DEVELOPMENTS AND TRENDS THAT MAY AFFECT OUR BUSINESS
The following provides an update of our recent developments and trends that may affect our business included in our Annual Report on Form 10-K for the year ended December 31, 2008 that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our liquidity and growth potential, the performance of our loans and/or the performance of the QSPEs.
Economic Environment
In response to market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability and/or liquidity to the financial markets. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain. Should these initiatives fail, our business, financial condition, results of operations and prospects could be materially adversely affected.
Impact on us
In the short-term, we believe the current economic environment will provide increasing challenges to our industry, us and the general economy. We continue to believe our commercial lending business has strong long-term fundamentals. However, due to the economic uncertainties, we continue to experience the following:
•	Loan origination limitations;

•	Reduced operating margins due to lack of economies of scale;

•	Limited access to capital, and if such capital is available, at increased costs that may be significant;

•	An increase in non-performing loans and watch list assets;

•	An increase in loan loss reserves;

•	An inability to engage in structured loan transactions; and

•	Reduced cash available for distribution to shareholders, particularly as our portfolio yield is reduced by lower variable interest rates, scheduled maturities, prepayments and non-performing loans.

Liquidity Overview
Our revolving credit facility matures December 31, 2009. We are currently negotiating to extend the maturity date of our revolving credit facility; however, the credit markets remain extremely illiquid which may make it difficult and possibly cost prohibitive to extend our revolving credit facility. We believe that our revolving credit facility will be extended until at least December 31, 2010. However, the aggregate amount available under our revolving credit facility may decrease and/or the cost of the revolving credit facility, including any up-front costs and ongoing interest expense and/or unused fees, could increase. We believe our current capital needs can be met by our $45 million revolving credit facility. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under our revolving credit facility or identify other sources of funds with acceptable terms. We have availability under our revolving credit facility; however, the limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. As a result, all of our outstanding loan commitments are for SBA 7(a) Program loans.
Strategic Alternatives
The credit and capital market environment remains unstable so we continue to review and analyze potential strategic and liquidity alternatives. While we continue to explore and evaluate future opportunities as they present themselves, our primary focus is presently on maximizing the value of our current investment portfolio and business strategy. Alternatives that we continue to evaluate include the potential benefits that we could achieve through investment in, acquisition of, or conversion to, a bank. There are significant obstacles in becoming a bank including legal, regulatory and shareholder approvals. However, given current market conditions and valuations for commercial mortgage REITs, we will continue to evaluate whether the benefits outweigh the risks.
Current Reliance on the SBA 7(a) Program
We are focusing on origination of SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans and then sell the government guaranteed portion to investors who then bundle and sell those loans using the asset-backed securities market. During April 2009, we sold approximately $4.5 million (guaranteed portion) of SBA 7(a) Program loans.
The American Recovery and Reinvestment Act (the “Stimulus Bill”) was passed in February 2009. The Stimulus Bill contains provisions that benefit the SBA which may have a positive impact on our lending operations. The Stimulus Bill provided the SBA with funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans. These program changes are expected to be in effect for the remainder of 2009. In addition, the Stimulus Bill established a “Secondary Market Lending Authority” which may make direct loans to broker-dealers that participate in the secondary market for SBA 7(a) Program loans and provides for the ability to establish a secondary market for pools of “first lien” loans under the 504 program. The Stimulus Bill authorized the SBA to deploy federal guarantees for pools of these “first lien” loans so that they could be sold to investors in a secondary market.
We believe these initiatives will increase the volume and profitability of our SBA 7(a) Program in the short-term. In addition, we believe our liquidity has been, and will continue to be, benefitted through a more active secondary market.

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
Loan Portfolio Performance
Our aggregate portfolio continues to have minimal loan losses; however, we believe that worsening economic conditions have subjected our borrowers to financial stress. We have seen an increase in payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment of real estate taxes and borrower requests for deferments of payment of principal and interest. Our recorded investment in non-accrual loans increased from $5,062,000 (2.8% of our retained loans) at December 31, 2008 to $7,229,000 (3.7% of our retained loans) at March 31, 2009. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
We are currently in the process of foreclosure proceedings on several properties, primarily limited service hospitality properties, collateralizing our serviced loans. Historically, many borrowers have brought their loans current; thus, we stopped the foreclosure process. It is difficult to determine what impact the current market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans. We estimate that the foreclosure processes will be completed within six to eighteen months; however, foreclosure is a complex and generally time consuming process that is subject to state laws and regulations.
Loan Activity
During the first three months of 2009 we funded approximately $3.5 million of loans. We anticipate that our fundings during 2009 will be between $20 million and $30 million. We have been concentrating on longer-term loan originations with real estate for collateral and are now targeting loans between $500,000 and $2,000,000. However, there remains significant competition for SBA 7(a) Program loans from banks that are willing and able to provide lower interest rate terms than us primarily due to fees generated from other bank products.
We had a significant amount of prepayments of our serviced loans during the past three years. The result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $275 million at March 31, 2009. Our prepayment activity slowed during the last half of 2008 and the first quarter of 2009 and we expect that the amount of prepayments will continue at this level during 2009 or be further reduced. There were no prepayments of our retained loans during the first quarter of 2009.
In addition to our retained portfolio of $194 million, at March 31, 2009, we service approximately $81 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and Secondary Market Loan Sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).
Information on our Serviced Portfolio, including prepayment trends, was as follows:

	March 31,	December 31,
	2009	2008	2007	2006	2005	2004
	(Dollars in thousands)
Serviced Portfolio (1)	$275,014	$275,530	$326,368	$397,567	$447,220	$468,158

Loans funded	$3,536	$34,587	$33,756	$51,686	$49,942	$49,733

Prepayments (2)	$787	$68,556	$84,137	$91,710	$41,049	$15,931

% Prepayments (3) (4)	0.3%	21.0%	21.2%	20.5%	8.8%	3.2%

(1)	Serviced Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Does not include balloon maturities of SBA 504 program loans.

(3)	Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year.

(4)	For the three months ended March 31, 2009, annualized prepayments as a percentage of our Serviced Portfolio outstanding as of the beginning of the applicable year were 1.1%.

LOAN PORTFOLIO INFORMATION AND STATISTICS
General
Loans funded during the first three months of 2009 were approximately $3.5 million, which is significantly less than the $17.1 million of loans we funded during the comparable period of 2008. We currently anticipate loan fundings to be between $20 million and $30 million during 2009. At March 31, 2009, December 31, 2008 and March 31, 2008, our outstanding commitments to fund loans were approximately $6.7 million, $10.0 million and $23.1 million, respectively. All of our current commitments are for variable-rate SBA 7(a) Program loans based on the prime rate which provide an interest rate match with our present sources of funds and these loans also provide an SBA guarantee for a portion of the loan amount. Due to our enhanced marketing efforts and the Stimulus Bill which eliminated fees on SBA 7(a) Program loans, we have seen an increase in our outstanding commitments to funds loans. As of April 30, 2009, our outstanding commitments to funds loans were approximately $12.0 million.
Loan Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) Program loans	$3,536	$1,751
Commercial mortgage loans	—	13,440
SBA 504 program loans	—	1,945

Total loans funded	3,536	17,136

Other Loan Transactions:
2002 Joint Venture (1)	12,570	—

Total loans originated	$16,106	$17,136

Principal Repayments:
Scheduled principal payments	$1,829	$728
Proceeds from the sale of SBA 7(a) guaranteed loans	783	1,016
Prepayments	—	8,956

Total principal repayments	$2,612	$10,700

(1)	We reached our “clean-up” call provision resulting in loans which were previously off-balance sheet now being included in our Retained Portfolio.

Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio was as follows:

	March 31,	December 31,	March 31,
	2009	2008	2008

Weighted average contractual interest rate	6.2%	7.7%	8.3%

Annualized average yield (1) (2)	5.9%	8.4%	8.8%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.

(2)	For the three month periods ended March 31, 2009 and 2008 and for the year ended December 31, 2008.
The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the second quarter of 2009 (set on April 1, 2009) is 1.21% and 3.25%, respectively, while the LIBOR and prime rate charged during the first quarter of 2009 (set on January 1, 2009) was 1.44% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.
The weighted average contractual interest rate on our Serviced Portfolio was 6.3%, 7.9% and 8.7% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$121,839	63.1%	5.0%	$123,081	68.4%	7.5%
Fixed-rate (1)	50,885	26.3%	9.1%	39,297	21.9%	9.0%
Variable-rate — prime	20,470	10.6%	5.3%	17,429	9.7%	6.9%

	$193,194	100.0%	6.2%	$179,807	100.0%	7.7%

(1)	At March 31, 2009, includes approximately $12.4 million of loans from the 2002 Joint Venture.
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

Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Problem Loans:
Loans receivable	$2,553	$2,501
Sold loans of QSPEs (1)	—	—

	$2,553	$2,501

Special Mention Loans:
Loans receivable	$9,073	$9,294
Sold loans of QSPEs (1)	1,551	1,544

	$10,624	$10,838

Percentage Problem Loans:
Loans receivable	1.3%	1.4%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	4.7%	5.2%
Sold loans of QSPEs (1)	2.9%	2.3%

(1)
We do not include the remaining outstanding principal of serviced loans pertaining to the government guaranteed portion of SBA 7(a) Program loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

At March 31, 2009 and December 31, 2008, we had reserves of $616,000 and $480,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.08% and 0.04% during the three months ended March 31, 2009 and 2008, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from loan loss reserves on individual loans. We use “Level 3” inputs to determine the estimated fair value of our Impaired Loans. Adjustments to the carrying value of Impaired Loans are generally based on the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics.
RETAINED INTERESTS
At March 31, 2009, Retained Interests was our only asset that is required to be measured at fair value on a recurring basis. There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction. Due to the limited number of entities that conduct structured loan sale transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, we utilize our own data and assumptions to determine the value of our Retained Interests, in conjunction with our knowledge of similar markets for our type of Retained Interests. Based on these factors, our estimate of fair value may vary significantly from what a willing buyer would pay for these assets.

The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the QSPEs. This valuation is dependent upon estimates of future cash flows that are based on the performance of the underlying loans and estimates of discount rates. Prepayments or losses in excess of estimates may cause unrealized depreciation and potentially impairments. The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis.
As a result of the lack of available market inputs, at the time our securitization transactions were completed and for each quarterly valuation update, we utilized a cash flow model to determine the estimated fair value of our Retained Interests. The turmoil in the credit markets has spotlighted the use of cash flow models and management has evaluated the complexities and range of judgments inherent in using cash flow models. As such, we have reevaluated our discount rates, future prepayments and loan losses on the underlying securitized loans in light of the current illiquid markets.
The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risk associated with each cash flow stream (i.e., interest-only strip receivable, reserve funds and overcollateralized piece). Although we believe these estimates of discount rates are reasonable estimates of the market rate, purchasers of these types of investments may utilize different discount rates in determining their value of the estimated future cash flows considering the current market illiquidity.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Overview

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
	(Dollars in thousands, except per share data)
Total revenues	$3,991	$6,422	$(2,431)	(37.9%)
Total expenses	$2,377	$3,295	$(918)	(27.9%)

Income from continuing operations	$1,596	$3,045	$(1,449)	(47.6%)
Net income	$1,626	$3,383	$(1,757)	(51.9%)

Basic and diluted earnings per share:
Income from continuing operations	$0.15	$0.28	$(0.13)	(46.4%)
Net income	$0.15	$0.31	$(0.16)	(51.6%)
Net income decreased from the first quarter of 2008 compared to the first quarter of 2009 primarily due to:
•
A decrease in income from Retained Interests of $1,003,000 due primarily to a reduction in our weighted average Retained Interests of 49% and a decrease in unanticipated prepayment fees of $413,000. The 1999 Partnership, 2001 Joint Venture and 2002 Joint Venture, which were previously included in Retained Interests (off-balance sheet entities) are now consolidated;

•	A decrease in interest income of $915,000 due primarily to declining variable interest rates; and

•	A decrease in other income of $513,000 due primarily to a reduction in prepayment fees. We did not have any prepayments on our Retained Portfolio during the three months ended March 31, 2009.

The above reductions in net income were partially offset by:
•	A decrease in interest expense of $427,000 due primarily to declining variable interest rates; and

•	A reduction in overhead (salaries and related benefits and general and administrative expenses) of $344,000 due primarily to our cost reduction initiatives.
We anticipate that the 2003 Joint Venture will reach its “clean-up” call option during the second quarter of 2009 and be consolidated in our financial statements. At March 31, 2009, the 2003 Joint Venture had loans of $20.9 million, structured notes of $10.7 million and restricted cash of $2.4 million.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Interest income consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Interest income — loans	$2,816	$3,601
Accretion of loan fees and discounts	21	77
Interest income — idle funds	14	88

	$2,851	$3,766

The decrease in interest income — loans was primarily attributable to decreases in interest rates partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable outstanding increased to approximately $189.9 million during the three months ended March 31, 2009 from $169.8 million during the three months ended March 31, 2008 primarily due to the consolidation of loans previously included in an off-balance sheet entity (approximately $12.6 million) during January 2009. At March 31, 2009, approximately 74% of our loans had variable interest rates. The base LIBOR rate charged to our borrowers decreased from 4.73% during the three months ended March 31, 2008 to 1.44% during the three months ended March 31, 2009. To the extent these rates decline, they will have a negative impact on our earnings. In addition, primarily due to the weakened economy and recession, our non-accrual loans have increased. Non-accrual loans increased to $7.2 million at March 31, 2009 from $4.6 million at March 31, 2008. The decrease in our idle funds interest income is primarily due to a decrease in money market rates earned on cash and cash equivalents of our SBICs. These funds can only be used for commitments of the SBICs.
Income from Retained Interests decreased $1,003,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $23.4 million to $24.8 million during the three months ended March 31, 2009 compared to $48.2 million during the three months ended March 31, 2008 due primarily to the repayment of the 1999 Partnership and 2001 Joint Venture structured notes and exercise of their related “clean-up” call provisions and the attainment of the “clean-up” call provision on the 2002 Joint Venture. In addition, there was a decrease in unanticipated prepayment fees of $413,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 10.6% during the three months ended March 31, 2009 compared to 11.4% during the three months ended March 31, 2008. Our income from Retained Interests will continue to decline (1) as scheduled principal payments and prepayments of the sold loans of our QSPEs occur and/or (2) additional “clean-up” call options are attained. We anticipate that the 2003 Joint Venture will attain its “clean-up” call option during the second quarter of 2009.

Other income consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Servicing income	$95	$167
Loan related income — other	69	63
Premium income	9	62
Equity in earnings	19	27
Prepayment fees	—	296
Other	32	122

	$224	$737

We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market. As these fees are based on the principal balance of sold loans outstanding, they will continue to decrease over time as scheduled principal payments and prepayments occur and/or “clean-up” calls are attained, unless there is an increase in loans sold into the secondary market. During April 2009, we sold approximately $4.5 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market.
We saw high levels of prepayment activity during the first half of 2008; however, our prepayment activity slowed during the last half of 2008 and the first quarter of 2009. We anticipate that the amount of prepayments will continue at low levels during the remainder of 2009. We had no prepayments of retained loans during the first quarter of 2009. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.
Premium income or loss results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. During April 2009, we sold approximately $4.5 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market and collected cash premiums of approximately $158,000. Premium income will not equal collected cash premiums because (1) premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination and (2) the guaranteed portions of some loans were sold for future servicing instead of up-front cash premiums. Due to the cash premiums being lower than historical levels, the profitability of loan sales is significantly reduced and may be a loss.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Junior subordinated notes	$319	$560
Revolving credit facility	182	85
Debentures payable	123	124
Structured notes	96	—
Conduit facility	—	352
Other	86	112

	$806	$1,233

The weighted average cost of our funds for the quarter ended March 31, 2009 was 4.6% compared to 6.1% during the quarter ended March 31, 2008. Interest expense on the junior subordinated notes decreased as a result of decreases in variable interest rates. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our revolving credit facility. The structured notes relate to the 2002 Joint Venture, which was consolidated beginning in January 2009, and bear interest at a fixed rate of 6.67%. Interest expense on our revolving credit facility has increased due primarily to an increase in the weighted average borrowings under the revolving credit facility from $4.6 million during the three months ended March 31, 2008 to $27.5 million during the three months ended March 31, 2009 partially offset by a decrease in the weighted average interest rate from 4.825% during the three months ended March 31, 2008 to 2.50% during the three months ended March 31, 2009.
Other Expenses
Our salaries and related benefits expense decreased from $1,239,000 during the three months ended March 31, 2008 to $921,000 during the three months ended March 31, 2009 due primarily to our reduction in workforce in October 2008. Management estimates annual savings from the cost reduction initiatives to be approximately $1.0 million to $1.2 million which will primarily be a reduction of salaries and related benefits.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $60,000 and $281,000 for the three months ended March 31, 2009 and 2008, respectively, resulting primarily from reductions in future expected cash flows due to decreased actual prepayments and future prepayment speeds.
Provision for loan losses, net increased to $147,000 during the three months ended March 31, 2009 from $73,000 during the three months ended March 31, 2008. Our provision for loan losses is comprised of specific and general reserves. Our specific reserves increased from $205,000 at December 31, 2008 to $341,000 at March 31, 2009 due primarily to devaluations of collateral of limited service hospitality properties.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Three Months Ended
	March 31,
	2009	2008	Change
	(In thousands)
Cash provided by (used in) operating activities	$(810)	$2,475	$(3,285)
Cash provided by (used in) investing activities	$829	$(6,598)	$7,427
Cash used in financing activities	$(381)	$(1,731)	$1,350
Operating Activities
The reduction in cash provided by operating activities was primarily caused by greater loans funded, held for sale, net of proceeds from sale of guaranteed loans (“Operating Loan Activity”) of $1,608,000. This was caused by deferring sales of fully funded SBA 7(a) Program loans until the market improved. During April 2009, we sold approximately $4.5 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market.
Our net cash flow from operating activities is primarily used to fund our dividends. Our modified cash available for dividend distributions (“Modified Cash”), as reconciled below, is defined as cash from operating activities before (1) the change in operating assets and liabilities and (2) Operating Loan Activity. To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board of Trust Managers may choose to modify its current dividend policy. During the three months ended March 31, 2009, dividend distributions were greater than our Modified Cash by $2,110,000. This was primarily caused by REIT taxable income timing differences combined with the declaration of $1.5 million in a special dividend paid in the first quarter of 2009 that related to 2008. During the three months ended March 31, 2008, dividend distributions were less than our Modified Cash by $182,000. Management anticipates that our dividend distributions during 2009 will be greater than our Modified Cash with any shortfall being funded using our revolving credit facility.

The following reconciles net cash flow from operating activities to Modified Cash:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$(810)	$2,475
Change in operating assets and liabilities	675	616
Operating Loan Activity	1,930	322

Modified Cash	$1,795	$3,413

Investing Activities
During the three months ended March 31, 2009, the primary source of funds was principal collected on loans, net of loans funded of $1,006,000. During the three months ended March 31, 2008, the primary source of funds was principal collected on Retained Interests of $660,000 while the primary use of funds was loans funded, net of principal collected on loans receivable of $6,114,000.
Financing Activities
We used funds in financing activities during the three months ended March 31, 2009 and 2008 primarily to pay dividends of $3,905,000 and $3,231,000, respectively, and for the repurchase of common shares during the three months ended March 31, 2009. Our primary source of funds in financing activities during the three months ended March 31, 2009 and 2008 was proceeds from credit facilities, net, of $4,300,000 and $1,500,000, respectively.
Sources and Uses of Funds
Liquidity Summary
Our primary source of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) cash flow from operations, (2) proceeds from principal and interest payments on our unrestricted investments, (3) borrowings under our revolving credit facility and (4) Secondary Market Loan Sales. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next twelve months. To a lesser extent, and to the extent available to us, we may utilize (1) proceeds from potential loan and asset sales, (2) new financings or additional securitization offerings and (3) proceeds from potential common or preferred equity offerings.
Due to continued market turbulence, we do not anticipate having the ability in the next three months to access debt capital through new or increased warehouse lines, new securitization issuances or new trust preferred issuances. We continue to explore capital raising options as well as strategic alternatives as they present themselves; however, in the event we are not able to successfully secure extended financing, we will rely on cash flows from operations, principal payments on our investments, and (if necessary) proceeds from asset and loan sales to satisfy these requirements. If we are unable to (1) renew, replace or expand our sources of financing, (2) execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (3) fully utilize available cash of our SBICs, it may have an adverse effect on our business, results of operations and ability to make dividends to our shareholders.
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

Sources of Funds
In general, we require liquidity to originate new loans and repay debt principal and interest. Our operating revenues are typically utilized to pay our operating expenses and dividends. We have been utilizing principal collections on existing loans and Retained Interests and borrowings under our uncollateralized $45 million revolving credit facility (the “Revolver”) as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
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
Our Revolver matures December 31, 2009. We are currently negotiating to extend the maturity date of our Revolver; however, the credit markets remain extremely illiquid which may make it difficult and possibly cost prohibitive to extend our Revolver. We believe that our Revolver will be extended until at least December 31, 2010. However, the aggregate amount available under our Revolver may decrease and/or the cost of the Revolver, including any up-front costs and ongoing interest expense and/or unused fees, could increase. We believe that our current capital needs can be met by our Revolver and cash on hand. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under our Revolver or identify other sources of funds at an acceptable cost, if at all. We have availability through December 2009 under our Revolver; however, the limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. In addition, a reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources, including extension of our Revolver at its present level when it matures in December 2009, are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
We continue to have a low debt-to-equity ratio of 0.5:1 at March 31, 2009. This ratio is well below that of typical specialty commercial finance companies.
As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2009, we anticipate that our cash flows from operating activities will be utilized to fund our expected 2009 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
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
At March 31, 2009, we had availability of $18.0 million under our Revolver. We are charged interest on the balance outstanding under our revolver at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over either the 30 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The Revolver requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test, as defined, based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt, limits our ability to pay out returns of capital as part of our dividends and provides for a maximum amount of problem loans, as defined, as a percentage of equity. We also have minimum equity requirements. At March 31, 2009, we were in compliance with the covenants of this facility.

Uses of Funds
Currently, the primary use of our funds is to originate loans. Our outstanding commitments to fund new loans were $6.7 million at March 31, 2009, all of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2009, we anticipate loan originations will range from $20 million to $30 million.
We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. In addition, we may use funds to exercise “clean-up” calls and repay the outstanding structured notes in related QSPEs or SPEs, including the 2002 Joint Venture which reached its “clean-up” call option during January 2009. While there is no requirement to exercise the “clean-up” call provision of the 2003 Joint Venture, if the structured notes are not repaid within sixty days of the availability of the “clean-up” call, (1) the interest rate on these notes will increase from LIBOR plus 1.25% to LIBOR plus 2.50% and (2) any excess cash generated will be used to repay the structured notes instead of being distributed to us. We anticipate that the 2003 Joint Venture will attain its “clean-up” call option during the second quarter of 2009. Based on our liquidity needs, we do not currently anticipate exercise of any “clean-up” call options.
One of our SBICs has $2.0 million of redeemable preferred stock due in September 2009. We expect to repay this redeemable preferred stock using the SBIC’s cash on hand.
Our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions using our Revolver. As of April 30, 2009, we had repurchased 230,352 shares under the share repurchase program for an aggregate purchase price of approximately $1,529,000, including commissions. We do not believe these repurchases will have any effect on compliance with the minimum equity requirements of our current Revolver.
We paid severance of approximately $1.4 million during April 2009 using cash on hand and our Revolver. We also anticipate that we will pay dividends in excess of Modified Cash, using our Revolver, to maintain our REIT status or as approved by our Board of Trust Managers.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the effect, if any, on our results of operations and financial condition.
DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board of Trust Managers (the “Board”). In determining dividend policy, the Board considers many factors including, but not limited to, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In general, the Board also uses Modified Cash in determining the amount of dividends declared. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
The Board declared a $0.225 per share quarterly dividend to common shareholders of record on March 31, 2009, which was paid on April 13, 2009. However, driven by the lower variable interest rate environment and significant economic uncertainties, we anticipate a dividend reduction commencing with our second quarter. Unless market conditions deteriorate further, given these uncertainties and our focus on liquidity, we anticipate that the dividend will be no less than $0.16 per share for our second quarter dividend which the Board will then adjust as needed, on a quarterly basis, thereafter.
In order to meet our 2008 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared in 2009 as distributions of 2008’s REIT taxable income. These distributions are known as spillover dividends. The Board may utilize the shortfall caused by spillover dividends to allow dividends declared in 2009 to exceed our 2009 REIT taxable income.

REIT TAXABLE INCOME
REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.
The following reconciles net income to REIT taxable income:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$1,626	$3,383
Book/tax difference on depreciation	(14)	(15)
Book/tax difference on deferred gains from property sales	(30)	(338)
Book/tax difference on Retained Interests, net	(173)	352
Severance payments	(23)	—
Book/tax difference on amortization and accretion	(32)	(47)
Asset valuation	92	70
Other book/tax differences, net	16	66

Subtotal	1,462	3,471

Less: taxable REIT subsidiaries income, net of tax	(13)	(133)

REIT taxable income	$1,449	$3,338

Distributions declared	$2,382	$2,153

Weighted average common shares outstanding	10,650	10,765

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
To the extent the TRS’s distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. Since 2005, approximately $4.1 million of earnings were accumulated. We distributed $2.0 million of these earnings from one of our TRS’s to PMC Commercial during 2008.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
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
Current conditions in the debt markets include lack of liquidity and large risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading asset-backed securities is currently experiencing disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of current market conditions, we expect to finance our loan portfolio with our current capital and Revolver.
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

•	changes or continued weakness in limited service hospitality properties;

•	construction quality, construction cost, age and design;

•	demographic factors;

•	increases in operating expenses (such as energy costs) for the owners of the properties; and

•	limitations in the availability and cost of leverage.
In the event property operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay our loans, which could also cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Three Months	Year Ended	Three Months
	Ended	December 31,	Ended
Provision for loan losses	March 31, 2009	2008	March 31, 2008
	(In thousands)
As reported (1)	$147	$488	$73
Annual loan losses increase by 50 basis points (2)	384	1,388	285
Annual loan losses increase by 100 basis points (2)	622	2,287	497

(1)	Excludes reductions of loan losses.

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
Our loans are approximately 74% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $142.3 million of variable-rate loans at March 31, 2009. The estimated fair value of our variable-rate loans (approximately $135.9 million at March 31, 2009) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $50.9 million and $39.3 million of fixed-rate loans at March 31, 2009 and December 31, 2008, respectively. The estimated fair value of these fixed-rate loans (approximately $51.1 million at March 31, 2009) is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
The average maturity of our loan portfolio is less than its average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans (due to refinancing of fixed-rate loans).

INTEREST RATE SENSITIVITY
At March 31, 2009 and December 31, 2008, we had $142.3 million and $140.5 million of variable-rate loans, respectively, and $54.1 million and $49.8 million of variable-rate debt, respectively. On the differential between our variable-rate loans outstanding and our variable-rate debt ($88.2 million and $90.7 million at March 31, 2009 and December 31, 2008, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at March 31, 2009 and December 31, 2008, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $882,000 and $907,000, respectively, on an annual basis.
DEBT
Our debt was comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and redeemable preferred stock of subsidiary. At March 31, 2009 and December 31, 2008, approximately $17.5 million and $12.0 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2009, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $541,000.
Our fixed-rate debt at March 31, 2009 is comprised primarily of SBA debentures and structured notes. One SBA debenture ($4.0 million) currently has a prepayment penalty of 1% of the principal balance.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2009 and December 31, 2008:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2) (3)	$2,753	$2,793	$870	$940	$1,032	$9,116	$17,504	$17,312

Variable-rate debt (LIBOR and prime based) (4)	27,000	—	—	—	—	27,070	54,070	44,744

Totals	$29,753	$2,793	$870	$940	$1,032	$36,186	$71,574	$62,056

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2009 was 6.4%.

(3)
Principal payments on the structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at March 31, 2009 was 3.6%.

	Years Ending December 31,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,956	$1,920	$—	$—	$—	$8,168	$12,044	$12,090

Variable-rate debt (LIBOR and prime rate based) (3)	22,700	—	—	—	—	27,070	49,770	40,594

Totals	$24,656	$1,920	$—	$—	$—	$35,238	$61,814	$52,684

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2008 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2008 was 5.0%.
RETAINED INTERESTS
Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 300 basis points and 500 basis points higher than rates estimated at March 31, 2009, the estimated fair value of our Retained Interests at March 31, 2009 would have decreased by approximately $0.8 million and $1.3 million, respectively.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 26, 2008, our Board authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We purchased 107,826 common shares during the first quarter of 2009 in the open market as described below.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total number of	Maximum number
	Total number	Average	shares (or units)	(or approximate dollar value)
	of shares	price paid	purchased as part of	of shares (or units) that
	(or units)	per share	publicly announced	may yet be purchased
Period	purchased	(or unit)	plans or programs	under the plans or programs

January 2009	28,341	$7.24	113,486	$9,201,104
February 2009	26,714	$7.14	140,200	$9,010,486
March 2009	52,771	$5.57	192,971	$8,716,680
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

3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3		Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*31.1		Section 302 Officer Certification — Chief Executive Officer

*31.2		Section 302 Officer Certification — Chief Financial Officer

**32.1		Section 906 Officer Certification — Chief Executive Officer

**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 5/11/09	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 5/11/09	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description

31.1	Section 302 Officer Certification — Chief Executive Officer

31.2	Section 302 Officer Certification — Chief Financial Officer

32.1	Section 906 Officer Certification — Chief Executive Officer

32.2	Section 906 Officer Certification — Chief Financial Officer