Form 10-Q
period 2009-06-30
PMC COMMERCIAL TRUST /TX
filed 2009-08-07
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of July 31, 2009, the Registrant had outstanding 10,548,354 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information
ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Loans receivable, net	$184,415	$179,807
Retained interests in transferred assets	25,399	33,248
Cash and cash equivalents	8,945	10,606
Restricted investments	2,723	—
Other assets	3,961	3,863

Total assets	$225,443	$227,524

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Revolving credit facility	23,800	22,700
Structured notes and debentures payable	13,428	8,168
Redeemable preferred stock of subsidiary	1,947	3,876
Dividends payable	1,741	3,967
Accounts payable and accrued expenses	1,629	2,884
Borrower advances	1,557	2,819
Deferred gains on property sales	1,358	1,408
Other liabilities	264	270

Total liabilities	72,794	73,162

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,084,683 and 11,066,283 shares issued at June 30, 2009 and December 31, 2008, respectively, 10,548,354 and 10,694,788 shares outstanding at June 30, 2009 and December 31, 2008, respectively	111	111
Additional paid-in capital	152,563	152,460
Net unrealized appreciation of retained interests in transferred assets	759	620
Cumulative net income	164,115	160,925
Cumulative dividends	(160,898)	(156,829)

	156,650	157,287

Less: Treasury stock; at cost, 536,329 and 371,495 shares at June 30, 2009 and December 31, 2008, respectively	(4,901)	(3,825)

Total parent company beneficiaries’ equity	151,749	153,462

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total beneficiaries’ equity	152,649	154,362

Total liabilities and beneficiaries’ equity	$225,443	$227,524

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Interest income	$5,636	$7,285	$2,785	$3,519
Income from retained interests in transferred assets	1,697	4,196	781	2,277
Other income	530	1,155	306	418

Total revenues	7,863	12,636	3,872	6,214

Expenses:
Salaries and related benefits	1,920	2,591	999	1,352
Interest	1,596	2,210	790	977
General and administrative	977	1,123	534	654
Provision for (reduction of) loan losses, net	203	12	56	(61)
Permanent impairments on retained interests in transferred assets	77	377	17	96

Total expenses	4,773	6,313	2,396	3,018

Income before income tax benefit (provision) and discontinued operations	3,090	6,323	1,476	3,196

Income tax benefit (provision)	50	(173)	68	(91)

Income from continuing operations	3,140	6,150	1,544	3,105

Discontinued operations:
Gains on sales of real estate	50	762	20	424

Net income	$3,190	$6,912	$1,564	$3,529

Weighted average shares outstanding:
Basic	10,599	10,766	10,548	10,767

Diluted	10,599	10,766	10,548	10,767

Basic and diluted earnings per share:
Income from continuing operations	$0.30	$0.57	$0.15	$0.29
Discontinued operations	—	0.07	—	0.04

Net income	$0.30	$0.64	$0.15	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)

Net income	$3,190	$6,912	$1,564	$3,529

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	182	(844)	80	(901)
Net realized gains included in net income	(43)	(102)	(28)	(42)

	139	(946)	52	(943)

Comprehensive income	$3,329	$5,966	$1,616	$2,586

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Six Months Ended June 30, 2008
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred	Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$900	$157,254
Net unrealized depreciation	—	—	—	(946)	—	—	—	—	(946)
Share-based compensation expense	16,500	—	96	—	—	—	—	—	96
Dividends ($0.425 per share)	—	—	—	—	—	(4,579)	—	—	(4,579)
Net income	—	—	—	—	6,912	—	—	—	6,912

Balances, June 30, 2008	10,781,533	$111	$152,427	$999	$158,031	$(150,500)	$(3,231)	$900	$158,737

	Six Months Ended June 30, 2009
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred	Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362
Net unrealized appreciation	—	—	—	139	—	—	—	—	139
Share-based compensation expense	18,400	—	103	—	—	—	—	—	103
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Dividends ($0.385 per share)	—	—	—	—	—	(4,069)	—	—	(4,069)
Net income	—	—	—	—	3,190	—	—	—	3,190

Balances, June 30, 2009	10,548,354	$111	$152,563	$759	$164,115	$(160,898)	$(4,901)	$900	$152,649

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$3,190	$6,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13	13
Permanent impairments on retained interests in transferred assets	77	377
Gains on sales of real estate	(50)	(762)
Deferred income taxes	(109)	6
Provision for loan losses, net	203	12
Premium income adjustment	156	(6)
Amortization and accretion, net	(223)	(128)
Share-based compensation	103	96
Capitalized loan origination costs	(85)	(92)
Loans funded, held for sale	(6,454)	(3,404)
Proceeds from sale of guaranteed loans	7,677	1,856
Loan fees remitted, net	(17)	(3)
Change in operating assets and liabilities:
Other assets	199	214
Borrower advances	(1,262)	49
Accounts payable and accrued expenses	(1,236)	(177)
Other liabilities	(19)	(82)

Net cash provided by operating activities	2,163	4,881

Cash flows from investing activities:
Loans funded	(1,348)	(24,700)
Principal collected on loans	7,541	20,661
Principal collected on retained interests in transferred assets	143	818
Principal collected on mortgage-backed security of affiliate	22	51
Investment in retained interests in transferred assets	(338)	(2,820)
Release of (investment in) restricted investments, net	(1,313)	1,046

Net cash provided by (used in) investing activities	4,707	(4,944)

Cash flows from financing activities:
Purchase of treasury shares	(1,076)	—
Proceeds from (repayment of) revolving credit facility, net	1,100	(1,350)
Payment of principal on structured notes	(260)	—
Redemption of redeemable preferred stock of subsidiary	(2,000)	—
Payment of dividends	(6,295)	(5,384)

Net cash used in financing activities	(8,531)	(6,734)

Net decrease in cash and cash equivalents	(1,661)	(6,797)

Cash and cash equivalents, beginning of year	10,606	11,485

Cash and cash equivalents, end of period	$8,945	$4,688

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three and six months ended June 30, 2009 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
In preparing the accompanying unaudited consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after June 30, 2009, up until the issuance of the financial statements on August 7, 2009.
Each of our qualified special purpose entities (“QSPEs”) contains a “clean-up” call provision which gives PMC Commercial the option to repay the outstanding structured notes of the QSPE. PMC Joint Venture, L.P. 2002 (the “2002 Joint Venture”) reached this option during January 2009 becoming a non-qualifying SPE; however, based on our current liquidity needs, the option was not exercised. The subsidiary was determined to be a variable interest entity. Since we have regained control as a result of our “clean-up” call option, expect to absorb the majority of the entity’s future expected losses, and receive the entity’s expected residual returns, PMC Commercial Trust is considered to be the primary beneficiary. As a result, effective in January 2009, this subsidiary was consolidated in our financial statements. The operations of the 2002 Joint Venture were previously accounted for as retained interests in transferred assets. The following table summarized the assets and liabilities of the 2002 Joint Venture (which represented a noncash transaction with the exception of the restricted investments):

January
2009
(In thousands)
Loans receivable	$12,570
Restricted investments	1,410
Other assets	102

Total assets	$14,082

Structured notes payable	$5,517

Total liabilities	$5,517

In addition, during the third quarter of 2009, we anticipate that PMC Joint Venture, L.P. 2003 (“the 2003 Joint Venture”) will reach its “clean-up” call option becoming a non-qualifying SPE. Based on our current liquidity needs, the option will not be exercised. Since we expect to regain control as a result of our “clean-up” call option, expect to absorb the majority of the entity’s future expected losses, and receive the entity’s expected residual returns, PMC Commercial Trust would be considered the primary beneficiary. As a result, this subsidiary would be consolidated in our third quarter 2009 financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements:
FASB No. 165, “Subsequent Events” (“FAS 165”) was issued in June 2009. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 is effective for financial periods ending after June 15, 2009. We adopted FAS 165 during the second quarter of 2009. See Note 1.
FASB No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”) was issued in June 2009. FAS 166 eliminates the concept of QSPEs for prospective securitizations. In addition, disclosures related to transfers of financial assets were added. FAS 166 is effective at the beginning of the first annual reporting period that begins after November 15, 2009, for interim reports within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of FAS 166 on our consolidated financial statements.
FASB No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) was issued in June 2009. FAS 167 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from that entity that could potentially be significant to the variable interest entity. FAS 167 is effective at the beginning of the first annual reporting period that begins after November 15, 2009, for interim reports within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of FAS 167 on our consolidated financial statements; however, it is anticipated that our off-balance sheet securitizations will be consolidated beginning January 1, 2010. See Note 5 for information on our current off-balance sheet securitizations.
Note. 3. Share-Based Compensation Plans:
We granted 15,000 option awards on June 13, 2009 at an exercise price of $8.35 (the closing price on June 12, 2009). The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	1.91%
Expected Dividend Yield	8.44%
Expected Volatility	28.04%
Expected Forfeiture Rate	10.0%
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $11,000 during the three and six months ended June 30, 2009 related to this option grant. We granted 20,000 option awards on June 14, 2008 at an exercise price of $7.65 (the closing price on June 13, 2008) and recorded compensation expense of approximately $6,000 during the three and six months ended June 30, 2008.
In addition, we issued an aggregate of 18,400 restricted shares to executive officers and our Board of Trust Managers on June 13, 2009 at the then current market price of the shares of $8.35. We issued an aggregate of 16,500 and 11,400 restricted shares to executive officers and our Board of Trust Managers on June 14, 2008 and June 9, 2007, respectively, at the then current market price of the shares. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $72,000 and $65,000 during the three months ended June 30, 2009 and 2008, respectively, and $92,000 and $90,000 during the six months ended June 30, 2009 and 2008, respectively, related to restricted shares. As of June 30, 2009, there was approximately $114,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Commercial mortgage loans (1)	$144,912	$138,858
SBIC commercial mortgage loans (2)	26,789	27,311
SBA 7(a) Program loans	13,783	14,436

Total loans receivable	185,484	180,605
Less:
Deferred commitment fees, net	(397)	(318)
Loan loss reserves	(672)	(480)

Loans receivable, net	$184,415	$179,807

(1)	At June 30, 2009, includes approximately $11.3 million of loans held as collateral for the outstanding structured notes of the 2002 Joint Venture.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.
The activity in our loan loss reserves was as follows:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Balance, beginning of year	$480	$42
Provision for loan losses	267	31
Reduction of loan losses	(64)	(19)
Principal balances written-off, net	(11)	—

Balance, end of period	$672	$54

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Impaired loans requiring reserves	$3,621	$2,492
Impaired loans expected to be fully recoverable	4,642	2,374

Total impaired loans	$8,263	$4,866

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Average impaired loans	$6,456	$1,415	$7,582	$2,119

Interest income on impaired loans	$17	$57	$9	$25

Our recorded investment in non-accrual loans at June 30, 2009 and December 31, 2008 was approximately $8.2 million and $5.1 million, respectively. We did not have any loans past due 90 days or more which were accruing interest at June 30, 2009 or December 31, 2008.
Note 5. Retained Interests:
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our structured loan sale transactions as of June 30, 2009 was as follows:

			2000	2003
	1998		Joint	Joint
	Partnership		Venture	Venture
	(Dollars in thousands)
Principal outstanding on sold loans		$6,229	$24,633	$20,656
Structured Notes balance outstanding		$7,451	$16,463	$10,374
Cash in the collection account		$1,688	$347	$189
Cash in the reserve account		$1,329	$1,675	$2,414
Weighted average interest rate of loans (1)	P	+1.70%	9.46%	L+4.02%
Interest rate on Structured Notes	P	-1.00%	7.28%	L+1.25%
Discount rate assumptions (2)	5.3% to 14.9%		8.6% to 14.9%	5.4% to 15.0%
Constant prepayment rate assumption (3)		16.00%	12.00%	—
Weighted average remaining life of Retained Interests (4)	2.03 years		1.55 years	0.20 years
Aggregate principal losses assumed (5)		1.66%	1.40%	—
Aggregate principal losses to date (6)		—	1.65%	—

(1)	Variable interest rates are denoted by the spread over the prime rate (“P”) or the 90-day LIBOR (“L”).

(2)	Discount rates utilized were (a) 5.3% to 8.6% for our required overcollateralization, (b) 9.6% to 9.7% for our reserve funds and (c) 14.9% to 15.0% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

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
First Western SBLC, Inc. (“First Western”) has Retained Interests related to the sale of loans originated pursuant to the Small Business Administration’s (“SBA”) 7(a) Program. We expect the SBA guaranteed portions of First Western’s loans to be sold to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note and servicing costs. At June 30, 2009, the aggregate principal balance of First Western’s serviced loans on which we had an excess spread was approximately $32.8 million and the weighted average excess spread was approximately 0.7%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at June 30, 2009 included a prepayment speed of 12% per annum and a discount rate of 14.9%.
The components of our Retained Interests are the (1) required overcollateralization (the “OC piece”), (2) “reserve fund” and the interest earned thereon and (3) interest-only strip receivable (the “IO Receivable”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Retained Interests consisted of the following:

	June 30, 2009
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$647	$647	$496
1998 Partnership	429	978	161	1,568	1,494
2000 Joint Venture	8,508	1,383	406	10,297	9,850
2003 Joint Venture	10,376	2,382	129	12,887	12,800

	$19,313	$4,743	$1,343	$25,399	$24,640

	December 31, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$315	$315	$315
1998 Partnership	443	916	249	1,608	1,514
2000 Joint Venture	8,372	1,381	315	10,068	9,834
2002 Joint Venture	7,223	1,392	141	8,756	8,671
2003 Joint Venture	10,397	1,971	133	12,501	12,294

	$26,435	$5,660	$1,153	$33,248	$32,628

The difference between the estimated fair value and cost of our Retained Interests is reflected in our consolidated balance sheets as unrealized appreciation of Retained Interests.
The following sensitivity analysis of our Retained Interests as of June 30, 2009 highlights the volatility that results when losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$25,206	$(193)
Losses increase by 100 basis points per annum (2)	$24,999	$(400)
Discount rates increase by 300 basis points	$24,639	$(760)
Discount rates increase by 500 basis points	$24,159	$(1,240)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our balance sheet in beneficiaries’ equity as an unrealized loss.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at June 30, 2009 and December 31, 2008 our consolidated balance sheets do not include $59.4 million and $77.6 million of assets, respectively, and $34.4 million and $44.0 million of liabilities, respectively, related to our structured loan sale transactions recorded by the QSPEs. At June 30, 2009, the partners’ capital of the QSPEs was approximately $25.0 million and the estimated fair value and cost of the associated Retained Interests was approximately $24.8 million and $24.1 million, respectively.
The annualized yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Annualized yield	11.7%	14.5%	12.1%	15.3%
Note 6. Debt:
Information on our consolidated debt was as follows:

						Weighted Average
	June 30, 2009		December 31, 2008			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	June 30,	December 31,
	Amount	Value	Amount	Value	Maturities	2009	2008
	(Dollars in thousands, except footnotes)

Structured notes and debentures payable:
Debentures	$8,190	$8,171	$8,190	$8,168	2013 to 2015	5.90%	5.90%
Structured notes (1)	5,257	5,257	—	—	(1)	6.67%	N/A

	13,447	13,428	8,190	8,168

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	4.48%	7.01%

Revolving credit facility	23,800	23,800	22,700	22,700	2009	2.50%	2.50%

Redeemable preferred stock of subsidiary (2)	2,000	1,947	4,000	3,876	2010	4.00%	4.00%

Debt	$66,317	$66,245	$61,960	$61,814

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

(2)	During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was 10,548,000 and 10,767,000 for the three months ended June 30, 2009 and 2008, respectively. The weighted average number of common shares outstanding was 10,599,000 and 10,766,000 during the six months ended June 30, 2009 and 2008, respectively. During the three and six months ended June 30, 2009 and 2008, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 90,000 and 95,000 common shares during the three and six months ended June 30, 2009 and 2008, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 8. Dividends Declared:
Dividends declared during 2009 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 13, 2009	March 31, 2009	$0.225
July 13, 2009	June 30, 2009	0.160

		$0.385

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
Note 11. Restructuring Costs:
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the balance of accrued severance and related benefits, which is included in the balance of accounts payable and accrued expenses in the consolidated balance sheets, and the changes in the accrued amounts as of and for the six months ended June 30, 2009 (in thousands):

Accrued balance at December 31, 2008	$1,596
Payments	(1,429)

Accrued balance at June 30, 2009	$167

Note 12. Fair Value Measurements:
At June 30, 2009, Retained Interests was our only asset that is required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (“Level 1” inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if “Level 2” inputs are available. “Level 2” inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.
We use “Level 3” inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Value, beginning of period	$33,248	$48,616
Principal collections	(143)	(819)
Realized gains included in net income (1)	(43)	(102)
Investments	556	2,845
Permanent impairments	(77)	(377)
Repurchases/Consolidation (2)	(8,565)	(15,856)
Accretion (3)	241	—
Unrealized appreciation (depreciation)	182	(844)

Value, end of period	$25,399	$33,463

Cost, end of period	$24,640	$32,464

(1)	Included within income from Retained Interests.

(2)
During the six months ended June 30, 2009, represents the consolidation of the 2002 Joint Venture. During the six months ended June 30, 2008, represents the repurchase of the 1999 Partnership and the consolidation of the 2001 Joint Venture.

(3)	Represents accretion of income in excess of principal collections, included within income from Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from loan loss reserves on individual loans. For financial and nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009 and 2008, the following table provides the carrying value of the related individual assets at quarter end.
We use “Level 3” inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying value at		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Impaired loans (1)	$7,961	$769	$173	$29

(1)
Represents carrying value and related provision for loan losses on loans for which adjustments are based on the appraised value of the collateral, tax assessed value of the collateral, and/or operating statistics.

The estimated fair values of our financial and nonfinancial instruments were as follows at June 30, 2009:

		Estimated
	Carrying	Fair
	Amount	Value
	(In thousands)

Assets:
Loans receivable, net	$184,415	$177,038
Retained Interests	25,399	25,399
Restricted investments	2,723	2,723
Cash and cash equivalents	8,945	8,945

Liabilities:
Structured notes and debentures payable	13,428	13,271
Redeemable preferred stock of subsidiary	1,947	2,000
Revolving credit facility	23,800	23,800
Junior subordinated notes	27,070	18,546
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
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. Reserves are established based on the creditor’s payment history, collateral value and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Retained Interests: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 5.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted investments and cash and cash equivalents: The carrying amounts are considered to be reasonable estimates of fair value due to the short maturity of these funds.
Structured Notes and debentures payable, redeemable preferred stock of subsidiary and junior subordinated notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the short duration to maturity.
Note 13. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $19.3 million at June 30, 2009, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which may be sold pursuant to Secondary Market Loan Sales. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
June 30,	Total
(In thousands)
2010	$208
2011	220
2012	75

$503

Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2012. Under certain circumstances, as defined within the agreements, the agreements provide for severance compensation to the executive officer in a lump sum payment in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.
Structured Loan Sale Transactions
The documents of the structured loan sale transactions contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the entities originally formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency rates on the loans included in each structured loan sale transaction. If, at any measurement date, the delinquency rate with respect to any structured loan sale transaction were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that structured loan sale transaction. During the period in which the specified delinquency rate was exceeded, excess cash flow from the entity, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur. As a result of delinquent and impaired loans in the 2002 Joint Venture and the 2003 Joint Venture, Credit Enhancement Provisions were triggered during the first quarter of 2009. As a consequence, cash flows related to these transactions otherwise distributable to us were deferred and utilized to fund the increased credit enhancement requirements. Based on current cash flow assumptions, management anticipates that the funds from the 2002 Joint Venture will be received in future periods. For the 2003 Joint Venture, management anticipates that the funds will be received in future periods or used to repay the Structured Notes based on timing of attainment of the “clean-up” call option.

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
The following discussion of our financial condition at June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENT DEVELOPMENTS AND TRENDS THAT MAY AFFECT OUR BUSINESS
The following provides an update of our recent developments and trends that may affect our business included in our Annual Report on Form 10-K for the year ended December 31, 2008 that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of loan originations, the income we earn on our assets, our liquidity and growth potential, the performance of our loans and/or the performance of the off-balance sheet securitizations.
Economic Environment
In response to market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability and/or liquidity to the financial markets. The overall effects of these and other legislative and regulatory efforts on the financial markets remains uncertain. Should these initiatives fail, our business, financial condition, results of operations and prospects could be materially adversely affected.
Impact on us
In the short-term, we believe the current economic environment is complicated and risky and will continue to present increasing challenges to us, our industry and the general economy. We continue to believe our commercial lending business has strong long-term fundamentals. However, due to the economic conditions, we have experienced, and continue to experience, the following:
•	Loan origination limitations;

•	Reduced operating margins due to lack of economies of scale;

•	Limited access to capital, and if such capital is available, at increased costs that may be significant;

•	An increase in non-performing and watch list loans;

•	An increase in loan loss reserves;

•	An inability to engage in structured loan transactions; and

•
Reduced cash available for distribution to shareholders, particularly as our portfolio yield is reduced primarily by lower variable interest rates and also by scheduled maturities, prepayments and non-performing loans.

At this time, we are uncertain as to how long the present economic environment will remain and what shape it will take in the future. We are presently focusing on SBA 7(a) loans where we can most efficiently utilize our present capital structure and liquidity.
Liquidity Overview
Our uncollateralized $45 million revolving credit facility (the “Revolver”) matures December 31, 2009. We are currently negotiating to extend the maturity date of the Revolver; however, the credit markets remain extremely illiquid which may make it difficult and possibly cost prohibitive to extend our Revolver. We believe that our Revolver will be extended until at least December 31, 2010. However, the aggregate amount available under our Revolver is expected to decrease and the cost is expected to increase. We believe our current capital needs can be met by the anticipated future availability under our Revolver. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under our Revolver or identify other sources of funds with acceptable terms. We have availability under our Revolver; however, the amount available has caused us to significantly restrict non-SBA 7(a) Program loan origination activity as discussed below. As a result, the majority of our outstanding loan commitments are for SBA 7(a) Program loans.
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
The American Recovery and Reinvestment Act (the “Stimulus Bill”) was passed in February 2009. The Stimulus Bill contains provisions that benefit the SBA which may have a positive impact on our lending operations. The Stimulus Bill provided the SBA with funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans. These program changes are expected to be in effect for at least the remainder of 2009.
We believe that it is promising that the activity on the secondary market has improved. The market all but froze in the fourth quarter of 2008. In recent months, we have seen the secondary market rebound and premiums paid steadily increase. However, while the premium levels have increased, they are not back to the levels seen prior to the liquidity crisis. We believe our liquidity has been, and will continue to be, benefitted through the increased activity in the secondary market.
Cost Reduction Initiatives
In October 2008, due to economic and market conditions, we announced cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. Management estimates annual savings for these initiatives to be approximately $1.2 million which will primarily be a reduction of salaries and related benefits on our consolidated income statement.

Loan Portfolio Performance
Our aggregate portfolio continues to have minimal realized loan losses; however, we believe that economic conditions have subjected our borrowers to financial stress. We have seen an increase in payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment of real estate taxes and borrower requests for deferments of payment of principal and interest. Our recorded investment in non-accrual loans increased from $5,062,000 (2.8% of our retained loans) at December 31, 2008 to $8,236,000 (4.5% of our retained loans) at June 30, 2009. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
We are in the process of foreclosure proceedings on several properties, primarily limited service hospitality properties, collateralizing our serviced loans. Historically, many borrowers have brought their loans current; thus, we stopped the foreclosure process. It is difficult to determine what impact the current market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans. We estimate that these foreclosure processes will be completed within the next eighteen months; however, foreclosure is a complex and generally time consuming process that is subject to numerous state laws and regulations.
Loan Activity
During the first six months of 2009 we funded approximately $7.8 million of loans. At June 30, 2009, December 31, 2008 and June 30, 2008, our outstanding commitments to fund loans were approximately $19.3 million, $10.0 million and $13.2 million, respectively. Our pipeline has been increasing and we anticipate that our fundings during 2009 will be between $20 million and $30 million. We have been concentrating on longer-term loan originations with real estate for collateral and loan amounts between $500,000 and $2,000,000.
We had a significant amount of prepayments of our serviced loans from 2006 to 2008. The result has been a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $270 million at June 30, 2009. Our prepayment activity slowed during the last half of 2008 and the first half of 2009 and we expect that the amount of prepayments will continue at these lower levels during the last half of 2009.
In addition to our retained portfolio of $185 million, at June 30, 2009, we service approximately $85 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and Secondary Market Loan Sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).
Information on our Serviced Portfolio, including prepayment trends, was as follows:

	June 30,	December 31,
	2009	2008	2007	2006	2005	2004
	(Dollars in thousands)
Serviced Portfolio (1)	$270,317	$275,530	$326,368	$397,567	$447,220	$468,158

Loans funded	$7,802	$34,587	$33,756	$51,686	$49,942	$49,733

Prepayments (2)	$6,411	$68,556	$84,137	$91,710	$41,049	$15,931

% Prepayments (3) (4)	4.7%	21.0%	21.2%	20.5%	8.8%	3.2%

(1)	Serviced Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Does not include balloon maturities of SBA 504 program loans.

(3)	Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year.

(4)	For the six months ended June 30, 2009, represents annualized prepayments as a percentage of our Serviced Portfolio outstanding.

LOAN PORTFOLIO INFORMATION AND STATISTICS
Loan Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) Program loans	$7,802	$19,739	$4,266	$6,299
Commercial mortgage loans	—	4,488	—	2,737
SBA 504 program loans	—	3,877	—	1,932

Total loans funded	7,802	28,104	4,266	10,968

Other Loan Transactions:
2002 Joint Venture	12,570	—	—	—
2001 Joint Venture	—	13,760	—	13,760
1999 Partnership	—	7,603	—	7,603

Total loans originated	$20,372	$49,467	$4,266	$32,331

Principal Repayments:
Proceeds from the sale of SBA 7(a) guaranteed loans	$7,677	$1,856	$6,894	$840
Prepayments	4,100	16,479	4,100	7,523
Scheduled principal payments	3,441	2,237	1,612	1,509
Balloon maturities of SBA 504 program loans	—	1,945	—	1,945

Total principal repayments	$15,218	$22,517	$12,606	$11,817

Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio were as follows:

	June 30,	December 31,	June 30,
	2009	2008	2008

Weighted average contractual interest rate	6.0%	7.7%	7.0%

Annualized average yield (1) (2)	5.9%	8.4%	8.4%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for (reduction of) loan losses, net.

(2)	For the six month periods ended June 30, 2009 and 2008 and for the year ended December 31, 2008.
The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2009 (set on July 1, 2009) is 0.60% and 3.25%, respectively, while the LIBOR and prime rate charged during the second quarter of 2009 (set on April 1, 2009) was 1.21% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

We have $116.3 million of loans based on LIBOR and $27.1 million of debt based on LIBOR. On the net difference of $89.2 million, LIBOR reductions will have a negative impact on future earnings. Effective in the third quarter of 2009, we experienced a reduction in the LIBOR base rate charged on our loans (a decrease of approximately 60 basis points) which will cause a reduction in our net interest income, assuming no change in our LIBOR based loans or debt, of approximately $535,000 on an annual basis or approximately $134,000 to our third quarter 2009 net interest income. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates is not anticipated.
The weighted average contractual interest rate on our Serviced Portfolio was 6.2%, 7.9% and 7.3% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	June 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$116,281	63.1%	4.8%	$123,081	68.4%	7.5%
Fixed-rate (1)	50,892	27.6%	9.0%	39,297	21.9%	9.0%
Variable-rate — prime	17,242	9.3%	5.3%	17,429	9.7%	6.9%

	$184,415	100.0%	6.0%	$179,807	100.0%	7.7%

(1)	At June 30, 2009, includes approximately $11.3 million of loans from the 2002 Joint Venture.
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

Our Impaired Loans were as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Problem Loans:
Loans receivable	$3,707	$2,501
Sold loans of QSPEs (1)	—	—

	$3,707	$2,501

Special Mention Loans:
Loans receivable	$4,642	$9,294
Sold loans of QSPEs (1)	2,784	1,544

	$7,426	$10,838

Percentage Problem Loans:
Loans receivable	2.0%	1.4%
Sold loans of QSPEs (1)	—	—

Percentage Special Mention Loans:
Loans receivable	2.5%	5.2%
Sold loans of QSPEs (1)	5.4%	2.3%

(1)
We do not include the remaining outstanding principal of serviced loans pertaining to the government guaranteed portion of SBA 7(a) Program loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

At June 30, 2009 and December 31, 2008, we had reserves of $672,000 and $480,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.14% and 0.02% during the six months ended June 30, 2009 and 2008, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
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
RETAINED INTERESTS
At June 30, 2009, Retained Interests was our only asset that is required to be measured at fair value on a recurring basis. There is little or no market information for our Retained Interests, thus there are no “Level 1” or “Level 2” determinations available. “Level 3” inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction. Due to the limited number of entities that conduct structured loan sale transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, we utilize our own data and assumptions to determine the value of our Retained Interests, in conjunction with our knowledge of similar markets for our type of Retained Interests. Based on these factors, our estimate of fair value may vary significantly from what a willing buyer would pay for these assets.
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

As a result of the lack of available market inputs, at the time our securitization transactions were completed and for each quarterly valuation update, we utilized a cash flow model to determine the estimated fair value of our Retained Interests. The turmoil in the credit markets has spotlighted the use of cash flow models and management has evaluated the complexities and range of judgments inherent in using cash flow models. As such, we continue to reevaluate our discount rates, future prepayments and loan losses on the underlying securitized loans quarterly using best available information in light of the current illiquid markets.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Overview

	Three Months Ended
	June 30,		Change
	2009	2008	$	%
	(Dollars in thousands, except per share data)
Total revenues	$3,872	$6,214	$(2,342)	(37.7%)
Total expenses	$2,396	$3,018	$(622)	(20.6%)

Income from continuing operations	$1,544	$3,105	$(1,561)	(50.3%)
Net income	$1,564	$3,529	$(1,965)	(55.7%)

Basic and diluted earnings per share:
Income from continuing operations	$0.15	$0.29	$(0.14)	(48.3%)
Net income	$0.15	$0.33	$(0.18)	(54.5%)
Net income decreased during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to:
•
A decrease in income from Retained Interests of $1,496,000 due primarily to a reduction in our weighted average Retained Interests of 38% and a decrease in unanticipated prepayment fees of $900,000. The 2002 Joint Venture (previously an off-balance sheet entity which was included in Retained Interests), was consolidated beginning January 2009;

•	A decrease in interest income of $734,000 due primarily to declining variable interest rates; and

•	An increase in provision for (reduction of) loan losses, net, of $117,000 due primarily to devaluation of the collateral underlying certain of our loans.

The above reductions in net income were partially offset by:
•	A decrease in interest expense of $187,000 due primarily to declining variable interest rates; and
•	A reduction in overhead (salaries and related benefits and general and administrative expenses) of $473,000 due primarily to our 2008 cost reduction initiatives.
We anticipate that the 2003 Joint Venture will reach its “clean-up” call option during the third quarter of 2009 and be consolidated in our financial statements. At June 30, 2009, the 2003 Joint Venture had loans of $20.7 million, structured notes of $10.4 million and restricted investments of $2.6 million.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Interest income consisted of the following:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Interest income — loans	$2,733	$3,318
Accretion of loan fees and discounts	40	164
Interest income — idle funds	12	37

	$2,785	$3,519

The decrease in interest income – loans was primarily attributable to decreases in variable interest rates partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable outstanding increased to approximately $188.0 million during the three months ended June 30, 2009 from $179.8 million during the three months ended June 30, 2008 primarily due to the consolidation of loans previously included in an off-balance sheet entity during January 2009. At June 30, 2009, approximately 72% of our loans had variable interest rates. The base LIBOR charged to our borrowers decreased from 2.70% during the three months ended June 30, 2008 to 1.21% during the three months ended June 30, 2009. The base prime rate charged to our borrowers decreased from 5.25% during the three months ended June 30, 2008 to 3.25% during the three months ended June 30, 2009. To the extent these rates decline, they will have a negative impact on our earnings. In addition, primarily due to the weakened economy and recession, our non-accrual loans have increased. Non-accrual loans increased to $8.2 million at June 30, 2009 from $0.2 million at June 30, 2008.
Income from Retained Interests decreased $1,496,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $15.6 million to $25.1 million during the three months ended June 30, 2009 compared to $40.7 million during the three months ended June 30, 2008 due primarily to the attainment of the “clean-up” call provision on the 2002 Joint Venture. In addition, there was a decrease in unanticipated prepayment fees of $900,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 12.1% during the three months ended June 30, 2009 compared to 15.3% during the three months ended June 30, 2008. Our income and yield from Retained Interests will continue to decline (1) as scheduled principal payments and prepayments of the sold loans of our QSPEs occur and/or (2) additional “clean-up” call options are attained. We anticipate that the 2003 Joint Venture will attain its “clean-up” call option during the third quarter of 2009.

Other income consisted of the following:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Servicing income	$103	$113
Loan related income — other	60	59
Premium income	59	51
Prepayment fees	46	82
Equity in earnings	20	21
Other	18	92

	$306	$418

We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up” calls are attained and increase as SBA 7(a) Program loans are sold into the secondary market.
We saw high levels of prepayment activity during the first half of 2008; however, our prepayment activity slowed during the last half of 2008 and the first half of 2009. We anticipate that the amount of prepayments will continue at relatively low levels during the remainder of 2009. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.
Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. During the three months ended June 30, 2009, we sold approximately $6.9 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market and collected cash premiums of approximately $170,000. Premium income will not equal collected cash premiums because (1) premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination and (2) the guaranteed portions of some loans were sold for future servicing instead of up-front cash premiums.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2009	2008
	(In thousands)
Junior subordinated notes	$309	$407
Revolver	173	227
Debentures payable	123	124
Structured notes	88	43
Conduit facility	—	82
Other	97	94

	$790	$977

The weighted average cost of our funds for the quarter ended June 30, 2009 was 4.1% compared to 5.3% during the quarter ended June 30, 2008. Interest expense on the junior subordinated notes decreased as a result of decreases in variable interest rates. Interest expense on our Revolver has increased due primarily to an increase in the weighted average borrowings under the Revolver from $18.9 million during the three months ended June 30, 2008 to $24.6 million during the three months ended June 30, 2009 partially offset by a decrease in the weighted average interest rate from 4.21% during the three months ended June 30, 2008 to 2.50% during the three months ended June 30, 2009. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our Revolver. During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption.

Other Expenses
Our salaries and related benefits expense decreased $353,000 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to our reduction in workforce in October 2008. Management estimates annual savings from the cost reduction initiatives to be approximately $1.2 million which will primarily be a reduction of salaries and related benefits.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $17,000 and $96,000 for the three months ended June 30, 2009 and 2008, respectively, resulting primarily from reductions in future expected cash flows due to decreased actual prepayments and a reduction in idle funds interest.
Provision for (reduction of) loan losses, net, increased to $56,000 during the three months ended June 30, 2009 from ($61,000) during the three months ended June 30, 2008. Beginning December 31, 2008, our provision for loan losses is comprised of specific and general reserves. Our specific reserves increased from $205,000 at December 31, 2008 to $397,000 at June 30, 2009 due primarily to devaluations of collateral of limited service hospitality properties.
Income tax benefit (provision) was a provision of $91,000 during the three months ended June 30, 2008 compared to a benefit of $68,000 during the three months ended June 30, 2009 due primarily to (1) reduced earnings of one of the taxable REIT subsidiaries and (2) a deferred benefit resulting from sales of loans of our SBA subsidiary.
Discontinued Operations
We recorded gains on sales of real estate of $20,000 and $424,000 during the three months ended June 30, 2009 and 2008, respectively, due to income recognition on previously unrecognized deferred gains. Our remaining deferred gains total $1,358,000 at June 30, 2009. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. We currently anticipate, assuming timely collection of standard principal and interest payments, that approximately $660,000 of this deferred gain will be recognized during the third and/or fourth quarters of 2009.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Overview

	Six Months Ended
	June 30,		Change
	2009	2008	$	%
	(Dollars in thousands, except per share data)
Total revenues	$7,863	$12,636	$(4,773)	(37.8%)
Total expenses	$4,773	$6,313	$(1,540)	(24.4%)

Income from continuing operations	$3,140	$6,150	$(3,010)	(48.9%)
Net income	$3,190	$6,912	$(3,722)	(53.8%)

Basic and diluted earnings per share:
Income from continuing operations	$0.30	$0.57	$(0.27)	(47.4%)
Net income	$0.30	$0.64	$(0.34)	(53.1%)
Net income decreased during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to:
•
A decrease in income from Retained Interests of $2,499,000 due primarily to a reduction in our weighted average Retained Interests of 44% and a decrease in unanticipated prepayment fees of $1,313,000. The 2002 Joint Venture (previously an off-balance sheet entity which was included in Retained Interests), was consolidated beginning in January 2009;

•	A decrease in interest income of $1,649,000 due primarily to declining variable interest rates;

•	A decrease in other income of $625,000 due primarily to a reduction in prepayment fees; and

•	An increase in provision for loan losses, net, of $191,000 due primarily to devaluations of collateral underlying certain of our loans.
The above reductions in net income were partially offset by:
•	A decrease in interest expense of $614,000 due primarily to declining variable interest rates; and

•	A reduction in overhead (salaries and related benefits and general and administrative expenses) of $817,000 due primarily to our 2008 cost reduction initiatives.
We anticipate that the 2003 Joint Venture will reach its “clean-up” call option during the third quarter of 2009 and be consolidated in our financial statements. At June 30, 2009, the 2003 Joint Venture had loans of $20.7 million, structured notes of $10.4 million and restricted investments of $2.6 million.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues
Interest income consisted of the following:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Interest income — loans	$5,549	$6,919
Accretion of loan fees and discounts	61	241
Interest income — idle funds	26	125

	$5,636	$7,285

The decrease in interest income – loans was primarily attributable to decreases in variable interest rates partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable outstanding increased to approximately $188.4 million during the six months ended June 30, 2009 from $175.2 million during the six months ended June 30, 2008 primarily due to the consolidation of loans previously included in an off-balance sheet entity during January 2009. At June 30, 2009, approximately 72% of our loans had variable interest rates. The average base LIBOR charged to our borrowers decreased from 3.71% during the six months ended June 30, 2008 to 1.32% during the six months ended June 30, 2009. To the extent these rates decline, they will have a negative impact on our earnings. In addition, primarily due to the weakened economy and recession, our non-accrual loans have increased. Non-accrual loans increased to $8.2 million at June 30, 2009 from $0.2 million at June 30, 2008. The decrease in our idle funds interest income is primarily due to a decrease in money market rates earned on cash and cash equivalents of our SBICs. These funds can only be used for commitments of the SBICs.
Income from Retained Interests decreased $2,499,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $19.6 million to $24.9 million during the six months ended June 30, 2009 compared to $44.5 million during the six months ended June 30, 2008 due primarily to the attainment of the “clean-up” call provision on the 2002 Joint Venture. In addition, there was a decrease in unanticipated prepayment fees of $1,313,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 11.7% during the six months ended June 30, 2009 compared to 14.5% during the six months ended June 30, 2008. Our income and yield from Retained Interests will continue to decline (1) as scheduled principal payments and prepayments of the sold loans of our QSPEs occur and/or (2) additional “clean-up” call options are attained. We anticipate that the 2003 Joint Venture will attain its “clean-up” call option during the third quarter of 2009.
Other income consisted of the following:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Servicing income	$198	$280
Loan related income — other	129	122
Premium income	68	113
Equity in earnings	39	48
Prepayment fees	46	378
Other	50	214

	$530	$1,155

We earn fees for servicing all loans held by the QSPEs and loans sold into the secondary market. As these fees are based on the principal balance of sold loans outstanding, they will decrease over time as scheduled principal payments and prepayments occur and/or “clean-up” calls are attained and increase as SBA 7(a) Program loans are sold into the secondary market.
We saw high levels of prepayment activity during the first half of 2008; however, our prepayment activity slowed during the last half of 2008 and the first half of 2009. We anticipate that the amount of prepayments will continue at relatively low levels during the remainder of 2009. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.

Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. During the six months ended June 30, 2009, we sold approximately $7.7 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market and collected cash premiums of approximately $212,000. Premium income will not equal collected cash premiums because (1) premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination and (2) the guaranteed portions of some loans were sold for future servicing instead of up-front cash premiums.
Interest Expense
Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Junior subordinated notes	$628	$967
Revolver	355	312
Debentures payable	246	248
Structured notes	184	43
Conduit facility	—	434
Other	183	206

	$1,596	$2,210

The weighted average cost of our funds for the six months ended June 30, 2009 was 4.1% compared to 5.3% during the six months ended June 30, 2008. Interest expense on the junior subordinated notes decreased as a result of decreases in variable interest rates. Interest expense on our Revolver increased due primarily to an increase in the weighted average borrowings under the Revolver from $11.7 million during the six months ended June 30, 2008 to $26.0 million during the six months ended June 30, 2009 partially offset by a decrease in the weighted average interest rate from 4.33% during the six months ended June 30, 2008 to 2.50% during the three months ended June 30, 2009. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our Revolver. During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption.
Other Expenses
Our salaries and related benefits expense decreased $671,000 during the six months ended June 30, 2009 from the six months ended June 30, 2008 due primarily to our reduction in workforce in October 2008. Management estimates annual savings from the cost reduction initiatives to be approximately $1.2 million which will primarily be a reduction of salaries and related benefits.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $77,000 and $377,000 for the six months ended June 30, 2009 and 2008, respectively, resulting primarily from reductions in future expected cash flows due to decreased actual prepayments and a reduction in idle funds interest.
Provision for loan losses, net, increased to $203,000 during the six months ended June 30, 2009 from $12,000 during the six months ended June 30, 2008. Beginning December 31, 2008, our provision for loan losses is comprised of specific and general reserves. Our specific reserves increased from $205,000 at December 31, 2008 to $397,000 at June 30, 2009 due primarily to devaluations of collateral of limited service hospitality properties.

Income tax benefit (provision) was a provision of $173,000 during the six months ended June 30, 2008 compared to a benefit of $50,000 during the six months ended June 30, 2009 due primarily to (1) reduced earnings of one of the taxable REIT subsidiaries and (2) a deferred benefit resulting from sales of loans of our SBA subsidiary.
Discontinued Operations
We recorded gains on sales of real estate of $50,000 and $762,000 during the six months ended June 30, 2009 and 2008, respectively, due to income recognition on previously unrecognized deferred gains. Our remaining deferred gains total $1,358,000 at June 30, 2009. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. We currently anticipate, assuming timely collection of standard principal and interest payments, that approximately $660,000 of this deferred gain will be recognized during the third and/or fourth quarters of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Six Months Ended
	June 30,
	2009	2008	Change
	(In thousands)
Cash provided by operating activities	$2,163	$4,881	$(2,718)
Cash provided by (used in) investing activities	$4,707	$(4,944)	$9,651
Cash used in financing activities	$(8,531)	$(6,734)	$(1,797)
Operating Activities
The reduction in cash provided by operating activities was primarily caused by (1) reduced net income, (2) payment of accounts payable and accrued expenses, including severance payments of approximately $1.4 million, and (3) disbursement of borrower advances offset by an increase in proceeds from sale of guaranteed loans net of loans funded, held for sale.
Our net cash flow from operating activities is primarily used to fund our dividends. Our modified cash available for dividend distributions (“Modified Cash”), as reconciled below, is defined as cash from operating activities before (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans (“Operating Loan Activity”). To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board of Trust Managers may choose to modify its current dividend policy. During the six months ended June 30, 2009, dividend distributions were greater than our Modified Cash by $3,037,000. This was primarily caused by REIT taxable income timing differences (i.e., severance payments, etc.) combined with the declaration of $1.5 million in a special dividend paid in the first quarter of 2009 that related to 2008. During the six months ended June 30, 2008, dividend distributions were less than our Modified Cash by $1,041,000. Management anticipates that our dividend distributions during 2009 will be greater than our Modified Cash with any shortfall being funded using our revolving credit facility.

The following reconciles net cash flow from operating activities to Modified Cash:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$2,163	$4,881
Change in operating assets and liabilities	2,318	(4)
Operating Loan Activity	(1,223)	1,548

Modified Cash	$3,258	$6,425

Investing Activities
During the six months ended June 30, 2009, the primary source of funds was principal collected on loans, net of loans funded of $6,193,000. During the six months ended June 30, 2008, our primary use of funds was loans funded, net of principal collected on loans of $4,039,000 and investment in Retained Interests, net of principal collected on Retained Interests of $2,002,000. Principal collected on Retained Interests declined from $818,000 during the six months ended June 30, 2008 to $143,000 during the six months ended June 30, 2009. We anticipate that the principal collected on our Retained Interests will continue to decline based on payoffs and paydowns of outstanding principal and attainment of “clean-up” calls.
Financing Activities
We used funds in financing activities during the six months ended June 30, 2009 and 2008 primarily to pay dividends of $6,295,000 and $5,384,000, respectively. In addition, during the six months ended June 30, 2009, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in September 2009 and repurchased common shares under our share repurchase plan for $1,076,000.
Sources and Uses of Funds
Liquidity Summary
Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) cash flow from operations, (2) proceeds from principal and interest payments, including prepayments and if applicable, prepayments fees, on our unrestricted investments, (3) borrowings under our Revolver and (4) Secondary Market Loan Sales. We believe these sources of funds will be sufficient to meet our liquidity requirements for at least the next twelve months. To a lesser extent, and to the extent available to us, we may utilize (1) proceeds from potential loan and asset sales, (2) new financings or additional securitization offerings and (3) proceeds from potential common or preferred equity offerings.
Due to continued market turbulence, we do not anticipate having the ability in the next six months to access debt capital through alternative or increased warehouse lines, new securitization issuances or new trust preferred issuances. We continue to explore ways to extend or refinance our current Revolver; however, in the event we are not able to successfully secure alternative or extended financing, we will rely on cash flows from operations, principal payments (including prepayments) on our investments, and (if necessary) proceeds from asset and loan sales to satisfy our working capital needs. We are in discussions with our bank to extend our current Revolver. Based on these discussions, management believes it is likely that we will be able to extend our facility through December 31, 2010. However, we anticipate that the aggregate availability under our Revolver will be reduced and its costs, including any up-front costs and ongoing interest expense and/or unused fees will increase. Based on our current anticipated cash needs, it appears that this possible reduction in availability under the Revolver will not have an impact on our ability to originate our projected SBA 7(a) Program loan volume. If we are unable to (1) renew, replace or expand our sources of financing, (2) execute asset and loan sales in a timely manner or to receive anticipated proceeds therefrom or (3) fully utilize available cash of our SBICs, it may have an adverse effect on our business, results of operations and ability to make dividends to our shareholders.

If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or require us to pledge collateral. At June 30, 2009, PMC Commercial Trust has over $133 million of unencumbered loans. In addition, PMC Commercial Trust has equity in its off-balance sheet securitizations and investments in its on-balance sheet subsidiaries. To the extent necessary, management believes that these assets would provide sufficient liquidity, if needed, to satisfy any required payment on our Revolver. If we are unable to repay our borrowings we may need to prematurely sell assets or lenders could force us to take other actions. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders.
Sources of Funds
In general, we require liquidity to originate new loans and repay debt principal and interest. Our operating revenues are typically utilized to pay our operating expenses and dividends. We have been utilizing principal collections on existing loans and Retained Interests and borrowings under our Revolver as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
•	Structured loan financings or sales;

•	Issuance of SBA debentures;

•	Issuance of junior subordinated notes; and/or

•	Common equity issuance.
As discussed previously, these markets (with the possible exception of SBA debentures) are not available at the present time and there can be no assurance that they will be available in the future. At our current share price, we do not intend to issue common shares. Since 2004, our working capital has been provided through credit facilities and the issuance of junior subordinated notes. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is no market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available in the future. Until this market becomes available or we implement a strategic alternative, our ability to grow is limited.
Our Revolver matures December 31, 2009. As discussed above, we are currently negotiating to extend the maturity date of our Revolver; however, the credit markets remain extremely illiquid which may make it difficult and possibly cost prohibitive to extend our Revolver. We believe that our capital needs during the next six months can be met by our Revolver and cash on hand. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under our Revolver or identify other sources of funds at an acceptable cost, if at all. The limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. In addition, a reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources, including extension of our Revolver when it matures in December 2009, are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
We continue to have a low debt-to-equity ratio of 0.5:1 at June 30, 2009. This ratio is well below that of typical specialty commercial finance companies.
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
At June 30, 2009, we had availability of $21.2 million under our Revolver. We are charged interest on the balance outstanding under our revolver at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over either the 30 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The Revolver requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test, as defined, based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt, limits our ability to pay out returns of capital as part of our dividends and provides for a maximum amount of problem loans, as defined, as a percentage of equity. We also have minimum equity requirements. At June 30, 2009, we were in compliance with the covenants of this facility.

Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of the principal balance of our Revolver. Our outstanding commitments to fund new loans were $19.3 million at June 30, 2009, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $4.0 million related to these loans. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2009, we anticipate loan originations will range from $20 million to $30 million.
We may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. In addition, we may use funds to exercise “clean-up” calls and repay the outstanding structured notes in related QSPEs or SPEs, including the 2002 Joint Venture which reached its “clean-up” call option during January 2009. While there is no requirement to exercise the “clean-up” call provision of the 2003 Joint Venture, if the structured notes are not repaid within sixty days of the availability of the “clean-up” call, (1) the interest rate on these notes will increase from LIBOR plus 1.25% to LIBOR plus 2.50% and (2) any excess cash generated will be used to repay the structured notes instead of being distributed to us. We anticipate that the 2003 Joint Venture will attain its “clean-up” call option during the third quarter of 2009.
One of our SBICs has $2.0 million of redeemable preferred stock due in May 2010. We expect to repay this redeemable preferred stock using the SBIC’s cash on hand.
Our Board of Trust Managers (the “Board”) authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions using our Revolver. As of June 30, 2009, we had repurchased 249,979 shares under the share repurchase program for an aggregate purchase price of approximately $1,670,000, including commissions. We are not currently purchasing shares under the plan.
We anticipate that we will pay dividends in excess of Modified Cash, using our Revolver, to maintain our REIT status or as approved by our Board.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the effect, if any, on our results of operations and financial condition.
DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as Modified Cash, REIT taxable income or earnings expectations.
In order to meet our 2008 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared in 2009 as distributions of 2008’s REIT taxable income. These distributions are known as spillover dividends. The Board anticipates utilizing the shortfall caused by spillover dividends to allow dividends declared in 2009 to exceed our 2009 REIT taxable income.

REIT TAXABLE INCOME
REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.
The following reconciles net income to REIT taxable income (loss):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$3,190	$6,912	$1,564	$3,529
Book/tax difference on depreciation	(28)	(30)	(14)	(15)
Book/tax difference on deferred gains from property sales	(50)	(762)	(20)	(424)
Book/tax difference on Retained Interests, net	(411)	148	(238)	(204)
Severance payments	(1,429)	—	(1,407)	—
Dividend distribution from TRS	—	2,000	—	2,000
Book/tax difference on amortization and accretion	(63)	(140)	(31)	(93)
Asset valuation	154	16	62	(54)
Other book/tax differences, net	(58)	45	(74)	(23)

Subtotal	1,305	8,189	(158)	4,716

Less: TRS income (loss), net of tax	140	(278)	154	(146)

REIT taxable income (loss)	$1,445	$7,911	$(4)	$4,570

Distributions declared	$4,069	$4,579	$1,687	$2,426

Weighted average common shares outstanding	10,599	10,766	10,548	10,767

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
Current conditions in the debt markets include lack of liquidity and large risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading asset-backed securities is currently experiencing disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of current market conditions, we expect to finance our loan portfolio with our current capital and Revolver. See “Liquidity and Capital Resources – Liquidity Summary” for a discussion of current availability under our Revolver.
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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Six Months	Year Ended	Six Months
	Ended	December 31,	Ended
Provision for loan losses	June 30, 2009	2008	June 30, 2008
	(In thousands)
As reported (1)	$267	$488	$31
Annual loan losses increase by 50 basis points (2)	738	1,388	469
Annual loan losses increase by 100 basis points (2)	1,209	2,287	907

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
At June 30, 2009, our loans are approximately 72% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $133.5 million of variable-rate loans at June 30, 2009. The estimated fair value of our variable-rate loans (approximately $126.1 million at June 30, 2009) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $50.9 million and $39.3 million of fixed-rate loans at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At June 30, 2009 and December 31, 2008, we had $133.5 million and $140.5 million of variable-rate loans, respectively, and $50.9 million and $49.8 million of variable-rate debt, respectively. On the differential between our variable-rate loans outstanding and our variable-rate debt ($82.6 million and $90.7 million at June 30, 2009 and December 31, 2008, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at June 30, 2009 and December 31, 2008, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $826,000 and $907,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates is not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and redeemable preferred stock of subsidiary. At June 30, 2009 and December 31, 2008, approximately $15.4 million and $12.0 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2009, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $509,000.
Our fixed-rate debt at June 30, 2009 was comprised of SBA debentures, redeemable preferred stock of subsidiary and structured notes. One SBA debenture ($4.0 million) currently has a prepayment penalty of 1% of the principal balance.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2009 and December 31, 2008:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2) (3)	$2,695	$815	$812	$892	$980	$9,181	$15,375	$15,271

Variable-rate debt (LIBOR and prime based) (4)	23,800	—	—	—	—	27,070	50,870	42,346

Totals	$26,495	$815	$812	$892	$980	$36,251	$66,245	$57,617

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2009 was 6.3%.

(3)
Principal payments on the structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at June 30, 2009 was 3.6%.

	Years Ending December 31,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,956	$1,920	$—	$—	$—	$8,168	$12,044	$12,090

Variable-rate debt (LIBOR and prime rate based) (3)	22,700	—	—	—	—	27,070	49,770	40,594

Totals	$24,656	$1,920	$—	$—	$—	$35,238	$61,814	$52,684

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2008 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2008 was 5.0%.
RETAINED INTERESTS
Our Retained Interests are valued based on various factors including estimates of appropriate discount rates. Changes in the discount rates used in determining the fair value of the Retained Interests will impact their carrying value. Any appreciation of our Retained Interests is included in the accompanying balance sheet in beneficiaries’ equity. Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our balance sheet in beneficiaries’ equity as an unrealized loss. Assuming all other factors (i.e., prepayments, losses, etc.) remained unchanged, if discount rates were 300 basis points and 500 basis points higher than rates estimated at June 30, 2009, the estimated fair value of our Retained Interests at June 30, 2009 would have decreased by approximately $0.8 million and $1.2 million, respectively.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 26, 2008, our Board authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares, expiring September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We purchased 57,008 common shares during the second quarter of 2009 in the open market as described below.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total number of	Maximum number (or
	Total number	Average	shares (or units)	approximate dollar value)
	of shares (or	price paid	purchased as part of	of shares (or units) that
	units)	per share	publicly announced	may yet be purchased
Period	purchased	(or unit)	plans or programs	under the plans or programs

April 2009	37,381	$6.58	230,352	$8,470,895
May 2009	19,627	$7.18	249,979	$8,329,916
June 2009	—	—	249,979	$8,329,916

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on June 13, 2009 (the “Annual Meeting”), the following individuals were elected to the Board with the following votes:

Director	Votes For	Votes Withheld
Nathan G. Cohen	7,711,223	389,839
Martha R. Greenberg	7,437,434	663,628
Barry A. Imber	7,725,723	375,339
Irving Munn	7,636,196	464,866
Lance B. Rosemore	7,507,034	594,028
The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at the Annual Meeting. There were 7,550,217 votes for, 517,368 votes against and 33,477 abstentions.

The shareholder proposal was not approved at the Annual Meeting. There were 928,285 votes for, 3,407,579 votes against and 289,092 abstentions.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
A. Exhibits

3.1
Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3		Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

10.1		Form of Executive Employment Contract (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2009).

*31.1		Section 302 Officer Certification – Chief Executive Officer

*31.2		Section 302 Officer Certification – Chief Financial Officer

**32.1		Section 906 Officer Certification – Chief Executive Officer

**32.2		Section 906 Officer Certification – Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 8/07/09	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 8/07/09	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Section 302 Officer Certification – Chief Executive Officer
31.2	Section 302 Officer Certification – Chief Financial Officer
32.1	Section 906 Officer Certification – Chief Executive Officer
32.2	Section 906 Officer Certification – Chief Financial Officer