Form 10-Q
period 2009-09-30
PMC COMMERCIAL TRUST /TX
filed 2009-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of November 3, 2009, the Registrant had outstanding 10,548,354 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements
PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Loans receivable, net	$198,712	$179,807
Retained interests in transferred assets	12,413	33,248
Cash and cash equivalents	9,652	10,606
Real estate owned	3,214	—
Restricted cash and cash equivalents	1,220	—
Other assets	4,156	3,863

Total assets	$229,367	$227,524

LIABILITIES AND BENEFICIARIES’ EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Revolving credit facility	23,900	22,700
Structured notes and debentures payable	16,762	8,168
Borrower advances	2,295	2,819
Accounts payable and accrued expenses	1,987	2,884
Redeemable preferred stock of subsidiary	1,961	3,876
Dividends payable	1,731	3,967
Deferred gains on property sales	766	1,408
Other liabilities	139	270

Total liabilities	76,611	73,162

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,084,683 and 11,066,283 shares issued at September 30, 2009 and December 31, 2008, respectively, 10,548,354 and 10,694,788 shares outstanding at September 30, 2009 and December 31, 2008, respectively	111	111
Additional paid-in capital	152,587	152,460
Net unrealized appreciation of retained interests in transferred assets	635	620
Cumulative net income	166,010	160,925
Cumulative dividends	(162,586)	(156,829)

	156,757	157,287

Less: Treasury stock; at cost, 536,329 and 371,495 shares at September 30, 2009 and December 31, 2008, respectively	(4,901)	(3,825)

Total parent company beneficiaries’ equity	151,856	153,462

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total beneficiaries’ equity	152,756	154,362

Total liabilities and beneficiaries’ equity	$229,367	$227,524

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Interest income	$8,466	$10,886	$2,830	$3,601
Income from retained interests in transferred assets	2,369	5,243	672	1,047
Other income	1,265	1,587	735	432

Total revenues	12,100	17,716	4,237	5,080

Expenses:
Salaries and related benefits	2,864	3,752	944	1,161
Interest	2,240	3,163	644	953
General and administrative	1,380	1,794	403	671
Provision for loan losses, net	596	114	393	102
Permanent impairments on retained interests in transferred assets	515	377	438	—
Severance and related benefits	—	1,573	—	1,573

Total expenses	7,595	10,773	2,822	4,460

Income before income tax benefit (provision) and discontinued operations	4,505	6,943	1,415	620

Income tax benefit (provision)	104	(206)	54	(33)

Income from continuing operations	4,609	6,737	1,469	587

Discontinued operations:
Gains on sales of real estate	642	778	592	16
Net losses	(166)	—	(166)	—

	476	778	426	16

Net income	$5,085	$7,515	$1,895	$603

Weighted average shares outstanding:
Basic	10,582	10,771	10,548	10,782

Diluted	10,582	10,771	10,548	10,782

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.63	$0.14	$0.06
Discontinued operations	0.04	0.07	0.04	—

Net income	$0.48	$0.70	$0.18	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)

Net income	$5,085	$7,515	$1,895	$603

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	82	(959)	(100)	(115)
Net realized gains included in net income	(67)	(132)	(24)	(30)

	15	(1,091)	(124)	(145)

Comprehensive income	$5,100	$6,424	$1,771	$458

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(In thousands, except share and per share data)

	Nine Months Ended September 30, 2008
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred	Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$900	$157,254
Net unrealized depreciation	—	—	—	(1,091)	—	—	—	—	(1,091)
Share-based compensation expense	16,500	—	119	—	—	—	—	—	119
Dividends ($0.65 per share)	—	—	—	—	—	(7,004)	—	—	(7,004)
Net income	—	—	—	—	7,515	—	—	—	7,515

Balances, September 30, 2008	10,781,533	$111	$152,450	$854	$158,634	$(152,925)	$(3,231)	$900	$156,793

	Nine Months Ended September 30, 2009
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred	Total
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Beneficiaries’
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362
Net unrealized appreciation	—	—	—	15	—	—	—	—	15
Share-based compensation expense	18,400	—	127	—	—	—	—	—	127
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Dividends ($0.545 per share)	—	—	—	—	—	(5,757)	—	—	(5,757)
Net income	—	—	—	—	5,085	—	—	—	5,085

Balances, September 30, 2009	10,548,354	$111	$152,587	$635	$166,010	$(162,586)	$(4,901)	$900	$152,756

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$5,085	$7,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19	20
Permanent impairments on retained interests in transferred assets	515	377
Gains on sales of real estate	(642)	(778)
Deferred income taxes	(170)	23
Provision for loan losses, net	596	114
Premium income adjustment	162	(10)
Amortization and accretion, net	(199)	(212)
Share-based compensation	127	119
Capitalized loan origination costs	(134)	(152)
Loans funded, held for sale	(13,966)	(5,365)
Proceeds from sale of guaranteed loans	15,375	4,059
Loan fees remitted, net	(58)	(6)
Change in operating assets and liabilities:
Other assets	270	231
Borrower advances	(524)	323
Accounts payable and accrued expenses	(1,027)	1,324
Other liabilities	(128)	(159)

Net cash provided by operating activities	5,301	7,423

Cash flows from investing activities:
Loans funded	(2,251)	(25,206)
Principal collected on loans	10,265	27,746
Principal collected on retained interests in transferred assets	246	773
Principal collected on mortgage-backed security of affiliate	109	62
Investment in retained interests in transferred assets	(559)	(2,820)
Purchase of furniture, fixtures and equipment	(5)	—
Release of restricted cash and cash equivalents, net	1,326	2,842

Net cash provided by investing activities	9,131	3,397

Cash flows from financing activities:
Purchase of treasury shares	(1,076)	—
Proceeds from (repayment of) credit facilities, net	1,200	(2,450)
Payment of principal on structured notes	(5,517)	(7,205)
Redemption of redeemable preferred stock of subsidiary	(2,000)	—
Payment of dividends	(7,993)	(7,808)

Net cash used in financing activities	(15,386)	(17,463)

Net decrease in cash and cash equivalents	(954)	(6,643)

Cash and cash equivalents, beginning of year	10,606	11,485

Cash and cash equivalents, end of period	$9,652	$4,842

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Certain prior period amounts have been reclassified to conform to the current year presentation. Cumulative preferred stock of subsidiary was reclassified from the mezzanine section of the balance sheet to beneficiaries’ equity and minority interest as presented in the income statement was reclassified to interest expense. These reclassifications had no effect on previously reported consolidated net income or cash flows, but the resulting prior period reclassification does increase our overall consolidated beneficiaries’ equity.
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
In preparing the accompanying unaudited consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after September 30, 2009, up until the issuance of the financial statements on November 9, 2009.
Each of our qualified special purpose entities (“QSPEs”) contains a “clean-up” call provision which gives PMC Commercial Trust the option to repay the outstanding structured notes of the QSPE. PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture”) reached this option during September 2009 becoming a non-qualifying SPE; however, based on our current liquidity needs, we did not exercise the option. The subsidiary was determined to be a variable interest entity. Since we expect to absorb the majority of the entity’s future expected losses and receive the entity’s expected residual returns, PMC Commercial Trust is considered to be the primary beneficiary. As a result, effective in September 2009, this subsidiary was consolidated in our financial statements. The following table summarizes the assets and liabilities of the 2003 Joint Venture (which represents a noncash transaction):

September
2009
(In thousands)
Loans receivable	$19,993
Restricted cash and cash equivalents	1,136
Other assets	46

Total assets	$21,175

Structured notes payable	$8,591
Other liabilities	20

Total liabilities	$8,611

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements:
In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105 (formerly Statement of Accounting Standards No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement was effective September 15, 2009. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
FASB No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”) was issued in June 2009. FAS 166 amends the accounting guidance for transfers of financial assets including (1) eliminating the concept of QSPEs for prospective securitizations, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. FAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the possible impacts of FAS 166 on our consolidated financial statements. We expect this standard to affect our accounting for secondary market loan sales beginning on January 1, 2010. At a minimum, we anticipate that any premium income to be recognized will be deferred for at least 90 days until any potential contingency period for having to refund these premiums has been satisfied. Furthermore, to the extent certain criteria in the new accounting standard are not met, we may also be required to treat certain legally sold loans as secured borrowings.
FASB No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) was issued in June 2009. FAS 167 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from that entity that could potentially be significant to the variable interest entity. FAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the impact of FAS 167 on our consolidated financial statements. Based on our preliminary analysis, it is anticipated that our off-balance sheet securitizations will be consolidated beginning January 1, 2010. See Note 5 for information on our off-balance sheet securitizations.
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
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $11,000 during the nine months ended September 30, 2009 related to this option grant. We granted 20,000 option awards on June 14, 2008 at an exercise price of $7.65 (the closing price on June 13, 2008) and recorded compensation expense of approximately $6,000 during the nine months ended September 30, 2008.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $24,000 and $23,000 during the three months ended September 30, 2009 and 2008, respectively, and $116,000 and $113,000 during the nine months ended September 30, 2009 and 2008, respectively, related to restricted shares. As of September 30, 2009, there was approximately $90,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Commercial mortgage loans (1)	$159,568	$138,858
SBIC commercial mortgage loans (2)	26,537	27,311
SBA 7(a) program loans	13,848	14,436

Total loans receivable	199,953	180,605
Less:
Deferred commitment fees, net	(377)	(318)
Loan loss reserves	(864)	(480)

Loans receivable, net	$198,712	$179,807

(1)	At September 30, 2009, includes approximately $19.9 million of loans held as collateral for the outstanding structured notes of the 2003 Joint Venture.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.
The activity in our loan loss reserves was as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Balance, beginning of year	$480	$42
Provision for loan losses	674	133
Reduction of loan losses	(78)	(19)
Principal balances written-off, net	(212)	(14)

Balance, end of period	$864	$142

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan. Information on those loans considered to be impaired loans was as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Impaired loans requiring reserves	$1,273	$2,492
Impaired loans expected to be fully recoverable (1)	3,163	2,374

Total impaired loans	$4,436	$4,866

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Average impaired loans	$6,499	$1,571	$4,582	$1,870

Interest income on impaired loans	$70	$82	$53	$25

(1)
Certain loans were recorded at their estimated fair value, primarily loans in the 2003 Joint Venture, and as such are reflected at discounted amounts. Generally, these loans have no loan loss reserves but instead nonaccretable discounts and are thus shown in impaired loans expected to be fully recoverable with respect to our recorded investment in the loans; however, we do not expect to collect all amounts due based on the original contractual terms of the note.

Our recorded investment in non-accrual loans at September 30, 2009 and December 31, 2008 was approximately $4.4 million and $5.1 million, respectively. We did not have any loans past due 90 days or more which were accruing interest at September 30, 2009 or December 31, 2008.
Note 5. Retained Interests:
We own subordinated financial interests in non-consolidated QSPEs (i.e., retained interests in transferred assets (“Retained Interests”)). The current QSPEs are PMC Capital, L.P. 1998-1 (“1998 Partnership”) and PMC Joint Venture, L.P. 2000 (“2000 Joint Venture”) created in connection with structured loan sale transactions. In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (“Structured Notes”) to unaffiliated parties (“Structured Noteholders”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information pertaining to our off-balance sheet structured loan sale transactions as of September 30, 2009 was as follows:

		2000
	1998	Joint
	Partnership	Venture
	(Dollars in thousands)
Principal outstanding on sold loans	$5,153	$23,307
Cash in the collection account	$1,053	$298
Cash in the reserve account	$1,329	$1,675
Structured Notes balance outstanding	$5,812	$15,093
Weighted average interest rate of loans (1)	P+1.82%	9.48%
Interest rate on Structured Notes (1)	P-1.00%	7.28%
Discount rate assumptions (2)	4.6% to 14.9%	8.6% to 14.9%
Constant prepayment rate assumption (3)	18.00%	12.00%
Weighted average remaining life of Retained Interests (4)	1.86 years	1.56 years
Aggregate principal losses assumed (5)	1.85%	1.02%
Aggregate principal losses to date (6)	—	1.65%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”).

(2)	Discount rates utilized were (a) 4.6% to 8.6% for our required overcollateralization, (b) 9.6% for our reserve funds and (c) 14.9% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering similar loans.

(4)
The weighted average remaining life of Retained Interests was calculated by summing the product of (a) the sum of the principal collections expected in each future period multiplied by (b) the number of periods until collection, and then dividing that total by (c) the remaining principal balance.

(5)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.7% to 1.0%.

(6)	Represents aggregate principal losses to date as a percentage of the principal outstanding at inception.
First Western SBLC, Inc. (“First Western”) has Retained Interests related to the sale of loans originated pursuant to the Small Business Administration’s (“SBA”) 7(a) Program. We expect the SBA guaranteed portions of First Western’s loans to be sold to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On Secondary Market Loan Sales, we may retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the loan and servicing costs. At September 30, 2009, the aggregate principal balance of First Western’s serviced loans on which we had an excess spread was approximately $39.0 million and the weighted average excess spread was approximately 0.6%. In determining the fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at September 30, 2009 included a prepayment speed of 12% per annum and a discount rate of 14.5%.
The components of our Retained Interests are the (1) required overcollateralization (the “OC piece”), (2) “reserve fund” and the interest earned thereon and (3) interest-only strip receivable (the “IO Receivable”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Retained Interests consisted of the following:

	September 30, 2009
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$754	$754	$581
1998 Partnership	339	999	120	1,458	1,405
2000 Joint Venture	8,500	1,400	301	10,201	9,792

	$8,839	$2,399	$1,175	$12,413	$11,778

	December 31, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$315	$315	$315
1998 Partnership	443	916	249	1,608	1,514
2000 Joint Venture	8,372	1,381	315	10,068	9,834
2002 Joint Venture	7,223	1,392	141	8,756	8,671
2003 Joint Venture	10,397	1,971	133	12,501	12,294

	$26,435	$5,660	$1,153	$33,248	$32,628

The following sensitivity analysis of our Retained Interests as of September 30, 2009 highlights the volatility that results when losses and discount rates are different than our assumptions:

	Estimated
	Fair	Asset
Changed Assumption	Value	Change (1)
	(In thousands)
Losses increase by 50 basis points per annum (2)	$12,227	$(186)
Losses increase by 100 basis points per annum (2)	$12,052	$(361)
Discount rates increase by 300 basis points	$11,738	$(675)
Discount rates increase by 500 basis points	$11,313	$(1,100)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our balance sheet in beneficiaries’ equity as an unrealized loss.

(2)
If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO receivables. To the extent the IO receivables could not fully absorb the losses, the effect would then be to reduce the value of the reserve funds and then the value of the OC pieces.

Due to the short-term weighted average remaining life of our Retained Interests and the relatively small value of our interest-only strip receivables, there is no material asset change for increases in prepayment rates.
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
Our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the off-balance sheet QSPEs. As a result, at September 30, 2009 and December 31, 2008 our consolidated balance sheets do not include $32.9 million and $77.6 million of assets, respectively, and $21.0 million and $44.0 million of liabilities, respectively, related to our off-balance sheet structured loan sale transactions recorded by the QSPEs. At September 30, 2009, the partners’ capital of the off-balance sheet QSPEs was approximately $11.9 million and the estimated fair value and cost of the associated Retained Interests was approximately $11.7 million and $11.2 million, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Debt:
Information on our consolidated debt was as follows:

						Weighted Average
	September 30, 2009		December 31, 2008			Coupon Rate at
	Face	Carrying	Face	Carrying	Range of	September 30,	December 31,
	Amount	Value	Amount	Value	Maturities	2009	2008
	(Dollars in thousands, except footnotes)

Structured notes and debentures payable (1):
Debentures	$8,190	$8,171	$8,190	$8,168	2013 to 2015	5.90%	5.90%
Structured notes (2)	8,591	8,591	—	—	(2)	3.10%	N/A

	16,781	16,762	8,190	8,168

Junior subordinated notes	27,070	27,070	27,070	27,070	2035	3.85%	7.01%

Revolving credit facility	23,900	23,900	22,700	22,700	2009	2.11%	2.50%

Redeemable preferred stock of subsidiary (3)	2,000	1,961	4,000	3,876	2010	4.00%	4.00%

Debt	$69,751	$69,693	$61,960	$61,814

(1)	Beginning January 2009, we consolidated the 2002 Joint Venture including structured notes of $5,517,000 which were repaid during 2009.

(2)
Represents structured notes relating to the 2003 Joint Venture consolidated beginning in September 2009. Principal payments of these structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(3)	During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption.
Note 7. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. During the three and nine months ended September 30, 2009 and 2008, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 90,000 common shares during the three and nine months ended September 30, 2009 and 2008, because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Dividends Declared:
Dividends declared during 2009 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 13, 2009	March 31, 2009	$0.225
July 13, 2009	June 30, 2009	0.160
October 13, 2009	September 30, 2009	0.160

		$0.545

We have certain covenants within our revolving credit facility which limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
Note 9. Share Repurchase Program:
Our Board of Trust Managers authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We have repurchased 249,979 shares under the program for an aggregate purchase price of approximately $1,670,000, including commissions. We are not currently purchasing shares under the plan and do not anticipate purchasing additional shares under the plan.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Other Income:
Other income consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Premium income (1)	$629	$223	$561	$110
Servicing income	289	378	91	98
Loan related income — other	174	265	45	143
Equity in earnings	58	70	19	22
Prepayment fees	46	396	—	18
Other	69	255	19	41

	$1,265	$1,587	$735	$432

(1)	Premium income results from the sale of the government guaranteed portion of our SBA 7(a) subsidiary’s loans pursuant to Secondary Market Loan Sales.
Note 12. Restructuring Costs:
In October 2008, due to economic and market conditions, we announced a number of cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. These changes resulted in one-time severance related charges of approximately $1.8 million during 2008.
The table below summarizes the balance of accrued severance and related benefits, which is included in accounts payable and accrued expenses in the consolidated balance sheets, and the changes in the accrued amounts as of and for the nine months ended September 30, 2009 (in thousands):

Accrued balance at December 31, 2008	$1,596
Payments	(1,429)

Accrued balance at September 30, 2009	$167

Note 13. Fair Value Measurements:
At September 30, 2009, Retained Interests was our only asset that was required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We use Level 3 inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Value, beginning of period	$33,248	$48,616
Principal collections	(246)	(773)
Realized gains included in net income (1)	(67)	(132)
Investments	884	2,865
Permanent impairments	(515)	(377)
Repurchases/Consolidation (2)	(21,129)	(15,856)
Accretion (3)	156	—
Unrealized appreciation (depreciation)	82	(959)

Value, end of period	$12,413	$33,384

Cost, end of period	$11,778	$32,530

(1)	Included within income from Retained Interests.

(2)
During the nine months ended September 30, 2009, represents the repurchase of a securitization and consolidation of a securitization based upon attainment of the “clean up” call option. During the nine months ended September 30, 2008, represents the repurchase of two securitizations.

(3)	Represents accretion of income in excess of principal collections, included within income from Retained Interests.
We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result in the recognition of loan loss reserves on individual loans and valuation reserves on real estate owned based on the estimated fair value.
For impaired loans measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009 and 2008, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying value at		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Impaired loans (1)	$4,234	$1,395	$172	$36

(1)
Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral, and/or operating statistics to the extent available.

For real estate owned, our carrying value approximates the estimated fair value. We used Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics to the extent available. At September 30, 2009, the carrying value and estimated fair value of our real estate owned was $3,214,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of our financial and nonfinancial instruments were as follows at September 30, 2009:

		Estimated
	Carrying	Fair
	Amount	Value
	(In thousands)

Assets:
Loans receivable, net	$198,712	$191,830
Retained Interests	12,413	12,413
Restricted cash and cash equivalents	1,220	1,220
Cash and cash equivalents	9,652	9,652

Liabilities:
Structured notes and debentures payable	16,762	16,685
Redeemable preferred stock of subsidiary	1,961	2,000
Revolving credit facility	23,900	23,900
Junior subordinated notes	27,070	18,399
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
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. Reserves are established based on numerous factors including, but not limited to, the creditor’s payment history, collateral value and economic factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Retained Interests: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 5.
Restricted cash and cash equivalents: Restricted cash and cash equivalents represent our collection and reserve accounts of the 2003 Joint Venture. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection account and (2) the reserve account can be used at any time in conjunction with the exercise of our “clean-up” call option.
Cash and cash equivalents: The carrying amount is considered to be reasonable estimates of fair value due to the short maturity of these funds.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30, 2009
	2009	2008
	(In thousands)

Loans receivable reclassified to real estate owned	$3,157	$—

Consolidation of loans receivable	$12,570	$13,760

Reclassification from Retained Interests to loans receivable — 1999 Partnership	$—	$7,596

In addition, as described in Note 1, we are now consolidating the assets and liabilities of the 2003 Joint Venture, representing a non-cash transaction. Previously, the 2003 Joint Venture was reflected as Retained Interests.
Note 15. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $23.2 million at September 30, 2009, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which may be sold pursuant to Secondary Market Loan Sales. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months Ending September 30,	Total
(In thousands)
2010	$211
2011	223
2012	19

$453

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Structured Loan Sale Transactions
The documents of the structured loan sale transactions contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the entities originally formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency rates on the loans included in each structured loan sale transaction. If, at any measurement date, the delinquency rate with respect to any structured loan sale transaction were to exceed the specified limits, the Credit Enhancement Provisions would require an increase in the level of credit enhancement. During the period in which the specified delinquency rate was exceeded, excess cash flow from the entity, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses would not occur. As a result of a delinquent and impaired loan in the 2003 Joint Venture, Credit Enhancement Provisions were triggered during the first quarter of 2009. As a consequence, cash flows related to this transaction otherwise distributable to us are being deferred and utilized to fund the increased credit enhancement requirements. Based on current cash flow assumptions, management anticipates that the funds will be received in future periods or used to repay the structured notes to the extent we exercise the “clean-up” call option.
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
The following discussion of our financial condition at September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II. Other Information — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
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
Economic Environment
We are a REIT which originates loans primarily in the limited service hospitality industry which are mainly collateralized by real estate. Our loan underwriting is consistent and, among other terms, typically requires (1) significant equity investments by the borrower in the property, (2) personal guarantees from the borrower, (3) operating experience by the borrower and (4) evidence of adequate repayment ability. We do not originate any “higher-risk” loans such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans or loans with initial teaser rates. We also do not originate any residential mortgage loans.
In response to market disruptions, in late 2008 and early 2009, legislators and financial regulators implemented a number of mechanisms designed to add stability and/or liquidity to the financial markets. The overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain in the long-term. However, in the short-term, these initiatives appear to have assisted in the stabilization of capital market liquidity. Several of these initiatives are due to lapse. Should these initiatives fail, or upon their expiration the capital markets deteriorate, our business, financial condition, results of operations and prospects could be materially adversely affected.

There has been an increase in mortgage defaults in the broader commercial real estate market and a strong belief that these defaults will increase. This increase is due in part to credit-market turmoil and declining property cash flows and property values. In addition, when there are more foreclosures on commercial real estate properties the property values typically decline even further as supply exceeds demand in the market for the properties underlying these mortgages. We are beginning to see an increase in foreclosure activity. In conjunction with this increase and our current real estate owned, we will likely experience an increase in (1) general and administrative costs as costs associated with these properties are incurred and (2) loan losses and/or impairment losses.
Impact on us
In the short-term, we believe the current economic environment is complicated and risky and will continue to present increasing challenges to us, our industry and the general economy. We continue to believe our commercial lending business has strong long-term fundamentals. However, due to the economic conditions, we have experienced, and continue to experience, the following:
•	Loan origination limitations;
•	Reduced operating margins due to lack of economies of scale;
•	Limited access to capital, and if such capital is available, at increased costs that may be significant;
•	An increase in watch list loans;
•	An increase in real estate owned and foreclosure proceedings;
•	An inability to engage in structured loan transactions; and
•
Reduced cash available for distribution to shareholders, particularly as our portfolio yield is reduced primarily by lower variable interest rates and also by scheduled maturities, prepayments and non-performing loans.

At this time, we are uncertain as to how long the present economic conditions will remain and what shape it will take in the future. We are focusing on SBA 7(a) Program loans where we can most efficiently utilize our present capital structure and liquidity.
Liquidity Overview
Our uncollateralized $45 million revolving credit facility (the “Revolver”) matures December 31, 2009. We are currently negotiating to extend the maturity date of the Revolver. We believe that our Revolver will be extended until December 31, 2010. However, the aggregate amount available under the Revolver is expected to decrease and costs are expected to increase. There can be no assurance that we will be able to extend or refinance our Revolver.
We have current availability under our Revolver; however, the amount available has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. As a result, the majority of our outstanding loan commitments are for SBA 7(a) Program loans. Depending on the availability of other sources of capital including principal prepayments on our loans, we may have to curtail some SBA 7(a) lending opportunities in 2010. In addition, to the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any short-term credit facilities or identify other sources of funds with acceptable terms.
Strategic Alternatives
The credit and capital market environment remains unstable so we continue to review and analyze potential strategic and liquidity alternatives. While we continue to explore and evaluate opportunities as they present themselves, our primary focus is presently on maximizing the value of our current investment portfolio and business strategy.
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
The American Recovery and Reinvestment Act (the “Stimulus Bill”), passed in February 2009, contains provisions that benefit the SBA which we believe have had a positive impact on our lending operations. The Stimulus Bill provided the SBA with funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans. These program changes are expected to be in effect through approximately the end of 2009.

Cost Reduction Initiatives
In October 2008, due to economic and market conditions, we announced cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. Annual savings for these initiatives during the 12 months subsequent to their implementation were approximately $1.2 million which was primarily a reduction of salaries and related benefits on our consolidated income statement.
Loan Portfolio Performance
Our aggregate portfolio continues to have minimal realized loan losses; however, economic conditions have subjected many of our borrowers to financial stress. We continue to see increases in payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment or lack of timely payment of real estate taxes and borrower requests for deferments of payment of principal and interest. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. We are in the process of foreclosure proceedings on several properties collateralizing our serviced loans. Historically, many borrowers have brought their loans current; thus, we stopped the foreclosure process. Alternatively, borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process or modify the terms of the loan agreement. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the current market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans. We estimate that these foreclosure processes will be completed within the next three to 12 months; however, there can be no assurance that these foreclosure processes will be completed within this time frame.
We foreclosed on the underlying collateral (a golf course and a retail establishment) of two loans during the quarter ended September 30, 2009. The estimated fair value of the collateral, based upon an expectation of the proceeds to be received from their sale after payment of selling costs was approximately $3.2 million. We are currently experiencing net operating losses and holding costs in conjunction with these properties. We expect these net operating losses (included in discontinued operations on our consolidated income statement) to continue until the properties are sold or we discontinue their operations.
Loan Activity
During the first nine months of 2009 we funded approximately $16.2 million of loans. At September 30, 2009, December 31, 2008 and September 30, 2008, our outstanding commitments to fund loans were approximately $23.2 million, $10.0 million and $18.4 million, respectively. Our pipeline has increased and we anticipate that our fundings during 2009 will be between $25 million and $35 million. Depending on liquidity, we expect that fundings during 2010 will be between $30 million and $40 million.
We had a significant amount of prepayments of our serviced loans from 2006 to 2008. The result was a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to approximately $268 million at September 30, 2009. Our prepayment activity slowed during the last half of 2008 and during 2009 and we expect that the amount of prepayments will continue at these lower levels during the fourth quarter of 2009 and during 2010.
In addition to our retained portfolio of approximately $200 million at September 30, 2009, we service approximately $68 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and Secondary Market Loan Sales. Since we retain a residual interest in the cash flows from these sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).

Information on our Serviced Portfolio, including prepayment trends, was as follows:

	September 30,	December 31,
	2009	2008	2007	2006	2005	2004
	(Dollars in thousands)
Serviced Portfolio (1)	$267,931	$275,530	$326,368	$397,567	$447,220	$468,158

Loans funded (2)	$16,217	$34,587	$33,756	$51,686	$49,942	$49,733

Prepayments (3)	$9,555	$68,556	$84,137	$91,710	$41,049	$15,931

% Prepayments (4)	4.6%	21.0%	21.2%	20.5%	8.8%	3.2%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the nine months ended September 30.

(3)	As of the period ended. Does not include balloon maturities of SBA 504 program loans.

(4)
Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year. For the nine months ended September 30, 2009, represents annualized prepayments as a percentage of our Serviced Portfolio outstanding.

LOAN PORTFOLIO INFORMATION AND STATISTICS
Loan Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) Program loans	$16,217	$6,955	$8,415	$2,467
Commercial mortgage loans	—	19,739	—	—
SBA 504 program loans	—	3,877	—	—

Total loans funded	16,217	30,571	8,415	2,467

Other Loan Transactions:
PMC Joint Venture, L.P. 2003	19,993	—	19,993	—
PMC Joint Venture, L.P. 2002-1	12,570	—	—	—
PMC Joint Venture, L.P. 2001	—	13,760	—	—
PMC Capital, L.P. 1999	—	7,603	—	—

Total loans originated	$48,780	$51,934	$28,408	$2,467

Principal Repayments (1):
Proceeds from the sale of SBA 7(a) guaranteed loans	$15,375	$4,059	$7,698	$2,203
Scheduled principal payments	5,846	3,924	2,405	1,687
Prepayments	4,419	19,123	319	2,644
Balloon maturities of SBA 504 program loans	—	4,699	—	2,754

Total principal repayments	$25,640	$31,805	$10,422	$9,288

(1)	Does not include commercial mortgage loans of $3,157,000 transferred to real estate owned during the three and nine months ended September 30, 2009.

Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio were as follows:

	September 30,	December 31,	September 30,
	2009	2008	2008

Weighted average contractual interest rate	5.5%	7.7%	7.0%

Annualized average yield (1) (2)	5.8%	8.4%	8.3%

(1)	In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.

(2)	For the nine month periods ended September 30, 2009 and 2008 and for the year ended December 31, 2008.
The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2009 (set on October 1, 2009) is 0.30% and 3.25%, respectively, while the LIBOR and prime rate charged during the third quarter of 2009 (set on July 1, 2009) was 0.60% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.
We have $133.9 million of loans based on LIBOR and $50.7 million of debt based on LIBOR. On the net difference of $83.2 million, LIBOR reductions will have a negative impact on future earnings. Effective in the fourth quarter of 2009, we experienced a reduction in the LIBOR base rate charged on our loans (a decrease of approximately 30 basis points) which will cause a further reduction in our net interest income, assuming no change in our LIBOR based loans or debt, of approximately $250,000 on an annual basis or approximately $63,000 to our fourth quarter 2009 net interest income. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates is not anticipated. However, there can be no assurance that LIBOR will not be reduced further.
The weighted average contractual interest rate on our Serviced Portfolio was 5.8%, 7.9% and 7.3% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	September 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$133,882	67.4%	4.3%	$123,081	68.4%	7.5%
Fixed-rate	47,659	24.0%	9.0%	39,297	21.9%	9.0%
Variable-rate — prime	17,171	8.6%	5.3%	17,429	9.7%	6.9%

	$198,712	100.0%	5.5%	$179,807	100.0%	7.7%

Impaired Loans
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

In addition to Impaired Loans, we have “watch list loans” as determined by management. Watch List loans are generally loans for which the borrowers are current on their payments; however, they may be delinquent on their property taxes, have franchise issues (non-payment of fees and/or failure to meet franchise standards), insurance defaults or other contractual deficiencies.
We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review (and to the extent required, a specific identification reserve) are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. For each specifically identified loan, an evaluation is prepared to identify the exposure to loss. The specific identification evaluation begins with an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Appraisals are ordered on a case-by-case basis when management believes that the economic characteristics of the property warrant that a current appraisal be performed. We generally use MAI certified appraisers from national companies. Management uses appraisals as tools in conjunction with other determinants of collateral value as described above to estimate collateral values; not as the sole determinant of value. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties.
At September 30, 2009 and December 31, 2008, we had loan loss reserves of $864,000 and $480,000, respectively, including general reserves of $500,000 and $275,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.36% and 0.07% during the nine months ended September 30, 2009 and 2008, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Our loan categories were as follows on our loans receivable (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	September 30, 2009		December 31, 2008		December 31, 2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Satisfactory	$169,672	84.9%	$156,303	86.6%	$160,648	96.5%
Watch List	25,824	12.9%	12,507	6.9%	2,662	1.6%
Special Mention	2,028	1.0%	9,294	5.1%	3,064	1.9%
Problem	2,429	1.2%	2,501	1.4%	49	—

	$199,953	100.0%	$180,605	100.0%	$166,423	100.0%

The increase in our Watch List loans is primarily due to borrowers who failed to pay their property taxes when due.
We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result in the recognition of loan loss reserves on individual loans and valuation reserves on real estate owned based on the estimated fair value. We use Level 3 inputs to determine the estimated fair value of our Impaired Loans and real estate owned. Adjustments to the carrying value of Impaired Loans and real estate owned are generally based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics to the extent available.
RETAINED INTERESTS
At September 30, 2009, Retained Interests was our only asset that is required to be measured at fair value on a recurring basis. There is little or no market information for our Retained Interests, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction. Due to the limited number of entities that conduct structured loan sale transactions with similar assets, the small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, we utilize our own data and assumptions to determine the value of our Retained Interests, in conjunction with our knowledge of similar markets for our type of Retained Interests. Based on these factors, our estimate of fair value may vary significantly from what a willing buyer would pay for these assets.

The estimated fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the associated QSPEs. This valuation is dependent upon estimates of future cash flows that are based on the performance of the underlying loans and estimates of discount rates. Prepayments or losses in excess of estimates may cause unrealized depreciation and potentially impairments. The estimated future cash flows are calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measure loan loss and prepayment assumptions against the actual performance of the loans sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Overview

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
	(Dollars in thousands, except per share data)
Total revenues	$4,237	$5,080	$(843)	(16.6%)
Total expenses	$2,822	$4,460	$(1,638)	(36.7%)

Income from continuing operations	$1,469	$587	$882	150.3%
Net income	$1,895	$603	$1,292	214.3%

Basic and diluted earnings per share:
Income from continuing operations	$0.14	$0.06	$0.08	133.3%
Net income	$0.18	$0.06	$0.12	200.0%
Our total expenses, income from continuing operations and net income were significantly impacted during the three months ended September 30, 2008 for a one-time charge for severance costs of $1,573,000 related to our cost reduction initiatives. Without this charge, our total expenses, income from continuing operations and net income would have been $2,887,000, $2,160,000 and $2,176,000, respectively, during the three months ended September 30, 2008.
In addition, when comparing the third quarter of 2009 to the third quarter of 2008:
•	Interest income decreased $771,000 due primarily to the decline in LIBOR;
•	Gains on sales of real estate (included in discontinued operations) increased $576,000 due to income recognition on previously deferred gains;
•	Overhead (salaries and related benefits and general and administrative expenses) decreased $485,000 due primarily to our 2008 cost reduction initiatives and a reduction in legal fees;
•	Permanent impairments on Retained Interests of $438,000 were incurred during three months ended September 30, 2009 due primarily to a reduction in estimated future cash flows from increased losses;

•
Income from Retained Interests decreased $375,000 due primarily to a reduction in our weighted average Retained Interests of 28% partially offset by an increase in unanticipated prepayment fees of $106,000. The 2002 Joint Venture and the 2003 Joint Venture (previously off-balance sheet entities which were included in Retained Interests), were consolidated beginning January 2009 and September 2009, respectively;

•	Interest expense decreased $309,000 due primarily to the decline in LIBOR;
•	Other income increased $303,000 due primarily to premium income recognized on the sale of SBA 7(a) Program loans into the secondary market;
•
Provision for loan losses, net, increased $291,000 due to increases in both our specific and general reserves due primarily to devaluations of real estate collateral underlying our limited service hospitality properties; and

•	Net losses from discontinued operations were $166,000 during the three months ended September 30, 2009 from the operations of our real estate owned.
Based upon loss of QSPE status resulting from a change in accounting rules, we anticipate that our off-balance sheet securitizations will be consolidated beginning January 1, 2010. At September 30, 2009, our off-balance sheet securitizations had loans of $28.4 million, structured notes of $20.9 million and restricted cash and cash equivalents of $4.4 million. Upon consolidation, we would no longer record income from Retained Interests or servicing fee income related to these off-balance sheet securitizations. Instead, we would record interest income and interest expense.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
The decrease in interest income of $771,000 was primarily attributable to decreases in LIBOR and our weighted average loans receivable outstanding. Our weighted average loans receivable outstanding decreased to approximately $186.2 million during the three months ended September 30, 2009 from $189.6 million during the three months ended September 30, 2008. At September 30, 2009, approximately 76% of our loans had variable interest rates. The base LIBOR charged to our borrowers decreased from 2.79% during the three months ended September 30, 2008 to 0.60% during the three months ended September 30, 2009. The reduction in interest income resulting from this drop in LIBOR as compared to the same period of the prior year was approximately $700,000. To the extent variable rates decline further, they will have a negative impact on our earnings. In addition, primarily due to the weakened economy and recession, our non-accrual loans have increased to $4.4 million at September 30, 2009 from $0.1 million at September 30, 2008.
Income from Retained Interests decreased $375,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $9.4 million to $24.0 million during the three months ended September 30, 2009 compared to $33.4 million during the three months ended September 30, 2008 due primarily to the attainment of the “clean-up” call option on the 2003 Joint Venture and exercise of the “clean-up” call option and repayment of the structured notes of the 2002 Joint Venture. Partially offsetting this decrease in income from Retained Interests was an increase in unanticipated prepayment fees of approximately $106,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 7.4% during the three months ended September 30, 2009 compared to 12.7% during the three months ended September 30, 2008. Excluding permanent impairments, the yield on our Retained Interests decreased to 9.2% during the three months ended September 30, 2009 compared to 12.7% during the three months ended September 30, 2008. Based primarily upon loss of QSPE status resulting from a change in accounting rules described above, we anticipate only minimal income from Retained Interests in 2010.

Other income consisted of the following:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Premium income	$561	$110
Servicing income	91	98
Loan related income — other	45	143
Equity in earnings	19	22
Prepayment fees	—	18
Other	19	41

	$735	$432

Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. During the three months ended September 30, 2009, we sold approximately $7.7 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market and collected cash premiums of approximately $580,000. Premium income will not equal collected cash premiums because (1) premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination and (2) the guaranteed portions of some loans were sold for future servicing instead of up-front cash premiums. Beginning January 1, 2010, due to a change in accounting rules, we anticipate that any premium income to be recognized will be deferred for at least 90 days until any potential contingency period for having to refund these premiums has been satisfied. Therefore, we do not expect to record any premium income during the first quarter of 2010.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Junior subordinated notes	$268	$426
Revolver	158	272
Debentures payable	126	125
Structured notes	51	57
Other	41	73

	$644	$953

The weighted average cost of our funds for the quarter ended September 30, 2009 was 3.8% compared to 5.2% during the quarter ended September 30, 2008. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR. Interest expense on our Revolver decreased as a result of a decrease in the weighted average interest rate from 4.3% during the three months ended September 30, 2008 to 2.2% during the three months ended September 30, 2009.
During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption.
In September 2009, we repaid the remaining structured notes of the 2002 Joint Venture which had a fixed interest rate of 6.67%. In addition, beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes of $8.6 million which bear interest at LIBOR plus 2.5%.

Other Expenses
Salaries and related benefits expense decreased $217,000 during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to our reduction in workforce in October 2008. Annual savings from the cost reduction initiatives during the 12 months subsequent to their implementation were approximately $1.2 million which were primarily a reduction of salaries and related benefits.
General and administrative expense decreased $268,000 during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to a reduction in legal fees related to potential strategic alternatives.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $438,000 for the three months ended September 30, 2009 resulting primarily from reductions in expected future cash flows due to increased losses. There were no permanent impairments on Retained Interests during the three months ended September 30, 2008.
Provision for loan losses, net, increased to $393,000 during the three months ended September 30, 2009 from $102,000 during the three months ended September 30, 2008. We recorded a provision for loan losses of $168,000 related to specific reserves during the three months ended September 30, 2009 due primarily to devaluations of commercial real estate collateralizing our limited service hospitality loans. We recorded a provision for loan losses of $225,000 related to our general reserves during the three months ended September 30, 2009 due primarily to the weakened economy and recession, devaluations of commercial real estate, increased Watch List loans and rising borrower delinquencies and deferment requests. Our provision for loan losses, net, during the three months ended September 30, 2008 of $102,000 was related only to specific reserves.
Discontinued Operations
We recorded gains on sales of real estate of $592,000 and $16,000 during the three months ended September 30, 2009 and 2008, respectively, due to income recognition on previously deferred gains. Our remaining deferred gains total $766,000 at September 30, 2009. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. We anticipate, assuming timely collection of standard principal and interest payments, that approximately $80,000 of our remaining deferred gains will be recognized during the fourth quarter of 2009.
Our net losses from discontinued operations of $166,000 during the three months ended September 30, 2009 primarily represent the losses from operating our real estate owned, primarily a golf course. We expect these net operating losses to continue until the property is sold or we discontinue its operations.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Overview

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
	(Dollars in thousands, except per share data)
Total revenues	$12,100	$17,716	$(5,616)	(31.7%)
Total expenses	$7,595	$10,773	$(3,178)	(29.5%)

Income from continuing operations	$4,609	$6,737	$(2,128)	(31.6%)
Net income	$5,085	$7,515	$(2,430)	(32.3%)

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.63	$(0.19)	(30.2%)
Net income	$0.48	$0.70	$(0.22)	(31.4%)
Our total expenses, income from continuing operations and net income were significantly impacted during the nine months ended September 30, 2008 for a one-time charge for severance costs of $1,573,000 related to our cost reduction initiatives. Without this charge, our total expenses, income from continuing operations and net income would have been $9,200,000, $8,310,000 and $9,088,000, respectively, during the nine months ended September 30, 2008.
In addition, when comparing the nine months of 2009 to the nine months of 2008:
•
Income from Retained Interests decreased $2,874,000 due primarily to a reduction in our weighted average Retained Interests of 40% and a decrease in unanticipated prepayment fees of $1,207,000. The 2002 Joint Venture and the 2003 Joint Venture (previously off-balance sheet entities which were included in Retained Interests), were consolidated beginning in January 2009 and September 2009, respectively;

•	Interest income decreased $2,420,000 due primarily to the decline in LIBOR;
•	Overhead (salaries and related benefits and general and administrative expenses) decreased $1,302,000 due primarily to our 2008 cost reduction initiatives and a reduction in legal expenses;
•	Interest expense decreased $923,000 due primarily to the decline in LIBOR;
•
Provision for loan losses, net, increased $482,000 due to increases in both our specific and general reserves due primarily to devaluations of real estate collateral underlying our limited service hospitality properties;

•	Other income decreased $322,000 due primarily to a reduction in prepayment fees and servicing income partially offset by an increase in premium income; and
•	Net losses from discontinued operations were $166,000 during the nine months ended September 30, 2009 from the operations of our real estate owned.
Based upon loss of QSPE status resulting from a change in accounting rules, we anticipate that our off-balance sheet securitizations will be consolidated beginning January 1, 2010. At September 30, 2009, our off-balance sheet securitizations had loans of $28.4 million, structured notes of $20.9 million and restricted cash and cash equivalents of $4.4 million. Upon consolidation, we would no longer record income from Retained Interests or servicing fee income related to these off-balance sheet securitizations. Instead, we will record interest income and interest expense.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues
The decrease in interest income of $2,420,000 was primarily attributable to decreases in LIBOR partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable outstanding increased to approximately $187.9 million during the nine months ended September 30, 2009 from $179.2 million during the nine months ended September 30, 2008 primarily due to the consolidation of loans previously included in off-balance sheet entities during January and September 2009. At September 30, 2009, approximately 76% of our loans had variable interest rates. The average base LIBOR charged to our borrowers decreased from 3.41% during the nine months ended September 30, 2008 to 1.08% during the nine months ended September 30, 2009. The reduction in interest income resulting from this drop in LIBOR as compared to the same period of the prior year was approximately $2,200,000. To the extent variable rates decline further, they will have a negative impact on our earnings. In addition, primarily due to the weakened economy and recession, our non-accrual loans have increased to $4.4 million at September 30, 2009 from $0.1 million at September 30, 2008.
Income from Retained Interests decreased $2,874,000 primarily due to a decrease in the weighted average balance of our Retained Interests outstanding of $16.4 million to $24.4 million during the nine months ended September 30, 2009 compared to $40.8 million during the nine months ended September 30, 2008 due primarily to the attainment of the “clean-up” call option on the 2003 Joint Venture and exercise of the “clean-up” call option and repayment of the structured notes of the 2002 Joint Venture. In addition, there was a decrease in unanticipated prepayment fees of $1,207,000. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 9.8% during the nine months ended September 30, 2009 compared to 15.1% during the nine months ended September 30, 2008. Excluding permanent impairments, the yield on our Retained Interests decreased to 11.9% during the nine months ended September 30, 2009 compared to 16.0% during the nine months ended September 30, 2008. Based primarily upon loss of QSPE status described above, we anticipate only minimal income from Retained Interests in 2010.
Other income consisted of the following:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Premium income	$629	$223
Servicing income	289	378
Loan related income — other	174	265
Equity in earnings	58	70
Prepayment fees	46	396
Other	69	255

	$1,265	$1,587

Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. During the nine months ended September 30, 2009, we sold approximately $15.4 million (guaranteed portion) of SBA 7(a) Program loans into the secondary market and collected cash premiums of approximately $790,000. Premium income will not equal collected cash premiums because (1) premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination and (2) the guaranteed portions of some loans were sold for future servicing instead of up-front cash premiums. Beginning January 1, 2010, due to a change in accounting rules, we anticipate that any premium income to be recognized will be deferred for at least 90 days until any potential contingency period for having to refund these premiums has been satisfied. Therefore, we do not expect to record any premium income during the first quarter of 2010.
We saw high levels of prepayment activity during the first half of 2008; however, our prepayment activity slowed during the last half of 2008 and 2009. We anticipate that the amount of prepayments will continue at relatively low levels during the remainder of 2009 and during 2010. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix and amount of loans prepaying is not known.

Interest Expense
Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Junior subordinated notes	$896	$1,393
Revolver	513	584
Debentures payable	372	373
Structured notes	235	100
Conduit facility	—	434
Other	224	279

	$2,240	$3,163

The weighted average cost of our funds for the nine months ended September 30, 2009 was 3.4% compared to 5.7% during the nine months ended September 30, 2008. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR. Interest expense on our Revolver decreased due primarily to a decrease in the weighted average interest rate from 4.3% during the nine months ended September 30, 2008 to 2.4% during the nine months ended September 30, 2009 partially offset by an increase in the weighted average borrowings under the Revolver from $15.8 million during the nine months ended September 30, 2008 to $24.7 million during the nine months ended September 30, 2009. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our Revolver.
During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption.
In September 2009, we repaid the remaining structured notes of the 2002 Joint Venture which had a fixed interest rate of 6.67%. In addition, beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes of $8.6 million which bear interest at LIBOR plus 2.5%.
Other Expenses
Salaries and related benefits expense decreased $888,000 during the nine months ended September 30, 2009 from the nine months ended September 30, 2008 due primarily to our reduction in workforce in October 2008. Annual savings from the cost reduction initiatives during the 12 months subsequent to their implementation were approximately $1.2 million which were primarily a reduction of salaries and related benefits.
General and administrative expenses decreased $414,000 during the nine months ended September 30, 2009 from the nine months ended September 30, 2008 due primarily to a reduction in legal fees related to potential strategic alternatives.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $515,000 and $377,000 for the nine months ended September 30, 2009 and 2008, respectively. Permanent impairments during 2009 resulted primarily from reductions in future expected cash flows due to increased losses. Permanent impairments during 2008 resulted primarily from reductions in future expected cash flows due to decreased actual prepayments, increased losses and a reduction in idle funds interest.
Provision for loan losses, net, increased to $596,000 during the nine months ended September 30, 2009 from $114,000 during the nine months ended September 30, 2008. We recorded a provision for loan losses of $371,000 related to our specific reserves during the nine months ended September 30, 2009 due primarily to devaluations of commercial real estate collateralizing our limited service hospitality loans. We recorded a provision for loan losses of $225,000 related to our general reserves during the nine months ended September 30, 2009 due primarily to the weakened economy and recession, evaluations of commercial real estate, increased Watch List loans and rising borrower delinquencies and deferment requests. Our provision for loan losses, net, during the nine months ended September 30, 2008 of $114,000 was related only to specific reserves.

Income tax benefit (provision) was a provision of $206,000 during the nine months ended September 30, 2008 compared to a benefit of $104,000 during the nine months ended September 30, 2009 due primarily to (1) reduced taxable earnings of one of the TRS’s and (2) a deferred benefit resulting from sales of loans of our SBA subsidiary.
Discontinued Operations
We recorded gains on sales of real estate of $642,000 and $778,000 during the nine months ended September 30, 2009 and 2008, respectively, due to income recognition on previously deferred gains. Our remaining deferred gains total $766,000 at September 30, 2009. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. We anticipate, assuming timely collection of standard principal and interest payments, that approximately $80,000 of our remaining deferred gains will be recognized during the fourth quarter of 2009.
Our net losses from discontinued operations of $166,000 during the nine months ended September 30, 2009 represent the losses from operating our real estate owned, primarily a golf course. We expect these net operating losses to continue until the properties are sold or we discontinue their operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Nine Months Ended
	September 30,
	2009	2008	Change
	(In thousands)
Cash provided by operating activities	$5,301	$7,423	$(2,122)
Cash provided by investing activities	$9,131	$3,397	$5,734
Cash used in financing activities	$(15,386)	$(17,463)	$2,077
Operating Activities
The reduction in cash provided by operating activities was primarily caused by (1) reduced net income, (2) payment of accounts payable and accrued expenses, including severance payments of approximately $1.4 million, and (3) disbursement of borrower advances offset by an increase in proceeds from sale of guaranteed loans net of loans funded, held for sale.
Our net cash flow from operating activities is primarily used to fund our dividends. Our modified cash available for dividend distributions (“Modified Cash”), as reconciled below to net cash provided by operating activities, is defined as cash from operating activities before (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans (“Operating Loan Activity”). To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board of Trust Managers may choose to modify its current dividend policy. During the nine months ended September 30, 2009, dividend distributions were greater than our Modified Cash by $2,692,000 funded using principal collections on our loans. This was primarily caused by REIT taxable income timing differences (i.e., severance payments, etc.) combined with the declaration of $1.5 million in a special dividend paid in the first quarter of 2009 that related to 2008. During the nine months ended September 30, 2008, dividend distributions were greater than our Modified Cash by $798,000.

The following reconciles net cash flow from operating activities to Modified Cash:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$5,301	$7,423
Change in operating assets and liabilities	1,409	(1,719)
Operating Loan Activity	(1,409)	1,306

Modified Cash	$5,301	$7,010

Investing Activities
During the nine months ended September 30, 2009 and 2008, the primary source of funds was principal collected on loans, net of loans funded of $8,014,000 and $2,540,000, respectively. Principal collected on Retained Interests declined from $773,000 during the nine months ended September 30, 2008 to $246,000 during the nine months ended September 30, 2009. We anticipate that the principal collected on our Retained Interests will continue to decline during 2009 based on payoffs and pay downs of outstanding principal. In addition, during the nine months ended September 30, 2009 and 2008, we used cash of approximately $1.3 million and $2.8 million, respectively, to fund the “clean-up” call options of two of our securitization transactions. We do not expect to exercise any “clean-up” call options in the short-term. Since we are focusing on the origination of SBA 7(a) Program loans, we anticipate that the primary source of net cash provided by investing activities will continue to be principal collected on loans, net of loans funded.
Financing Activities
We used funds in financing activities during the nine months ended September 30, 2009 and 2008 primarily to pay dividends of $7,993,000 and $7,808,000, respectively. In addition, during the nine months ended September 30, 2009, we (1) redeemed $2,000,000 of redeemable preferred stock of subsidiary due in September 2009, (2) repurchased common shares under our share repurchase plan for $1,076,000 and (3) exercised the “clean-up” call option and repaid the structured notes of the 2002 Joint Venture of $5,517,000. During the nine months ended September 30, 2008, we repaid $7,205,000 in structured notes of one of our securitizations.
Sources and Uses of Funds
Liquidity Summary
Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) cash flow from operations (including Secondary Market Loan Sales), (2) proceeds from principal and interest payments, including prepayments, on our unrestricted investments and (3) borrowings under any available short-term credit facilities. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term. To a lesser extent, and to the extent available to us, we may utilize (1) proceeds from potential loan and asset sales, (2) new financings or additional securitization offerings and (3) proceeds from potential common or preferred equity offerings.
Due to continued market turbulence, we do not anticipate having the ability in the next year to access debt capital through alternative or increased warehouse lines, new securitization issuances or new trust preferred issuances. We continue to explore ways to extend or refinance our Revolver; however, in the event we are not able to extend or refinance our Revolver or successfully secure alternative financing, we will rely on cash flows from operations (including Secondary Market Loan Sales), principal payments (including prepayments) on our unrestricted investments, and (if necessary) proceeds from asset and loan sales to satisfy our working capital needs. We are in discussions with our bank to extend our Revolver. Based on these discussions, management believes it is likely that we will be able to extend our facility through December 31, 2010. However, we anticipate that the aggregate availability under our Revolver will be reduced and its costs will increase. There can be no assurance that we will be able to extend or refinance our Revolver. If we are unable to renew, replace or expand our sources of financing, it may have an adverse effect on our business, results of operations and ability to pay dividends to our shareholders.

If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or require us to pledge collateral. At September 30, 2009, PMC Commercial Trust has over $139 million of unencumbered loans. In addition, there may be available cash held by our subsidiaries. To the extent necessary, management believes that these assets would provide sufficient liquidity, if needed, to satisfy any required payment on our Revolver. If we are unable to repay our borrowings, including, without limitation, in the event we are unable to extend or refinance our Revolver, we may need to prematurely sell assets or lenders could force us to take other actions. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders.
Sources of Funds
In general, we require liquidity to originate new loans and repay debt principal and interest. Our operating revenues are typically utilized to pay our operating expenses and dividends. We have been utilizing principal collections on unrestricted loans receivable and Retained Interests and borrowings under our Revolver as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
•	Structured loan financings or sales;
•	Issuance of SBA debentures;
•	Secondary Market Loan Sales;
•	Issuance of junior subordinated notes; and/or
•	Common equity issuance.
As discussed previously, these markets (with the exception of SBA debentures and Secondary Market Loan Sales) are not available at the present time and there can be no assurance that they will be available in the future. At our current share price, we do not intend to issue common shares. Since 2004, our working capital has primarily been provided through credit facilities, the issuance of junior subordinated notes and principal payments (including prepayments) on unrestricted loans receivable. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is no market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available in the future. Until this market becomes available, we obtain a source of long-term financing or we implement a strategic alternative, our ability to grow is limited.
The limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. Depending on the availability of other sources of capital including principal prepayments on our loans, we may have to curtail some SBA 7(a) lending opportunities in 2010. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
Our Revolver matures December 31, 2009. There can be no assurance that we will be able to extend or refinance our Revolver. As discussed above, we are currently negotiating to extend the maturity date of our Revolver and anticipate that the aggregate availability under our Revolver will be reduced and its costs will increase. As a result, our ability to grow will be further limited unless we are subsequently able to increase the aggregate availability under any extension or replacement of the Revolver. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any short-term credit facilities or identify other sources of funds at an acceptable cost, if at all.
We rely on Secondary Market Loan Sales to create availability on our Revolver. Once fully funded, we typically sell the government guaranteed portion of our SBA 7(a) Program loans pursuant to Secondary Market Loan Sales. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.
We continue to have a low debt-to-equity ratio of 0.5:1 at September 30, 2009. This ratio is well below that of typical specialty commercial finance companies.

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
At September 30, 2009, we had availability of $21.1 million under our Revolver. We are charged interest on the balance outstanding under our Revolver at our election of either the prime rate of the lender less 75 basis points or 162.5 basis points over either the 30 or 90-day LIBOR. We are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The Revolver requires us to meet certain covenants, the most restrictive of which provides for an asset coverage test, as defined, based on our cash and cash equivalents, loans receivable and Retained Interests as a ratio to our senior debt, limits our ability to pay out returns of capital as part of our dividends and provides for a maximum amount of problem loans, as defined, as a percentage of equity. We also have minimum equity requirements. At September 30, 2009, we were in compliance with the covenants of this facility.
Uses of Funds
Currently, the primary use of our funds is to originate loans and for voluntary repayment of the principal balance of our Revolver. Our outstanding commitments to fund new loans were $23.2 million at September 30, 2009, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $5.0 million related to these loans; however, the loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2009, we anticipate loan fundings will range from $25 million to $35 million. Depending on liquidity, we expect that fundings during 2010 will be between $30 million and $40 million.
There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold pursuant to Secondary Market Loan Sales. In these instances, our liquidity would be affected in the short-term. In addition, once fully funded, we anticipate the ability to sell the government guaranteed portion of our SBA 7(a) Program loans into the secondary market pursuant to Secondary Market Loan Sales. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.
While currently not anticipated, we may use funds to repurchase loans from the QSPEs which (1) become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or (2) reach maturity. In addition, we may use funds to exercise “clean-up” call options and repay the outstanding structured notes; however, it is not anticipated that we will exercise “clean-up” call options in the short-term.
One of our SBICs has $2.0 million of redeemable preferred stock due in May 2010. We expect to repay this redeemable preferred stock using the SBIC’s cash on hand or through issuance of SBA debentures.
Our Board of Trust Managers (the “Board”) authorized a share repurchase program for up to $10.0 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions using any available short-term credit facilities. As of September 30, 2009, we had repurchased 249,979 shares under the share repurchase program for an aggregate purchase price of approximately $1,670,000, including commissions. We are not currently purchasing shares under the plan and do not anticipate purchasing additional shares under the plan.
During the nine months ended September 30, 2009, our sources of funds for our dividend distributions of approximately $8.0 million were cash flows from operating activities of approximately $5.3 million and principal collections on our loans receivable of approximately $2.7 million.

SEASONALITY
Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies generally rise temporarily after the summer months due primarily to reductions in business travel and consumer vacations.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the effect, if any, on our results of operations and financial condition.
DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any individual factor.
It is presently anticipated that our Board will maintain the current quarterly dividend rate of $0.16 per share for our fourth quarter dividend that is typically declared in December. At the present time, the Board has not provided any guidance for anticipated dividends to be declared during 2010.
In order to meet our 2008 taxable income distribution requirements, we made an election under the Code to treat a portion of the distributions declared in 2009 as distributions of 2008’s REIT taxable income. These distributions are known as spillover dividends. The Board anticipates utilizing the shortfall caused by spillover dividends to allow dividends declared in 2009 to exceed our 2009 REIT taxable income.
REIT TAXABLE INCOME
REIT taxable income is a financial measure that is presented quarterly to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders.

The following reconciles net income to REIT taxable income:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$5,085	$7,515	$1,895	$603
Book/tax difference on depreciation	(42)	(45)	(14)	(15)
Book/tax difference on deferred gains from property sales	(642)	(778)	(592)	(16)
Book/tax difference on Retained Interests, net	(66)	(3)	345	(151)
Severance accrual (payments)	(1,429)	1,573	—	1,573
Dividend distribution from TRS	—	2,000	—	—
Book/tax difference on amortization and accretion	(201)	(172)	(244)	(32)
Loan valuation	239	106	85	90
Other book/tax differences, net	(81)	(30)	(23)	(75)

Subtotal	2,863	10,166	1,452	1,977

Less: TRS income (loss), net of tax	268	(392)	127	(114)

REIT taxable income	$3,131	$9,774	$1,579	$1,863

Distributions declared	$5,757	$7,004	$1,688	$2,425

Weighted average common shares outstanding	10,582	10,771	10,548	10,782

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
Current conditions in the debt markets include lack of liquidity and large risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading asset-backed securities continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and any available short-term credit facilities. See “Liquidity and Capital Resources — Liquidity Summary”.
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
In the event property cash flows decrease, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay our loans, which could also cause us to suffer losses.
In addition, the value of our real estate owned is impacted by market conditions. Decreases in property values could reduce the value of our real estate owned and the potential proceeds we receive which could also cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Nine Months	Year Ended	Nine Months
	Ended	December 31,	Ended
Provision for loan losses	September 30, 2009	2008	September 30, 2008
	(In thousands)
As reported (1)	$674	$488	$133
Annual loan losses increase by 50 basis points (2)	1,379	1,388	1,327
Annual loan losses increase by 100 basis points (2)	2,083	2,287	2,522

(1)	Excludes reductions of loan losses.

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans are predominantly variable-rate, based on LIBOR and the prime rate, our operating results will depend in large part on LIBOR and the prime rate. One of the primary determinants of our operating results is differences between the income from our loans and our borrowing costs. As a result, most of our borrowings are based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
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
At September 30, 2009, our loans are approximately 76% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $151.0 million of variable-rate loans at September 30, 2009. The estimated fair value of our variable-rate loans (approximately $144.2 million at September 30, 2009) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $47.7 million and $39.3 million of fixed-rate loans at September 30, 2009 and December 31, 2008, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At September 30, 2009 and December 31, 2008, we had $151.0 million and $140.5 million of variable-rate loans, respectively, and $59.6 million and $49.8 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($91.4 million and $90.7 million at September 30, 2009 and December 31, 2008, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at September 30, 2009 and December 31, 2008, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $914,000 and $907,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates is not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and redeemable preferred stock of subsidiary. At September 30, 2009 and December 31, 2008, approximately $10.1 million and $12.0 million, respectively, of our consolidated debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2009, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $596,000.
Our fixed-rate debt at September 30, 2009 was comprised of SBA debentures and redeemable preferred stock of subsidiary. One SBA debenture ($4.0 million) currently has a prepayment penalty of 1% of the principal balance.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2009 and December 31, 2008:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,961	$—	$—	$—	$—	$8,170	$10,131	$10,095

Variable-rate debt (LIBOR and prime based) (3) (4)	25,219	1,377	1,438	1,463	1,524	28,540	59,561	50,889

Totals	$27,180	$1,377	$1,438	$1,463	$1,524	$36,710	$69,692	$60,984

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2009 was 6.2%.

(3)
Principal payments on the structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at September 30, 2009 was 3.0%.

	Years Ending December 31,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,956	$1,920	$—	$—	$—	$8,168	$12,044	$12,090

Variable-rate debt (LIBOR and prime rate based) (3)	22,700	—	—	—	—	27,070	49,770	40,594

Totals	$24,656	$1,920	$—	$—	$—	$35,238	$61,814	$52,684

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2008 was 6.3%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2008 was 5.0%.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the following.
Investment Risks — Lending Activities
The commercial real estate loans we originate are subject to the risks of default and foreclosure which could result in losses to us.
The commercial real estate loans we originate are secured by income-producing properties (primarily limited service hospitality properties) and we are subject to risks of default and foreclosure. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the unpaid principal of the mortgage loan, which could have a material adverse effect on our cash flows from operations. If a borrower defaults on one of our commercial real estate loans and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we may suffer a loss.
Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. An action to foreclose on a property is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process or modify the terms of the loan agreement. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral.
To the extent we foreclose on real estate assets, it may be difficult for us to sell these assets quickly and their values may decline.
Our ability to sell any properties we may own as a result of foreclosure will be impacted by changes in economic and other conditions. Our ability to sell these properties and the prices we receive on their sale may be affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. If we are required to hold a property for an extended period of time or choose to operate the property, it could have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the asset.
Operating Risks
We face risks associated with holding and/or operating our real estate owned.
Our real estate owned is subject to a variety of risks including, but not limited to:
•	We are currently dependent upon third party managers to operate and manage our real estate owned. As a REIT, PMC Commercial cannot directly operate the real estate owned;
•	Our real estate owned may be operated at a loss and such losses may be substantial;
•	Our insurance coverage may not be sufficient to fully insure our businesses and assets from claims and/or liabilities, including environmental liabilities;

•	We may be required to make significant capital improvements to maintain our real estate owned;
•
In conjunction with the operations of our real estate owned, we are subject to numerous Federal and state laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons;

•
Under various laws and regulations, we may be considered liable for the costs of remediating or removing hazardous substances found on our property, regardless of whether we were responsible for its presence. The ultimate costs may be material to our financial statements or results of operations.

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

PMC Commercial Trust

Date: 11/09/09	/s/ Lance B. Rosemore Lance B. Rosemore
President and Chief Executive Officer

Date: 11/09/09	/s/ Barry N. Berlin Barry N. Berlin
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)