Form 10-K/A
period 2008-12-31
PMC COMMERCIAL TRUST /TX
filed 2010-02-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______ to ________
Commission File Number: 1-13610
PMC COMMERCIAL TRUST
(Exact name of registrant as specified in its charter)

Texas	75-6446078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17950 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common shares of beneficial interest, $.01 par value	NYSE Amex US
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐   NO ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐   NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 10-K”), filed with the Securities and Exchange Commission on March 16, 2009, by PMC Commercial Trust, to revise the certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We have removed the titles of the certifying officers in the introductory paragraphs as these certifications are made in a personal capacity. We have also revised paragraph 5(a) to include the phrase “and material weaknesses” after “all significant deficiencies.” In addition, the word “quarterly” was removed from the third paragraph in the certification for the chief financial officer. We also added the separation and consulting agreements with Dr. Andrew Rosemore to the exhibit list and incorporated them by reference to our Form 8-K filed October 20, 2008 under Item 1.01.
Except as described above, no other changes have been made to the Original 10-K. This Amendment No. 1 on Form 10-K/A continues to speak as of the original filing date of the Original 10-K and, except as described above, does not modify or update any related disclosures made in the Original 10-K.

PMC COMMERCIAL TRUST
Amendment No. 1
Form 10-K/A
For the Year Ended December 31, 2008

ITEM		PAGE
	PART IV

15.	Exhibits and Financial Statement Schedules	1
Signatures		2
Exhibits		E-1
EX-31.1
EX-31.2

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report
(1)	N/A

(2)	N/A

(3)	Exhibits -
     See Exhibit Index beginning on page E-1 of this Amendment No. 1 on Form 10-K/A.

1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
By:	/s/ Lance B. Rosemore
Lance B. Rosemore, President

Dated February 8, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LANCE B. ROSEMORE Lance B. Rosemore	Chairman of the Board of Trust Managers, President, Chief Executive Officer, Secretary and Trust Manager (principal executive officer)	February 8, 2010

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer and Executive Vice President (principal financial and accounting officer)	February 8, 2010

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	February 8, 2010

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	February 8, 2010

/s/ BARRY A. IMBER Barry A. Imber	Trust Manager	February 8, 2010

/s/ IRVING MUNN Irving Munn	Trust Manager	February 8, 2010

2

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.2	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

+10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

Exhibit
Number	Description
10.2	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.3	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital, Inc. and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.4	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.5	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc. and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 19, 2002).

10.6	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.12 to PMC Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.8	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.9	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 15, 2004).

+10.10	Employment contract with Lance B. Rosemore dated June 16, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

+10.11	Separation Agreement and General Release dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2008).

Exhibit
Number	Description
+10.12	Employment contract with Barry N. Berlin dated June 16, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

+10.13	Employment contract with Jan F. Salit dated June 16, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

+10.14	Form of amendment to executive employment contract (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2008).

10.15	Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.16	Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.17	Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.18	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.19	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.20	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.21	Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.22	Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

Exhibit
Number	Description
10.23	Fourth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 28, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.24	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.25	Fifth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.26	Sixth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.27	Seventh amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated January 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2008).

10.28	Eighth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated October 23, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2008).

10.29	Consulting Agreement dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2008).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2009).

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2009).

*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

32.1	Section 906 Officer Certification — Chief Executive Officer (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed March 16, 2009).

Exhibit
Number	Description
32.2	Section 906 Officer Certification — Chief Financial Officer (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed March 16, 2009).

*	Filed herewith.

+	Management contract or compensatory plan