Form 10-Q/A
period 2009-03-31
PMC COMMERCIAL TRUST /TX
filed 2010-02-08
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Original 10-Q”), filed with the Securities and Exchange Commission on May 11, 2009, by PMC Commercial Trust, to revise the certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We have removed the titles of the certifying officers in the introductory paragraphs as these certifications are made in a personal capacity. We have also revised paragraph 5(a) to include the phrase “and material weaknesses” after “all significant deficiencies.”
Except as described above, no other changes have been made to the Original 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Original 10-Q and, except as described above, does not modify or update any related disclosures made in the Original 10-Q.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
INDEX

		PAGE NO.

PART II.	Other Information

Item 6. Exhibits		1
EX-31.1
EX-31.2

ITEM 6. Exhibits
     A. Exhibits
31.1	Section 302 Officer Certification — Chief Executive Officer

31.2	Section 302 Officer Certification — Chief Financial Officer

1

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 2/8/10	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 2/8/10	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)