Form 10-Q/A
period 2009-06-30
PMC COMMERCIAL TRUST /TX
filed 2010-02-08
CIK 908311

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

EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original 10-Q”), filed with the Securities and Exchange Commission on August 7, 2009, by PMC Commercial Trust, to revise the certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We have removed the titles of the certifying officers in the introductory paragraphs as these certifications are made in a personal capacity. We have also revised paragraph 5(a) to include the phrase “and material weaknesses” after “all significant deficiencies.”
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