Form 10-K
period 2009-12-31
PMC COMMERCIAL TRUST /TX
filed 2010-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
YES ☐ NO ☑
The aggregate market value of common shares held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2009 as reported on the NYSE Amex, was approximately $66 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2010, the Registrant had outstanding 10,548,354 Common Shares of Beneficial Interest.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST
Form 10-K
For the Year Ended December 31, 2009
_____________________________

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
PART I
Item 1. BUSINESS
INTRODUCTION
     PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) organized in 1993 that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. Our loans are predominantly (93% at December 31, 2009) to borrowers in the limited service hospitality industry. As a REIT, we seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We must distribute at least 90% of our REIT taxable income to shareholders to maintain our REIT status. See “Tax Status.” Our common shares are traded on the NYSE Amex under the symbol “PCC.”
     We generate revenue primarily from the yield and other fees earned on our investments. Our operations are located in Dallas, Texas and historically have included originating, servicing and selling commercial loans. During the years ended December 31, 2009 and 2008, our total revenues were approximately $16.3 million and $23.1 million, respectively, and our net income was approximately $6.8 million and $9.8 million, respectively. See “Item 8. Financial Statements and Supplementary Data.”
     We originate loans through PMC Commercial and its wholly-owned lending subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). Currently, the majority of our loan originations are under the SBA 7(a) Program. PMCIC and Western Financial are small business investment companies (“SBICs”).
     First Western is a national “Preferred Lender,” as designated by the SBA, and originates, sells and services small business loans. As a non-bank SBA 7(a) Program lender, First Western is able to originate loans on which a substantial portion of the loan (generally 75% to 85%) is guaranteed as to payment of principal and interest by the SBA. Due to the existence of the SBA guarantee, we are able to originate loans that meet the criteria of the SBA 7(a) Program and have less stringent underwriting criteria than our non-SBA 7(a) Program loan originations. See “Lending Activities – SBA Programs.”
     Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of revenue earned will vary based on:
•	The volume of loans funded;

•	The volume of loans which prepay;

•	The timing and availability of leverage;

•	The amount and timing of premium income recognition;

•	The amount of non-performing loans;

•	The interest rate and type of loans originated (whether fixed or variable); and

•	The general level of interest rates.
     During periods of falling interest rates, due to the significance of our variable-rate loans, our interest income is subject to interest rate risk. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”
     Generally, in order to fund new loans, we need to borrow funds or sell loans. Since 2004, our working capital has been provided through credit facilities and the issuance of junior subordinated notes. Prior to that, our primary source of funds was structured loan transactions/securitizations. In structured loan transactions, we contributed loans to special purpose entities (“SPEs”) in exchange for cash and a subordinate financial interest in that entity. At the current time, the market for commercial loan asset-backed securitizations is limited. Due to (1) the current limited market for our type of securitization and the prospect that this market may never recover to its prior form or may return with costs or structures that we may not be able to accept and (2) reduced availability from our revolving credit facility, we continued to focus our lending activities almost exclusively on originating loans under the SBA 7(a) Program.
     On December 29, 2009, we amended our revolving credit facility (the “Revolver”) which extended its maturity to December 31, 2010 and entered into a security agreement which provided collateral security for its borrowings. The interest rate payable under the Revolver was increased to LIBOR plus 3% or the bank’s prime rate. The immediate amount available under the Revolver was reduced from $45 million to $40 million. During February 2010, we voluntarily reduced the amount available to $35 million since this amount was better aligned with our working capital needs during the first quarter of 2010. The amount available will be further reduced by $5 million each quarter commencing June 30, 2010 at which time the available amount will be reduced to $30 million. The amount available may be further reduced if the aggregate amount of prepayments received by PMC Commercial and First Western on their loan portfolios exceeds $12 million in which case the amount available under the Revolver will be further reduced by an aggregate amount equal to 75% of such excess effective as of the last day of each fiscal quarter beginning March 31, 2010. The amount available under the Revolver will be further reduced to $20 million on December 31, 2010 at which time the Revolver will also mature. At December 31, 2009, we had $23 million outstanding under the Revolver.
LENDING ACTIVITIES
Overview
     We are a national lender that primarily originates loans to small businesses, principally in the limited service hospitality industry. In addition to first liens on the real estate of the related business, our loans are typically personally guaranteed by the principals of the entities obligated on the loans.
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
Limited Service Hospitality Industry
     Our outstanding loans are generally collateralized by first liens on limited service hospitality properties and are typically for owner-operated facilities operating under national franchises, including, among others, Comfort Inn, Hampton Inn & Suites, Holiday Inn Express and Best Western. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems and advertising, consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.
     Lodging demand in the United States generally appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. Leading lodging industry analysts, including PricewaterhouseCoopers LLP, have noted the following:
•	Economic growth is expected to gradually accelerate during 2010;

•	Occupancy levels are expected to slightly increase by the end of 2010 due to increasing demand and slowing supply growth; and

•	Average daily room rates are expected to decline during 2010 due to projected declines in revenue per available room.
Loan Originations and Underwriting
     We believe that we successfully compete in certain sectors of the commercial real estate finance market due to our understanding of our borrowers’ businesses and our responsive customer service.
     We consider traditional real estate underwriting criteria such as:
•	The underlying cash flow of the tenant or owner-occupant;

•	The components, value and replacement cost of the borrower’s collateral (primarily real estate);

•	The industry and competitive environment in which the borrower operates;

•	The financial strength of the guarantors;

•	Analysis of local market conditions;

•	The ease with which the collateral can be liquidated;

•	The existence of any secondary repayment sources;

•	Analysis of the property operator; and

•	The existence of a franchise relationship.
     Upon receipt of a completed loan application, our credit department conducts: (1) a detailed analysis of the potential loan, which typically includes an appraisal and a valuation by our credit department of the property that will collateralize the loan to ensure compliance with loan-to-value percentages, (2) a site inspection for real estate collateralized loans, (3) a review of the borrower’s business experience, (4) a review of the borrower’s credit history, and (5) an analysis of the borrower’s debt-service-coverage, debt-to-equity and other applicable ratios. All appraisals are performed by an approved, licensed third party appraiser and address the market value, replacement cost and cash flow value approaches. We also utilize local market economic information to the extent available.
     We believe that our typical non-SBA 7(a) Program loan is distinguished from those of some of our competitors by the following characteristics:
•	Substantial down payments are required. We usually require an initial down payment of not less than 20% of the total cost of the project being financed. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the project being financed.

•	“Cash outs” are typically not permitted. Generally, we will not make a loan in an amount greater than the lesser of 80% of either the replacement cost or current appraised value of the property which is collateral for the loan. For example, a hotel property may have been originally constructed for a cost of $2.0 million, with the owner/operator initially borrowing $1.6 million of that amount. At the time of the borrower’s loan refinancing request, the property securing the loan is appraised at $4.0 million. Some of our competitors might loan from 70% to 90% or more of the new appraised value of the property and permit the owner/operator to receive a cash distribution from the proceeds. Generally, we would not permit this type of “cash-out” distribution.

•	The obligor is personally liable for the loan. We typically require the principals of the borrower to personally guarantee the loan.
     Our non-SBA 7(a) Program has been inactive since the middle of 2008 and we are currently originating primarily variable-rate loans based on the prime rate under our SBA 7(a) Program.

     General information on our loans receivable, net, was as follows:

	At December 31,
	2009			2008
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$132,162	67.2%	4.0%	$123,081	68.4%	7.5%
Fixed-rate	45,678	23.2%	9.0%	39,297	21.9%	9.0%
Variable-rate — prime	18,802	9.6%	5.4%	17,429	9.7%	6.9%

Total	$196,642	100.0%	5.3%	$179,807	100.0%	7.7%

     The increase in variable-rate-LIBOR and fixed-rate loans from 2008 to 2009 is primarily due to the consolidation of previously off-balance sheet securitizations.
     Our variable-rate loans generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.
Industry Concentration
     The distribution of our loan portfolio by industry was as follows at December 31, 2009:

	Retained Portfolio			Aggregate Portfolio
	Number		% of	Number		% of
	of		Total	of		Total
	Loans	Cost (1)	Cost	Loans	Cost (1)	Cost
	(Dollars in thousands)
Hotels and motels	179	$183,885	92.7%	206	$241,949	88.5%
Convenience stores/service stations	14	8,626	4.4%	16	12,708	4.6%
Services	23	1,688	0.9%	24	5,179	1.9%
Restaurants	28	1,362	0.7%	28	4,856	1.8%
Retail	8	607	0.3%	8	1,728	0.6%
Other	19	2,079	1.0%	22	7,267	2.6%

	271	$198,247	100.0%	304	$273,687	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

Loan Portfolio Statistics
     Information on our loans receivable (“Retained Portfolio”), loans which have been sold (either to the quailed special purpose entities or secondary market sales of SBA 7(a) Program loans) and on which we had retained interests (the “Sold Loans”) and our Retained Portfolio combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
	2009			2008
	Aggregate	Sold	Retained	Aggregate	Sold	Retained
	Portfolio	Loans	Portfolio	Portfolio	Loans	Portfolio
	(Dollars in thousands)
Portfolio outstanding (1)	$273,687	$75,440	$198,247	$275,530	$94,925	$180,605
Weighted average interest rate	5.7%	6.7%	5.3%	7.9%	8.2%	7.7%
Average yield (2)	5.9%	6.8%	5.5%	8.4%	8.2%	8.4%
Weighted average contractual maturity in years	14.9	14.6	15.0	14.7	12.1	16.0
Impaired loans (3)	$5,650	$2,125	$3,525	$13,339	$1,544	$11,795
Hospitality industry concentration %	88.4%	77.0%	92.7%	88.9%	85.2%	90.8%
Texas concentration % (4)	22.6%	23.6%	22.2%	22.9%	22.2%	23.2%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.
(2)	The calculation of average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average outstanding portfolio.
(3)	Includes loans on which the collection of the balance of principal is considered unlikely and on which the fair value of the collateral is less than the remaining unamortized principal balance (“Problem Loans”) and the principal balance of loans which have been identified as potential problem loans for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans,” and together with Problem Loans, “Impaired Loans”). We do not include the remaining outstanding principal of serviced loans pertaining to the government guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.
(4)	No other concentrations greater than or equal to 10% existed at December 31, 2009.
Loans Funded
     The following table is a breakdown of loans funded during the years indicated:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Commercial mortgage loans	$2,425	$19,739	$28,416	$36,855	$35,434
SBA 7(a) Program loans	28,010	10,971	2,888	8,537	10,703
SBA 504 program loans (1)	—	3,877	2,452	6,294	3,805

Total loans funded	$30,435	$34,587	$33,756	$51,686	$49,942

(1)	Represents second mortgages originated through the SBA 504 Program which have been repaid by certified development companies.

SBA Programs
General
     We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:
•	We have an SBLC that originates loans through the SBA 7(a) Program;

•	We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios;

•	We have two licensed SBICs regulated under the Small Business Investment Act of 1958, as amended. Our SBICs use long-term funds provided by the SBA, together with their own capital, to provide long-term collateralized loans to eligible small businesses, as defined under SBA regulations.
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
SBA 504 Program
     The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies (“CDCs”) for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained from a CDC covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least a 20% contribution of the equity in a project by our borrowers. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program are unlimited, currently the maximum amount of subordinated debt in any individual project is generally $1.5 million (or $2 million for certain projects). Typical project costs range in size from $1.0 million to $6.0 million. Our SBA 504 Program has been inactive since the beginning of 2008 due to our limited liquidity.
SBIC Program
     We originate loans to small businesses through our SBICs. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under present SBA regulations, eligible small businesses include those that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6.0 million for the most recent two fiscal years. An SBIC can issue debentures whose principal and interest is guaranteed to be paid to the debt holder in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually lower compared to alternative fixed-rate sources of funds available to us.
STRUCTURED LOAN TRANSACTIONS
     While the securitization market is not currently a viable financing vehicle for us, prior to 2004, structured loan transactions were our primary method of obtaining funds for new loan originations. In structured loan transactions, we contributed loans to an SPE in exchange for a subordinated financial interest in that entity and obtained an opinion of counsel that the contribution of the loans to the SPE constituted a “true sale” of the loans. The SPE issued notes payable through a private placement to third parties and then distributed a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE. Since the SPEs met the definition of qualified SPEs (“QSPEs”), we accounted for the structured loan transactions as sales of our loans; and as a result, neither the loans contributed to the QSPE nor the notes payable issued by the QSPE were included in our consolidated financial statements. The terms of the notes payable issued by the QSPEs provide that the partners of these QSPEs are not liable for any payment on the notes. Accordingly, if the QSPEs fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the QSPEs. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. We service the loans pursuant to the transaction documents.
     When structured loan sale transactions were completed, our ownership interests in the QSPEs were accounted for as retained interests in transferred assets (“Retained Interests”) and recorded at the present value of the estimated future cash flows to be received from the QSPE.
     All of our securitization transactions provide a “clean-up call.” A “clean-up call” is an option to repurchase the remaining transferred assets when the amount of the outstanding assets (or corresponding notes payable outstanding) falls to a level at which the cost of servicing those assets becomes burdensome.
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
     PMC Commercial may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. If PMC Commercial fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. REITs are subject to a number of organizational and operational requirements under the Code. See “Item 1A. Risk Factors — REIT Related Risks” for additional tax status information.
EMPLOYEES
     We employed 31 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2009. In addition, we have employment agreements with our executive officers. Our operations are conducted from our Dallas, Texas office. We believe the relationship with our employees is good.
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
     Variable-rate lending: For our variable-rate loan products, we believe we compete effectively on the basis of interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers.
     Fixed-rate lending: As a result of the prolonged period in which the yield curve was inverted or flat (i.e., compression of long-term and short-term interest rates) combined with increased competition from fixed-rate lenders, our margins for fixed-rate loans contracted to the point where it was no longer economically viable for us to compete for fixed-rate loans. In the current market, borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is constrained by our cost and availability of funds. Consequently, we are currently committing almost exclusively to loans with a variable rate.

SECURITIES EXCHANGE ACT REPORTS
     We file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. These reports are available free of charge on our website, www.pmctrust.com/investors, as soon as reasonably practicable after we electronically file the information with the SEC. We are providing the address to our internet site solely for the information of investors. We do not intent the address to be an active link or to otherwise incorporate the contents of the website into this report.
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
     In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from limited service hospitality properties which collateralize the majority of our loans.
Commercial mortgage loans expose us to a high degree of risk associated with investing in real estate.
     The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced significant fluctuations in the past and cyclical performance that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:
•	Changes in national economic conditions;

•	Changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	The extent of the impact of the disruptions in the credit markets;

•	The lack of demand for commercial real estate collateralized loans used in asset-backed securitizations which may be substantially reduced as a result of the disruptions in the credit markets;

•	Competition from other properties;

•	Changes in interest rates and the condition of the debt and equity capital markets;

•	The ongoing need for capital improvements;

•	Increases in real estate tax rates and other operating expenses (including utilities);

•	Adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes and other natural disasters; acts of war or terrorism; or a decrease in the availability of or an increase in the cost of insurance;

•	Adverse changes in zoning laws;

•	The impact of environmental legislation and compliance with environmental laws; and,

•	Other factors that are beyond our control or the control of the commercial property owners.
     In the event that any of the properties underlying our loans experience any of the foregoing events or occurrences, the value of, and return on, such loans may be negatively impacted. Moreover, our profitability and the market price of our common shares may be negatively impacted.

Payment defaults and other credit risks in our investment portfolio have increased, and may to continue to increase, which has caused, and may continue to cause, adverse effects on our cash flows, net income and ability to make distributions.
     Recessionary economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the businesses we finance. As a result, payment defaults and other credit risks in our investment portfolio have substantially increased, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flows, net income and ability to make distributions.
     There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous or necessary for us to liquidate such investments.
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
     We have increased, and may continue to increase, our loan loss reserves due to current general business and economic conditions and increased credit and liquidity risks which have had, and may continue to have, an adverse effect on our financial performance. Our loan portfolio has been adversely affected by, and may continue to be adversely affected by, adverse economic developments affecting the business sectors in which our borrowers operate, primarily the limited service hospitality industry, reductions in the value of commercial real estate generally and the reduced availability of refinancing for commercial real estate investments as they mature. There can be no assurance that the loan loss reserves we establish in any particular reporting period will be sufficient or will not increase in a subsequent reporting period.
The commercial real estate loans we originate are subject to the risks of default and foreclosure which could result in losses to us.
     The commercial real estate loans we originate are collateralized by income-producing properties (primarily limited service hospitality properties) and we are subject to risks of default and foreclosure. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the unpaid principal balance of the mortgage loan, which could have a material adverse effect on our cash flows from operations. If a borrower defaults on one of our commercial real estate loans and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we may suffer a loss. In addition, during the foreclosure process we may incur costs related to the protection of our collateral including unpaid real estate taxes, legal fees, insurance and operating shortfalls to the extent the property is being operated by a court-appointed receiver.
     Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. An action to foreclose on a property is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process or modify the terms of the loan agreement. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral.
     Our ability to sell any properties we may own as a result of foreclosure will be impacted by changes in economic and other conditions. Our ability to sell these properties and the prices we receive on their sale may be affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. If we are required to hold a property for an extended period of time or choose to operate the property, it could have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral.

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
We depend on the accuracy and completeness of information provided by potential borrowers and guarantors.
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
Longer term loans and our real estate owned may be illiquid and their value may decrease.
     Our commercial real estate loans and real estate acquired through foreclosure are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of these investments may decrease in the future.
Changes in interest rates could negatively affect lending operations, which could result in reduced earnings and dividends.
     As a result of our current dependence on variable-rate loans, our interest income will be reduced during low interest rate environments. To the extent that LIBOR or the prime rate decreases, interest income on our loans will decline.
     Changes in interest rates do not have an immediate impact on the interest income of our fixed-rate loans. Our interest rate risk on our fixed-rate loans is primarily due to loan prepayments and maturities. The average maturity of our loan portfolio is less than its average contractual terms because of prepayments. Assuming market liquidity, the average life of mortgage loans tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans at lower rates).
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
If an event of default occurs under our Revolver, the lender is permitted to accelerate repayment of the outstanding obligation.
     The occurrence of an event of default permits the lender under the Revolver to accelerate repayment of all amounts due, to terminate commitments thereunder, and allows the mortgage loan collateral held as security for the Revolver to be liquidated by the lender to satisfy any balance outstanding and due pursuant to the Revolver.
     The existence of an event of default restricts us from borrowing under our Revolver and from declaring dividends or other cash distributions to our shareholders.
     There can be no assurance that an event of default will not occur.
Our operating results could be negatively impacted by our inability to access certain financial markets.
     We rely upon access to capital markets as a source of liquidity to satisfy our working capital needs, grow our business and invest in loans. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate. Prolonged recessionary conditions, continued distress in the limited service hospitality industry and increased loan losses could further limit access to these markets and may restrict us from continuing our current business strategy or implementing new business strategies.
Our operating results could be negatively impacted by our inability to extend the maturity of, or replace, our Revolver on acceptable terms, if at all.
     If we are unable to replace or extend our Revolver upon its maturity (December 31, 2010) or if the terms of the extension were cost prohibitive, we could be required to repay the outstanding balance which would become immediately due or may choose to accept terms which are significantly less favorable in terms of costs or restrictions than the current terms of our facility. Our investments are predominantly long-term; therefore, if the Revolver matures without an extension or replacement, we could be forced to liquidate or otherwise dispose of assets at a time we would not ordinarily do so and/or at prices which we may not believe are reasonable. In addition, if the Revolver is not extended or replaced, we would need an additional source of funds to originate loans and grow. Our results of operations, prospects and financial condition could be negatively impacted if the Revolver is not extended or is extended with a significant increase in rate, fees or restrictions.
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

The market demand for structured loan transactions may not return to previous levels which would negatively affect our earnings and the potential for growth.
     Continued unavailability of the asset-backed securities market to us could have a material adverse effect on our financial condition and our results of operations. Our long-term ability to grow may depend on our ability to sell asset-backed securities through structured loan transactions. In the current economic market, the availability of funds has been diminished and/or has become non-existent or the “spread” charged for funds has increased. In addition, political or geopolitical events could impact the availability and cost of capital.
     A number of factors could impair our ability, or alter our decision, to complete a structured loan transaction. These factors include, but are not limited to:
•	Investors in the type of asset-backed securities that we place are limited and may increase our cost of capital by widening the “spreads” (over a benchmark such as LIBOR or treasury rates) they require in order to begin purchasing these asset-backed securities again;

•	A deterioration in the performance of our loans or the loans of our prior transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities assuming investor demand for our asset-backed securities returns;

•	A deterioration in the operations or market perception of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies assuming investor demand for our asset-backed securities returns; and

•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost on our transactions.
     Currently, a market for our type of securitization does not exist. Continued unavailability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund future loan originations or to acquire real estate.
The market demand for secondary market sales may decline or be temporarily suspended.
     The market for the sale of the government guaranteed portion of SBA 7(a) Program loans may diminish and/or the premiums, if any, achieved on selling loans into that market may be reduced which could have a material adverse effect on our ability to create availability under our Revolver and originate new loans. This market dislocation could be a result of decreased investor demand for asset-backed securities and/or increased investor yield requirements.
Continuation of the unprecedented market volatility may have an impact on our access to capital markets.
     The capital and credit markets have experienced volatility and disruption. The volatility and disruption reached unprecedented levels including decreased liquidity to acquire the government guaranteed portion of loans which are typically sold in the secondary market. In addition, the capital markets tightened credit availability to companies without regard to their underlying financial strength. If recent levels of market disruption and volatility were to continue or deteriorate, we may experience an adverse effect, which may be material, on our ability to access capital markets and on our financial condition and results of operations.
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

Investment Risks — General
We have concentrations of investments which may negatively impact our financial condition and results of operations.
     Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2009, our loans were approximately 93% concentrated in the hospitality industry and approximately 91% of the loans sold to our QSPEs were concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
     At December 31, 2009, approximately 22% of our loans were collateralized by properties in Texas and approximately 20% of the loans sold to our QSPEs were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our Retained Portfolio, Sold Loans or Aggregate Portfolio at December 31, 2009. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.
     We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing greater than 5% of our loans receivable (7%) at December 31, 2009. A decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.
We are subject to prepayment risk on our loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.
     We will experience prepayments on our loans receivable. Assuming capital availability, during decreasing interest rate environments and when competition is greater, prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. For prepayments on variable-rate loans, if the spread we charge over LIBOR or the prime rate were to decrease, the lower interest rates we would receive on these new loans receivable would have an adverse effect on our results of operations and, depending upon the rate of future prepayments, may further impact our results of operations.
     In addition, our SBLC sells the government guaranteed portion of its originated loans through private placements (“Secondary Market Loan Sales”). The value of the Retained Interests related to these sales is particularly sensitive to prepayments. Our Retained Interests in these loan sales consists only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, the estimated fair value of the associated Retained Interests will be reduced.
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
Operating Risks
The occurrence of further adverse developments in the mortgage finance and credit markets may affect our business.
     The mortgage industry is under enormous pressure due to numerous economic and industry related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans have deteriorated. We face significant challenges due to these adverse conditions in pricing and financing our mortgage assets. There can be no assurance that these conditions have stabilized or that they will not worsen. These adverse changes in the mortgage finance and credit markets may eliminate or reduce the availability of, or increase the cost of, significant sources of funding for us.
Economic slowdowns, negative political events and changes in the competitive environment have affected and could adversely affect future operating results.
     Several factors impact the hospitality industry. Many of the businesses to which we have made, or will make, loans are susceptible to economic slowdowns or recessions. Generally, during economic downturns there may be reductions in business travel and consumers take fewer vacations. In addition, the environment for travel can be significantly affected by a variety of factors including adverse weather conditions or natural disasters, health concerns, international, political or military developments and terrorist attacks. Bankruptcies, recessions, or other political or geopolitical events could continue to negatively affect our borrowers. Our non-performing assets may continue to increase during these periods. These conditions could lead to additional losses in our portfolio and a further decrease in our interest income, net income and the value of our assets.
     We believe the risks associated with our operations are more severe during periods of economic slowdown or recession. Declining real estate values may further reduce the level of new mortgage loan originations, since borrowers often use existing property value increases to support investment in additional properties.
     Borrowers may also be less able to meet their debt service, property tax, insurance and/or franchise fee requirements if the real estate economy continues to weaken. Furthermore, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our exposure. Increased payment defaults, foreclosures and/or losses could adversely affect our results of operations, financial condition, liquidity, business prospects and our ability to make dividend distributions.
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

There may be significant fluctuations in our quarterly results which may adversely affect our share price.
     Our quarterly operating results fluctuate based on a number of factors, including, among others:
•	Interest rate changes;

•	Expenses related to real estate owned or assets currently in the foreclosure process;

•	The amount of non-performing loans;

•	The volume and timing of loan originations and prepayments of our loans receivable;

•	The recognition of gains or losses on investments;

•	The level of competition in our markets; and

•	General economic conditions, especially those which affect the hospitality industry.
     As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.
     If we lower our dividend, the market value of our common shares may decline.
     The level of our dividend is established by our Board of Trust Managers from time to time based on a variety of factors, including market conditions, REIT taxable income and maintenance of REIT status. Various factors could cause our Board of Trust Managers to decrease our dividend level, including continued credit market dislocations, terms of our Revolver covenants, additional borrower defaults resulting in a material reduction in our cash flows or material losses resulting from loan liquidations. If we lower our dividend, the market value of our common shares could be adversely affected.
     We have risk and substantial expenses associated with holding and/or operating our real estate owned.
     Our real estate owned is subject to a variety of risks including, but not limited to:
•	We are currently dependent upon third party managers to operate and manage our real estate owned. As a REIT, PMC Commercial cannot directly operate hospitality real estate owned;

•	Our real estate owned may be operated at a loss and such losses may be substantial;

•	Our insurance coverage may not be sufficient to fully insure our businesses and assets from claims and/or liabilities, including environmental liabilities;

•	We may be required to make significant capital improvements to maintain our real estate owned;

•	In conjunction with the operations of our real estate owned, we are subject to numerous Federal and state laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons; and

•	Under various laws and regulations, we may be considered liable for the costs of remediating or removing hazardous substances found on our property, regardless of whether we were responsible for its presence.
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
     As a company whose common shares are publicly traded, we are subject to the rules and regulations of the SEC. In addition, many of our operations are regulated by the SBA. Changes in laws that govern our entities may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or results of operations.
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
The discontinuation of government sponsored programs implemented to provide stability to financial markets may have a material adverse impact on us.
     In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets. These programs and other legislative and regulatory efforts related to the financial markets appeared to stabilize the liquidity available in global financial markets. However, many of the government sponsored programs were temporary and have been discontinued. Should the expiration of these or other legislative or regulatory initiatives cause instability and cause a reduction in liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially adversely affected. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
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
     In order for PMC Commercial to qualify as a REIT, no more than 50% in value of our outstanding common shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts.
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
     Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, as of December 31, 2009, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
     Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2009. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
Item 4. RESERVED

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common shares are currently traded on the NYSE Amex under the symbol “PCC.” Prior to the fourth quarter of 2008, our common shares were traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the applicable exchange and the regular and special dividends per share declared by us for each such period.

			Regular	Special
			Dividends Per	Dividends Per
Quarter Ended	High	Low	Share	Share
December 31, 2009	$8.00	$7.02	$0.160	—
September 30, 2009	$7.70	$6.20	$0.160	—
June 30, 2009	$8.45	$5.35	$0.160	—
March 31, 2009	$8.46	$4.21	$0.225	—

December 31, 2008	$9.05	$4.67	$0.225	$0.140
September 30, 2008	$8.60	$7.02	$0.225	—
June 30, 2008	$8.63	$6.82	$0.225	—
March 31, 2008	$11.15	$6.86	$0.200	—
     On March 1, 2010, there were approximately 825 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on March 1, 2010 was $7.20.
     Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). In determining dividend policy, our Board considers many factors including, but not limited to, current cash flows available for dividend distribution, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
     We declared a special dividend in the fourth quarter of 2008. We determined this special dividend was warranted as taxable income was greater than distributions prior to 2008. In addition, the declaration of this special dividend helped to alleviate the 4% excise tax that would have been charged during 2008.
     We have certain covenants within our Revolver that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments. See “Selected Financial Data” in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 and “Financial Statements and Supplementary Data” in Item 8 for additional information concerning dividends.
     We have not had any sales of unregistered securities during the last three years.
     See Item 12 in this Form 10-K for information regarding our equity compensation plans.

     Performance Graph
     The following information in Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
     The line graph below compares the percentage change in the cumulative total shareholder return on our common shares of beneficial interest with the cumulative total return of the Russell 2000 and our Peer Group which consists of the publicly traded REITs listed on the NYSE, NYSE Amex (and its precedessors, AMEX and NYSE Alternext US) and the NASDAQ for the period from December 31, 2004 through December 31, 2009 assuming an investment of $100 on December 31, 2004 and the reinvestment of dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

	December 31,
Index	2004	2005	2006	2007	2008	2009

PMC Commercial Trust	100.00	88.82	118.95	93.37	73.86	83.09
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
PMC Commercial Trust Peer Group	100.00	78.19	109.93	84.68	55.29	70.25
Source: SNL Financial LC

Item 6. SELECTED FINANCIAL DATA
     The following is a summary of our Selected Financial Data as of and for the five years in the period ended December 31, 2009. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share information)

Total revenues (1)	$16,267	$23,117	$27,295	$28,973	$24,437
Income from continuing operations (1)	$6,057	$9,022	$12,094	$13,532	$9,345
Discontinued operations	$704	$784	$1,041	$2,152	$1,952
Net income	$6,761	$9,806	$13,135	$15,684	$11,297

Basic weighted average common shares outstanding	10,573	10,767	10,760	10,748	10,874
Basic and diluted earnings per common share:
Income from continuing operations	$0.57	$0.84	$1.12	$1.26	$0.86
Net income	$0.64	$0.91	$1.22	$1.46	$1.04
Dividends declared, common	$7,445	$10,908	$12,915	$13,975	$13,569
Dividends per common share	$0.705	$1.015	$1.20	$1.30	$1.25

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Loans receivable, net (2)	$196,642	$179,807	$165,969	$169,181	$157,574
Retained Interests	$12,527	$33,248	$48,616	$55,724	$62,991
Real estate investments	$—	$—	$—	$4,414	$23,550
Total assets	$228,243	$227,524	$231,420	$240,404	$259,192
Debt	$66,534	$57,938	$59,185	$64,841	$84,040
Redeemable preferred stock of subsidiary	$1,975	$3,876	$3,768	$3,668	$3,575

(1)	The decrease in total revenues and income from continuing operations is primarily due to declines in LIBOR. At December 31, 2009, approximately 67% of our loans are based on LIBOR.
(2)	Our loans receivable increased during 2009 primarily due to the consolidation of several previously off-balance sheet securitizations which reached their “clean-up” call option.

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
Business Overview
     We are primarily a commercial mortgage lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our outstanding loans are predominantly (93% at December 31, 2009) to borrowers in the limited service hospitality industry.
     We are organized as a REIT. Our loan underwriting is consistent and, among other things, typically requires (1) significant equity investments by the borrower in the property, (2) personal guarantees from the borrower, (3) operating experience by the borrower and (4) evidence of adequate repayment ability. We do not originate any “higher-risk” loans such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans or loans with initial teaser rates. We also do not originate any residential mortgage loans.
     Our business of originating loans is affected by general commercial real estate fundamentals and the overall economic environment. We have designed our strategy to be flexible so that we can adjust our loan activities in anticipation of, and in reaction to, changes in the commercial real estate capital and property markets and the overall economy as well as changes to the specific characteristics of the underlying real estate assets that serve as collateral for the majority of our investments.
Executive Summary
     We are a specialty commercial finance company that specializes in lending to the limited service hospitality industry. In general, both the commercial finance and hospitality industries experienced turbulence during 2009 which continued into 2010. We believe the current economic environment is complicated and risky and will continue to present increasing challenges to us and our industry. We continue to believe our commercial lending business has strong long-term fundamentals. However, due to these economic conditions, we have experienced, and continue to experience, the following:
•	Loan origination limitations;

•	Reduced operating margins due to lack of economies of scale;

•	Limited access to capital, and if such capital is available, at increased costs that may be significant;

•	An increase in watch list loans and borrower requests for deferments of payments;

•	An increase in real estate owned and foreclosure proceedings with a corresponding increase in expenses related to these assets;

•	An inability to engage in structured loan transactions; and

•	Reduced cash available for distribution to shareholders, particularly as our portfolio yield is reduced by lower variable interest rates, scheduled maturities, prepayments and non-performing loans.
     We seek to position ourselves to be able to take advantage of opportunities once market conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:
•	Paying dividends to our shareholders;

•	Originating quality assets and earning interest and fees;

•	Enhancing cash flows from our investment portfolios;

•	Repositioning non-performing assets;

•	Exploring alternative financing sources; and

•	Exploring alternative strategic activities.
We believe that these are the appropriate steps to position us for long-term growth.
Liquidity
     Recessionary economic conditions contributed to the abrupt and significant devaluations of assets directly or indirectly linked to the real estate finance markets. The attendant removal of liquidity, both long and short-term, from the capital markets has significantly hampered our ability to operate our business strategy. These challenges are impacting our ability to fully utilize our lending platform and have reduced yields on our assets as interest rates declined.
     The current liquidity crisis and recession continue to severely restrict leverage availability throughout the economy. A major part of our business plan was to originate loans and then sell those loans through privately-placed structured loan transactions while retaining residual interests in the loans sold by retaining a subordinate financial interest. This was successful and allowed us to grow our portfolio of serviced loans to approximately $500 million during 2004. The use of the securitization market to sell our loans was a principal driver of this portfolio growth. While we believe that our retained portfolio of loans could be structured as a securitization, due to the current liquidity crisis, a market for our type of securitization may not be available at terms which are acceptable in the near future.
     As we continue to assess the impact of the change in the credit and capital markets on our long-term business strategy, we are focusing on actively managing our existing investment portfolio, identifying the best course of action for loan originations utilizing the SBA 7(a) Program loan platform and evaluating potential benefits from alternative business strategies.
     Due to the anticipation of capital constraints, during 2008 we significantly restricted non-SBA 7(a) Program loan origination activity and implemented cost reduction initiatives to streamline our sales, credit and servicing, as well as outsourcing some functions. Annual savings for the cost reduction initiatives during the 12 months subsequent to their implementation were approximately $1.2 million.
     Concurrent with the fundamental changes in credit markets and our anticipated reduced liquidity needs resulting from our lending shift to SBA 7(a) Program loan originations, our Revolver was extended as follows: (1) the amount available was reduced during 2010 from $45 million available during 2009, (2) we provided collateral as security to our lender and (3) the interest rate was increased from LIBOR plus 1.63% to LIBOR plus 3.00% or from the lender’s prime rate less 0.75% to the lender’s prime rate. The amount available under the Revolver was reduced to $40 million at December 31, 2009. During February 2010, we voluntarily reduced the amount available to $35 million since this amount was better aligned with our working capital needs during the first quarter of 2010. The amount available will be further reduced by $5 million each quarter commencing June 30, 2010 at which time the amount available will be reduced to $30 million. The amount available under the Revolver will be reduced to $20 million on December 31, 2010 at which time the Revolver will also mature.
     While we do not believe that our SBA 7(a) Program loan origination activity will be impacted during 2010, with the reduced availability during 2010 under our Revolver, we may not be able to take advantage of opportunities to expand our SBA 7(a) Program origination platform. We currently are targeting 2010 SBA 7(a) Program loan origination volume of between $30 million and $40 million. We anticipate funding needs for these originations to be between $6.0 million and $9.0 million during 2010 after sale of the guaranteed portion of the loans. Historically, we have also obtained liquidity from principal payments and prepayments on our loan portfolio. The amount of prepayment activity, that was robust during the years prior to 2009, was hindered by economic conditions. Consequently, during 2009, principal payments and prepayments we received that could be used for working capital were approximately $11.0 million compared to approximately $24.4 million during 2008. To the extent principal collections available for working capital were to be significantly further reduced, or to the extent we need additional capital for unanticipated items, we may need to curtail our SBA 7(a) Program loan commitments. To the extent we need additional funds for working capital, there can be no assurance that we would be able to increase the amount available under any short-term credit facilities or identify other sources of funds with acceptable terms.
General Economic Environment
     Commercial Real Estate and Lodging Industry
     During 2009, there was an increase in mortgage defaults in the broader commercial real estate market and a belief that these defaults will increase. This increase is due in part to credit market turmoil and declining property cash flows and property values. In addition, when there are more foreclosures on commercial real estate properties, the property values typically decline even further as supply exceeds demand in the market for the properties underlying these mortgages. We have experienced an increase in foreclosure activity. In conjunction with this increase and our real estate owned, we have experienced, and will likely continue to experience, (1) an increase in expenses as costs associated with these properties are incurred and (2) loan losses and/or impairment losses. Further, our ability to sell our real estate owned will be affected by many factors, including but not limited to, the number of potential buyers, number of competing properties on the market and other market conditions.
     Lodging demand in the United States generally appears to correlate to changes in U.S. GDP, with typically a two to three quarter lag. The hospitality industry including the limited service hospitality segment experienced reduced revenue per available room (“RevPAR”), occupancy and average daily room rates (“ADRs”). Leading lodging industry analysts, including PricewaterhouseCoopers LLP, have noted the following:
•	Economic growth is expected to gradually accelerate during 2010;

•	Occupancy levels are expected to slightly increase by the end of 2010 due to increasing demand and slowing supply growth; and

•	ADRs are expected to decrease during 2010 due to projected declines in RevPAR.
     Market Conditions
     At this time, we are uncertain as to how long the present economic conditions will remain and what shape the economy will take in the future. As a result of the prolonged recessionary economic turmoil, the availability of capital for providers of real estate financing is severely restricted. As a result, capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages.
     Banks and other lending institutions have tightened lending standards and restricted credit. The structured credit markets, including the asset-backed securities (“ABS”) markets, seized up. The turmoil continued to spread with almost all capital markets being negatively impacted and liquidity in these markets remaining severely limited. While delinquencies in the commercial real estate markets remained low during 2008, the lack of liquidity in ABS, commercial mortgage-backed securities (“CMBS”) and other commercial mortgage markets negatively impacted commercial real estate sales and financing activity during 2009. While we believe these conditions are temporary and the commercial real estate market fundamentals will return over the long-term, we are unable to predict how long these conditions will continue and what long-term impact they may have on the market.
     In response to the market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets. These programs and other legislative and regulatory efforts related to the financial markets provided increased liquidity in global financial markets. However, many of the government sponsored programs were temporary and have been discontinued. Should the expiration of these or other legislative or regulatory initiatives cause instability and cause a reduction in liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially adversely affected. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
Strategic Alternatives
     The current credit and capital market environment remains unstable and we continue to review and analyze potential strategic alternatives. While we continue to explore and evaluate strategic opportunities as they present themselves, our primary focus is presently on maximizing the value of our current investment portfolio and business strategy and exploring opportunities for alternative liquidity sources.
SBA 7(a) Program
     As a result of our reduced liquidity, we are focusing on origination of SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans and then sell the government guaranteed portion to investors who then bundle and sell those loans using the ABS market.
     As a result of the liquidity crisis, the market for Secondary Market Loan Sales was adversely affected during the fourth quarter of 2008. During 2009, this market rebounded and at December 31, 2009 was at levels approximating the market prior to the liquidity crisis. There can be no assurance that this market will continue with premiums at this level or that liquidity will be available.

     The American Recovery and Reinvestment Act (the “Stimulus Bill”) passed in February 2009, contained provisions that benefitted the SBA which we believe had a positive impact on our lending operations. The Stimulus Bill provided the SBA with temporary funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans until March 2010, as extended. There is currently legislation being reviewed by Congress that contains provisions to allow the SBA to support larger loans and provide more financing options to a larger segment of small businesses including (1) increasing the 7(a) loan limit from $2 million to $5 million, (2) allowing the 504 loan program to refinance short-term commercial real estate debt into long-term, fixed-rate loans and (3) extending the authorization to provide 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) and 504 loans through December 31, 2010. We believe that we would benefit from the increase in 7(a) loan limits, extension of 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) loans. We are not currently utilizing the 504 program due to our limited liquidity.
Loan Portfolio Performance
     Economic conditions have subjected many of our borrowers to financial stress. The operations of many of the limited service hospitality properties collateralizing our loans have been negatively impacted by the prolonged economic recession. We have experienced, and continue to experience, increases in payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment or lack of timely payment of real estate taxes and franchise fees and borrower requests for deferments of payment. In addition, we have recently experienced an increase in real estate owned and foreclosure activities.
     For real estate secured loans, due to our borrowers’ equity in their properties, the value of the underlying collateral, the operations of the businesses and other factors such as having recourse to the guarantors, we have not historically experienced significant losses. However, if the economy or the commercial real estate market does not improve, we could experience an increase in credit losses. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
     We continue to actively monitor and manage our potential problem loans. In a limited number of instances, where it is likely to maximize our return, we will consider restructuring loans. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience reductions in net investment income and cash flow. Bank and CMBS financing has become less available as a source of refinancing for our borrowers, which slowed the pace of prepayments by our borrowers while also creating new lending opportunities for us. Liquidity for commercial properties including hospitality properties remains limited since banks are hesitant to lend and the securitization market for commercial real estate assets remains limited.
Loan Activity
     During 2009, we funded $30.4 million of loans. Depending on liquidity, we anticipate that fundings during 2010 will be $30 million to $40 million. These originations will be predominantly through the SBA 7(a) Program.
     We had a significant amount of prepayments of our serviced loans from 2006 to 2008. The result was a reduction in our total serviced portfolio outstanding from its peak of approximately $498 million during 2004 to $274 million at December 31, 2009. We saw high levels of prepayment activity during the first half of 2008; however, the credit market disruptions have had a moderating effect. Our prepayment activity slowed during the last half of 2008 and during 2009 and we anticipate that the amount of prepayments will continue at relatively low levels during 2010.
     In addition to our Retained Portfolio of $198.2 million at December 31, 2009, we service approximately $75.5 million of aggregate principal balance remaining on loans that were sold in structured loan sale transactions and Secondary Market Loan Sales. Since we retain a residual interest in the cash flows from our sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions will be consolidated and included in our Retained Portfolio. Therefore, we provide information on both our Retained Portfolio and our Aggregate Portfolio.

     Information on our Aggregate Portfolio, including prepayment trends, was as follows:

	December 31,
	2009	2008	2007	2006	2005	2004
	(Dollars in thousands)
Aggregate Portfolio (1)	$273,687	$275,530	$326,368	$397,567	$447,220	$468,158
Loans funded	$30,435	$34,587	$33,756	$51,686	$49,942	$49,733
Prepayments (2)	$12,795	$68,556	$84,137	$91,710	$41,049	$15,931
% Prepayments (3)	4.6%	21.0%	21.2%	20.5%	8.8%	3.2%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.
(2)	Does not include balloon maturities of SBA 504 program loans.
(3)	Represents prepayments as a percentage of our Aggregate Portfolio outstanding as of the beginning of the applicable year.
Market Interest Rates
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
     On our variable-rate loans, we charge a spread over a base rate, either LIBOR or the prime rate which is set on the first day of each quarter. For the first quarter of 2010, the LIBOR and prime rates are 0.25% and 3.25%, respectively. Historically, the base rates were as follows:

	2009	2008	2007
LIBOR
First Quarter	1.44%	4.73%	5.36%
Second Quarter	1.21%	2.70%	5.35%
Third Quarter	0.60%	2.79%	5.36%
Fourth Quarter	0.29%	3.88%	5.23%
Average	0.88%	3.53%	5.33%

Prime Rate
First Quarter	3.25%	7.25%	8.25%
Second Quarter	3.25%	5.25%	8.25%
Third Quarter	3.25%	5.00%	8.25%
Fourth Quarter	3.25%	5.00%	7.75%
Average	3.25%	5.63%	8.13%
     Most of our retained loans (approximately $151.0 million) and our consolidated debt (approximately $58.4 million) are based on LIBOR or the prime rate. On the net difference of $92.6 million between our variable-rate loans and debt, interest rate reductions will have a negative impact on our future earnings. In general, a 100 basis point reduction in variable interest rates will cause a reduction in our net interest income of approximately $0.9 million assuming no other portfolio changes.

LOAN PORTFOLIO INFORMATION AND STATISTICS
General
     Loans funded during 2009 and 2008 were $30.4 million and $34.6 million, respectively. Depending on liquidity, we anticipate loan fundings to be between $30 million and $40 million during 2010. At December 31, 2009 and 2008, our outstanding commitments to fund new loans were approximately $20.7 million and $10.0 million, respectively. All of our commitments are for variable-rate SBA 7(a) Program loans which provide an interest rate match with our present sources of funds and these loans also provide an SBA guarantee for 75% to 90% of the loan amount.
Retained Loan Portfolio Rollforwards
     The following table summarizes our loan activity for the five-year period ended December 31, 2009:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Loans receivable, net — beginning of year	$179,807	$165,969	$169,181	$157,574	$128,234
Loans originated (1)	62,998	55,950	44,419	71,530	58,852
Principal reductions (1)	(39,636)	(42,026)	(42,615)	(55,955)	(23,791)
Loans transferred to real estate owned (2)	(4,948)	—	(4,917)	(3,730)	(5,657)
Other adjustments (3)	(1,579)	(86)	(99)	(238)	(64)

Loans receivable, net — end of year	$196,642	$179,807	$165,969	$169,181	$157,574

(1)	See detailed information below.
(2)	Loans on which the collateral was foreclosed upon and the assets were subsequently classified as real estate owned.
(3)	Represents the net change in loan loss reserves, discounts and deferred commitment fees. The increase in 2009 from prior years is due to increases in general and specific loan loss reserves and retained loan discounts on Secondary Market Loan Sales.

     Detailed information on our loans originated and principal reductions for the five-year period ended December 31, 2009 was as follows:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$2,425	$19,739	$28,416	$36,855	$35,849
SBA 7(a) Program loans	28,010	10,971	2,888	8,537	10,703
SBA 504 program loans (1)	—	3,877	2,452	6,294	3,805

Total loans funded	30,435	34,587	33,756	51,686	50,357

Non-cash Loan Originations:
2003 Joint Venture (2)	19,993	—	—	—	—
2002 Joint Venture (3)	12,570	—	—	—	—
2001 Joint Venture (3)	—	13,760	—	—	—
1999 Partnership (3)	—	7,603	—	—	—
Loans originated in connection with the sales of real estate owned and hotel properties	—	—	10,663	19,844	8,495

Total loans originated	$62,998	$55,950	$44,419	$71,530	$58,852

Principal Repayments (4):
Prepayments	$5,600	$27,938	$26,549	$40,686	$9,367
Proceeds from the sale of SBA 7(a) guaranteed loans	24,996	4,059	1,971	6,373	7,785
Scheduled principal payments	9,040	5,330	6,010	6,554	4,459
Balloon maturities of SBA 504 program loans	—	4,699	8,085	2,342	2,180

Total principal repayments	$39,636	$42,026	$42,615	$55,955	$23,791

(1)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.
(2)	We attained, but did not exercise, our “clean-up call” provisions resulting in loans which were previously off-balance sheet now being included in our Retained Portfolio.
(3)	We exercised our “clean-up call” provisions resulting in loans which were previously off-balance sheet now being included in our Retained Portfolio.
(4)	Does not include principal reductions for loans transferred to real estate owned.
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
     When loans receivable are repaid prior to their maturity, we may receive prepayment fees. Prepayment fees result in one-time increases in our income. Many of the prepayment fees for our aggregate fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater prepayment fees as current market interest rates decrease. For our aggregate fixed-rate loans receivable, these fees are generally greater for those loans with higher interest rates although the prepayment fees typically decline as the loans get closer to their maturity. In addition, certain loans receivable have prepayment prohibitions of up to five years. Prepayment fees for our aggregate variable-rate loans receivable and fixed-rate loans receivable whose prepayment prohibition have expired are generally not significant. In general, the proceeds from the prepayments we receive are either used to repay debt, invested initially in temporary investments or if related to our SBICs held for use in their operations.
     Our SBLC typically sells the government guaranteed portion of its originated loans through private placements. We historically had Retained Interests in these loan sales which consisted only of the spread between the interest collected from the borrower and the interest paid to the purchaser of the guaranteed portion of the loan. These Retained Interests are especially sensitive to prepayments. Therefore, to the extent the prepayments of these loans exceed estimates, there may be a significant impact on the value of the associated Retained Interests. In addition, loans originated under the SBA 7(a) Program do not have prepayment fees which are retained by us.
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
     At December 31, 2009 and 2008, we had loan loss reserves of $1,257,000 and $480,000, respectively, including general loan loss reserves of $650,000 and $275,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.57% and 0.27% during 2009 and 2008, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
     During the five-year period ended December 31, 2009, our aggregate provision for loan losses, net, was approximately $1.9 million or 23 basis points per year of our five-year average loans receivable. Our total loan loss reserves and general loan loss reserves as a percentage of our outstanding portfolio were approximately 63 basis points and 33 basis points, respectively, at December 31, 2009. In addition to our general loan loss reserve, the retained portion of our loans held by our SBA 7(a) subsidiary with a face amount of approximately $16.7 million at December 31, 2009 is carried at approximately $15.2 million (a $1.5 million discount).
     Management has classified our loans receivable as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Satisfactory	$177,129	89.3%	$156,303	86.6%	$160,648	96.5%
Watch List	17,593	8.9%	12,507	6.9%	2,662	1.6%
Special Mention	759	0.4%	9,294	5.1%	3,064	1.8%
Problem	2,766	1.4%	2,501	1.4%	49	0.1%

	$198,247	100.0%	$180,605	100.0%	$166,423	100.0%

     The increase in our watch list loans is primarily due to a significant affiliated group of obligors who failed to pay property taxes when due.

Retained Interests
     Our Retained Interests primarily consisted of (1) the required overcollateralization (the “overcollateralized piece”), which is the retention of a portion of each of the Sold Loans, (2) the reserve fund, which represents the required cash balance owned by the QSPE and (3) the interest-only strip receivable (the “interest-only strip receivable”), which represents the future excess funds to be generated by the QSPE after payment of all obligations of the QSPE. In addition, First Western has historically had Retained Interests related to the sale of the guaranteed portion of loans originated pursuant to the SBA 7(a) Program.
     We retained a portion of the default and prepayment risk associated with the underlying loans of our Retained Interests. Actual defaults and prepayments, with respect to estimating future cash flows for purposes of valuing our Retained Interests will vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and related cash flows. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans sold. As a result of the lack of available market inputs, at the time our securitization transactions were completed and for each quarterly valuation update, we utilized a cash flow model to determine the estimated fair value of our Retained Interests.
     Based on loss of QSPE status resulting from a change in accounting rules, our off-balance sheet securitizations will be consolidated beginning January 1, 2010 and we will no longer record Retained Interests related to the sale of the guaranteed portion of SBA 7(a) Program loans.
Real Estate Owned and Foreclosure Activity
     We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. We are currently in the process of foreclosure proceedings on several properties collateralizing our serviced loans. Historically, subsequent to commencement of the foreclosure process, many borrowers brought their loans current; thus, we stopped the foreclosure process. Alternatively, borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process or modify the terms of the loan agreement. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the current market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans.
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
     We did not have any real estate owned at December 31, 2008. We foreclosed on the underlying collateral (a golf course, retail establishment and limited service hospitality property) of three loans during the last half of 2009. The estimated fair value of the combined collateral, based upon an expectation of the estimated fair value at the time of foreclosure, was approximately $5.5 million. In January 2010, we sold the golf course for cash proceeds of $2.5 million and recorded a gain of approximately $76,000. In February 2010, we entered into an agreement to sell our limited service hospitality property for $2.3 million. The sale will be financed by PMC Commercial and is expected to close in March 2010 although there can be no assurance that this sale will be completed. No gain or loss is expected to be recorded upon the sale. We are currently marketing to sell the remaining property. In addition, we have experienced and are experiencing net operating losses and holding costs in conjunction with our real estate owned. We expect these costs (included in discontinued operations on our consolidated income statement) to continue until the properties are sold.
     In connection with the sale of our real estate owned, we may finance a portion of the purchase price of the property. These loans will typically bear market rates of interest. While these loans are evaluated using the same methodology as our loans receivable, certain lending criteria may not be able to be achieved.
     Our non-accrual loans at December 31, 2009 total $3,151,000. Of this, $2,342,000 represents loans collateralized by two hospitality properties which are in the process of foreclosure. One property is located in Illinois while the other is located in South Carolina.

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
Determination of Loan Loss Reserves
     We evaluate our loans for possible impairment on a quarterly basis. Our impairment analysis includes general and specific loan loss reserves.
     The determination of whether significant doubt exists and whether a specific loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Our evaluation of the possible establishment of a specific loan loss reserve is based on, among other things, a review of our historical loss experience, the financial strength of any guarantors, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan appears impaired, the estimated fair value of the collateral. The estimated fair value of the collateral is determined based on the appraised value, tax assessed value and/or cash flows.
     We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review (and to the extent required, a specific identification reserve) are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. For each specifically identified loan, an evaluation is prepared to identify the exposure to loss. The specific identification evaluation begins with an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Appraisals are ordered on a case-by-case basis when management believes that the economic characteristics of the property warrant that a current appraisal be performed. We generally obtain FIRREA appraisals from certified appraisers from national companies. Management uses appraisals as tools in conjunction with other determinants of collateral value as described above to estimate collateral values; not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined based on many factors and is unique to each individual loan. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry (and further the limited service segment of the hospitality industry), our historical experience with similar borrowers and/or individual borrower or collateral circumstances, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the specifically identified exposure to loss (the difference between our outstanding loan balance and the estimated net realizable value) to establish the specifically identified reserve for that loan.
     The general loan loss reserve is established when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. Our general loan loss reserve was initially established on December 31, 2008 in response to the overall portfolio performance trends and economic conditions in order to adequately reserve for all loans (including performing loans and the portion of specifically identified loans for which probability of liquidation of less than 100% was utilized). The general loan loss reserve includes those loans which may have negative characteristics which have not yet become known to us and for potential future increases in liquidation probabilities as loans deteriorate. The general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to outstanding loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history, general economic conditions and more specifically current trends in the limited service hospitality industry.
     We continue to see increases in borrower requests for deferments, slow pays, insufficient funds payments, payment deficiencies, late fees and non-payment of real estate taxes and/or franchise fees. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations may be material.
Valuation of Real Estate Owned and Impaired Loans
     Real estate owned consists of properties acquired through foreclosure in partial or total satisfaction of non-performing loans. Real estate owned in satisfaction of a loan is recorded at estimated fair value less costs to sell at the date of foreclosure. Any excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value is recorded as gain on foreclosure within discontinued operations when title to the property is obtained.
     We have a quarterly review process to identify and evaluate potential exposure to impairment losses on our real estate owned. This evaluation uses management’s judgment of the estimated fair value of our real estate owned. Adjustments to the carrying value are generally based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral, operating statistics to the extent available and/or discussions with potential purchasers and are recorded as impairment losses in discontinued operations on our consolidated statements of income.
     Management’s estimation of the fair value of real estate owned is a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its assets. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our real estate owned and we utilize other methodologies to value the asset such as revenue information and tax assessed value, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset that are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction and information provided by individuals interested in acquiring our real estate owned.
     In addition, we use Level 3 inputs to determine the estimated fair value of our Impaired Loans. Adjustments to the carrying value of Impaired Loans are generally based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics to the extent available and are recorded as loan loss reserves.
Valuation of Retained Interests
     Due to the limited number of entities that conduct structured loan sale transactions with similar assets, the small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, we utilized our own data and assumptions to determine the value of our Retained Interests, in conjunction with our knowledge of similar markets for our type of Retained Interests. Based on these factors, our estimate of fair value may vary significantly from what a willing buyer would pay for these assets.
     The estimated fair value of our Retained Interests was determined based on the present value of estimated future cash flows from the QSPEs. The estimated future cash flows were calculated based on assumptions including, among other things, prepayment speeds and loan losses. We regularly measured loan loss and prepayment assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions were deemed necessary, they were made on a quarterly basis. Although we believe that assumptions as to the future cash flows of the structured loan sale transactions are reasonable, actual rates of loss or prepayments may vary significantly from those assumed. There has been no significant change in the methodology employed in valuing these assets.

     As a result of the lack of available market inputs, at the time our securitization transactions were completed and for each quarterly valuation update, we utilized a cash flow model to determine the estimated fair value of our Retained Interests.
     The discount rates utilized in computing the net present value of future cash flows were based on an estimate of the inherent risks associated with each cash flow stream. The riskiest component of our Retained Interests was the interest-only strip receivable which was subject to prepayment risk and risk of loss as a result of monetary default by an underlying loan. The discount rates for the interest-only strip receivable take into account the uncertainty resulting from the potential for prepayments and/or losses exceeding estimates and current and anticipated economic conditions. The reserve funds are available to repay the noteholders if the excess spread is not sufficient to satisfy the noteholder requirements (i.e., if loan defaults occur). In addition, the reserve fund is restricted until the transaction matures; accordingly, the discount rate utilized takes into account the risk premium for this restriction. Our overcollateralized piece is discounted based on a risk premium assuming that the reserve fund and excess spread are insufficient to pay the balances due to the noteholders. Although we believe these estimates of discount rates are reasonable estimates of market rate, purchasers of these types of investments may utilize different discount rates in determining their value of the estimated future cash flows.
     The following is a sensitivity analysis of our Retained Interests as of December 31, 2009 to highlight the volatility that results when loan losses and discount rates are different than our assumptions:

	Estimated Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 100 basis points per annum	$12,186	($341)
Losses increase by 200 basis points per annum	$11,873	($654)
Discount rates increase by 300 basis points	$11,868	($659)
Discount rates increase by 500 basis points	$11,451	($1,076)

(1)	Any depreciation of our Retained Interests is either included in the accompanying statement of income as a permanent impairment or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
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
     Origination fees and direct loan origination costs, net, are deferred and amortized to income as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

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
Income from Retained Interests
     The income from our Retained Interests primarily represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.
RESULTS OF OPERATIONS
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Overview

	Years Ended
	December 31,		Change
	2009	2008	$	%
	(Dollars in thousands, except per share data)
Total revenues	$16,267	$23,117	$(6,850)	(29.6%)
Total expenses	$10,377	$13,776	$(3,399)	(24.7%)
Income from continuing operations	$6,057	$9,022	$(2,965)	(32.9%)
Discontinued operations	$704	$784	$(80)	(10.2%)
Net income	$6,761	$9,806	$(3,045)	(31.1%)
     Net income decreased from 2008 to 2009 primarily due to:
•	A decrease in our net interest margin of $2,230,000 primarily due to a decrease in LIBOR; and

•	A decrease in yield generated from our Retained Interests of approximately $3,503,000 due to the attainment of “clean-up” call options causing a reduction in the weighted average balance of our Retained Interests and a reduction in the amount of fees received upon prepayment of the loans.
     The above reductions in net income were partially offset by:
•	A reduction in overhead (salaries and related benefits and general and administrative expenses) of $1,042,000 due primarily to our 2008 cost reduction initiatives; and

•	A one-time charge for severance costs of $1,808,000 during 2008 as a result of our cost reduction initiatives announced in October 2008.
     Based on loss of QSPE status resulting from a change in accounting rules, our off-balance sheet securitizations will be consolidated beginning January 1, 2010. At December 31, 2009, our off-balance sheet securitizations had loans receivable of $27.8 million, restricted cash and cash equivalents of $3.4 million and structured notes of $19.5 million. Upon consolidation, we will no longer record income from Retained Interests or servicing fee income related to these off-balance sheet securitizations. Instead, we will record interest income and interest expense.
     More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues
     The decrease in interest income of $3,360,000 was primarily attributable to decreases in LIBOR partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable increased to approximately $190.2 million during 2009 from $180.0 million during 2008 primarily due to the consolidation of loans previously included in off-balance sheet entities. At December 31, 2009, approximately 77% of our retained loans had variable interest rates. The average base LIBOR rate charged to our borrowers decreased from 3.5% during 2008 to 0.9% during 2009. During 2009, our average outstanding LIBOR based loans were approximately $126.0 million. The 260 basis point reduction in LIBOR caused an approximate $3.3 million reduction in interest income. The base LIBOR is 0.25% for the first quarter of 2010. To the extent variable rates decline further, they will have a negative impact on our earnings.
     Income from Retained Interests decreased primarily due to a 45% decrease in the weighted average balance of our Retained Interests outstanding to $21.4 million during 2009 compared to $38.9 million during 2008 due primarily to attainment of “clean-up call” options and a reduction in yield. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, decreased to 10.6% during 2009 from 15.0% during 2008. In addition, there was a decrease in unanticipated prepayment fees of approximately $1.3 million on the sold loans of the QSPEs. Based upon loss of QSPE status described above, only minimal income from Retained Interests will be recognized in future periods. Income from Retained Interests in future periods will consist solely of accretion income on the excess spread generated from the sale of the guaranteed portion of our SBA 7(a) Program loans prior to December 31, 2009. Beginning January 1, 2010, due to a change in accounting rules, we will no longer record Retained Interests upon sale of the guaranteed portion of our SBA 7(a) Program loans.
     Other income consisted of the following:

	Years Ended December 31,
	2009	2008
	(In thousands)
Premium income	$1,343	$223
Servicing income	370	469
Other loan related income	224	369
Prepayment fees	126	771
Other	162	380

	$2,225	$2,212

     Premium income results from Secondary Market Loan Sales. Of the $25.0 million of guaranteed portion of SBA 7(a) loans sold during 2009, $16.3 million were sold for cash premiums with an average premium collected of 8%. Beginning January 1, 2010, due to a change in accounting rules, any premium income to be recognized will be deferred for a period of at least 90 days until any potential contingency period for having to refund these premiums has been satisfied. Therefore, no premium income will be recorded during the first quarter of 2010. In addition, loan transactions for excess servicing spread previously recorded as a gain upon completion of the transaction will now be accounted for as a participating interest and no gain will be recognized. As a result of government initiatives that increased the maximum guaranteed percentage of loans from 75% to 90%, we were able to increase our volume of loan sales which benefitted our premium income during 2009. The guarantee percentage increase was extended through March 2010 and current legislation is being discussed that may further extend the increased guarantee percentage. The outcome of this legislation will have an impact on our income generated from Secondary Market Loan Sales.
     We saw high levels of prepayment activity during the first half of 2008; however, our prepayment activity was significantly reduced during the last half of 2008 and during 2009. We anticipate that the amount of prepayments will continue at relatively low levels during 2010. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.

Interest Expense
     Interest expense consisted of the following:

	Years Ended December 31,
	2009	2008
	(In thousands)
Junior subordinated notes	$1,143	$1,803
Revolver	667	793
Debentures payable	497	498
Structured notes	281	100
Conduit facility	—	434
Other	281	281

	$2,869	$3,909

     The weighted average cost of our funds was 4.1% during 2009 compared to 5.5% during 2008. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR. The conduit facility matured on May 2, 2008 and was repaid using proceeds from our Revolver. The weighted average outstanding on our Revolver increased to $25.0 million during 2009 from $17.4 million during 2008. As a result of the extension of our Revolver, the interest rate was increased by 1.375% for LIBOR-based borrowings and 0.75% for prime rate borrowings effective December 29, 2009. Based on the 2009 weighted average outstanding balance outstanding on the Revolver of $25.0 million, assuming LIBOR-based borrowings, interest expense would have been greater by approximately $350,000 during 2009.
     During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption. During March 2010, we redeemed the remaining 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.
     In September 2009, we repaid the remaining structured notes of the 2002 Joint Venture which had a fixed interest rate of 6.67%. In addition, beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes of $8.6 million which bear interest at LIBOR plus 2.5%.
     Effective January 1, 2010, due to a change in accounting rules, we will consolidate the structured notes of the 2000 Joint Venture and PMC Capital L.P. 1998 totaling $19.5 million and their related interest expense. The 2000 Joint Venture notes of $14.7 million bear interest at a fixed rate of 7.28% while the PMC Capital L.P. 1998 notes of $4.8 million bear interest at the prime rate less 1.0%.
Other Expenses
     General and administrative expense decreased from $2,304,000 during 2008 to $2,096,000 during 2009. General and administrative expenses during 2009 are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased by $437,000 primarily as a result of decreased professional fees and our cost reduction initiatives. Expenses related to assets currently in the process of foreclosure totaled $229,000 during 2009. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to receivers. We expect to continue to incur general and administrative expenses related to these problem loans until the foreclosure processes are completed; however, we are unable to estimate these expenses at this time and these expenses may be material. Once the foreclosure processes are completed, we expect that we will incur net losses which will be included in discontinued operations related to these properties. We did not have any assets in the process of foreclosure during 2008.
     Salaries and related benefits expense decreased from $4,705,000 during 2008 to $3,871,000 during 2009 due primarily to a reduction in workforce which was announced in October 2008. Annual savings from the cost reduction initiatives during the 12 months subsequent to their implementation were approximately $1.2 million which was primarily a reduction of salaries and related benefits. We expect that our salaries and related benefits expense in 2010 will remain consistent with 2009 salaries and related benefits expense.
     Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $552,000 and $521,000 for 2009 and 2008, respectively, resulting primarily from reductions in expected future cash flows due primarily to increased prepayments and loan losses. Due to the consolidation of our QSPEs effective January 1, 2010 we will no longer have Retained Interests related to these QSPEs; therefore, we expect minimal or no permanent impairments on our remaining secondary market Retained Interests during 2010.
     Provision for loans losses, net, increased to $989,000 during 2009 compared to $439,000 during 2008. We recorded a provision for loan losses, net, of $614,000 related to our specific loan loss reserves during 2009 due primarily to devaluations of commercial real estate collateralizing our limited service hospitality loans. We increased our general provision for loan losses by $375,000 during 2009 primarily due to the weakened economy and recession, devaluations of commercial real estate, increased Watch list loans and rising borrower delinquencies and deferment requests.
     Income tax benefit (provision) was a benefit of $167,000 during 2009 compared to a provision of $319,000 during 2008. This change was primarily due to (1) reduced earnings of one of our taxable REIT subsidiaries, (2) a deferred benefit resulting from increased loan loss reserves, and (3) a deferred benefit resulting from sale of loans of our SBA subsidiary.
Discontinued Operations
     Our discontinued operations consisted of the following:

	Years Ended December 31,
	2009	2008
	(In thousands)
Gains on sales of real estate	$721	$784
Gain on foreclosure	389	—
Net losses	(406)	—

Discontinued operations	$704	$784

     Gains on sales of real estate represent income recognition on previously deferred gains. At December 31, 2009, our remaining deferred gains were approximately $0.7 million. Deferred gains are recorded to income as principal is received on the related loans until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. Assuming timely collection of principal and interest, we anticipate only minimal recognition of deferred gains during 2010.
     Gain on foreclosure represents the initial gain recorded on the foreclosure of the collateral underlying a limited service hospitality property as its estimated fair value less costs to sell was greater than the carrying cost of the loan. While there can be no assurance that a transaction will be completed at a price at or above our estimates, we entered into an agreement to sell our limited service hospitality property at the recorded value in the property. The sale is expected to close in March 2010.
     We incurred net holding period losses included in discontinued operations of $406,000 during 2009 of which approximately $345,000 represents the losses from operating a golf course acquired in July 2009 and the remainder relates to our other properties acquired in 2009 (a retail establishment and a limited service hospitality property). In January 2010, we sold the golf course for cash proceeds of $2.5 million and recorded a gain of approximately $76,000. We expect to generate net holding period losses for our properties acquired through foreclosure until the properties are sold.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Overview

	Years Ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands, except per share data)
Total revenues	$23,117	$27,295	$(4,178)	(15.3%)
Total expenses	$13,776	$14,717	$(941)	(6.4%)
Income from continuing operations	$9,022	$12,094	$(3,072)	(25.4%)
Discontinued operations	$784	$1,041	$(257)	(24.7%)
Net income	$9,806	$13,135	$(3,329)	(25.3%)
     Net income decreased from 2007 to 2008 primarily due to:
•	A decrease in our net interest margin of $431,000 primarily due to a decrease in variable interest rates;

•	A decrease in yield generated from our Retained Interests of approximately $2.1 million due to the continued run-off of the underlying loans causing a reduction in our investment in Retained Interests and a reduction in the amount of fees received upon prepayment of the loans; and

•	A one-time charge for severance costs of approximately $1.8 million during 2008 as a result of our cost reduction initiatives announced in October 2008.
     The above reductions in net income were partially offset by:
•	A reduction in overhead (salaries and related benefits and general and administrative expenses) of $766,000 due primarily to our cost reduction initiatives and a decrease in professional fees; and

•	A reduction in impairments and provisions for loss of $489,000.
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
     We saw high levels of prepayment activity during the first half of 2008; however, we believe that the credit market disruptions have had a moderating effect. Our prepayment activity slowed during the last half of 2008. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.
     Premium income results from Secondary Market Loan Sales. To the extent we continue to increase our volume of SBA 7(a) Program loans originated and are able to sell the government guaranteed portion of these loans for a premium or excess servicing spread, there should be a corresponding increase in premium income. We did not sell any loans into the secondary market during the fourth quarter of 2008 due to market conditions.
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
Discontinued Operations
     Our discontinued operations consisted of the following:

	Years Ended December 31,
	2008	2007
	(In thousands)
Gain on sales of real estate	$784	$1,735
Net losses	—	(461)
Impairment losses	—	(233)

Discontinued operations	$784	$1,041

     We recorded gains on sales of real estate of $784,000 during 2008 due to income recognition on previously unamortized deferred gains. We recorded gains of $1,735,000 during 2007 resulting primarily from (1) the sale of two hotel properties for approximately $5.5 million generating gains of $1.1 million and certain real estate owned for approximately $7.6 million generating gains of approximately $185,000 and (2) the recognition of $420,000 in gain relating to the repayment in full of principal on a loan originated in connection with the sale of a hotel property with a deferred gain. At December 31, 2008, our remaining deferred gains were approximately $1.4 million. Deferred gains are recorded to income as principal is received on the related loans until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment.
     Net losses from discontinued operations were $461,000 during 2007 primarily resulting from fees for the prepayment of two mortgage notes of approximately $452,000 incurred in connection with the sale of the related hotel properties. As of June 30, 2007, we had sold or leased all of our hotel properties.
     Impairment losses were $233,000 for 2007 related to an estimated decline in fair value of real estate owned. There were no impairment losses during 2008.

SELECTED QUARTERLY FINANCIAL INFORMATION
The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2009
		Income From
		Continuing	Net	Earnings
	Revenues	Operations	Income	Per Share
	(In thousands, except earnings per share)
First Quarter	$3,991	$1,596	$1,626	$0.15
Second Quarter	3,872	1,544	1,564	0.15
Third Quarter	4,237	1,469	1,895	0.18
Fourth Quarter	4,167	1,448	1,676	0.16

	$16,267	$6,057	$6,761	$0.64

	Year Ended December 31, 2008
		Income From
		Continuing	Net		Earnings
	Revenues	Operations	Income		Per Share
	(In thousands, except earnings per share and footnote)
First Quarter	$6,422	$3,045	$3,383		$0.31
Second Quarter	6,214	3,105	3,529		0.33
Third Quarter	5,080	587	603	(1)	0.06
Fourth Quarter	5,401	2,285	2,291		0.21

	$23,117	$9,022	$9,806		$0.91

(1)	Includes severance and related benefits of $1,573,000 related to our cost reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
     Information on our cash flow was as follows:

	Years Ended
	December 31,
	2009	2008	Change
	(In thousands)
Cash provided by operating activities	$5,860	$5,969	$(109)
Cash provided by investing activities	$9,676	$12,435	$(2,759)
Cash used in financing activities	$(18,304)	$(19,283)	$979
Operating Activities
     Our net cash flow from operating activities is primarily used to fund our dividends. Our net cash flows from operating activities do not correlate to cash available for dividends; therefore, we adjust net cash provided by operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow from operating activities. Modified Cash is calculated by adjusting our cash from operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held, for sale, net of proceeds from sale of guaranteed loans (“Operating Loan Activity”). Modified Cash is one of the measurements used by our Board in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.
     The following reconciles net cash flow from operating activities to Modified Cash:

	Years Ended
	December 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$5,860	$5,969
Change in operating assets and liabilities	1,049	(682)
Operating Loan Activity	(612)	4,338

Modified Cash	$6,297	$9,625

     To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During 2009 and 2008, dividends paid were greater than our Modified Cash by $3,384,000 and $609,000, respectively. The excess distribution during 2009 includes the payment of approximately $1.5 million of special dividends related to taxable income during 2008. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on our loans receivable.
Investing Activities
     Our primary investing activity is the origination of loans and collections on our investment portfolio. During 2009 and 2008, the primary source of funds was principal collected on loans receivable in excess of loans funded of $8,589,000 and $11,777,000, respectively.
     Due to the current economic environment, prepayment activity on our loan portfolio has been significantly reduced. We anticipate that principal payments to be received in 2010 will range from $11.0 million to $13.0 million. In addition, our need for capital to fund new loans has been reduced by virtue of the focus of loan origination activity to SBA 7(a) Program loans and the increase in the guarantee percentage available for loan commitments prior to February 2010. We anticipate funding needs between $6.0 million and $9.0 million during 2010 after sale of the guaranteed portion of the loans. To the extent our loan origination liquidity needs were to exceed our principal repayments and any proceeds from liquidating the collateral of our problem loans, we would use our Revolver to fund the shortfall.
Financing Activities
     We used funds in financing activities during 2009 and 2008 primarily to pay dividends of $9,681,000 and $10,234,000, respectively. In addition, during 2009, we (1) redeemed $2,000,000 of redeemable preferred stock of subsidiary due in September 2009 using cash available of our SBIC subsidiary, (2) exercised the “clean-up” call option and repaid the structured notes of the 2002 Joint Venture of $5,517,000 using the reserve fund, cash on hand and proceeds from our Revolver and (3) repurchased common shares under our share repurchase plan for $1,076,000. During 2009, the net activity from our Revolver was a $300,000 source of funds. During 2008 we repaid $7,205,000 in structured notes of one of our securitizations and repurchased common shares for $594,000. In addition, our conduit facility matured May 2, 2008 and the balance outstanding on the conduit facility (approximately $22 million) was repaid using proceeds from our Revolver.
Sources and Uses of Funds
Liquidity Summary
     Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) cash flow from operations (including Secondary Market Loan Sales), (2) proceeds from principal and interest payments, (3) borrowings under any short-

term credit facilities. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term. To the extent it were necessary and to the extent available to us, we may utilize (1) proceeds from potential loan and asset sales, (2) new financings or additional securitization offerings and (3) proceeds from potential common or preferred equity offerings for additional liquidity.
     In addition to our Revolver, our debt obligations include (1) approximately $27.1 million of subordinate long-term variable-rate financing through our trust preferred security (“TruPS”) issuance, with a cost of the 90-day LIBOR plus 325 basis points which matures in 2035, (2) fixed-rate SBA debentures and redeemable preferred stock obligations of our SBICs totaling approximately $10.2 million and maturing commencing with $2.0 million in May 2010 and (3) structured notes related to the 2003 Joint Venture of $8.3 million. At December 31, 2009, we had approximately $7.2 million in cash on hand at our SBICs which may be used to satisfy their obligations. During March 2010, we repaid the $2.0 million of redeemable preferred stock of our SBIC using the SBIC’s cash on hand.
     Based on loss of QSPE status resulting from a change in accounting rules, our off-balance sheet securitizations will be consolidated beginning January 1, 2010. This change should not have a negative effect on our debt covenant compliance, financial position or liquidity.
     Due to continued market turbulence, we do not anticipate having the ability in the next six months to access debt capital through new or increased warehouse lines, new securitization issuances or new trust preferred issuances. However, there are indications that the securitization market may be available in the near future although the costs are not known and we may not be able to structure a transaction that is cost efficient. We continue to explore ways to extend or refinance our short-term Revolver; however, in the event we are not able to extend or refinance our Revolver or successfully secure alternative financing, we will rely on cash flows from operations (including Secondary Market Loan Sales), principal payments (including prepayments), and (if necessary) proceeds from asset and loans sales to satisfy these requirements.
     If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt. If we are unable to repay our borrowings in such a situation, we may need to prematurely sell assets or our lenders could force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due, terminate commitments thereunder, and allows the mortgage loan collateral held as security for the Revolver to be liquidated by the lender to satisfy any balance outstanding and due pursuant to the Revolver. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders.
Sources of Funds
     In general, we require liquidity to originate new loans and repay principal and interest on our debt. Our operating revenues are typically utilized to pay our operating expenses and dividends. During 2009, we utilized principal collections on existing loans and Retained Interests and borrowings under our Revolver as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
•	Structured loan financings or sales;

•	Issuance of SBA debentures;

•	Secondary Market Loan Sales;

•	Issuance of junior subordinated notes; and/or

•	Common equity issuance.
     As discussed previously, these markets (with the exception of SBA debentures and Secondary Market Loan Sales) are not available to us at the present time and there can be no assurance that they will be available in the future. At our current share price, we do not intend to issue common shares. Since 2004, our working capital was provided through credit facilities and the issuance of junior subordinated notes. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is a limited market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available to us in the future. Until this market becomes more readily available, our ability to grow is limited.
     The limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) Program loan origination activity. Depending on the availability of other sources of capital including principal prepayments on our unrestricted loans, we may have to curtail some SBA 7(a) Program lending opportunities in 2010. A reduction in the availability of the above sources of funds could have a material adverse impact on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
     Our Revolver matures December 31, 2010. There can be no assurance that we will be able to extend or refinance our Revolver upon its maturity. As a result, our ability to grow will be limited unless we are subsequently able to increase the aggregate availability under any extension or replacement of the Revolver or secure additional financing. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any short-term credit facilities or identify other sources of funds at an acceptable cost, if at all.
     We rely on Secondary Market Loan Sales to create availability and/or repay principal due under our Revolver. Once fully funded, we typically sell the government guaranteed portion of our SBA 7(a) Program loans pursuant to Secondary Market Loan Sales. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.
     We continue to have debt-to-equity ratios well below 1:1 with the ratio being approximately 0.5:1 at December 31, 2009. This ratio is well below that of typical specialty commercial finance companies.
     As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2010, we anticipate that our cash flows from operating activities, as adjusted, will be utilized to fund our expected 2010 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
     Our Revolver requires us to comply with certain covenants, the most restrictive of which provides for a maximum amount of problem assets as defined in the agreement. The maximum problem assets cannot exceed 10% of beneficiaries’ equity calculated on a quarterly basis. In addition, we have (1) an asset coverage test based on our cash and cash equivalents and loans receivable as a ratio to our senior debt of 1.25 times, (2) a covenant that limits our ability to pay out returns of capital as part of our dividends and (3) a minimum equity requirement of $145 million. At December 31, 2009, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants during 2010, there can be no assurance that we will be able to do so.
Uses of Funds
     Currently, the primary use of our funds is to originate loans and for repayment of the principal and interest of our debt. Our outstanding commitments to fund new loans were $20.7 million at December 31, 2009, all of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $3.2 million related to these loans; however, the loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. We expect that fundings during 2010 will range from $30 million to $40 million. In addition, we use funds for operating deficits and holding costs of our real estate owned and properties in the process of foreclosure.
     There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold pursuant to Secondary Market Loan Sales. In these instances, our liquidity would be affected in the short-term. In addition, once fully funded, we anticipate the ability to sell the government guaranteed portion of our SBA 7(a) Program loans into the secondary market pursuant to Secondary Market Loan Sales. The market demand for our Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operation could be adversely affected.
     The interest rate payable under the Revolver is LIBOR plus 3% or the bank’s prime rate. The amount available under the Revolver is $35 million. The amount available will be reduced by $5 million each quarter commencing June 30, 2010 at which time the available amount will be reduced to $30 million. The amount available may be further reduced if the aggregate amount of prepayments received by PMC Commercial and First Western on their loan portfolios exceeds $12 million in which case the amount available under the Revolver will be further reduced by an aggregate amount equal to 75% of such excess effective as of the last day of each fiscal quarter beginning March 31, 2010. While not anticipated, if we were to receive more than $12 million in principal prepayments, since we anticipate most of the initial $12 million of prepayments would have been used to reduce the outstanding balance on our Revolver, we do not believe the further reductions in availability will have any impact on us. The amount available under the Revolver will further reduce to $20 million on December 31, 2010 at which time the Revolver will also mature.
     One of our SBICs has $2.0 million of redeemable preferred stock due in May 2010. We repaid this redeemable preferred stock during March 2010 using the SBIC’s cash on hand.
     We may pay dividends in excess of our funds from operating activities to maintain our REIT status or as approved by our Board. During 2009, our sources of funds for our dividend distributions of approximately $9.7 million were cash flows from operating activities of $5.9 million and principal collections on our loans of $3.8 million. See “Cash Flow Analysis — Operating Activities” for a discussion on shortfalls.
Seasonality
     Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise temporarily after the summer months due primarily to reductions in business travel and consumer vacations.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
     The following summarizes our contractual obligations at December 31, 2009:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)
Debt:
Debentures payable (2)	$8,190	$—	$—	$4,190	$4,000
Structured notes (3)	8,291	$1,239	$2,637	$2,791	$1,624
Redeemable preferred stock of subsidiary (4)	2,000	2,000	—	—	—
Revolver	23,000	23,000	—	—	—
Junior subordinated debt (5)	27,070	—	—	—	27,070

Interest:
Consolidated debt (6)	28,040	2,474	3,236	2,841	19,489
Mortgage note of unconsolidated subsidiary	96	89	7	—	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (7)	1,089	83	1,006	—	—
Severance and related benefits	161	20	141	—	—
Operating lease (8)	401	214	187	—	—

Total contractual cash obligations	$98,338	$29,119	$7,214	$9,822	$52,183

(1)	Does not include structured notes of $19.5 million ($4.8 million at prime less 1.0% and $14.7 million fixed at 7.28%) and related interest expense of our QSPEs which are off-balance sheet at December 31, 2009 but will be consolidated beginning January 1, 2010. In addition, does not include $3.0 million of cumulative preferred stock of subsidiary (valued at $900,000 on our consolidated balance sheet) and related dividends (recorded as interest expense) of $90,000 annually which is perpetual and thus has no maturity date.
(2)	Debentures payable are presented at face value.
(3)	Represents the structured notes relating to the 2003 Joint Venture. Principal payments of these structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or losses.
(4)	The 4% preferred stock of our subsidiary (presented at par value) is required to be repaid at par in May 2010. Dividends of $80,000 are due annually on the 4% preferred stock of our subsidiary (recorded as interest expense).
(5)	The junior subordinated notes may be redeemed at our option, without penalty, beginning March 30, 2010 and are subordinated to PMC Commercial’s existing debt.
(6)	Calculated using the variable rate in effect at December 31, 2009. In addition, for our Revolver, assumes current balance outstanding through maturity date.
(7)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary due January 1, 2011.
(8)	Represents future minimum lease payments under our operating lease for office space.

     Our commitments at December 31, 2009 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$20,677	$20,677	$—	$—	$—

     See Note 18 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.
OFF-BALANCE SHEET ARRANGEMENTS
     Our off-balance sheet structured loan sale transactions were accounted for as sales and the SPE met the definition of a QSPE; as a result, neither the loans contributed to the QSPE nor the notes payable issued by the QSPE were included in our consolidated financial statements. On January 1, 2010, our condensed consolidated balance sheet, including the impact of consolidation of our off-balance sheet securitizations, is as follows (in thousands):

ASSETS
Loans receivable, net	$224,395
Other	23,628

Total assets	$248,023

LIABILITIES AND EQUITY
Liabilities:
Structured notes and debentures payable	35,988
Other	59,376

Total liabilities	95,364

Total equity	152,659

Total liabilities and equity	$248,023

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
RELATED PARTY TRANSACTIONS
     Servicing fee income for the years ended December 31, 2009, 2008 and 2007 for loans held by the QSPEs was approximately $135,000, $287,000 and $495,000, respectively.

     We received approximately $2.9 million, $6.8 million and $13.4 million in cash distributions from the QSPEs during 2009, 2008 and 2007, respectively.
     On June 2, 2008, we exercised our option to repay the structured notes of the 1999 Partnership. We used the reserve fund of $1.2 million, cash on hand and borrowings under our Revolver totaling $2.8 million in order the repay the approximately $4.0 million of structured notes. On August 15, 2008, we exercised our option to repay the structured notes of the 2001 Joint Venture. We used the reserve fund of $1.6 million, cash on hand and borrowings under our Revolver totaling $5.5 million in order to repay the approximately $7.1 million of structured notes. On September 15, 2009, we exercised our option to repay the structured notes of the 2002 Joint Venture. We used the reserve fund of $1.4 million and cash on hand and borrowings under our Revolver totaling $4.1 million in order to repay the approximately $5.5 million of structured notes.
     We entered into a consulting agreement with our former chief operating officer for consulting services in October 2008. Payments under the consulting agreement totaled approximately $50,000 and $10,000 during 2009 and 2008, respectively. This agreement will terminate on April 1, 2010.
DIVIDENDS
     During 2009, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2009	April 13, 2009	$0.225	Regular
June 30, 2009	July 13, 2009	0.160	Regular
September 30, 2009	October 13, 2009	0.160	Regular
December 31, 2009	January 11, 2010	0.160	Regular

		$0.705

     Our shareholders are entitled to receive dividends when and as declared by our Board. In determining dividend policy, our Board considers many factors including, but not limited to expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, our ability to obtain leverage, our loan portfolio performance and actual and anticipated Modified Cash. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any individual factor.
     In order to meet our 2008 taxable income distribution requirements, we made an election under the Code to treat a portion of the distributions declared in 2009 as distributions of 2008’s REIT taxable income. These distributions are known as spillover dividends. As a result, our dividends declared in 2009 exceeded our 2009 REIT taxable income. Our spillover dividends as of December 31, 2009 approximate $1.4 million.
     We anticipate that our Board will maintain our quarterly dividend at $0.16 per share for the first quarter dividend to be paid in April 2010. We anticipate that the Board will adjust the dividend as needed, on a quarterly basis, thereafter.
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
     The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net income	$6,761	$9,806	$13,135
Book/tax difference on depreciation	(56)	(60)	(65)
Book/tax difference on gains related to real estate	(1,110)	(784)	236
Book/tax difference on Retained Interests, net	(212)	57	1,631
Severance accrual (payments)	(1,435)	1,596	—
Impairment losses	—	—	233
Book/tax difference on rent and related receivables	—	—	(1,152)
Book/tax difference on amortization and accretion	(232)	(345)	(239)
Loan valuation	497	430	(299)
Other book/tax differences, net	(38)	(177)	189

Subtotal	4,175	10,523	13,669

Less: taxable REIT subsidiaries net loss (income), net of tax	413	(587)	(852)
Dividend distribution from taxable REIT subsidiary	—	2,000	—

REIT taxable income	$4,588	$11,936	$12,817

Distributions declared	$7,445	$10,908	$12,915

Weighted average common shares outstanding	10,573	10,767	10,760

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
     Our taxable REIT subsidiaries’ net income has not historically been distributed to PMC Commercial. To the extent the subsidiaries distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2009, approximately $3.7 million of earnings were accumulated. We distributed $2.0 million of earnings from one of our taxable REIT subsidiaries to PMC Commercial during 2008.

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
     Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading in ABS continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and any available short-term credit facilities. See “Liquidity and Capital Resources — Liquidity Summary”.
REAL ESTATE RISK
     The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are collateral for our loans. In addition, market conditions affect the value of our real estate owned. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
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
     In the event property operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Decreases in property values reduce the value of our real estate owned which could cause us to suffer losses.

     The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Years ended December 31,
	2009	2008
Provision for Loan Losses	(In thousands)
As reported (1)	$1,076	$488
Annual loan losses increase by 50 basis points (2)	2,027	1,388
Annual loan losses increase by 100 basis points (2)	2,977	2,287

(1)	Excludes reductions of loan losses
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
     Our loans are 77% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $151.0 million, net, of variable-rate loans at December 31, 2009. The estimated fair value of our variable-rate loans (approximately $143.8 million at December 31, 2009) is dependent upon several factors including changes in interest rates and the market for the type of loans that we have originated.
     We had $45.7 million and $39.3 million of fixed-rate loans at December 31, 2009 and 2008, respectively. The estimated fair value of our fixed interest rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
     The average maturity of our loan portfolio is less than its average contractual terms because of prepayments. Assuming market liquidity, the average life of mortgage loans tends to increase when the current mortgage rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).
INTEREST RATE SENSITIVITY
     At December 31, 2009 and 2008, we had $151.0 million and $140.5 million of variable-rate loans, respectively, and $58.4 million and $49.8 million of variable-rate debt, respectively. On the difference between our variable-rate loans outstanding and our variable-rate debt ($92.6 million and $90.7 million at December 31, 2009 and 2008, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.
     The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2009 and 2008, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would have reduced net income by approximately $926,000 and $907,000, respectively, on an annual basis. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
     Our debt was comprised of SBA debentures, structured notes, junior subordinated notes, the Revolver and redeemable preferred stock of subsidiary. At December 31, 2009 and 2008, approximately $10.1 million and $12.0 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our fixed-rate debt at December 31, 2009 was comprised of SBA debentures and redeemable preferred stock of subsidiary. Our variable-rate debt is based on LIBOR and the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2009, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $584,000.
     The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2009 and 2008. The structured notes of our off-balance sheet QSPEs of $19.5 million ($4.8 million at prime less 1.0% and $14.7 million fixed at 7.28%) which will be consolidated effective January 1, 2010 are not included herein.

								Estimated
	Years Ending December 31,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,975	$—	$—	$4,173	$—	$4,000	$10,148	$10,047

Variable-rate debt (LIBOR and prime rate based) (3)	24,239	1,294	1,343	1,366	1,425	28,694	58,361	45,817

Totals	$26,214	$1,294	$1,343	$5,539	$1,425	$32,694	$68,509	$55,864

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2009 was 6.2%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2009 was 3.3%.

								Estimated
	Years Ending December 31,						Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,956	$1,920	$—	$—	$—	$8,168	$12,044	$12,090
Variable-rate debt (LIBOR based) (3)	22,700	—	—	—	—	27,070	49,770	40,594

Totals	$24,656	$1,920	$—	$—	$—	$35,238	$61,814	$52,684

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2008 was 6.3%.
(3)	The weighted average interest rate of our variable-rate debt at December 31, 2008 was 5.0%.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The following table provides information at December 31, 2009 with respect to our common shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

	(a)	(b)	(c)
Number of common
shares remaining available
	Number of common		for future issuances under
	shares to be issued upon	Weighted average	equity compensation plans
Plan	exercise of outstanding	exercise price of	(excluding shares reflected
Category	options	outstanding options	in column (a))

Equity incentive plans	89,650	$11.77	342,200

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

Dated March 16, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LANCE B. ROSEMORE	Chairman of the Board of Trust	March 16, 2010

Lance B. Rosemore	Managers, President, Chief Executive Officer, Secretary and Trust Manager (Principal Executive Officer)

/s/ BARRY N. BERLIN	Chief Financial Officer and	March 16, 2010

Barry N. Berlin	Executive Vice President (Principal Financial and Principal Accounting Officer)

/s/ NATHAN COHEN	Trust Manager	March 16, 2010

Nathan Cohen

/s/ DR. MARTHA GREENBERG	Trust Manager	March 16, 2010

Dr. Martha Greenberg

/s/ BARRY A. IMBER	Trust Manager	March 16, 2010

Barry A. Imber

/s/ IRVING MUNN	Trust Manager	March 16, 2010

Irving Munn

PMC COMMERCIAL TRUST A ND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 16, 2010

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008

ASSETS
Loans receivable, net	$196,642	$179,807
Retained interests in transferred assets	12,527	33,248
Cash and cash equivalents	7,838	10,606
Real estate owned	5,479	—
Restricted cash and cash equivalents	1,365	—
Other assets	4,392	3,863

Total assets	$228,243	$227,524

LIABILITIES AND EQUITY

Liabilities:
Junior subordinated notes	$27,070	$27,070
Revolving credit facility	23,000	22,700
Structured notes and debentures payable	16,464	8,168
Borrower advances	2,368	2,819
Accounts payable and accrued expenses	2,364	2,884
Redeemable preferred stock of subsidiary	1,975	3,876
Dividends payable	1,731	3,967
Deferred gains on property sales	686	1,408
Other liabilities	127	270

Total liabilities.	75,785	73,162

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,084,683 and 11,066,283 shares issued at December 31, 2009 and 2008, respectively, 10,548,354 and 10,694,788 shares outstanding at December 31, 2009 and 2008, respectively	111	111
Additional paid-in capital	152,611	152,460
Net unrealized appreciation of retained interests in transferred assets	325	620
Cumulative net income	167,686	160,925
Cumulative dividends	(164,274)	(156,829)

	156,459	157,287

Less: Treasury stock; at cost, 536,329 and 371,495 shares at December 31, 2009 and 2008, respectively	(4,901)	(3,825)

Total beneficiaries’ equity	151,558	153,462

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	152,458	154,362

Total liabilities and equity	$228,243	$227,524

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Interest income	$11,180	$14,540	$16,465
Income from retained interests in transferred assets	2,862	6,365	8,443
Other income	2,225	2,212	2,387

Total revenues	16,267	23,117	27,295

Expenses:
Salaries and related benefits	3,871	4,705	5,058
Interest	2,869	3,999	5,493
General and administrative	2,096	2,304	2,717
Provision for loan losses, net	989	439	99
Permanent impairments on retained interests in transferred assets	552	521	1,111
Severance and related benefits	—	1,808	—
Provision for loss on rent and related receivables	—	—	239

Total expenses	10,377	13,776	14,717

Income before income tax benefit (provision)
and discontinued operations	5,890	9,341	12,578

Income tax benefit (provision)	167	(319)	(484)

Income from continuing operations	6,057	9,022	12,094

Discontinued operations	704	784	1,041

Net income	$6,761	$9,806	$13,135

Weighted average shares outstanding:
Basic	10,573	10,767	10,760

Diluted	10,573	10,767	10,764

Basic and diluted earnings per share:
Income from continuing operations	$0.57	$0.84	$1.12
Discontinued operations	0.07	0.07	0.10

Net income	$0.64	$0.91	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Net income	$6,761	$9,806	$13,135

Change in net unrealized appreciation of retained interests in transferred assets:

Net unrealized depreciation arising during period	(206)	(1,172)	(872)
Realized gains included in net income	(89)	(153)	(439)
	(295)	(1,325)	(1,311)

Comprehensive income	$6,466	$8,481	$11,824

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity
Balances, January 1, 2007	10,753,803	$110	$152,178	$3,256	$137,984	$(133,006)	$(3,231)	$900	$158,191

Net unrealized depreciation	—	—	—	(1,311)	—	—	—	—	(1,311)
Share-based compensation expense	11,230	1	153	—	—	—	—	—	154
Dividends ($1.20 per share)	—	—	—	—	—	(12,915)	—	—	(12,915)
Net income	—	—	—	—	13,135	—	—	—	13,135

Balances, December 31, 2007	10,765,033	111	152,331	1,945	151,119	(145,921)	(3,231)	900	157,254

Net unrealized depreciation	—	—	—	(1,325)	—	—	—	—	(1,325)
Share-based compensation expense	14,900	—	129	—	—	—	—	—	129
Treasury shares, net	(85,145)	—	—	—	—	—	(594)	—	(594)
Dividends ($1.015 per share)	—	—	—	—	—	(10,908)	—	—	(10,908)
Net income	—	—	—	—	9,806	—	—	—	9,806

Balances, December 31, 2008	10,694,788	111	152,460	620	160,925	(156,829)	(3,825)	900	154,362

Net unrealized depreciation	—	—	—	(295)	—	—	—	—	(295)
Share-based compensation expense	18,400	—	151	—	—	—	—	—	151
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Dividends ($0.705 per share)	—	—	—	—	—	(7,445)	—	—	(7,445)
Net income	—	—	—	—	6,761	—	—	—	6,761

Balances, December 31, 2009	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,761	$9,806	$13,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25	27	80
Permanent impairments on retained interests in transferred assets	552	521	1,111
Gains on foreclosure and sales of real estate	(1,195)	(784)	(1,735)
Deferred income taxes	(256)	47	18
Provision for loan losses, net	989	439	99
Provision for loss on rent and related receivables and impairment losses	—	—	472
Premium income adjustment	(23)	(10)	47
Amortization and accretion, net	(402)	(335)	(186)
Share-based compensation	151	129	153
Capitalized loan origination costs	(239)	(207)	(184)
Loans funded, held for sale	(24,384)	(8,397)	(2,022)
Proceeds from sale of guaranteed loans	24,996	4,059	1,971
Loan fees collected (remitted), net	(65)	(8)	290
Change in operating assets and liabilities:
Borrower advances	(451)	(247)	(1,037)
Accounts payable and accrued expenses	(749)	926	(472)
Other liabilities	(140)	(202)	176
Other assets	290	205	(183)

Net cash provided by operating activities	5,860	5,969	11,733

Cash flows from investing activities:
Loans funded	(6,051)	(26,190)	(31,734)
Principal collected on loans receivable	14,640	37,967	40,644
Proceeds from sales of hotel properties, net	—	—	1,060
Principal collected on retained interests in transferred assets	308	532	4,957
Investment in retained interests in transferred assets	(559)	(2,820)	(253)
Principal collected on mortgage-backed security of affiliate	162	104	161
Purchase of furniture, fixtures, and equipment	(5)	—	(50)
Proceeds received from sales of real estate owned, net	—	—	1,116
Release of (investment in) restricted investments, net	1,181	2,842	(241)

Net cash provided by investing activities	9,676	12,435	15,660

Cash flows from financing activities:
Purchase of treasury shares	(1,076)	(594)	—
Proceeds from revolving credit facility, net	300	22,700	—
Repayment of conduit facility, net	—	(23,950)	(3,018)
Payment of principal on mortgage and structured notes and debentures payable	(5,817)	(7,205)	(2,642)
Redemption of redeemable preferred stock of subsidiary	(2,000)	—	—
Payment of borrowing costs	(30)	—	—
Payment of dividends	(9,681)	(10,234)	(13,987)

Net cash used in financing activities	(18,304)	(19,283)	(19,647)

Net increase (decrease) in cash and cash equivalents	(2,768)	(879)	7,746

Cash and cash equivalents, beginning of year	10,606	11,485	3,739

Cash and cash equivalents, end of year	$7,838	$10,606	$11,485

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies:
Business
PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the NYSE Amex (symbol “PCC”). We primarily obtain income from the yield and other related fee income earned on our investments from our lending activities. To date, these investments have principally been in the hospitality industry.
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
In addition, we own subordinate financial interests in non-consolidated qualifying special purpose entities (“QSPEs”) (i.e., retained interests in transferred assets (“Retained Interests”)). While we are the servicer of the assets held by these QSPEs, we are required under the transaction documents to comply with strict servicing standards and are subject to the approval of the trustees and/or noteholders regarding any significant issues associated with the assets. As a result, we believe we have relinquished control of the assets sold to our QSPEs. Accordingly, the assets, liabilities, partners’ capital and results of operations of the QSPEs are not included in our consolidated financial statements.
Each of our QSPEs contains a “clean-up” call option which gives PMC Commercial the option to repay the outstanding structured notes of the QSPE. PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture”) reached this option during September 2009 becoming a non-qualifying SPE; however, based on our current liquidity needs, we did not exercise the option. The subsidiary was determined to be a VIE. Since we expect to absorb the majority of the entity’s future expected losses and receive the entity’s expected residual returns, PMC Commercial Trust is considered to be the primary beneficiary. As a result, effective in September 2009, this subsidiary was consolidated in our financial statements. The following table summarizes the assets and liabilities of the 2003 Joint Venture (which represented a non-cash transaction):

September
2009
(In thousands)
Loans receivable	$19,993
Restricted cash and cash equivalents	1,136
Other assets	46

Total assets	$21,175

Structured notes payable	$8,591

Other liabilities	20

Total liabilities	$8,611

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The assets and liabilities of the 2003 Joint Venture were previously accounted for as Retained Interests.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involved valuation of our Retained Interests, real estate owned and determination of loan loss reserves.
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
We evaluate our loans for possible impairment on a quarterly basis. Our impairment analysis includes specific and general loan loss reserves. The general loan loss reserve is established when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The determination of whether significant doubt exists and whether a specific loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Our evaluation of the possible establishment of a specific loan loss reserve is based on a review of our historical loss experience, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan becomes dependent upon liquidation of the collateral, the estimated fair value of the collateral.
Retained Interests
Retained Interests primarily represent the subordinate interest in QSPEs created in conjunction with structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and permanent impairments included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Estimated future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate and competitive environments, the performance of the loan pool and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels, including risk premiums, considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates.
Real Estate Owned
Real estate owned consists of properties acquired by foreclosure in partial or total satisfaction of non-performing loans. Real estate owned in satisfaction of a loan is recorded at estimated fair value less costs to sell at the date of foreclosure. Any excess of the carrying value of the loan over the estimated fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value is recorded as gain on foreclosure within discontinued operations when title to the property is obtained. Subsequent to foreclosure, real estate owned is valued at the lower of cost or market.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash and Cash Equivalents
Represents the collection and reserve accounts of the 2003 Joint Venture required to be held as collateral pursuant to the transaction documents.
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
Net Unrealized Appreciation of Retained Interests
Net unrealized appreciation of Retained Interests represents the excess of estimated fair value of our Retained Interests over their cost basis.
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
Origination fees and direct loan origination costs, net, are deferred and accreted to income as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
For loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.
Income from Retained Interests
The income from our Retained Interests primarily represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.
Other Income
Other income consists primarily of premium income, servicing income, prepayment fees and other loan related income. Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Program and the principal balance (cost) allocated to the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received. Servicing income represents the fees we receive for servicing loans of QSPEs and the sold portion of our SBA 7(a) loans and is recognized as revenue when the services are performed. Prepayment fees are recognized as revenue when loans are prepaid. Late fees and other loan related fees are recognized as revenue when chargeable, assuming collectibility is reasonably assured.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have established a policy on classification of penalties and interest related to audits of our Federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of income before income tax provision (benefit) and discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense and interest paid or received will be recorded in interest expense or interest income, respectively, in the consolidated statements of income.
Earnings per Share
Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect, if any, of share-based compensation awards.
Distributions to Shareholders
Distributions to shareholders are recorded on the ex-dividend date.
Share-Based Compensation Plans
We have options outstanding under share-based compensation plans described more fully in Note 14. We use fair value recognition provisions to account for all awards granted, modified or settled.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Cumulative preferred stock of subsidiary was reclassified from the mezzanine section of the balance sheet to equity and minority interest as presented in the income statement was reclassified to interest expense. These reclassifications had no effect on previously reported net income or cash flows, but the resulting prior period reclassification does increase our overall consolidated equity.
Subsequent Events
In preparing the accompanying consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after December 31, 2009 up until the issuance of the financial statements.
Recently Issued Accounting Pronouncements
In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105 (formerly Statement of Accounting Standards No. 168, “The Hierarchy of Generally Accepted Accounting Principles”). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement was effective September 15, 2009. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
ASC topic 860 (formerly FASB No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) was issued in June 2009. ASC 860 amends the accounting guidance for transfers of financial assets including (1) eliminating the concept of QSPEs for prospective securitizations, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) extensive new disclosures. ASC 860 is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. This standard will affect our accounting for secondary market loan transactions beginning on January 1, 2010. At a minimum, any premium income to be recognized will be deferred for a period of at least 90 days since legally sold portions of loans will be treated as secured borrowings until any potential contingency period for having to refund the premiums has been satisfied. Furthermore, to the extent certain criteria in the new accounting standard are not met, we anticipate that we will be required to treat certain legally sold portion of loans (primarily those sold for excess spread instead of cash premiums) as secured borrowings.
ASC topic 810 (formerly FASB No. 167, “Amendments to FASB Interpretation No. 46(R)”) was issued in June 2009. ASC 810 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from that entity that could potentially be significant to the variable interest entity. ASC 810 is effective for interim and annual reporting periods beginning after November 15, 2009. Earlier application is prohibited. Our off-balance sheet securitizations will be consolidated beginning January 1, 2010. We will use the unpaid principal balance method to recognize assets and liabilities of the securitizations. The difference of approximately $466,000 between the net amounts added to our consolidated balance sheet as assets and liabilities and our Retained Interests will be recognized as a cumulative effect in our beneficiaries’ equity. Unrealized appreciation of Retained Interests of $265,000 will be reversed in conjunction with the consolidation; therefore, the net effect to our beneficiaries’ equity will be an increase of approximately $201,000. See Note 3 for additional information on our off-balance sheet securitizations.
Note 2. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	At December 31,
	2009	2008
	(In thousands)
Commercial mortgage loans (1)	$155,137	$138,858
SBIC commercial mortgage loans (2)	27,854	27,311
SBA 7(a) Program loans (3)	15,256	14,436

Total loans receivable	198,247	180,605
Less:
Deferred commitment fees, net	(348)	(318)
Loan loss reserves	(1,257)	(480)

Loans receivable, net	$196,642	$179,807

(1)	At December 31, 2009, includes approximately $19.8 million of loans held as collateral for the outstanding structured notes of the 2003 Joint Venture. The remaining loans are held as collateral for our revolving credit facility.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

(3)	Net of Retained Loan Discounts of $1.5 million and $0.8 million at December 31, 2009 and 2008, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$480	$42	$63
Provision for loan losses	1,076	488	123
Reduction of loan losses	(87)	(36)	(24)
Principal balances written-off	(212)	(14)	(120)

Balance, end of year	$1,257	$480	$42

Impaired loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan. Information on loans considered to be impaired loans was as follows:

	At December 31,
	2009	2008
	(In thousands)
Impaired loans requiring reserves	$3,132	$2,501
Impaired loans expected to be fully recoverable	228	2,382

Total impaired loans	$3,360	$4,883

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Average impaired loans	$5,661	$2,404	$1,023

Interest income on impaired loans	$83	$163	$—

Our recorded investment in Non-Accrual Loans at December 31, 2009 and 2008 was approximately $3,151,000 and $4,945,000, respectively. The collateral securing the majority of our Non-Accrual Loans was in the process of foreclosure at December 31, 2009. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2009 or 2008.
Note 3. Retained Interests:
We own subordinated financial interests in QSPEs. At December 31, 2009, these are PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) created in connection with structured loan sale transactions. In our structured loan sale transactions, we contributed loans receivable to a QSPE in exchange for cash and beneficial interests in that entity. The QSPE issued notes payable (the “Structured Notes”) to unaffiliated parties (“Structured Noteholders”).

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to the off-balance sheet structured loan sale transactions outstanding at December 31, 2009 was as follows:

		2000
	1998	Joint
	Partnership	Venture
	(Dollars in thousands)
At December 31, 2009:
Principal outstanding on sold loans	$5,024	$22,912
Structured Notes balance outstanding	$4,799	$14,725
Cash in the collection account	$122	$271
Cash in the reserve account	$1,329	$1,674
Weighted average interest rate of loans (1)	P+1.84%	9.49%
Interest rate on Structured Notes (1)	P- 1.00%	7.28%
Discount rate assumptions (2)	4.6% to 14.9%	8.6% to 14.9%
Constant prepayment rate assumption (3)	18.00%	12.00%
Weighted average remaining life (4)	1.78 years	1.50 years
Aggregate principal losses assumed (5)	2.46%	1.12%
Aggregate principal losses to date (6)	—%	1.65%

(1)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”).

(2)	Discount rates utilized were (i) 4.6% to 8.6% for our required overcollateralization, (ii) 9.6% for our reserve funds and (iii) 14.9% for our interest-only strip receivables.

(3)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(4)	The weighted average remaining life was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(5)	Represents aggregate estimated future losses as a percentage of the remaining principal based upon per annum estimated losses that ranged from 0.8% to 1.4%.

(6)	Represents aggregate principal losses incurred to date as a percentage of the principal outstanding at inception.
At December 31, 2009, approximately $0.5 million of the loans sold to the QSPEs were delinquent 60 days or longer as to payment of principal and interest.
Our SBA 7(a) subsidiary has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Program. The SBA guaranteed portions of these loans receivable were sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans were fully funded. On Secondary Market Loan Sales, we may have retained an excess spread between the interest rate paid to us from our borrowers and the rate we paid to the purchaser of the guaranteed portion of the note and servicing costs (“Excess Spread”). At December 31, 2009, the aggregate principal balance of our SBA 7(a) subsidiary’s loans serviced in the secondary market was approximately $46.8 million and the weighted average Excess Spread was approximately 0.8%. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales, our assumptions at December 31, 2009 included a prepayment speed of 16% per annum and a discount rate of 14.5%.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our Retained Interests were as follows:
(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the QSPE over the principal amount of the Structured Notes issued by the QSPE, which serves as additional collateral for the Structured Noteholders.
(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the QSPE pursuant to the terms of the transaction documents, as collateral for the Structured Noteholders.
(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that are expected to be received by us in the future after payment by the QSPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.
Our Retained Interests consisted of the following:

	At December 31, 2009
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$994	$994	$934
1998 Partnership	280	1,012	101	1,393	1,355
2000 Joint Venture	8,495	1,409	236	10,140	9,913

	$8,775	$2,421	$1,331	$12,527	$12,202

	At December 31, 2008
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)
First Western	$—	$—	$315	$315	$315
1998 Partnership	443	916	249	1,608	1,514
2000 Joint Venture	8,372	1,381	315	10,068	9,834
2002 Joint Venture (1)	7,223	1,392	141	8,756	8,671
2003 Joint Venture (2)	10,397	1,971	133	12,501	12,294

	$26,435	$5,660	$1,153	$33,248	$32,628

(1)	On September 15, 2009, we exercised our option to repay the structured notes of the 2002 Joint Venture. We used the reserve fund of $1.4 million and cash on hand and borrowings under our revolving credit facility totaling $4.1 million in order to repay the approximately $5.5 million of structured notes.

(2)	The 2003 Joint Venture reached its “clean-up” call option during September 2009 becoming a non-qualifying SPE and, as a result, is now consolidated in our financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following sensitivity analysis of our Retained Interests at December 31, 2009 highlights the volatility that results when loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Losses increase by 100 basis points per annum	$12,186	($341)
Losses increase by 200 basis points per annum	$11,873	($654)
Discount rates increase by 300 basis points	$11,868	($659)
Discount rates increase by 500 basis points	$11,451	($1,076)

(1)	Any depreciation of our Retained Interests would be either included in the accompanying statement of income as a permanent impairment or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.
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
Our consolidated financial statements do not include the assets, liabilities, partners’ capital, revenues or expenses of the QSPEs. As a result, at December 31, 2009 and 2008, our consolidated balance sheets do not include $31.3 million and $77.6 million in assets, respectively, and $19.6 million and $44.0 million in liabilities, respectively, related to these structured loan sale transactions recorded by the QSPEs. At December 31, 2009, the aggregate partners’ capital of our QSPEs was approximately $11.7 million and the estimated fair value and cost of the associated Retained Interests was approximately $11.5 million and $11.3 million, respectively. Due to a change in accounting rules, effective January 1, 2010, these assets and liabilities will be consolidated in our financial statements.
The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the QSPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The yield on our Retained Interests, which is comprised of the income earned less permanent impairments, was 10.6%, 15.0% and 13.9% during 2009, 2008 and 2007, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Debt:
Information on our consolidated debt was as follows:

	At December 31,					Weighted Average
	2009		2008		Current	Coupon Rate
	Face	Carrying	Face	Carrying	Range of	at December 31,
	Amount	Value	Amount	Value	Maturities	2009	2008
	(In thousands)
Structured notes and debentures payable:
Debentures	$8,190	$8,173	$8,190	$8,168	2013 to 2015	5.90%	5.90%
Structured notes	8,291	8,291	—	—	(1)	2.79%	NA

	16,481	16,464	8,190	8,168

Junior Subordinated Notes	27,070	27,070	27,070	27,070	2035	3.53%	7.01%

Revolving credit facility	23,000	23,000	22,700	22,700	2010	3.25%	2.50%

Redeemable preferred stock of subsidiary	2,000	1,975	4,000	3,876	2010	4.00%	4.00%

	$68,551	$68,509	$61,960	$61,814

(1)	Principal payments of these structured notes are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.
Principal payments required on our consolidated debt at December 31, 2009 were as follows (face amount):

Years Ending
December 31,	Total
(In thousands)
2010	$26,239
2011	1,294
2012	1,343
2013	5,556
2014	1,425

Thereafter	32,694

$68,551

Debentures
Debentures represent amounts due to the SBA from our SBICs and have semi-annual interest only payments.
Structured Notes
Structured notes relate to our 2003 Joint Venture which was consolidated beginning in September 2009.
Junior Subordinated Notes
The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25%. The Junior Subordinated Notes may be redeemed at par at our option beginning on March 30, 2010. Interest payments are due on a quarterly basis.
Revolving Credit Facility
PMC Commercial has a collateralized revolving credit facility which provided credit availability up to $40 million which expires on December 31, 2010. During February 2010, we voluntarily reduced the amount available to $35

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million since this amount was better aligned with our working capital needs during the first quarter of 2010. The amount available under the revolving credit facility will be reduced by $5 million each quarter commencing June 30, 2010 at which time the amount available will be reduced to $30 million. The amount available may be further reduced if the aggregate amount of prepayments received by PMC Commercial and our SBA 7(a) subsidiary on their loan portfolios exceeds $12 million in which case the amount available under the revolving credit facility will be further reduced by an aggregate amount equal to 75% of such excess effective as of the last day of each fiscal quarter beginning March 31, 2010. The amount available under the Revolver will further reduce to $20 million on December 31, 2010 at which time the Revolver will also mature. The facility is collateralized by the loans of PMC Commercial with a carrying value at December 31, 2009 of $134.0 million and the common stock of our SBA 7(a) subsidiary. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 300 basis points over LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for a maximum amount of problem assets as defined in the agreement. The maximum problem assets cannot exceed 10% of beneficiaries’ equity calculated on a quarterly basis. In addition, we have (1) an asset coverage test based on our cash and cash equivalents and loans receivable as a ratio to our senior debt of 1.25 times, (2) a covenant that limits our ability to pay out returns of capital as part of our dividends and (3) a minimum equity requirement of $145 million. At December 31, 2009, we were in compliance with the covenants of this facility.
Redeemable Preferred Stock of Subsidiary
One of our SBICs has outstanding 20,000 shares of $100 par value, 4% cumulative preferred stock held by the SBA. The redeemable preferred stock was issued during 1995 and must be redeemed at par no later than 15 years from the date of issuance. During May 2009, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in September 2009. No gain or loss was recorded on the redemption. During March 2010, we redeemed the remaining 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption. Dividends of $110,000 and $160,000 were recognized on the redeemable preferred stock of subsidiary during 2009 and 2008, respectively, and are included in interest expense in our consolidated statements of income.
Interest Paid
During 2009, 2008 and 2007 interest paid was $2,669,000, $3,919,000, and $5,106,000, respectively.
Note 5. Cumulative Preferred Stock of Subsidiary:
One of our SBICs has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA. Our SBIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 when acquired in 2004. Dividends of $90,000 were recognized on the 3% Preferred Stock during both 2009 and 2008 and are reflected in our consolidated statements of income as interest expense.
Note 6. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,573,000, 10,767,000 and 10,760,000 for the years ended December 31, 2009, 2008 and 2007, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 4,000 shares during 2007 for the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share during 2008 or 2009 as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 90,000, 59,000 and 57,000 common shares during 2009, 2008 and 2007, respectively, because the options’ exercise prices were greater than the average market price of the stock.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Dividends Paid and Declared:
During 2009, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2009	April 13, 2009	$ 0.225	Regular
June 30, 2009	July 13, 2009	0.160	Regular
September 30, 2009	October 13, 2009	0.160	Regular
December 31, 2009	January 11, 2010	0.160	Regular

		$ 0.705

     We have certain covenants within our revolving credit facility that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
Note 8. Share Repurchase Program:
Our Board of Trust Managers authorized a share repurchase program for up to $10 million for the purchase of outstanding common shares which expires September 26, 2010. The common shares may be purchased from time to time in the open market or pursuant to negotiated transactions. We have repurchased 249,979 shares under the program for an aggregate purchase price of approximately $1,670,000, including commissions. We are not currently purchasing shares under the program and do not anticipate purchasing additional shares under the program.
Note 9. Income Taxes:
PMC Commercial has elected to be taxed as a REIT under the Code. To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. In order to meet our 2009 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared and paid in 2010 as distributions of 2009’s taxable income.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net income	$6,761	$9,806	$13,135
Book/tax difference on depreciation	(56)	(60)	(65)
Book/tax difference on gains related to real estate	(1,110)	(784)	236
Book/tax difference on Retained Interests, net	(212)	57	1,631
Severance accrual (payments)	(1,435)	1,596	—
Impairment losses	—	—	233
Book/tax difference on rent and related receivables	—	—	(1,152)
Book/tax difference on amortization and accretion	(232)	(345)	(239)
Loan valuation	497	430	(299)
Other book/tax differences, net	(38)	(177)	189

Subtotal	4,175	10,523	13,669

Less: taxable REIT subsidiaries net loss (income), net of tax	413	(587)	(852)
Dividend distribution from taxable REIT subsidiary	—	2,000	—

REIT taxable income	$4,588	$11,936	$12,817

Distributions declared	$7,445	$10,908	$12,915

Basic weighted average common shares outstanding	10,573	10,767	10,760

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2009		2008		2007
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Non qualified dividends	$0.705	100.00%	$0.829	81.67%	$1.068	89.00%
Qualified dividends	—	—	0.186	18.33%	—	—
Capital gains	—	—	—	—	0.132	11.00%

	$0.705	100.00%	$1.015	100.00%	$1.200	100.00%

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax provision (benefit) related to the TRS’s consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Federal:
Current provision	$89	$272	$466
Deferred provision (benefit)	(256)	47	18

Income tax provision (benefit)	$(167)	$319	$484

The provision (benefit) for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to net income (loss) computed at Federal statutory rates to income tax provision (benefit) was as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Income (loss) before income taxes for TRS’s	$(580)	$906	$1,336

Expected Federal income tax provision (benefit)	$(198)	$307	$468
Preferred dividend of subsidiary	31	31	31
Other adjustments	—	(19)	(15)

Income tax provision (benefit)	$(167)	$319	$484

We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2006 through 2008 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded.
Our net deferred tax asset was approximately $394,000, $138,000 and $185,000 at December 31, 2009, 2008 and 2007, respectively.
We paid approximately $109,000, $235,000 and $693,000 in income taxes during 2009, 2008 and 2007, respectively.
Note 10. Other Income:
Other income consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Premium income (1)	$1,343	$223	$220
Servicing income	370	469	754
Other loan related income	224	369	572
Prepayment fees	126	771	615
Equity in earnings of VIEs	76	94	101
Other	86	286	125

	$2,225	$2,212	$2,387

(1)	Premium income results from the sale of the government guaranteed portion of our SBA 7(a) subsidiary’s loans pursuant to Secondary Market Loan Sales.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Discontinued Operations:
Our discontinued operations consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Gains on sales of real estate	$721	$784	$1,735
Gain on foreclosure	389	—	—
Net losses	(406)	—	(461)
Impairment losses	—	—	(233)

Discontinued operations	$704	$784	$1,041

Gains on sales of real estate represent gains on the sales of hotel properties and income recognition of previously unamortized gains.
Gain on foreclosure represents the initial adjustment of the carrying value to the estimated fair value of our real estate owned upon foreclosure. During 2009, the estimated fair value after selling costs of the collateral underlying a limited service hospitality property included in real estate owned on our consolidated balance sheet was in excess of its cost.
Net losses represent the net of revenues and expenses of our operating real estate owned and real estate investments. During 2009, net losses represent primarily the net losses related to the operation of a golf course. The golf course was sold in January 2010 for cash proceeds of $2.5 million and we recognized a gain of approximately $76,000. During 2007, net losses were primarily interest expense and fees on mortgages payable related to hotel properties which was included in discontinued operations. The mortgages payable were either repaid as a result of the sales or as they matured. No additional interest expense was allocated to discontinued operations.
Impairment losses represent declines in the estimated fair value of our real estate owned and real estate investments subsequent to initial valuation.
Note 12. Dividend Reinvestment and Cash Purchase Plan:
We have a dividend reinvestment and cash purchase plan (the “Plan”). Participants in the Plan have the option to reinvest all or a portion of dividends received. The purchase price of the Common Shares is 100% of the average of the closing price of the Common Shares as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. Our transfer agent, on our behalf, uses the open market to purchase Common Shares with proceeds from the dividend reinvestment portion of the Plan.
Note 13. Profit Sharing Plan:
We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $199,000, $207,000 and $256,000 was expensed during 2009, 2008 and 2007, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.
Note 14. Share-Based Compensation Plans:
At December 31, 2009, we have options outstanding under share-based compensation plans. The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders. Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of our stock options as of December 31, 2009, 2008 and 2007 and the changes during the years ended on those dates are as follows:

	2009		2008		2007
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	74,650	$12.46	101,651	$13.65	142,511	$14.06
Granted	15,000	$8.35	20,000	$7.65	20,000	$14.01
Forfeited	—	—	(25,448)	$12.86	(2,092)	$13.85
Expired	—	—	(21,553)	$13.12	(58,768)	$14.77

Outstanding and exercisable, December 31	89,650	$11.77	74,650	$12.46	101,651	$13.65

Weighted-average fair value of stock options granted during the year	$0.71		$0.30		$0.56

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
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	1.91%	3.39%	4.99%
Expected Dividend Yield	8.44%	11.44%	8.57%
Expected Volatility	28.04%	20.19%	13.41%
Forfeiture Rate	10.00%	5.00%	5.00%
The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility, dividend yield and forfeiture rates. We recorded compensation expense of approximately $11,000, $6,000 and $11,000 during 2009, 2008 and 2007, respectively, related to these option grants.
The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contract Life	Exercise
Exercise Prices	Outstanding	(in years)	Price
$7.65 to $8.35	30,500	4.07	$7.99
$12.72	23,000	1.44	$12.72
$14.01 to $14.54	36,150	1.12	$14.36

$7.65 to $14.54	89,650	2.21	$11.77

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of our restricted shares as of December 31, 2009, 2008 and 2007 and the changes during the years ended on those dates are as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Balance, January 1	13,200	$9.05	10,450	$13.66	9,060	$13.33
Granted	18,400	$8.35	16,500	$7.65	11,400	$14.01
Vested	(14,184)	$9.25	(12,150)	$7.84	(9,840)	$13.78
Forfeited	—	—	(1,600)	$11.23	(170)	$12.72

Balance, December 31	17,416	$8.14	13,200	$9.05	10,450	$13.66

The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of approximately $140,000, $123,000 and $143,000 during 2009, 2008 and 2007, respectively, related to our restricted share issuances. At December 31, 2009, there was approximately $66,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years.
Note 15. Restructuring Costs:
In October 2008, due to economic and market conditions, we announced a number of cost reduction initiatives. These initiatives included streamlining our sales, credit and servicing, as well as outsourcing some functions. These changes resulted in one-time severance charges of approximately $1.8 million during 2008.
The table below summarizes the balance of accrued severance and related benefits, which is included in the balance of accounts payable and accrued expenses in the consolidated balance sheets, and the changes in the accrued amounts as of and for the years ended December 31, 2008 and 2009 (in thousands):

Costs incurred during 2008	$1,808
Payments	(212)

Accrued balance at December 31, 2008	$1,596
Payments	(1,435)

Accrued balance at December 31, 2009	$161

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Supplemental Disclosure of Cash Flow Information:
Our non-cash investing activities were as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Consolidation of loans receivable	$12,570	$13,760	$—

Reclassification from loans receivable to real estate owned	$4,948	$—	$4,917

Reclassification from Retained Interests to loans receivable — PMC Capital, L.P. 1999-1	$—	$7,596	$—

Loans receivable originated in connection with sales of hotel properties	$—	$—	$4,380

Loans receivable originated in connection with the sale of real estate owned	$—	$—	$6,283

In addition, as described in Note 1, we are now consolidating the assets and liabilities of the 2003 Joint Venture, representing a non-cash transaction. Previously, the 2003 Joint Venture was reflected as Retained Interests.
Note 17. Fair Values of Financial Instruments:
At December 31, 2009, we had one asset, Retained Interests, that was required to be measured at fair value on a recurring basis. Fair value, per generally accepted accounting principles, is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We used Level 3 inputs to determine the estimated fair value of our Retained Interests since there is little or no market information for our Retained Interests. The following is activity for our Retained Interests:

	Years Ended
	December 31,
	2009	2008
	(In thousands)
Value as of beginning of period	$33,248	$48,616
Investments	1,261	2,866
Accretion (1)	302	—
Principal collections	(308)	(532)
Repurchases/Consolidation (2)	(21,129)	(15,856)
Realized gains included in net income (3)	(89)	(153)
Permanent impairments	(552)	(521)
Unrealized depreciation	(206)	(1,172)

Value as of end of period	$12,527	$33,248

Cost at end of period	$12,202	$32,628

(1)	Represents accretion of income in excess of principal collections, included within income from Retained Interests.

(2)	During 2009, represents the repurchase of a securitization and consolidation of a securitization based upon attainment of the “clean-up” call option. During 2008, represents the repurchase of two securitizations.

(3)	Included within income from retained interests in transferred assets.
For impaired loans measured at fair value on a nonrecurring basis during 2009 and 2008 the following table provides the carrying value of the related individual assets at year end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at		Provision for
	December 31,		Loan Losses
	2009	2008	2009	2008
	(In thousands)
Impaired loans (1)	$2,996	$4,883	$334	$130

(1)	Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral, and/or operating statistics to the extent available.
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or market thereafter. We used Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics to the extent available. At December 31, 2009, the carrying value and estimated fair value of our real estate owned was approximately $5.5 million. We did not have any real estate owned at December 31, 2008.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of our financial instruments were as follows:

	Years Ended December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$196,642	$189,419	$179,807	$173,639
Retained Interests	12,527	12,527	33,248	33,248
Cash and cash equivalents	7,838	7,838	10,606	10,606
Restricted cash and cash equivalents	1,365	1,365	—	—

Liabilities:
Structured notes and debentures payable	16,464	16,238	8,168	8,171
Redeemable preferred stock of subsidiary	1,975	2,000	3,876	3,919
Revolving credit facility	23,000	23,000	22,700	22,700
Junior Subordinated Notes	27,070	14,626	27,070	17,894
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
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. Loan loss reserves are established based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Retained Interests: The assets are reflected in our consolidated financial statements at estimated fair value based on valuation techniques as described in Note 3.
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
Structured notes and debentures payable and Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.
Redeemable preferred stock of subsidiary: The face amount is a reasonable estimation of fair value due to the short duration to maturity.
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the short duration to maturity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $20.7 million at December 31, 2009, all of which were for prime-based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which (generally 75% to 90% of each individual loan) may be sold pursuant to Secondary Market Loan Sales. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows (in thousands):

2010	$214
2011	187

$401

Rent expense amounted to approximately $186,000, $175,000 and $156,000 during 2009, 2008 and 2007, respectively.
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
Structured Loan Sale Transactions
The transaction documents of the structured loan sale transactions contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the entities formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on delinquencies, defaults and losses on the loans included in each structured loan sale transaction. If, at any measurement date, delinquencies, defaults or losses with respect to any structured loan sale transaction were to exceed the specified limits, the Credit Enhancement Provisions would require an increase in the level of credit enhancement. During the period in which specified delinquencies, defaults or losses were exceeded, excess cash flow from the entity, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels up to the principal amount of such loans and would delay or reduce our distribution. In general, there can be no assurance that distribution amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses will not occur. As a result of a delinquent and impaired loan in the 2003 Joint Venture, Credit Enhancement Provisions were triggered during the first quarter of 2009. As a consequence, cash flows related to this transaction otherwise distributable to us are being deferred and utilized to fund the increased credit enhancement requirements. Based on current cash flow assumptions, management anticipates that the funds will be received in future periods.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to SBA rules and regulations, distributions from our SBLC and SBICs are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2009, dividends of approximately $2.2 million were available for distribution.
Note 19. Business Segments:
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
Our business segment data was as follows:

	Years Ended December 31,
	2009			2008
		Lending	Property		Lending	Property
	Total	Division	Division	Total	Division	Division
	(In thousands)

Total revenues	$16,267	$16,225	$42	$23,117	$23,079	$38

Total expenses	10,377	10,373	4	13,776	13,776	—

Income before income tax benefit (provision) and discontinued operations	5,890	5,852	38	9,341	9,303	38

Income tax benefit (provision)	167	167	—	(319)	(319)	—

Income from continuing operations	6,057	6,019	38	9,022	8,984	38

Discontinued operations	704	673	31	784	769	15

Net income	$6,761	$6,692	$69	$9,806	$9,753	$53

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2007
		Lending	Property
	Total	Division	Division
	(In thousands)

Total revenues	$27,295	$27,265	$30

Total expenses	14,717	14,353	364

Income (loss) before income tax benefit (provision) and discontinued operations	12,578	12,912	(334)

Income tax benefit (provision)	(484)	(509)	25

Income (loss) from continuing operations	12,094	12,403	(309)

Discontinued operations	1,041	7	1,034

Net income	$13,135	$12,410	$725

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end
Description	of period	expenses	accounts	Deductions		of period

Year ended December 31, 2007:
				$(120)	(1)
				(24)	(2)

Loan Loss Reserves	$63	$123	$—	$(144)		$42

Rent and Related Receivables Reserve	$2,180	$—	$—	$(2,180)		$—

Year ended December 31, 2008:
				$(14)	(1)
				(36)	(2)

Loan Loss Reserves	$42	$488	$—	$(50)		$480

Year ended December 31, 2009:
				$(212)	(1)
				(87)	(2)

Loan Loss Reserves	$480	$1,076	$—	$(299)		$1,257

(1)	Principal written-off.

(2)	Represents previously recorded loan loss reserves which were reversed due to reductions in expected losses on loans.

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009
(Dollars in thousands, except footnotes)
Conventional Loans — 3% or greater (1):

									Principal amount
Geographic	Number					Final	Carrying		of loan subject to
Dispersion of	of			Interest Rate		Maturity	Amount of		delinquent principal
Collateral	Loans			Variable	Fixed	Date	Mortgage		or "interest"
Manassas, Virginia	1			3.29%	NA	1/31/28	$6,192		$—
Conventional Loans — States 2% or greater (2) (3):

		Size of Loans
		From	To
Texas	23	$0	$1,000	3.79% to 6.00%	8.25% to 10.78%	06/12/11--02/25/24	10,096		—
Texas (4)	10	$1,000	$2,000	3.04% to 5.25%	6.00% to 10.25%	5/01/21--3/16/27	12,924		—
Texas	3	$2,000	$3,000	3.54%	8.35%	11/29/26--12/4/26	7,370		—
Texas	3	$3,000	$4,000	2.79%	8.25% to 8.35%	11/29/26--12/13/27	9,721		—
Arizona	3	$0	$1,000	3.29% to 4.79%	9.25%	4/12/21--1/30/28	2,287		—
Arizona	4	$1,000	$2,000	3.29% to 4.79%	9.25% to 10.00%	11/18/19--1/30/28	6,437		—
Arizona	3	$2,000	$3,000	4.29%	9.40%	7/08/19--12/21/25	7,257		—
Arizona	1	$3,000	$4,000	3.29%	NA	1/30/28	3,359		—
Virginia	2	$1,000	$2,000	4.29%	8.90%	5/31/21--2/28/23	2,431		—
Virginia	2	$2,000	$3,000	4.29% to 5.75%	NA	1/30/23--6/29/24	5,592		—
Virginia	1	$3,000	$4,000	3.41%	NA	3/27/27	3,220		—
Ohio	1	$0	$1,000	NA	5.29%	11/8/12	110		—
Ohio	5	$1,000	$2,000	3.29% to 4.29%	9.50%	6/25/21--5/04/27	7,609		—
Ohio	2	$2,000	$3,000	3.29%	8.28%	10/30/26--4/21/28	5,262		—
Ohio	1	$3,000	$4,000	3.29%	NA	4/21/28	3,148		—
Michigan	1	$0	$1,000	3.16%	NA	4/30/27	963		—
Michigan (5)	4	$1,000	$2,000	3.16% to 4.29%	NA	2/10/26--4/30/27	5,569		—
Michigan	1	$3,000	$4,000	3.79%	NA	11/2/26	3,562		—
Alabama	2	$0	$1,000	3.75%	9.50%	10/27/18--11/21/20	1,073		—
Alabama	1	$1,000	$2,000	4.54%	NA	3/1/22	1,887		—
Alabama	2	$2,000	$3,000	4.29%	NA	3/1/26--10/1/26	5,568		—
Florida	1	$0	$1,000	3.41%	NA	11/1/25	200		—
Florida	1	$1,000	$2,000	4.04%	NA	10/1/26	1,824		—
Florida	2	$2,000	$3,000	3.41%	8.24%	1/01/24--11/1/25	5,417		—
California	5	$0	$1,000	4.29% to 4.54%	8.90% to 9.00%	7/10/18--12/28/24	3,173		—
California	2	$1,000	$2,000	4.04% to 4.75%	NA	12/12/26--12/13/26	3,829		—
Oregon	6	$0	$1,000	3.79% to 4.04%	9.00% to 9.90%	2/02/18--9/15/25	4,226		—
Oregon	1	$2,000	$3,000	4.54%	NA	9/8/25	2,204		—
North Carolina	3	$0	$1,000	3.79% to 4.54%	9.50%	9/3/10--1/23/23	1,942		—
North Carolina	2	$1,000	$2,000	4.29% to 4.79%	NA	6/11/21--5/5/23	2,888		—
Georgia	2	$0	$1,000	5.45%	9.25%	3/24/19--10/19/21	1,237		—
Georgia	2	$1,000	$2,000	3.79%	8.75%	12/14/27--12/1/29	3,120		—
Iowa	1	$0	$1,000	NA	10.00%	1/1/12	95		—
Iowa	1	$1,000	$2,000	4.04%	NA	5/30/26	1,704		—
Iowa	1	$2,000	$3,000	4.29%	NA	5/12/23	2,518		—
Missouri	2	$0	$1,000	NA	8.25%	8/31/18	1,103		—
Missouri	2	$1,000	$2,000	4.29%	NA	12/15/25--3/7/26	3,084		—
Indiana	2	$0	$1,000	4.29%	NA	12/4/22	1,473		—
Indiana	1	$2,000	$3,000	3.79%	NA	2/7/23	2,186		—
Other (6)	12	$0	$1,000	4.54% to 5.50%	8.75% to 10.25%	8/20/14--9/1/26	8,374		228
Other (7)	13	$1,000	$2,000	2.79% to 4.79%	9.25%	3/19/17--11/24/27	17,490		2,342
Other (8)	1	$2,000	$3,000	NA	4.04%	11/3/25	2,318		—
General Reserve							(650)

	139						$181,392	(9)	$2,570

Footnotes:

(1)	Loan is collateralized by a commercial first mortgage on a limited service hospitality property. Payment is based on a variable interest rate adjusting quarterly until maturity. Prepayment charge is 5% for the first year, 4% for the second year, 3% for the third year, 2% for the fourth year, 1% for the fifth year and no prepayment charge thereafter.

(2)	Approximately 92.7% of our loans are collateralized by limited service hotels.

(3)	There are six loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.

(4)	Includes a loan with a face value of $1,382,000 and a valuation reserve of $10,000.

(5)	Includes a loan with a face value of $1,657,000 and a valuation reserve of $63,000.

(6)	Includes an impaired loan with a face value of $228,000.

(7)	Includes two impaired loans with a face value of $2,806,000 and valuation reserves of $168,000 and discounts of $464,000.

(8)	Includes a loan with a face value of $2,136,000 and a valuation reserve of $164,000.

(9)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $183,454,917 (unaudited).

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009
(Dollars in thousands, except footnotes)
SBA 7(a) Loans — States 2% or greater (1):

								Principal amount
	Number				Final	Carrying		of loans subject to
	of	Size of Loans			Maturity	Amount of		delinquent principal
	Loans	From	To	Interest Rate(2)	Date	Mortgages		or "interest"
Texas (3)	43	$0	$500	4.13% to 6.00%	8/02/12--08/27/34	$3,369		$45
Georgia (4)	9	$0	$500	4.25% to 6.00%	3/16/13--12/28/34	1,240		21
Ohio (5)	11	$0	$500	4.25% to7.50%	5/11/13--03/28/35	876		108
Oklahoma	5	$0	$500	4.75% to 6.00%	9/9/24--12/01/32	560
Indiana	3	$0	$500	4.75% to 6.00%	11/19/19--12/01/32	560
Missouri (6)	6	$0	$500	5.25% to 6.00%	2/20/11--12/14/29	545		—
South Carolina	5	$0	$500	5.25% to 6.00%	8/18/18--5/30/31	499
Wisconsin	2	$0	$500	5.00% to 6.00%	3/5/32--12/16/33	485
Michigan (7)	6	$0	$500	5.25% to 6.00%	9/15/12--12/10/34	452
Iowa (9)	2	$0	$500	5.50% to 5.75%	9/29/25--11/26/33	418		518
Alabama	3	$0	$500	5.00%	7/27/25--1/22/29	401
New Mexico	2	$0	$500	5.75% to 6.00%	8/30/24--11/17/34	324		—
Arkansas (9)	4	$0	$500	5.25% to 6.00%	10/25/11--7/30/26	320		15
Other (10)	33	$0	$500	4.50% to 6.00%	03/21/10--10/29/32	1,400		83
Government guaranteed portions (11)						3,801		—

	134					$15,250	(12)	$790

Footnotes:

(1)	Includes $1,852,000 of loans not secured by real estate. Also includes $723,000 of loans with subordinate lien positions.

(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(3)	Includes four impaired loans with a face value of $198,000, a valuation reserve of $36,000 and a discount of $11,000, and one of those loans has a fixed interest rate of 5.50%. It also includes one loan with a face value of $118,000, a valuation reserve of $1,000 and a discount of $15,000.

(4)	Includes an impaired loan with a face value of $21,000, a valuation reserve of $6,000 and a discount of $2,000.

(5)	Includes one impaired loan with a face value of $129,000, a valuation reserve of $44,000, a discount of $18,000 and fixed rate of 7.50%.

(6)	Includes two loans with a face value of $108,000, a valuation reserve of $4,000, a discount of $9,000.

(7)	Includes one loan with a face value of $11,000 and a valuation reserve of $1,000.

(8)	Includes two impaired loans with a face value of $293,000, a valuation reserve of $39,000 and a discount of $75,000.

(9)	Includes one impaired loan with a face value of $25,000, a valuation reserve of $9,000, a discount of $2,000 and fixed rate of 5.50%.

(10)	Includes four impaired loans with a face value of $89,000, a valuation reserve of $62,000 and a discount of $9,000,

(11)	Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(12)	For Federal income tax purposes, the cost basis of our loans was approximately $15,862,647 (unaudited).

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009
(In thousands, except footnotes)

Balance at December 31, 2006		$169,181

Additions during period:
New mortgage loans (1)(2)	44,419

Other — accretion of loan fees and discounts	435	44,854

Deductions during period:
Collections of principal	(40,644)

Foreclosures	(4,917)

Cost of mortgages sold, net	(2,109)

Amortization of premium	—

Other — non cash change in loan	(296)

Other — bad debt expense	(99)

Other — deferral for collection of commitment fees, net of costs	(1)	(48,066)

Balance at December 31, 2007		$165,969

Additions during period:
New mortgage loans (3)	55,950

Other — deferral for collection of commitment fees, net of costs	48

Other — accretion of loan fees and discounts	448	56,446

Deductions during period:
Collections of principal	(37,967)

Foreclosures	—

Cost of mortgages sold, net	(4,189)

Amortization of premium	—

Other — bad debt expense, net of recoveries	(452)	(42,608)

Balance at December 31, 2008		$179,807

Additions during period:
New mortgage loans (4)	62,998

Other — non cash change in loan	100

Other — deferral for collection of commitment fees, net of costs	304

Other — accretion of loan fees and discounts	213	63,615

Deductions during period:
Collections of principal	(14,642)

Foreclosures	(4,948)

Cost of mortgages sold, net	(26,201)

Other — bad debt expense, net of recoveries	(989)	(46,780)

Balance at December 31, 2009		$196,642

Footnotes:

(1)	Includes two loans of approximately $4,380,000 which were originated in connection with the sales of hotel properties and three loans of approximately $6,283,000 which were originated in connection with sales of real estate owned which did not require cash expenditures.

(2)	Includes two loans of approximately $4,983,000 which were repurchased from securitizations during 2007.

(3)	Includes $21,363,000 from the exercise of our “clean-up call” provisions related to the 2001 Joint Venture and the 1999 Partnership.

(4)	Includes $12,570,000 from the exercise of our “clean-up call” provision related to the 2002 Joint Venture and $19,993,000 from the attainment of the “clean-up” call provision related to the 2003 Joint Venture.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.2	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
+10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.2	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.3	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital, Inc. and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2001).

10.6	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc. as Servicer (incorporated by reference to Exhibit 10.12 to PMC Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.8	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.9	Revolving Credit Agreement dated February 29, 2004 between PMC Commercial and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 15, 2004).

10.10	Consulting Agreement dated October 15, 2008 between PMC Commercial Trust and Andrew S. Rosemore (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 20, 2008).

+10.13	Form of Executive Employment Contract (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

+10.14	Form of amendment to executive employment contract (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2008).

10.15	Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

Exhibit
Number	Description
10.16	Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.17	Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.18	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.19	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.20	Amendment No. 1 to Revolving Credit Facility dated March 15, 2004 between PMC Commercial Trust and Bank One, Texas, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.21	Second Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2004 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.22	Third Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated February 7, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005).

10.23	Fourth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 28, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.24	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.25	Fifth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.26	Sixth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated November 7, 2007 (incorporated by reference to Exhibit 10.1

Exhibit
Number	Description
to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.27	Seventh amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated January 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2008).

10.28	Eighth amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated October 23, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2008).

10.29	Ninth Amendment to Credit Agreement between PMC Commercial Trust and JPMorgan Chase Bank, N.A. dated December 29, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 31, 2009).

10.30	Security Agreement between PMC Commercial Trust and JPMorgan Chase Bank, National Association dated December 29, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 31, 2009).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

**32.1	Section 906 Officer Certification — Chief Executive Officer

**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan

E-4