Form 10-Q
period 2010-03-31
PMC COMMERCIAL TRUST /TX
filed 2010-05-10
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of May 4, 2010, the Registrant had outstanding 10,548,354 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Loans receivable, net	$232,852	$196,642
Cash and cash equivalents	6,223	7,838
Restricted cash and cash equivalents	5,703	1,365
Retained interests in transferred assets	910	12,527
Real estate owned	891	5,479
Other assets	4,454	4,392

Total assets	$251,033	$228,243

LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Structured notes payable	26,789	8,291
Revolving credit facility	22,200	23,000
Debentures payable	8,174	8,173
Secured borrowings — government guaranteed loans	6,809	—
Borrower advances	3,234	2,368
Accounts payable and accrued expenses	1,987	2,364
Dividends payable	1,710	1,731
Deferred income	686	686
Redeemable preferred stock of subsidiary	—	1,975
Other liabilities	133	127

Total liabilities	98,792	75,785

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,084,683 shares issued at March 31, 2010 and December 31, 2009, 10,548,354 shares outstanding at March 31, 2010 and December 31, 2009	111	111
Additional paid-in capital	152,635	152,611
Net unrealized appreciation of retained interests in transferred assets	28	325
Cumulative net income	169,430	167,686
Cumulative dividends	(165,962)	(164,274)

	156,242	156,459

Less: Treasury stock; at cost, 536,329 shares at March 31, 2010 and December 31, 2009	(4,901)	(4,901)

Total beneficiaries’ equity	151,341	151,558

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	152,241	152,458

Total liabilities and equity	$251,033	$228,243

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Revenues:
Interest income	$3,217	$2,851
Income from retained interests in transferred assets	41	916
Other income	197	224

Total revenues	3,455	3,991

Expenses:
Interest	989	806
Salaries and related benefits	941	921
General and administrative	568	443
Permanent impairments on retained interests in transferred assets	—	60
Provision for (reduction of) loan losses, net	(202)	147

Total expenses	2,296	2,377

Income before income tax benefit (provision) and discontinued operations	1,159	1,614

Income tax benefit (provision)	108	(18)

Income from continuing operations	1,267	1,596

Discontinued operations	11	30

Net income	$1,278	$1,626

Weighted average shares outstanding:
Basic	10,548	10,650

Diluted	10,548	10,650

Basic and diluted earnings per share:
Income from continuing operations	$0.12	$0.15
Discontinued operations	—	—

Net income	$0.12	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Net income	$1,278	$1,626

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(29)	102
Net realized gains included in net income	(3)	(15)

	(32)	87

Comprehensive income	$1,246	$1,713

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Three Months Ended March 31, 2009
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362
Net unrealized appreciation	—	—	—	87	—	—	—	—	87
Treasury shares, net	(107,826)	—	—	—	—	—	(690)	—	(690)
Share-based compensation expense	—	—	20	—	—	—	—	—	20
Dividends ($0.225 per share)	—	—	—	—	—	(2,382)	—	—	(2,382)
Net income	—	—	—	—	1,626	—	—	—	1,626

Balances, March 31, 2009	10,586,962	$111	$152,480	$707	$162,551	$(159,211)	$(4,515)	$900	$153,023

	Three Months Ended March 31, 2010
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2010	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458
Cumulative effect adjustment	—	—	—	(265)	466	—	—	—	201
Net unrealized depreciation	—	—	—	(32)	—	—	—	—	(32)
Share-based compensation expense	—	—	24	—	—	—	—	—	24
Dividends ($0.16 per share)	—	—	—	—	—	(1,688)	—	—	(1,688)
Net income	—	—	—	—	1,278	—	—	—	1,278

Balances, March 31, 2010	10,548,354	$111	$152,635	$28	$169,430	$(165,962)	$(4,901)	$900	$152,241

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$1,278	$1,626
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6	7
Permanent impairments on retained interests in transferred assets	—	60
Gains on sales of real estate	(76)	(30)
Deferred income taxes	(210)	(8)
Provision for (reduction of) loan losses, net	(202)	147
Premium income adjustment	190	33
Amortization and accretion, net	(34)	11
Share-based compensation	24	20
Capitalized loan origination costs	(77)	(57)
Loans funded, held for sale	(9,401)	(2,713)
Proceeds from sale of guaranteed loans	—	783
Principal collected on loans	10	—
Loan fees collected (remitted), net	3	(14)
Change in operating assets and liabilities:
Other assets	25	137
Borrower advances	866	(757)
Accounts payable and accrued expenses	(309)	(47)
Other liabilities	(13)	(8)

Net cash used in operating activities	(7,920)	(810)

Cash flows from investing activities:
Loans funded	(1,421)	(823)
Principal collected on loans	5,013	1,829
Principal collected on retained interests in transferred assets	52	103
Principal collected on mortgage-backed security of affiliate	—	11
Investment in retained interests in transferred assets	—	(135)
Proceeds from sale of real estate owned	2,264	—
Investment in restricted cash and cash equivalents, net	(941)	(156)

Net cash provided by investing activities	4,967	829

Cash flows from financing activities:
Purchase of treasury shares	—	(690)
Proceeds from (repayment of) revolving credit facility, net	(800)	4,300
Payment of principal on structured notes payable	(772)	(86)
Proceeds from secured borrowings — government guaranteed loans	6,629	—
Payment of principal on secured borrowings — government guaranteed loans	(10)	—
Redemption of redeemable preferred stock of subsidiary	(2,000)	—
Payment of dividends	(1,709)	(3,905)

Net cash provided by (used in) financing activities	1,338	(381)

Net decrease in cash and cash equivalents	(1,615)	(362)

Cash and cash equivalents, beginning of year	7,838	10,606

Cash and cash equivalents, end of period	$6,223	$10,244

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three months ended March 31, 2010 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated net income or cash flows.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve the valuation of our real estate owned and determination of loan loss reserves.
At December 31, 2009, we had two off-balance sheet securitizations: PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and PMC Capital L.P. 1998-1 (the “1998 Partnership”). Due to a change in accounting rules, these qualified special purpose entities were consolidated beginning January 1, 2010. We used the unpaid principal balance method to recognize the assets and liabilities of these securitizations. The following table summarizes the assets and liabilities of the 2000 Joint Venture and the 1998 Partnership (which represents a non-cash transaction) which were previously included as retained interests in transferred assets (“Retained Interests”):

January 1,
2010
(In thousands)
Loans receivable, net	$27,752
Restricted cash and cash equivalents	3,396
Other assets	168

Total assets	$31,316

Structured notes payable (1)	$19,524
Other liabilities	58

Total liabilities	$19,582

(1)	Includes $254 held by PMC Commercial which was eliminated in consolidation.
Note 2. Summary of Significant Accounting Policies:
Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following additional policies relate to changes in accounting principles effective January 1, 2010:
Restricted Cash and Cash Equivalents
Represents the collection and reserve accounts required to be held on behalf of the structured noteholders as collateral pursuant to the transaction documents. Reserve accounts may be required to be used to repay the structured noteholders pursuant to the transaction documents.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secured Borrowings – Government Guaranteed Loans
Secured borrowings – government guaranteed loans represents legally sold SBA 7(a) loans which are treated as secured borrowings either temporarily (if the loans were sold for premiums until any potential contingency period for having to refund the premium has expired) or permanently (if the loans were sold for excess spread). In addition, secured borrowings include cash premiums received from the sale of these government guaranteed loans to be recognized as income after a period of at least 90 days since legally sold portions of loans are treated as secured borrowings until any potential contingency period for having to refund the premiums has been satisfied.
Note 3. Recently Issued Accounting Pronouncements:
ASC topic 860 (formerly Financial Accounting Standards Board (“FASB”) No. 166, “Accounting for Transfers of Financial Assets – amendment of FASB Statement No. 140”) was issued in June 2009. ASC 860 amends the accounting guidance for transfers of financial assets including (1) eliminating the concept of QSPEs for prospective securitizations, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. ASC 860 was effective for interim and annual reporting periods beginning after November 15, 2009. This standard affected our accounting for secondary market loan sale transactions beginning on January 1, 2010, the date we adopted the standard. At a minimum, any premium income to be recognized is deferred for a period of at least 90 days since legally sold portions of loans are treated as secured borrowings until any potential contingency period for having to refund the premiums is satisfied. Upon satisfaction of the contractual contingency period, both the unpaid principal balance of the guaranteed portion of the loan and the unamortized balance of the net secured borrowing will be derecognized, with the resulting gain on sale recorded in that period’s income statement. Furthermore, to the extent certain criteria in the new accounting standard are not met, we are required to permanently treat certain legally sold portions of loans (primarily those sold for excess spread instead of cash premiums) as secured borrowings for the life of the loan. For statement of cash flows purposes, proceeds received from the sale of SBA 7(a) loans are now reflected as a financing activity; whereas previously these proceeds were reflected as operating activities.
ASC topic 810 (formerly FASB No. 167, “Amendments to FASB Interpretation No. 46(R)”) was issued in June 2009. ASC 810 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity. ASC 810 was effective for interim and annual reporting periods beginning after November 15, 2009. Our off-balance sheet securitizations were consolidated beginning January 1, 2010, the date we adopted the standard. Determining the carrying amounts of the assets and liabilities of the securitizations was not practicable and the assets of the securitizations can only be used to settle obligations of the securitizations; thus, the unpaid principal balance method was used to recognize assets and liabilities of the securitizations. The difference of $466,000 between the net amounts added to our consolidated balance sheet as assets and liabilities and our Retained Interests was recognized as a cumulative effect in our beneficiaries’ equity. Unrealized appreciation of Retained Interests of $265,000 was reversed in conjunction with the consolidation; therefore, the net effect to our beneficiaries’ equity was an increase of $201,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Commercial mortgage loans (1)	$180,887	$155,137
SBIC commercial mortgage loans (2)	27,582	27,854
SBA 7(a) program loans (3)	25,823	15,256

Total loans receivable	234,292	198,247
Less:
Deferred commitment fees, net	(201)	(348)
Loan loss reserves	(1,239)	(1,257)

Loans receivable, net	$232,852	$196,642

(1)
At March 31, 2010 and December 31, 2009, includes approximately $19.5 million and $19.8 million of loans, respectively, held as collateral for the outstanding structured notes of PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture”). At March 31, 2010, includes approximately $26.7 million of loans held as collateral for the outstanding structured notes of the 2000 Joint Venture and the 1998 Partnership. The remaining loans are held as collateral for our revolving credit facility.

(2)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.

(3)
Net of retained loan discounts of $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively. In addition, at March 31, 2010, due to a change in accounting rules, approximately $6.6 million (guaranteed loan portion) of these loans have been sold with the proceeds received from the sale, net of principal payments made to the purchasers, reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet).

The activity in our loan loss reserves was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Balance, beginning of year	$1,257	$480
Provision for loan losses	162	147
Reduction of loan losses	(364)	—
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	184	—
Principal balances written-off, net	—	(11)

Balance, end of period	$1,239	$616

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information on those loans considered to be impaired loans (loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan) was as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Impaired loans requiring reserves	$3,820	$3,132
Impaired loans expected to be fully recoverable	532	228

Total impaired loans	$4,352	$3,360

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Average impaired loans	$4,322	$6,852

Interest income on impaired loans	$13	$8

Our recorded investment in non-accrual loans at March 31, 2010 and December 31, 2009 was approximately $8.6 million and $3.2 million, respectively. We did not have any loans past due 90 days or more which were accruing interest at March 31, 2010 or December 31, 2009.
Note 5. Retained Interests:
Our Retained Interests consisted of the following:

	March 31, 2010		December 31, 2009
	Estimated		Estimated
	Fair Market		Fair Market
	Value	Cost	Value	Cost
	(In thousands)
First Western	$910	$882	$994	$934
1998 Partnership (1)	—	—	1,393	1,355
2000 Joint Venture (1)	—	—	10,140	9,913

	$910	$882	$12,527	$12,202

(1)	Effective January 1, 2010, due to a change in accounting rules, we now consolidate the assets and liabilities of the 1998 Partnership and the 2000 Joint Venture.
The SBA guaranteed portions of the loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) when each individual loan becomes fully funded. Our SBA 7(a) subsidiary has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) Program prior to January 1, 2010. Effective January 1, 2010, based on a change in accounting rules, we no longer record additions to Retained Interests.
On Secondary Market Loan Sales prior to January 1, 2010, to the extent we retained an excess spread between the interest rate paid to us from our borrowers and the rate we paid to the purchaser of the guaranteed portion of the note and the required minimum servicing spread, we established Retained Interests. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales completed prior to January 1, 2010, our assumptions at March 31, 2010 included a prepayment speed of 20% per annum and a discount rate of 14.1%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests at March 31, 2010 highlights the volatility that results when prepayments and discount rates are different than our assumptions:

	Estimated
	Fair
	Value	Asset Change (1)
Changed Assumption	(In thousands)
Prepayments increase by 500 basis points per annum	$806	$(104)
Prepayments increase by 1000 basis points per annum	$724	$(186)
Discount rates increase by 300 basis points	$856	$(54)
Discount rates increase by 500 basis points	$823	$(87)

(1)
Any depreciation of our Retained Interests would be either included in the accompanying statement of income as a permanent impairment or on our consolidated balance sheet in beneficiaries’ equity as an unrealized loss.

No credit losses are assumed for our Retained Interests since the SBA has guaranteed the payment of the principal on these loans.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value (1)		Coupon Rate at		Loans at
	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2009	2010	2009	2010 (2)
	(Dollars in thousands, except footnotes)
Structured notes payable (3):
2003 Joint Venture	$8,014	$8,291	2.75%	2.79%	4.27	% (4)
2000 Joint Venture	14,385	—	7.28%	NA	9.49%
1998 Partnership	4,390	—	2.25%	NA	5.25%

	26,789	8,291

Junior subordinated notes	27,070	27,070	3.50%	3.53%	NA

Revolving credit facility	22,200	23,000	3.25%	3.25%	NA

Debentures payable	8,174	8,173	5.90%	5.90%	NA

Secured borrowings — government guaranteed loans (5):
Loans sold for premiums	2,208	—	4.57%	NA	6.00%
Loans sold for excess spread	4,601	—	1.61%	NA	5.95%

	6,809	—

Redeemable preferred stock of subsidiary (6)	—	1,975	NA	4.00%	NA

Debt	$91,042	$68,509

(1)	The face amount of debt as of March 31, 2010 and December 31, 2009 was $91,058,000 and $68,551,000, respectively.

(2)	Represents the weighted average interest rate on the loans underlying the structured notes payable and secured borrowings – government guaranteed loans.

(3)	Beginning January 2010 due to a change in accounting rules, we consolidated the 2000 Joint Venture and the 1998 Partnership.

(4)	The weighted average rate on the underlying collateral for the 2003 Joint Venture at December 31, 2009 was 4.31%.

(5)
Due to a change in accounting rules, effective January 1, 2010, cash proceeds received from government guaranteed loans sold for premiums are reflected temporarily as secured borrowings until any potential contingency period for having to refund the premiums is satisfied and cash proceeds received from government guaranteed loans sold for excess spread are reflected permanently as secured borrowings for the life of the loan. For loans sold for premiums, the spread is 1%; however, the weighted average coupon rate reflects an adjustment for the cash premium received.

(6)	During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal payments on our debt at March 31, 2010 were as follows (face amount):

		Structured
		Notes and
Years Ending		Secured	All Other
March 31,	Total	Borrowings (1)	Debt (2)
		(In thousands)
2011	$28,299	$6,099	$22,200
2012	3,993	3,993	—
2013	4,253	4,253	—
2014	8,536	4,346	4,190
2015	8,373	4,373	4,000
Thereafter	37,604	10,534	27,070

	$91,058	$33,598	$57,460

(1)
Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. In addition, secured borrowings – loans sold for premiums are treated as current due to the potential contingency period expiring in approximately 90 days.

(2)	Includes our revolving credit facility, junior subordinated notes and debentures payable.
Note 7. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. During the three months ended March 31, 2010 and 2009, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 90,000 common shares during the three months ended March 31, 2010 and 2009, because the options’ exercise prices were greater than the average market price of the shares.
Note 8. Dividends Declared:
The Board of Trust Managers declared a $0.16 per common share quarterly dividend to common shareholders of record on March 31, 2010, which was paid on April 12, 2010.
We have certain covenants within our revolving credit facility which limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
Note 9. Income Taxes:
PMC Commercial has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, PMC Commercial must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders. In order to meet our 2009 taxable income distribution requirements, we will make an election under the Code to treat a portion of the distributions declared in 2010 as distributions of 2009’s REIT taxable income.
PMC Commercial has wholly-owned taxable REIT subsidiaries (“TRS’s”) which are subject to Federal income taxes. The income generated from the TRS’s is taxed at normal corporate rates.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Discontinued Operations:
Our discontinued operations consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Gains on sales of real estate	$76	$30
Net losses	(65)	—

Discontinued operations	$11	$30

In January 2010, we sold an asset acquired through foreclosure for cash proceeds of $2.5 million and recorded a gain of $76,000.
In March 2010, we sold an asset acquired through foreclosure for $2,275,000 and financed the sale (representing a non-cash reclassification from real estate owned to loans receivable). No gain or loss was recorded on this transaction.
Note 11. Fair Value Measurements:
At March 31, 2010, Retained Interests was our only asset that was required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We use Level 3 inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Value, beginning of period	$12,527	$33,248
Principal collections	(52)	(103)
Realized gains included in net income (1)	(3)	(15)
Investments	—	135
Permanent impairments	—	(60)
Consolidation (2)	(11,734)	(8,565)
Cumulative effect adjustment (3)	201	—
Unrealized appreciation (depreciation)	(29)	102

Value, end of period	$910	$24,742

Cost, end of period	$882	$24,035

(1)	Included within income from Retained Interests.

(2)
During the three months ended March 31, 2010, represents the consolidation of the 2000 Joint Venture and the 1998 Partnership based upon new accounting rules effective January 1, 2010. During the three months ended March 31, 2009, represents the consolidation of a securitization which attained its “clean-up” call provision.

(3)
Based on a change in accounting rules, we consolidated the 2000 Joint Venture and the 1998 Partnership effective January 1, 2010. The difference of $466,000 between the amounts added to our consolidated balance sheet as assets and liabilities and our Retained Interests was recognized as a cumulative effect adjustment in our beneficiaries’ equity. Unrealized appreciation of Retained Interests of $265,000 was reversed in conjunction with the consolidation; therefore, the net effect to our beneficiaries’ equity was an increase of $201,000.

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis. These adjustments to fair value usually result in the recognition of loan loss reserves on individual loans and valuation reserves on real estate owned based on the estimated fair value.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For impaired loans measured at fair value on a nonrecurring basis during the three months ended March 31, 2010 and 2009, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying Value at		Three Months Ended
	March 31,		March 31, (2)
	2010	2009	2010	2009
	(In thousands)
Impaired loans (1)	$3,955	$6,868	$45	$53

(1)
Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value, market environment, etc.

(2)	Represents the net change in the provision for (reduction of) loan losses included in our income statement related specifically to these loans during the periods presented.
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or market thereafter. We used Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value, market environment, etc. At March 31, 2010, the carrying value and estimated fair value of our real estate owned was $891,000.
The estimated fair values of our financial and nonfinancial instruments were as follows at March 31, 2010:

		Estimated
	Carrying	Fair
	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$232,852	$226,661
Retained Interests	910	910
Restricted cash and cash equivalents	5,703	5,703
Cash and cash equivalents	6,223	6,223

Liabilities:
Structured notes payable	26,789	26,497
Secured borrowings — government guaranteed loans	6,809	6,619
Debentures payable	8,174	8,054
Revolving credit facility	22,200	22,200
Junior subordinated notes	27,070	16,353
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. Reserves are established based on numerous factors including, but not limited to, the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Retained Interests: In order to determine the estimated fair value of our Retained Interests, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate and prepayment tendencies.
Restricted cash and cash equivalents: Restricted cash and cash equivalents represent our collection and reserve accounts of the securitizations. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection account and (2) the reserve accounts providing collateral value at their current carrying amounts to the structured noteholders.
Cash and cash equivalents: The carrying amount is considered to be reasonable estimates of fair value due to the short maturity of these funds.
Structured notes payable, debentures payable and junior subordinated notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.
Secured borrowings — government guaranteed loans: The estimated fair value approximates cost as the loans were sold in current third-party transactions. In addition, the carrying value of secured borrowings – government guaranteed loans – loans sold for premiums approximate their fair value as the contingency period is expected to expire within 90 days.
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the short duration to maturity.
Note 12. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $18.1 million at March 31, 2010, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are as follows:

Twelve Months
Ending
March 31,	Total
(In thousands)
2011	$217
2012	131

$348

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
Structured Loan Sale Transactions
The documents of the structured loan sale transactions contain provisions (the “Credit Enhancement Provisions”) that govern the assets and the inflow and outflow of funds of the entities originally formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified increased reserve requirements. If, at any measurement date, the loans in structured loan transactions were delinquent in excess of specified limits or were considered “charged-off” loans in accordance with the transaction documents, the Credit Enhancement Provisions would require an increase in the level of credit enhancement (reserve fund). During the period in which the Credit Enhancement Provisions were in effect, excess cash flow from the entity, if any, which would otherwise be distributable to us, would be used to fund the increased credit enhancement levels until the specified reserve requirement was met and would delay or reduce our distribution. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions would be received in future periods or that future deferrals or losses would not occur. As a result of a delinquent loan in the 2003 Joint Venture, Credit Enhancement Provisions were triggered during the first quarter of 2009. As a consequence, cash flows related to this transaction otherwise distributable to us are being deferred and utilized to fund the increased credit enhancement requirement. Based on current cash flow assumptions, management anticipates that the funds will be received in future periods or used to repay the structured notes to the extent we exercise the “clean-up” call options.
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
Other
If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. These terms are standard representations and warranties that we provide to the SBA at the time we sell the guaranteed portion of the loan.

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
The following discussion of our financial condition at March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
EXECUTIVE SUMMARY
Liquidity
Our revolving credit facility (the “Revolver”), which is collateralized by PMC Commercial’s loans, matures on December 31, 2010. The amount available under the Revolver is currently $35 million. The amount available under the Revolver reduces over time and upon maturity the amount available will have reduced to $20 million. We are currently addressing the extension of our facility for an additional year with our lender. We believe that we will be able to extend the facility upon substantially the same terms and conditions which will exist at December 31, 2010 (i.e., amount available of $20 million).
While we do not believe that our SBA 7(a) loan origination activity will be impacted during 2010, with the reduced availability during 2010 under our Revolver, we may not be able to take advantage of opportunities to expand our SBA 7(a) platform. We are maintaining our targeted 2010 SBA 7(a) loan origination volume of between $30 million and $40 million. Due to the continuation of the SBA 7(a) Program increased guaranty percentage through May 2010, we have slightly lowered our anticipated net capital needs for these originations to between $5 million and $7 million after the sale of the guaranteed portion of the loans. To the extent we need additional funds for working capital, there can be no assurance that we would be able to increase the amount available under any short-term credit facilities or identify other sources of funds with acceptable terms.
General Economic Environment
There has been an increase in mortgage defaults in the broader commercial real estate market and a belief that these defaults will increase. This increase is due in part to credit market turmoil and declining property cash flows and property values. In addition, when there are more foreclosures on commercial real estate properties the property values typically decline even further as supply exceeds demand in the market for the properties underlying these mortgages. We have experienced an increase in foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses as costs associated with these properties are incurred. In addition, we may experience an increase in loan losses and/or impairment losses. Further, our ability to sell our real estate owned will be affected by many factors, including but not limited to, the number of potential buyers, number of competing properties on the market and other market conditions.

Market Conditions
We are uncertain as to how long the present economic conditions will remain and what shape the recovery will take. As a result of the prolonged recessionary environment, the availability of capital for providers of real estate financing has been severely restricted. As a result, capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages.
In response, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets. These programs and other legislative and regulatory efforts related to the financial markets provided increased liquidity to global financial markets. However, many of the government sponsored programs were temporary or have been completely utilized. The expiration of these or other legislative or regulatory initiatives may cause a reduction in liquidity to the financial markets and as a result, we may need to modify our strategies, businesses or operations, and incur increased costs in order to satisfy new regulatory requirements or to compete in a changing business environment. Given the volatile nature of the market and uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
We rely on the market for Secondary Market Loan Sales. This market may diminish and/or the premiums achieved on selling loans into that market may be reduced which could have a material adverse effect on our ability to originate new loans.
Strategic Alternatives
The current credit and capital market environment remains unstable. While we continue to explore and evaluate strategic opportunities, our primary focus is on maximizing the value of our current investment portfolio and business strategy as well as exploring opportunities for alternative liquidity sources.
SBA 7(a) Program
As a result of reduced liquidity, we continue to focus on the origination of SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans and then sell the government guaranteed portion to investors.
The American Recovery and Reinvestment Act (the “Stimulus Bill”), passed in February 2009, contained provisions that benefitted the SBA which we believe had a positive impact on our lending operations. The Stimulus Bill provided the SBA with temporary funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans until May 2010, as extended. There is currently legislation being reviewed by Congress that contains provisions to allow the SBA to support larger loans and provide more financing options to a larger segment of small businesses including (1) increasing the 7(a) loan limit from $2 million to $5 million, (2) allowing the 504 loan program to refinance short-term commercial real estate debt into long-term, fixed-rate loans and (3) extending the authorization to provide 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) and 504 loans through December 31, 2010. We believe that we would benefit from the increase in 7(a) loan limits, extension of 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) loans. We are not currently utilizing the 504 program due to our limited liquidity.
Secondary Market Loan Sales
During the first quarter of 2010, we sold $6.6 million of the guaranteed portion of SBA 7(a) Program loans. Of the loans sold, $2.0 million were sold for cash premiums for total proceeds of approximately $2.2 million. On the loans sold for cash premiums we will also receive the benefit of 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) for a servicing fee on the sold portion of the loan. The remainder of the sold loans, $4.6 million, were sold for future servicing spreads averaging 433 basis points (including the 100 basis points required to be retained) and we received no cash premiums (i.e., we received $4.6 million in sale proceeds). As a result of the new accounting rules regarding sale treatment for selling the guaranteed portion of our SBA 7(a) Program loans, no gain is recognized at the time of sale for any of the loan sales.

For the loan sales where we received the cash premiums of $190,000, sale treatment will occur after any contingencies have been satisfied which should occur 90 to 120 days after the proceeds were received. Accordingly, we expect to record a gain from sale of $190,000 (before cost allocations) during the second quarter of 2010 relating to these loan sales. Once gains are recorded, there is no significant difference between the old and new accounting rules for these types of sales. In effect, the change in the accounting rules is to defer gain recognition for around 90 days.
The more significant accounting rule change relates to these loans where management believes the best economic opportunity was to forego the up-front cash premiums in lieu of significant future servicing spread. On these loan sales, we receive a spread between the rate we collect from our borrowers and the rate we pay the buyers of the guaranteed portion of the loan. This spread includes the excess spread of 333 basis points we will receive in future periods in addition to the SBA mandated 100 basis points.
For tax purposes, since these transactions are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until December 31, 2009. Consequently, for tax purposes, we will record gains of approximately $500,000 related to these loan sales but will not recognize any gain for book purposes. Instead, we will record book income as we receive the 433 basis point spread as we service the sold portion of the loan. Therefore, for book purposes, assuming these loans sold for excess spread pay as agreed without prepayment or default, we would record approximately $200,000 in net income on the sold portion of these loans in the 12 months subsequent to selling the loan and over $900,000 in net income over the first five years of servicing the guaranteed portion of these loans. There can be no assurance that the loans will remain outstanding until maturity. However, management believes that the value of the future servicing spreads is greater than the cash premiums we could have received since the expected life of the loans (and the future incremental cash flows) exceeds the breakeven point on a present value basis.
The following highlights the difference between selling a loan for cash premium versus selling a loan for future excess spread:

	Cash	Excess
	Premium	Spread

Loan amount	$1,000,000	$1,000,000
Guaranteed portion	90.00%	90.00%
Guaranteed loan amount	$900,000	$900,000
Rate paid by borrower	6.00%	6.00%
Rate paid to purchaser	5.00%	1.75%
Total spread on sold portion of loan	1.00%	4.25%
Premium percentage	10.00%	—
Proceeds from sale	$990,000	$900,000
Premium received	$90,000	$—
Future servicing spread:
Estimated cash flow — Year 1	$8,900	$37,900
Estimated cash flow — Initial 5 years	$42,800	$181,900
Total cash from sale at the end of 5 years (1)	$1,032,800	$1,081,900

(1)	Does not include the cash flow from the retained portion of the loan.

LOAN PORTFOLIO INFORMATION
Loan Portfolio Performance
Economic conditions have subjected many of our borrowers to financial stress. The operations of many of the limited service hospitality properties collateralizing our loans have been negatively impacted by the prolonged economic recession. We continue to experience increases in payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment or lack of timely payment of real estate taxes and franchise fees and borrower requests for deferments of payment.
For real estate secured loans, due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors such as having recourse to the guarantors, we have not historically experienced significant losses. However, if the economy or the commercial real estate market does not improve, we could experience an increase in credit losses. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
Loan Activity
During the first three months of 2010 we funded approximately $10.8 million of SBA 7(a) Program loans. At March 31, 2010, December 31, 2009 and March 31, 2009, our outstanding commitments to fund loans were approximately $18.1 million, $20.7 million and $6.7 million, respectively. Depending on liquidity, we expect that fundings during 2010 will be between $30 million and $40 million. These fundings will be predominantly through the SBA 7(a) Program.
In addition to our retained portfolio of approximately $234.3 million at March 31, 2010, we service approximately $46.7 million of aggregate principal balance of loans sold pursuant to Secondary Market Loan Sales. During the years ended December 31, 2005 through 2009, certain securitizations were not included in our retained portfolio but were included in our serviced portfolio. Effective January 1, 2010, due to a change in accounting rules, we now consolidate all of our securitizations. Since we retain a residual interest in the cash flows from these loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).
Information on our Serviced Portfolio, including prepayment trends, was as follows:

	March 31,	December 31,
	2010	2009	2008	2007	2006	2005
	(Dollars in thousands)
Serviced Portfolio (1)	$280,995	$273,687	$275,530	$326,368	$397,567	$447,220

Loans funded (2)	$10,828	$30,435	$34,587	$33,756	$51,686	$49,942

Prepayments (3)	$2,476	$12,795	$68,556	$84,137	$91,710	$41,049

% Prepayments (4)	3.6%	4.6%	21.0%	21.2%	20.5%	8.8%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the three months ended March 31, 2010.

(3)	As of the period ended. Does not include balloon maturities of SBA 504 program loans.

(4)
Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year. For the three months ended March 31, 2010, represents annualized prepayments as a percentage of our Serviced Portfolio outstanding.

Retained Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) Program loans	$10,782	$3,536
Commercial mortgage loans	40	—

Total loans funded	10,822	3,536

Other Loan Transactions:
2002 Joint Venture (1)	—	12,570
2000 Joint Venture (2)	22,912	—
1998 Partnership (2)	5,024	—
Loan originated in connection with the sale of real estate owned	2,275	—

Total loans originated	$41,033	$16,106

Principal Repayments:
Scheduled principal payments	$2,796	$1,829
Prepayments	2,217	—
Proceeds from sale of SBA 7(a) guaranteed loans	—	783

Total principal repayments	$5,013	$2,612

(1)	We reached our “clean-up” call provision resulting in loans which were previously off-balance sheet being included in our Retained Portfolio.

(2)	Due to a change in accounting rules effective January 1, 2010, the 2000 Joint Venture and the 1998 Partnership are now consolidated and included in our Retained Portfolio.
Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio were as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Weighted average contractual interest rate	5.7%	5.3%	6.2%

Annualized average yield (1)	5.8%	5.5%	5.9%

(1)
For the three month periods ended March 31, 2010 and 2009 and for the year ended December 31, 2009. In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for (reduction of) loan losses, net.

The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the second quarter of 2010 (set on April 1, 2010) is 0.29% and 3.25%, respectively, while the LIBOR and prime rate charged during the first quarter of 2010 (set on January 1, 2010) was 0.25% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	March 31, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$133,102	57.2%	4.0%	$132,162	67.2%	4.0%
Fixed-rate	67,358	28.9%	9.1%	45,678	23.2%	9.0%
Variable-rate — prime	32,392	13.9%	5.5%	18,802	9.6%	5.4%

	$232,852	100.0%	5.7%	$196,642	100.0%	5.3%

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
In addition to Impaired Loans, we have “watch list loans” as determined by management. Watch List loans are generally loans for which the borrowers are current on their payments; however, they may be delinquent on their property taxes, have requested a deferment, have franchise issues (non-payment of fees, loss of franchise and/or failure to meet franchise standards), insurance defaults or other contractual deficiencies.
At March 31, 2010 and December 31, 2009, we had loan loss reserves of $1,239,000 and $1,257,000, respectively, including general reserves of $787,000 and $650,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.07% and 0.08% during the three months ended March 31, 2010 and 2009, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Our loan categories were as follows on our retained loans receivable (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31, 2010		December 31, 2009		December 31, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Satisfactory	$215,096	91.8%	$177,129	89.3%	$156,303	86.6%
Watch List	9,937	4.3%	17,593	8.9%	12,507	6.9%
Special Mention	5,666	2.4%	759	0.4%	9,294	5.1%
Problem	3,593	1.5%	2,766	1.4%	2,501	1.4%

	$234,292	100.0%	$198,247	100.0%	$180,605	100.0%

Real Estate Owned and Foreclosure Activity
We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. We are currently in the process of foreclosure proceedings on several properties collateralizing our loans. Historically, subsequent to commencement of the foreclosure process, many borrowers brought their loans current; thus, we stopped the foreclosure process. Alternatively, borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process or modify the terms of the loan agreement. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans.
During the first quarter of 2010, we sold our golf course and limited service hospitality property included in real estate owned. We are currently marketing to sell our remaining property.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Overview

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$3,455	$3,991	$(536)	(13.4%)
Total expenses	$2,296	$2,377	$(81)	(3.4%)

Income from continuing operations	$1,267	$1,596	$(329)	(20.6%)
Net income	$1,278	$1,626	$(348)	(21.4%)
The comparability of our operations between the first quarter of 2010 and the first quarter of 2009 was impacted by the consolidation of our previously off-balance sheet securitizations and the accounting change (effective January 1, 2010) for sale treatment on Secondary Market Loan Sales. The consolidation of these entities caused a “gross-up” of our interest income and interest expense during 2010 as compared to separate one-line revenue recognition during the first quarter of 2009 as income from Retained Interests.
The impact to our net income related to the change in accounting rules was to defer sale treatment on loans sold and recorded as secured borrowings on a temporary basis (loans sold for premiums) for at least 90 days and to eliminate sale treatment on loans sold and recorded as secured borrowings on a permanent basis (loans sold for excess spread) for the life of the loan subsequent to December 31, 2009. Therefore, we did not record any premium income during the first quarter of 2010. We anticipate that we will record approximately $170,000 in premium income during the second quarter of 2010.
The primary causes of the reduction in net income from the first quarter of 2009 to the first quarter of 2010 were:
•	A reduction in LIBOR from 1.44% during the first quarter of 2009 to 0.25% during the first quarter of 2010. The impact to net income was approximately $300,000;
•
Included in income from Retained Interests was approximately $300,000 of income, primarily unanticipated prepayment fees, during the three months ended March 31, 2009 while there was no comparable revenue during the three months ended March 31, 2010; and

•	An increase in expenses related to loans in the process of foreclosure of $188,000. We did not have any loans in the process of foreclosure during the first quarter of 2009; partially offset by
•
A decrease in provision for (reduction of) loan losses of $349,000 due primarily to positive changes in (1) the financial condition of certain borrowers and (2) collateral valuation on a limited service hospitality loan.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues
The increase in interest income of $366,000 was primarily attributable to the consolidation of our previously off-balance sheet securitizations. Interest income attributable to these securitizations totaled approximately $725,000 during the three months ended March 31, 2010. At March 31, 2010, approximately 71% of our loans had variable interest rates. The base LIBOR charged to our borrowers decreased from 1.44% during the three months ended March 31, 2009 to 0.25% during the three months ended March 31, 2010. On our average LIBOR based portfolio outstanding of $132.6 million during the first quarter of 2010, the 119 basis point drop in LIBOR decreased interest income by approximately $400,000. To the extent variable rates decline further, they will have a negative impact on our earnings.
Income from Retained Interests decreased $875,000 due to a change in accounting rules which required that our off-balance sheet securitizations be consolidated effective January 1, 2010. As a result, our income from Retained Interests decreased to $41,000 during the first quarter of 2010. We expect that income from Retained Interests will remain at its current level during 2010.
Other income consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Servicing income	$78	$95
Loan related income — other	58	69
Prepayment fees	42	—
Equity in earnings	19	19
Premium income	—	9
Other	—	32

	$197	$224

Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, premium income to be recognized is deferred for at least 90 days until any potential contingency period for having to refund these premiums has been satisfied. Therefore, no premium income was recorded during the first quarter of 2010. Cash premiums collected during the three months ended March 31, 2010 totaled approximately $190,000 and are included in secured borrowings — government guaranteed loans on our consolidated balance sheet. We anticipate that we will record approximately $170,000 in premium income during the second quarter of 2010.

Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Structured notes payable	$346	$96
Junior subordinated notes	239	319
Revolver	200	182
Debentures payable	123	123
Other	81	86

	$989	$806

The weighted average cost of our funds for the quarter ended March 31, 2010 was 3.9% compared to 4.6% during the quarter ended March 31, 2009. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR.
Effective January 1, 2010, due to a change in accounting rules, we now consolidate the structured notes of the 2000 Joint Venture and the 1998 Partnership and their related interest expense. At March 31, 2010, the 2000 Joint Venture notes of $14.4 million bear interest at a fixed rate of 7.28% while the 1998 Partnership notes of $4.4 million bear interest at the prime rate less 1%.
In addition to the consolidation of the structured notes payable above, effective January 1, 2010, we now record secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) loans either temporarily or permanently depending on if the loan is sold for a cash premium or excess spread.
During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.
Other Expenses
General and administrative expense increased $125,000 during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased to $380,000 during the three months ended March 31, 2010 compared to $443,000 during the three months ended March 31, 2009 primarily related to a decrease in legal fees related to strategic initiatives. Expenses related to assets currently in the process of foreclosure totaled $188,000 during the three months ended March 31, 2010 primarily related to a full service hospitality property. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to court-appointed receivers. We expect to continue to incur general and administrative expenses related to problem loans until the foreclosure processes are completed; however, we are unable to estimate these expenses at this time and these expenses may be material. Once the foreclosure processes are completed, we expect that we will incur net losses which will be included in discontinued operations related to these properties. We did not have any assets in the process of foreclosure during the three months ended March 31, 2009.
Provision for (reduction of) loan losses, net, was a reduction of $202,000 during the three months ended March 31, 2010 compared to a provision of $147,000 during the three months ended March 31, 2009. The reduction of loan losses during the three months ended March 31, 2010 was primarily related to positive changes in (1) the financial condition of certain borrowers and (2) collateral valuation on a limited service hospitality loan. The provision for loan losses during the three months ended March 31, 2009 was primarily due to devaluations of collateral of limited service hospitality properties.

Income tax benefit (provision) was a benefit of $108,000 during the three months ended March 31, 2010 compared to a provision of $18,000 during the three months ended March 31, 2009. A net income tax benefit of approximately $146,000 was recorded by one of our taxable REIT subsidiaries as a result of a book loss while current income tax expense of the subsidiary was approximately $75,000. The reason for the difference is the new accounting rules that defer gain recognition treatment on Secondary Market Loan Sales. During the quarter ended March 31, 2010, significant gains of approximately $700,000 were deferred for book purposes and recorded as gains for income tax purposes.
Discontinued Operations

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Gains on sales of real estate	$76	$30
Net losses	(65)	—

Discontinued operations	$11	$30

Gains on sales of real estate represent income recognition on previously deferred gains during the three months ended March 31, 2009 and the gain on the sale of an asset acquired through foreclosure during the three months ended March 31, 2010.
We incurred net holding period losses included in discontinued operations of $65,000 during the three months ended March 31, 2010 primarily related to the two properties acquired through foreclosure in 2009 and sold during the first quarter of 2010.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Three Months Ended
	March 31,
	2010	2009	Change
	(In thousands)
Cash used in operating activities	$(7,920)	$(810)	$(7,110)
Cash provided by investing activities	$4,967	$829	$4,138
Cash provided by (used in) financing activities	$1,338	$(381)	$1,719
Operating Activities
We used cash in operating activities of $7,920,000 during the three months ended March 31, 2010. Due to a change in accounting rules effective January 1, 2010 which delays or eliminates sale treatment related to our Secondary Market Loan Sales, cash used to originate loans held for sale are a use of funds from operating activities while proceeds from the sale of guaranteed loans are now included in financing activities. Operating income was typically used to fund our dividends. Since operating cash flows also includes lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash provided by operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow from (used in) operating activities. Modified Cash is calculated by adjusting our cash from (used in) operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash is one of the measurements used by our Board of Trust Managers in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.

The following reconciles net cash used in operating activities to Modified Cash:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(7,920)	$(810)
Change in operating assets and liabilities	(569)	675
Operating Loan Activity	9,401	1,930

Modified Cash	$912	$1,795

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the three months ended March 31, 2010 and 2009, dividend distributions were greater than our Modified Cash by $787,000 and $2,110,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on loans receivable.
Investing Activities
During the three months ended March 31, 2010 and 2009, the primary source of funds was principal collected on loans, net of loans funded of $3,592,000 and $1,006,000, respectively. In addition, during the three months ended March 31, 2010, we sold an asset included in real estate owned and collected cash proceeds of $2,264,000.
Financing Activities
We used funds in financing activities during the three months ended March 31, 2010 and 2009 primarily to pay dividends of $1,709,000 and $3,905,000, respectively, and for the repurchase of common shares during the three months ended March 31, 2009. Due to a change in accounting rules effective January 1, 2010, proceeds from Secondary Market Loan Sales are now included within financing activities compared to operating activities prior to January 1, 2010. Proceeds from these Secondary Market Loans Sales during the three months ended March 31, 2010 were $6,629,000. In addition, during the three months ended March 31, 2010, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in May 2010. Our primary source of funds in financing activities during the three months ended March 31, 2009 was net proceeds from our Revolver of $4,300,000.
Sources and Uses of Funds
Liquidity Summary
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, and (3) borrowings under any available short-term credit facilities. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term. To a lesser extent, and to the extent available to us, we may utilize (1) proceeds from potential loan and asset sales, (2) new financings or securitization offerings and (3) proceeds from potential common or preferred equity offerings.

Due to current market conditions, we cannot at present access debt capital through new or increased warehouse lines, new securitization issuances or new trust preferred issuances. However, there are indications that the securitization market may be available in the future although the costs are not known and we may not be able to structure a transaction that is cost efficient. We continue to explore ways to extend or refinance our short-term Revolver; however, in the event we are not able to extend or refinance our Revolver or successfully secure alternative financing, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy these requirements.
If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or require us to liquidate pledged collateral or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due, terminate commitments thereunder, and allows the mortgage loan collateral held as security for the Revolver to be liquidated by the lender to satisfy any balance outstanding and due pursuant to the Revolver. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders.
Sources of Funds
In general, we require liquidity to originate new loans and repay principal and interest on our debt. Our operating revenues are typically utilized to pay our operating expenses and dividends. We have been utilizing principal collections on loans receivable and borrowings under our Revolver as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
•	Structured loan financings or sales;
•	Issuance of SBA debentures;
•	Secondary Market Loan Sales;
•	Issuance of junior subordinated notes; and/or
•	Common equity issuance.
As discussed previously, these markets (with the exception of SBA debentures and Secondary Market Loan Sales) are not available to us at the present time and there can be no assurance that they will be available in the future. At our current share price, we do not intend to issue common shares. Since 2004, our working capital has primarily been provided through credit facilities, the issuance of junior subordinated notes and principal payments (including prepayments) on loans receivable. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is a limited market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available to us in the future. Until this market becomes more readily available, our ability to grow is limited.
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
We rely on Secondary Market Loan Sales to create availability and/or repay principal due on our Revolver. Once fully funded, we typically sell the government guaranteed portion of our SBA 7(a) Program loans. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.
We have a low debt-to-equity ratio of 0.65:1 at March 31, 2010. This ratio is below that of typical specialty commercial finance companies.

As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2010, we anticipate that our Modified Cash will be utilized to fund our expected 2010 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
The Revolver requires us to meet certain covenants, the most restrictive of which provides for a maximum amount of problem assets as defined in the agreement. The maximum problem assets cannot exceed 10% of beneficiaries’ equity calculated on a quarterly basis. In addition, we have (1) an asset coverage test based on our cash and cash equivalents and loans receivable as a ratio to our senior debt of 1.25 times, (2) a covenant that limits our ability to pay out returns of capital as part of our dividends and (3) a minimum equity requirement of $145 million. At March 31, 2010, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.
We anticipate requesting a commitment from the SBA for $10 million of debentures during the second quarter of 2010 which we expect to be approved during the second or third quarter of 2010. These debentures would be used to fund loans within our SBICs to the extent necessary.
Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of principal on our debt. Our outstanding commitments to fund new loans were $18.1 million at March 31, 2010, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $6.6 million related to these loans; however, the First Western loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2010, we anticipate loan fundings will range from $30 million to $40 million. In addition, we use funds for operating deficits and holding costs of our real estate owned and properties in the process of foreclosure.
There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term. In addition, once fully funded, we anticipate the ability to sell the government guaranteed portion of our SBA 7(a) Program loans into the secondary market.
The amount available under the Revolver is currently $35 million. The amount will be reduced by $5 million each quarter commencing June 30, 2010 at which time the available amount will be reduced to $30 million. The amount available under the Revolver will further reduce to $20 million on December 31, 2010 at which time the Revolver will also mature.
We may repurchase loans from the securitizations which have become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure. We may be required to use restricted cash of our securitizations to repay a loan within a securitization to the structured noteholders if it is deemed “charged-off” per the transaction documents. If we choose to repurchase a loan from a securitization using our Revolver, the balance due on our structured notes payable would decrease and the balance due under our short-term Revolver would increase.
We may pay dividends in excess of our funds from operating activities to maintain our REIT status or as approved by our Board of Trust Managers. During the three months ended March 31, 2010, our sources of funds for our dividend distributions of approximately $1.7 million were Modified Cash of approximately $0.9 million and principal collections on our loans receivable of approximately $0.8 million.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
The following summarizes our contractual obligations at March 31, 2010:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)
Debt:
Debentures payable (2)	$8,190	$—	$—	$4,190	$4,000
Structured notes payable (3)	26,789	3,734	7,926	8,388	6,741
Secured borrowings — government guaranteed loans (3)	6,809	$2,365	$320	$331	$3,793
Revolver	22,200	22,200	—	—	—
Junior subordinated debt (4)	27,070	—	—	—	27,070

Interest:
Consolidated debt (5)	32,486	3,719	5,050	3,840	19,877
Mortgage note of unconsolidated subsidiary	74	74	—	—	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (6)	1,069	1,069	—	—	—
Severance and related benefits	156	21	135	—	—
Operating lease (7)	348	217	131	—	—

Total contractual cash obligations	$125,191	$33,399	$13,562	$16,749	$61,481

(1)
Does not include $3.0 million of cumulative preferred stock of subsidiary (valued at $900,000 on our consolidated balance sheet) and related dividends (recorded as interest expense) of $90,000 annually which has no maturity date.

(2)	Debentures payable are presented at face value.

(3)
Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or losses. In addition, secured borrowings — loans sold for premiums are treated as current due to the contingency period expiring in approximately 90 days.

(4)	The junior subordinated notes may be redeemed at our option, without penalty and are subordinated to PMC Commercial’s existing debt.

(5)	Calculated using the variable rate in effect at March 31, 2010. In addition, for our Revolver, assumes current balance outstanding through maturity date.

(6)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary due January 1, 2011.

(7)	Represents future minimum lease payments under our operating lease for office space.

Our commitments at March 31, 2010 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$18,091	$18,091	$—	$—	$—

See Note 12 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.
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
In order to meet our 2009 taxable income distribution requirements, we made an election under the Code to treat a portion of the distributions declared in 2010 as distributions of 2009’s REIT taxable income. These distributions are known as spillover dividends. The Board anticipates utilizing the shortfall caused by spillover dividends to allow dividends declared in 2010 to exceed our 2010 REIT taxable income.
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
The following reconciles net income to REIT taxable income:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income	$1,278	$1,626
Book/tax difference on depreciation	(13)	(14)
Book/tax difference on gains related to real estate	389	(30)
Book/tax difference on Retained Interests, net	—	(173)
Book/tax difference on amortization and accretion	(26)	(32)
Loan valuation	(197)	92
Other book/tax differences, net	(41)	(7)

Subtotal	1,390	1,462

Less: TRS net loss (income), net of tax	233	(13)

REIT taxable income	$1,623	$1,449

Distributions declared	$1,688	$2,382

Weighted average common shares outstanding	10,548	10,650

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
Current conditions in the debt markets include lack of liquidity and large risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading in asset-backed securities continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and any available short-term credit facilities.
Real Estate Risk
The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are the primary collateral for our loans. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
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

•	changes or continued weakness in the underlying value of limited service hospitality properties;
•	construction quality, construction cost, age and design;
•	demographic factors;
•	increases in operating expenses (such as energy costs) for the owners of the properties; and
•	limitations in the availability and cost of leverage.
In the event property cash flows decrease, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay our loans, which could also cause us to suffer losses. Decreases in property values could reduce the value of our real estate owned which could cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Three Months	Year Ended	Three Months
	Ended	December 31,	Ended
Provision for loan losses	March 31, 2010	2009	March 31, 2009
	(In thousands)
As reported (1)	$162	$1,076	$147
Annual loan losses increase by 50 basis points (2)	446	2,027	384
Annual loan losses increase by 100 basis points (2)	729	2,977	622

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans are predominantly variable-rate, based on LIBOR or the prime rate, our operating results will depend in large part on LIBOR or the prime rate. One of the primary determinants of our operating results is differences between the income from our loans and our borrowing costs. As a result, most of our borrowings are also based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
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
At March 31, 2010, our loans are approximately 71% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $165.5 million of variable-rate loans at March 31, 2010. The estimated fair value of our variable-rate loans (approximately $159.0 million at March 31, 2010) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $67.4 million and $45.7 million of fixed-rate loans at March 31, 2010 and December 31, 2009, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At March 31, 2010 and December 31, 2009, we had $165.5 million and $151.0 million of variable-rate loans, respectively, and $68.5 million and $58.4 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($97.0 million and $92.6 million at March 31, 2010 and December 31, 2009, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at March 31, 2010 and December 31, 2009, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $970,000 and $926,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates is not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and secured borrowings — government guaranteed loans. At March 31, 2010 and December 31, 2009, approximately $22.5 million and $10.1 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2010, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $685,000.
Our fixed-rate debt at March 31, 2010 was comprised of SBA debentures and structured notes of the 2000 Joint Venture.

The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2010 and December 31, 2009:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,849	$2,031	$2,230	$6,447	$6,222	$3,779	$22,558	$22,349

Variable-rate debt (LIBOR and prime based) (3) (4)	26,450	1,962	2,023	2,073	2,151	33,825	68,484	57,374

Totals	$28,299	$3,993	$4,253	$8,520	$8,373	$37,604	$91,042	$79,723

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2010 was 6.8%.

(3)
Principal payments on the structured notes and secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at March 31, 2010 was 3.2%.

	Years Ending December 31,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,975	$—	$—	$4,173	$—	$4,000	$10,148	$10,047

Variable-rate debt (LIBOR and prime rate based) (3)	24,239	1,294	1,343	1,366	1,425	28,694	58,361	45,817

Totals	$26,214	$1,294	$1,343	$5,539	$1,425	$32,694	$68,509	$55,864

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2009 was 6.2%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2009 was 3.3%.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Reserved

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
A. Exhibits

3.1
Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1	(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1	(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3		Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*31.1		Section 302 Officer Certification — Chief Executive Officer

*31.2		Section 302 Officer Certification — Chief Financial Officer

**32.1		Section 906 Officer Certification — Chief Executive Officer

**32.2		Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 05/10/10	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 05/10/10	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)