Form 10-Q
period 2010-06-30
PMC COMMERCIAL TRUST /TX
filed 2010-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of August 3, 2010, the Registrant had outstanding 10,558,054 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Loans receivable, net	$237,882	$196,642
Cash and cash equivalents	6,409	7,838
Restricted cash and cash equivalents	5,166	1,365
Real estate owned	2,223	5,479
Retained interests in transferred assets	901	12,527
Other assets	4,791	4,392

Total assets	$257,372	$228,243

LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Structured notes payable	25,272	8,291
Revolving credit facility	18,900	23,000
Secured borrowings — government guaranteed loans	17,628	—
Debentures payable	8,175	8,173
Borrower advances	3,394	2,368
Accounts payable and accrued expenses	2,527	2,364
Dividends payable	1,712	1,731
Deferred income	685	686
Redeemable preferred stock of subsidiary	—	1,975
Other liabilities	112	127

Total liabilities	105,475	75,785

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,094,383 and 11,084,683 shares issued at June 30, 2010 and December 31, 2009, respectively, 10,558,054 and 10,548,354 shares outstanding at June 30, 2010 and December 31, 2009, respectively	111	111
Additional paid-in capital	152,710	152,611
Net unrealized appreciation of retained interests in transferred assets	76	325
Cumulative net income	170,653	167,686
Cumulative dividends	(167,652)	(164,274)

	155,898	156,459

Less: Treasury stock; at cost, 536,329 shares at June 30, 2010 and December 31, 2009	(4,901)	(4,901)

Total beneficiaries’ equity	150,997	151,558

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	151,897	152,458

Total liabilities and equity	$257,372	$228,243

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues:
Interest income	$6,715	$5,636	$3,498	$2,785
Income from retained interests in transferred assets	75	1,697	34	781
Other income	600	530	403	306

Total revenues	7,390	7,863	3,935	3,872

Expenses:
Interest	2,000	1,596	1,011	790
Salaries and related benefits	1,911	1,920	970	999
General and administrative	1,212	977	644	534
Permanent impairments on retained interests in transferred assets	—	77	—	17
Provision for (reduction of) loan losses, net	(98)	203	104	56

Total expenses	5,025	4,773	2,729	2,396

Income before income tax benefit and discontinued operations	2,365	3,090	1,206	1,476

Income tax benefit	128	50	20	68

Income from continuing operations	2,493	3,140	1,226	1,544

Discontinued operations	8	50	(3)	20

Net income	$2,501	$3,190	$1,223	$1,564

Weighted average shares outstanding:
Basic	10,549	10,599	10,550	10,548

Diluted	10,565	10,599	10,566	10,548

Basic and diluted earnings per share:
Income from continuing operations	$0.24	$0.30	$0.12	$0.15
Discontinued operations	—	—	—	—

Net income	$0.24	$0.30	$0.12	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)

Net income	$2,501	$3,190	$1,223	$1,564

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation arising during period	20	182	49	80
Net realized gains included in net income	(4)	(43)	(1)	(28)

	16	139	48	52

Comprehensive income	$2,517	$3,329	$1,271	$1,616

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Six Months Ended June 30, 2009
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362
Net unrealized appreciation	—	—	—	139	—	—	—	—	139
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Share-based compensation expense	18,400	—	103	—	—	—	—	—	103
Dividends ($0.385 per share)	—	—	—	—	—	(4,069)	—	—	(4,069)
Net income	—	—	—	—	3,190	—	—	—	3,190

Balances, June 30, 2009	10,548,354	$111	$152,563	$759	$164,115	$(160,898)	$(4,901)	$900	$152,649

	Six Months Ended June 30, 2010
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2010	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458
Cumulative effect adjustment	—	—	—	(265)	466	—	—	—	201
Net unrealized appreciation	—	—	—	16	—	—	—	—	16
Share-based compensation expense	9,700	—	99	—	—	—	—	—	99
Dividends ($0.32 per share)	—	—	—	—	—	(3,377)	—	—	(3,377)
Net income	—	—	—	—	2,501	—	—	—	2,501

Balances, June 30, 2010	10,558,054	$111	$152,710	$76	$170,653	$(167,652)	$(4,901)	$900	$151,897

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$2,501	$3,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9	13
Permanent impairments on retained interests in transferred assets	—	77
Gains on sales of real estate	(78)	(50)
Deferred income taxes	(502)	(109)
Provision for (reduction of) loan losses, net	(98)	203
Unrealized premium adjustment	1,082	156
Amortization and accretion, net	30	(223)
Share-based compensation	99	103
Capitalized loan origination costs	(183)	(85)
Loans funded, held for sale	(19,826)	(6,454)
Proceeds from sale of guaranteed loans	—	7,677
Principal collected on loans	64	—
Loan fees remitted, net	(37)	(17)
Change in operating assets and liabilities:
Other assets	(81)	199
Borrower advances	1,026	(1,262)
Accounts payable and accrued expenses	249	(1,236)
Other liabilities	(28)	(19)

Net cash provided by (used in) operating activities	(15,773)	2,163

Cash flows from investing activities:
Loans funded	(3,118)	(1,348)
Principal collected on loans	8,677	7,541
Principal collected on retained interests in transferred assets	109	143
Principal collected on mortgage-backed security of affiliate	—	22
Investment in retained interests in transferred assets	—	(338)
Proceeds from sales of real estate owned	2,291	—
Investment in restricted cash and cash equivalents, net	(404)	(1,313)

Net cash provided by investing activities	7,555	4,707

Cash flows from financing activities:
Purchase of treasury shares	—	(1,076)
Proceeds from (repayment of) revolving credit facility, net	(4,100)	1,100
Payment of principal on structured notes payable	(2,289)	(260)
Proceeds from secured borrowings — government guaranteed loans	18,639	—
Payment of principal on secured borrowings — government guaranteed loans	(64)	—
Redemption of redeemable preferred stock of subsidiary	(2,000)	(2,000)
Payment of dividends	(3,397)	(6,295)

Net cash provided by (used in) financing activities	6,789	(8,531)

Net decrease in cash and cash equivalents	(1,429)	(1,661)

Cash and cash equivalents, beginning of year	7,838	10,606

Cash and cash equivalents, end of period	$6,409	$8,945

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three and six months ended June 30, 2010 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

January 1,
2010
(In thousands)
Loans receivable, net	$27,752
Restricted cash and cash equivalents	3,396
Other assets	168

Total assets	$31,316

Structured notes payable (1)	$19,524
Other liabilities	58

Total liabilities	$19,582

(1)	Included $254 held by PMC Commercial which was eliminated in consolidation.
Note 2. Summary of Significant Accounting Policies:
Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following additional policies relate to changes in accounting principles effective January 1, 2010:
Restricted Cash and Cash Equivalents
Represents the collection and cash reserve accounts required to be held on behalf of the structured noteholders as collateral pursuant to the transaction documents. Cash reserve accounts may be required to be used to repay the structured noteholders pursuant to the transaction documents.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secured Borrowings — Government Guaranteed Loans
Secured borrowings — government guaranteed loans represents legally sold SBA 7(a) loans which are treated as secured borrowings either temporarily (if the loans were sold for cash premiums until any potential contingency period for having to refund the premium has expired) or permanently (if the loans were sold for excess spread or if the loans were sold for excess spread and a premium). Excess spread represents the difference between the interest rate paid to us from our borrowers and the rate we paid to the purchaser of the guaranteed portion of the loan and servicing costs. To the extent secured borrowings include cash premiums, these premiums will be recognized as income after a period of at least 90 days for the loans sold solely for a cash premium or amortized as a reduction to interest expense over the life of the loan using the interest method for loans sold for a premium and excess spread.
Note 3. Recently Issued Accounting Pronouncements:
ASC topic 860 (formerly Financial Accounting Standards Board (“FASB”) No. 166, “Accounting for Transfers of Financial Assets — amendment of FASB Statement No. 140”) was issued in June 2009. ASC 860 amended the accounting guidance for transfers of financial assets including (1) eliminating the concept of qualified special purpose entities for prospective securitizations, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. ASC 860 was effective for interim and annual reporting periods beginning after November 15, 2009. This standard affected our accounting for secondary market loan sale transactions beginning on January 1, 2010, the date we adopted the standard. At a minimum, any premium income to be recognized is deferred for a period of at least 90 days since the proceeds received from legally sold portions of loans are treated as secured borrowings until any potential contingency period for having to refund the premiums is satisfied. Upon satisfaction of the contractual contingency period, both the unpaid principal balance of the guaranteed portion of the loan and the unamortized balance of the net secured borrowing will be derecognized, with the resulting gain on sale recorded in the income statement in the period when the contingencies are satisfied. Furthermore, to the extent certain criteria are not met, we are required to permanently treat certain of the proceeds received from legally sold portions of loans (those sold for excess spread or those sold for a cash premium and excess spread) as secured borrowings for the life of the loan. For statement of cash flows purposes, proceeds received from the sale of the guaranteed portion of SBA 7(a) loans are now reflected as a financing activity; whereas previously these proceeds were reflected as operating activities.
ASC topic 810 (formerly FASB No. 167, “Amendments to FASB Interpretation No. 46(R)”) was issued in June 2009. ASC 810 required an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity. ASC 810 was effective for interim and annual reporting periods beginning after November 15, 2009. Our off-balance sheet securitizations were consolidated beginning January 1, 2010, the date we adopted the standard. Determining the carrying amounts of the assets and liabilities of the securitizations was not practicable and the assets of the securitizations can only be used to settle obligations of the securitizations; thus, the unpaid principal balance method was used to recognize assets and liabilities of the securitizations. The difference of $466,000 between the net amounts added to our consolidated balance sheet as assets and liabilities and our Retained Interests was recognized as a cumulative effect adjustment in our beneficiaries’ equity. Unrealized appreciation of Retained Interests of $265,000 was reversed in conjunction with the consolidation; therefore, the net effect to our beneficiaries’ equity was an increase of $201,000.
ASC topic 310 was issued in July 2010. ASC 310 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. ASC 310 is effective for interim and annual reporting periods ending on or after December 15, 2010. We are currently evaluating the effect of ASC 310 on our consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Share-Based Compensation Plans:
We granted 26,500 option awards on June 12, 2010 at an exercise price of $8.35 (the closing price on June 11, 2010). The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	1.23%
Expected Dividend Yield	7.66%
Expected Volatility	40.29%
Expected Forfeiture Rate	10.0%
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $33,000 during the three and six months ended June 30, 2010 related to this option grant. We granted 15,000 option awards on June 13, 2009 at an exercise price of $8.35 (the closing price on June 12, 2009) and recorded compensation expense of approximately $11,000 during the three and six months ended June 30, 2009.
In addition, we issued an aggregate of 13,100 restricted shares to executive officers and our Board of Trust Managers on June 12, 2010 at the then current market price of the shares of $8.35. We issued an aggregate of 18,400 and 16,500 restricted shares to executive officers and our Board of Trust Managers on June 13, 2009 and June 14, 2008, respectively, at the then current market price of the shares. There were forfeitures of 3,400 restricted shares during June 2010. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan).
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $42,000 and $72,000 during the three months ended June 30, 2010 and 2009, respectively, and $66,000 and $92,000 during the six months ended June 30, 2010 and 2009, respectively, related to restricted shares. As of June 30, 2010, there was approximately $81,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Commercial mortgage loans (1)	$176,389	$155,137
SBA 7(a) program loans (2)	35,346	15,256
SBIC commercial mortgage loans (3)	27,438	27,854

Total loans receivable	239,173	198,247
Less:
Deferred commitment fees, net	(91)	(348)
Loan loss reserves	(1,200)	(1,257)

Loans receivable, net	$237,882	$196,642

(1)
At June 30, 2010 and December 31, 2009, included approximately $17.9 million and $19.8 million of loans, respectively, held as collateral for the outstanding structured notes of PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture”). At June 30, 2010, included approximately $26.1 million of loans held as collateral for the outstanding structured notes of the 2000 Joint Venture and the 1998 Partnership. The remaining loans are held as collateral for our revolving credit facility.

(2)
Net of retained loan discounts of $1.4 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, included approximately $16.6 million (guaranteed loan portion) of loans which were sold with the proceeds received from the sale reflected as secured borrowings — government guaranteed loans (a liability on our consolidated balance sheet).

(3)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.
The activity in our loan loss reserves was as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Balance, beginning of year	$1,257	$480
Provision for loan losses	306	267
Reduction of loan losses	(404)	(64)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	184	—
Principal balances written-off	(143)	(11)

Balance, end of period	$1,200	$672

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information on those loans considered to be impaired loans (loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan) was as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Impaired loans requiring reserves	$1,104	$3,132
Impaired loans expected to be fully recoverable	1,216	228

Total impaired loans	$2,320	$3,360

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Average impaired loans	$3,915	$7,582	$4,190	$6,456

Interest income on impaired loans	$57	$9	$71	$17

Note 6. Retained Interests:
Our Retained Interests consisted of the following:

	June 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair Market		Fair Market
	Value	Cost	Value	Cost
	(In thousands)
First Western	$901	$825	$994	$934
1998 Partnership (1)	—	—	1,393	1,355
2000 Joint Venture (1)	—	—	10,140	9,913

	$901	$825	$12,527	$12,202

(1)	Effective January 1, 2010, due to a change in accounting rules, we now consolidate the assets and liabilities of the 1998 Partnership and the 2000 Joint Venture.
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
On Secondary Market Loan Sales prior to January 1, 2010, to the extent we retained an excess spread between the interest rate paid to us from our borrowers and the rate we paid to the purchaser of the guaranteed portion of the note and the required minimum servicing spread, we established Retained Interests. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales completed prior to January 1, 2010, our assumptions at June 30, 2010 included a prepayment speed of 20% per annum and a discount rate of 14%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests at June 30, 2010 highlights the volatility that results when prepayments and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Prepayments increase by 500 basis points per annum	$797	($104)
Prepayments increase by 1000 basis points per annum	$716	($185)
Discount rates increase by 300 basis points	$846	($55)
Discount rates increase by 500 basis points	$813	($88)

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value (1)		Coupon Rate at		Loans at
	June 30,	December 31,	June 30,	December 31,	June 30,
	2010	2009	2010	2009	2010
	(Dollars in thousands, except footnotes)

Structured notes payable (2):
2003 Joint Venture	$7,701	$8,291	2.79%	2.79%	4.29	%(3)
2000 Joint Venture	14,031	—	7.28%	NA	9.49%
1998 Partnership	3,540	—	2.25%	NA	4.97%

	25,272	8,291

Junior subordinated notes	27,070	27,070	3.54%	3.53%	NA

Revolving credit facility	18,900	23,000	3.25%	3.25%	NA

Debentures payable	8,175	8,173	5.90%	5.90%	NA

Secured borrowings — government guaranteed loans (4):
Loans sold for premiums	5,816	—	4.52%	NA	5.97%
Loans sold for a premium and excess spread	5,846	—	4.03%	NA	6.00%
Loans sold for excess spread	5,966	—	1.59%	NA	5.96%

	17,628	—

Redeemable preferred stock of subsidiary (5)	—	1,975	NA	4.00%	NA

Debt	$97,045	$68,509

(1)	The face amount of debt as of June 30, 2010 and December 31, 2009 was $97,060,000 and $68,551,000, respectively.

(2)	Beginning January 2010, due to a change in accounting rules, the 2000 Joint Venture and the 1998 Partnership were consolidated.

(3)	The weighted average rate on the underlying collateral for the 2003 Joint Venture at December 31, 2009 was 4.31%.

(4)
Due to a change in accounting rules, effective January 1, 2010, cash proceeds received from government guaranteed loans sold for (1) premiums are reflected temporarily as secured borrowings until any potential contingency period for having to refund the premiums is satisfied, (2) excess spread are reflected permanently as secured borrowings for the life of the loan and (3) premiums and excess spread are reflected permanently as secured borrowings for the life of the loan (principal portion) and temporarily as secured borrowings until any potential contingency period for having to refund the premiums is satisfied (for cash premiums) and then amortized as a reduction of interest expense over the life of the loan. For loans sold for premiums, the spread is 1%; however, the weighted average coupon rate reflects an adjustment for the cash premium received. For loans sold for premiums and excess spread, the weighted average coupon rate reflects an adjustment for the cash premium received.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.
Principal payments on our debt at June 30, 2010 were as follows:

		Structured
		Notes and
Years Ending		Secured	All Other
June 30,	Total	Borrowings (1)	Debt (2)
		(In thousands)
2011	$28,668	$9,768	$18,900
2012	4,230	4,230	—
2013	4,546	4,546	—
2014	8,675	4,485	4,190
2015	8,579	4,579	4,000
Thereafter	42,362	15,292	27,070

	$97,060	$42,900	$54,160

(1)
Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. In addition, secured borrowings — loans sold for premiums are treated as current due to the potential contingency period expiring within approximately 90 days.

(2)	Represents the revolving credit facility, junior subordinated notes and debentures payable.
Note 8. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 16,000 shares during both the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 77,000 and 90,000 common shares during the three and six months ended June 30, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 9. Dividends Declared:
Dividends declared during 2010 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 12, 2010	March 31, 2010	$0.16
July 12, 2010	June 30, 2010	0.16

		$0.32

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 11. Fair Value Measurements:
At June 30, 2010, Retained Interests was our only asset that was required to be measured at fair value on a recurring basis. No liabilities were required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We use Level 3 inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Value, beginning of period	$12,527	$33,248
Principal collections	(109)	(143)
Realized gains included in net income (1)	(4)	(43)
Investments	—	556
Permanent impairments	—	(77)
Consolidation (2)	(11,734)	(8,565)
Cumulative effect adjustment (3)	201	—
Accretion (4)	—	241
Unrealized appreciation	20	182

Value, end of period	$901	$25,399

Cost, end of period	$825	$24,640

(1)	Included within income from Retained Interests.

(2)
During the six months ended June 30, 2010, represents the consolidation of the 2000 Joint Venture and the 1998 Partnership based upon new accounting rules effective January 1, 2010. During the six months ended June 30, 2009, represents the consolidation of a securitization which attained its “clean-up” call provision.

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

(4)	Represents accretion of income in excess of principal collections, included within income from Retained Interests.
We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis. These adjustments to fair value usually result in the recognition of loan loss reserves on individual loans and valuation reserves on real estate owned based on the estimated fair value.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For impaired loans measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 and 2009, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying Value at		Six Months Ended
	June 30,		June 30, (2)
	2010	2009	2010	2009
		(In thousands)
Impaired loans (1)	$2,053	$7,961	$101	$173

(1)
Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.

(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income related specifically to these loans during the periods presented.
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. At June 30, 2010, the carrying value and estimated fair value of our real estate owned was $2,223,000.
The estimated fair values of our financial and nonfinancial instruments were as follows at June 30, 2010:

		Estimated
	Carrying	Fair
	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$237,882	$232,329
Retained Interests	901	901
Restricted cash and cash equivalents	5,166	5,166
Cash and cash equivalents	6,409	6,409

Liabilities:
Structured notes payable	25,272	25,249
Secured borrowings — government guaranteed loans	17,628	16,569
Debentures payable	8,175	8,886
Revolving credit facility	18,900	18,900
Junior subordinated notes	27,070	16,612
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
Secured borrowings — government guaranteed loans: The estimated fair value approximates cost, adjusted for cash premiums, as the loans were sold in current third-party transactions.
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the short duration to maturity.
Note 12. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Loans receivable reclassified to real estate owned	$2,380	$—

Reclassification from secured borrowings — government guaranteed loans to loans receivable, net	$2,007	$—

Loans receivable originated to facilitate sales of real estate owned	$3,325	$—

Consolidation of loans receivable	$—	$12,570

In addition, as described in Note 1, effective January 1, 2010, we are now consolidating the assets and liabilities of the 2000 Joint Venture and the 1998 Partnership, representing non-cash transactions. Previously, the 2000 Joint Venture and the 1998 Partnership were reflected as Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $9.5 million at June 30, 2010, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease approximate $295,000.
Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2013. Under certain circumstances, as defined within the agreements, the agreements provide for severance compensation to the executive officer in a lump sum payment in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
We provide standard representations and warranties to the SBA at the time we sell the guaranteed portion of the loan. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies (a breach of standard representations and warranties) in the manner in which the loan was originated, funded or serviced by First Western, the SBA may seek recovery of funds from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.

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
The following discussion of our financial condition at June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
EXECUTIVE SUMMARY
Liquidity
Our revolving credit facility (the “Revolver”), which is collateralized by PMC Commercial’s loans, matures on December 31, 2010. The amount available under the Revolver is currently $30 million and reduces to $25 million on October 1, 2010. Upon maturity the amount available will be $20 million. We are currently addressing the extension of our facility for an additional year with our lender.
During the first half of 2010, we were able to reduce the outstanding balance under our Revolver by $4.1 million while our capital outlay to fund loans was $22.9 million. We received $18.6 million in proceeds from selling the government guaranteed portion of loans, $5.7 million in principal from payments on our loans receivable that collateralize our Revolver and $2.3 million in proceeds from selling real estate owned.
Our net capital outlay for loans during the second half of 2010 (loans to be funded less proceeds from loans to be sold) is anticipated to be approximately $4.0 million. Our anticipated scheduled principal payments on our loan portfolio during the second half of 2010 are $3.0 million which would be available to repay a portion of the existing balance under the Revolver. Based on the above cash activity and other factors, we currently anticipate that the balance outstanding under our Revolver will be approximately $20.0 million, without any proceeds from loan principal prepayments or cash sales of real estate owned or alternatively, any unforeseen uses of funds.
For 2011, we will need funds to originate loans. To the extent the maximum guarantees under the SBA 7(a) Program are capped at 75%, we anticipate that we would need between $7.5 million and $10.0 million in 2011 to fund our SBA 7(a) anticipated gross fundings of between $30.0 million and $40.0 million. Our anticipated scheduled principal payments on our loan portfolio in 2011 are $6.0 million which would be available to repay a portion of any balance under the Revolver. Accordingly, without any loan principal prepayments, we would need additional borrowing capacity of between $1.5 million and $4.0 million. This analysis does not take into account potential additional working capital needs such as (1) timing differences between when we originate a loan and when we receive the proceeds from the sold loan, (2) continuation of a cash dividend that exceeds our cash generated from operations, (3) outlay of funds needed to protect our loans receivable during the foreclosure process or (4) unforeseen cash needs.

We believe that we will be able to get the liquidity to fund our loans in 2011 by extending and increasing our Revolver to between $25.0 million and $30.0 million and through funds provided by principal prepayments on our loans. To the extent we are unable to extend or increase our Revolver, we may have to reduce the level of loan originations in 2011.
General Economic Environment
There has been an increase in mortgage defaults in the broader commercial real estate market and a belief that these defaults may increase. This increase is due in part to credit market turmoil and declining property cash flows and property values. In addition, when there are more foreclosures on commercial real estate properties the property values typically decline even further as supply exceeds demand in the market for the properties underlying these mortgages. We have experienced an increase in foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses as costs associated with these properties are incurred. In addition, we may experience an increase in loan losses and/or impairment losses. Further, our ability to sell our real estate owned will be affected by many factors, including but not limited to, the number of potential buyers, number of competing properties on the market and other market conditions.
Market Conditions
As a result of the current business environment including depressed real estate markets, liquidity has been severely restricted. Capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. We are uncertain as to how long the present economic conditions will remain and what shape the economy will take.
In response, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets. These programs and other legislative and regulatory efforts related to the financial markets provided increased liquidity to global financial markets. However, many of the government sponsored programs were temporary or have been completely utilized. The expiration of these or other legislative or regulatory initiatives may cause a further reduction in liquidity to the financial markets and as a result, we may need to modify our strategies, businesses or operations, and incur increased costs in order to satisfy new regulatory requirements or to compete in a changing business environment. Given the volatile nature of the market and uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
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
SBA 7(a) Program and Regulatory Environment
As a result of reduced liquidity, we continue to focus on the origination of SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans and then sell the government guaranteed portion to investors.

The American Recovery and Reinvestment Act (the “Stimulus Bill”), passed in February 2009, contained provisions that benefitted the SBA which we believe had a positive impact on our lending operations. The Stimulus Bill provided the SBA with temporary funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans during periods of time all of which ended before May 31, 2010. There is currently legislation being reviewed by Congress that contains provisions to allow the SBA to support larger loans and provide more financing options to a larger segment of small businesses including (1) increasing the 7(a) loan limit from $2 million to $5 million, (2) allowing the 504 loan program to refinance short-term commercial real estate debt into long-term, fixed-rate loans and (3) extending the authorization to provide 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) and 504 loans through December 31, 2010. We believe that we would benefit from the increase in 7(a) loan limits, extension of 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) loans. We are not currently utilizing the 504 program due to our limited liquidity.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Act”), passed in July 2010, provides new regulations and oversight of the financial services industry. We do not believe that this Act will have a material impact on us.
Secondary Market Loan Sales
During the first half of 2010, we sold $18.6 million of the guaranteed portion of SBA 7(a) Program loans. Loans were sold for (1) cash premiums and a benefit of 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) for a servicing spread on the sold portion of the loan, (2) future servicing spreads averaging 437 basis points (including the 100 basis points required to be retained) and no cash premiums, or (3) future servicing spreads averaging 156 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales”). As a result of the new accounting rules regarding sale treatment for selling the guaranteed portion of our SBA 7(a) Program loans, no gain is recognized at the time of sale for any of these loan sales.
For the loan sales where we received cash premiums and the minimum servicing spread of 1%, sale treatment will occur after any contingencies have been satisfied which should occur 90 to 120 days after the proceeds were received. We recorded $204,000 (before cost allocations) in gains on sale during the second quarter of 2010 relating to these loans sales in the first quarter of 2010 (reflected as premium income included in other income in our consolidated income statements). We expect to record a gain from sale of $570,000 (before cost allocations) during the third quarter of 2010 relating to these loan sales in the second quarter of 2010. Once gains are recorded, there is no significant difference between the old and new accounting rules for these sales. In effect, the change in the accounting rules is to defer gain recognition during the contingency period of at least 90 days.
The more significant accounting rule change relates to those loans where management believes the best economic opportunity was to forego the up-front cash premiums in lieu of significant future servicing spread or to sell the loan for an up-front cash premium and lesser future servicing spread (than if the loan was sold solely for future servicing spread). On these loan sales, we receive a spread between the rate we collect from our borrowers and the rate we pay the buyers of the guaranteed portion of the loan. For loans sold solely for excess spread, this spread includes the average excess spread of 337 basis points to be received in future periods in addition to the SBA mandated 100 basis points.
For tax purposes, since all of these transactions are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until January 1, 2010.
Consequently, for tax purposes, we had gains of approximately $658,000 during the six months ended June 30, 2010 related to sales of loans solely for excess spread but will not recognize any gains for book purposes. Instead, we will record book income as we receive the average 437 basis point spread as we service the sold portion of the loan. There can be no assurance that the loans will remain outstanding until maturity. However, management believes that the discounted present value of the future servicing income will be greater than the cash premiums we would have received since we expect the life of the loans (and the future incremental cash flows) to exceed the foregone premiums.
In addition, for tax purposes, we had gains of approximately $629,000 during the six months ended June 30, 2010 related to sales of loans for a cash premium and excess spread but will not recognize gain for book purposes. Upon expiration of the contingency period, the cash premium will be amortized as a reduction of interest expense over the life of the loan using the interest method. We will record book income as we receive the average 156 basis point excess spread as we service the sold portion of the loan.

The following highlights the difference between selling a loan for cash premium versus selling a loan for future excess spread versus selling a loan for a cash premium and future excess spread:

	Cash	Excess
	Premium	Spread	Hybrid

Loan amount	$1,000,000	$1,000,000	$1,000,000
Guaranteed portion of total loan	90.00%	90.00%	90.00%
Guaranteed loan amount	$900,000	$900,000	$900,000
Rate paid by borrower	6.00%	6.00%	6.00%
Rate paid to purchaser	5.00%	1.75%	4.43%
Total spread on sold portion of loan	1.00%	4.25%	1.57%
Premium percentage	10.25%	—	10.00%
Proceeds from sale	$992,250	$900,000	$990,000
Premium received	$92,250	$—	$90,000
Future servicing spread:
Estimated cash flow — Year 1	$8,900	$37,900	$14,000
Estimated cash flow — Initial 5 years	$42,800	$182,200	$67,300
Total cash from sale at the end of 5 years (1)	$1,035,050	$1,081,900	$1,057,300

(1)	Does not include the cash flow from the retained portion of the loan.
LOAN PORTFOLIO INFORMATION
Loan Portfolio Performance
Economic conditions have subjected many of our borrowers to financial stress. The operations of many of the limited service hospitality properties collateralizing our loans have been negatively impacted by the prolonged economic recession. We continue to experience a significant amount of payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment or lack of timely payment of real estate taxes and franchise. fees, borrower requests for deferments of payment and liquidation and foreclosure activity.
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

Loan Activity
During the first half of 2010 we funded $22.7 million of SBA 7(a) Program loans. At June 30, 2010, December 31, 2009 and June 30, 2009, our outstanding commitments to fund loans were approximately $9.5 million, $20.7 million and $19.3 million, respectively. We expect that fundings during 2010 will be between $30 million and $40 million depending on our liquidity and the passage of legislation in Congress which would increase the 7(a) loan limit from $2 million to $5 million and extend the authorization to provide 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) loans through December 31, 2010. These fundings will be predominantly through the SBA 7(a) Program.
In addition to our retained portfolio of $239.2 million at June 30, 2010, we service $47.6 million of aggregate principal balance of loans sold pursuant to Secondary Market Loan Sales. Prior to December 31, 2009, certain securitizations were not included in our retained portfolio but were included in our serviced portfolio. Effective January 1, 2010, due to a change in accounting rules, we now consolidate all of our securitizations. Since we retain a residual interest in the cash flows from these loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).
Information on our Serviced Portfolio, including prepayment trends, was as follows:

	June 30,	December 31,
	2010	2009	2008	2007	2006	2005
	(Dollars in thousands)
Serviced Portfolio (1)	$286,789	$273,687	$275,530	$326,368	$397,567	$447,220
Loans funded (2)	$22,944	$30,435	$34,587	$33,756	$51,686	$49,942
Prepayments (2) (3)	$3,317	$12,795	$68,556	$84,137	$91,710	$41,049
% Prepayments (4)	2.4%	4.6%	21.0%	21.2%	20.5%	8.8%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the six months ended June 30, 2010.

(3)	Does not include balloon maturities of SBA 504 program loans.

(4)
Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year. For the six months ended June 30, 2010, represents annualized prepayments as a percentage of our Serviced Portfolio outstanding.

Retained Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) Program loans	$11,933	$4,266	$22,715	$7,802
Commercial mortgage loans	189	—	229	—

Total loans funded	12,122	4,266	22,944	7,802

Other Loan Transactions:
2002 Joint Venture (1)	—	—	—	12,570
2000 Joint Venture (2)	—	—	22,912	—
1998 Partnership (2)	—	—	5,024	—
Loans originated to facilitate sales of real estate owned	1,050	—	3,325	—

Total loans originated	$13,172	$4,266	$54,205	$20,372

Principal Repayments and Other (3):
Scheduled principal payments	$880	$1,612	$3,676	$3,441
Prepayments	841	4,100	3,058	4,100
Proceeds from sale of SBA 7(a) guaranteed loans (4)	2,007	6,894	2,007	7,677

Total principal repayments and other	$3,728	$12,606	$8,741	$15,218

(1)	We reached our “clean-up” call provision resulting in loans which were previously off-balance sheet being included in our Retained Portfolio.

(2)	Due to a change in accounting rules effective January 1, 2010, the 2000 Joint Venture and the 1998 Partnership are now consolidated and included in our Retained Portfolio.

(3)	Does not include principal reductions for loans transferred to real estate owned.

(4)	For the three and six months ended June 30, 2010, represents reclassifications from secured borrowings — government guaranteed loans to loans receivable.
Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio were as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009

Weighted average contractual interest rate	5.7%	5.3%	6.0%

Annualized average yield (1)	6.0%	5.5%	5.9%

(1)
For the six month periods ended June 30, 2010 and 2009 and for the year ended December 31, 2009. In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for (reduction of) loan losses, net.

The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the third quarter of 2010 (set on July 1, 2010) is 0.53% and 3.25%, respectively, while the LIBOR and prime rate charged during the second quarter of 2010 (set on April 1, 2010) was 0.29% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	June 30, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$131,610	55.3%	4.1%	$132,162	67.2%	4.0%
Fixed-rate	65,536	27.6%	9.0%	45,678	23.2%	9.0%
Variable-rate — prime	40,736	17.1%	5.6%	18,802	9.6%	5.4%

	$237,882	100.0%	5.7%	$196,642	100.0%	5.3%

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
At June 30, 2010 and December 31, 2009, we had loan loss reserves of $1,200,000 and $1,257,000, respectively, including general reserves of $850,000 and $650,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.13% and 0.14% during the six months ended June 30, 2010 and 2009, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Our loan categories were as follows on our retained loans receivable (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30, 2010		December 31, 2009		December 31, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Satisfactory	$221,349	92.5%	$177,129	89.3%	$156,303	86.6%
Watch List	15,487	6.5%	17,593	8.9%	12,507	6.9%
Special Mention	990	0.4%	759	0.4%	9,294	5.1%
Problem	1,347	0.6%	2,766	1.4%	2,501	1.4%

	$239,173	100.0%	$198,247	100.0%	$180,605	100.0%

Real Estate Owned and Foreclosure Activity
We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations.
We had foreclosure and sale activity during 2010. In January 2010, we sold an asset acquired through foreclosure for gross cash proceeds of $2,500,000 and recorded a gain of $76,000. In March 2010, we sold an asset acquired through foreclosure for $2,275,000 and financed the sale. During May 2010, we acquired an asset through deed in lieu of foreclosure, sold it for $1,125,000 and financed $1,050,000 of the sale price. No gains or losses were recorded on these transactions. During June 2010, we acquired a full service hospitality property through foreclosure. The estimated fair value of the property, as reduced for costs of selling, was estimated to be $1,250,000. We anticipate that we will operate this property until it can be sold.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Overview

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$3,935	$3,872	$63	1.6%
Total expenses	$2,729	$2,396	$333	13.9%

Income from continuing operations	$1,226	$1,544	$(318)	(20.6%)
Net income	$1,223	$1,564	$(341)	(21.8%)
The comparability of our operations between 2010 and 2009 was impacted by the consolidation of previously off-balance sheet securitizations and the accounting change (effective January 1, 2010) for sale treatment on Secondary Market Loan Sales.
The consolidation of previously off-balance sheet entities caused a “gross-up” of our interest income and interest expense during 2010 as compared to separate one-line revenue recognition during 2009 as income from Retained Interests. In addition, the impact to our net income was impacted by a change in accounting rules related to Secondary Market Loan Sales that defers sale treatment on loans sold and records them as secured borrowings on a temporary basis (loans sold for premiums) for at least 90 days and eliminates sale treatment on loans sold and records them as secured borrowings on a permanent basis (loans sold for excess spread and loans sold for a cash premium and excess spread) for the life of the loan subsequent to December 31, 2009. However, for loans sold for a cash premium and excess spread, the cash premium will be amortized as a reduction to interest expense over the life of the loan. We recorded $167,000 in premium income during the three months ended June 30, 2010.

The primary causes of the reduction in net income from the second quarter of 2009 to the second quarter of 2010 were:
•	A reduction in base LIBOR from 1.21% during the second quarter of 2009 to 0.29% during the second quarter of 2010. The impact to net income was approximately $225,000; and

•	An increase in expenses related to loans in the process of foreclosure of $117,000. We did not have any loans in the process of foreclosure during the second quarter of 2009.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
The increase in interest income of $713,000 was primarily attributable to the consolidation of our previously off-balance sheet securitizations partially offset by a decrease in LIBOR. Interest income attributable to these securitizations totaled approximately $860,000 during the three months ended June 30, 2010. At June 30, 2010, approximately 72% of our loans had variable interest rates. The base LIBOR charged to our borrowers decreased from 1.21% during the three months ended June 30, 2009 to 0.29% during the three months ended June 30, 2010. On our average LIBOR based portfolio outstanding of $132.4 million during the second quarter of 2010, the 92 basis point drop in LIBOR decreased interest income by approximately $300,000.
Income from Retained Interests decreased $747,000 due to a change in accounting rules which required that our off-balance sheet securitizations be consolidated effective January 1, 2010. As a result, our income from Retained Interests decreased to $34,000 during the three months ended June 30, 2010. We expect that income from Retained Interests will remain at its current level during the second half of 2010.
Other income consisted of the following:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Premium income	$167	$59
Prepayment fees	93	46
Servicing income	86	103
Loan related income — other	38	60
Other	19	38

	$403	$306

Premium income results from the recognition of the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, any premium income to be recognized is deferred for at least 90 days until any potential contingency period for having to refund the premiums has been satisfied. We anticipate that we will record approximately $510,000 in premium income during the third quarter of 2010.

Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Structured notes payable	$335	$88
Junior subordinated notes	245	309
Revolver	198	173
Debentures payable	124	123
Other	109	97

	$1,011	$790

The weighted average cost of our funds was 4.1% during both the quarters ended June 30, 2010 and 2009. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR.
The increase in interest expense on structured notes payable is due to the consolidation of the off-balance sheet securitizations. Beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes and their related interest expense. At June 30, 2010, the 2003 Joint Venture notes bear interest at LIBOR plus 2.5%. Effective January 1, 2010, due to a change in accounting rules, we now consolidate the structured notes of the 2000 Joint Venture and the 1998 Partnership and their related interest expense. At June 30, 2010, the 2000 Joint Venture notes bear interest at a fixed rate of 7.28% while the 1998 Partnership notes bear interest at the prime rate less 1%.
In addition to the consolidation of the structured notes payable above, effective January 1, 2010, we now record secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) loans either temporarily or permanently depending on how the loan is sold.
During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.
Other Expenses
General and administrative expense increased $110,000 during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead remained consistent at $527,000 during the three months ended June 30, 2010 compared to $534,000 during the three months ended June 30, 2009. Expenses related to assets currently in the process of foreclosure totaled $117,000 during the three months ended June 30, 2010 primarily related to a full service hospitality property. We foreclosed on the full service hospitality property during June 2010. The expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to court-appointed receivers. We expect to continue to incur general and administrative expenses related to problem loans until the foreclosure processes are completed; however, we are unable to estimate these expenses and these expenses may be material. Once the foreclosure processes are completed, we expect that we will incur net losses which will be included in discontinued operations related to these properties. We did not have any assets in the process of foreclosure during the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Overview

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$7,390	$7,863	$(473)	(6.0%)
Total expenses	$5,025	$4,773	$252	5.3%

Income from continuing operations	$2,493	$3,140	$(647)	(20.6%)
Net income	$2,501	$3,190	$(689)	(21.6%)
The comparability of our operations between 2010 and 2009 was impacted by the consolidation of previously off-balance sheet securitizations and the accounting change (effective January 1, 2010) for sale treatment on Secondary Market Loan Sales.
The consolidation of these previously off-balance sheet entities caused a “gross-up” of our interest income and interest expense during 2010 as compared to separate one-line revenue recognition during 2009 as income from Retained Interests. In addition, the impact to our net income was impacted by a change in accounting rules related to Secondary Market Loan Sales that defers sale treatment on loans sold and records them as secured borrowings on a temporary basis (loans sold for premiums) for at least 90 days and eliminates sale treatment on loans sold and records them as secured borrowings on a permanent basis (loans sold for excess spread and loans sold for a cash premium and excess spread) for the life of the loan subsequent to December 31, 2009. However, for loans sold for a cash premium and excess spread, the premium will be amortized as a reduction to interest expense over the life of the loan. We recorded $167,000 in premium income during the six months ended June 30, 2010.
The primary causes of the reduction in net income from 2009 to 2010 were:
•	A reduction in average base LIBOR from 1.32% during the six months ended June 30, 2009 to 0.27% during the six months ended June 30, 2010. The impact to net income was approximately $500,000;

•
Included in income from Retained Interests was approximately $320,000 of income, primarily unanticipated prepayment fees, during the six months ended June 30, 2009 while there was no comparable revenue during the six months ended June 30, 2010; and

•
An increase in expenses related to loans in the process of foreclosure of $305,000. We did not have any loans in the process of foreclosure during the six months ended June 30, 2009; partially offset by

•
A decrease in provision for (reduction of) loan losses of $301,000 due primarily to positive changes in (1) the financial condition of certain borrowers and (2) collateral valuation on a limited service hospitality loan.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
The increase in interest income of $1,079,000 was primarily attributable to the consolidation of our previously off-balance sheet securitizations partially offset by a decrease in LIBOR. Interest income attributable to these securitizations totaled approximately $1,585,000 during the six months ended June 30, 2010. At June 30, 2010, approximately 72% of our loans had variable interest rates. The average base LIBOR charged to our borrowers decreased from 1.32% during the six months ended June 30, 2009 to 0.27% during the six months ended June 30, 2010. On our average LIBOR based portfolio outstanding of $132.3 million during the first half of 2010, the 105 basis point drop in LIBOR decreased interest income by approximately $700,000.

Income from Retained Interests decreased $1,622,000 due to a change in accounting rules which required that our off-balance sheet securitizations be consolidated effective January 1, 2010. As a result, our income from Retained Interests decreased to $75,000 during the six months ended June 30, 2010. We expect that income from Retained Interests will remain at its current level during the second half of 2010.
Other income consisted of the following:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Premium income	$167	$68
Servicing income	164	198
Prepayment fees	135	46
Loan related income — other	96	129
Other	38	89

	$600	$530

Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, any premium income to be recognized is deferred for at least 90 days until any potential contingency period for having to refund the premiums has been satisfied. We anticipate that we will record approximately $510,000 in premium income during the third quarter of 2010.
Interest Expense
Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Structured notes payable	$681	$184
Junior subordinated notes	484	628
Revolver	398	355
Debentures payable	247	246
Other	190	183

	$2,000	$1,596

The weighted average cost of our funds for the six months ended June 30, 2010 was 3.9% compared to 4.1% during the six months ended June 30, 2009. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR.
The increase in interest expense on structured notes payable is due to the consolidation of the off-balance sheet securitizations. Beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes and their related interest expense. At June 30, 2010, the 2003 Joint Venture notes bear interest at LIBOR plus 2.5%. Effective January 1, 2010, due to a change in accounting rules, we now consolidate the structured notes of the 2000 Joint Venture and the 1998 Partnership and their related interest expense. At June 30, 2010, the 2000 Joint Venture notes bear interest at a fixed rate of 7.28% while the 1998 Partnership notes bear interest at the prime rate less 1%.
In addition to the consolidation of the structured notes payable above, effective January 1, 2010, we now record secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) loans either temporarily or permanently depending on how the loan is sold.

During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.
Other Expenses
General and administrative expense increased $235,000 during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased to $907,000 during the six months ended June 30, 2010 compared to $977,000 during the six months ended June 30, 2009 primarily related to a decrease in legal fees related to strategic initiatives. Expenses related to assets currently in the process of foreclosure totaled $305,000 during the six months ended June 30, 2010 primarily related to a full service hospitality property. We foreclosed on the full service hospitality property during June 2010. The expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to court-appointed receivers. We expect to continue to incur general and administrative expenses related to problem loans until the foreclosure processes are completed; however, we are unable to estimate these expenses and these expenses may be material. Once the foreclosure processes are completed, we expect that we will incur net losses which will be included in discontinued operations related to these properties. We did not have any assets in the process of foreclosure during the six months ended June 30, 2009.
Provision for (reduction of) loan losses, net, was a reduction of $98,000 during the six months ended June 30, 2010 compared to a provision of $203,000 during the six months ended June 30, 2009. The reduction of loan losses during the six months ended June 30, 2010 was primarily related to positive changes in (1) the financial condition of certain borrowers and (2) collateral valuation on a limited service hospitality loan.
Income tax benefit was $128,000 during the six months ended June 30, 2010 compared to $50,000 during the six months ended June 30, 2009. A deferred tax benefit of approximately $565,000 was recorded by one of our taxable REIT subsidiaries as a result of a book loss while current income tax expense of the subsidiary was approximately $350,000. The reason for the difference is the new accounting rules that defer gain recognition treatment on Secondary Market Loan Sales. During the six months ended June 30, 2010, significant gains of approximately $1,858,000 were deferred for book purposes and recorded as gains for income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Six Months Ended
	June 30,
	2010	2009	Change
	(In thousands)
Cash provided by (used in) operating activities	$(15,773)	$2,163	$(17,936)
Cash provided by investing activities	$7,555	$4,707	$2,848
Cash provided by (used in) financing activities	$6,789	$(8,531)	$15,320
Due to a change in accounting rules effective January 1, 2010 which delays or eliminates sale treatment related to our Secondary Market Loan Sales, cash used to originate loans held for sale are a use of funds from operating activities while proceeds from the sale of guaranteed loans are now included in financing activities.

Operating Activities
We used cash in operating activities of $15,773,000 during the six months ended June 30, 2010. Operating income was typically used to fund our dividends. Since operating cash flows also includes lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash provided by operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow provided by (used in) operating activities. Modified Cash is calculated by adjusting our cash provided by (used in) operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash is one of the measurements used by our Board of Trust Managers (the “Board”) in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.
The following reconciles net cash provided by (used in) operating activities to Modified Cash:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$(15,773)	$2,163
Change in operating assets and liabilities	(1,166)	2,318
Operating Loan Activity	19,826	(1,223)

Modified Cash	$2,887	$3,258

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the six months ended June 30, 2010 and 2009, dividend distributions were greater than our Modified Cash by $510,000 and $3,037,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on loans receivable.
Investing Activities
During the six months ended June 30, 2010 and 2009, the primary source of funds was principal collected on loans, net of loans funded of $5,559,000 and $6,193,000, respectively. We expect that this will continue to be our primary source of funds from investing activities during the remainder of 2010. In addition, during the six months ended June 30, 2010, we sold assets included in real estate owned and collected net cash proceeds of $2,291,000.
Financing Activities
We used funds from financing activities during the six months ended June 30, 2010 and 2009 primarily to pay dividends of $3,397,000 and $6,295,000, respectively, and for the repurchase of common shares during the six months ended June 30, 2009. During the six months ended June 30, 2010, we also used $4.1 million in funds from financing activities for repayment on our Revolver. Due to a change in accounting rules effective January 1, 2010, proceeds from Secondary Market Loan Sales are now included within financing activities compared to operating activities prior to January 1, 2010. Proceeds from these Secondary Market Loans Sales during the six months ended June 30, 2010 were $18,639,000. In addition, during the six months ended June 30, 2010, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in May 2010 using cash on hand of one of our SBIC subsidiaries.
Sources and Uses of Funds
Liquidity Summary
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, and (3) borrowings under any available short-term credit facilities. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term. To a lesser extent, and to the extent available to us, we may utilize (1) proceeds from potential loan and asset sales, (2) new financings or securitization offerings and (3) proceeds from potential common or preferred equity offerings.

Our Revolver matures on December 31, 2010. The amount available under the Revolver is currently $30 million and reduces to $25 million on October 1, 2010. Upon maturity the amount available will be $20 million. We are currently addressing the extension of our facility for an additional year with our lender.
Our net capital outlay for loans during the second half of 2010 (loans to be funded less proceeds from loans to be sold) is anticipated to be approximately $4.0 million. Our anticipated scheduled principal payments on our loan portfolio during the second half of 2010 are $3.0 million which would be available to repay a portion of the existing balance under the Revolver. Based on the above cash activity and other factors, we currently anticipate that the balance outstanding under our Revolver will be approximately $20.0 million, without any proceeds from loan principal prepayments or cash sales of real estate owned or alternatively, any unforeseen uses of funds.
For 2011, we will need funds to originate loans. To the extent the maximum guarantees under the SBA 7(a) Program are capped at 75%, we anticipate that we would need between $7.5 million and $10.0 million in 2011 to fund our SBA 7(a) anticipated gross fundings of between $30.0 million and $40.0 million. Our anticipated scheduled principal payments on our loan portfolio in 2011 are $6.0 million which would be available to repay a portion of any balance under the Revolver. Accordingly, without any loan principal prepayments, we would need additional borrowing capacity of between $1.5 million and $4.0 million. This analysis does not take into account potential additional working capital needs such as (1) timing differences between when we originate a loan and when we receive the proceeds from the sold loan, (2) continuation of a cash dividend that exceeds our cash generated from operations, (3) outlay of funds needed to protect our loans receivable during the foreclosure process or (4) unforeseen cash needs.
We believe that we will be able to get the liquidity to fund our loans in 2011 by extending and increasing our Revolver to between $25.0 million and $30.0 million and through funds provided by principal prepayments on our loans. To the extent we are unable to extend or increase our Revolver, we may have to reduce the level of loan originations in 2011.
Due to current market conditions, we cannot access debt capital through new or increased warehouse lines, new securitization issuances or new trust preferred issuances. We continue to explore ways to extend or refinance our short-term Revolver; however, in the event we are not able to extend or refinance our Revolver or successfully secure alternative financing, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements.
If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or require us to liquidate pledged collateral or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due, terminate commitments thereunder, and liquidate the mortgage loan collateral held as security for the Revolver to satisfy any balance outstanding and due pursuant to the Revolver. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders.
Sources of Funds
In general, we require liquidity to originate new loans and repay principal on our debt. Our operating revenues are typically utilized to pay our operating expenses, interest and dividends. We have been utilizing principal collections on loans receivable and borrowings under our Revolver as our primary sources of funds. In addition, historically we utilized a combination of the following sources to generate funds:
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
The limited amount of capital available to originate new loans has caused us to restrict non-SBA 7(a) Program loan origination activity. Depending on the availability of other sources of capital including principal prepayments on our loans, we may have to curtail some SBA 7(a) lending opportunities in 2010. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
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
We have a debt-to-equity ratio of 0.7:1 at June 30, 2010. This ratio is below that of typical specialty commercial finance companies.
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
The Revolver requires us to meet certain covenants, the most restrictive of which provides for a maximum amount of problem assets as defined in the agreement. The maximum problem assets cannot exceed 10% of beneficiaries’ equity calculated on a quarterly basis. In addition, we have (1) an asset coverage test based on our cash and cash equivalents and loans receivable as a ratio to our senior debt of 1.25 times, (2) a covenant that limits our ability to pay out returns of capital as part of our dividends and (3) a minimum equity requirement of $145 million. At June 30, 2010, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.
We anticipate requesting a commitment from the SBA for $10 million of debentures during the third quarter of 2010 which we expect to be approved during the fourth quarter of 2010. These debentures would be used to fund loans within our SBICs to the extent necessary.

Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of principal on our debt. Our outstanding commitments to fund new loans were $9.5 million at June 30, 2010, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $4.3 million related to these loans; however, the First Western loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2010, we anticipate loan fundings will range from $30 million to $40 million. In addition, we use funds for operating deficits and holding costs of our real estate owned and properties in the process of foreclosure.
There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term. In addition, once fully funded, we anticipate the ability to sell the government guaranteed portion of our SBA 7(a) Program loans into the secondary market.
The amount available under the Revolver is currently $30 million and will be reduced to $25 million on October 1, 2010. The amount available under the Revolver will further reduce to $20 million on December 31, 2010 at which time the Revolver will also mature.
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
We anticipate prepayment (without any prepayment penalty) during the third quarter of 2010 of the mortgage note of our unconsolidated subsidiary of approximately $1.0 million which matures in January 2011 using our Revolver.
We may pay dividends in excess of our funds from operating activities to maintain our REIT status or as approved by our Board of Trust Managers. During the six months ended June 30, 2010, our sources of funds for our dividend distributions of approximately $3.4 million were Modified Cash of approximately $2.9 million and principal collections on our loans receivable of approximately $0.5 million.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
The following summarizes our contractual obligations at June 30, 2010:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)

Debt:
Debentures payable (2)	$8,190	$—	$—	$4,190	$4,000
Structured notes payable (3)	25,272	3,620	8,086	8,336	5,230
Secured borrowings — government guaranteed loans (3)	17,628	6,148	690	728	10,062
Revolver	18,900	18,900	—	—	—
Junior subordinated debt (4)	27,070	—	—	—	27,070

Interest:
Consolidated debt (5)	34,931	3,679	5,359	4,099	21,794
Mortgage note of unconsolidated subsidiary	51	51	—	—	—

Other Contractual Obligations:
Mortgage note of unconsolidated subsidiary (6)	1,048	1,048	—	—	—
Severance and related benefits	148	20	128	—	—
Operating lease (7)	295	220	75	—	—

Total contractual cash obligations	$133,533	$33,686	$14,338	$17,353	$68,156

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

(4)	The junior subordinated notes may be redeemed at our option, without penalty and are subordinated to PMC Commercial’s existing debt.

(5)	Calculated using the variable rate in effect at June 30, 2010. In addition, for our Revolver, assumes current balance outstanding through maturity date.

(6)	Represents a mortgage note with a fixed interest rate of 8.5% of an unconsolidated subsidiary due January 1, 2011.

(7)	Represents future minimum lease payments under our operating lease for office space.
Our commitments at June 30, 2010 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$9,549	$9,549	$—	$—	$—

See Note 13 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.

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
The following reconciles net income to REIT taxable income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$1,223	$1,564	$2,501	$3,190
Book/tax difference on depreciation	(14)	(14)	(26)	(28)
Book/tax difference on gains related to real estate	(2)	(20)	387	(50)
Book/tax difference on Retained Interests, net	—	(238)	—	(411)
Severance payments	(8)	(1,407)	(14)	(1,429)
Book/tax difference on amortization and accretion	(25)	(31)	(51)	(63)
Loan valuation	(361)	62	(558)	154
Other book/tax differences, net	(78)	(74)	(114)	(58)

Subtotal	735	(158)	2,125	1,305

Less: TRS net loss, net of tax	60	154	293	140

REIT taxable income (loss)	$795	$(4)	$2,418	$1,445

Distributions declared	$1,689	$1,687	$3,377	$4,069

Weighted average common shares outstanding	10,550	10,548	10,549	10,599

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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Six Months	Year Ended	Six Months
	Ended	December 31,	Ended
Provision for loan losses	June 30, 2010	2009	June 30, 2009
	(In thousands)
As reported (1)	$306	$1,076	$267
Annual loan losses increase by 50 basis points (2)	884	2,027	738
Annual loan losses increase by 100 basis points (2)	1,462	2,977	1,209

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
At June 30, 2010, our loans are approximately 72% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $172.4 million of variable-rate loans at June 30, 2010. The estimated fair value of our variable-rate loans (approximately $166.0 million at June 30, 2010) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $65.5 million and $45.7 million of fixed-rate loans at June 30, 2010 and December 31, 2009, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At June 30, 2010 and December 31, 2009, we had $172.4 million and $151.0 million of variable-rate loans, respectively, and $74.8 million and $58.4 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($97.6 million and $92.6 million at June 30, 2010 and December 31, 2009, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at June 30, 2010 and December 31, 2009, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $976,000 and $926,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates is not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and secured borrowings — government guaranteed loans. At June 30, 2010 and December 31, 2009, approximately $22.2 million and $10.1 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2010, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $748,000.
Our fixed-rate debt at June 30, 2010 was comprised of SBA debentures and structured notes of the 2000 Joint Venture.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2010 and December 31, 2009:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,894	$2,079	$2,341	$6,379	$6,238	$3,274	$22,205	$23,071

Variable-rate debt (LIBOR and prime based) (3) (4)	26,774	2,151	2,205	2,281	2,341	39,087	74,839	63,145

Totals	$28,668	$4,230	$4,546	$8,660	$8,579	$42,361	$97,044	$86,216

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2010 was 6.8%.

(3)
Principal payments on the structured notes and secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at June 30, 2010 was 3.3%.

	Years Ending December 31,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,975	$—	$—	$4,173	$—	$4,000	$10,148	$10,047

Variable-rate debt (LIBOR and prime rate based) (3)	24,239	1,294	1,343	1,366	1,425	28,694	58,361	45,817

Totals	$26,214	$1,294	$1,343	$5,539	$1,425	$32,694	$68,509	$55,864

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2009 was 6.2%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2009 was 3.3%.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).
3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).
10.1	Form of Executive Employment Contract (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2010).
*31.1	Section 302 Officer Certification — Chief Executive Officer
*31.2	Section 302 Officer Certification — Chief Financial Officer
**32.1	Section 906 Officer Certification — Chief Executive Officer
**32.2	Section 906 Officer Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust
Date: 08/09/10	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 08/09/10	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)