Form 10-Q
period 2010-09-30
PMC COMMERCIAL TRUST /TX
filed 2010-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of November 3, 2010, the Registrant had outstanding 10,559,554 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements
PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Loans receivable, net	$231,326	$196,642
Restricted cash and cash equivalents	5,147	1,365
Cash and cash equivalents	4,671	7,838
Real estate owned	2,304	5,479
Retained interests in transferred assets	1,029	12,527
Other assets	6,046	4,392

Total assets	$250,523	$228,243

LIABILITIES AND EQUITY
Liabilities:
Junior subordinated notes	$27,070	$27,070
Structured notes payable	23,102	8,291
Secured borrowings — government guaranteed loans	18,933	—
Revolving credit facility	13,600	23,000
Debentures payable	8,176	8,173
Borrower advances	3,300	2,368
Accounts payable and accrued expenses	2,246	2,364
Dividends payable	1,712	1,731
Deferred income	685	686
Redeemable preferred stock of subsidiary	—	1,975
Other liabilities	76	127

Total liabilities	98,900	75,785

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,095,883 and 11,084,683 shares issued at September 30, 2010 and December 31, 2009, respectively, 10,559,554 and 10,548,354 shares outstanding at September 30, 2010 and December 31, 2009, respectively	111	111
Additional paid-in capital	152,738	152,611
Net unrealized appreciation of retained interests in transferred assets	256	325
Cumulative net income	171,860	167,686
Cumulative dividends	(169,341)	(164,274)

	155,624	156,459

Less: Treasury stock; at cost, 536,329 shares at September 30, 2010 and December 31, 2009	(4,901)	(4,901)

Total beneficiaries’ equity	150,723	151,558

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	151,623	152,458

Total liabilities and equity	$250,523	$228,243

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Interest income	$10,198	$8,466	$3,483	$2,830
Income from retained interests in transferred assets	113	2,369	38	672
Other income	1,382	1,265	782	735

Total revenues	11,693	12,100	4,303	4,237

Expenses:
Interest	3,042	2,240	1,042	644
Salaries and related benefits	2,897	2,864	986	944
General and administrative	1,662	1,380	450	403
Provision for loan losses, net	389	596	487	393
Permanent impairments on retained interests in transferred assets	—	515	—	438

Total expenses	7,990	7,595	2,965	2,822

Income before income tax benefit (provision) and discontinued operations	3,703	4,505	1,338	1,415

Income tax benefit (provision)	32	104	(96)	54

Income from continuing operations	3,735	4,609	1,242	1,469

Discontinued operations	(27)	476	(35)	426

Net income	$3,708	$5,085	$1,207	$1,895

Weighted average shares outstanding:
Basic	10,552	10,582	10,558	10,548

Diluted	10,568	10,582	10,574	10,548

Basic and diluted earnings per share:
Income from continuing operations	$0.35	$0.44	$0.11	$0.14
Discontinued operations	—	0.04	—	0.04

Net income	$0.35	$0.48	$0.11	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)

Net income	$3,708	$5,085	$1,207	$1,895

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	203	82	183	(100)
Net realized gains included in net income	(7)	(67)	(3)	(24)

	196	15	180	(124)

Comprehensive income	$3,904	$5,100	$1,387	$1,771

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Nine Months Ended September 30, 2009
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362
Net unrealized appreciation	—	—	—	15	—	—	—	—	15
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Share-based compensation expense	18,400	—	127	—	—	—	—	—	127
Dividends ($0.545 per share)	—	—	—	—	—	(5,757)	—	—	(5,757)
Net income	—	—	—	—	5,085	—	—	—	5,085

Balances, September 30, 2009	10,548,354	$111	$152,587	$635	$166,010	$(162,586)	$(4,901)	$900	$152,756

	Nine Months Ended September 30, 2010
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2010	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458
Cumulative effect adjustment	—	—	—	(265)	466	—	—	—	201
Net unrealized appreciation	—	—	—	196	—	—	—	—	196
Shares issued through exercise of stock options	1,500	—	11	—	—	—	—	—	11
Share-based compensation expense	9,700	—	116	—	—	—	—	—	116
Dividends ($0.48 per share)	—	—	—	—	—	(5,067)	—	—	(5,067)
Net income	—	—	—	—	3,708	—	—	—	3,708

Balances, September 30, 2010	10,559,554	$111	$152,738	$256	$171,860	$(169,341)	$(4,901)	$900	$151,623

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$3,708	$5,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11	19
Permanent impairments on retained interests in transferred assets	—	515
Gains on sales of real estate	(78)	(642)
Deferred income taxes	(564)	(170)
Provision for loan losses, net	389	596
Unrealized premium adjustment	1,205	162
Amortization and accretion, net	85	(199)
Share-based compensation	116	127
Capitalized loan origination costs	(230)	(134)
Loans funded, held for sale	(23,689)	(13,966)
Proceeds from sale of guaranteed loans	—	15,375
Principal collected on loans	146	—
Loan fees remitted, net	(64)	(58)
Change in operating assets and liabilities:
Other assets	(285)	270
Borrower advances	932	(524)
Accounts payable and accrued expenses	(32)	(1,027)
Other liabilities	(39)	(128)

Net cash provided by (used in) operating activities	(18,389)	5,301

Cash flows from investing activities:
Loans funded	(6,354)	(2,251)
Principal collected on loans	16,410	10,265
Principal collected on retained interests in transferred assets	161	246
Principal collected on mortgage-backed security of affiliate	—	109
Investment in retained interests in transferred assets	—	(559)
Proceeds from sales of real estate owned	2,291	—
Investment in unconsolidated subsidiary	(1,024)	—
Purchase of furniture, fixtures and equipment	—	(5)
Release of (investment in) restricted cash and cash equivalents, net	(385)	1,326

Net cash provided by investing activities	11,099	9,131

Cash flows from financing activities:
Purchase of treasury shares	—	(1,076)
Proceeds from issuance of common shares	11	—
Proceeds from (repayment of) revolving credit facility, net	(9,400)	1,200
Payment of principal on structured notes payable	(4,459)	(5,517)
Proceeds from secured borrowings — government guaranteed loans	25,203	—
Payment of principal on secured borrowings — government guaranteed loans	(146)	—
Redemption of redeemable preferred stock of subsidiary	(2,000)	(2,000)
Payment of dividends	(5,086)	(7,993)

Net cash provided by (used in) financing activities	4,123	(15,386)

Net decrease in cash and cash equivalents	(3,167)	(954)

Cash and cash equivalents, beginning of year	7,838	10,606

Cash and cash equivalents, end of period	$4,671	$9,652

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of approximately $33,000 during the nine months ended September 30, 2010 related to this option grant. We granted 15,000 option awards on June 13, 2009 at an exercise price of $8.35 (the closing price on June 12, 2009) and recorded compensation expense of approximately $11,000 during the nine months ended September 30, 2009.
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
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $17,000 and $24,000 during the three months ended September 30, 2010 and 2009, respectively, and $83,000 and $116,000 during the nine months ended September 30, 2010 and 2009, respectively, related to restricted shares. As of September 30, 2010, there was approximately $64,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands, except footnotes)
Commercial mortgage loans (1)	$169,602	$155,137
SBA 7(a) program loans (2)	34,261	15,256
SBIC commercial mortgage loans (3)	29,194	27,854

Total loans receivable	233,057	198,247
Less:
Deferred commitment fees, net	(73)	(348)
Loan loss reserves	(1,658)	(1,257)

Loans receivable, net	$231,326	$196,642

(1)
At September 30, 2010, included approximately $41.9 million of loans held as collateral for the outstanding structured notes of PMC Joint Venture, L.P. 2003 (the “2003 Joint Venture”), the 2000 Joint Venture and the 1998 Partnership. The remaining loans are held as collateral for our revolving credit facility. At December 31, 2009, included approximately $19.8 million of loans held as collateral for the outstanding structured notes of the 2003 Joint Venture.

(2)
Net of retained loan discounts of $1.4 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, included approximately $17.8 million (guaranteed loan portion) of loans which were sold with the proceeds received from the sale reflected as secured borrowings — government guaranteed loans (a liability on our consolidated balance sheet).

(3)	Originated by our Small Business Investment Company (“SBIC”) subsidiaries.
The activity in our loan loss reserves was as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Balance, beginning of year	$1,257	$480
Provision for loan losses	769	674
Reduction of loan losses	(381)	(78)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	184	—
Principal balances written-off	(171)	(212)

Balance, end of period	$1,658	$864

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information on those loans considered to be impaired loans (loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan) was as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Impaired loans requiring reserves	$5,554	$3,132
Impaired loans expected to be fully recoverable	1,211	228

Total impaired loans	$6,765	$3,360

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Average impaired loans	$5,990	$4,582	$4,549	$6,499

Interest income on impaired loans	$38	$53	$114	$70

Our recorded investment in non-accrual loans at September 30, 2010 and December 31, 2009 was approximately $6,703,000 and $3,151,000, respectively. At September 30, 2010, we had one loan past due over 90 days which was accruing interest due to subsequent payments received. We did not have any loans past due 90 days or more which were accruing interest at December 31, 2009. The collateral securing substantially all of our nonaccrual loans at September 30, 2010 was in the process of foreclosure.
Note 6. Retained Interests:
Our Retained Interests consisted of the following:

	September 30, 2010		December 31, 2009
	Estimated		Estimated
	Fair Market		Fair Market
	Value	Cost	Value	Cost
	(In thousands)
First Western	$1,029	$773	$994	$934
1998 Partnership (1)	—	—	1,393	1,355
2000 Joint Venture (1)	—	—	10,140	9,913

	$1,029	$773	$12,527	$12,202

(1)	Effective January 1, 2010, due to a change in accounting rules, we now consolidate the assets and liabilities of the 1998 Partnership and the 2000 Joint Venture.
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
On Secondary Market Loan Sales prior to January 1, 2010, to the extent we retained an excess spread between the interest rate paid to us from our borrowers and the rate we paid to the purchaser of the guaranteed portion of the note and the required minimum servicing spread, we established Retained Interests. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales completed prior to January 1, 2010, our assumptions at September 30, 2010 included a prepayment speed of 15% per annum and a discount rate of 13.4%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following sensitivity analysis of our Retained Interests at September 30, 2010 highlights the volatility that results when prepayments and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Prepayments increase by 500 basis points per annum	$893	$(136)
Prepayments increase by 1000 basis points per annum	$789	$(240)
Discount rates increase by 300 basis points	$958	$(71)
Discount rates increase by 500 basis points	$915	$(114)

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
Note 7. Other Assets:
Other assets consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Investment in variable interest entities (1)	$2,188	$1,122
Interest receivable	770	594
Deferred borrowing costs, net	849	885
Deferred tax asset, net (2)	958	394
Servicing asset, net	783	728
Prepaid expenses and deposits	327	343
Other	171	326

	$6,046	$4,392

(1)	During August 2010, we increased our investment in our unconsolidated variable interest entity by repaying its mortgage note of approximately $1.0 million.

(2)	The increase in our deferred tax asset is due primarily to the deferral of gain recognition on Secondary Market Loan Sales due to a change in accounting rules effective January 1, 2010.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value (1)		Coupon Rate at		Loans at
	September 30,	December 31,	September 30,	December 31,	September 30,
	2010	2009	2010	2009	2010
	(Dollars in thousands, except footnotes)

Structured notes payable (2):
2003 Joint Venture	$7,373	$8,291	3.03%	2.79%	4.53	%(3)
2000 Joint Venture	12,289	—	7.28%	NA	9.53%
1998 Partnership	3,440	—	2.25%	NA	4.98%

	23,102	8,291

Junior subordinated notes	27,070	27,070	3.78%	3.53%	NA

Revolving credit facility (4)	13,600	23,000	3.25%	3.25%	NA

Debentures payable	8,176	8,173	5.90%	5.90%	NA

Secured borrowings — government guaranteed loans (5):
Loans sold for premiums	443	—	4.54%	NA	6.00%
Loans sold for a premium and excess spread	12,354	—	3.97%	NA	5.94%
Loans sold for excess spread	6,136	—	1.58%	NA	5.96%

	18,933	—

Redeemable preferred stock of subsidiary (6)	—	1,975	NA	4.00%	NA

Debt	$90,881	$68,509

(1)	The face amount of debt as of September 30, 2010 and December 31, 2009 was $90,895,000 and $68,551,000, respectively.

(2)	Beginning January 2010, due to a change in accounting rules, the 2000 Joint Venture and the 1998 Partnership were consolidated.

(3)	The weighted average rate on the underlying collateral for the 2003 Joint Venture at December 31, 2009 was 4.31%.

(4)	Our revolving credit facility was extended through December 31, 2011. The total amount available is $30 million to maturity.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal payments on our debt at September 30, 2010 were as follows:

		Structured
		Notes and
Years Ending		Secured	All Other
September 30,	Total	Borrowings (1)	Debt (2)
	(In thousands)
2011	$4,522	$4,522	$—
2012	17,956	4,356	13,600
2013	8,763	4,573	4,190
2014	4,570	4,570	—
2015	8,612	4,612	4,000
Thereafter	46,472	19,402	27,070

	$90,895	$42,035	$48,860

(1)
Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. In addition, secured borrowings — loans sold for premiums are treated as current due to the potential contingency period expiring within approximately 90 days. No payment is due on the structured notes or secured borrowings unless payments are received from the borrowers on the loans underlying them.

(2)	Represents the revolving credit facility, junior subordinated notes and debentures payable.
Note 9. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 16,000 shares to reflect the dilutive effect of stock options during both the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 77,000 and 90,000 common shares during the three and nine months ended September 30, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Dividends Declared:
Dividends declared during 2010 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 12, 2010	March 31, 2010	$0.16
July 12, 2010	June 30, 2010	0.16
October 12, 2010	September 30, 2010	0.16

		$0.48

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
Note 12. Fair Value Measurements:
At September 30, 2010, Retained Interests was our only asset that was required to be measured at fair value on a recurring basis. No liabilities were required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We use Level 3 inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands, except footnotes)
Value, beginning of period	$12,527	$33,248
Principal collections	(161)	(246)
Realized gains included in net income (1)	(7)	(67)
Investments	—	884
Permanent impairments	—	(515)
Repurchases/Consolidation (2)	(11,734)	(21,129)
Cumulative effect adjustment (3)	201	—
Accretion (4)	—	156
Unrealized appreciation	203	82

Value, end of period	$1,029	$12,413

Cost, end of period	$773	$11,778

(1)	Included within income from Retained Interests.

(2)
During the nine months ended September 30, 2010, represents the consolidation of the 2000 Joint Venture and the 1998 Partnership based upon new accounting rules effective January 1, 2010. During the nine months ended September 30, 2009, represents the consolidation of a securitization which attained its “clean-up” call provision and the repurchase of a securitization.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For impaired loans measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 and 2009, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying Value at		Nine Months Ended
	September 30,		September 30, (2)
	2010	2009	2010	2009
	(In thousands)
Impaired loans (1)	$6,205	$4,234	$436	$172

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
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. At September 30, 2010, the carrying value and estimated fair value of our real estate owned was $2,304,000. Included within our real estate owned is a full service hospitality property with a carrying value and estimated fair value of $1,249,000 which is owned by the 2003 Joint Venture.
The estimated fair values of our financial and nonfinancial instruments were as follows at September 30, 2010:

		Estimated
	Carrying	Fair
	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$231,326	$225,340
Retained Interests	1,029	1,029
Restricted cash and cash equivalents	5,147	5,147
Cash and cash equivalents	4,671	4,671

Liabilities:
Structured notes payable	23,102	23,066
Secured borrowings — government guaranteed loans	18,933	17,767
Debentures payable	8,176	9,003
Revolving credit facility	13,600	13,600
Junior subordinated notes	27,070	16,436
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
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the relative short duration to maturity.
Note 13. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Loans receivable reclassified to real estate owned	$2,461	$3,157

Reclassification from secured borrowings — government guaranteed loans to loans receivable, net	$7,290	$—

Loans receivable originated to facilitate sales of real estate owned	$3,325	$—

Consolidation of loans receivable (1)	$—	$32,563

(1)
In addition, as described in Note 1, effective January 1, 2010, we are now consolidating the assets and liabilities of the 2000 Joint Venture and the 1998 Partnership, representing non-cash transactions. Previously, the 2000 Joint Venture and the 1998 Partnership were reflected as Retained Interests.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $13.9 million at September 30, 2010, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease approximate $242,000.
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
The following discussion of our financial condition at September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
EXECUTIVE SUMMARY
General Economic Environment
Economic conditions have subjected the majority of our borrowers to financial stress. The operations of the limited service hospitality properties collateralizing our loans have been negatively impacted by the prolonged economic recession and continue to be impacted by the current economic environment. We are experiencing a significant amount of payment delinquencies, slow pays, insufficient funds payments, late fees, non-payment or lack of timely payment of real estate taxes and franchise fees, borrower requests for deferments of payment and liquidation and foreclosure activity.
There has been an increase in mortgage defaults and foreclosures in the broader commercial real estate market and a belief that these defaults may increase. This increase is due in part to credit market turmoil and declining property cash flows and property values. In addition, when there are more foreclosures on commercial real estate properties the property values typically decline even further as supply exceeds demand in the market for the properties underlying these mortgages. We have experienced an increase in foreclosure activity and real estate owned. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses associated with these properties which may be material. In addition, we may experience additional increases in loan losses and/or impairment losses. Further, our ability to sell our real estate owned will be affected by many factors, including but not limited to, the number of potential buyers, number of competing properties on the market and other market conditions. Historically, we have not experienced significant losses for real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not improve, we could experience an increase in credit losses. In addition, due to the prolonged economic recession and the current economic environment, we believe that in general, our borrowers’ equity in their properties has eroded and may further erode which may result in an increase in foreclosure activity and credit losses.
As a result of these economic conditions, we have increased both our general and specific loan loss reserves. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.

Liquidity
Our revolving credit facility (the “Revolver”), which is collateralized by PMC Commercial’s loans, was extended during September 2010 and now matures on December 31, 2011. The total amount available under the Revolver was increased to $30 million until maturity.
During the first nine months of 2010, we reduced the outstanding balance under our Revolver by $9.4 million while our capital outlay to fund loans was $30.0 million. We received $25.2 million in proceeds from selling the government guaranteed portion of loans, $11.2 million in principal from payments on our loans receivable that collateralize our Revolver and $2.3 million in proceeds from selling real estate owned.
As a result of the depressed real estate markets, liquidity has been severely restricted. Capital providers (including banks and insurance companies) substantially reduced the availability of capital and widened spreads they required for many companies originating commercial mortgages. There is uncertainty as to how long it will take until economic conditions significantly improve and, as a result, what shape the economy will take. Given the volatile nature of the market and uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
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
SBA 7(a) Program and Regulatory Environment
As a result of liquidity issues, we continue to focus on the origination of SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.
The American Recovery and Reinvestment Act (the “Stimulus Bill”), passed in February 2009, contained provisions that benefitted the SBA which had a positive impact on our lending operations. The Stimulus Bill provided the SBA with temporary funding to eliminate fees on SBA 7(a) Program loans and provided increased SBA guarantee percentages on SBA 7(a) Program loans of up to 90% for certain loans during periods of time all of which ended before May 31, 2010. Legislation was passed in September 2010 that contains provisions to allow the SBA to support larger loans and provide more financing options to a larger segment of small businesses including (1) permanently increasing the 7(a) loan limit from $2 million to $5 million, (2) permanently allowing the 504 loan program to refinance short-term commercial real estate debt into long-term, fixed-rate loans and (3) extending the authorization to provide 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) and 504 loans through the earlier of December 31, 2010 or once appropriated funds have been fully utilized. We believe that we will benefit from the increase in 7(a) loan limits, extension of 90% guarantees on 7(a) loans and fee elimination for borrowers on 7(a) loans. We are not currently utilizing the 504 program due to our limited liquidity.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Act”), passed in July 2010, provides new regulations and oversight of the financial services industry. While all provisions of this Act have not been finalized for implementation, we do not believe that this Act will have a material impact on us.

Secondary Market Loan Sales
During the first nine months of 2010, we sold $25.2 million of the guaranteed portion of SBA 7(a) Program loans. Loans were sold for (1) cash premiums and the benefit of 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) for a servicing spread on the sold portion of the loan, (2) future servicing spreads averaging 438 basis points (including the 100 basis points required to be retained) and no cash premiums, or (3) future servicing spreads averaging 141 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales”). As a result of the new accounting rules regarding sale treatment for selling the guaranteed portion of our SBA 7(a) Program loans, no gain is recognized at the time of sale for any of these loan sales.
For the loan sales where we received cash premiums and the minimum servicing spread of 1%, sale treatment will occur after any contingencies have been satisfied which should occur 90 to 120 days after the proceeds were received. We recorded $776,000 (before cost allocations) in gains on sale during the second and third quarters of 2010 relating to these loans sales in the first and second quarters of 2010 (reflected as premium income included in other income in our consolidated income statements). We expect to record a gain from sale of $41,000 (before cost allocations) during the fourth quarter of 2010 relating to these loan sales in the third quarter of 2010. Once gains are recorded, there is no significant difference between the old and new accounting rules for these sales. In effect, the change in the accounting rules is to defer gain recognition during the contingency period of at least 90 days.
The more significant accounting rule change relates to those loans where management believes the best economic opportunity was to forego the up-front cash premiums in lieu of significant future servicing spread or to sell the loan for an up-front cash premium and lesser future servicing spread (than if the loan was sold solely for future servicing spread). On these loan sales, we receive a spread between the rate we collect from our borrowers and the rate we pay the buyers of the guaranteed portion of the loan. For loans sold solely for excess spread, this spread includes an average excess spread of 338 basis points to be received in future periods in addition to the SBA mandated minimum 100 basis points.
For tax purposes, since all of these transactions are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until January 1, 2010. Consequently, for tax purposes, we had gains of approximately $681,000 during the nine months ended September 30, 2010 related to sales of loans solely for excess spread but will not recognize any gains for book purposes. Instead, we will record book income as we receive the average 438 basis point spread as we service the sold portion of the loan. There can be no assurance that the loans will remain outstanding until maturity. However, management believes that the discounted present value of the future servicing spreads will be greater than the cash premiums we would have received since we expect the income received on the sold portion over the life of the loans (and the future incremental cash flows) to exceed the foregone premiums.
In addition, for tax purposes, we had gains of approximately $1,324,000 during the nine months ended September 30, 2010 related to hybrid loan sales but will not recognize gain for book purposes. Upon expiration of the contingency period, the cash premium will be amortized as a reduction of interest expense over the life of the loan using the interest method. We will record book income as we receive the average 141 basis point excess spread as we service the sold portion of the loan. Based on the current premium market, most of loans sold during the three months ended September 30, 2010 were hybrid loan sales and we anticipate that the majority of loans sold during the fourth quarter of 2010 will also be hybrid loan sales.

In summary, our secondary market loan sale activity was as follows during the nine months ended September 30, 2010:

	Principal	Premium	Gain Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$7,736,000	$758,000	$776,000	$817,000
Servicing spread	6,188,000	—	—	681,000
Hybrid	11,278,000	1,128,000	—	1,324,000

	$25,202,000	$1,886,000	$776,000	$2,822,000

The following highlights the difference between selling a loan for cash premium versus selling a loan for future excess spread versus selling a loan for a cash premium and future excess spread:

	Cash	Excess
	Premium	Spread	Hybrid

Loan amount	$1,000,000	$1,000,000	$1,000,000
Guaranteed portion of total loan	90.00%	90.00%	90.00%
Guaranteed loan amount	$900,000	$900,000	$900,000
Rate paid by borrower	6.00%	6.00%	6.00%
Rate paid to purchaser	5.00%	1.75%	4.50%
Total spread on sold portion of loan	1.00%	4.25%	1.50%
Premium percentage	10.25%	—	10.00%
Proceeds from sale	$992,250	$900,000	$990,000
Premium received	$92,250	$—	$90,000
Future servicing spread:
Estimated cash flow — Year 1	$8,900	$37,900	$13,400
Estimated cash flow — Initial 5 years	$42,800	$182,200	$64,300
Total cash from sale at the end of 5 years (1)	$1,035,050	$1,081,900	$1,054,300

(1)	Does not include the cash flow from the retained portion of the loan.
LOAN PORTFOLIO INFORMATION
Loan Activity
During the first nine months of 2010 we funded $27.6 million of SBA 7(a) Program loans and $2.4 million of conventional loans (a total of $30.0 million). At September 30, 2010, December 31, 2009 and September 30, 2009, our outstanding commitments to fund loans were approximately $13.9 million, $20.7 million and $23.2 million, respectively. We expect that fundings during 2010 will be between $35 million and $40 million. We expect that fundings during 2011 will be between $50 million and $60 million. These fundings will be predominantly through the SBA 7(a) Program.
In addition to our retained portfolio of $233.1 million at September 30, 2010, we service $51.0 million of aggregate principal balance of loans sold pursuant to Secondary Market Loan Sales. Prior to December 31, 2009, certain securitizations were not included in our retained portfolio but were included in our serviced portfolio. Effective January 1, 2010, due to a change in accounting rules, we now consolidate all of our securitizations. Since we retain a residual interest in the cash flows from these loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Serviced Portfolio”).

Information on our Serviced Portfolio, including prepayment trends, was as follows:

	September 30,	December 31,
	2010	2009	2008	2007	2006	2005
	(Dollars in thousands)
Serviced Portfolio (1)	$284,136	$273,687	$275,530	$326,368	$397,567	$447,220

Loans funded (2)	$30,043	$30,435	$34,587	$33,756	$51,686	$49,942

Prepayments (2) (3)	$8,209	$12,795	$68,556	$84,137	$91,710	$41,049

% Prepayments (4)	4.0%	4.6%	21.0%	21.2%	20.5%	8.8%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the nine months ended September 30, 2010.

(3)	Does not include balloon maturities of SBA 504 program loans.

(4)
Represents prepayments as a percentage of the Serviced Portfolio outstanding as of the beginning of the applicable year. For the nine months ended September 30, 2010, represents annualized prepayments as a percentage of our Serviced Portfolio outstanding.

Retained Portfolio Rollforward
Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) Program loans	$4,857	$8,415	$27,572	$16,217
Commercial mortgage loans	2,242	—	2,471	—

Total loans funded	7,099	8,415	30,043	16,217

Other Loan Transactions:
2003 Joint Venture (1)	—	19,993	—	19,993
2002 Joint Venture (1)	—	—	—	12,570
2000 Joint Venture (2)	—	—	22,912	—
1998 Partnership (2)	—	—	5,024	—
Loans originated to facilitate sales of real estate owned	—	—	3,325	—

Total loans originated	$7,099	$28,408	$61,304	$48,780

Principal Repayments and Other (3):
Scheduled principal payments	$2,500	$2,405	$8,055	$5,846
Prepayments	5,151	319	8,209	4,419
Proceeds from sale of SBA 7(a) guaranteed loans (4)	5,283	7,698	7,290	15,375

Total principal repayments and other	$12,934	$10,422	$23,554	$25,640

(1)	We reached our “clean-up” call provision resulting in loans which were previously off-balance sheet being included in our Retained Portfolio.

(2)	Due to a change in accounting rules effective January 1, 2010, the 2000 Joint Venture and the 1998 Partnership are now consolidated and included in our Retained Portfolio.

(3)	Does not include principal reductions for loans transferred to real estate owned.

(4)	For the three and nine months ended September 30, 2010, represents reclassifications from secured borrowings — government guaranteed loans to loans receivable.

Interest Rate and Yield Information
Interest rate and yield information on our Retained Portfolio were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Weighted average contractual interest rate	5.9%	5.3%	5.5%

Annualized average yield (1)	5.9%	5.5%	5.8%

(1)
For the nine month periods ended September 30, 2010 and 2009 and for the year ended December 31, 2009. In addition to interest income, the annualized average yield includes all fees earned and is adjusted by the provision for loan losses, net.

The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the fourth quarter of 2010 (set on October 1, 2010) is 0.29% and 3.25%, respectively, while the LIBOR and prime rate charged during the third quarter of 2010 (set on July 1, 2010) was 0.53% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.
Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	September 30, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$128,662	55.6%	4.4%	$132,162	67.2%	4.0%
Fixed-rate	63,134	27.3%	9.0%	45,678	23.2%	9.0%
Variable-rate — prime	39,530	17.1%	5.6%	18,802	9.6%	5.4%

	$231,326	100.0%	5.9%	$196,642	100.0%	5.3%

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

At September 30, 2010 and December 31, 2009, we had loan loss reserves of $1,658,000 and $1,257,000, respectively, including general reserves of $1,000,000 and $650,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable was 0.33% and 0.36% during the nine months ended September 30, 2010 and 2009, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Our loan categories were as follows on our retained loans receivable (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	September 30, 2010		December 31, 2009		December 31, 2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Satisfactory	$210,107	90.2%	$177,129	89.3%	$156,303	86.6%
Watch List	10,323	4.4%	17,593	8.9%	12,507	6.9%
Special Mention	7,050	3.0%	759	0.4%	9,294	5.1%
Problem	5,577	2.4%	2,766	1.4%	2,501	1.4%

	$233,057	100.0%	$198,247	100.0%	$180,605	100.0%

Real Estate Owned and Foreclosure Activity
We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations.
Our foreclosure activity has increased. In January 2010, we sold an asset acquired through foreclosure for gross cash proceeds of $2,500,000 and recorded a gain of $76,000. In March 2010, we sold an asset acquired through foreclosure for $2,275,000 and financed the sale. During May 2010, we acquired an asset through deed in lieu of foreclosure, sold it for $1,125,000 and financed $1,050,000 of the sale price. No gains or losses were recorded on these transactions. During June 2010, the 2003 Joint Venture acquired a full service hospitality property through foreclosure. The estimated fair value of the property, as reduced for costs of selling, was estimated to be $1,249,000. We are currently marketing to sell this property and anticipate that we will operate the property until it can be sold.
We are currently in the process of foreclosure proceedings on several properties collateralizing our loans. Historically, subsequent to commencement of the foreclosure process, some borrowers brought their loans current or provided additional collateral; thus, we stopped the foreclosure process. However, in general, we believe that our borrowers’ equity in their properties has eroded and may further erode which may result in an increase in foreclosure activity and credit losses. Borrowers have the option of (1) seeking Federal bankruptcy protection which could delay the foreclosure process or (2) modifying the terms of the loan agreement. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans.
In addition, upon foreclosure, the property typically has deteriorated both physically (requiring certain repairs and maintenance and discretionary capital spending) and in its market (i.e., issues with the properties’ vendors and reputation requiring rebuilding of its customer and vendor base). To the extent properties are acquired through foreclosure, we will incur holding costs including, but not limited to, taxes, legal fees and insurance. In many cases, (1) cash flows have been reduced such that expenses exceed revenues and (2) franchise issues must be addressed (i.e., quality and brand standards and non-payment of franchise fees). Notwithstanding the foregoing, we believe that in most cases it is prudent to continue to have the business operate until the property can be sold because of a property’s increased marketability as an operating entity compared to non-operating (demonstrated historically through our sales efforts and from information received from third-party brokers).

RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Overview

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$4,303	$4,237	$66	1.6%
Total expenses	$2,965	$2,822	$143	5.1%

Income from continuing operations	$1,242	$1,469	$(227)	(15.5%)
Net income	$1,207	$1,895	$(688)	(36.3%)
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
The primary cause of the reduction in net income from the third quarter of 2009 to the third quarter of 2010 was a decrease in income from discontinued operations of $461,000 due primarily to recognition of deferred gains during the three months ended September 30, 2009.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
The increase in interest income of $653,000 was primarily attributable to the consolidation of our previously off-balance sheet securitizations partially offset by a decrease in LIBOR. The increase in interest income attributable to these securitizations totaled approximately $665,000 during the three months ended September 30, 2010. At September 30, 2010, approximately 73% of our loans had variable interest rates. The base LIBOR charged to our borrowers decreased slightly from 0.60% during the three months ended September 30, 2009 to 0.53% during the three months ended September 30, 2010.
Income from Retained Interests decreased $634,000 due to a change in accounting rules which required that our off-balance sheet securitizations be consolidated effective January 1, 2010. As a result, our income from Retained Interests decreased to $38,000 during the three months ended September 30, 2010. We expect that income from Retained Interests will remain at its current level during the fourth quarter of 2010.

Other income consisted of the following:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Premium income	$514	$561
Prepayment fees	101	—
Servicing income	86	91
Loan related income — other	54	45
Other	27	38

	$782	$735

Premium income results from the recognition of the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, any premium income to be recognized is deferred for at least 90 days until any potential contingency period for having to refund the premiums has been satisfied. We anticipate that we will record approximately $29,000 in premium income during the fourth quarter of 2010.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Structured notes payable	$325	$51
Junior subordinated notes	263	268
Revolver	167	158
Debentures payable	126	126
Other	161	41

	$1,042	$644

The weighted average cost of our funds was 4.1% during the three months ended September 30, 2010 and 3.8% during the three months ended September 30, 2009.
The increase in interest expense on structured notes payable is due to the consolidation of the off-balance sheet securitizations. Beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes and their related interest expense. At September 30, 2010, the 2003 Joint Venture notes bear interest at LIBOR plus 2.5%. Effective January 1, 2010, due to a change in accounting rules, we now consolidate the structured notes of the 2000 Joint Venture and the 1998 Partnership and their related interest expense. At September 30, 2010, the 2000 Joint Venture notes bear interest at a fixed rate of 7.28% while the 1998 Partnership notes bear interest at the prime rate less 1%.
In addition to the consolidation of the structured notes payable above, effective January 1, 2010, we now record secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) loans either temporarily or permanently depending on how the loan is sold. Interest expense related to these secured borrowings is included in other interest expense above.

Other Expenses
General and administrative expense increased $47,000 during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $446,000 during the three months ended September 30, 2010 compared to $403,000 during the three months ended September 30, 2009 due primarily to an increase in public company costs.
Provision for loan losses, net, was $487,000 during the three months ended September 30, 2010 compared to $393,000 during the three months ended September 30, 2009. The increase during the three months ended September 30, 2010 was primarily related to the prolonged economic recession and current economic environment and affected both our general and specific reserves. We increased our general reserves by $150,000 during the three months ended September 30, 2010.
Income tax benefit (provision) was a provision of $96,000 during the three months ended September 30, 2010 compared to a benefit of $54,000 during the three months ended September 30, 2009. The primary reason for the difference is the new accounting rules that defer gain recognition treatment on Secondary Market Loan Sales. During the three months ended September 30, 2010, significant gains of approximately $2,046,000 were deferred for book purposes and recorded as gains for income tax purposes.
Discontinued Operations
We recorded gains on sales of real estate of $592,000 during the three months ended September 30, 2009 due to income recognition on previously deferred gains. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. Our deferred gains at September 30, 2010 total $685,000. We do not anticipate recognizing any of these gains during the fourth quarter of 2010.
Our net losses from discontinued operations were $35,000 and $166,000 during the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, the losses are primarily from operation of a full service hospitality property included in real estate owned. We are currently marketing to sell this property. During the three months ended September 30, 2009, these losses were primarily from operations of a golf course included in real estate owned.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Overview

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$11,693	$12,100	$(407)	(3.4%)
Total expenses	$7,990	$7,595	$395	5.2%

Income from continuing operations	$3,735	$4,609	$(874)	(19.0%)
Net income	$3,708	$5,085	$(1,377)	(27.1%)
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

The primary causes of the reduction in net income from 2009 to 2010 were:
•
A reduction in average base LIBOR from 1.08% during the nine months ended September 30, 2009 to 0.36% during the nine months ended September 30, 2010. The impact to net income was approximately $520,000;

•
Included in income from Retained Interests was approximately $478,000 of income, primarily unanticipated prepayment fees, during the nine months ended September 30, 2009 while there was no comparable revenue during the nine months ended September 30, 2010; and

•	An increase in expenses related to loans in the process of foreclosure of $309,000. We did not have any loans in the process of foreclosure during the nine months ended September 30, 2009.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
The increase in interest income of $1,732,000 was attributable to the consolidation of our previously off-balance sheet securitizations partially offset by a decrease in LIBOR. The increase in interest income attributable to these securitizations totaled approximately $2,250,000 during the nine months ended September 30, 2010. At September 30, 2010, approximately 73% of our loans had variable interest rates. The average base LIBOR charged to our borrowers decreased from 1.08% during the nine months ended September 30, 2009 to 0.36% during the nine months ended September 30, 2010. On our average LIBOR based portfolio outstanding of $131.1 million during the first nine months of 2010, the 72 basis point drop in LIBOR decreased interest income by approximately $700,000.
Income from Retained Interests decreased $2,256,000 due to a change in accounting rules which required that our off-balance sheet securitizations be consolidated effective January 1, 2010. As a result, our income from Retained Interests decreased to $113,000 during the nine months ended September 30, 2010. We expect that income from Retained Interests will remain at its current level during the fourth quarter of 2010 and during 2011.
Other income consisted of the following:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Premium income	$681	$629
Servicing income	250	289
Prepayment fees	236	46
Loan related income — other	150	174
Other	65	127

	$1,382	$1,265

Premium income results from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, any premium income to be recognized is deferred for at least 90 days until any potential contingency period for having to refund the premiums has been satisfied. We anticipate that we will record approximately $29,000 in premium income during the fourth quarter of 2010.

Interest Expense
Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Structured notes payable	$1,006	$235
Junior subordinated notes	747	896
Revolver	565	513
Debentures payable	373	372
Other	351	224

	$3,042	$2,240

The weighted average cost of our funds for the nine months ended September 30, 2010 was 4.1% compared to 3.9% during the nine months ended September 30, 2009. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR.
The increase in interest expense on structured notes payable is due to the consolidation of the off-balance sheet securitizations. Beginning in September 2009, we consolidated the 2003 Joint Venture including its structured notes and their related interest expense. At September 30, 2010, the 2003 Joint Venture notes bear interest at LIBOR plus 2.5%. Effective January 1, 2010, due to a change in accounting rules, we now consolidate the structured notes of the 2000 Joint Venture and the 1998 Partnership and their related interest expense. At September 30, 2010, the 2000 Joint Venture notes bear interest at a fixed rate of 7.28% while the 1998 Partnership notes bear interest at the prime rate less 1%.
In addition to the consolidation of the structured notes payable above, effective January 1, 2010, we now record secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) loans either temporarily or permanently depending on how the loan is sold. Interest expense related to these secured borrowings is included in other interest expense above.
During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.
Other Expenses
General and administrative expense increased $282,000 during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased to $1,353,000 during the nine months ended September 30, 2010 compared to $1,380,000 during the nine months ended September 30, 2009 primarily related to a decrease in legal fees related to strategic initiatives. Expenses related to assets currently in the process of foreclosure totaled $309,000 during the nine months ended September 30, 2010 primarily related to a full service hospitality property. We foreclosed on the full service hospitality property during June 2010. The expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to court-appointed receivers. We expect to continue to incur general and administrative expenses related to problem loans until the foreclosure processes are completed; however, we are unable to estimate these expenses and these expenses may be material. Once the foreclosure processes are completed, we expect that we will incur net losses which will be included in discontinued operations related to these properties. We did not have any assets in the process of foreclosure during the nine months ended September 30, 2009.

Provision for loan losses, net, was $389,000 during the nine months ended September 30, 2010 compared to $596,000 during the nine months ended September 30, 2009. These provisions were primarily related to the prolonged economic recession and current economic environment and negative changes in the financial condition of certain borrowers and collateral valuation on certain limited service hospitality loans.
Permanent impairments on Retained Interests were $515,000 during the nine months ended September 30, 2009 resulting primarily from reductions in future expected cash flows due to decreased actual prepayments, increased losses and a reduction in idle funds interest.
Income tax benefit was $32,000 during the nine months ended September 30, 2010 compared to $104,000 during the nine months ended September 30, 2009. A deferred tax benefit of approximately $633,000 was recorded by one of our taxable REIT subsidiaries as a result of a book loss while current income tax expense of the subsidiary was approximately $456,000. The primary reason for the difference is the new accounting rules that defer gain recognition treatment on Secondary Market Loan Sales. During the nine months ended September 30, 2010, significant gains of approximately $2,046,000 were deferred for book purposes and recorded as gains for income tax purposes.
Discontinued Operations
We had a gain on the sale of real estate owned acquired through foreclosure of $76,000 during the nine months ended September 30, 2010. We recorded gains on sales of real estate of $642,000 during the nine months ended September 30, 2009 due to income recognition on previously deferred gains. Deferred gains are recorded to income as principal is received on the related loans receivable until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. Our deferred gains at September 30, 2010 total $685,000. We do not anticipate recognizing any of these gains during the fourth quarter of 2010.
Our net losses from discontinued operations were $103,000 and $166,000 during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the losses were primarily from our real estate owned during the first quarter which have subsequently been sold. In addition, we had losses from our full service hospitality property included in real estate owned. We anticipate these losses will continue until the property is sold. During the nine months ended September 30, 2009, these losses were primarily from operations of a golf course included in real estate owned.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Nine Months Ended
	September 30,
	2010	2009	Change
	(In thousands)
Cash provided by (used in) operating activities	$(18,389)	$5,301	$(23,690)
Cash provided by investing activities	$11,099	$9,131	$1,968
Cash provided by (used in) financing activities	$4,123	$(15,386)	$19,509
Due to a change in accounting rules effective January 1, 2010 which delays or eliminates sale treatment related to our Secondary Market Loan Sales, cash used to originate loans held for sale are a use of funds from operating activities while proceeds from the sale of guaranteed loans are now included in financing activities.

Operating Activities
We used cash in operating activities of $18,389,000 during the nine months ended September 30, 2010. Operating income was typically used to fund our dividends. Since operating cash flows also includes lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash provided by operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow provided by (used in) operating activities. Modified Cash is calculated by adjusting our cash provided by (used in) operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash is one of the measurements used by our Board of Trust Managers (the “Board”) in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.
The following reconciles net cash provided by (used in) operating activities to Modified Cash:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$(18,389)	$5,301
Change in operating assets and liabilities	(576)	1,409
Operating Loan Activity	23,689	(1,409)

Modified Cash	$4,724	$5,301

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the nine months ended September 30, 2010 and 2009, dividend distributions were greater than our Modified Cash by $362,000 and $2,692,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on loans receivable.
Investing Activities
During the nine months ended September 30, 2010 and 2009, the primary source of funds was principal collected on loans, net of loans funded of $10,056,000 and $8,014,000, respectively. We expect that this will continue to be our primary source of funds from investing activities during the fourth quarter of 2010. In addition, during the nine months ended September 30, 2010, we sold assets included in real estate owned and collected net cash proceeds of $2,291,000. During the nine months ended September 30, 2010, we increased our investment in our unconsolidated variable interest entity by repaying its mortgage note of approximately $1.0 million which is reflected as a use of funds.
Financing Activities
We used funds from financing activities during the nine months ended September 30, 2010 and 2009 primarily to pay dividends of $5,086,000 and $7,993,000, respectively, and for the repurchase of common shares during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we also used $9,400,000 million in funds from financing activities for repayment on our Revolver. Proceeds from Secondary Market Loans Sales during the nine months ended September 30, 2010 were $25,203,000. In addition, during the nine months ended September 30, 2010, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in May 2010 using cash on hand of one of our SBIC subsidiaries.
Sources and Uses of Funds
Liquidity Summary
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, and (3) borrowings under any available credit facilities. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term. To a lesser extent, and to the extent available to us, we may utilize proceeds from potential loan and asset sales and/or new financings.

Our Revolver was extended during September 2010 and matures on December 31, 2011. The total amount available under the Revolver is $30 million. As of September 30, 2010, we had $13.6 million outstanding under the Revolver.
Currently we cannot access debt capital through new or increased warehouse lines, new securitization issuances or new trust preferred issuances. In the event we are not able to extend or refinance our Revolver upon its maturity in December 2011 or successfully secure alternative financing, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements.
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
Sources of Funds
In general, we require liquidity to originate new loans and repay principal on our debt. Our operating revenues are typically utilized to pay our operating expenses, interest and dividends. We have been utilizing principal collections on loans receivable and borrowings under our Revolver as our primary sources of funds. In addition, historically we utilized a combination of the following sources, among others, to generate funds:
•	Secondary Market Loan Sales;
•	Issuance of SBA debentures;
•	Issuance of junior subordinated notes; and/or
•	Structured loan financings or sales (prior to 2004).
As discussed previously, these markets (with the exception of SBA debentures and Secondary Market Loan Sales) are not available to us at the present time and there can be no assurance that they will be available in the future. At our current share price, we do not intend to issue common shares to the public. Since 2004, our working capital has primarily been provided through credit facilities, the issuance of junior subordinated notes and principal payments (including prepayments) on loans receivable. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is a limited market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available to us in the future. Until this market becomes more readily available, our ability to grow is limited.
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
Our Revolver was extended and matures December 31, 2011 with a total of $30 million available. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all.
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
We have a debt-to-equity ratio of 0.7:1 at September 30, 2010. This ratio is well below that of typical specialty commercial finance companies.

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
The Revolver requires us to meet certain covenants, the most restrictive of which provides for a maximum amount of problem assets as defined in the agreement. The maximum problem assets cannot exceed 10% of beneficiaries’ equity calculated on a quarterly basis. In addition, we have (1) an asset coverage test based on our cash and cash equivalents and loans receivable as a ratio to our senior debt of 1.25 times, (2) a covenant that limits our ability to pay out returns of capital as part of our dividends and (3) a minimum equity requirement of $145 million. At September 30, 2010, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.
We requested a commitment from the SBA for $5 million of debentures during the third quarter of 2010 which would be used to fund loans within one of our SBICs to the extent necessary. We expect to be notified if this commitment was approved during the fourth quarter of 2010. We requested a commitment from the SBA for $10 million of debentures during the fourth quarter of 2010 which would be used to fund loans within another of our SBICs to the extent necessary. We expect to be notified if this commitment was approved during the fourth quarter of 2010.
Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of principal on our debt. Our outstanding commitments to fund new loans were $13.9 million at September 30, 2010, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $3.6 million related to these loans; however, the guaranteed portion of the First Western loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2010, we anticipate loan fundings will range from $35 million to $40 million. During 2011, we anticipate loan fundings will range from $50 million to $60 million. In addition, we use funds for operating deficits and holding costs of our real estate owned and properties in the process of foreclosure.
There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term. In addition, once fully funded, we anticipate the ability to sell the government guaranteed portion of our SBA 7(a) Program loans into the secondary market.
We may repurchase loans from the securitizations which have become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or we may repurchase all of the loans from a securitization once “clean-up call” options have been achieved. Currently, we have achieved “clean-up call” options on our 2003 Joint Venture and 1998 Partnership. We may be required to use restricted cash of our securitizations to repay a loan within a securitization to the structured noteholders if it is deemed “charged-off” per the transaction documents. If we choose to repurchase a loan from a securitization or repurchase all the loans from a securitization using our Revolver, the balance due on our structured notes payable would decrease and the balance due under our Revolver would increase.
During August 2010, we prepaid (without any prepayment penalty) the mortgage note of our unconsolidated subsidiary of approximately $1.0 million which would have matured in January 2011 using our Revolver.
We may pay dividends in excess of our funds from operating activities to maintain our REIT status or as approved by our Board of Trust Managers. During the nine months ended September 30, 2010, our sources of funds for our dividend distributions of approximately $5.1 million were Modified Cash of approximately $4.7 million and principal collections on our loans receivable of approximately $0.4 million.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
The following summarizes our contractual obligations at September 30, 2010:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)
Debt:
Debentures payable (2)	$8,190	$—	$4,190	$4,000	$—
Structured notes payable (3)	23,102	3,595	7,916	8,105	3,486
Secured borrowings — government guaranteed loans (3)	18,933	927	1,012	1,078	15,916
Revolver	13,600	—	13,600	—	—
Junior subordinated debt (4)	27,070	—	—	—	27,070

Interest:
Debt (5)	36,484	3,831	6,103	4,457	22,093

Other Contractual Obligations:
Severance and related benefits	143	20	123	—	—
Operating lease (6)	242	223	19	—	—

Total contractual cash obligations	$127,764	$8,596	$32,963	$17,640	$68,565

(1)
Does not include $3.0 million of cumulative preferred stock of subsidiary (valued at $900,000 on our consolidated balance sheet) which has no maturity date and related dividends (recorded as interest expense) of $90,000 annually.

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

(4)	The junior subordinated notes may be redeemed at our option, without penalty and are subordinated to PMC Commercial’s existing debt.

(5)	Calculated using the variable rate in effect at September 30, 2010. In addition, for our Revolver, assumes current balance outstanding through maturity date.

(6)	Represents future minimum lease payments under our operating lease for office space.
Our commitments at September 30, 2010 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$13,880	$13,880	$—	$—	$—

See Note 14 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.
SEASONALITY
Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies generally rise temporarily after the summer months due primarily to reductions in business travel and consumer vacations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 3 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the effect, if any, on our results of operations and financial condition.
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
It is presently anticipated that our Board will maintain the current quarterly dividend rate of $0.16 per share for our fourth quarter dividend that is typically declared in December. At the present time, the Board has not provided any guidance for anticipated dividends to be declared during 2011.
In order to meet our 2009 taxable income distribution requirements, we made an election under the Code to treat a portion of the distributions declared in 2010 as distributions of 2009’s REIT taxable income. These distributions are known as spillover dividends. Our spillover dividends are currently $1.4 million. The Board anticipates utilizing the shortfall caused by spillover dividends to allow dividends declared in 2010 to exceed our 2010 REIT taxable income.
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

The following reconciles net income to REIT taxable income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$1,207	$1,895	$3,708	$5,085
Book/tax difference on depreciation	(13)	(14)	(40)	(42)
Book/tax difference on gains related to real estate	—	(592)	387	(642)
Book/tax difference on Retained Interests, net	—	345	—	(66)
Severance payments	(5)	—	(18)	(1,429)
Book/tax difference on amortization and accretion	(25)	(244)	(76)	(201)
Loan valuation	369	85	(189)	239
Other book/tax differences, net	(49)	(23)	(164)	(81)

Subtotal	1,484	1,452	3,608	2,863

Less: TRS net loss (income), net of tax	(169)	127	124	268

REIT taxable income	$1,315	$1,579	$3,732	$3,131

Distributions declared	$1,690	$1,688	$5,067	$5,757

Weighted average common shares outstanding	10,558	10,548	10,552	10,582

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
Current conditions in the debt markets include lack of liquidity and large risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading in asset-backed securities continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and any available credit facilities.
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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Nine Months Ended	Year Ended	Nine Months Ended
Provision for loan losses	September 30, 2010	December 31, 2009	September 30, 2009
	(In thousands)
As reported (1)	$769	$1,076	$674
Annual loan losses increase by 50 basis points (2)	1,638	2,027	1,379
Annual loan losses increase by 100 basis points (2)	2,507	2,977	2,083

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.
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
At September 30, 2010, our loans are approximately 73% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $168.2 million of variable-rate loans at September 30, 2010. The estimated fair value of our variable-rate loans (approximately $163.1 million at September 30, 2010) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $63.1 million and $45.7 million of fixed-rate loans at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At September 30, 2010 and December 31, 2009, we had $168.2 million and $151.0 million of variable-rate loans, respectively, and $70.4 million and $58.4 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($97.8 million and $92.6 million at September 30, 2010 and December 31, 2009, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at September 30, 2010 and December 31, 2009, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net income by approximately $978,000 and $926,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and secured borrowings — government guaranteed loans. At September 30, 2010 and December 31, 2009, approximately $20.5 million and $10.1 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2010, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $704,000.
Our fixed-rate debt at September 30, 2010 was comprised of SBA debentures and structured notes of the 2000 Joint Venture.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2010 and December 31, 2009:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,830	$2,010	$6,360	$2,086	$6,114	$2,064	$20,464	$21,427

Variable-rate debt (LIBOR and prime based) (3) (4)	2,692	15,946	2,389	2,484	2,498	44,408	70,417	58,444

Totals	$4,522	$17,956	$8,749	$4,570	$8,612	$46,472	$90,881	$79,871

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2010 was 6.8%.

(3)
Principal payments on the structured notes and secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at September 30, 2010 was 3.4%.

	Years Ending December 31,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,975	$—	$—	$4,173	$—	$4,000	$10,148	$10,047

Variable-rate debt (LIBOR and prime rate based) (3)	24,239	1,294	1,343	1,366	1,425	28,694	58,361	45,817

Totals	$26,214	$1,294	$1,343	$5,539	$1,425	$32,694	$68,509	$55,864

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2009 was 6.2%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2009 was 3.3%.

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.2
Tenth Amendment to Credit Agreement between PMC Commercial Trust and JP Morgan Chase Bank, N.A. as Administrative Agent, dated September 20, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2010).

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

PMC Commercial Trust
Date: 11/09/10	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 11/09/10	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)