Form 10-K
period 2010-12-31
PMC COMMERCIAL TRUST /TX
filed 2011-03-16
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of common shares held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2010 as reported on the NYSE Amex, was approximately $81 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2011, the Registrant had outstanding 10,559,554 Common Shares of Beneficial Interest.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST
Form 10-K
For the Year Ended December 31, 2010

Forward-Looking Statements
This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our loans receivable and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risks identified under the caption “Item 1A. Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.
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
We generate revenue primarily from the yield and other fees earned on our investments. Our loans are predominantly (94% at December 31, 2010) to borrowers in the hospitality industry. Our operations are located in Dallas, Texas and historically have included originating, servicing and selling commercial loans. During the years ended December 31, 2010 and 2009, our total revenues were approximately $15.5 million and $16.3 million, respectively, and our net income was approximately $4.3 million and $6.8 million, respectively. See “Item 8. Financial Statements and Supplementary Data.”
We originate loans through PMC Commercial and its wholly-owned lending subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a)”). PMCIC and Western Financial are small business investment companies (“SBICs”).
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
We are focusing on the origination of SBA 7(a) program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.

Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of revenue earned will vary based on:
•	The volume of loans funded;
•	The volume of loans which prepay;
•	The timing and availability of leverage;
•	The amount of non-performing loans;
•	Recognition of premium, if any, on secondary market loan sales;
•	The interest rate and type of loans originated (whether fixed or variable); and
•	The general level of interest rates.
The majority of our loans have variable rates of interest. As a result, during periods of declining interest rates, our interest income is subject to interest rate risk. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”
Generally, in order to fund new loans, we need to borrow funds or sell loans. Since 2004, our leverage has primarily been provided through short-term credit facilities and the issuance of junior subordinated notes. Prior to that, our primary source of funds was structured loan transactions/securitizations. In structured loan transactions, we contributed loans to special purpose entities (“SPEs”) in exchange for cash and subordinate financial interests in those entities. At the current time, the market for commercial loan asset-backed securitizations is not available to us. Due to (1) the lack of a market for our type of securitization and the prospect that this market may never recover to its prior form or may return with costs or structures that we may not be able to accept and (2) limited availability of credit facilities, we continue to focus our lending activities on originating loans under the SBA 7(a) program.
RECENT ACCOUNTING CHANGES
The comparability of our financial statements was affected by two accounting rule changes, both effective January 1, 2010. The first accounting change was the consolidation of the assets and liabilities of our off-balance sheet securitization entities. Previously our interests in these entities were reflected as retained interests in transferred assets. The impact to our balance sheet was a “gross up” of approximately $20 million in assets and liabilities at January 1, 2010.
The second accounting change affected our accounting for secondary market loan sale transactions (the sale of the guaranteed portion of our SBA 7(a) loans to investors). The guaranteed portion of these loans may be sold (1) for a cash premium and a minimum 1% required servicing spread, (2) future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10%. Previously, all of these types of transactions were recorded as sales (i.e., we recorded premium income). Effective January 1, 2010, we are required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for excess spread or those sold for a cash premium and excess spread) as secured borrowings for the life of the loan. For loans sold for a cash premium and excess spread, the cash premium is amortized as a reduction to interest expense over the life of the loan. Due to this accounting change, our premium income decreased from $1,343,000 during 2009 to $709,000 during 2010 while our sales of the guaranteed portion of SBA 7(a) loans increased to $28.4 million in 2010 from $25.0 million in 2009. Premiums collected during 2010 which have been deferred due to this accounting change and are reflected as a liability on our consolidated balance sheet were $1,439,000 at December 31, 2010.
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

Limited Service Hospitality Industry
Our outstanding loans are generally collateralized by first liens on limited service hospitality properties and are typically for owner-operated facilities operating under national franchises, including, among others, Comfort Inn, Hampton Inn, Days Inn, Holiday Inn Express, Ramada and Best Western. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems and advertising, consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.
Loan Originations and Underwriting
We believe that we successfully compete in certain sectors of the commercial real estate finance market, primarily the limited service hospitality sector, due to our diligent underwriting which is benefitted by our understanding of our borrowers’ businesses and our responsive customer service.
We consider traditional underwriting criteria such as:
•	The underlying cash flow of the tenant or owner-occupant;

•	The components, value and replacement cost of the borrower’s collateral (primarily real estate);

•	The industry and competitive environment in which the borrower operates;

•	The financial strength of the guarantors;

•	Analysis of local market conditions;

•	The ease with which the collateral can be liquidated;

•	The existence of any secondary repayment sources;

•	Evaluation of the property operator; and

•	The existence of a franchise relationship.
Upon receipt of a completed loan application, our credit department conducts: (1) a detailed analysis of the potential loan, which typically includes a third-party licensed appraisal and a valuation by our credit department of the property that will collateralize the loan to ensure compliance with loan-to-value percentages, (2) a site inspection for real estate collateralized loans, (3) a review of the borrower’s business experience, (4) a review of the borrower’s credit history, and (5) an analysis of the borrower’s debt-service-coverage, debt-to-equity and other applicable ratios. We also utilize local market economic information to the extent available.
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

•	The obligor is personally liable for the loan. We typically require the principals of the borrower to personally guarantee the loan.

General information on our loans receivable, net, was as follows:

	At December 31,
	2010			2009
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$125,606	53.9%	4.2%	$132,162	67.2%	4.0%
Fixed-rate	63,263	27.1%	9.1%	45,678	23.2%	9.0%
Variable-rate — prime	44,349	19.0%	5.7%	18,802	9.6%	5.4%

Total	$233,218	100.0%	5.8%	$196,642	100.0%	5.3%

Our variable-rate loans generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.
Due to a change in accounting rules, beginning January 1, 2010, (1) we now record 100% of SBA 7(a) loans sold as loans receivable on our balance sheet versus only the portion which is retained by us and (2) we consolidated the loans receivable of our previously off-balance sheet securitizations which were primarily fixed-rate loans. Since we are primarily originating SBA 7(a) loans, our percentage of variable-rate — prime loans will continue to increase over time.
Industry Concentration
The distribution of our retained loan portfolio by industry was as follows at December 31, 2010:

	Number		% of
	of		Total
	Loans	Cost (1)	Cost
	(Dollars in thousands)
Hotels and motels	222	$220,194	93.8%
Convenience stores/service stations	16	9,265	3.9%
Services	23	1,807	0.8%
Restaurants	28	928	0.4%
Retail	8	564	0.2%
Other	20	2,109	0.9%

	317	$234,867	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

Loan Portfolio Statistics
Information on our loans receivable (“Retained Portfolio”), loans which have been sold (either to the special purpose entities or secondary market sales of SBA 7(a) program loans) and on which we had retained interests (the “Sold Loans”) and our Retained Portfolio combined with our Sold Loans (the “Aggregate Portfolio”) was as follows:

	At December 31,
	2010			2009
	Aggregate	Sold	Retained	Aggregate	Sold	Retained
	Portfolio	Loans (1)	Portfolio	Portfolio	Loans	Portfolio
	(Dollars in thousands)
Portfolio outstanding (2)	$284,451	$49,584	$234,867	$273,687	$75,440	$198,247
Weighted average interest rate	5.7%	5.6%	5.8%	5.7%	6.7%	5.3%
Average yield (3)	5.8%	5.4%	5.8%	5.9%	6.8%	5.5%
Weighted average contractual maturity in years	15.5	18.2	14.9	14.9	14.6	15.0
Doubtful loans (4)	$912	$—	$912	$3,239	$158	$3,081
Hospitality industry concentration	88.9%	66.0%	93.8%	88.4%	77.0%	92.7%
Texas concentration (5)	20.2%	23.4%	19.5%	22.6%	23.6%	22.2%

(1)	Effective January 1, 2010, based on a change in accounting rules, we now consolidate the SPEs.

(2)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

(3)	The calculation of average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average outstanding portfolio.

(4)
Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. We do not include the remaining outstanding principal of serviced loans pertaining to the government guaranteed portion of loans sold into the secondary market since the SBA has guaranteed payment of principal on these loans.

(5)	No other concentrations greater than or equal to 10% existed at December 31, 2010 or 2009.
Loans Funded
The following table is a breakdown of loans funded during the years indicated:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Commercial mortgage loans	$4,908	$2,425	$19,739	$28,416	$36,855
SBA 7(a) Program loans	33,532	28,010	10,971	2,888	8,537
SBA 504 program loans (1)	—	—	3,877	2,452	6,294

Total loans funded	$38,440	$30,435	$34,587	$33,756	$51,686

(1)	Represents second mortgages originated through the SBA 504 Program which have been repaid by certified development companies.

SBA Programs
General
We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:
•	We have an SBLC that originates loans through the SBA 7(a) program;
•	We participate as a private lender in the SBA 504 Program which allows us to originate first mortgage loans with lower loan-to-value ratios;
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
SBA 7(a) Program
Under the SBA 7(a) program, the SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements, as amended during 2010, are that: (1) gross sales of the borrower cannot exceed size standards set by the SBA (i.e., $7.0 million for limited service hospitality properties), (2) liquid assets of the borrower and affiliates cannot exceed specified limits, and (3) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $3.75 million. Maximum maturities for SBA 7(a) program loans are 25 years for real estate and between seven and 10 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”
SBA 504 Program
The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies (“CDCs”) for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained from a CDC covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least a 20% contribution of the equity in a project by our borrowers. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program are unlimited, currently the maximum amount of subordinated debt in any individual project is generally $5.0 million (or $5.5 million for certain projects). Typical project costs range in size from $1.0 million to $6.0 million. Our SBA 504 Program has been inactive since the beginning of 2008 due to our limited liquidity.
SBIC Program
We originate loans to small businesses through our SBICs. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under present SBA regulations, eligible small businesses include those that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6.0 million for the most recent two fiscal years. To the extent approved, an SBIC can issue debentures whose principal and interest is guaranteed to be paid to the debt holder in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually lower compared to alternative fixed-rate sources of funds available to us.
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

When structured loan sale transactions were completed, our ownership interests in the QSPEs were accounted for as retained interests in transferred assets (“Retained Interests”) and recorded at the present value of the estimated future cash flows to be received from the QSPE. Effective January 1, 2010, due to a change in accounting rules, we now consolidate the assets and liabilities of the QSPEs.
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
EMPLOYEES
We employed 32 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2010. We have employment agreements with our executive officers. Our operations are conducted from our Dallas, Texas office. We believe the relationship with our employees is good.
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
The SEC maintains an internet site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS
Due to the complexity of the Company, a wide range of factors could materially affect our future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition and could also impair our ability to maintain dividend distributions at current or anticipated levels.
Investment Risks — Lending Activities
Changes in economic conditions could have a continuing adverse effect on our profitability.
Turmoil in the financial markets adversely affects economic activity. This turmoil (including the effect of any perceived or actual economic recession) subjects our borrowers to financial stress which could impair their ability to satisfy their obligations to us. During periods of economic stress, delinquencies and losses may increase and losses may be substantial.
In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from limited service hospitality properties which collateralize the majority of our loans. A significant increase in gasoline prices within a short period of time could affect the limited service sector of the hospitality industry. A significant portion of the limited service hospitality loans collateralizing our loans are located on interstate highways. When gas prices sharply increase, occupancy rates for properties located on interstate highways may decrease. This may cause a reduction in revenue per available room. Any sustained increase in gasoline prices could materially and adversely affect the financial condition of our borrowers which could cause us to experience increased defaults.
Commercial mortgage loans expose us to a high degree of risk associated with investing in real estate.
The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced cyclical performance and significant fluctuations in the past that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:
•	Changes in national economic conditions;
•	Changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;
•	The extent of the impact of the disruptions in the credit markets;
•	The lack of demand for commercial real estate collateralized loans used in asset-backed securitizations which may be substantially reduced as a result of the disruptions in the credit markets;
•	Competition from other properties;
•	Changes in interest rates and the condition of the debt and equity capital markets;
•	The ongoing need for capital improvements;
•	Increases in real estate tax rates and other operating expenses (including utilities);
•	A significant increase in gasoline prices in a short period of time;
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
Historically, we have not experienced significant losses for real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not improve, we could experience an increase in credit losses. In addition, due to the recently ended economic recession and the current economic environment, we believe that in general, our borrowers’ equity in their properties has eroded and may further erode which may result in an increase in foreclosure activity and credit losses.
We have increased, and may continue to increase, specific and general loan loss reserves due to current general business and economic conditions and increased credit and liquidity risks which have had, and may continue to have, an adverse effect on our financial performance. Our loan portfolio has been adversely affected by, and may continue to be adversely affected by, adverse economic developments affecting the business sectors in which our borrowers operate, primarily the limited service hospitality industry, reductions in the value of commercial real estate generally and the reduced availability of refinancing for commercial real estate investments as they mature. There can be no assurance that the loan loss reserves we establish in any particular reporting period will be sufficient or will not increase in a subsequent reporting period.
The commercial real estate loans we originate are subject to the risks of default and foreclosure which could result in losses to us.
The commercial real estate loans we originate are collateralized by income-producing properties (primarily limited service hospitality properties) and we are subject to risks of default and foreclosure. In the event of a default under a mortgage loan, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the unpaid principal balance of the mortgage loan, which could have a material adverse effect on our cash flows from operations. If a borrower defaults on one of our commercial real estate loans and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we may suffer a loss. In addition, during the foreclosure process we may incur costs related to the protection of our collateral including unpaid real estate taxes, legal fees, insurance and operating shortfalls to the extent the property is being operated by a court-appointed receiver.
Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. An action to foreclose on a property is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process. In conjunction with the bankruptcy process, the terms of the loan agreements may be modified. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral.
Our ability to sell any properties we own as a result of foreclosure will be impacted by changes in economic and other conditions. Our ability to sell these properties and the prices we receive on their sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. If we are required to hold a property for an extended period of time or choose to operate the property, it could have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral resulting in impairment losses.

We have specific risks associated with originating loans under the SBA 7(a) program.
We sell the guaranteed portion of our SBA 7(a) loans into the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing spread. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. For a few months during late 2008 and early 2009 the secondary market for SBA 7(a) loans offered minimal loan premiums and we suspended loan sales. While premiums rebounded during 2010 there can be no assurance that premiums will remain at current levels.
Since we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. There can be no assurance that we will not experience significant deficiencies with our underwriting of SBA loans which could have a material adverse affect on us through failure of the SBA to honor a guarantee or the costs to correct any deficiencies. Although the SBA has never declined to honor its guarantees with respect to SBA loans made by our SBA 7(a) subsidiary, no assurance can be given that the SBA would not attempt to do so in the future.
Curtailment of our ability to utilize the SBA 7(a) program could adversely affect our financial condition and results of operations.
We are dependent upon the Federal government to maintain the SBA 7(a) loan program. There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels. In addition, there can be no assurance that our SBA 7(a) lending subsidiary will be able to maintain its status as a Preferred Lender or that we can maintain our SBA 7(a) license.
If we cannot continue originating and selling government guaranteed loans, we would experience a decrease in future servicing spreads and no longer generate premium income. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation that would have the effect of discontinuing or changing loan programs.
Our profitability may be impacted by the volume of SBA 7(a) loan originations.
Our net income and ability to continue to pay dividends at current or anticipated levels is dependent upon the volume of our SBA 7(a) loan originations due to the ability to sell the government guaranteed portion of these loans. In originating SBA 7(a) loans, we compete with other SBA 7(a) lenders, specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. Any unanticipated reduction in the volume of these loan originations could negatively affect us.
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
In deciding whether to extend credit or enter into transactions with potential borrowers and/or their guarantors, we rely on certain information furnished to us by or on behalf of potential borrowers and/or guarantors. We also rely on representations of potential borrowers and/or guarantors as to the accuracy and completeness of that information. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements or other information that is materially misleading.
Longer term loans and our real estate owned (“REO”) may be illiquid and their value may decrease.
Our commercial real estate loans and real estate acquired through foreclosure are relatively illiquid investments. Therefore, we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of these investments may decrease in the future and losses may result.
There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous or necessary for us to liquidate such investments.
Changes in interest rates could negatively affect lending operations, which could result in reduced earnings and dividends.
As a result of our current dependence on variable-rate loans, our interest income will be reduced during low interest rate environments. During any period that LIBOR or the prime rate decreases, interest income on our loans will decline.
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
Our net income is dependent upon the “spread” between the rate at which we borrow funds and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.
At the present time, we are primarily originating variable-rate loans and have certain debt which is long-term and at fixed interest rates. If the yield on loans originated with funds obtained from fixed-rate borrowings fails to cover the cost of such funds, our cash flow will be reduced.
Competition might prevent us from originating loans at favorable yields, which would harm our results of operations and our ability to continue paying dividends at current or anticipated levels.
Our net income depends on our ability to originate loans at favorable spreads, over our cost of funds. In originating loans, we compete with other SBA 7(a) lenders, specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our cost of funds, which would harm our results of operations and consequently, our ability to continue paying dividends at current or anticipated levels.

Our operating results will depend, in part, on the effectiveness of our marketing programs.
In general, due to the highly competitive nature of our business, we must execute efficient and effective promotional and marketing programs. We may, from time to time, change our marketing strategies, including the timing or nature of promotional programs. The effectiveness of our marketing and promotion practices is important to our ability to locate potential borrowers and retain existing borrowers. If our marketing programs are not successful, our results of operations and financial condition may be adversely affected.
Liquidity and Capital Resources Risks
In general, in order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.
If an event of default occurs under our revolving credit facility (“Revolver”), the lender is permitted to accelerate repayment of the outstanding obligation.
The occurrence of an event of default permits the lender under our Revolver to accelerate repayment of all amounts due, to terminate commitments thereunder, and allows the mortgage loan collateral held as security for the Revolver to be liquidated by the lender to satisfy any balance outstanding and due pursuant to the Revolver.
The existence of an event of default restricts us from borrowing under our Revolver and from declaring dividends or other cash distributions to our shareholders. There can be no assurance that an event of default will not occur.
Our operating results could be negatively impacted by our inability to access certain financial markets.
We rely upon access to capital markets as a source of liquidity to satisfy our working capital needs, grow our business and invest in loans. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate. Prolonged recent recessionary conditions, continued distress in the limited service hospitality industry and increased loan losses could further limit access to these markets and may restrict us from continuing our current business strategy or implementing new business strategies.
Our operating results could be negatively impacted by our inability to extend the maturity of, or replace, our Revolver on acceptable terms, if at all.
If we are unable to replace or extend our Revolver upon its maturity (December 31, 2011) or if the terms of the extension were cost prohibitive, we could be required to repay the outstanding balance which would become immediately due or may choose to accept terms which are significantly less favorable in terms of costs or restrictions than the current terms of our facility. Our investments are predominantly long-term; therefore, if the Revolver matures without an extension or replacement, we could be forced to liquidate or otherwise dispose of assets at a time we would not ordinarily do so and/or at prices which we may not believe are reasonable. In addition, if the Revolver is not extended or replaced, we would need an additional source of funds to originate loans and grow. Our results of operations, prospects and financial condition could be negatively impacted if the Revolver is not extended or is extended with a significant increase in rate, fees or restrictions.
Turmoil in financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations or investments.
To the extent credit and equity markets continue to experience significant disruption, many businesses will be unable to obtain financing on acceptable terms, if at all. In addition, when equity markets experience rapid and wide fluctuations in value, credit availability could diminish or disappear. During periods of credit and equity market disruptions, our cost of borrowing may increase and it may be more difficult or impossible to obtain financing on acceptable terms.
The market demand for structured loan transactions may not return to previous levels which would negatively affect our earnings and the potential for growth.
Continued unavailability of the asset-backed securities market to us has had, and could continue to have, an adverse effect on our financial condition and results of operations. Our long-term ability to grow may depend on our ability to sell asset-backed securities through structured loan transactions. In the current economic market, the availability of funds has been diminished and/or has become non-existent or the “spread” charged for funds has increased. In addition, political or geopolitical events could impact the availability and cost of capital.

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
Currently, a market for our type of securitization does not exist. Continued unavailability or an increased cost of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available or available at acceptable “spreads” to fund future loan originations.
The market demand for secondary market sales may decline or be temporarily suspended.
The market for the sale of the government guaranteed portion of SBA 7(a) loans may diminish and/or the premiums, if any, achieved on selling loans into that market may be reduced which could have a material adverse effect on our ability to create availability under our Revolver and originate new loans. This market dislocation could be a result of decreased investor demand for asset-backed securities in general or loans to a particular industry and/or increased investor yield requirements.
Continuation of the unprecedented market volatility may have an impact on our access to capital markets.
The capital and credit markets have experienced volatility and disruption. The volatility and disruption reached unprecedented levels during 2008 including decreased liquidity to acquire the government guaranteed portion of loans which are typically sold into the secondary market. In addition, the capital markets tightened credit availability to companies without regard to their underlying financial strength. If recent levels of market disruption and volatility were to continue or deteoriorate, we may experience an adverse effect, which may be material, on our ability to access capital markets and on our financial condition and results of operations.
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
Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2010, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2010, 19.5% of our Retained Portfolio of loans and 20% of our Aggregate Portfolio of loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our Retained Portfolio or Aggregate Portfolio at December 31, 2010. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.
We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing greater than 5% of our loans receivable (approximately 6%) at December 31, 2010. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.
We are subject to prepayment risk on our loans receivable which could result in losses or reduced earnings and negatively affect our cash available for distribution to shareholders.
We experience prepayments on our loans receivable. Assuming capital availability, during decreasing interest rate environments and when competition is greater, prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. For prepayments on variable-rate loans, if the spread we charge over LIBOR or the prime rate were to decrease, the lower interest rates we would receive on these new loans receivable would have an adverse effect on our results of operations and, depending upon the rate of future prepayments, may further impact our results of operations.
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
Our future business and financial performance may depend, in part, on our ability to grow through successfully integrating new investments. We may incur significant costs in the evaluation of new investment opportunities. Successfully integrating new investments puts pressure on our marketing and management resources and we may fail to invest sufficient funds to make it successful. If we are not successful in the integration of new investments, our results of operations could be materially adversely affected, our revenues could decrease and our profitability could decline.
Operating Risks
The occurrence of further adverse developments in the mortgage finance and credit markets may affect our business.
The mortgage industry is under enormous pressure due to numerous economic and industry related factors. Many companies operating in the mortgage sector have failed and others are facing serious operating and financial challenges. At the same time, many mortgage securities have been downgraded and delinquencies and credit performance of mortgage loans have deteriorated. We face significant challenges due to these adverse conditions in pricing and financing our mortgage assets. There can be no assurance that these conditions will stabilize or that they will not worsen. These adverse changes in the mortgage finance and credit markets may eliminate or reduce the availability of, or increase the cost of, significant sources of funding for us.

Economic slowdowns, negative political events and changes in the competitive environment have affected and could adversely affect future operating results.
Several factors impact the hospitality industry. Many of the businesses to which we have made, or will make, loans are susceptible to economic slowdowns or recessions. Generally, during economic downturns there may be reductions in business travel and consumers take fewer vacations. In addition, the environment for travel can be significantly affected by a variety of factors including adverse weather conditions or natural disasters, health concerns, international, political or military developments and terrorist attacks. If revenue for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase. Bankruptcies, recessions, or other political or geopolitical events could continue to negatively affect our borrowers. Our non-performing assets may increase during these periods. These conditions could lead to additional losses in our portfolio and a decrease in our interest income, net income and the value of our assets.
We believe the risks associated with our operations are more severe during periods of economic slowdown or recession. Declining real estate values may further reduce the level of new mortgage loan originations, since borrowers often use existing property value increases to support investment in additional properties.
Borrowers may also be less able to meet their debt service, property tax, insurance and/or franchise fee requirements if the commercial real estate market does not rebound. Furthermore, declining commercial real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our exposure. Increased payment defaults, foreclosures and/or losses could adversely affect our results of operations, financial condition, liquidity, business prospects and our ability to make dividend distributions.
Many of our competitors have greater financial and managerial resources than us and are able to provide services that we are not able to provide (i.e., depository services). As a result of these competitors’ size and diversified income resources, they may be better able to withstand the impact of economic downturns.
There may be significant fluctuations in our quarterly results which may adversely affect our share price.
Our quarterly operating results fluctuate based on a number of factors, including, among others:
•	Interest rate changes;
•	Expenses related to REO or assets currently in the foreclosure process;
•	The amount of non-performing loans;

•	The volume and timing of loan originations and prepayments of our loans receivable;

•	Recognition of premium, if any, on secondary market loan sales;

•	The recognition of gains or losses on investments;

•	The level of competition in our markets; and

•	General economic conditions, especially those which affect the hospitality industry.
As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.
Establishing loan loss reserves entails significant judgment and may materially impact our results of operations.
We evaluate our loans for possible impairment on a quarterly basis. Our impairment analysis includes general and specific loan loss reserves. The determination of whether significant doubt exists and whether a specific loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Our evaluation of the possible establishment of a specific loan loss reserve is based on, among other things, a review of our historical loss experience, the financial strength of any guarantors, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan appears impaired, the estimated fair value of the collateral. The estimated fair value of the collateral is determined by management based on the appraised value, tax assessed value and/or cash flows. Additionally, further changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of additional loan loss reserves and the effect to our results of operations may be material. If our judgments underlying the establishment of our loan loss reserves are not correct, our results of operations may be materially impacted.
At December 31, 2010 and 2009, we had loan loss reserves of $1,609,000 and $1,257,000, respectively, including general loan loss reserves of $1,100,000 and $650,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding SBA 7(a) loans receivable, subject to secured borrowings) was 0.46% and 0.57% during 2010 and 2009, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

If we lower our dividend, the market value of our common shares may decline.
The level of our dividend is established by our Board of Trust Managers from time to time based on a variety of factors, including market conditions, actual and projected cash flows and REIT taxable income and maintenance of REIT status. Various factors could cause our Board of Trust Managers to decrease our dividend level, including continued credit market dislocations, terms of our Revolver covenants, additional borrower defaults resulting in a material reduction in our cash flows or material losses resulting from loan liquidations. If we lower our dividend, the market value of our common shares could be adversely affected.
We have risk and substantial expenses associated with holding and/or operating our REO.
Our REO is subject to a variety of risks including, but not limited to:
•	We are dependent upon third-party managers to operate and manage our REO. As a REIT, PMC Commercial or its subsidiaries cannot directly operate hospitality properties;

•	Our REO may be operated at a loss and such losses may be substantial;
•	Our insurance coverage may not be sufficient to fully insure our businesses and assets from claims and/or liabilities, including environmental liabilities;
•	We may be required to make significant capital improvements to maintain our REO;
•
In conjunction with the operations of our REO, we are subject to numerous Federal and state laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons; and

•
Under various laws and regulations, we may be considered liable for the costs of remediating or removing hazardous substances found on our property, regardless of whether we were responsible for its presence.

The ultimate costs may be material to our financial condition or results of operations.
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
At any time, U.S. Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect our financial condition or results of operations. The tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% has been reduced through 2012. This reduced maximum tax rate generally does not apply to ordinary REIT dividends, which continue to be subject to tax at the higher tax rates applicable to ordinary income (a maximum rate of 35%). However, the 15% maximum tax rate does apply to certain REIT distributions. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and may adversely affect the market price of our common shares.

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
Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, as of December 31, 2010, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2010. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.
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
Item 4. RESERVED

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are currently traded on the NYSE Amex under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE Amex and the regular dividends per share declared by us for each such period.

			Regular
			Dividends Per
Quarter Ended	High	Low	Share
December 31, 2010	$8.95	$8.10	$0.160
September 30, 2010	$9.19	$7.50	$0.160
June 30, 2010	$8.91	$7.25	$0.160
March 31, 2010	$8.00	$7.00	$0.160

December 31, 2009	$8.00	$7.02	$0.160
September 30, 2009	$7.70	$6.20	$0.160
June 30, 2009	$8.45	$5.35	$0.160
March 31, 2009	$8.46	$4.21	$0.225
On March 3, 2011, there were approximately 785 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on March 3, 2011 was $8.95.
Our shareholders are entitled to receive dividends when and as declared by our Board of Trust Managers (the “Board”). In determining dividend policy, our Board considers many factors including, but not limited to, actual and projected cash flows available for dividend distribution, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income or earnings expectations.
Our Board maintained our quarterly dividend at $0.16 per share for the first quarter dividend to be paid in April 2011. We anticipate that the Board will adjust the dividend as needed, on a quarterly basis, thereafter.
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
The line graph below compares the percentage change in the cumulative total shareholder return on our common shares of beneficial interest with the cumulative total return of the Russell 2000 and our Peer Group which consists of all publicly traded mortgage REITs, mortgage-backed security REITs and specialty finance REITs listed on the NYSE, NYSE Amex and the NASDAQ on which coverage is provided by SNL Financial LP for the period from December 31, 2005 through December 31, 2010 assuming an investment of $100 on December 31, 2005 and the reinvestment of dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

	December 31,
Index	2005	2006	2007	2008	2009	2010
PMC Commercial Trust	100.00	133.92	105.12	83.16	93.54	114.01
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
PMC Commercial Trust Peer Group	100.00	142.35	114.28	75.09	95.35	118.59
Source: SNL Financial LC

Item 6. SELECTED FINANCIAL DATA
The following is a summary of our Selected Financial Data as of and for the five years in the period ended December 31, 2010. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share information)

Total revenues (1)	$15,463	$16,267	$23,117	$27,295	$28,973
Total expenses (1)	$10,752	$10,377	$13,776	$14,717	$15,355
Income from continuing operations (1)	$4,842	$6,057	$9,022	$12,094	$13,532
Discontinued operations (2)	$(545)	$704	$784	$1,041	$2,152
Net income	$4,297	$6,761	$9,806	$13,135	$15,684

Basic weighted average common shares outstanding	10,554	10,573	10,767	10,760	10,748
Basic and diluted earnings per common share:
Income from continuing operations	$0.46	$0.57	$0.84	$1.12	$1.26
Net income	$0.41	$0.64	$0.91	$1.22	$1.46
Dividends declared, common	$6,756	$7,445	$10,908	$12,915	$13,975
Dividends per common share	$0.64	$0.705	$1.015	$1.20	$1.30

	At December 31,
	2010 (4)	2009	2008	2007	2006
	(In thousands)
Loans receivable, net (3)	$233,218	$196,642	$179,807	$165,969	$169,181
Retained Interests	$1,010	$12,527	$33,248	$48,616	$55,724
Total assets	$252,127	$228,243	$227,524	$231,420	$240,404
Debt	$92,969	$68,509	$61,814	$62,953	$68,509

(1)	The decrease in total revenues and income from continuing operations is primarily due to declines in LIBOR. At December 31, 2010, 54% of our loans were based on LIBOR.

(2)	We foreclosed on the underlying collateral of three hospitality properties during 2010 which are generating significant losses. We are currently marketing to sell these properties.

(3)	Our loans receivable increased during 2009 primarily due to the consolidation of several previously off-balance sheet securitizations which reached their “clean-up” call option.

(4)
Effective January 1, 2010, due to a change in accounting rules, we now consolidate the assets and liabilities of the QSPEs. In addition, effective January 1, 2010, due to a change in accounting rules, we are now required to permanently treat proceeds received from legally sold portions of loans pursuant to Secondary Market Loan Sales (those sold for excess spread or those sold for a 10% cash premium and excess spread) as secured borrowings for the life of the loan.

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
Business Overview
We are primarily a commercial mortgage lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our outstanding loans are predominantly (94% at December 31, 2010) to borrowers in the hospitality industry.
We are organized as a REIT. Our loan underwriting is consistent and, among other things, typically requires (1) significant equity investments by the borrower in the property, (2) personal guarantees from the borrower, (3) operating experience by the borrower and (4) evidence of adequate repayment ability. We do not originate any “higher-risk” loans such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans or loans with initial teaser rates. We also do not originate any residential loans.
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
As a result of the continued economic uncertainty for commercial mortgage lenders, we are focusing our origination efforts on SBA 7(a) loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.
EXECUTIVE SUMMARY
General
We are a commercial finance company that specializes in lending to the limited service hospitality industry. In general, both the commercial finance and hospitality industries experienced turbulence during 2009 and 2010. We believe the economic environment is complicated and risky and will continue to present challenges to us and our industry.
We believe that our commercial lending business has strong long-term fundamentals. However, due to these economic conditions, we have experienced the following:
•	Loan origination limitations due to availability of liquidity;

•	Reduced operating margins due to lack of economies of scale;

•	Limited access to capital, and if such capital is available, at increased costs;

•	An increase in non-accrual loans;

•	An increase in REO and foreclosure proceedings;

•	An increase in the holding period related to REO with a corresponding increase in expenses related to these assets;

•	An increase in loan loss reserves and asset impairments;

•	An inability to engage in structured loan transactions; and

•	Reduced cash available for distribution to shareholders, particularly as our portfolio yield was reduced by lower variable interest rates, scheduled maturities, prepayments and non-performing loans.

We seek to position ourselves to be able to take advantage of opportunities once market conditions improve and to maximize shareholder value over time. To do this, we will continue to focus on:
•	Paying dividends to our shareholders;

•	Originating quality assets and earning interest and fees;

•	Enhancing cash flows from our investment portfolio;

•	Increasing our volume of SBA 7(a) loan originations;

•	Repositioning and marketing of non-performing assets;

•	Exploring alternative financing sources; and

•	Exploring alternative strategic activities.
We believe that these are the appropriate steps to position us for long-term growth.
General Economic Environment
Commercial Real Estate and Lodging Industry
Economic conditions have subjected many of our borrowers to financial stress/distress. The operations of the limited service hospitality properties collateralizing our loans were negatively impacted by the recent recessionary economic environment. As a result, we are experiencing a significant number of issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals, lack of cash flow for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises, deterioration of the physical property (our collateral), and declining property values. As such, our litigation and foreclosure activity and related costs have increased.
There has been an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase is due in part to credit market turmoil and declining property cash flows and property values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our REO and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, our holding periods for our REO have increased.
Historically, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience an increase in credit losses. In addition, due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. As a result, we increased both our general and specific loan loss reserves. Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
Liquidity
At this time, we are uncertain as to how long the lack of long-term liquidity will remain and what shape the economy will take in the future. As a result of the prolonged downturn in real estate markets, the availability of capital for providers of real estate financing was severely restricted. As a result, capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. These challenges continue to impact our ability to fully utilize our lending platform and have reduced yields on our assets as interest rates declined and remained at low levels.
Banks and other lending institutions have tightened lending standards and restricted credit to long-term real estate lenders as they rebuilt their capital bases. The structured credit markets, including the asset-backed securities (“ABS”) markets, were severely curtailed. While delinquencies in the commercial real estate markets remained low during 2008, the lack of liquidity in ABS, commercial mortgage-backed securities (“CMBS”) and other commercial mortgage markets negatively impacted commercial real estate sales and financing activity during 2009 and 2010. While we believe these conditions are temporary and the commercial real estate market fundamentals will return over the long-term, we are unable to predict how long these conditions will continue and what long-term impact this will have on the market.

A major part of our business plan was to originate loans and then sell those loans through privately-placed structured loan transactions while retaining residual interests in the loans sold by retaining a subordinate financial interest. This was successful and allowed us to grow our portfolio of serviced loans to approximately $500 million during 2004. While we believe that a portion of our retained portfolio of loans could be used as collateral for a securitization, a market for our type of securitization may not be available at terms which are acceptable to us in the future.
We currently are targeting 2011 SBA 7(a) loan origination volume of between $40 million and $50 million. We anticipate net funding needs for these originations to be between $8 million and $11 million during 2011 after sale of the guaranteed portion of the loans. Our current credit facility is anticipated to be sufficient to allow us to fund our anticipated loan originations.
Lodging Industry Trends
The lodging industry experienced declining demand over the past few years. With the onset of the recession, all forms of travel accommodations experienced revenue decreases as consumer spending dropped and revenue per available room (“RevPAR”) reduced by 13.7% during the three year period ended December 31, 2010 according to statistics compiled by Smith Travel Research (“STR”). Part of the reduction in RevPAR was caused by an increase in hotel room supply during that period.
Lodging demand in the United States generally appears to correlate to changes in U.S. GDP. The hospitality industry including the limited service hospitality segment experienced reduced RevPAR, occupancy and average daily room rates (“ADRs”). Leading lodging industry analysts, including PricewaterhouseCoopers LLP, have noted the following:
•	Economic growth is expected to slowly accelerate during 2011;

•	Occupancy levels and average daily room rates are expected to increase during 2011 due to increasing demand; and

•	RevPAR is expected to increase during 2011.
We are hopeful that the expectation of economic growth, due primarily to an anticipated increase in consumer spending and an anticipated sharp increase in business spending, will benefit the recovery of the hospitality industry. Researchers from STR anticipate that the current economic recovery and suppressed construction activity for new hotels will support a 7.4% increase in RevPAR during 2011.
While occupancy levels, average daily room rates and RevPAR are expected to increase during 2011; they are not expected to reach levels attained during 2007.
Strategic Alternatives
The current credit and capital market environment remains unstable for commercial real estate lenders. While we continue to explore and evaluate strategic opportunities, our primary focus is on maximizing the value of our current investment portfolio and business strategy and exploring opportunities for alternative liquidity sources.
SBA 7(a) Program and Regulatory Environment
We continue to focus on the origination of SBA 7(a) loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.
Commencing in February 2009, legislative provisions were passed which provided the SBA with temporary funding to eliminate fees on SBA 7(a) loans and provided increased SBA guarantee percentages on SBA 7(a) loans for up to 90% on certain loans. In addition, legislation was passed in September 2010 that contained provisions to allow the SBA to support larger loans and provide more financing options to a larger segment of small businesses including permanently increasing the 7(a) loan limit from $2 million to $5 million.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), passed in July 2010, provides new regulations and oversight of the financial services industry. While all provisions of the Act have not been finalized for implementation, we do not believe the Act will have a material impact on us.

Secondary Market Loan Sales
General
During 2010, we sold $28.4 million of the guaranteed portion of SBA 7(a) Program loans. Loans were sold for (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan, (2) future servicing spreads averaging 438 basis points (including the 100 basis points required to be retained) and no cash premiums, or (3) future servicing spreads averaging 168 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales”). As a result of the new accounting rules regarding sale treatment for selling the guaranteed portion of our SBA 7(a) loans, during 2010, no gain was recognized at the time of sale for any of these loans.
Even though recognition of premium income is deferred as a result, management believes the best economic opportunity was to forego the up-front cash premiums in lieu of significant future servicing spread or to sell the loan for an up-front cash premium and lesser future servicing spread (than if the loan was sold solely for future servicing spread). On these loan sales, we receive a spread between the interest rate due to us from our borrowers and the rate payable to the purchasers of the guaranteed portions of the loans.
Cash Premium Loan Sales
For the 2010 loan sales where we received cash premiums and the minimum servicing spread of 1%, sale treatment will occur after all contingencies have been satisfied which should occur 90 to 120 days after the proceeds were received. We recorded $709,000 in gains on sale during 2010 relating to these loans sales (reflected as premium income included in other income in our consolidated income statements). Once gains are recorded, there is no significant difference between the old and new accounting rules for these sales. During February 2011, the SBA rescinded the contingency period; therefore, there will be no deferral of gain recognition on these sales after that date.
Servicing Spread Loan Sales
For tax purposes, since all Secondary Market Loan Sales are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until January 1, 2010. Consequently, for tax purposes, we had gains of $681,000 during 2010 related to sales of loans solely for excess spread but will not recognize any gains for book purposes. Instead, we will record book income as we receive the average 438 basis point spread as we service the sold portion of the loan. There can be no assurance that the loans will remain outstanding until maturity. However, management believes that the discounted present value of the future servicing spreads will be greater than the cash premiums we would have received since we expect the income received on the sold portion over the life of the loans (and the future incremental cash flows) to exceed the foregone cash premiums.
Hybrid Loan Sales
For tax purposes, we had gains of $1,758,000 during 2010 related to hybrid loan sales but will not recognize gain for book purposes. For book purposes, the cash premium is amortized as a reduction of interest expense over the life of the loan using the interest method. We record income as we receive the average 168 basis point excess spread as we service the sold portion of the loan. Management believes that the discounted present value of the future servicing spreads will be greater than the foregone cash premiums we would have received since we expect the income received on the sold portion over the life of the loans (and the future incremental cash flows) to exceed the foregone cash premiums.

In summary, our Secondary Market Loan Sales were as follows during 2010:

	Principal	Premium	Gain Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$7,736,000	$758,000	$709,000	$817,000
Servicing spread	6,188,000	—	—	681,000
Hybrid	14,521,000	1,452,000	—	1,758,000

	$28,445,000	$2,210,000	$709,000	$3,256,000

The following highlights the difference between selling a loan for cash premium versus selling a loan for future excess spread versus selling a loan for a cash premium and future excess spread:

	Cash	Servicing
	Premium	Spread	Hybrid

Loan amount	$1,000,000	$1,000,000	$1,000,000
Guaranteed portion of total loan	90.00%	90.00%	90.00%
Guaranteed loan amount	$900,000	$900,000	$900,000
Rate paid by borrower	6.00%	6.00%	6.00%
Rate paid to purchaser	5.00%	1.75%	4.50%
Total spread on sold portion of loan	1.00%	4.25%	1.50%
Premium percentage	11.00%	—	10.00%
Proceeds from sale	$999,000	$900,000	$990,000
Premium received	$99,000	$—	$90,000
Future servicing spread:
Estimated cash flow — Year 1	$8,900	$37,900	$13,400
Estimated cash flow — Initial 5 years	$42,900	$182,300	$64,300
Total cash from sale at the end of 5 years (1)	$1,041,900	$1,081,900	$1,054,300

(1)	Does not include the cash flow from the retained portion of the loan.
LOAN PORTFOLIO INFORMATION AND STATISTICS
General
Loans funded during 2010 and 2009 were $38.4 million and $30.4 million, respectively. Depending on liquidity, we anticipate loan fundings to be between $40 million and $50 million during 2011. At December 31, 2010 and 2009, our outstanding commitments to fund new loans were $16.5 million and $20.7 million, respectively. The majority of our commitments are for variable-rate SBA 7(a) loans which provide an interest rate match with our present sources of funds and these loans also provide an SBA guarantee for 75% to 90% of the loan amount.
We continue to actively monitor and manage our potential problem loans. In certain instances, where it is likely to maximize our return, we will consider restructuring loans. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience reductions in net investment income and cash flow. Bank and CMBS financing became less available as a source of refinancing for our borrowers, which slowed the pace of prepayments by our borrowers and also created new lending opportunities for us. Liquidity for commercial properties including hospitality properties remains limited since banks are hesitant to lend and the securitization market for commercial real estate assets has been limited.
Loan Activity
In addition to our Retained Portfolio of $234.9 million at December 31, 2010, we service $49.5 million of aggregate principal balance remaining on Secondary Market Loan Sales. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions were consolidated and included in our Retained Portfolio. Since we retain a residual interest in the cash flows from our sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our Retained Portfolio and our Aggregate Portfolio.

Information on our Aggregate Portfolio, including prepayment trends, was as follows:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Aggregate Portfolio (1)	$284,451	$273,687	$275,530	$326,368	$397,567

Loans funded	$38,440	$30,435	$34,587	$33,756	$51,686

Prepayments (2)	$10,830	$12,795	$68,556	$84,137	$91,710

% Prepayments (3)	4.0%	4.6%	21.0%	21.2%	20.5%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Does not include balloon maturities of SBA 504 program loans.

(3)	Represents prepayments as a percentage of our Aggregate Portfolio outstanding as of the beginning of the applicable year.
Market Interest Rates
The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). The interest rate yield curve combined with increased competition caused margin compression (i.e., the margins we receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed). The margin compression lowers our profitability and may have an impact on our ability to maintain our dividend at the current or anticipated amounts.
On our variable-rate loans, we charge a spread over a base rate, either LIBOR or the prime rate which is set on the first day of each quarter. For the first quarter of 2011, the LIBOR and prime rates are 0.30% and 3.25%, respectively. Historically, the base rates were as follows:

	2010	2009	2008
LIBOR
First Quarter	0.25%	1.44%	4.73%
Second Quarter	0.29%	1.21%	2.70%
Third Quarter	0.53%	0.60%	2.79%
Fourth Quarter	0.29%	0.29%	3.88%
Average	0.34%	0.88%	3.53%

Prime Rate
First Quarter	3.25%	3.25%	7.25%
Second Quarter	3.25%	3.25%	5.25%
Third Quarter	3.25%	3.25%	5.00%
Fourth Quarter	3.25%	3.25%	5.00%
Average	3.25%	3.25%	5.63%
Most of our retained loans ($170.0 million) and our debt ($73.1 million) are based on LIBOR or the prime rate. On the net difference of $96.9 million between our variable-rate loans and debt, interest rate changes will have an impact on our future earnings.

Retained Loan Portfolio Rollforwards
The following table summarizes our loan activity for the five-year period ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans receivable, net — beginning of year	$196,642	$179,807	$165,969	$169,181	$157,574
Loans originated (1)	69,701	62,998	55,950	44,419	71,530
Principal reductions (1)	(28,691)	(39,636)	(42,026)	(42,615)	(55,955)
Loans transferred to REO (2)	(4,040)	(4,948)	—	(4,917)	(3,730)
Other adjustments (3)	(394)	(1,579)	(86)	(99)	(238)

Loans receivable, net — end of year	$233,218	$196,642	$179,807	$165,969	$169,181

(1)	See detailed information below.

(2)	Loans on which the collateral was foreclosed upon and the assets were subsequently classified as REO.

(3)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans originated and principal reductions for the five-year period ended December 31, 2010 was as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$4,908	$2,425	$19,739	$28,416	$36,855
SBA 7(a) Program loans	33,532	28,010	10,971	2,888	8,537
SBA 504 program loans (1)	—	—	3,877	2,452	6,294

Total loans funded	38,440	30,435	34,587	33,756	51,686

Non-cash Loan Originations:
2003 Joint Venture (2)	—	19,993	—	—	—
2002 Joint Venture (3)	—	12,570	—	—	—
2001 Joint Venture (3)	—	—	13,760	—	—
2000 Joint Venture (4)	22,912	—	—	—	—
1999 Partnership (3)	—	—	7,603	—	—
1998 Partnership (4)	5,024	—	—	—	—
Loans originated to facilitate the sales of REO and hotel properties	3,325	—	—	10,663	19,844

Total loans originated	$69,701	$62,998	$55,950	$44,419	$71,530

Principal Reductions (5):
Prepayments	$9,716	$5,600	$27,938	$26,549	$40,686
Proceeds from the sale of SBA 7(a) guaranteed loans	7,692	24,996	4,059	1,971	6,373
Scheduled principal payments	11,283	9,040	5,330	6,010	6,554
Balloon maturities of SBA 504 program loans	—	—	4,699	8,085	2,342

Total principal reductions	$28,691	$39,636	$42,026	$42,615	$55,955

(1)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.

(2)	We attained, but did not exercise, our “clean-up call” provisions resulting in loans which were previously off-balance sheet being included in our Retained Portfolio.

(3)	We exercised our “clean-up call” provisions resulting in loans which were previously off-balance sheet being included in our Retained Portfolio.

(4)	Due to a change in accounting rules effective January 1, 2010, the 2000 Joint Venture and the 1998 Partnership were consolidated and included in our Retained Portfolio.

(5)	Does not include principal reductions for loans transferred to REO.
Prepayment Activity
The timing and volume of our prepayment activity for both our variable and fixed-rate loans fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);

•	The current and anticipated interest rate environment;

•	The market value of, and ability to sell, limited service hospitality properties; and

•	The amount of the prepayment fee and the length of prepayment prohibition, if any.
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

PORTFOLIO QUALITY
At December 31, 2010 and 2009, we had loan loss reserves of $1,609,000 and $1,257,000, respectively, including general loan loss reserves of $1,100,000 and $650,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) was 0.46% and 0.57% during 2010 and 2009, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
During the five-year period ended December 31, 2010, our aggregate provision for loan losses, net, was $2.3 million or 25 basis points per year based on the five-year average of our loans receivable, excluding SBA 7(a) loans receivable, subject to secured borrowings. Our total loan loss reserves and general loan loss reserves as a percentage of our outstanding portfolio, excluding SBA 7(a) loans receivable, subject to secured borrowings, were 73 basis points and 50 basis points, respectively, at December 31, 2010.
The following table represents an aging of our loans receivable at December 31, 2010. This table does not include our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal.

			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$196,539	91.6%	$178,592	91.2%	$17,947	96.1%
Between 30 and 59 days delinquent	4,877	2.3%	4,664	2.4%	213	1.1%
Between 60 and 89 days delinquent	5,576	2.6%	5,253	2.7%	323	1.7%
Over 89 days delinquent (2)	7,549	3.5%	7,359	3.8%	190	1.0%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

(1)
Includes $9.0 million of loans which are current under agreements which provide for interest only payments during a short period of time (not more than six months remaining) in exchange for additional collateral. Of this, $7.2 million relates to an affiliated group of obligors representing approximately 6% of our loans receivable at December 31, 2010.

(2)
Includes $6.3 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings. In addition, the collateral underlying $1.1 million of loans included in the over 89 days delinquent category are in the foreclosure process.

The year of origination for our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) were as follows:

			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$36,405	17.0%	$35,057	17.9%	$1,348	7.2%
2000 to 2004	56,497	26.3%	53,739	27.4%	2,758	14.8%
2005 to 2007	79,118	36.9%	77,773	39.7%	1,345	7.2%
2008 to 2010	42,521	19.8%	29,299	15.0%	13,222	70.8%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

We consider loan origination dates to be a credit quality indicator of our portfolio. Loans originated from 1991 to 1999 are heavily seasoned; thus typically representing a smaller risk in terms of loss upon liquidation due to paydowns of principal. For loans originated during 2005 to 2007, the businesses collateralizing these loans (within a short period of time following closing of the loans) were subject to extreme conditions including a recession and resulting decrease in property values and performance. Industry performance, while improving, has not yet reached pre-recession levels. The majority of our loan receivable which were over 89 days delinquent at December 31, 2010 were originated from 2005 to 2007.
Our policy with respect to loans which are in arrears as to interest payments for a period of 60 days or more is generally to discontinue the accrual of interest income. To the extent collection of a loan becomes unlikely, we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.
Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	December 31,
	2010						2009
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%	Amount	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%	$177,130	89.3%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%	17,593	8.9%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%	443	0.2%
Doubtful	912	0.4%	647	0.3%	265	1.4%	3,081	1.6%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%	$198,247	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations.
Our foreclosure activity has increased. In January 2010, we sold an asset acquired through foreclosure for gross cash proceeds of $2,500,000 and recorded a gain of $76,000. In March 2010, we sold an asset acquired through foreclosure for $2,275,000 and financed the sale. During May 2010, we acquired an asset through deed in lieu of foreclosure, sold it for $1,125,000 and financed $1,050,000 of the sales price. No gains or losses were recorded on these transactions.
During June 2010, the 2003 Joint Venture acquired a full service hospitality property through foreclosure. At December 31, 2010, the estimated fair value of the property, as reduced for costs of selling, was estimated to be $1.0 million. During October 2010, our SBA 7(a) subsidiary acquired two limited service hospitality properties through foreclosure. We are currently marketing to sell these three properties and anticipate that we will operate the properties through a third-party management company until they can be sold.

We are currently in the process of foreclosure proceedings on several properties collateralizing our loans. Historically, subsequent to commencement of the foreclosure process, many borrowers brought their loans current; thus, we stopped the foreclosure process. However, in general, we believe that our borrowers’ equity in their properties has eroded and may further erode which may result in an increase in foreclosure activity and credit losses. Borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process. In conjunction with the bankruptcy process, the terms of the loan agreement may be modified. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the current market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans.
Properties being foreclosed upon typically have deteriorated both physically (requiring certain repairs and maintenance and discretionary capital spending) and in its market (i.e., issues with the properties’ vendors and reputation requiring rebuilding of its customer and vendor bases). To the extent properties are acquired through foreclosure, we will incur holding costs including, but not limited to, taxes, legal fees and insurance. In many cases, (1) cash flows have been reduced such that expenses exceed revenues and (2) franchise issues must be addressed (i.e., quality and brand standards and non-payment of franchise fees). Notwithstanding the foregoing, we believe that in most cases it is prudent to continue to have the business operate until it can be sold because of a property’s increased marketability as an operating entity compared to non-operating (demonstrated historically through our sales efforts and from information received from third-party brokers). We will hire third-party management companies to operate the properties until they are sold.
In connection with the sale of our REO, we may finance a portion of the purchase price of the property. These loans will typically bear market rates of interest. While these loans are evaluated using the same methodology as our loans receivable, certain lending criteria may not be able to be achieved.
Our non-accrual loans at December 31, 2010 total $12,275,000. Of this, $6,289,000 represents loans collateralized by five hospitality properties which are involved in Chapter 11 Bankruptcy proceedings in which we are classified as a secured creditor. The estimated market value of the collateral securing these properties exceeds the carrying value of these loans.
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
Determination of Loan Loss Reserves
We evaluate our loans for possible impairment on a quarterly basis. Our impairment analysis includes general and specific loan loss reserves. The determination of whether significant doubt exists and whether a specific loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Our evaluation of the possible establishment of a specific loan loss reserve is based on, among other things, a review of our historical loss experience, the financial strength of any guarantors, adverse circumstances that may affect the ability of the borrower to repay interest and/or principal and, to the extent the payment of the loan appears impaired, the estimated fair value of the collateral. The estimated fair value of the collateral is determined by management based on the appraised value, tax assessed value and/or cash flows.

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. For each specifically identified loan, an evaluation is prepared to identify the exposure to loss. The specific identification evaluation begins with an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Appraisals are ordered on a case-by-case basis when management believes that the economics of the property warrant that a current appraisal be performed. We generally obtain FIRREA appraisals from certified appraisers from national companies. Management uses appraisals as tools in conjunction with other determinants of collateral value as described above to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined based on many factors and is unique to each individual loan. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry (and further to the limited service segment of the hospitality industry), our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the specifically identified exposure to loss (the difference between our outstanding loan balance and the estimated net realizable value) to establish the specifically identified reserve for that loan.
The general loan loss reserve is established when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. Our general loan loss reserve was initially established on December 31, 2008 in response to the overall portfolio performance trends and economic conditions in order to adequately reserve for all loans (including performing loans and the portion of specifically identified loans for which probability of liquidation of less than 100% was utilized). The general loan loss reserve includes those loans which may have negative characteristics which have not yet become known to us and for probable future increases in liquidation probabilities as loans deteriorate. The general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to outstanding loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history, general economic conditions and more specifically current trends in the limited service hospitality industry.
Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations may be material.
Valuation of REO and Specific Identification Loans
REO consists of properties acquired through foreclosure in partial or total satisfaction of non-performing loans. REO acquired in satisfaction of a loan is recorded at estimated fair value less costs to sell at the date of foreclosure. Any excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value is recorded as gain on foreclosure within discontinued operations when title to the property is obtained.
We have a quarterly review process to identify and evaluate potential exposure to impairment losses on our REO. This evaluation uses management’s judgment of the estimated fair value of our REO. Adjustments to the carrying value are generally based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral, operating statistics to the extent available and/or discussions with potential purchasers and third-party brokers and are recorded as impairment losses in discontinued operations on our consolidated statements of income.
Management’s estimation of the fair value of our Specific Identification Loans is a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its assets. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our Specific Identification Loans and we utilize other methodologies to value the asset such as appraisal information and tax assessed value of the collateral, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset that are used to measure fair value when observable inputs are not available. These inputs include management’s assessment of the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics to the extent available. Adjustments to the carrying value of Specific Identification Loans are recorded as loan loss reserves.

Revenue Recognition Policies
Interest Income
Interest income includes interest earned on loans and our short-term investments and the amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a non-accrual loan. A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (1) it is past due as to payment of principal or interest for a period of 60 days or more, (2) any portion of the loan is classified as doubtful or is charged-off or (3) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.
Origination fees and direct loan origination costs, net, are deferred and amortized to income as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.
For loans originated under the SBA 7(a) program, upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loans retained by us is valued on a fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan. For loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.
RESULTS OF OPERATIONS
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Overview

	Years Ended
	December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$15,463	$16,267	$(804)	(4.9%)
Total expenses	$10,752	$10,377	$375	3.6%

Income from continuing operations	$4,842	$6,057	$(1,215)	(20.1%)

Net income	$4,297	$6,761	$(2,464)	(36.4%)
The comparability of our operations between 2010 and 2009 was impacted by the consolidation of previously off-balance sheet securitizations and the accounting change (effective January 1, 2010) for sale treatment on Secondary Market Loan Sales.
The consolidation of previously off-balance sheet entities caused a “gross-up” of our interest income and interest expense during 2010 as compared to separate one-line revenue recognition during 2009 as income from Retained Interests. In addition, our net income was impacted by a change in accounting rules related to Secondary Market Loan Sales that records them as secured borrowings (loans sold for excess spread and loans sold for a 10% cash premium and excess spread) for the life of the loan subsequent to December 31, 2009. For loans sold for a cash premium and excess spread, the cash premium will be amortized as a reduction to interest expense over the life of the loan.
The primary cause of the reduction in income from continuing operations from 2009 to 2010 was the change in accounting for sale treatment on Secondary Market Loan Sales discussed above. Due to this accounting change, our premium income decreased from $1,343,000 during 2009 to $709,000 during 2010 while our sales of the guaranteed portion of SBA 7(a) loans increased to $28.4 million in 2010 from $25.0 million in 2009. Premiums collected during 2010 which have been deferred due to this accounting change and are reflected as a liability on our consolidated balance sheet were $1,439,000 at December 31, 2010.

The primary cause of the reduction in net income from 2009 to 2010 was a $1,249,000 change in discontinued operations which generated a loss of $545,000 during 2010 compared to income of $704,000 during 2009. During 2010, we generated operating losses from operating properties acquired through foreclosure and impairment losses. During 2009, we generated gains on sales of assets and gain on foreclosure which was partially offset by operating losses from foreclosure properties.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
The increase in interest income of $2,357,000 was primarily attributable to the consolidation of our previously off-balance sheet securitizations partially offset by a decrease in LIBOR. The increase in interest income attributable to these securitizations totaled $2,782,000 during 2010. At December 31, 2010, 73% of our loans had variable interest rates. The average base LIBOR charged to our borrowers decreased from 0.88% during 2009 to 0.34% during 2010. On our average LIBOR based portfolio outstanding of $130.2 million during 2010, the 54 basis point drop in LIBOR decreased interest income by $700,000.
Income from Retained Interests decreased $2,699,000 due to a change in accounting rules which required that our off-balance sheet securitizations be consolidated effective January 1, 2010. As a result, our income from Retained Interests decreased to $163,000 during 2010. We expect that income from Retained Interests will remain at its current level during 2011.
Other income consisted of the following:

	Years Ended December 31,
	2010	2009
	(In thousands)
Premium income	$709	$1,343
Prepayment fees	378	126
Servicing income	344	370
Loan related income	226	224
Other	106	162

	$1,763	$2,225

Premium income results from Secondary Market Loan Sales. Effective January 1, 2010, we only record premium income related to sales for cash premiums and the 1% minimum required servicing spread. During February 2011, we sold the government guaranteed portion totaling $4,680,000 on two loans for cash premiums and the required 1% servicing spread. We collected cash premiums of $449,000 related to these two sales. Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination.
Based on our loan portfolio composition and other market factors, we anticipate that the amount of prepayments will be at relatively low levels during 2011. Prepayment fee income is dependent upon a number of factors and is not generally predictable as the mix of loans prepaying is not known.

Interest Expense
Interest expense consisted of the following:

	Years Ended December 31,
	2010	2009
	(In thousands)
Structured notes	$1,296	$281
Junior subordinated notes	994	1,143
Revolving credit facility	698	667
Debentures payable	498	497
Secured borrowings	398	—
Other	132	281

	$4,016	$2,869

The weighted average cost of our funds was 4.1% during 2009 compared to 4.0% during 2010. Interest expense on the junior subordinated notes decreased as a result of decreases in LIBOR.
The weighted average balance outstanding on our Revolver decreased to $18.9 million during 2010 from $25.0 million during 2009 while the interest rate increased by 0.75% for prime borrowings during 2010.
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
The increase in interest expense on structured notes payable is due to the consolidation of the off-balance sheet securitizations. In September 2009, we consolidated the 2003 Joint Venture including its structured notes and their related interest expense. The 2003 Joint Venture notes bear interest at LIBOR plus 2.5%. Effective January 1, 2010, due to a change in accounting rules, we consolidated the structured notes of the 2000 Joint Venture and the 1998 Partnership and their related interest expense. The 2000 Joint Venture notes bear interest at a fixed rate of 7.28% while the 1998 Partnership notes bear interest at the prime rate less 1%. In addition, during September 2009 we repaid the remaining structured notes of the 2002 Joint Venture which had a fixed interest rate of 6.67%.
In addition, effective January 1, 2010, we record interest expense on secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) loans.
Other Expenses
General and administrative expense increased from $2,096,000 during 2009 to $2,168,000 during 2010. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased slightly to $1,843,000 from $1,867,000. Expenses related to assets currently in the process of foreclosure increased to $325,000 during 2010 from $229,000 during 2009. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to receivers. We expect to continue to incur general and administrative expenses related to these problem loans until the foreclosure processes are completed; however, we are unable to estimate these expenses at this time and these expenses may be material. Once the foreclosure processes are completed, net losses are included in discontinued operations related to these properties.
Permanent impairments on Retained Interests (write-downs of the value of our Retained Interests) were $552,000 in 2009 resulting primarily from reductions in expected future cash flows. Due to a change in accounting rules, effective January 1, 2010, we no longer record additions to Retained Interests.

Provision for loans losses, net, was $641,000 during 2010 compared to $989,000 during 2009. These provisions were primarily related to the prolonged economic recession and current economic environment and negative changes in the financial condition of certain borrowers and collateral valuation on certain hospitality loans. During 2010, we increased our general reserve to $1,100,000.
Income tax benefit was $131,000 during 2010 compared to $167,000 during 2009. During 2010, a deferred tax benefit of $712,000 was recorded by one of our taxable REIT subsidiaries as a result of a book loss while current income tax expense of the subsidiary was $410,000. The primary reason for the difference is the new accounting rules that defers gain recognition treatment on Secondary Market Loan Sales. During 2010, significant gains of $2,439,000 were deferred for book purposes and recorded as gains for income tax purposes.
Discontinued Operations
Our discontinued operations consisted of the following:

	Years Ended December 31,
	2010	2009
	(In thousands)
Gains on sales of real estate	$78	$721
Gain on foreclosure	—	389
Impairment losses	(325)	—
Net operating losses	(298)	(406)

Discontinued operations	$(545)	$704

Gains on sales of real estate generally represent income recognition on previously deferred gains. Deferred gains are recorded to income as principal is received on the related loans until the required amount of cash proceeds are obtained from the purchaser to qualify for full accrual gain treatment. We also had a gain on the sale of REO acquired through foreclosure of $76,000 during 2010.
Gain on foreclosure represents the gain recorded at the time of foreclosure of the collateral underlying a limited service hospitality property as its estimated fair value less costs to sell was greater than the carrying cost of the loan. The property was sold at approximately the recorded value during 2010 without any additional gain or loss.
Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During 2010, we recorded an impairment loss of $203,000 related to a full service hospitality property owned by the 2003 Joint Venture due to a decline in its market potential and an impairment loss of $114,000 related to a retail establishment.
During 2010, net operating losses from discontinued operations were primarily from our hospitality properties. We expect to continue to generate net holding period losses for our properties acquired through foreclosure until the properties are sold. During 2009, these losses were primarily from the operation of a golf course included in REO which was sold in January 2010.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Overview

	Years Ended
	December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
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
Revenues
The decrease in interest income of $3,360,000 was primarily attributable to decreases in LIBOR partially offset by an increase in our weighted average loans receivable outstanding. Our weighted average loans receivable increased to $190.2 million during 2009 from $180.0 million during 2008 primarily due to the consolidation of loans previously included in off-balance sheet entities. At December 31, 2009, approximately 77% of our retained loans had variable interest rates. The average base LIBOR rate charged to our borrowers decreased from 3.5% during 2008 to 0.9% during 2009. During 2009, our average outstanding LIBOR based loans were $126.0 million. The 260 basis point reduction in LIBOR caused an approximate $3.3 million reduction in interest income. To the extent variable rates decline further, they will have a negative impact on our earnings.
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

Other Expenses
General and administrative expense decreased from $2,304,000 during 2008 to $2,096,000 during 2009. General and administrative expenses during 2009 are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased by $437,000 primarily as a result of decreased professional fees and our cost reduction initiatives. Expenses related to assets currently in the process of foreclosure totaled $229,000 during 2009. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, legal fees, protection of the asset and operating deficits funded to receivers. Once the foreclosure processes are completed, net losses will be included in discontinued operations related to these properties. We did not have any assets in the process of foreclosure during 2008.
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
Provision for loans losses, net, increased to $989,000 during 2009 compared to $439,000 during 2008. We recorded a provision for loan losses, net, of $614,000 related to our specific loan loss reserves during 2009 due primarily to devaluations of commercial real estate collateralizing our limited service hospitality loans. We increased our general provision for loan losses by $375,000 during 2009 primarily due to the weakened economy and recession, devaluations of commercial real estate, increased loans evaluated for impairment and rising borrower delinquencies and deferment requests.
Income tax benefit (provision) was a benefit of $167,000 during 2009 compared to a provision of $319,000 during 2008. This change was primarily due to (1) reduced earnings of one of our taxable REIT subsidiaries, (2) a deferred benefit resulting from increased loan loss reserves, and (3) a deferred benefit resulting from sale of loans of our SBA subsidiary.
Discontinued Operations
Our discontinued operations consisted of the following:

	Years Ended December 31,
	2009	2008
	(In thousands)
Gains on sales of real estate	$721	$784
Gain on foreclosure	389	—
Net operating losses	(406)	—

Discontinued operations	$704	$784

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
We incurred net holding period losses included in discontinued operations of $406,000 during 2009 of which $345,000 represents the losses from operating a golf course acquired in July 2009 and the remainder relates to our other properties acquired in 2009 (a retail establishment and a limited service hospitality property). In January 2010, we sold the golf course for cash proceeds of $2.5 million and recorded a gain of approximately $76,000.

SELECTED QUARTERLY FINANCIAL INFORMATION
The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2010
		Income From
		Continuing	Net	Earnings
	Revenues	Operations	Income	Per Share
	(In thousands, except earnings per share and footnote)
First Quarter	$3,455	$1,267	$1,278	$0.12
Second Quarter	3,935	1,226	1,223	0.12
Third Quarter	4,303	1,242	1,207	0.11
Fourth Quarter	3,770	1,107	589	0.06	(1)

	$15,463	$4,842	$4,297	$0.41

	Year Ended December 31, 2009
		Income From
		Continuing	Net	Earnings
	Revenues	Operations	Income	Per Share
	(In thousands, except earnings per share)
First Quarter	$3,991	$1,596	$1,626	$0.15
Second Quarter	3,872	1,544	1,564	0.15
Third Quarter	4,237	1,469	1,895	0.18
Fourth Quarter	4,167	1,448	1,676	0.16

	$16,267	$6,057	$6,761	$0.64

(1)
During the fourth quarter of 2010, we recorded losses from discontinued operations of $193,000 from net operating losses of our limited service hospitality properties included in REO and impairment losses on our REO of $325,000.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Years Ended
	December 31,
	2010	2009	Change
	(In thousands)
Cash provided by (used in) operating activities	$(20,104)	$5,860	$(25,964)
Cash provided by investing activities	$10,259	$9,676	$583
Cash provided by (used in) financing activities	$4,649	$(18,304)	$22,953
Due to a change in accounting rules effective January 1, 2010 which delayed (due to a 90 day contingency period) or eliminated sale treatment related to our Secondary Market Loan Sales, cash used to originate loans held for sale are a use of funds from operating activities while proceeds from the sale of guaranteed loans are included in financing activities. During February 2011, the SBA rescinded the contingency period; therefore, there will be no deferral of gain recognition on sales for a cash premium and the 1% minimum servicing spread after that date. Proceeds from these sales will be reflected as operating activities beginning on that date.

Operating Activities
Our net cash flow from operating activities is primarily used to fund our dividends. Since operating cash flows also includes lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash provided by operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow provided by (used in) operating activities. Modified Cash is calculated by adjusting our cash from operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held, for sale, net of proceeds from sale of guaranteed loans (“Operating Loan Activity”). Modified Cash is one of the non-GAAP measurements used by our Board in its determination of dividends and their timing. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.
The following reconciles net cash flow provided by (used in) operating activities to Modified Cash:

	Years Ended December 31,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$(20,104)	$5,860
Change in operating assets and liabilities	(1,001)	1,049
Operating Loan Activity	27,602	(612)

Modified Cash	$6,497	$6,297

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During 2010 and 2009, dividends paid were greater than our Modified Cash by $279,000 and $3,384,000, respectively. The excess distribution during 2009 includes the payment of approximately $1.5 million of special dividends related to taxable income during 2008. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would borrow the funds from our Revolver or use funds from the repayment of principal on our loans receivable.
Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. During 2010 and 2009, the primary source of funds was principal collected on loans receivable in excess of loans funded of $9,734,000 and $8,589,000, respectively. In addition, during 2010 we sold assets included in REO and collected net cash proceeds of $2,373,000. During 2010 we used funds to increase our investment in our unconsolidated variable interest entity by repaying its mortgage note of $1,024,000.
Based on our outstanding loan portfolio at December 31, 2010, our scheduled principal payments in 2011 are approximately $12.9 million. Of this, approximately $7.5 million could be available to repay a portion of the existing balance under the Revolver. The remaining $5.4 million would be used to repay structured notes payable, secured borrowings and for working capital of our SBICs. Our need for capital to fund new loans has been reduced as a result of the focus of loan origination activity to SBA 7(a) loans. We anticipate net funding needs between $8 million and $11 million during 2011 after sale of the government guaranteed portion of the loans. To the extent our loan origination liquidity needs were to exceed our principal repayments and any proceeds from liquidating the collateral of our non-performing loans, we would use our Revolver to fund the shortfall.
Financing Activities
We used funds in financing activities during 2010 and 2009 primarily to pay dividends of $6,776,000 and $9,681,000, respectively. Primarily as a result of our net lending activity, during 2010 we were able to repay $9.2 million on our Revolver. Proceeds from Secondary Market Loan Sales during 2010 were $28,445,000, In addition, we redeemed $2.0 million of redeemable preferred stock of subsidiary in 2009 and $2.0 million in 2010 using cash on hand of one of our SBIC subsidiaries. During 2009, we exercised the “clean-up call” option and repaid the structured notes of the 2002 Joint Venture of $5,517,000 using the reserve fund, cash on hand and proceeds from our Revolver. We also repurchased common shares under our share repurchase plan for $1,076,000 during 2009. We did not repurchase shares under the plan during 2010 and the plan expired.

Sources and Uses of Funds
Liquidity Summary
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) proceeds from principal and interest payments, including prepayments, (2) borrowings under any credit facilities and (3) Secondary Market Loan Sales. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term.
Our Revolver matures on December 31, 2011. The total amount available under the Revolver is $30 million. At December 31, 2010, we had $13.8 million outstanding under the Revolver. We are currently addressing the extension of the facility for an additional year with our lender.
Currently we cannot access debt capital through warehouse lines, securitization issuances or trust preferred issuances. In the event we are not able to extend or refinance our Revolver upon its maturity in December 2011 or successfully secure alternative financing, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements.
If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt, require us to liquidate pledged collateral or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due, terminate commitments thereunder, and liquidate the mortgage loan collateral held as security for the Revolver to satisfy any balance outstanding and due pursuant to the Revolver. Any such event may have a material adverse effect on our liquidity, the value of our common shares and our ability to pay dividends to our shareholders.
Sources of Funds
In general, we need liquidity to originate new loans and repay principal and interest on our debt. Our operating revenues are typically utilized to pay our operating expenses, interest and dividends. We have been utilizing principal collections on loans receivable, proceeds from Secondary Market Loan Sales and borrowings under our Revolver as our primary sources of funds.
In addition, historically we utilized a combination of the following sources, among others, to generate funds:
•	Issuance of SBIC debentures;
•	Issuance of junior subordinated notes; or
•	Structured loan financings or sales (prior to 2004).
These sources are not available to us at the present time and there can be no assurance that they will be available in the future. Since 2004, our working capital was primarily provided through credit facilities and the issuance of junior subordinated notes. Prior to 2004, our primary source of long-term funds was structured loan sale transactions through commercial loan asset-backed securitizations. At the current time, there is not a market available to us for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will again be available to us. Until this market becomes available to us, our ability to grow is limited.
The limited amount of capital available to originate new loans has caused us to significantly restrict non-SBA 7(a) loan origination activity. A reduction in the availability of the above sources of funds could have a material adverse impact on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.

Our Revolver, which has aggregate availability of $30 million, matures December 31, 2011. There can be no assurance that we will be able to extend or refinance our Revolver upon its maturity. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any short-term credit facilities or identify other sources of funds at an acceptable cost, if at all.
During the second and third quarters of 2010, we requested commitments from the SBA for debentures of $15 million which would be used to fund loans within our SBICs. Initially, approval for these commitments was denied; however, we are in discussions with the SBA and have provided additional requested documentation to attempt to obtain these additional commitments.
We rely on Secondary Market Loan Sales to create availability and/or repay principal due under our Revolver. Once fully funded, we sell the government guaranteed portion of our SBA 7(a) loans pursuant to Secondary Market Loan Sales. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.
As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2011, we anticipate that our Modified Cash will be utilized to fund our expected 2011 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.
The Revolver requires us to comply with certain covenants. At December 31, 2010, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants during 2011, there can be no assurance that we will be able to do so. Our most significant covenants were as follows at December 31, 2010:

	Requirement
Covenant	or Maximum	Actual
Minimum net worth	$145,000,000	$150,560,000
Maximum leverage ratio	2.00	0.67
Non-performing loan ratio	15%	8%
Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of the principal and interest of our debt. Our outstanding commitments to fund new loans were $16.5 million at December 31, 2010, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $3.3 million related to these loans; however, the government guaranteed portion of the SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. We anticipate that fundings during 2011 will range from $40 million to $50 million. In addition, we use funds for operating deficits and holding costs of our REO and properties in the process of foreclosure.
There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold pursuant to Secondary Market Loan Sales. In these instances, our liquidity would be affected in the short-term.
Upon approval from our lender, we may repurchase loans from our securitizations which have become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure proceedings or we may repurchase all of the loans from a securitization once “clean-up call” options have been achieved. Currently, we have achieved “clean-up call” options on our 2003 Joint Venture and 1998 Partnership. Once approved, if we choose to repurchase a loan from a securitization or exercise our “clean-up call” option and repurchase all the loans from a securitization using our Revolver, the balance due on our structured notes payable would decrease and the balance due under our Revolver would increase. We may also be required to use the restricted cash collateralizing one of our securitizations to repay to the structured noteholders a loan within such securitization if it is deemed to be a “charged-off” loan pursuant to the transaction documents.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During 2010, our sources of funds for our dividend distributions of approximately $6.8 million were Modified Cash of $6.5 million and principal collections on our loans of $0.3 million.
SEASONALITY
Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise temporarily after the summer months due primarily to reductions in business travel and consumer vacations.
SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES
The following summarizes our contractual obligations at December 31, 2010:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)
Debt:
SBIC debentures payable (2)	$8,190	$—	$4,190	$4,000	$—
Structured notes payable (3)	22,157	3,409	7,484	8,053	3,211
Secured borrowings — government guaranteed loans (3)	21,765	566	1,186	1,264	18,749
Revolver	13,800	13,800	—	—	—
Junior subordinated debt (4)	27,070	—	—	—	27,070

Interest:
Debt (5)	35,206	3,831	5,949	4,455	20,971

Other Contractual Obligations:
Severance and related benefits	128	57	71	—	—
Operating lease (6)	187	187	—	—	—

Total contractual cash obligations	$128,503	$21,850	$18,880	$17,772	$70,001

(1)
Does not include $3.0 million of cumulative preferred stock of subsidiary (valued at $900,000 on our consolidated balance sheet) and related dividends (recorded as interest expense) of $90,000 annually which is perpetual and thus has no maturity date.

(2)	SBIC debentures payable are presented at face value.

(3)
Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or losses.

(4)	The junior subordinated notes may be redeemed at our option, without penalty and are subordinated to PMC Commercial’s existing debt.

(5)	Calculated using the variable rate in effect at December 31, 2010. In addition, for our Revolver, assumes current balance outstanding through maturity date.

(6)	Represents future minimum lease payments under our operating lease for office space.
Our commitments at December 31, 2010 are summarized as follows:

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
	(In thousands)
Loan commitments	$16,477	$16,477	$—	$—	$—

See Note 17 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
During 2006, we entered into a lease agreement for one of our hotel properties. The property had a mortgage with a principal balance of $1.3 million with a significant prepayment penalty. Therefore, we structured the lease with the potential buyer of the property for a term equal to the term remaining on the mortgage and then a purchase with a price of $1,825,000. The subsidiary was determined to be a variable interest entity. Since we did not expect to absorb the majority of the entity’s future expected losses or receive the entity’s expected residual returns, PMC Commercial Trust was not considered to be the primary beneficiary. Thus, the subsidiary was no longer consolidated in PMC Commercial Trust’s financial statements and the equity method was used to account for our investment in the subsidiary effective September 29, 2006.
During January 2011, the fixed price purchase option was exercised and the property was sold to our lessee. No gain or loss was recorded on the transaction.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates adopted or expected dates of adoption and effect, if any, on our results of operations and financial condition.
RELATED PARTY TRANSACTIONS
Servicing fee income for the years ended December 31, 2009 and 2008 for loans held by the QSPEs was $135,000 and $287,000, respectively.
We received approximately $2.9 million and $6.8 million in cash distributions from the QSPEs during 2009 and 2008, respectively.
We entered into a consulting agreement with our former chief operating officer for consulting services in October 2008. Payments under the consulting agreement totaled $12,500, $50,000 and $10,000 during 2010, 2009 and 2008, respectively. This agreement terminated on April 1, 2010.
DIVIDENDS
During 2010, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2010	April 12, 2010	$0.16	Regular
June 30, 2010	July 12, 2010	0.16	Regular
September 30, 2010	October 12, 2010	0.16	Regular
December 31, 2010	January 10, 2011	0.16	Regular

		$0.64

Our shareholders are entitled to receive dividends when and as declared by our Board. In determining dividend policy, our Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income and maintenance of REIT status, the economic environment, our ability to obtain leverage and loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any individual factor.
In order to meet our 2009 taxable income distribution requirements, we made an election under the Code to treat a portion of the distributions declared in 2010 as distributions of 2009’s REIT taxable income. These distributions are known as spillover dividends. As a result, our dividends declared in 2010 exceeded our 2010 REIT taxable income.
Our Board maintained our quarterly dividend at $0.16 per share for the first quarter dividend to be paid in April 2011. We anticipate that the Board will adjust the dividend as needed, on a quarterly basis, thereafter.

We have certain covenants within our debt facilities that limit our ability to pay out returns of capital as part of our dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.
TAXABLE INCOME
REIT taxable income and Taxable income, net of current tax expense are financial measures that are presented to assist investors in analyzing our performance and are factors utilized by our Board in determining the level of dividends to be paid to our shareholders. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.
The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net income	$4,297	$6,761	$9,806
Book/tax difference on depreciation	(53)	(56)	(60)
Book/tax difference on gains related to real estate	387	(1,110)	(784)
Book/tax difference on Retained Interests, net	—	(212)	57
Severance accrual (payments)	(33)	(1,435)	1,596
Impairment losses	317	—	—
Book/tax difference on amortization and accretion	(102)	(232)	(345)
Loan valuation	(241)	497	430
Other book/tax differences, net	(121)	(38)	(177)

Subtotal	4,451	4,175	10,523

Adjustment for taxable REIT subsidiaries net loss (income), net of tax	340	413	(587)
Dividend distribution from taxable REIT subsidiary	300	—	2,000

REIT taxable income	$5,091	$4,588	$11,936

Distributions declared	$6,756	$7,445	$10,908

Weighted average common shares outstanding	10,554	10,573	10,767

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
To the extent our taxable REIT subsidiaries distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2010, approximately $3.4 million of earnings were accumulated. We distributed $2.0 million of earnings from one of our taxable REIT subsidiaries to PMC Commercial during 2008 and $0.3 million during 2010.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and taxable REIT subsidiaries’ (“TRS’s”) taxable income (net of income tax expense) is materially different than our net income. The following table reconciles our net income to our Taxable Income, Net of Current Tax Expense:

	Year Ended December 31, 2010
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$4,297	$4,637	$(340)
Book vs. tax timing differences	2,274	454	1,820 (1)

Taxable income	6,571	5,091	1,480
Dividends paid from TRS to REIT	(300)	(300)	—

Taxable income adjusted for special item	6,271	4,791	1,480
Current income tax expense	(514)	—	(514)

Taxable Income, Net of Current Tax Expense	$5,757	$4,791	$966

	Year Ended December 31, 2009
	Combined	REIT		TRS’s
	(In thousands, except footnotes)
Net income	$6,761	$7,175		$(414)
Book vs. tax timing differences	(1,912)	(2,587)	(2)	675 (1)

Taxable income	4,849	4,588		261
Severance payments (2)	1,435	1,435		—

Taxable income adjusted for special item	6,284	6,023		261
Current income tax expense	(89)	—		(89)

Taxable Income, Net of Current Tax Expense	$6,195	$6,023		$172

(1)
Includes $2,547,000 and $777,000 of timing differences during 2010 and 2009, respectively, related primarily to Secondary Market Loan Sales. The increase in 2010 is due primarily to the accounting change related to Secondary Market Loan Sales.

(2)	Related to our 2008 reduction in force which was expensed for GAAP purposes in 2008 and for income tax purposes in 2009.
Taxable Income, Net of Current Tax Expense is defined as reported net income, adjusted for book versus tax timing differences and special items. Special items may include, but are not limited to, unusual and infrequent non-operating items. We use Taxable Income, Net of Current Tax Expense to measure and evaluate our operations. We believe that the results provide a useful analysis of ongoing operating trends.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk including liquidity risk, real estate risk and interest rate risk as described below. Although management believes that the quantitative analysis on interest rate risk below is indicative of our sensitivity to interest rate changes, it does not adjust for other potential changes including, among other things, credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our financial condition and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.
LIQUIDITY RISK
Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. We are subject to changes in the debt and collateralized mortgage markets. These markets are continuing to experience disruptions, which could continue to have an adverse impact on our earnings and financial condition.
Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading and issuance in ABS continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and any available credit facilities.
REAL ESTATE RISK
The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are collateral for our loans. In addition, market conditions affect the value of our REO. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
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
In the event property operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Decreases in property values reduce the value of our REO which could cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Years ended December 31,
	2010	2009
	(In thousands)
Provision for Loan Losses
As reported (1)	$1,019	$1,076
Annual loan losses increase by 50 basis points (2)	2,117	2,027
Annual loan losses increase by 100 basis points (2)	3,214	2,977

(1)	Excludes reductions of loan losses

(2)
Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable (excluding SBA 7(a) loans receivable, subject to secured borrowings), for the periods indicated.

INTEREST RATE RISK
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans are predominantly variable-rate, based on LIBOR or the prime rate, our operating results will depend in large part on LIBOR and the prime rate. One of the primary determinants of our operating results is the difference between the income from our loans and our borrowing costs. As a result, most of our borrowings are based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
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
At December 31, 2010, our loans were 73% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $170.0 million of variable-rate loans at December 31, 2010. The estimated fair value of our variable-rate loans (approximately $166.3 million at December 31, 2010) is dependent upon several factors including changes in interest rates and the market for the type of loans that we have originated.
We had $63.2 million and $45.7 million of fixed-rate loans at December 31, 2010 and 2009, respectively. The estimated fair value of our fixed interest rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At December 31, 2010 and 2009, we had $170.0 million and $151.0 million of variable-rate loans, respectively, and $73.1 million and $58.4 million of variable-rate debt, respectively. On the difference between our variable-rate loans outstanding and our variable-rate debt ($96.9 million and $92.6 million at December 31, 2010 and 2009, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2010 and 2009, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would have reduced net income by approximately $242,000 and $232,000, respectively, on an annual basis. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBIC debentures, structured notes, junior subordinated notes, secured borrowings — government guaranteed loans and our Revolver. At December 31, 2010 and 2009, approximately $19.9 million and $10.1 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our fixed-rate debt at December 31, 2010 was comprised of SBIC debentures and the structured notes of the 2000 Joint Venture. Our variable-rate debt is based on LIBOR and the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2010, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $730,000.
The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2010 and 2009.

	Years Ending December 31,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,652	$1,815	$6,155	$2,008	$6,205	$2,066	$19,901	$20,514

Variable-rate debt (LIBOR and prime based) (3) (4)	16,123	2,414	2,463	2,570	2,534	46,964	73,068	68,142

Totals	$17,775	$4,229	$8,618	$4,578	$8,739	$49,030	$92,969	$88,656

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2010 was 6.7%.

(3)
Principal payments on the structured notes and secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at December 31, 2010 was 3.3%.

	Years Ending December 31,						Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,975	$—	$—	$4,173	$—	$4,000	$10,148	$10,047

Variable-rate debt (LIBOR and prime rate based) (3)	24,239	1,294	1,343	1,366	1,425	28,694	58,361	45,817

Totals	$26,214	$1,294	$1,343	$5,539	$1,425	$32,694	$68,509	$55,864

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2009 was 6.2%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2009 was 3.3%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table provides information at December 31, 2010 with respect to our common shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

	(a)	(b)	(c)
Number of common
shares remaining available
	Number of common		for future issuances under
	shares to be issued upon	Weighted average	equity compensation plans
Plan	exercise of outstanding	exercise price of	(excluding shares reflected
Category	options	outstanding options	in column (a))

Equity incentive plans	90,750	$10.11	306,000

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
Dated March 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LANCE B. ROSEMORE Lance B. Rosemore	Chairman of the Board of Trust Managers, President, Chief Executive Officer, Secretary and Trust Manager (Principal Executive Officer)	March 16, 2011

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer and Executive Vice President (Principal Financial and Principal Accounting Officer)	March 16, 2011

/s/ NATHAN COHEN Nathan Cohen	Trust Manager	March 16, 2011

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Trust Manager	March 16, 2011

/s/ BARRY A. IMBER Barry A. Imber	Trust Manager	March 16, 2011

/s/ IRVING MUNN Irving Munn	Trust Manager	March 16, 2011

PMC COMMERCIAL TRUST AND SUBSIDIARIES
FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trust Managers of
PMC Commercial Trust:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2010, new accounting standards required the Company to change the manner in which it accounts for the recognition of certain loan sales and to consolidate certain variable interest entities.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 16, 2011

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009

ASSETS
Loans receivable, net:
Commercial mortgage loans receivable, pledged to revolving credit facility	$122,581	$134,017
Commercial mortage loans receivable, subject to structured notes payable	40,421	19,782
SBIC commercial mortgage loans receivable	31,113	27,592
SBA 7(a) loans receivable, subject to secured borrowings	20,533	—
SBA 7(a) loans receivable	18,570	15,251

Loans receivable, net	233,218	196,642
Restricted cash and cash equivalents	5,786	1,365
Real estate owned	3,477	5,479
Cash and cash equivalents	2,642	7,838
Retained interests in transferred assets	1,010	12,527
Other assets	5,994	4,392

Total assets	$252,127	$228,243

LIABILITIES AND EQUITY
Liabilities:
Debt:
Junior subordinated notes	$27,070	$27,070
Structured notes payable	22,157	8,291
Secured borrowings — government guaranteed loans	21,765	—
Revolving credit facility	13,800	23,000
SBIC debentures payable	8,177	8,173
Redeemable preferred stock of subsidiary	—	1,975

Debt	92,969	68,509
Borrower advances	3,462	2,368
Accounts payable and accrued expenses	2,678	2,364
Dividends payable	1,712	1,731
Deferred gains on property sales	685	686
Other liabilities	61	127

Total liabilities	101,567	75,785

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,095,883 and 11,084,683 shares issued at December 31, 2010 and 2009, respectively, 10,559,554 and 10,548,354 shares outstanding at December 31, 2010 and 2009, respectively	111	111
Additional paid-in capital	152,756	152,611
Net unrealized appreciation of retained interests in transferred assets	276	325
Cumulative net income	172,449	167,686
Cumulative dividends	(171,031)	(164,274)

	154,561	156,459

Less: Treasury stock; at cost, 536,329 shares at December 31, 2010 and 2009	(4,901)	(4,901)

Total beneficiaries’ equity	149,660	151,558

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	150,560	152,458

Total liabilities and equity	$252,127	$228,243

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Interest income	$13,537	$11,180	$14,540
Income from retained interests in transferred assets	163	2,862	6,365
Other income	1,763	2,225	2,212

Total revenues	15,463	16,267	23,117

Expenses:
Interest	4,016	2,869	3,999
Salaries and related benefits	3,927	3,871	4,705
General and administrative	2,168	2,096	2,304
Provision for loan losses, net	641	989	439
Severance and related benefits	—	—	1,808
Permanent impairments on retained interests in transferred assets	—	552	521

Total expenses	10,752	10,377	13,776

Income before income tax benefit (provision) and discontinued operations	4,711	5,890	9,341

Income tax benefit (provision)	131	167	(319)

Income from continuing operations	4,842	6,057	9,022

Discontinued operations	(545)	704	784

Net income	$4,297	$6,761	$9,806

Weighted average shares outstanding:
Basic	10,554	10,573	10,767

Diluted	10,570	10,573	10,767

Basic and diluted earnings per share:
Income from continuing operations	$0.46	$0.57	$0.84
Discontinued operations	(0.05)	0.07	0.07

Net income	$0.41	$0.64	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Net income	$4,297	$6,761	$9,806

Change in net unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	240	(206)	(1,172)
Realized gains included in net income	(24)	(89)	(153)

	216	(295)	(1,325)

Comprehensive income	$4,513	$6,466	$8,481

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except share and per share data)

				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2008	10,765,033	$111	$152,331	$1,945	$151,119	$(145,921)	$(3,231)	$900	$157,254

Net unrealized depreciation	—	—	—	(1,325)	—	—	—	—	(1,325)
Share-based compensation expense	14,900	—	129	—	—	—	—	—	129
Treasury shares, net	(85,145)	—	—	—	—	—	(594)	—	(594)
Dividends ($1.015 per share)	—	—	—	—	—	(10,908)	—	—	(10,908)
Net income	—	—	—	—	9,806	—	—	—	9,806

Balances, December 31, 2008	10,694,788	111	152,460	620	160,925	(156,829)	(3,825)	900	154,362

Net unrealized depreciation	—	—	—	(295)	—	—	—	—	(295)
Share-based compensation expense	18,400	—	151	—	—	—	—	—	151
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Dividends ($0.705 per share)	—	—	—	—	—	(7,445)	—	—	(7,445)
Net income	—	—	—	—	6,761	—	—	—	6,761

Balances, December 31, 2009	10,548,354	111	152,611	325	167,686	(164,274)	(4,901)	900	152,458

Cumulative effect adjustment	—	—	—	(265)	466				201
Net unrealized appreciation	—	—	—	216	—	—	—	—	216
Shares issued through exercise of stock options	1,500	—	11	—	—	—	—	—	11
Share-based compensation expense	9,700	—	134	—	—	—	—	—	134
Dividends ($0.64 per share)	—	—	—	—	—	(6,757)	—	—	(6,757)
Net income	—	—	—	—	4,297	—	—	—	4,297

Balances, December 31, 2010	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$4,297	$6,761	$9,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12	25	27
Permanent impairments on retained interests in transferred assets	—	552	521
Impairment losses	325	—	—
Gains on foreclosure and sales of real estate	(78)	(1,195)	(784)
Deferred income taxes	(645)	(256)	47
Provision for loan losses, net	641	989	439
Unrealized premium adjustment	1,501	(23)	(10)
Amortization and accretion, net	219	(402)	(335)
Share-based compensation	134	151	129
Capitalized loan origination costs	(316)	(239)	(207)
Loans funded, held for sale	(27,602)	(24,384)	(8,397)
Proceeds from sale of guaranteed loans	—	24,996	4,059
Principal collected on loans	427	—	—
Loan fees remitted, net	(20)	(65)	(8)
Change in operating assets and liabilities:
Borrower advances	1,104	(451)	(247)
Accounts payable and accrued expenses	272	(749)	926
Other liabilities	(54)	(140)	(202)
Other assets	(321)	290	205

Net cash provided by (used in) operating activities	(20,104)	5,860	5,969

Cash flows from investing activities:
Loans funded	(10,838)	(6,051)	(26,190)
Principal collected on loans receivable	20,572	14,640	37,967
Principal collected on retained interests in transferred assets	200	308	532
Investment in retained interests in transferred assets	—	(559)	(2,820)
Principal collected on mortgage-backed security of affiliate	—	162	104
Purchase of furniture, fixtures, and equipment	—	(5)	—
Proceeds received from sales of real estate owned, net	2,373	—	—
Investment in unconsolidated subsidiary	(1,024)	—	—
Release of (investment in) restricted cash and cash equivalents, net	(1,024)	1,181	2,842

Net cash provided by investing activities	10,259	9,676	12,435

Cash flows from financing activities:
Purchase of treasury shares	—	(1,076)	(594)
Proceeds from issuance of common shares	11	—	—
Proceeds from (repayment of) revolving credit facility, net	(9,200)	300	22,700
Repayment of conduit facility, net	—	—	(23,950)
Payment of principal on structured notes payable	(5,404)	(5,817)	(7,205)
Proceeds from secured borrowings — government guaranteed loans	28,445	—	—
Payment of principal on secured borrowings — government guaranteed loans	(427)	—	—
Redemption of redeemable preferred stock of subsidiary	(2,000)	(2,000)	—
Payment of borrowing costs	—	(30)	—
Payment of dividends	(6,776)	(9,681)	(10,234)

Net cash provided by (used in) financing activities	4,649	(18,304)	(19,283)

Net decrease in cash and cash equivalents	(5,196)	(2,768)	(879)

Cash and cash equivalents, beginning of year	7,838	10,606	11,485

Cash and cash equivalents, end of year	$2,642	$7,838	$10,606

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
At December 31, 2009, we had two off-balance sheet securitizations: PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and PMC Capital L.P. 1998-1 (the “1998 Partnership”). Due to a change in accounting rules, these qualified special purpose entities (“QSPEs”) were consolidated beginning January 1, 2010. The following table summarizes the assets and liabilities of the 2000 Joint Venture and the 1998 Partnership (which represents a non-cash transaction) which were previously included as retained interests in transferred assets (“Retained Interests”):

January 1,
2010
(In thousands)
Loans receivable, net	$27,752
Restricted cash and cash equivalents	3,396
Other assets	168

Total assets	$31,316

Structured notes payable (1)	$19,524
Other liabilities	58

Total liabilities	$19,582

(1)	Included $254 held by PMC Commercial which was eliminated in consolidation.
Recently Issued Accounting Pronouncements
ASC topic 860 (formerly FASB No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) was issued in June 2009. ASC 860 amended the accounting guidance for transfers of financial assets including (1) eliminating the concept of QSPEs for prospective securitizations, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. ASC 860 was effective for interim and annual reporting periods beginning after November 15, 2009. This standard affected our accounting for secondary market loan transactions beginning on January 1, 2010, the date we adopted the standard. We are required to treat certain legally sold portions of loans (those sold for excess spread and those sold for excess spread and a 10% cash premium) as secured borrowings for the life of the loan. The impact to our consolidated balance sheet was to reflect the government guaranteed portion of our SBA 7(a) loans as loans receivable and secured borrowings for these legally sold portions of our loans. For statement of cash flow purposes, proceeds received from the sale of the guaranteed portion of SBA 7(a) loans are reflected as a financing activity; whereas previously these proceeds were reflected as operating activities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC topic 810 (formerly FASB No. 167, “Amendments to FASB Interpretation No. 46(R)”) was issued in June 2009. ASC 810 required an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from that entity that could potentially be significant to the variable interest entity. ASC 810 was effective for interim and annual reporting periods beginning after November 15, 2009. Our off-balance sheet securitizations were consolidated beginning January 1, 2010, the date we adopted the standard. Determining the carrying amounts of the assets and liabilities of the securitizations was not practicable and the assets of the securitizations can only be used to settle obligations of the securitizations; therefore, the unpaid principal balance method was used to recognize assets and liabilities of the securitizations. The difference of approximately $466,000 between the net amounts added to our consolidated balance sheet as assets and liabilities and our Retained Interests was recognized as a cumulative effect adjustment in our beneficiaries’ equity. Unrealized appreciation of Retained Interests of $265,000 was reversed in conjunction with the consolidation; therefore, the net effect to our beneficiaries’ equity was an increase of approximately $201,000.
ASC topic 310 was issued in July 2010. ASC 310 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. ASC 310 was effective for interim and annual reporting periods ending on or after December 15, 2010.
Loans Receivable, net
We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less net loan origination fees, discounts and loan loss reserves. For loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a)”) upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan.
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
Real Estate Owned (“REO”)
REO consists of properties acquired by foreclosure in partial or total satisfaction of non-performing loans. REO in satisfaction of a loan is recorded at estimated fair value less costs to sell at the date of foreclosure. Any excess of the carrying value of the loan over the estimated fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value is recorded as gain on foreclosure within discontinued operations when title to the property is obtained. Subsequent to foreclosure, REO is valued at the lower of cost or market. Any impairment losses are recorded within discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retained Interests
Historically, Retained Interests primarily represented the subordinate interest in QSPEs created in conjunction with structured loan sale transactions. Retained Interests are carried at estimated fair value, with realized gains and permanent impairments included in net income and unrealized gains and losses recorded in beneficiaries’ equity. The estimated fair value of our Retained Interests is based on estimates of the present value of future cash flows we expect to receive. Effective January 1, 2010, Retained Interests consists solely of the remaining value attributable to any excess spread between the interest rate due to us from our borrowers and the rate payable to the purchaser of the guaranteed portion of the note and the required minimum servicing spread on secondary market loan sales completed prior to January 1, 2010.
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
Restricted Cash and Cash Equivalents
Represents the collection and cash reserve accounts required to be held on behalf of the structured noteholders as collateral pursuant to the securitization transaction documents. Cash reserve accounts may be required to be used to repay the structured noteholders pursuant to the transaction documents.
Deferred Borrowing Costs
Costs incurred in connection with the issuance of debt are being amortized to expense over the life of the related obligation using the effective interest method. Deferred borrowing costs are included in other assets on our consolidated balance sheets.
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
Revenue Recognition Policies
Interest Income
Interest income includes interest earned on loans and our short-term investments and the amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned with the accrual of interest suspended when the related loan becomes a non-accrual loan. A loan receivable is generally classified as non-accrual (a “Non-Accrual Loan”) if (1) it is past due as to payment of principal or interest for a period of 60 days or more, (2) any portion of the loan is classified as doubtful or is charged-off or (3) if the repayment in full of the principal and/or interest is in doubt. Generally, loans are charged-off when management determines that we will be unable to collect any remaining amounts due under the loan agreement, either through liquidation of collateral or other means. Interest income on a Non-Accrual Loan is recognized on either the cash basis or the cost recovery basis.
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
Income from Retained Interests
The income from our Retained Interests represents the accretion (recognized using the effective interest method) on our Retained Interests which was determined based on estimates of future cash flows.
Other Income
Other income consists primarily of premium income, servicing income, prepayment fees and other loan related income. Historically, premium income represented the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Program and the principal balance (cost) allocated to the loan. The sale price included the value attributable to any excess servicing spread retained by us plus any cash received. Effective January 1, 2010, premium income is only recognized on the sale of loans sold solely for a cash premium and minimum required 1% servicing spread. Servicing income represents the fees we receive for servicing loans of the sold portion of our SBA 7(a) loans and is recognized as revenue when the services are performed. Prepayment fees are recognized as revenue when loans are prepaid. Late fees and other loan related fees are recognized as revenue when chargeable, assuming collectibility is reasonably assured.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involved determination of loan loss reserves and valuation of our real estate owned.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income or cash flows.
Note 2. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Commercial mortgage loans, pledged to revolving credit facility	$124,065	$135,331
Commercial mortgage loans, subject to structured notes payable	40,514	19,806
SBIC commercial mortgage loans	31,289	27,854
SBA 7(a) loans, subject to secured borrowings	20,326	—
SBA 7(a) loans	18,673	15,256

Total loans receivable	234,867	198,247
Less:
Deferred commitment fees, net	(40)	(348)
Loan loss reserves	(1,609)	(1,257)

Loans receivable, net	$233,218	$196,642

Commercial mortgage loans, pledged to revolving credit facility
Represents loans of PMC Commercial Trust which collateralize our $30 million revolving credit facility.
Commercial mortgage loans, subject to structured notes payable
Represents loans contributed to special purpose entities in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable includes these loans.
SBIC commercial mortgage loans
Loans originated by our Small Business Investment Company (“SBIC”) subsidiaries.
SBA 7(a) loans, subject to secured borrowings
Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings — government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) loans
Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or legally sold. The balance is net of Retained Loans Discounts of $1.3 million and $1.5 million at December 31, 2010 and 2009, respectively.
Concentration Risks
We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2010, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
At December 31, 2010, 19% of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2010. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing greater than 5% of our loans receivable (approximately 6%) at December 31, 2010. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.
Aging
The following table represents an aging of our loans receivable at December 31, 2010. This table does not include our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal.

			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$196,539	91.6%	$178,592	91.2%	$17,947	96.1%
Between 30 and 59 days delinquent	4,877	2.3%	4,664	2.4%	213	1.1%
Between 60 and 89 days delinquent	5,576	2.6%	5,253	2.7%	323	1.7%
Over 89 days delinquent (2)	7,549	3.5%	7,359	3.8%	190	1.0%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

(1)
Includes $9.0 million of loans which are current under agreements which provide for interest only payments during a short period of time (not more than six months remaining) in exchange for additional collateral. Of this, $7.2 million relates to an affiliated group of obligors described above.

(2)
Includes $6.3 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings. In addition, the collateral underlying $1.1 million of loans included in the over 89 days delinquent category are in the foreclosure process.

Loan Loss Reserves
We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry (and further the limited service segment of the hospitality industry), our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the specifically identified exposure to loss to establish the specifically identified reserve for that loan.
Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	December 31,
	2010						2009
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%	Amount	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%	$177,130	89.3%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%	17,593	8.9%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%	443	0.2%
Doubtful	912	0.4%	647	0.3%	265	1.4%	3,081	1.6%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%	$198,247	100.0%

At December 31, 2010 and 2009, we had loan loss reserves of $1,609,000 and $1,257,000, respectively, including general loan loss reserves of $1,100,000 and $650,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding SBA 7(a) loans receivable, subject to secured borrowings) was 0.46% and 0.57% during 2010 and 2009, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
During the five-year period ended December 31, 2010, our aggregate provision for loan losses, net, was approximately $2.3 million or 25 basis points per year based on the five-year average of our loans receivable. Our total loan loss reserves and general loan loss reserves as a percentage of our outstanding portfolio (excluding SBA 7(a) loans receivable, subject to secured borrowings) were approximately 73 basis points and 50 basis points, respectively, at December 31, 2010.
The activity in our loan loss reserves was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning of year	$1,257	$480	$42
Provision for loan losses	1,019	1,076	488
Reduction of loan losses	(378)	(87)	(36)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	184	—	—
Principal balances written-off	(473)	(212)	(14)

Balance, end of year	$1,609	$1,257	$480

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired Loan Data
Information on those loans considered to be impaired loans (loans for which it is probable that the lender will be unable to collect all amounts due based on the original contractual terms of the loan) was as follows:

	At December 31,
	2010
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2009
	(In thousands)
Impaired loans requiring reserves	$687	$419	$268	$3,132
Impaired loans expected to be fully recoverable	228	228	—	228

Total impaired loans	$915	$647	$268	$3,360

	Years Ended December 31,
	2010
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2009	2008
	(In thousands)
Average impaired loans	$4,317	$3,558	$759	$5,661	$2,404

Interest income on impaired loans	$114	$89	$25	$83	$163

Our recorded investment in Non-Accrual Loans at December 31, 2010 of $12,275,000 was comprised of $519,000 of SBA 7(a) loans and $11,756,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2009 was $3,151,000. The collateral securing the majority of our Non-Accrual Loans was in the process of foreclosure or bankruptcy proceedings at December 31, 2010 and 2009. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2010 or 2009.
Additional Credit Quality Indicator
The year of origination for our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) were as follows:

			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)

1991 to 1999	$36,405	17.0%	$35,057	17.9%	$1,348	7.2%
2000 to 2004	56,497	26.3%	53,739	27.4%	2,758	14.8%
2005 to 2007	79,118	36.9%	77,773	39.7%	1,345	7.2%
2008 to 2010	42,521	19.8%	29,299	15.0%	13,222	70.8%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

We consider loan origination dates to be a credit quality indicator of our portfolio. Loans originated from 1991 to 1999 are heavily seasoned; thus typically representing a smaller risk in terms of loss upon liquidation due to paydowns of principal. For loans originated during 2005 to 2007, the businesses collateralizing these loans (within a short period of time following closing of the loans) were subject to extreme conditions including a recession and resulting decrease in property values and performance. Industry performance, while improving, has not yet reached pre-recession levels. The majority of our loan receivable which were over 89 days delinquent at December 31, 2010 were originated from 2005 to 2007.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Retained Interests:
Our Retained Interests consisted of the following:

	At December 31, 2010
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$1,010	$1,010	$734

	$—	$—	$1,010	$1,010	$734

	At December 31, 2009
	Estimated Fair Value
	OC Piece	Reserve Fund	IO Receivable	Total	Cost
	(In thousands)

First Western	$—	$—	$994	$994	$934
1998 Partnership (1)	280	1,012	101	1,393	1,355
2000 Joint Venture (1)	8,495	1,409	236	10,140	9,913

	$8,775	$2,421	$1,331	$12,527	$12,202

(1)	Effective January 1, 2010, due to a change in accounting rules, we now consolidate the assets and liabilities of the 1998 Partnership and the 2000 Joint Venture.
The SBA guaranteed portions of our loans receivable sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) when each individual loan becomes fully funded. Our SBA 7(a) subsidiary has Retained Interests related to the sale of loans originated pursuant to the SBA 7(a) program prior to January 1, 2010. Effective January 1, 2010, based on a change in accounting rules, we no longer record additions to Retained Interests.
On Secondary Market Loan Sales prior to January 1, 2010, to the extent we retained an excess spread between the interest rate due to us from our borrowers and the rate payable to the purchaser of the guaranteed portion of the note and the required minimum servicing spread (“Excess Spread”), we established Retained Interests. In determining the estimated fair value of our Retained Interests related to Secondary Market Loan Sales completed prior to January 1, 2010, our assumptions at December 31, 2010 included a prepayment speed of 15% per annum and a discount rate of 13.8%.
The following sensitivity analysis of our Retained Interests at December 31, 2010 highlights the volatility that results when loan losses and discount rates are different than our assumptions:

	Estimated
	Fair
Changed Assumption	Value	Asset Change (1)
	(In thousands)
Prepayments increase by 500 basis points per annum	$877	$(133)
Prepayments increase by 1000 basis points per annum	$776	$(234)
Discount rates increase by 300 basis points	$941	$(69)
Discount rates increase by 500 basis points	$899	$(111)

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
Note 4. Other Assets:
Other assets consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Investment in VIE’s (1)	$2,183	$1,122
Deferred tax asset, net (2)	1,039	394
Deferred borrowing costs, net	836	885
Servicing asset, net	758	728
Interest receivable	691	594
Prepaid expenses and deposits	286	343
Other	201	326

	$5,994	$4,392

(1)
During August 2010, we increased our investment in our unconsolidated variable interest entity by repaying its mortgage note of approximately $1.0 million. In January 2011, our lessee exercised the fixed purchase option related to the assets of our unconsolidated variable interest entity. No gain or loss was recorded on the transaction.

(2)	The increase in our deferred tax asset is due primarily to the deferral of gain recognition on Secondary Market Loan Sales due to a change in accounting rules effective January 1, 2010.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value at		Coupon Rate at		Loans at
	December 31, (1)		December 31,		December 31,
	2010	2009	2010	2009	2010
	(Dollars in thousands, except footnotes)

Structured notes payable (2):
2003 Joint Venture	$7,094	$8,291	2.80%	2.79%	4.29	%(3)
2000 Joint Venture	11,724	—	7.28%	NA	9.54%
1998 Partnership	3,339	—	2.25%	NA	4.99%

	22,157	8,291

Junior subordinated notes	27,070	27,070	3.54%	3.53%	NA

Revolving credit facility	13,800	23,000	3.25%	3.25%	NA

Debentures payable	8,177	8,173	5.90%	5.90%	NA

Secured borrowings — government guaranteed loans:
Loans sold for a premium and excess spread (4)	15,664	—	3.87%	NA	5.94%
Loans sold for excess spread	6,101	—	1.58%	NA	5.96%

	21,765	—

Redeemable preferred stock of subsidiary (5)	—	1,975	NA	4.00%	NA

Debt	$92,969	$68,509

(1)	The face amount of debt as of December 31, 2010 and 2009 was $92,982,000 and $68,551,000, respectively.

(2)	Beginning January 1, 2010, due to a change in accounting rules, the 2000 Joint Venture and the 1998 Partnership were consolidated.

(3)	The weighted average rate on the underlying collateral for the 2003 Joint Venture at December 31, 2009 was 4.31%.

(4)	For loans sold for premiums and excess spread, the weighted average coupon rate reflects an adjustment for the cash premium received.

(5)	During March 2010, we redeemed 20,000 shares of $100 par value, 4% cumulative preferred stock of one of our SBICs held by the SBA due in May 2010. No gain or loss was recorded on the redemption.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principal payments on our debt at December 31, 2010 were as follows (face amount):

		Structured
		Notes and
Years Ending		Secured	All Other
December 31,	Total	Borrowings (1)	Debt (2)
	(In thousands)
2011	$17,775	$3,975	$13,800
2012	4,229	4,229	—
2013	8,631	4,441	4,190
2014	4,578	4,578	—
2015	8,739	4,739	4,000
Thereafter	49,030	21,960	27,070

	$92,982	$43,922	$49,060

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

(2)	Represents the revolving credit facility, junior subordinated notes and SBIC debentures payable.
Structured notes payable
Structured notes payable are collateralized by the loans of the securitizations. Repayment of their principal is based on collections of principal on the underlying loans receivable. We have no obligation to pay these notes, nor do the noteholders have any recourse against our assets (other than the underlying loans receivable and restricted cash of the securitzations).
Junior subordinated notes
The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25%. The Junior Subordinated Notes may be redeemed at par at our option. Interest payments are due on a quarterly basis.
Revolving credit facility
PMC Commercial has a collateralized revolving credit facility which provides credit availability up to $30 million which expires on December 31, 2011. The facility is collateralized by the loans of PMC Commercial and the common stock of our SBA 7(a) subsidiary. Our SBA 7(a) subsidiary was added as a borrower under the revolving credit facility during December 2010 with a borrowing availability of up to $7.5 million (included within the total availability of $30 million). We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender or 300 basis points over LIBOR. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants, the most restrictive of which provides for a maximum amount of non-performing loans and real estate owned as defined in the agreement. The maximum problem assets cannot exceed 15% of beneficiaries’ equity calculated on a quarterly basis. In addition, we have (1) a covenant that limits our ability to pay out returns of capital as part of our dividends and (2) a minimum equity requirement of $145 million. At December 31, 2010, we were in compliance with the covenants of this facility.
SBIC debentures payable
SBIC debentures represent amounts due to the SBA and have semi-annual interest only payments until maturity.
Secured borrowings — government guaranteed loans
Secured borrowings — government guaranteed loans represents legally sold SBA 7(a) loans which are treated as secured borrowings if the loans were sold for excess spread or if the loans were sold for excess spread and a cash premium. Excess spread represents the difference between the interest rate due to us from our borrower and the rate payable to the purchaser of the guaranteed portion of the loan and servicing costs. To the extent secured borrowings include cash premiums, these premiums will be amortized as a reduction to interest expense over the life of the loan using the interest method.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Paid
During 2010, 2009 and 2008 interest paid was $3,791,000, $2,669,000, and $3,919,000, respectively.
Note 6. Cumulative Preferred Stock of Subsidiary:
One of our SBICs has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA. Our SBIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 when acquired in 2004. Dividends of $90,000 were recognized on the 3% Preferred Stock during both 2010 and 2009 and are reflected in our consolidated statements of income as interest expense.
Note 7. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was approximately 10,554,000, 10,573,000 and 10,767,000 for the years ended December 31, 2010, 2009 and 2008, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 16,000 shares during 2010 for the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share during 2009 or 2008 as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase approximately 77,000, 90,000 and 59,000 common shares during 2010, 2009 and 2008, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 8. Dividends Paid and Declared:
During 2010, our dividends were declared as follows:

		Amount
Record Date	Date Paid	Per Share	Type
March 31, 2010	April 12, 2010	$0.16	Regular
June 30, 2010	July 12, 2010	0.16	Regular
September 30, 2010	October 12, 2010	0.16	Regular
December 31, 2010	January 10, 2011	0.16	Regular

		$0.64

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following reconciles net income to REIT taxable income:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net income	$4,297	$6,761	$9,806
Book/tax difference on depreciation	(53)	(56)	(60)
Book/tax difference on gains related to real estate	387	(1,110)	(784)
Book/tax difference on Retained Interests, net	—	(212)	57
Impairment losses	317	—	—
Severance accrual (payments)	(33)	(1,435)	1,596
Book/tax difference on amortization and accretion	(102)	(232)	(345)
Loan valuation	(241)	497	430
Other book/tax differences, net	(121)	(38)	(177)

Subtotal	4,451	4,175	10,523

Adjustment for taxable REIT subsidiaries net loss (income), net of tax	340	413	(587)
Dividend distribution from taxable REIT subsidiary	300	—	2,000

REIT taxable income	$5,091	$4,588	$11,936

Distributions declared	$6,756	$7,445	$10,908

Basic weighted average common shares outstanding	10,554	10,573	10,767

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2010		2009		2008
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Non-qualified dividends	$0.568	88.75%	$0.705	100.00%	$0.829	81.67%
Qualified dividends	0.028	4.38%	—	—	0.186	18.33%
Non-taxable return of capital	0.044	6.88%	—	—	—	—

	$0.640	100.00%	$0.705	100.00%	$1.015	100.00%

In order to meet our taxable income distribution requirements, we may make an election under the Code to treat a portion of the distributions declared and paid in the current year as distributions of the prior year’s taxable income. Dividends of approximately $1.4 million paid during 2010 were used to satisfy our 2009 dividend distribution requirement and approximately $4.3 million paid during 2009 were used to satisfy our 2008 dividend distribution requirement.
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax provision (benefit) related to the TRS’s consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Federal:
Current provision	$514	$89	$272
Deferred provision (benefit)	(645)	(256)	47

Income tax provision (benefit)	$(131)	$(167)	$319

The provision (benefit) for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to net income (loss) computed at Federal statutory rates to income tax provision (benefit) was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Income (loss) before income taxes for TRS’s	$(471)	$(580)	$906

Expected Federal income tax provision (benefit)	$(160)	$(198)	$307
Preferred dividend of subsidiary	31	31	31
Other adjustments	(2)	—	(19)

Income tax provision (benefit)	$(131)	$(167)	$319

We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2007 through 2009 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded.
The components of our net deferred tax asset were as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Secured borrowings — government guaranteed loans	$489	$—
Retained Interests	315	228
Servicing asset	164	24
Loans receivable	42	126
Net operating losses	28	27
Real estate owned	3	—

Total gross deferred tax assets	1,041	405

Deferred tax liabilities:
Discounts on redeemable preferred stock of subsidiary and debentures payable	2	11

Total gross deferred tax liabilities	2	11

Deferred tax asset, net	$1,039	$394

Net operating loss carryforwards at December 31, 2010 were generated by two TRS’s and are available to offset future taxable income of these TRS’s. The net operating loss carryforwards expire from 2027 to 2030.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We paid approximately $538,000, $109,000 and $235,000 in income taxes during 2010, 2009 and 2008, respectively.
Note 10. Other Income:
Other income consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Premium income (1)	$709	$1,343	$223
Prepayment fees	378	126	771
Servicing income	344	370	469
Other loan related income	226	224	369
Equity in earnings of VIEs	106	76	94
Other	—	86	286

	$1,763	$2,225	$2,212

(1)
Premium income results from the sale of the government guaranteed portion of our SBA 7(a) loans pursuant to Secondary Market Loan Sales. Effective January 1, 2010, we no longer record premium income for loans sold for solely excess spread or loans sold for excess spread and a 10% cash premium.

Note 11. Discontinued Operations:
Our discontinued operations consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Gains on sales of real estate	$78	$721	$784
Gain on foreclosure	—	389	—
Net operating losses	(298)	(406)	—
Impairment losses	(325)	—	—

Discontinued operations	$(545)	$704	$784

Gains on sales of real estate represent gains on the sales of hotel properties and income recognition of previously unamortized gains. We also had a gain on the sale of REO acquired through foreclosure of $76,000 during 2010.
Gain on foreclosure represents the initial adjustment of the carrying value to the estimated fair value of our REO upon foreclosure. During 2009, the estimated fair value after selling costs of the collateral underlying a limited service hospitality property included in REO on our consolidated balance sheet was in excess of its cost.
Net operating losses represent the net of revenues and expenses of our REO. During 2010, these losses resulted primarily from our hospitality properties included in REO. During 2009, net operating losses represent primarily the net losses related to a golf course.
Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During 2010, we recorded an impairment loss of $203,000 related to a full service hospitality property owned by the 2003 Joint Venture and an impairment loss of $114,000 related to a retail establishment due to declines in their market potential.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13. Profit Sharing Plan:
We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $216,000, $199,000 and $207,000 was expensed during 2010, 2009 and 2008, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.
Note 14. Share-Based Compensation Plans:
At December 31, 2010, we had options outstanding under share-based compensation plans. The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders.
Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms. A summary of the status of our stock options as of December 31, 2010, 2009 and 2008 and the changes during the years ended on those dates are as follows:

	2010		2009		2008
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	89,650	$11.77	74,650	$12.46	101,651	$13.65
Granted	26,500	$8.35	15,000	$8.35	20,000	$7.65
Forfeited	—	—	—	—	(25,448)	$12.86
Exercised	(1,500)	$7.65	—	—	—	—
Expired	(23,900)	$14.54	—	—	(21,553)	$13.12

Outstanding and exercisable, December 31	90,750	$10.11	89,650	$11.77	74,650	$12.46

Weighted-average fair value per share of stock options granted during the year	$1.24		$0.71		$0.30

The market price of our Common Shares at December 31, 2010 is greater than certain of our share option exercise prices (55,500 shares). The intrinsic value of these share options outstanding and exercisable at December 31, 2010 was approximately $17,000.
Upon notification of intent to exercise stock options, our policy is to first verify that the options are exercisable, then to contact our transfer agent instructing them to issue new shares and then to collect the cash proceeds.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	1.23%	1.91%	3.39%
Expected Dividend Yield	7.66%	8.44%	11.44%
Expected Volatility	40.29%	28.04%	20.19%
Forfeiture Rate	10.00%	10.00%	5.00%
The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility, dividend yield and forfeiture rates. We recorded compensation expense of $33,000, $11,000 and $6,000 during 2010, 2009 and 2008, respectively, related to these option grants.
The following table summarizes information about share options outstanding at December 31, 2010:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contract Life	Exercise
Exercise Prices	Outstanding	(in years)	Price
$7.65 to $8.35	55,500	3.74	$8.17
$12.72 to $14.01	35,250	0.80	$13.17

$7.65 to $14.01	90,750	2.59	$10.11
A summary of our restricted shares as of December 31, 2010, 2009 and 2008 and the changes during the years ended on those dates are as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Balance, January 1	17,416	$8.14	13,200	$9.05	10,450	$13.66
Granted	13,100	$8.35	18,400	$8.35	16,500	$7.65
Vested	(15,050)	$8.11	(14,184)	$9.25	(12,150)	$7.84
Forfeited	(3,400)	$8.35	—	—	(1,600)	$11.23

Balance, December 31	12,066	$8.35	17,416	$8.14	13,200	$9.05

The restricted share awards vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $101,000, $140,000 and $123,000 during 2010, 2009 and 2008, respectively, related to our restricted share issuances. At December 31, 2010, there was $47,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Supplemental Disclosure of Cash Flow Information:
Our non-cash activities were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Consolidation of loans receivable (1)	$—	$32,563	$13,760

Reclassification from loans receivable to real estate owned	$4,040	$4,948	$—

Reclassifications reducing secured borrowings — government guaranteed loans and loans receivable, net	$7,692	$—	$—

Reclassification from Retained Interests to loans receivable — PMC Capital, L.P. 1999-1	$—	$—	$7,596

Loans receivable originated to facilitate sales of real estate owned	$3,325	$—	$—

(1)
In addition, as described in Note 1, effective January 1, 2010, we are now consolidating the assets and liabilities of the 2000 Joint Venture and the 1998 Partnership, representing non-cash transactions. Previously, the 2000 Joint Venture and the 1998 Partnership were reflected as Retained Interests.

Note 16. Fair Values of Financial Instruments:
At December 31, 2010, Retained Interests was our only asset that was required to be measured at fair value on a recurring basis. No liabilities were required to be measured at fair value on a recurring basis. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations may vary substantially, or in which little information is released publicly). There is little or no market information for our Retained Interests, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value when observable inputs are not available. These inputs include our expectations about the assumptions that market participants would use in pricing the asset in a current transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We used Level 3 inputs to determine the estimated fair value of our Retained Interests. The following is activity for our Retained Interests:

	Years Ended
	December 31,
	2010	2009
	(In thousands)
Value as of beginning of period	$12,527	$33,248
Accretion (1)	—	302
Repurchases/Consolidation (2)	(11,734)	(21,129)
Investments	—	1,261
Principal collections	(200)	(308)
Realized gains included in net income (3)	(24)	(89)
Cumulative effect adjustment (4)	201	—
Permanent impairments	—	(552)
Unrealized appreciation (depreciation)	240	(206)

Value as of end of period	$1,010	$12,527

Cost at end of period	$734	$12,202

(1)	Represents accretion of income in excess of principal collections, included within income from Retained Interests.

(2)
During 2010, represents the consolidation of the 2000 Joint Venture and the 1998 Partnership based upon a change in accounting rules effective January 1, 2010. During 2009, represents the repurchase of a securitization and consolidation of a securitization based upon attainment of the “clean-up” call option.

(3)	Included within income from retained interests in transferred assets.

(4)
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

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis. These adjustments to fair value usually result in the recognition of loan loss reserves on individual loans and valuation reserves on REO based on the estimated fair value.
For impaired loans measured at fair value on a nonrecurring basis during 2010 and 2009 the following table provides the carrying value of the related individual assets at year end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at		Provision for
	December 31,		Loan Losses (2)
	2010	2009	2010	2009
	(In thousands)
Impaired loans (1)	$696	$2,996	$160	$334

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For REO, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or market thereafter. We used Level 3 inputs to determine the estimated fair value of our REO. The carrying value of our REO is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value of the collateral, tax assessed value and market environment.
The following is activity for our REO:

	Years Ended
	December 31,
	2010	2009
	(In thousands)
Value as of beginning of period	$5,479	$—
Foreclosures	4,040	5,479
Sales	(5,717)	—
Impairment losses	(325)	—

Value as of end of period	$3,477	$5,479

Included within our REO is a full service hospitality property with a carrying value and estimated fair value of $1,046,000 which is owned by the 2003 Joint Venture.
The estimated fair values of our financial and non-financial instruments were as follows:

	December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$233,218	$228,821	$196,642	$189,419
Retained Interests	1,010	1,010	12,527	12,527
Cash and cash equivalents	2,642	2,642	7,838	7,838
Restricted cash and cash equivalents	5,786	5,786	1,365	1,365

Liabilities:
Structured notes and SBIC debentures payable	30,334	30,781	16,464	16,238
Secured borrowings — government guaranteed loans	21,765	21,765	—	—
Redeemable preferred stock of subsidiary	—	—	1,975	2,000
Revolving credit facility	13,800	13,800	23,000	23,000
Junior Subordinated Notes	27,070	22,310	27,070	14,626
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
Restricted cash and cash equivalents: Restricted cash and cash equivalents represent our collection and reserve accounts of the securitizations. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection account, (2) the majority of our reserve accounts can be used at any time in conjunction with the exercise of our “clean-up” call options and (3) the reserve accounts providing collateral value at their current carrying amounts to the structured noteholders.
Structured notes and SBIC debentures payable and Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.
Secured borrowings — government guaranteed loans: The estimated fair value approximates cost as the loans were sold in current third-party transactions.
Redeemable preferred stock of subsidiary: The face amount was a reasonable estimation of fair value due to the short duration to maturity.
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the short duration to maturity.
Note 17. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $16.5 million at December 31, 2010, all of which were for prime-based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which (75% to 90% of each individual loan) may be sold pursuant to Secondary Market Loan Sales. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. Future minimum lease payments under this lease are $187,000.
Rent expense amounted to approximately $168,000, $186,000 and $175,000 during 2010, 2009 and 2008, respectively.
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
Other
If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our SBLC, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency would be material to the financial statements if asserted.
Pursuant to SBA rules and regulations, distributions from our SBLC and SBICs are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2010, dividends of approximately $1.1 million were available for distribution.

Schedule II
PMC COMMERCIAL TRUST AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Additions
	Balance at	Charged to					Balance at
	beginning	costs and					end
Description	of period	expenses	Acquired		Deductions		of period
Year ended December 31, 2008:
					$(14	)(1)
					(36	)(2)

Loan Loss Reserves	$42	$488	$—		$(50)		$480

Year ended December 31, 2009:
					$(212	)(1)
					(87	)(2)

Loan Loss Reserves	$480	$1,076	$—		$(299)		$1,257

Year ended December 31, 2010:
					$(473	)(1)
					(378	)(2)

Loan Loss Reserves	$1,257	$1,019	$184	(3)	$(851)		$1,609

(1)	Principal written-off.

(2)	Represents previously recorded loan loss reserves which were reversed due to reductions in expected losses on loans.

(3)	Represents reserves of our special purposes entities which were consolidated beginning January 1, 2010.

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010
(Dollars in thousands, except footnotes)
Conventional Loans — States 2% or greater (1)(2):

									Principal amount
Geographic	Number					Final	Carrying		of loan subject to
Dispersion of	of	Size of Loans		Interest Rate		Maturity	Amount of		delinquent principal
Collateral	Loans	From	To	Variable	Fixed	Date	Mortgage		or “interest”
Texas	29	$0	$1,000	3.79% to 6.00%	7.00% to 10.78%	6/12/11–2/25/24	$12,532		$—
Texas (3)	11	$1,000	$2,000	3.04% to 5.25%	6.50% to 10.25%	5/01/21–11/18/30	13,607		2,755
Texas	3	$2,000	$3,000	3.54%	8.35%	11/29/26–12/4/26	7,029		—
Texas	3	$3,000	$4,000	2.79%	8.25% to 8.35%	11/29/26–12/13/27	9,437		—

Virginia (4)	4	$1,000	$2,000	4.29%	8.90% to 10.25%	11/30/18–2/28/23	6,062		—
Virginia (5)	2	$2,000	$3,000	4.29% to 5.75%	NA	1/30/23–6/29/24	5,286		—
Virginia (6)	1	$3,000	$4,000	3.42%	NA	3/27/27	3,078		—
Virginia	1	$5,000	$6,000	3.29%	NA	1/31/28	5,948		—

Arizona	6	$0	$1,000	4.25% to 4.54%	9.25% to 9.31%	7/16/13–7/29/25	4,031		—
Arizona	4	$1,000	$2,000	4.79%	9.25% to 10.00%	7/8/19–9/29/24	5,739		—
Arizona	2	$2,000	$3,000	4.29%	NA	10/13/25–12/21/25	4,886		—
Arizona	1	$4,000	$5,000	3.29%	NA	1/30/28	4,825		—

Ohio	1	$0	$1,000	5.29%	NA	11/8/12	72		—
Ohio	4	$1,000	$2,000	3.29% to 4.29%	NA	10/27/25–5/4/27	5,951		—
Ohio	2	$2,000	$3,000	3.29%	8.28%	10/30/26–4/21/28	5,090		—
Ohio	1	$3,000	$4,000	3.29%	NA	4/21/28	3,027		—

Alabama (7)	4	$0	$1,000	3.75%	5.25% to 9.50%	11/21/17–11/21/20	2,129		—
Alabama	1	$1,000	$2,000	4.54%	NA	3/1/22	1,764		—
Alabama	2	$2,000	$3,000	4.29%	NA	3/1/26–10/1/26	5,338		—

Florida	1	$0	$1,000	3.42%	NA	11/1/25	190		—
Florida	2	$1,000	$2,000	4.04%	9.40%	9/2/18–10/1/26	2,948		—
Florida	2	$2,000	$3,000	3.42%	8.24%	1/1/24–11/1/25	5,188		—

Michigan	3	$0	$1,000	3.17% to 4.25%	NA	12/1/12–4/30/27	1,922		—
Michigan	4	$1,000	$2,000	3.17% to 7.25%	NA	2/10/26–8/23/30	6,173		—

Oregon	3	$0	$1,000	NA	9.00% to 9.90%	2/2/18–6/13/21	1,965		—
Oregon	2	$2,000	$3,000	4.54% to 7.25%	NA	9/8/25–5/13/30	4,658		—

North Carolina	5	$0	$1,000	3.79% to 4.54%	9.50% to 9.85%	12/20/16–1/23/23	3,616		823
North Carolina	2	$1,000	$2,000	4.29% to 4.79%	NA	6/11/21–5/5/23	2,699		—

California	4	$0	$1,000	4.29% to 4.54%	8.90% to 9.00%	7/10/18–12/28/24	2,330		—
California	1	$1,000	$2,000	4.04%	NA	12/13/26	1,633		—
California	1	$2,000	$3,000	4.75%	NA	12/12/26	2,046		—

Georgia	4	$0	$1,000	4/25% to 4.54%	9.25% to 10.25%	12/26/17–10/19/21	2,327		—
Georgia	2	$1,000	$2,000	3.79%	8.75%	12/14/27–12/1/29	3,029		—

Iowa	1	$1,000	$2,000	4.04%	NA	5/30/26	1,698		—
Iowa	1	$2,000	$3,000	4.29%	NA	5/12/23	2,380		—

Pennsylvania (8)	1	$0	$1,000	5.29%	NA	12/29/15	394		394
Pennsylvania	1	$1,000	$2,000	4.29%	NA	9/29/25	1,057		—
Pennsylvania	1	$2,000	$3,000	NA	10.25%	6/22/20	2,601		—

Other	23	$0	$1,000	4.29% to 7.00%	7.25% to 10.25%	8/20/14–8/30/35	14,590		228
Other (9)	12	$1,000	$2,000	2.79% to 4.79%	8.88% to 9.78%	8/18/18–11/24/27	17,140		3,042
Other (10)	4	$2,000	$3,000	3.79% to 7.00%	NA	2/7/23–8/30/35	8,700		—
General Reserve							(1,000)

	162						$194,115	(11)	$7,242

Footnotes:

(1)	Approximately 93.8% of our loans are collateralized by hotels.

(2)	There are four loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.

(3)	Includes two loans with a face value of $2,834,000 and valuation reserves of $67,000.

(4)	Includes two loans with a face value of $3,802,000 and valuation reserves of $33,000.

(5)	Includes a loan with a face value of $2,706,000 and a valuation reserve of $22,000.

(6)	Includes a loan with a face value of $3,160,000 and a valuation reserve of $69,000.

(7)	Includes a loan with a face value of $363,000 and a valuation reserve of $60,000.

(8)	Includes a loan with a face value of $419,000 and a valuation reserve of $25,000.

(9)	Includes a loan with a face value of $1,407,000 and a valuation reserve of $6,000.

(10)	Includes a loan with a face value of $2,131,000 and a valuation reserve of $21,000.

(11)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $195,970,000 (unaudited).

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010
(Dollars in thousands, except footnotes)
SBA 7(a) Loans — States 2% or greater (1) (2):

								Principal amount
	Number				Final	Carrying		of loans subject to
	of	Size of Loans			Maturity	Amount of		delinquent principal
	Loans	From	To	Interest Rate(2)	Date	Mortgages		or “interest”
Texas (3)	39	$0	$500	4.13% to 6.00%	9/29/12–8/27/34	$2,987		$43
Ohio	13	$0	$500	4.25% to 6.00%	5/11/13–9/15/35	1,318		—
Georgia (4)	10	$0	$500	4.25% to 6.00%	3/16/13–6/25/35	1,243		1
Mississippi	2	$0	$500	5.75% to 6.00%	5/18/35–12/8/35	829		—
Indiana	5	$0	$500	4.75% to 6.00%	11/19/19–5/14/36	789		—
Michigan (5)	11	$0	$500	5.25% to 6.00%	9/15/12–12/16/35	782		—
Wisconsin	5	$0	$500	5.00% to 6.00%	4/23/20–3/2/35	757		—
Oklahoma	6	$0	$500	4.75% to 6.00%	9/9/24–11/10/35	674		—
Arizona	4	$0	$500	5.75% to 6.00%	10/28/19–8/12/35	590		—
California	7	$0	$500	4.50% to 6.00%	3/27/14–5/5/35	404		—
Alabama	3	$0	$500	5.00%	7/27/25–1/22/29	385		—
Iowa	2	$0	$500	5.75% to 6.00%	11/26/33–12/17/35	340		—
Kentucky	3	$0	$500	5.00% to 6.00%	7/21/20–9/24/35	340		—
Missouri	4	$0	$500	5.25% to 6.00%	2/20/11–12/14/29	338		—
New Mexico	2	$0	$500	5.75% to 6.00%	8/30/24–11/17/34	316		—
Florida	5	$0	$500	5.75% to 6.00%	6/12/16–11/10/35	300		—
Arkansas	3	$0	$500	5.25% to 6.00%	10/25/11–7/30/26	285		—
Other (6)	31	$0	$500	5.00% to 6.00%	12/5/14–12/22/35	1,598		22
Government guaranteed portions (7)						4,395		—
Secured borrowings (8)						20,533		—
General Reserve						(100)

	155					$39,103	(9)	$66

Footnotes:

(1)	Includes approximately $1,336,000 of loans not secured by real estate. Also includes $418,000 of loans with subordinate lien positions.

(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(3)	Includes five loans with a face value of $903,000, valuation reserves of $91,000, and one loan has a fixed interest rate of 5.50%.

(4)	Includes a loan with a face value of $94,000 and a valuation reserve of $13,000.

(5)	Includes a loan with a face value of $52,000 and a valuation reserve of $1,000.

(6)	Includes five loans with a face value of $1,182,000, valuation reserves of $101,000, and two loans with fixed rates of 5.50% and 5.75%.

(7)
Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(8)	Represents the guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings.

(9)	For Federal income tax purposes, the cost basis of our loans was approximately $18,763,000 (unaudited).

SCHEDULE IV
PMC COMMERCIAL TRUST AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010
(In thousands, except footnotes)

Balance at December 31, 2007		$165,969

Additions during period:
New mortgage loans (1)	55,950

Other — deferral for collection of commitment fees, net of costs	48

Other — accretion of loan fees and discounts	448	56,446

Deductions during period:
Collections of principal	(37,967)

Cost of mortgages sold, net	(4,189)

Other — bad debt expense, net of recoveries	(452)	(42,608)

Balance at December 31, 2008		$179,807

Additions during period:
New mortgage loans (2)	62,998

Other — non cash change in loan	100

Other — deferral for collection of commitment fees, net of costs	304

Other — accretion of loan fees and discounts	213	63,615

Deductions during period:
Collections of principal	(14,642)

Foreclosures	(4,948)

Cost of mortgages sold, net	(26,201)

Other — bad debt expense, net of recoveries	(989)	(46,780)

Balance at December 31, 2009		$196,642

Additions during period:
New mortgage loans (3)	69,701

Other — deferral for collection of commitment fees, net of costs	324

Other — accretion of loan fees and discounts	317	70,343

Deductions during period:
Collections of principal	(20,999)

Foreclosures	(4,040)

Cost of mortgages sold, net (4)	(7,903)

Other — consolidation of loan loss reserves	(184)

Other — bad debt expense, net of recoveries	(641)	(33,767)

Balance at December 31, 2010		$233,218

Footnotes:

(1)	Includes $21,363,000 from the exercise of our “clean-up call” provisions related to the 2001 Joint Venture and the 1999 Partnership.

(2)
Includes $12,570,000 from the exercise of our “clean-up call” provision related to the 2002 Joint Venture and $19,993,000 from the attainment of the “clean-up call” provision related to the 2003 Joint Venture.

(3)
Includes $22,912,000 and $5,024,000 from consolidation of the 2000 Joint Venture and the 1998 Partnership, respectively, due to a change in accounting rules effective January 1, 2010 and two loans totaling $3,325,000 which were originated in connection with sales of real estate owned which did not require cash expenditures.

(4)	Includes $7,692,000 representing reclassifications reducing secured borrowings and loans receivable.

EXHIBIT INDEX

Exhibit
Number		Description
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

3.1	(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1	(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2		Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.2	(a)	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2009).

4.1		Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2		Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3		Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4		Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

E-1

Exhibit
Number	Description
+10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

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

10.9
Amended and Restated Credit Agreement between PMC Commercial Trust and First Western SBLC, Inc. and JPMorgan Chase Bank, National Association, as Administrative Agent, dated December 28, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2011).

+10.13	Form of Executive Employment Contract (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.14
Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.15
Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

E-2

Exhibit
Number	Description
10.16
Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.17	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.18	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.19	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20
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

E-3