Form 10-Q
period 2011-03-31
PMC COMMERCIAL TRUST /TX
filed 2011-05-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of May 3, 2011, the Registrant had outstanding 10,569,554 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable, pledged to revolving credit facility	$121,912	$122,581
Commercial mortage loans receivable, subject to structured notes payable	38,804	40,421
SBIC commercial mortgage loans receivable	30,910	31,113
SBA 7(a) loans receivable, subject to secured borrowings	24,263	20,533
SBA 7(a) loans receivable	17,554	18,570

Loans receivable, net	233,443	233,218
Restricted cash and cash equivalents	5,450	5,786
Real estate owned	3,494	3,477
Cash and cash equivalents	2,937	2,642
Other assets	6,256	7,004

Total assets	$251,580	$252,127

LIABILITIES AND EQUITY
Liabilities:
Debt:
Junior subordinated notes	$27,070	$27,070
Secured borrowings — government guaranteed loans	25,802	21,765
Structured notes payable	20,197	22,157
Revolving credit facility	12,200	13,800
SBIC debentures payable	8,178	8,177

Debt	93,447	92,969
Borrower advances	3,700	3,462
Accounts payable and accrued expenses	2,118	2,678
Dividends payable	1,713	1,712
Deferred gains on property sales	683	685
Other liabilities	38	61

Total liabilities	101,699	101,567

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,105,883 and 11,095,883 shares issued at March 31, 2011 and December 31, 2010, respectively; 10,569,554 and 10,559,554 shares outstanding at March 31, 2011 and December 31, 2010, respectively	111	111
Additional paid-in capital	152,805	152,756
Net unrealized appreciation of retained interests in transferred assets	323	276
Cumulative net income	173,365	172,449
Cumulative dividends	(172,722)	(171,031)

	153,882	154,561

Less: Treasury stock; at cost, 536,329 shares at March 31, 2011 and December 31, 2010	(4,901)	(4,901)

Total beneficiaries’ equity	148,981	149,660

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	149,881	150,560

Total liabilities and equity	$251,580	$252,127

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenues:
Interest income	$3,367	$3,217
Other income	689	238

Total revenues	4,056	3,455

Expenses:
Salaries and related benefits	1,117	941
Interest	973	989
General and administrative	504	568
Provision for (reduction of) loan losses, net	313	(202)

Total expenses	2,907	2,296

Income before income tax benefit (provision) and	1,149	1,159
discontinued operations

Income tax benefit (provision)	(25)	108

Income from continuing operations	1,124	1,267

Discontinued operations	(208)	11

Net income	$916	$1,278

Weighted average shares outstanding:
Basic	10,561	10,548

Diluted	10,617	10,548

Basic and diluted earnings per share:
Income from continuing operations	$0.11	$0.12
Discontinued operations	(0.02)	—

Net income	$0.09	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Net income	$916	$1,278

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	67	(29)
Net realized gains included in net income	(20)	(3)

	47	(32)

Comprehensive income	$963	$1,246

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Three Months Ended March 31, 2010
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2010	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458
Cumulative effect adjustment	—	—	—	$(265)	466	—	—	—	201
Net unrealized depreciation	—	—	—	(32)	—	—	—	—	(32)
Share-based compensation expense	—	—	24	—	—	—	—	—	24
Dividends ($0.16 per share)	—	—	—	—	—	(1,688)	—	—	(1,688)
Net income	—	—	—	—	1,278	—	—	—	1,278

Balances, March 31, 2010	10,548,354	$111	$152,635	$28	$169,430	$(165,962)	$(4,901)	$900	$152,241

	Three Months Ended March 31, 2011
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2011	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560
Net unrealized appreciation	—	—	—	47	—	—	—	—	47
Share-based compensation expense	10,000	—	49	—	—	—	—	—	49
Dividends ($0.16 per share)	—	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	916	—	—	—	916

Balances, March 31, 2011	10,569,554	$111	$152,805	$323	$173,365	$(172,722)	$(4,901)	$900	$149,881

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$916	$1,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1	6
Gains on sales of real estate	(2)	(76)
Deferred income taxes	(178)	(210)
Provision for (reduction of) loan losses, net	313	(202)
Unrealized premium adjustment	397	190
Amortization and accretion, net	158	(34)
Share-based compensation	49	24
Capitalized loan origination costs	(39)	(77)
Loans funded, held for sale	(6,809)	(9,401)
Proceeds from sale of guaranteed loans	4,680	—
Principal collected on loans	111	10
Loan fees collected (remitted), net	(61)	3
Change in operating assets and liabilities:
Other assets	(509)	25
Borrower advances	238	866
Accounts payable and accrued expenses	(563)	(309)
Other liabilities	(16)	(13)

Net cash used in operating activities	(1,314)	(7,920)

Cash flows from investing activities:
Loans funded	(1,263)	(1,421)
Principal collected on loans	2,750	5,013
Principal collected on retained interests in transferred assets	36	52
Purchase of furniture, fixtures, and equipment	(31)	—
Proceeds from sales of (investment in) real estate owned	(17)	2,264
Proceeds from unconsolidated subsidiary	1,373	—
Release of (investment in) restricted cash and cash equivalents, net	336	(941)

Net cash provided by investing activities	3,184	4,967

Cash flows from financing activities:
Repayment of revolving credit facility, net	(1,600)	(800)
Payment of principal on structured notes payable	(1,960)	(772)
Proceeds from secured borrowings — government guaranteed loans	3,786	6,629
Payment of principal on secured borrowings — government guaranteed loans	(111)	(10)
Redemption of redeemable preferred stock of subsidiary	—	(2,000)
Payment of dividends	(1,690)	(1,709)

Net cash provided by (used in) financing activities	(1,575)	1,338

Net increase (decrease) in cash and cash equivalents	295	(1,615)

Cash and cash equivalents, beginning of year	2,642	7,838

Cash and cash equivalents, end of period	$2,937	$6,223

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements reflect all adjustments necessary to present a fair statement of our financial position at March 31, 2011 and results of operations and cash flows for the three months ended March 31, 2011 and 2010. These adjustments are of a normal recurring nature. All material intercompany balances and transactions have been eliminated. The results for the three months ended March 31, 2011 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Note 2. Recently Issued Accounting Pronouncements:
ASC topic 310 Update 2011-02 (“Update”) was issued in April 2011. The Update clarified guidance on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. This Update is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements; however, we anticipate that our loans identified as impaired loans will increase.
Note 3. Reclassifications:
Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income, cash flows or beneficiaries’ equity.
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial mortgage loans, pledged to revolving credit facility	$123,525	$124,065
Commercial mortgage loans, subject to structured notes payable	38,948	40,514
SBIC commercial mortgage loans	31,157	31,289
SBA 7(a) loans, subject to secured borrowings	24,001	20,326
SBA 7(a) loans	17,704	18,673

Total loans receivable	235,335	234,867
Less:
Deferred commitment fees, net	(5)	(40)
Loan loss reserves	(1,887)	(1,609)

Loans receivable, net	$233,443	$233,218

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
SBA 7(a) loans
Represents (1) the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and (2) the government guaranteed portion of loans that have not yet been fully funded or legally sold. The balance is net of retained loan discounts of $1.3 million at both March 31, 2011 and December 31, 2010.
Concentration Risks
We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both March 31, 2011 and December 31, 2010, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
At both March 31, 2011 and December 31, 2010, 19% of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at March 31, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.
We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing greater than 5% of our loans receivable (approximately 6%) at both March 31, 2011 and December 31, 2010. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Aging
The following tables represent an aging of our loans receivable. These tables do not include our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal.

March 31, 2011
			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$200,962	95.1%	$183,918	95.0%	$17,044	96.3%
Between 30 and 59 days delinquent	3,128	1.5%	2,762	1.4%	366	2.1%
Between 60 and 89 days delinquent	476	0.2%	358	0.2%	118	0.7%
Over 89 days delinquent (2)	6,768	3.2%	6,592	3.4%	176	1.0%

	$211,334	100.0%	$193,630	100.0%	$17,704	100.0%

(1)	Includes $6.8 million of loans which are current under agreements which provide for interest only payments during a short period of time.

(2)
Includes $5.9 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings. In addition, the collateral underlying $0.8 million of loans included in the over 89 days delinquent category was in the foreclosure process.

December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$196,539	91.6%	$178,592	91.2%	$17,947	96.1%
Between 30 and 59 days delinquent	4,877	2.3%	4,664	2.4%	213	1.1%
Between 60 and 89 days delinquent	5,576	2.6%	5,253	2.7%	323	1.7%
Over 89 days delinquent (2)	7,549	3.5%	7,359	3.8%	190	1.0%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

(1)
Includes $9.0 million of loans which are current under agreements which provide for interest only payments during a short period of time in exchange for additional collateral. Of this, $7.2 million relates to an affiliated group of obligors described above.

(2)
Includes $6.3 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings. In addition, the collateral underlying $1.1 million of loans included in the over 89 days delinquent category was in the foreclosure process.

Loan Loss Reserves
We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the specifically identified exposure to loss to establish the specifically identified reserve for that loan.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and liquidation of the collateral securing the loan is probable. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provided for interest only payments during a short period of time. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$179,202	84.8%	$162,721	84.0%	$16,481	93.1%
OAEM	23,438	11.1%	23,426	12.1%	12	0.1%
Substandard	6,270	3.0%	5,421	2.8%	849	4.8%
Doubtful	2,424	1.1%	2,062	1.1%	362	2.0%

	$211,334	100.0%	$193,630	100.0%	$17,704	100.0%

	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

At March 31, 2011 and December 31, 2010, we had loan loss reserves of $1,887,000 and $1,609,000, respectively, including general loan loss reserves of $1,220,000 and $1,100,000, respectively. Our total loan loss reserves and general loan loss reserves as a percentage of our outstanding portfolio (excluding SBA 7(a) loans receivable, subject to secured borrowings) were 90 basis points and 58 basis points, respectively, at March 31, 2011 and 55 basis points and 35 basis points, respectively, at March 31, 2010. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding SBA 7(a) loans receivable, subject to secured borrowings) was 0.18% and 0.07% during the three months ended March 31, 2011 and 2010, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activity in our loan loss reserves was as follows:

	Three Months Ended March 31,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306	$1,257
Provision for loan losses	378	310	68	162
Reduction of loan losses	(65)	(47)	(18)	(364)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	—	—	—	184
Principal balances written-off	(35)	—	(35)	—

Balance, end of period	$1,887	$1,566	$321	$1,239

Information on those loans considered to be impaired loans (loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan) was as follows:

	March 31, 2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans
	(In thousands)
Impaired loans requiring reserves	$1,768	$1,402	$366
Impaired loans expected to be fully recoverable	654	654	—

Total impaired loans	$2,422	$2,056	$366

	December 31, 2010
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans
	(In thousands)
Impaired loans requiring reserves	$687	$419	$268
Impaired loans expected to be fully recoverable	228	228	—

Total impaired loans	$915	$647	$268

	Three Months Ended March 31,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Average impaired loans	$2,444	$2,053	$391	$4,322

Interest income on impaired loans	$2	$—	$2	$13

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our recorded investment in Non-Accrual Loans at March 31, 2011 of $8,502,000 was comprised of $302,000 of SBA 7(a) loans and $8,200,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2010 of $12,275,000 was comprised of $519,000 of SBA 7(a) loans and $11,756,000 of commercial mortgage loans. Our Non-Accrual Loans were primarily in bankruptcy proceedings or the collateral securing our Non-Accrual Loans was in the process of foreclosure at March 31, 2011 and December 31, 2010. We did not have any loans receivable past due 90 days or more which were accruing interest at March 31, 2011 or December 31, 2010.
Additional Credit Quality Indicator
We consider loan origination dates to be a credit quality indicator of our portfolio. Loans originated from 1991 to 1999 are heavily seasoned; thus typically representing a smaller risk in terms of loss upon liquidation due to paydowns of principal. For loans originated during 2005 to 2007, the businesses collateralizing these loans (within a short period of time following closing of the loans) were subject to extreme conditions including a recession and resulting decrease in property values and performance. Industry performance, while improving, has not yet reached pre-recession levels. The majority of our loans receivable which were over 89 days delinquent at March 31, 2011 and December 31, 2010 were originated from 2005 to 2007.
The years of origination for our loans receivable outstanding (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) were as follows:

March 31, 2011
			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$35,661	16.9%	$34,339	17.7%	$1,322	7.5%
2000 to 2004	55,458	26.2%	52,853	27.3%	2,605	14.7%
2005 to 2007	78,504	37.1%	77,177	39.9%	1,327	7.5%
2008 to 2011	41,711	19.7%	29,261	15.1%	12,450	70.3%

	$211,334	100.0%	$193,630	100.0%	$17,704	100.0%

December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$36,405	17.0%	$35,057	17.9%	$1,348	7.2%
2000 to 2004	56,497	26.3%	53,739	27.4%	2,758	14.8%
2005 to 2007	79,118	36.9%	77,773	39.7%	1,345	7.2%
2008 to 2010	42,521	19.8%	29,299	15.0%	13,222	70.8%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Other Assets:
Other assets consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Deferred tax asset, net	$1,217	$1,039
Retained interests in transferred assets	1,021	1,010
Deferred borrowing costs, net	831	836
Servicing asset, net	830	758
Investment in variable interest entities (1)	820	2,183
Interest receivable	693	691
Prepaid expenses and deposits	409	286
Other	435	201

	$6,256	$7,004

(1)	During January 2011, our lessee exercised the fixed purchase option related to one of our unconsolidated variable interest entities. No gain or loss was recorded on the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value (1)		Coupon Rate at		Loans at
	March 31,	December 31,	March 31,	December 31,	March 31,
	2011	2010	2011	2010	2011
	(Dollars in thousands, except footnote)
Structured notes payable:
2003 Joint Venture	$6,316	$7,094	2.80%	2.80%	4.30%
2000 Joint Venture	10,644	11,724	7.28%	7.28%	9.52%
1998 Partnership	3,237	3,339	2.25%	2.25%	5.01%

	20,197	22,157

Junior subordinated notes	27,070	27,070	3.55%	3.54%	NA

Revolving credit facility	12,200	13,800	3.25%	3.25%	NA

Debentures payable	8,178	8,177	5.90%	5.90%	NA

Secured borrowings — government guaranteed loans:
Loans sold for a premium and
excess spread	19,728	15,664	3.84%	3.87%	5.94%
Loans sold for excess spread	6,074	6,101	1.58%	1.58%	5.96%

	25,802	21,765

Debt	$93,447	$92,969

(1)	The face amount of debt as of March 31, 2011 and December 31, 2010 was $93,459,000 and $92,982,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal payments on our debt at March 31, 2011 were as follows:

		Structured
		Notes and
Years Ending		Secured	All Other
March 31,	Total	Borrowings (1)	Debt (2)
	(In thousands)
2012	$16,239	$4,039	$12,200
2013	4,277	4,277	—
2014	8,648	4,458	4,190
2015	8,620	4,620	4,000
2016	4,287	4,287	—
Thereafter	51,388	24,318	27,070

	$93,459	$45,999	$47,460

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
Note 7. Share-Based Compensation Plans:
We issued an aggregate of 10,000 restricted shares to executive officers on March 13, 2011 at the then current market price of the shares of $8.72. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan).
Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $49,000 and $24,000 during the three months ended March 31, 2011 and 2010, respectively, related to restricted shares. As of March 31, 2011, there was $84,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.
Note 8. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 56,000 shares to reflect the dilutive effect of stock options during the three months ended March 31, 2011. During the three months ended March 31, 2010, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as options were anti-dilutive.
Not included in the computation of diluted earnings per share were outstanding options to purchase 35,000 and 90,000 common shares during the three months ended March 31, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 9. Dividends Declared:
The Board of Trust Managers declared a $0.16 per common share quarterly dividend to common shareholders of record on March 31, 2011 which was paid on April 11, 2011.

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
Note 11. Discontinued Operations:
Our discontinued operations consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Gains on sales of real estate	$2	$76
Net losses	(210)	(65)

Discontinued operations	$(208)	$11

In January 2010, we sold an asset acquired through foreclosure for cash proceeds of $2.5 million and recorded a gain of $76,000.
In March 2010, we sold an asset acquired through foreclosure for $2,275,000 and financed the sale (representing a non-cash reclassification from real estate owned to loans receivable). No gain or loss was recorded on the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Fair Value Measurements:
For impaired loans measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 and 2010, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying Value at		Three Months Ended
	March 31,		March 31, (2)
	2011	2010	2011	2010
	(In thousands)
Impaired loans (1)	$2,174	$3,955	$18	$45

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
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. At March 31, 2011 and December 31, 2010, the carrying value and estimated fair value of our real estate owned was $3,494,000 and $3,477,000, respectively. Included within our real estate owned is a full service hospitality property with a carrying value and estimated fair value of $1,046,000 at March 31, 2010 which is owned by the 2003 Joint Venture.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of our financial and nonfinancial instruments were as follows:

	March 31,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$233,443	$231,570	$233,218	$228,821
Retained interests in transferred assets	1,021	1,021	1,010	1,010
Cash and cash equivalents	2,937	2,937	2,642	2,642
Restricted cash and cash equivalents	5,450	5,450	5,786	5,786

Liabilities:
Structured notes and SBIC debentures payable	28,375	28,777	30,334	30,781
Secured borrowings — government guaranteed loans	25,802	25,802	21,765	21,765
Revolving credit facility	12,200	12,200	13,800	13,800
Junior subordinated notes	27,070	22,334	27,070	22,310
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
Retained interests in transferred assets: In order to determine the estimated fair value of our retained interests in transferred assets, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate and prepayment tendencies.
Cash and cash equivalents: The carrying amount is considered to be reasonable estimates of fair value due to the short maturity of these funds.
Restricted cash and cash equivalents: Restricted cash and cash equivalents represent our collection and reserve accounts of the securitizations. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection account, (2) the majority of our reserve accounts can be used at any time in conjunction with the exercise of our “clean-up call” options and (3) the reserve accounts providing collateral value at their current carrying amounts to the structured noteholders.
Structured notes payable, SBIC debentures payable and junior subordinated notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secured borrowings — government guaranteed loans: The estimated fair value approximates cost as the value of the loans that were sold approximates the value we would be able to attain in similar current third-party transactions.
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and the short duration to maturity.
Note 13. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $12.5 million at March 31, 2011, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. During April 2011, we signed an amendment extending this lease to February 2015. Future minimum lease payments approximate $709,000.
Employment Agreements
We have employment agreements with our executive officers for three-year terms expiring June 30, 2013. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual compensation paid to the executive officer.
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
The following discussion of our financial condition at March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
EXECUTIVE SUMMARY
General Economic Environment
Commercial Real Estate and Lodging Industry
Economic conditions have subjected our borrowers to financial stress. The operations of the limited service hospitality properties collateralizing our loans were negatively impacted by the recent recessionary economic environment. As a result, we are experiencing a significant number of issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals, lack of cash flow for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises, deterioration of the physical property (our collateral) and declining property values. As such, our litigation and foreclosure activity and related costs have increased.
There has been an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase is due in part to credit market turmoil and declining property cash flows and property values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, our holding periods for our REO have increased.

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
Liquidity
Our revolving credit facility matures on December 31, 2011. The total amount available under the revolving credit facility is $30 million. We are currently in the process of finalizing an agreement with our current lender that would, among other things, extend the facility until December 31, 2013. There can be no assurance that we will be able to finalize this agreement.
We currently are targeting 2011 loan origination volume of between $40 million and $50 million. We anticipate net funding needs from our revolving credit facility for these originations to be between $6 million and $11 million during 2011 after sale of the guaranteed portion of the SBA 7(a) loans.
At this time, we are uncertain as to how long we will continue to be impacted by the current lack of long-term liquidity and what shape the economy will take in the future. As a result of the prolonged downturn in the real estate markets, the availability of capital for providers of real estate financing was severely restricted. As a result, capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. These challenges continue to impact our ability to fully utilize our lending platform and have reduced yields on our assets as interest rates declined and remained at low levels.
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
Secondary Market Loan Sales
We continue to focus on the origination of SBA 7(a) loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.
During the first three months of 2011, we sold $8.5 million of the guaranteed portion of SBA 7(a) loans for (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 187 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales”). For hybrid loan sales, gains are not recognized at the time of sale due to accounting rules.

Our secondary market loan sale activity was as follows during the three months ended March 31, 2011:

	Principal	Premium	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$4,680,000	$448,900	$431,000	$491,700
Hybrid	3,785,900	378,600	—	484,700

	$8,465,900	$827,500	$431,000	$976,400

LOAN PORTFOLIO INFORMATION
Loan Activity
During the first three months of 2011 we funded $7.9 million of SBA 7(a) loans. At March 31, 2011, December 31, 2010 and March 31, 2010, our outstanding commitments to fund loans were approximately $12.5 million, $16.5 million and $18.1 million, respectively. We expect that fundings during 2011 will be between $40 million and $50 million. We expect that these fundings will be predominantly through the SBA 7(a) program.
In addition to our retained portfolio of $235.3 million at March 31, 2011, we service $53.2 million of aggregate principal balance of loans sold pursuant to Secondary Market Loan Sales. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions were consolidated and included in our retained portfolio. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).
Information on our Aggregate Portfolio, including prepayments, was as follows:

	March 31,	December 31,
	2011	2010	2009	2008	2007	2006
	(Dollars in thousands)
Aggregate Portfolio (1)	$288,475	$284,451	$273,687	$275,530	$326,368	$397,567

Loans funded (2)	$8,072	$38,440	$30,435	$34,587	$33,756	$51,686

Prepayments (2)	$513	$10,830	$12,795	$68,556	$84,137	$91,710

% Prepayments (3)	0.7%	4.0%	4.6%	21.0%	21.2%	20.5%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the three months ended March 31, 2011.

(3)
Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the three months ended March 31, 2011, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) loans	$7,866	$10,782
Commercial mortgage loans	206	40

Total loans funded	8,072	10,822

Other Loan Transactions:
2000 Joint Venture (1)	—	22,912
1998 Partnership (1)	—	5,024
Loans originated to facilitate sales of real estate owned	—	2,275

Total loans originated	$8,072	$41,033

Principal Reductions:
Scheduled principal payments	$2,699	$2,806
Prepayments	162	2,217
Proceeds from sale of SBA 7(a) guaranteed loans	4,680	—

Total principal reductions	$7,541	$5,023

(1)	The 2000 Joint Venture and the 1998 Partnership were consolidated effective January 1, 2010 due to a change in accounting rules.
Interest Rate Information
The LIBOR and the prime rate used in determining interest rates to be charged to our borrowers during the first quarter of 2011 (set on January 1, 2011) was 0.30% and 3.25%, respectively, while the LIBOR and prime rate charged during the fourth quarter of 2010 (set on October 1, 2010) was 0.29% and 3.25%, respectively. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.
Retained Portfolio Breakdown
Our Retained Portfolio was comprised of the following:

	March 31, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$135,569	58.1%	4.2%	$125,606	53.9%	4.2%
Fixed-rate	50,926	21.8%	9.2%	63,263	27.1%	9.1%
Variable-rate — prime	46,948	20.1%	5.7%	44,349	19.0%	5.7%

	$233,443	100.0%	5.6%	$233,218	100.0%	5.8%

Portfolio Quality
At March 31, 2011 and December 31, 2010, we had loan loss reserves of $1,887,000 and $1,609,000, respectively, including general reserves of $1,220,000 and $1,100,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings) was 0.18% and 0.07% during the three months ended March 31, 2011 and 2010, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and liquidation of the collateral securing the loan is probable. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provided for interest only payments during a short period of time. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	March 31, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$179,202	84.8%	$162,721	84.0%	$16,481	93.1%
OAEM	23,438	11.1%	23,426	12.1%	12	0.1%
Substandard	6,270	3.0%	5,421	2.8%	849	4.8%
Doubtful	2,424	1.1%	2,062	1.1%	362	2.0%

	$211,334	100.0%	$193,630	100.0%	$17,704	100.0%

	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations.

We are currently in the process of foreclosure proceedings on several properties collateralizing our loans. Historically, subsequent to commencement of the foreclosure process, many borrowers brought their loans current; thus, we stopped the foreclosure process. However, in general, we believe that our borrowers’ equity in their properties has eroded and may further erode which may result in an increase in foreclosure activity and credit losses. Borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process. In conjunction with bankruptcy process, the terms of the loan agreement may be modified. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the market disruptions will have on our borrowers whose collateral is in the process of foreclosure and the borrowers’ ability to become current on their loans.
Properties being foreclosed upon typically have deteriorated both physically (requiring certain repairs and maintenance and discretionary capital spending) and in their market (i.e., issues with the properties’ vendors and reputation requiring rebuilding of its customer and vendor base). To the extent properties are acquired through foreclosure, we will incur holding costs including, but not limited to, taxes, legal fees and insurance. In many cases, (1) cash flows have been reduced such that expenses exceed revenues and (2) franchise issues must be addressed (i.e., quality and brand standards and non-payment of franchise fees). Notwithstanding the foregoing, we believe that in most cases it is prudent to continue to have the business operate until the property can be sold because of a property’s increased marketability as an operating entity compared to non-operating (demonstrated historically through our sales efforts and from information received from third-party brokers). We will hire third-party management companies to operate the properties until they are sold.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Overview

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Total revenues	$4,056	$3,455	$601	17.4%
Total expenses	$2,907	$2,296	$611	26.6%

Income from continuing operations	$1,124	$1,267	$(143)	(11.3%)
Net income	$916	$1,278	$(362)	(28.3%)
Revenues increased primarily due to an increase in premium income. Expenses increased primarily due to a change in provision for (reduction) of loan losses, net which was a provision of $313,000 during the three months ended March 31, 2011 compared to a reduction of $202,000 during the three months ended March 31, 2010.
The primary cause of the reduction in net income from 2010 to 2011 was a $219,000 change in discontinued operations which generated a loss of $208,000 during the three months ended March 31, 2011 compared to income of $11,000 during the three months ended March 31, 2010. During 2011, we are generating significant operating losses from our REO primarily related to those properties we acquired through foreclosure subsequent to the first quarter of 2010.
More detailed information on the composition of and changes in our revenues and expenses is provided below.
Revenues
We had an increase in interest income of $150,000 which was primarily attributable to an increase in our weighted average loans receivable outstanding to $233.3 million from $226.8 million during the three months ended March 31, 2010. At March 31, 2011, approximately 78% of our loans had variable interest rates. The base LIBOR charged to our borrowers increased slightly from 0.25% during the three months ended March 31, 2010 to 0.30% during the three months ended March 31, 2011.

Other income consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Premium income	$431	$—
Servicing income	97	78
Retained interests in transferred assets	53	41
Loan related income — other	46	58
Equity in earnings	17	19
Prepayment fees	—	42
Other	45	—

	$689	$238

Premium income results from the sale of the government guaranteed portion of SBA 7(a) loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, premium income to be recognized was deferred for a period of at least 90 days until any potential contingency period for having to refund these premiums was satisfied. Therefore, no premium income was recorded during the first quarter of 2010. However, contingency periods were eliminated during the first quarter of 2011; therefore, we recorded premium income for those sales for solely cash premiums and the required 1% servicing spread. We sold $8.5 million and $6.6 million of the government guaranteed portion of SBA 7(a) loans during the three months ended March 31, 2011 and 2010, respectively. Cash premiums collected during the three months ended March 31, 2011 and 2010 were $828,000 and $190,000, respectively. Premium income will not equal collected cash premiums (1) because premium income represents the difference between the relative fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination and (2) due to a change in accounting rules which does not allow immediate recognition to premium income of cash premiums collected on hybrid loan sales (instead they are amortized as a reduction of interest expense over the life of the loan) and the prior year contingency period discussed above.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Structured notes payable	$273	$346
Junior subordinated notes	243	239
Secured borrowings	186	19
Revolver	127	200
Debentures payable	122	123
Other	22	62

	$973	$989

The weighted average cost of our funds was 4.0% during the three months ended March 31, 2011 compared to 3.9% during the three months ended March 31, 2010.

Effective January 1, 2010, we record interest expense on secured borrowings relating to sales of the government guaranteed portion of our SBA 7(a) loans. Our weighted average secured borrowings increased to $23.8 million during the three months ended March 31, 2011 compared to $3.4 million during the three months ended March 31, 2010. This expense will continue to increase as we sell loans as hybrids or solely for servicing spread.
The weighted average balance outstanding on our revolving credit facility decreased to $12.7 million during the three months ended March 31, 2011 compared to $22.2 million during the three months ended March 31, 2010 while the interest rate remained constant.
Other Expenses
General and administrative expense decreased $64,000 during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. General and administrative expenses are comprised of (1) corporate overhead including legal and other professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $428,000 during the three months ended March 31, 2011 compared to $380,000 during the three months ended March 31, 2010 primarily due to increased professional fees. Expenses related to assets currently in the process of foreclosure totaled $188,000 during the three months ended March 31, 2010 compared to $76,000 during the three months ended March 31, 2011. We expect to continue to incur general and administrative expenses related to collateral dependent loans until the foreclosure processes are completed; however, these expenses are difficult to estimate and may be material.
We had a provision for loan losses, net, of $313,000 during the three months ended March 31, 2011 compared to a reduction of loan losses, net, of $202,000 during the three months ended March 31, 2010. The increase during the three months ended March 31, 2011 was comprised of $120,000 related to an increase in general reserves and $193,000 in specific identification reserves. The increase in our specific identification reserves is primarily due to establishment of a reserve on a limited service hospitality loan. The reduction of loan losses during the three months ended March 31, 2010 was related to specific identification reserves primarily related to positive changes in (1) the financial condition of certain borrowers and (2) collateral valuation on a limited service hospitality loan.
We had a provision for income taxes of $25,000 during the three months ended March 31, 2011 compared to an income tax benefit of $108,000 during the three months ended March 31, 2010. The primary cause of the change in income taxes is the combined net income of our taxable REIT subsidiaries which was a loss of $233,000 during the first quarter of 2010 compared to income of $28,000 during the first quarter of 2011. See — “REIT Taxable Income.”
Discontinued Operations
We recorded a gain on the sale of an asset acquired through foreclosure of $76,000 during the three months ended March 31, 2010. As of March 31, 2011, previously deferred gains of $683,000 remain from property sales we financed. Based on expected principal reductions during the second quarter of 2011, we anticipate recognition of a significant amount of these gains during the second quarter of 2011.
Our net losses from discontinued operations were $210,000 and $65,000 during the three months ended March 31, 2011 and 2010, respectively, arising from the operations and holding costs of our REO. The estimated fair value of our REO at March 31, 2011 was $3,494,000. We expect these costs to continue at their current rate or possibly increase during the second quarter assuming no properties are sold. Our ability to sell our REO and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, our holding periods for our REO have increased.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Three Months Ended
	March 31,
	2011	2010	Change
	(In thousands)
Cash used in operating activities	$(1,314)	$(7,920)	$6,606
Cash provided by investing activities	3,184	4,967	(1,783)
Cash provided by (used in) financing activities	(1,575)	1,338	(2,913)

Net cash flow	$295	$(1,615)	$1,910

Operating Activities
As a REIT, our earnings are typically used to fund our dividends. Since operating cash flows also include lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash provided by operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow provided by (used in) operating activities. Modified Cash is calculated by adjusting our cash provided by (used in) operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash is one of the measurements used by our Board of Trust Managers (the “Board”) in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.
The following reconciles net cash used in operating activities to Modified Cash:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(1,314)	$(7,920)
Change in operating assets and liabilities	850	(569)
Operating Loan Activity	2,129	9,401

Modified Cash	$1,665	$912

The primary reason for the increase in Modified Cash was cash premiums collected on secondary market loan sales which increased to $828,000 during the first quarter of 2011 compared to $190,000 during the first quarter of 2010.
To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the three months ended March 31, 2011 and 2010, dividend distributions were greater than our Modified Cash by $25,000 and $797,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would need to borrow the funds from our revolving credit facility or use funds from the repayment of principal on loans receivable.

Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. During the three months ended March 31, 2011 and 2010, the primary source of funds was principal collected on loans, net of loans funded of $1,487,000 and $3,592,000, respectively. We expect that this will continue to be our primary source of funds from investing activities. During the three months ended March 31, 2011, we also received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised their fixed purchase option. In addition, during the three months ended March 31, 2010, we sold an asset included in REO and collected cash proceeds of $2,264,000.
Financing Activities
We used funds from financing activities during the three months ended March 31, 2011 and 2010 primarily (1) to pay dividends of $1,690,000 and $1,709,000, respectively, and (2) for net repayment on our revolving credit facility of $1,600,000 and $800,000, respectively. Proceeds from Secondary Market Loans Sales recorded as secured borrowings during the three months ended March 31, 2011 and 2010 were $3,786,000 and $6,629,000, respectively. In addition, during the three months ended March 31, 2010, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in May 2010 using cash on hand of one of our SBIC subsidiaries.
Sources and Uses of Funds
Liquidity Summary
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs, including working capital dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, and (3) borrowings under any credit facilities. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term.
Our revolving credit facility (the “Revolver”) matures on December 31, 2011. The total amount available under the Revolver is $30 million. We are currently in the process of finalizing an agreement with our current lender that would, among other things, extend the facility until December 31, 2013. There can no assurance that we will be able to finalize this agreement.
Currently we believe that access to debt capital through new warehouse lines or securitization issuances is not available to us or, to the extent available, with terms that would be unacceptable to us. In the event we are not able to extend or refinance our Revolver upon its maturity in December 2011 or successfully secure alternative financing, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements.
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
Sources of Funds
In general, we need liquidity to originate new loans and repay principal on our debt. Our operating revenues are typically utilized to pay our operating expenses, interest and dividends. We have been utilizing principal collections on loans receivable, proceeds from Secondary Market Loan Sales and borrowings under our Revolver as our primary sources of funds.

In addition, historically we utilized a combination of the following sources, among others, to generate funds:
•	Issuance of SBIC debentures;
•	Issuance of junior subordinated notes; or
•	Structured loan financings or sales.
At March 31, 2011, these sources were not available to us and there can be no assurance that they will be available in the future. However, during 2010, we requested commitments from the SBA for debentures of $15 million which would be used to fund loans within our SBICs. Initially, approval for these commitments was denied but we are in discussions with the SBA and have provided additional requested documentation to attempt to obtain these additional commitments. Since 2004, our working capital has primarily been provided through credit facilities, the issuance of junior subordinated notes and principal payments (including prepayments) on loans receivable. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is a limited market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available to us in the future. Until this market becomes more readily available, our ability to grow is limited.
The relatively limited amount of capital available to originate new loans has caused us to restrict non-SBA 7(a) loan origination activity. A reduction in the availability of the above sources of funds could have a material adverse effect on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
Our Revolver, which has aggregate availability of $30 million, matures December 31, 2011. We are currently in the process of finalizing an agreement with our current lender that would, among other things, extend the facility until December 31, 2013. There can be no assurance that we will be able to finalize this agreement. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all.
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
The Revolver requires us to meet certain covenants. At March 31, 2011, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so. Our most significant covenants were as follows at March 31, 2011:

	Requirement
Covenant	or Maximum	Actual
Minimum net worth	$145,000,000	$149,881,000
Maximum leverage ratio	2.00	0.68
Non-performing loan ratio	15%	10%

Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $12.5 million at March 31, 2011, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $3.0 million related to these loans; however, the guaranteed portion of the First Western loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2011, we anticipate loan fundings will range from $40 million to $50 million. In addition, we use funds for operating deficits and holding costs of our REO and properties in the process of foreclosure.
There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.
Upon approval from our lender, we may repurchase loans from the securitizations which have become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or we may repurchase all of the loans from a securitization once “clean-up call” options have been achieved. We have achieved “clean-up call” options on our 2003 Joint Venture and 1998 Partnership. Once approved, if we choose to repurchase a loan from a securitization or exercise our “clean-up call” option and repurchase all of the loans from a securitization using our Revolver, the balance due on our structured notes payable would decrease and the balance due under our Revolver would increase. We may also be required to use restricted cash collateralizing one of our securitizations to repay to the structured noteholders a loan within such securitization if it is deemed “charged-off” per the transaction documents.
We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the three months ended March 31, 2011, our source of funds for our dividend distributions of $1.7 million was Modified Cash.
DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income and maintenance of REIT status, TRS taxable income, the economic environment, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any individual factor.
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

The following reconciles net income to REIT taxable income:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$916	$1,278
Book/tax difference on gains related to real estate	448	389
Book/tax difference on amortization and accretion	(16)	(26)
Loan valuation	188	(197)
Other book/tax differences, net	30	(54)

Subtotal	1,566	1,390

Adjustment for TRS net loss (income), net of tax	(28)	233

REIT taxable income	$1,538	$1,623

Distributions declared	$1,691	$1,688

Weighted average common shares outstanding	10,561	10,548

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

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and TRS’s taxable income (net of income tax expense) is materially different than our net income. The following table reconciles our net income to our Adjusted Taxable Income, Net of Current Tax Expense:

	Three Months Ended March 31, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$916	$888	$28
Book vs. tax timing differences	1,220	650	570	(1)

Taxable income	2,136	1,538	598
Special item (2)	(448)	(448)	—

Taxable Income, adjusted for special item	1,688	1,090	598
Current income tax expense	(203)	—	(203)

Adjusted Taxable Income, Net of Current Tax Expense	$1,485	$1,090	$395

	Three Months Ended March 31, 2010
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$1,278	$1,511	$(233)
Book vs. tax timing differences	642	112	530 (1)

Taxable income	1,920	1,623	297
Current income tax expense	(102)	—	(102)

Adjusted Taxable Income, Net of Current Tax Expense	$1,818	$1,623	$195

(1)	Includes $468,000 and $701,000 of timing differences during 2011 and 2010, respectively, related primarily to Secondary Market Loan Sales.

(2)	Recognition of deferred gain for tax purposes on the property previously owned by our off-balance sheet variable interest entity.
Adjusted Taxable Income, Net of Current Tax Expense is defined as reported net income, adjusted for book versus tax timing differences and special items. Special items may include, but are not limited to, unusual and infrequent non-operating items. We use Adjusted Taxable Income, Net of Current Tax Expense to measure and evaluate our operations. We believe that the results provide a useful analysis of ongoing operating trends.

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
Liquidity Risk
Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. We are subject to changes in the debt and collateralized mortgage markets. These markets are experiencing disruptions, which could continue to have an adverse impact on our earnings and financial condition.
Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading and issuance in asset-backed securities continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and any available credit facilities.
Real Estate Risk
The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are the primary collateral for our loans. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:
•	national, regional and local economic conditions;

•	rises in gasoline prices if there is a concurrent decrease in business and leisure travel;

•	local real estate conditions (including an oversupply of commercial real estate);

•
natural disasters including hurricanes and earthquakes, acts of war and/or terrorism and other events that may cause performance declines and/or losses to the owners and operators of the real estate securing our loans;

•	changes or continued weakness in the underlying value of limited service hospitality properties;

•	construction quality, construction cost, age and design;

•	demographic factors;

•	uninsured losses;

•	environmental, zoning and other governmental laws and regulations;

•	increases in operating expenses (such as energy costs) for the owners of the properties; and

•	limitations in the availability and cost of leverage.
In the event property cash flows decrease, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay our loans, which could also cause us to suffer losses. Decreases in property values could reduce the value of our REO which could cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Three Months	Year Ended	Three Months
	Ended	December 31,	Ended
Provision for loan losses	March 31, 2011	2010	March 31, 2010
	(In thousands)
As reported (1)	$378	$1,019	$162
Annual loan losses increase by 50 basis points (2)	641	2,117	446
Annual loan losses increase by 100 basis points (2)	904	3,214	729

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans are predominantly variable-rate, based on LIBOR or the prime rate, our operating results will depend in large part on LIBOR or the prime rate. One of the determinants of our operating results is differences between the income from our loans and our borrowing costs. Most of our borrowings are also based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
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
At March 31, 2011, our loans are 78% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $182.5 million of variable-rate loans at March 31, 2011. The estimated fair value of our variable-rate loans ($179.4 million at March 31, 2011) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $50.9 million and $63.2 million of fixed-rate loans at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At March 31, 2011 and December 31, 2010, we had $182.5 million and $170.0 million of variable-rate loans, respectively, and $74.6 million and $73.1 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($107.9 million and $96.9 million at March 31, 2011 and December 31, 2010, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at March 31, 2011 and December 31, 2010, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by approximately $270,000 and $242,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and secured borrowings — government guaranteed loans. At March 31, 2011 and December 31, 2010, approximately $18.8 million and $19.9 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2011, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $746,000.
Our fixed-rate debt at March 31, 2011 was comprised of SBA debentures and structured notes of the 2000 Joint Venture.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2011 and December 31, 2010:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,602	$1,760	$6,051	$5,936	$2,126	$1,347	$18,822	$19,378

Variable-rate debt (LIBOR and prime based) (3) (4)	14,637	2,517	2,585	2,684	2,161	50,041	74,625	69,735

Totals	$16,239	$4,277	$8,636	$8,620	$4,287	$51,388	$93,447	$89,113

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2011 was 6.7%.

(3)
Principal payments on the structured notes and secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at March 31, 2011 was 3.3%.

	Years Ending December 31,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,652	$1,815	$6,155	$2,008	$6,205	$2,066	$19,901	$20,514

Variable-rate debt (LIBOR and prime rate based) (3) (4)	16,123	2,414	2,463	2,570	2,534	46,964	73,068	68,142

Totals	$17,775	$4,229	$8,618	$4,578	$8,739	$49,030	$92,969	$88,656

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2010 was 6.7%.

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

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PMC Commercial Trust
Date: 05/09/11	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 05/09/11	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)