Form 10-Q
period 2011-06-30
PMC COMMERCIAL TRUST /TX
filed 2011-08-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of August 3, 2011, the Registrant had outstanding 10,574,554 Common Shares of Beneficial Interest, par value $.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$121,131	$122,581
Commercial mortage loans receivable, subject to structured notes payable	36,457	40,421
SBIC commercial mortgage loans receivable	29,653	31,113
SBA 7(a) loans receivable, subject to secured borrowings	26,012	20,533
SBA 7(a) loans receivable	19,039	18,570

Loans receivable, net	232,292	233,218
Restricted cash and cash equivalents	7,211	5,786
Cash and cash equivalents	4,709	2,642
Real estate owned	1,914	3,477
Other assets	6,675	7,004

Total assets	$252,801	$252,127

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings — government guaranteed loans	$28,009	$21,765
Junior subordinated notes	27,070	27,070
Structured notes payable	19,452	22,157
Revolving credit facility	12,800	13,800
SBIC debentures payable	8,179	8,177

Debt	95,510	92,969
Borrower advances	3,640	3,462
Accounts payable and accrued expenses	2,285	2,739
Dividends payable	1,714	1,712
Deferred gains on property sales	—	685

Total liabilities	103,149	101,567

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,110,883 and 11,095,883 shares issued at June 30, 2011 and December 31, 2010, respectively; 10,574,554 and 10,559,554 shares outstanding at June 30, 2011 and December 31, 2010, respectively	111	111
Additional paid-in capital	152,903	152,756
Net unrealized appreciation of retained interests in transferred assets	349	276
Cumulative net income	174,704	172,449
Cumulative dividends	(174,414)	(171,031)

	153,653	154,561

Less: Treasury stock; at cost, 536,329 shares at June 30, 2011 and December 31, 2010	(4,901)	(4,901)

Total beneficiaries’ equity	148,752	149,660

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	149,652	150,560

Total liabilities and equity	$252,801	$252,127

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Interest income	$6,756	$6,715	$3,389	$3,498
Other income	1,147	675	458	437

Total revenues	7,903	7,390	3,847	3,935

Expenses:
Salaries and related benefits	2,216	1,911	1,099	970
Interest	1,930	2,000	957	1,011
General and administrative	1,048	1,212	544	644
Provision for (reduction of) loan losses, net	379	(98)	66	104

Total expenses	5,573	5,025	2,666	2,729

Income before income tax benefit and discontinued operations	2,330	2,365	1,181	1,206

Income tax benefit	29	128	54	20

Income from continuing operations	2,359	2,493	1,235	1,226

Discontinued operations	(104)	8	104	(3)

Net income	$2,255	$2,501	$1,339	$1,223

Weighted average shares outstanding:
Basic	10,566	10,549	10,570	10,550

Diluted	10,621	10,565	10,626	10,566

Basic and diluted earnings per share:
Income from continuing operations	$0.22	$0.24	$0.12	$0.12
Discontinued operations	(0.01)	—	0.01	—

Net income	$0.21	$0.24	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Net income	$2,255	$2,501	$1,339	$1,223

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation arising during period	118	20	51	49
Net realized gains included in net income	(45)	(4)	(25)	(1)

	73	16	26	48

Comprehensive income	$2,328	$2,517	$1,365	$1,271

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)

	Six Months Ended June 30, 2010
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2010	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458
Cumulative effect adjustment	—	—	—	$(265)	466	—	—	—	201
Net unrealized appreciation	—	—	—	16	—	—	—	—	16
Share-based compensation expense	9,700	—	99	—	—	—	—	—	99
Dividends ($0.32 per share)	—	—	—	—	—	(3,378)	—	—	(3,378)
Net income	—	—	—	—	2,501	—	—	—	2,501

Balances, June 30, 2010	10,558,054	$111	$152,710	$76	$170,653	$(167,652)	$(4,901)	$900	$151,897

	Six Months Ended June 30, 2011
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2011	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560
Net unrealized appreciation	—	—	—	73	—	—	—	—	73
Share-based compensation expense	15,000	—	147	—	—	—	—	—	147
Dividends ($0.32 per share)	—	—	—	—	—	(3,383)	—	—	(3,383)
Net income	—	—	—	—	2,255	—	—	—	2,255

Balances, June 30, 2011	10,574,554	$111	$152,903	$349	$174,704	$(174,414)	$(4,901)	$900	$149,652

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$2,255	$2,501
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4	9
Impairment losses	232	—
Net gains on sales of real estate	(570)	(78)
Deferred income taxes	(231)	(502)
Provision for (reduction of) loan losses, net	379	(98)
Unrealized premium adjustment	642	1,082
Amortization and accretion, net	(23)	30
Share-based compensation	147	99
Capitalized loan origination costs	(96)	(183)
Loans funded, held for sale	(10,743)	(19,826)
Proceeds from sale of guaranteed loans	6,015	—
Principal collected on loans	294	64
Loan fees remitted, net	(78)	(37)
Change in operating assets and liabilities:
Other assets	(533)	(81)
Borrower advances	178	1,026
Accounts payable and accrued expenses	(485)	249
Other liabilities	(32)	(28)

Net cash used in operating activities	(2,645)	(15,773)

Cash flows from investing activities:
Loans funded	(3,233)	(3,118)
Principal collected on loans	9,429	8,677
Principal collected on retained interests in transferred assets	70	109
Purchase of furniture, fixtures, and equipment	(31)	—
Proceeds from sales of real estate owned, net	111	2,291
Proceeds from unconsolidated subsidiary	1,373	—
Investment in restricted cash and cash equivalents, net	(1,425)	(404)

Net cash provided by investing activities	6,294	7,555

Cash flows from financing activities:
Repayment of revolving credit facility, net	(1,000)	(4,100)
Payment of principal on structured notes payable	(2,705)	(2,289)
Proceeds from secured borrowings — government guaranteed loans	5,980	18,639
Payment of principal on secured borrowings — government guaranteed loans	(294)	(64)
Redemption of redeemable preferred stock of subsidiary	—	(2,000)
Payment of borrowing costs	(182)	—
Payment of dividends	(3,381)	(3,397)

Net cash provided by (used in) financing activities	(1,582)	6,789

Net increase (decrease) in cash and cash equivalents	2,067	(1,429)

Cash and cash equivalents, beginning of year	2,642	7,838

Cash and cash equivalents, end of period	$4,709	$6,409

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three and six months ended June 30, 2011 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Note 2. Recently Issued Accounting Pronouncements:
ASC topic 310 Update 2011-02 (“2011-02”) was issued in April 2011. 2011-02 clarified guidance on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements; however, we anticipate that our loans identified as troubled debt restructurings, and as a result deemed impaired, will increase.
ASU 2011-04, Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP was issued in May 2011. This ASU provides additional guidance on fair value measurements and requires additional fair value disclosures including quantitative and qualitative information for recurring Level 3 fair value measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact of this ASU on our financial statements.
Note 3. Reclassifications:
Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income, cash flows or beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Commercial mortgage loans (1)	$122,751	$124,065
Commercial mortgage loans, subject to structured notes payable	36,537	40,514
SBIC commercial mortgage loans	29,897	31,289
SBA 7(a) loans, subject to secured borrowings	26,012	20,326
SBA 7(a) loans	18,908	18,673

Total loans receivable	234,105	234,867
Adjusted by:
Deferred capitalized costs (commitment fees), net	47	(40)
Loan loss reserves	(1,860)	(1,609)

Loans receivable, net	$232,292	$233,218

(1)	At December 31, 2010, these loans were pledged to our revolving credit facility.
Commercial mortgage loans
Represents all of the loans of PMC Commercial Trust.
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
SBA 7(a) loans
Represents (1) the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and (2) the government guaranteed portion of loans that have not yet been fully funded or legally sold. The balance is net of retained loan discounts of $1.3 million at both June 30, 2011 and December 31, 2010.
Concentration Risks
We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both June 30, 2011 and December 31, 2010, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
At both June 30, 2011 and December 31, 2010, 19% of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at June 30, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing greater than 5% of our loans receivable (approximately 6%) at both June 30, 2011 and December 31, 2010. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.
Aging
The following tables represent an aging of our loans receivable. These tables do not include our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal.

June 30, 2011
			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current	$204,955	98.5%	$186,340	98.5%	$18,615	98.5%
Between 30 and 59 days delinquent	18	—	—	—	18	—
Between 60 and 89 days delinquent	774	0.4%	774	0.4%	—	—
Over 89 days delinquent (1)	2,346	1.1%	2,071	1.1%	275	1.5%

	$208,093	100.0%	$189,185	100.0%	$18,908	100.0%

(1)
Includes $1.5 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings. In addition, the collateral underlying $0.7 million of loans included in the over 89 days delinquent category was in the foreclosure process.

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

Loan Loss Reserves
We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the specifically identified loss exposure to establish the specifically identified reserve for that loan.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and liquidation of the collateral securing the loan is probable. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically these borrowers, whose loans are classified as OAEM, are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provided for interest only payments during a short period of time. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$178,190	85.6%	$160,110	84.6%	$18,080	95.6%
OAEM	21,992	10.6%	21,981	11.6%	11	0.1%
Substandard	5,384	2.6%	5,023	2.7%	361	1.9%
Doubtful	2,527	1.2%	2,071	1.1%	456	2.4%

	$208,093	100.0%	$189,185	100.0%	$18,908	100.0%

	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

At June 30, 2011 and December 31, 2010, we had loan loss reserves of $1,860,000 and $1,609,000, respectively, including general loan loss reserves of $1,270,000 and $1,100,000, respectively. Our total loan loss reserves and general loan loss reserves as a percentage of our outstanding portfolio (excluding SBA 7(a) loans receivable, subject to secured borrowings) were 89 basis points and 61 basis points, respectively, at June 30, 2011 and 54 basis points and 38 basis points, respectively, at June 30, 2010. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding SBA 7(a) loans receivable, subject to secured borrowings) was 0.25% and 0.14% during the six months ended June 30, 2011 and 2010, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activity in our loan loss reserves was as follows:

	Six Months Ended June 30,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306	$1,257
Provision for loan losses	520	332	188	306
Reduction of loan losses	(141)	(118)	(23)	(404)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	—	—	—	184
Principal balances written-off	(128)	—	(128)	(143)

Balance, end of period	$1,860	$1,517	$343	$1,200

Information on those loans considered to be impaired loans (loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan) was as follows:

	June 30, 2011			December 31, 2010
		Commercial			Commercial
		Mortgage	SBA 7(a)		Mortgage	SBA 7(a)
	Total	Loans	Loans	Total	Loans	Loans
	(In thousands)
Impaired loans requiring reserves	$1,704	$1,411	$293	$687	$419	$268
Impaired loans expected to be fully recoverable	817	654	163	228	228	—

Total impaired loans	$2,521	$2,065	$456	$915	$647	$268

	Three Months Ended June 30,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Average impaired loans	$2,646	$2,061	$585	$3,915

Interest income on impaired loans	$2	$—	$2	$57

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Average impaired loans	$2,548	$2,059	$489	$4,190

Interest income on impaired loans	$4	$—	$4	$71

Our recorded investment in Non-Accrual Loans at June 30, 2011 of $4,585,000 was comprised of $293,000 of SBA 7(a) loans and $4,292,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2010 of $12,275,000 was comprised of $519,000 of SBA 7(a) loans and $11,756,000 of commercial mortgage loans. Our Non-Accrual Loans were primarily in bankruptcy proceedings or the collateral securing our Non-Accrual Loans was in the process of foreclosure at June 30, 2011 and December 31, 2010. We did not have any loans receivable past due 90 days or more which were accruing interest at June 30, 2011 or December 31, 2010.
Additional Credit Quality Indicator
We consider loan origination dates to be a credit quality indicator of our portfolio. Loans originated from 1991 to 1999 are heavily seasoned; thus typically representing a smaller risk in terms of loss upon liquidation due to paydowns of principal. For loans originated during 2005 to 2007, the businesses collateralizing these loans (within a short period of time following closing of the loans) were subject to extreme conditions including a recession and resulting decrease in property values and performance. While we believe that industry performance is improving, it has not yet reached pre-recession levels. The majority of our loans receivable which were over 89 days delinquent at June 30, 2011 and December 31, 2010 were originated from 2005 to 2007.
The years of origination for our loans receivable outstanding (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) were as follows:

June 30, 2011
			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$33,120	15.9%	$31,833	16.8%	$1,287	6.8%
2000 to 2004	54,114	26.0%	51,544	27.2%	2,570	13.6%
2005 to 2007	77,029	37.0%	75,734	40.0%	1,295	6.8%
2008 to 2011	43,830	21.1%	30,074	15.9%	13,756	72.8%

	$208,093	100.0%	$189,185	100.0%	$18,908	100.0%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$36,405	17.0%	$35,057	17.9%	$1,348	7.2%
2000 to 2004	56,497	26.3%	53,739	27.4%	2,758	14.8%
2005 to 2007	79,118	36.9%	77,773	39.7%	1,345	7.2%
2008 to 2010	42,521	19.8%	29,299	15.0%	13,222	70.8%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

Note 5. Other Assets:
Other assets consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Deferred tax asset, net	$1,270	$1,039
Retained interests in transferred assets	1,014	1,010
Deferred borrowing costs, net	1,007	836
Servicing asset, net	830	758
Investment in variable interest entities (1)	820	2,183
Interest receivable	689	691
Prepaid expenses and deposits	550	286
Other	495	201

	$6,675	$7,004

(1)	During January 2011, our lessee exercised the fixed purchase option related to one of our unconsolidated variable interest entities. No gain or loss was recorded on the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value (1)		Coupon Rate at		Loans at
	June 30,	December 31,	June 30,	December 31,	June 30,
	2011	2010	2011	2010	2011
	(Dollars in thousands, except footnotes)
Structured notes payable:
2003 Joint Venture	$5,989	$7,094	2.75%	2.80%	4.30%
2000 Joint Venture	10,330	11,724	7.28%	7.28%	9.56%
1998 Partnership	3,133	3,339	2.25%	2.25%	4.99%

	19,452	22,157

Junior subordinated notes	27,070	27,070	3.56%	3.54%	NA

Revolving credit facility (2)	12,800	13,800	2.42%	3.25%	NA

Debentures payable	8,179	8,177	5.90%	5.90%	NA

Secured borrowings — government guaranteed loans:
Loans sold for a premium and excess spread	21,970	15,664	3.82%	3.87%	5.95%
Loans sold for excess spread	6,039	6,101	1.58%	1.58%	5.96%

	28,009	21,765

Debt	$95,510	$92,969

(1)	The face amount of debt as of June 30, 2011 and December 31, 2010 was $95,521,000 and $92,982,000, respectively.

(2)
We amended our revolving credit facility in June 2011. The maturity date was extended to June 30, 2014 and our interest rate was reduced to prime less 50 basis points or the 30 day LIBOR plus 2%, at our option.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal payments on our debt at June 30, 2011 were as follows:

		Structured
		Notes and
		Secured	All Other
Years Ending June 30,	Total	Borrowings (1)	Debt (2)
	(In thousands)
2012	$3,984	$3,984	$—
2013	4,266	4,266	—
2014	21,255	4,265	16,990
2015	8,494	4,494	4,000
2016	3,754	3,754	—
Thereafter	53,768	26,698	27,070

	$95,521	$47,461	$48,060

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
Note 7. Share-Based Compensation Plans:
We granted 27,000 option awards on June 10, 2011 at an exercise price of $8.75 (the then current market price). The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	0.71%
Expected Dividend Yield	7.31%
Expected Volatility	33.58%
Expected Forfeiture Rate	2.0%
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $30,000 during the three and six months ended June 30, 2011 related to this option grant. We granted 26,500 option awards on June 12, 2010 at an exercise price of $8.35 (the closing price on June 11, 2010) and recorded compensation expense of approximately $33,000 during the three and six months ended June 30, 2010.
We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 10, 2011 at the then current market price of the shares of $8.75. These shares vested immediately upon issuance. We recorded compensation expense of $44,000 during the three and six months ended June 30, 2011 related to these shares.
We issued an aggregate of 10,000 restricted shares to executive officers on March 13, 2011 at the then current market price of the shares of $8.72. We issued an aggregate of 13,100 restricted shares to executive officers and our Board of Trust Managers on June 12, 2010 at the then current market price of the shares of $8.35. There were forfeitures of 3,400 restricted shares during June 2010. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $24,000 and $42,000 during the three months ended June 30, 2011 and 2010, respectively, and $73,000 and $66,000 during the six months ended June 30, 2011 and 2010, respectively, related to these restricted shares. As of June 30, 2011, there was $60,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Other Income:
Other income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Premium income	$128	$167	$559	$167
Prepayment fees	110	93	110	135
Servicing income	103	86	200	164
Retained interests in transferred assets	53	34	106	75
Loan related income — other	46	38	92	96
Other	18	19	80	38

	$458	$437	$1,147	$675

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
Note 10. Discontinued Operations:
Discontinued operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net gains on sales of real estate	$568	$2	$570	$78
Net operating losses	(232)	(5)	(442)	(70)
Impairment losses	(232)	—	(232)	—

Discontinued operations	$104	$(3)	$(104)	$8

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the second quarter of 2011, previously deferred gains of $683,000 from property sales we financed were recognized as gains due to principal reductions on the underlying loans. During June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction.
During the second quarter of 2011, we recorded impairment losses due to declines in the estimated fair value of our real estate owned, primarily a full service hospitality property owned by the 2003 Joint Venture.
Note 11. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 55,000 shares to reflect the dilutive effect of stock options during the three and six months ended June 30, 2011. During both the three and six months ended June 30, 2010, the weighted average shares outstanding were increased by 16,000 shares to reflect the dilutive effect of stock options.
Not included in the computation of diluted earnings per share were outstanding options to purchase 39,000 and 77,000 common shares during the three and six months ended June 30, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the shares.
Note 12. Fair Value Measurements:
For impaired loans measured at fair value on a nonrecurring basis during the six months ended June 30, 2011 and 2010, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying Value at		Six Months Ended
	June 30,		June 30, (2)
	2011	2010	2011	2010
	(In thousands)
Impaired loans (1)	$2,269	$2,053	$124	$101

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
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. At June 30, 2011 and December 31, 2010, both the carrying value and estimated fair value of our real estate owned was $1,914,000 and $3,477,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of our financial and non-financial instruments were as follows:

	June 30,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$232,292	$230,584	$233,218	$228,821
Cash and cash equivalents	4,709	4,709	2,642	2,642
Restricted cash and cash equivalents	7,211	7,211	5,786	5,786

Liabilities:
Structured notes and SBIC debentures payable	27,631	28,040	30,334	30,781
Secured borrowings — government guaranteed loans	28,009	28,009	21,765	21,765
Revolving credit facility	12,800	12,800	13,800	13,800
Junior subordinated notes	27,070	22,334	27,070	22,310
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
Restricted cash and cash equivalents: Restricted cash and cash equivalents are comprised of our collection and reserve accounts of the securitizations. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection account, (2) the majority of our reserve accounts can be used at any time in conjunction with the exercise of our “clean-up call” options and (3) the reserve accounts providing collateral value at their current carrying amounts to the structured noteholders.
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
Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and was set in a current third-party transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Loans receivable reclassified to real estate owned	$—	$2,380

Reclassification from secured borrowings — government guaranteed loans to loans receivable, net	$—	$2,007

Loans receivable originated to facilitate sales of real estate owned	$1,172	$3,325

Consolidation of off-balance sheet securitizations:
Loans receivable, net	$—	$27,752

Restricted cash and cash equivalents	$—	$3,396

Structured notes payable	$—	$19,524

Note 14. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $18.7 million at June 30, 2011, the majority of which were for prime-based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which expires in October 2011. During April 2011, we signed an amendment extending this lease to February 2015. Future minimum lease payments are as follows:

Twelve Months Ending June 30,	Total
(In thousands)
2012	$85
2013	208
2014	214
2015	146

$653

Employment Agreements
We have employment agreements with our executive officers for terms expiring June 30, 2014. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual compensation paid to the executive officer.

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
Litigation
We had significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary, Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the master lease agreement. While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provides that Arlington will dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and substantially reduces our claims against the Arlington estates. The settlement further provides for mutual releases among the parties. The Bankruptcy Court approved the settlement. Accordingly, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. However, the settlement will only become final upon the Bankruptcy Court’s approval of Arlington’s liquidation plan which was filed during the third quarter of 2007. We currently anticipate that the bankruptcy will be dismissed during the third quarter of 2011 based on a dismissal motion filed with the Bankruptcy Court.
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
The following discussion of our financial condition at June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
EXECUTIVE SUMMARY
General Economic Environment
Commercial Real Estate and Lodging Industry
Economic conditions have subjected our borrowers to financial stress. The operations of the limited service hospitality properties collateralizing our loans were negatively impacted by the recent recessionary economic environment. As a result, we have experienced, and continue to experience, a significant number of issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals, lack of cash flow, shortage of funds for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises, deterioration of the physical property (our collateral) and declining property values. As such, our litigation and foreclosure activity and related costs have increased.
As part of our efforts to assist those borrowers who are experiencing negative cash flows, we temporarily or permanently modified the terms of certain loans receivable or we have allowed reduced payments during the off season. We are not yet able to determine if these concessions were sufficient to improve these borrowers’ cash flows such that future modifications will not be necessary. Recently, we believe that economic conditions have improved, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow was not sufficient to cover their debt service without capital investment to continue to be able to make payments in accordance with their loan documents.
There has been an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. Our impairment losses on our REO during the six months ended June 30, 2011 totaled $232,000 and are included in discontinued operations. As a result of the challenging economic conditions, the holding periods for our REO have increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect of our REO and the limited service hospitality industry which may require additional impairment losses and the effect on our results of operations and financial condition may be material.
Historically, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience an increase in credit losses. In addition, due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.
Liquidity
Our $30 million revolving credit facility (the “Revolver”) was amended and as extended matures on June 30, 2014. Borrowings under the Revolver are unsecured. Previously all amounts borrowed were secured by the loans of PMC Commercial Trust and the stock of our SBLC subsidiary. The interest rate was reduced to prime less 50 basis points or the 30 day LIBOR plus 2%, at our option. The total amount available under the Revolver of initially $30 million is subject to increase as follows: (1) on January 1, 2012, the $30 million would automatically increase by $5 million to $35 million and (2) on January 1, 2013, the $30 million or $35 million (as applicable at the time) would automatically increase by $5 million to $35 million or $40 million, as applicable, provided there is no event of default or potential default on these dates and the non-performing loan ratio, as defined, is not more than 20% on these dates.
During June 2011 we received commitments from the SBA for the issuance of up to $15 million in SBIC debentures. We are currently marketing SBIC loans and anticipate drawing down these debentures, subject to SBA approval, as these loans are funded.
As a result of the prolonged downturn in the real estate markets, the availability of capital for providers of real estate financing was severely restricted. As a result, capital providers (including banks and insurance companies) substantially reduced the availability and increased the cost of debt capital for many companies originating commercial mortgages. These challenges continue to impact our ability to fully utilize our lending platform and have reduced yields on our assets as interest rates declined and remained at low levels. At this time, there is uncertainty as to how long we will continue to be impacted by the current lack of long-term liquidity and what shape the economy will take in the future.
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
During the first six months of 2011, we sold $12.0 million of the guaranteed portion of SBA 7(a) loans for either (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 189 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales”). For hybrid loan sales, gains are not recognized at the time of sale due to accounting rules. The cash premium will instead be amortized as a reduction to interest expense over the life of the loan.

Our secondary market loan sale activity was as follows during the six months ended June 30, 2011:

	Principal	Premium	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax
Cash premium	$6,015,000	$603,000	$559,000	$627,000
Hybrid	5,980,000	598,000	—	730,000

	$11,995,000	$1,201,000	$559,000	$1,357,000

LOAN PORTFOLIO INFORMATION
Loan Activity
During the first six months of 2011 we funded $12.9 million of SBA 7(a) loans. At June 30, 2011, December 31, 2010 and June 30, 2010, our outstanding commitments to fund loans were approximately $18.7 million, $16.5 million and $9.5 million, respectively. We expect that fundings during 2011 will be between $40 million and $50 million predominantly through the SBA 7(a) program.
In addition to our retained portfolio of $234.1 million at June 30, 2011, we service $53.4 million of aggregate principal balance of loans sold pursuant to Secondary Market Loan Sales. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions were consolidated and included in our retained portfolio. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).
Information on our Aggregate Portfolio, including prepayments, was as follows:

	June 30,	December 31,
	2011	2010	2009	2008	2007	2006
	(Dollars in thousands)
Aggregate Portfolio (1)	$287,524	$284,451	$273,687	$275,530	$326,368	$397,567
Loans funded (2)	$13,976	$38,440	$30,435	$34,587	$33,756	$51,686
Prepayments (2)	$4,615	$10,830	$12,795	$68,556	$84,137	$91,710
% Prepayments (3)	3.2%	4.0%	4.6%	21.0%	21.2%	20.5%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the six months ended June 30, 2011.

(3)
Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the six months ended June 30, 2011, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) loans	$5,074	$11,933	$12,940	$22,715
Commercial mortgage loans	830	189	1,036	229

Total loans funded	5,904	12,122	13,976	22,944

Other Loan Transactions:
2000 Joint Venture (1)	—	—	—	22,912
1998 Partnership (1)	—	—	—	5,024
Loans originated to facilitate sales of real estate owned	1,172	1,050	1,172	3,325

Total loans originated	$7,076	$13,172	$15,148	$54,205

Principal Reductions:
Scheduled principal payments	$2,894	$2,877	$5,593	$5,683
Prepayments	3,968	841	4,130	3,058
Proceeds from sale of SBA 7(a) guaranteed loans (2)	1,335	2,007	6,015	2,007

Total principal reductions	$8,197	$5,725	$15,738	$10,748

(1)	The 2000 Joint Venture and the 1998 Partnership were consolidated effective January 1, 2010 due to a change in accounting rules.

(2)	For the three and six months ended June 30, 2010, represents reclassifications from secured borrowings — government guaranteed loans to loans receivable.
Retained Portfolio
Our Retained Portfolio was comprised of the following:

	June 30, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$134,821	58.0%	4.2%	$125,606	53.9%	4.2%
Fixed-rate	47,569	20.5%	9.3%	63,263	27.1%	9.1%
Variable-rate — prime	49,902	21.5%	5.7%	44,349	19.0%	5.7%

	$232,292	100.0%	5.6%	$233,218	100.0%	5.8%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality
At June 30, 2011 and December 31, 2010, we had loan loss reserves of $1,860,000 and $1,609,000, respectively, including general reserves of $1,270,000 and $1,100,000, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings) was 0.25% and 0.14% during the six months ended June 30, 2011 and 2010, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
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
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	June 30, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$178,190	85.6%	$160,110	84.6%	$18,080	95.6%
OAEM	21,992	10.6%	21,981	11.6%	11	0.1%
Substandard	5,384	2.6%	5,023	2.7%	361	1.9%
Doubtful	2,527	1.2%	2,071	1.1%	456	2.4%

	$208,093	100.0%	$189,185	100.0%	$18,908	100.0%

	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Overview

	Three Months Ended
	June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Total revenues	$3,847	$3,935	$(88)	(2.2)%
Total expenses	$2,666	$2,729	$(63)	(2.3)%

Income from continuing operations	$1,235	$1,226	$9	0.7%
Net income	$1,339	$1,223	$116	9.5%
Revenues
We had a decrease in interest income of $109,000 which was primarily attributable to a decrease in our weighted average loans receivable from $235.9 million during the three months ended June 30, 2010 to $232.4 million during the three months ended June 30, 2011 and an increase in non-accrual loans. Our non-accrual loans increased to $4.6 million at June 30, 2011 compared to $1.2 million at June 30, 2010.

Other income consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Premium income	$128	$167
Prepayment fees	110	93
Servicing income	103	86
Retained interests in transferred assets	53	34
Loan related income — other	46	38
Other	18	19

	$458	$437

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, premium income to be recognized was deferred for a period of at least 90 days until any potential contingency period for having to refund these premiums was satisfied. However, contingency periods were eliminated during the first quarter of 2011; therefore, we record premium income for those sales for solely cash premiums and the required 1% servicing spread.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Structured notes payable	$253	$335
Junior subordinated notes	246	245
Secured borrowings	200	86
Revolver	111	198
Debentures payable	124	124
Other	23	23

	$957	$1,011

The weighted average cost of our funds decreased to 3.9% during the three months ended June 30, 2011 compared to 4.1% during the three months ended June 30, 2010.
Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans. The weighted average balance outstanding on our structured notes during the three months ended June 30, 2011 decreased to $19.8 million from $26.0 during the three months ended June 30, 2010.
Secured borrowings increase as we sell SBA 7(a) loans solely for excess servicing spreads. Interest expense on our secured borrowings will continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments. The weighted average balance outstanding on our secured borrowings was $27.0 million during three months ended June 30, 2011 compared to $12.2 million during the three months ended June 30, 2010.
Our Revolver was amended during June 2011. The interest rate was reduced to prime less 50 basis points or the 30 day LIBOR plus 2%, at our option. The weighted average balance outstanding on our Revolver was $12.6 million during the three months ended June 30, 2011 compared to $22.0 million during the three months ended June 30, 2010.

Other Expenses
Salaries and related benefits expense increased $129,000 during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to cost of living increases, an increase in employees, a reduction in the number of loans funded which decreased capitalized loan origination costs and an increase in expense related to issuance of restricted shares.
General and administrative expense decreased $100,000 during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. General and administrative expenses are comprised of (1) corporate overhead including legal and other professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead decreased slightly to $508,000 during the three months ended June 30, 2011 compared to $527,000 during the three months ended June 30, 2010 primarily due to decreased professional fees. Expenses related to assets currently in the process of foreclosure decreased to $36,000 during the three months ended June 30, 2011 compared to $117,000 during the three months ended June 30, 2010. We expect to continue to incur general and administrative expenses related to collateral dependent loans until the foreclosure processes are completed; however, these expenses are difficult to estimate, may increase and may be material.
Discontinued Operations

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Net gains on sales of real estate	$568	$2
Net operating losses	(232)	(5)
Impairment losses	(232)	—

Discontinued operations	$104	$(3)

During the three months ended June 30, 2011, previously deferred gains of $683,000 from property sales we financed were recorded as gains due to principal reductions on the underlying loans. In addition, during June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction.
Our net operating losses from discontinued operations arose from the operations and holding costs of our REO. The majority of our operating REO was acquired subsequent to the second quarter of 2010.
Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During the three months ended June 30, 2011, our losses are primarily related to a full service hospitality property.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Overview

	Six Months Ended
	June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Total revenues	$7,903	$7,390	$513	6.9%
Total expenses	$5,573	$5,025	$548	10.9%

Income from continuing operations	$2,359	$2,493	$(134)	(5.4)%
Net income	$2,255	$2,501	$(246)	(9.8)%
Revenues increased primarily due to an increase in premium income while the increase in our expenses related primarily to an increase in provision for (reduction of) loan losses, net. We had a provision of $379,000 during the six months ended June 30, 2011 compared to a reduction of $98,000 during the six months ended June 30, 2010.
Our net income also decreased as result of a change in discontinued operations which generated a loss of $104,000 during the six months ended June 30, 2011 compared to income of $8,000 during the six months ended June 30, 2010. During 2011, we are experiencing significant operating losses from our REO primarily related to those properties we acquired through foreclosure subsequent to the second quarter of 2010.
More detailed information on the composition of and changes in certain of our revenues and expenses is provided below.
Revenues
Other income consisted of the following:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Premium income	$559	$167
Servicing income	200	164
Prepayment fees	110	135
Retained interests in transferred assets	106	75
Loan related income — other	92	96
Other	80	38

	$1,147	$675

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, premium income to be recognized was deferred for a period of at least 90 days until any potential contingency period for having to refund these premiums was satisfied. However, contingency periods were eliminated during the first quarter of 2011; therefore, we recorded premium income for those sales for solely cash premiums and the required 1% servicing spread.

Interest Expense
Interest expense consisted of the following:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Structured notes payable	$526	$681
Junior subordinated notes	489	484
Secured borrowings	386	105
Revolver	238	398
Debentures payable	246	247
Other	45	85

	$1,930	$2,000

The weighted average cost of our funds was 3.9% during both the six months ended June 30, 2011 and 2010.
Our weighted average secured borrowings increased to $25.2 million during the six months ended June 30, 2011 compared to $8.1 million during the six months ended June 30, 2010. Interest expense on our secured borrowings will continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments.
We amended our Revolver during June 2011. The interest rate was reduced to prime less 50 basis points or the 30 day LIBOR plus 2%, at our option. The weighted average balance outstanding on our Revolver was $12.7 million during the six months ended June 30, 2011 compared to $22.1 million during the six months ended June 30, 2010.
Other Expenses
Salaries and related benefits expense increased $305,000 during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to cost of living increases, an increase in employees, a reduction in the number of loans funded which decreased capitalized loan origination costs and an increase in expense related to issuance of restricted shares.
General and administrative expense decreased $164,000 during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. General and administrative expenses are comprised of (1) corporate overhead including legal and other professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased slightly to $936,000 during the six months ended June 30, 2011 compared to $907,000 during the six months ended June 30, 2010. Expenses related to assets currently in the process of foreclosure totaled $305,000 during the six months ended June 30, 2010 compared to $112,000 during the six months ended June 30, 2011. We expect to continue to incur general and administrative expenses related to collateral dependent loans until the foreclosure processes are completed; however, these expenses are difficult to estimate, may increase and may be material.
We had a provision for loan losses, net, of $379,000 during the six months ended June 30, 2011 compared to a reduction of loan losses, net, of $98,000 during the six months ended June 30, 2010. The increase during the six months ended June 30, 2011 was comprised of $170,000 related to an increase in general reserves and $209,000 in specific identification reserves. The reduction of loan losses during the six months ended June 30, 2010 was related to specific identification reserves primarily related to positive changes in (1) the financial condition of certain borrowers and (2) collateral valuation on a limited service hospitality loan.
We recorded income tax benefits of $29,000 and $128,000 during the six months ended June 30, 2011 and 2010, respectively, related to our taxable REIT subsidiaries which had a loss of $293,000 during 2010 compared to a loss of $100,000 during 2011. See — “REIT Taxable Income.”

Discontinued Operations

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net gains on sales of real estate	$570	$78
Net operating losses	(442)	(70)
Impairment losses	(232)	—

Discontinued operations	$(104)	$8

During the six months ended June 30, 2011, previously deferred gains of $685,000 from property sales we financed were recorded as gains due to principal reductions on the underlying loans. In addition, during June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction. We recorded a gain on the sale of an asset acquired through foreclosure of $76,000 during the six months ended June 30, 2010.
Our net operating losses from discontinued operations arose from the operations and holding costs of our REO. The majority of our REO was acquired during June 2010 and the fourth quarter of 2010; thus, net losses for our three hospitality properties are not included in the three months ended June 30, 2010.
Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During the three months ended June 30, 2011, our losses are primarily related to a full service hospitality property.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Six Months Ended
	June 30,
	2011	2010	Change
	(In thousands)
Cash used in operating activities	$(2,645)	$(15,773)	$13,128
Cash provided by investing activities	6,294	7,555	(1,261)
Cash provided by (used in) financing activities	(1,582)	6,789	(8,371)

Net cash flow	$2,067	$(1,429)	$3,496

Operating Activities
As a REIT, our earnings are typically used to fund our dividends. Since operating cash flows also include lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash flow from operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow from operating activities. Modified Cash is calculated by adjusting our cash flow from operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash, a non-GAAP financial measurement, is one of the factors used by our Board of Trust Managers (the “Board”) in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.

The following reconciles net cash used in operating activities to Modified Cash:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(2,645)	$(15,773)
Change in operating assets and liabilities	872	(1,166)
Operating Loan Activity	4,728	19,826

Modified Cash	$2,955	$2,887

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the six months ended June 30, 2011 and 2010, dividend distributions were greater than our Modified Cash by $426,000 and $510,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on loans receivable.
Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. During the six months ended June 30, 2011 and 2010, the primary source of funds was principal collected on loans, net of loans funded of $6,196,000 and $5,559,000, respectively. We expect that this will continue to be our primary source of funds from investing activities. During the six months ended June 30, 2011, we also received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised their fixed purchase option. In addition, during the six months ended June 30, 2010, we sold assets included in REO and collected cash proceeds of $2,291,000.
Based on our outstanding loan portfolio at June 30, 2011, our estimated principal payments during the next twelve months are approximately $11.9 million. Of this, approximately $7.3 million could be available to repay a portion of the existing balance under the Revolver. The remaining $4.6 million would be used to repay structured notes payable, secured borrowings and for working capital of our SBICs.
Financing Activities
We used funds from financing activities during the six months ended June 30, 2011 and 2010 primarily (1) to pay dividends of $3,381,000 and $3,397,000, respectively, and (2) for net repayment on our Revolver of $1,000,000 and $4,100,000, respectively. Proceeds from Secondary Market Loans Sales recorded as secured borrowings during the six months ended June 30, 2011 and 2010 were $5,980,000 and $18,639,000, respectively. In addition, during the six months ended June 30, 2010, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in May 2010 using cash on hand of one of our SBIC subsidiaries.
Sources and Uses of Funds
Liquidity Overview
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

Our Revolver was amended and as extended matures on June 30, 2014. Borrowings under the Revolver are unsecured. Previously all amounts borrowed were secured by the loans of PMC Commercial Trust and the stock of our SBLC subsidiary. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver is initially $30 million, which is subject to increase as follows: (1) on January 1, 2012, the $30 million would automatically increase by $5 million to $35 million and (2) on January 1, 2013, the $30 million or $35 million (as applicable at the time) would automatically increase by $5 million to $35 million or $40 million, as applicable, provided there is no event of default or potential default on these dates and the non-performing loan ratio, as defined, is not more than 20% on these dates. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. The amendment modifies certain of these covenants and deletes certain financial covenants including, the maximum leverage ratio, maximum non-performing loan ratio, maximum charge-off ratio and minimum asset coverage ratio.
Currently we believe that access to debt capital through new warehouse lines, trust preferred securities or securitization issuances is not available to us or, to the extent available, with terms that would be unacceptable to us. During the recession that commenced in 2008, banks and other lending institutions tightened lending standards and restricted credit to long-term real estate lenders like ourselves as they rebuilt their capital bases. The structured credit markets, including the asset-backed securities (“ABS”) markets, and warehouse credit facilities were severely curtailed. These sources of funds are currently not available to us due to, among other things, (1) the market conditions described above, (2) the long-term maturities of our loans, (3) our concentration in the hospitality industry and (4) our relatively small size. In addition, there is currently no market for issuance of trust preferred securities (junior subordinated notes) for real estate companies and we do not anticipate this market to be available in the future. The lack of liquidity in ABS, commercial mortgage-backed securities and other commercial mortgage markets continues today and has negatively impacted commercial real estate sales and financing activity since 2009. While we believe these conditions have improved and will continue to improve since commercial real estate market fundamentals should return over the long-term, we are unable to predict how long these conditions will continue and what long-term impact this will have on these markets.
If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due and terminate commitments thereunder to satisfy any balance outstanding and due pursuant to the Revolver. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders. In the event of a default on our Revolver, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements.
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
At June 30, 2011, the issuance of junior subordinated notes and structured loan financings or sales were not available to us and there can be no assurance that they will be available in the future. Since 2004, our working capital has primarily been provided through credit facilities, the issuance of junior subordinated notes and principal payments (including prepayments) on loans receivable. Prior to 2004, our primary source of long-term funds was structured loan sale transactions. At the current time, there is a limited market for commercial loan asset-backed securitizations. We cannot anticipate when, or if, this market will be available to us in the future. Until this market becomes more readily available, our ability to grow is limited.

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
Our Revolver, which currently has aggregate availability of $30 million, matures June 30, 2014. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all.
During June 2011 we received commitments from the SBA for the issuance of up to $15 million in SBIC debentures. We are currently marketing SBIC loans and anticipate drawing down these debentures, subject to SBA approval, as these loans are funded. The interest rate on the debentures will be set within six months of the issuance of the debenture.
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
The Revolver requires us to meet certain covenants. At June 30, 2011, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.
Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $18.7 million at June 30, 2011, the majority of which were for prime-rate based loans to be originated under the SBA 7(a) program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $5.6 million related to these loans; however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2011, we anticipate loan fundings will range from $40 million to $50 million. In addition, we use funds for operating deficits and holding costs of our REO and properties in the process of foreclosure.
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
We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the six months ended June 30, 2011, the sources of funds for our dividend distributions of $3.4 million were Modified Cash of $2.9 million and principal collections on our loans receivable of $0.5 million.

DIVIDENDS
Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income and maintenance of REIT status, TRS taxable income, the economic environment, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor.
Dividends declared during 2011 were as follows:

		Amount
Date Paid	Record Date	Per Share
April 11, 2011	March 31, 2011	$0.16
July 11, 2011	June 30, 2011	0.16

		$0.32

We have a minimum net worth covenant ($142.0 million) within our Revolver that may limit our ability to pay out returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid and management does not believe that this covenant will restrict future dividend payments.
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
The following reconciles net income to REIT taxable income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$1,339	$1,223	$2,255	$2,501
Gains related to real estate	(683)	(2)	(235)	387
Amortization and accretion	(17)	(25)	(33)	(51)
Loan valuation	(41)	(361)	147	(558)
Impairment losses	209	—	209	—
Other, net	4	(100)	34	(154)

Subtotal	811	735	2,377	2,125

Adjustment for TRS net loss, net of tax	128	60	100	293

REIT taxable income	$939	$795	$2,477	$2,418

Distributions declared	$1,692	$1,690	$3,383	$3,378

Weighted average common shares outstanding	10,571	10,550	10,566	10,549

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income.
Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and TRS’s taxable income (net of current income tax expense) is materially different than our net income. The following table reconciles our net income to our Adjusted Taxable Income, Net of Current Tax Expense:

	Six Months Ended June 30, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$2,255	$2,355	$(100)
Book vs. tax timing differences	815	122	693 (1)

Taxable income	3,070	2,477	593
Special item (2)	(448)	(448)	—

Taxable Income, adjusted for special item	2,622	2,029	593
Current income tax expense	(202)	—	(202)

Adjusted Taxable Income, Net of Current Tax Expense	$2,420	$2,029	$391

	Six Months Ended June 30, 2010
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$2,501	$2,794	$(293)
Book vs. tax timing differences	1,011	(376)	1,387 (1)

Taxable income	3,512	2,418	1,094
Current income tax expense	(374)	—	(374)

Adjusted Taxable Income, Net of Current Tax Expense	$3,138	$2,418	$720

(1)	Includes $690,000 and $1,858,000 of timing differences during 2011 and 2010, respectively, related to Secondary Market Loan Sales.

(2)	Recognition of deferred gain for tax purposes on a property previously owned by our off-balance sheet variable interest entity.
Adjusted Taxable Income, Net of Current Tax Expense is defined as reported net income, adjusted for book versus tax timing differences and special items. Special items may include, but are not limited to, unusual and infrequent non-operating items. Among other items, we use Adjusted Taxable Income, Net of Current Tax Expense to measure and evaluate our operations. We believe that the results provide a useful analysis of ongoing operating trends.

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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Six Months	Year Ended	Six Months
	Ended	December 31,	Ended
Provision for loan losses	June 30, 2011	2010	June 30, 2010
	(In thousands)
As reported (1)	$520	$1,019	$306
Annual loan losses increase by 50 basis points (2)	1,042	2,117	884
Annual loan losses increase by 100 basis points (2)	1,564	3,214	1,462

(1)	Excludes reductions of loan losses

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
At June 30, 2011, our loans are 80% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $184.7 million of variable-rate loans at June 30, 2011. The estimated fair value of our variable-rate loans ($181.8 million at June 30, 2011) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $47.6 million and $63.2 million of fixed-rate loans at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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
INTEREST RATE SENSITIVITY
At June 30, 2011 and December 31, 2010, we had $184.7 million and $170.0 million of variable-rate loans, respectively, and $77.0 million and $73.1 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($107.7 million and $96.9 million at June 30, 2011 and December 31, 2010, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at June 30, 2011 and December 31, 2010, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by approximately $269,000 and $242,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and secured borrowings — government guaranteed loans. At June 30, 2011 and December 31, 2010, approximately $18.5 million and $19.9 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2011, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $770,000.
Our fixed-rate debt at June 30, 2011 was comprised of SBA debentures and structured notes of the 2000 Joint Venture.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2011 and December 31, 2010:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,507	$1,727	$5,824	$5,807	$1,985	$1,658	$18,508	$19,065
Variable-rate debt (LIBOR and prime based) (3) (4)	2,477	2,539	15,420	2,687	1,769	52,110	77,002	72,118

Totals	$3,984	$4,266	$21,244	$8,494	$3,754	$53,768	$95,510	$91,183

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2011 was 6.7%.

(3)
Principal payments on the structured notes and secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(4)	The weighted average interest rate of our variable-rate debt at June 30, 2011 was 3.2%.

	Years Ending December 31,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,652	$1,815	$6,155	$2,008	$6,205	$2,066	$19,901	$20,514
Variable-rate debt (LIBOR and prime rate based) (3) (4)	16,123	2,414	2,463	2,570	2,534	46,964	73,068	68,142

Totals	$17,775	$4,229	$8,618	$4,578	$8,739	$49,030	$92,969	$88,656

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2010 was 6.7%.

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

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the following.
Investment Risks — Lending Activities
Recent delays by U.S. lawmakers in reaching an agreement to raise the national debt ceiling, the resulting uncertainty about whether lawmakers will be able to implement a deficit reduction plan and any downgrade in the U.S.’s credit rating could materially adversely affect our business, financial condition, results of operations and share price.
The current U.S. debt ceiling and budget deficit concerns caused a credit rating agency downgrade to the U.S.’s credit rating for the first time in history. In addition, there potentially may be future downgrades. While U.S. lawmakers were able to reach an agreement and raise the national debt ceiling, there is still uncertainty about whether the U.S. can implement the deficit reduction plan or avoid having additional credit rating downgrades by one or more of the rating agencies. Any default by the U.S. on its obligations, the perceived risk of such a default or any downgrade of the U.S.’s credit rating could have a material adverse affect on the financial markets and economic conditions in the U.S. and throughout the world which could negatively affect our business, financial condition, results of operations and share price.
These economic and market conditions could negatively impart the value of the government guaranteed portion of our SBA 7(a) program loans or the interest rates that we may be charged on future SBIC debenture issuances. In addition, these economic and market conditions could adversely affect our business in many ways, including but not limited to, adversely impacting our ability to obtain financing for our investments or increasing the cost of such financing if it is obtained.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Reserved
ITEM 5. Other Information
None.

ITEM 6. Exhibits
A. Exhibits

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

10.1	Form of Executive Employment Contract (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2011).

10.2	First Amendment to Amended and Restated Credit Agreement among PMC Commercial Trust, First Western SBLC, Inc., and JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders named therein, dated June 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

10.3	Second Amended and Restated Revolving Note executed by PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

10.4	First Amended and Restated Revolving Note executive by First Western SBLC, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

*31.1	Section 302 Officer Certification — Chief Executive Officer

*31.2	Section 302 Officer Certification — Chief Financial Officer

**32.1	Section 906 Officer Certification — Chief Executive Officer

**32.2	Section 906 Officer Certification — Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

***
In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 08/09/11	/s/ Lance B. Rosemore Lance B. Rosemore
President and Chief Executive Officer

Date: 08/09/11	/s/ Barry N. Berlin

Barry N. Berlin
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)