Form 10-Q
period 2011-09-30
PMC COMMERCIAL TRUST /TX
filed 2011-11-09
CIK 908311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of November 3, 2011, the Registrant had outstanding 10,574,554 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I
Financial Information
ITEM 1.
Financial Statements
PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$121,580	$122,581
Commercial mortgage loans receivable, subject to structured notes payable	33,200	40,421
SBIC commercial mortgage loans receivable	30,346	31,113
SBA 7(a) loans receivable, subject to secured borrowings	29,947	20,533
SBA 7(a) loans receivable	20,353	18,570

Loans receivable, net	235,426	233,218
Restricted cash and cash equivalents	8,879	5,786
Cash and cash equivalents	7,789	2,642
Real estate owned	1,905	3,477
Other assets	6,827	7,004

Total assets	$260,826	$252,127

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings — government guaranteed loans	$31,977	$21,765
Junior subordinated notes	27,070	27,070
Structured notes payable	17,001	22,157
Revolving credit facility	14,800	13,800
SBIC debentures payable	13,180	8,177

Debt	104,028	92,969
Borrower advances	4,048	3,462
Accounts payable and accrued expenses	2,305	2,739
Dividends payable	1,715	1,712
Deferred gains on property sales	—	685

Total liabilities	112,096	101,567

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,110,883 and 11,095,883 shares issued at September 30, 2011 and December 31, 2010, respectively; 10,574,554 and 10,559,554 shares outstanding at September 30, 2011 and December 31, 2010, respectively	111	111
Additional paid-in capital	152,918	152,756
Net unrealized appreciation of retained interests in transferred assets	371	276
Cumulative net income	175,437	172,449
Cumulative dividends	(176,106)	(171,031)

	152,731	154,561

Less: Treasury stock; at cost, 536,329 shares at September 30, 2011 and December 31, 2010	(4,901)	(4,901)

Total beneficiaries’ equity	147,830	149,660

Noncontrolling interests — cumulative preferred stock of subsidiary	900	900

Total equity	148,730	150,560

Total liabilities and equity	$260,826	$252,127

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Interest income	$10,098	$10,198	$3,342	$3,483
Other income	1,614	1,495	467	820

Total revenues	11,712	11,693	3,809	4,303

Expenses:
Salaries and related benefits	3,263	2,897	1,047	986
Interest	2,871	3,042	941	1,042
General and administrative	1,663	1,662	615	450
Provision for (reduction of) loan losses, net	362	389	(17)	487

Total expenses	8,159	7,990	2,586	2,965

Income before income tax benefit (provision) and discontinued operations	3,553	3,703	1,223	1,338

Income tax benefit (provision)	38	32	9	(96)

Income from continuing operations	3,591	3,735	1,232	1,242

Discontinued operations	(603)	(27)	(499)	(35)

Net income	$2,988	$3,708	$733	$1,207

Weighted average shares outstanding:
Basic	10,569	10,552	10,575	10,558

Diluted	10,624	10,568	10,589	10,574

Basic and diluted earnings per share:
Income from continuing operations	$0.34	$0.35	$0.12	$0.11
Discontinued operations	(0.06)	—	(0.05)	—

Net income	$0.28	$0.35	$0.07	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)

Net income	$2,988	$3,708	$733	$1,207

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation arising during period	169	203	51	183
Net realized gains included in net income	(74)	(7)	(29)	(3)

	95	196	22	180

Comprehensive income	$3,083	$3,904	$755	$1,387

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

	Nine Months Ended September 30, 2011
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity

Balances, January 1, 2011	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560
Net unrealized appreciation	—	—	—	95	—	—	—	—	95
Share-based compensation expense	15,000	—	162	—	—	—	—	—	162
Dividends ($0.48 per share)	—	—	—	—	—	(5,075)	—	—	(5,075)
Net income	—	—	—	—	2,988	—	—	—	2,988

Balances, September 30, 2011	10,574,554	$111	$152,918	$371	$175,437	$(176,106)	$(4,901)	$900	$148,730

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$2,988	$3,708
Adjustments to reconcile net income to net cash used in operating activities:
Impairment losses	650	—
Net gains on sales of real estate	(570)	(78)
Deferred income taxes	(376)	(564)
Provision for loan losses, net	362	389
Unrealized premium adjustment	1,097	1,205
Amortization and accretion, net	(22)	96
Share-based compensation	162	116
Capitalized loan origination costs	(170)	(230)
Loans funded, held for sale	(17,107)	(23,689)
Proceeds from sale of guaranteed loans	8,631	—
Principal collected on loans	427	146
Loan fees remitted, net	(99)	(64)
Change in operating assets and liabilities:
Other assets	(401)	(285)
Borrower advances	586	932
Accounts payable and accrued expenses	(468)	(32)
Other liabilities	(49)	(39)

Net cash used in operating activities	(4,359)	(18,389)

Cash flows from investing activities:
Loans funded	(6,792)	(6,354)
Principal collected on loans	13,084	16,410
Principal collected on retained interests in transferred assets	102	161
Purchase of furniture, fixtures, and equipment	(31)	—
Proceeds from sales of real estate owned, net	111	2,291
Proceeds from (investmest in) unconsolidated subsidiary	1,373	(1,024)
Investment in restricted cash and cash equivalents, net	(3,093)	(385)

Net cash provided by investing activities	4,754	11,099

Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net	1,000	(9,400)
Payment of principal on structured notes payable	(5,156)	(4,459)
Proceeds from issuance of SBIC debentures	5,000	—
Proceeds from secured borrowings — government guaranteed loans	9,733	25,203
Payment of principal on secured borrowings — government guaranteed loans	(427)	(146)
Redemption of redeemable preferred stock of subsidiary	—	(2,000)
Proceeds from issuance of common shares	—	11
Payment of borrowing costs	(326)	—
Payment of dividends	(5,072)	(5,086)

Net cash provided by financing activities	4,752	4,123

Net increase (decrease) in cash and cash equivalents	5,147	(3,167)

Cash and cash equivalents, beginning of year	2,642	7,838

Cash and cash equivalents, end of period	$7,789	$4,671

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation:
The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Note 2. Recently Issued Accounting Pronouncements:
Accounting Standards Concept (“ASC”) topic 310 Update 2011-02 (“ASC 2011-02”) was issued in April 2011. ASC 2011-02 clarified guidance, for loans which have been restructured, on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. ASC 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of adopting the amendments in ASC 2011-02, we reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. We identified as troubled debt restructurings certain loans receivable for which the loan loss reserves had previously been measured under a general loan loss reserve methodology. Upon identifying these loans receivable as troubled debt restructurings, we identified them as impaired under the guidance in Section 310-10-35. The amendments in ASC 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those loans receivable newly identified as impaired. At September 30, 2011, the recorded investment in loans receivable for which the loan loss reserves were previously measured under a general loan loss reserve methodology and are now impaired under Section 310-10-35 was $6.5 million, and the loan loss reserves associated with these loans receivable, on the basis of a current evaluation of loss, were $161,000.
Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP was issued in May 2011. This ASU provides additional guidance on fair value measurements and requires additional fair value disclosures including quantitative and qualitative information for recurring Level 3 fair value measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact of this ASU on our financial statements.
Note 3. Reclassifications:
Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income, cash flows or beneficiaries’ equity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Loans Receivable, net:
Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commercial mortgage loans (1)	$123,031	$124,065
Commercial mortgage loans, subject to structured notes payable (2)	33,221	40,514
SBIC commercial mortgage loans	30,584	31,289
SBA 7(a) loans, subject to secured borrowings	29,632	20,326
SBA 7(a) loans	20,666	18,673

Total loans receivable	237,134	234,867
Adjusted by:
Deferred capitalized costs (commitment fees), net	119	(40)
Loan loss reserves	(1,827)	(1,609)

Loans receivable, net	$235,426	$233,218

(1)	At December 31, 2010, these loans were pledged to our revolving credit facility.

(2)
We repaid the 1998 Partnership notes on October 3, 2011 and will repay the 2000 Joint Venture notes on November 15, 2011; thus, loans totaling $17.4 million will no longer be subject to structured notes payable or encumbered as of these dates.

Commercial mortgage loans
Represents all of the loans of PMC Commercial Trust.
Commercial mortgage loans, subject to structured notes payable
Represents loans contributed to special purpose entities in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable includes these loans.
SBIC commercial mortgage loans
Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.
SBA 7(a) loans, subject to secured borrowings
Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings — government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.
SBA 7(a) loans
Represents (1) the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and (2) the government guaranteed portion of loans that have not yet been fully funded or legally sold. The balance is net of retained loan discounts of $1.4 million and $1.3 million at September 30, 2011 and December 31, 2010, respectively.
Concentration Risks
We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both September 30, 2011 and December 31, 2010, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.
At September 30, 2011 and December 31, 2010, approximately 18% and 19%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at September 30, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing greater than 5% of our loans receivable (approximately 6%) at both September 30, 2011 and December 31, 2010. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.
Aging
The following tables represent an aging of our loans receivable. These tables do not include our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal.

September 30, 2011
			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$204,701	98.7%	$184,556	98.8%	$20,145	97.5%
Between 30 and 59 days delinquent	6	—	—	—	6	—
Between 60 and 89 days delinquent	629	0.3%	629	0.3%	—	—
Over 89 days delinquent (2)	2,166	1.0%	1,651	0.9%	515	2.5%

	$207,502	100.0%	$186,836	100.0%	$20,666	100.0%

(1)	Includes $6.5 million of loans classified as troubled debt restructurings which are current based on revised note terms.

(2)	Includes $1.5 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings.

December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$196,539	91.6%	$178,592	91.2%	$17,947	96.1%
Between 30 and 59 days delinquent	4,877	2.3%	4,664	2.4%	213	1.1%
Between 60 and 89 days delinquent	5,576	2.6%	5,253	2.7%	323	1.7%
Over 89 days delinquent (2)	7,549	3.5%	7,359	3.8%	190	1.0%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loan Loss Reserves
We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to establish the reserve for that loan and the ultimate determination as to whether it is considered impaired.
Management closely monitors our loans which require evaluation for loan loss reserves based on specific criteria which classify the loans into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and liquidation of the collateral securing the loan is probable. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically these borrowers, whose loans are classified as OAEM, are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provided for interest only payments during a short period of time. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs (commitment fees)):

	September 30, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$184,846	89.1%	$164,899	88.3%	$19,947	96.5%
OAEM	12,775	6.1%	12,775	6.8%	—	—
Substandard	5,108	2.5%	5,064	2.7%	44	0.2%
Doubtful	4,773	2.3%	4,098	2.2%	675	3.3%

	$207,502	100.0%	$186,836	100.0%	$20,666	100.0%

	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our loan loss reserves as a percentage of our outstanding portfolio (excluding SBA 7(a) loans receivable, subject to secured borrowings) were 88 basis points and 72 basis points at September 30, 2011 and September 30, 2010, respectively. Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding SBA 7(a) loans receivable, subject to secured borrowings) was 0.30% and 0.33% during the nine months ended September 30, 2011 and 2010, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
The activity in our loan loss reserves was as follows:

	Nine Months Ended September 30,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306	$1,257
Provision for loan losses	628	246	382	769
Reduction of loan losses	(266)	(241)	(25)	(381)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	—	—	—	184
Principal balances written-off	(144)	(17)	(127)	(171)

Balance, end of period	$1,827	$1,291	$536	$1,658

Information on those loans considered to be impaired loans was as follows:

	September 30, 2011			December 31, 2010
		Commercial			Commercial
		Mortgage	SBA 7(a)		Mortgage	SBA 7(a)
	Total	Loans	Loans	Total	Loans	Loans
	(In thousands)
Impaired loans requiring reserves	$8,376	$7,861	$515	$687	$419	$268
Impaired loans expected to be fully recoverable	1,017	857	160	228	228	—

Total impaired loans	$9,393	$8,718	$675	$915	$647	$268

Loan loss reserves	$561	$281	$280	$219	$25	$194

Our impaired loans requiring reserves at September 30, 2011 included $6,488,000 of loans classified as troubled debt restructurings. There are three commercial mortgage loans classified as troubled debt restructurings due to extended interest only periods.

	Three Months Ended September 30,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Average impaired loans	$9,420	$8,744	$676	$5,990

Interest income on impaired loans	$28	$26	$2	$38

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2011
		Commercial
		Mortgage	SBA 7(a)
	Total	Loans	Loans	2010
	(In thousands)
Average impaired loans	$8,504	$7,952	$552	$4,549

Interest income on impaired loans	$228	$213	$15	$114

Our recorded investment in Non-Accrual Loans at September 30, 2011 of $4,614,000 was comprised of $521,000 of SBA 7(a) loans and $4,093,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2010 of $12,275,000 was comprised of $519,000 of SBA 7(a) loans and $11,756,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at September 30, 2011 or December 31, 2010. The decrease in our Non-Accrual Loans from December 31, 2010 to September 30, 2011 is primarily due the decrease in loans delinquent 60 days or more at December 31, 2010 including loans for which the borrowers filed for Chapter 11 Bankruptcy whose bankruptcy plans were confirmed and are now paying according to modified terms and a $3.2 million loan classified as a troubled debt restructuring that is now current under agreed upon modified terms.
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
The years of origination for our loans receivable outstanding (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) were as follows:

September 30, 2011
			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$31,226	15.0%	$29,966	16.0%	$1,260	6.1%
2000 to 2004	53,139	25.6%	50,607	27.1%	2,532	12.3%
2005 to 2007	76,230	36.7%	75,005	40.1%	1,225	5.9%
2008 to 2011	46,907	22.6%	31,258	16.7%	15,649	75.7%

	$207,502	100.0%	$186,836	100.0%	$20,666	100.0%

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
Year of Origination	Totals		Loans		Loans
	(Dollars in thousands)
1991 to 1999	$36,405	17.0%	$35,057	17.9%	$1,348	7.2%
2000 to 2004	56,497	26.3%	53,739	27.4%	2,758	14.8%
2005 to 2007	79,118	36.9%	77,773	39.7%	1,345	7.2%
2008 to 2010	42,521	19.8%	29,299	15.0%	13,222	70.8%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

Note 5. Other Assets:
Other assets consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Deferred tax asset, net	$1,415	$1,039
Deferred borrowing costs, net	1,141	836
Retained interests in transferred assets	1,003	1,010
Servicing asset, net	846	758
Investment in variable interest entities (1)	820	2,183
Interest receivable	669	691
Prepaid expenses and deposits	480	286
Other	453	201

	$6,827	$7,004

(1)	During January 2011, our lessee exercised the fixed purchase option related to one of our unconsolidated variable interest entities. No gain or loss was recorded on the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Debt:
Information on our debt was as follows:

					Weighted
					Average
					Interest Rate
			Weighted Average		on Underlying
	Carrying Value (1)		Coupon Rate at		Loans at
	September 30,	December 31,	September 30,	December 31,	September 30,
	2011	2010	2011	2010	2011
	(Dollars in thousands, except footnotes)

Structured notes payable:
2003 Joint Venture	$5,572	$7,094	2.87%	2.80%	4.24%
2000 Joint Venture (2)	8,685	11,724	7.28%	7.28%	9.47%
1998 Partnership (3)	2,744	3,339	2.25%	2.25%	5.19%

	17,001	22,157

Junior subordinated notes	27,070	27,070	3.50%	3.54%	NA

Revolving credit facility (4)	14,800	13,800	2.49%	3.25%	NA

Debentures payable (5)	13,180	8,177	4.95%	5.90%	NA

Secured borrowings — government guaranteed loans:
Loans sold for a premium and excess spread	25,967	15,664	3.79%	3.87%	5.95%
Loans sold for excess spread	6,010	6,101	1.58%	1.58%	5.96%

	31,977	21,765

Debt	$104,028	$92,969

(1)	The face amount of debt as of September 30, 2011 and December 31, 2010 was $104,038,000 and $92,982,000, respectively.

(2)	We exercised our “clean-up call” provision to redeem the 2000 Joint Venture notes and will repay them on November 15, 2011 using our revolving credit facility.

(3)	We exercised our “clean-up call” provision to redeem the 1998 Partnership notes and repaid these notes on October 3, 2011 using our revolving credit facility.

(4)
We amended our revolving credit facility in June 2011. The maturity date was extended to June 30, 2014 and our interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. Borrowings under the amended facility are unsecured.

(5)
One of our SBIC subsidiaries issued $5 million of debentures in September with an interest rate of 2.877% plus an annual fee of 0.515%. The debentures mature in 10 years and have semi-annual interest only payments until maturity.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principal payments on our debt at September 30, 2011 were as follows:

		Structured
Twelve		Notes and
Months Ending		Secured	All Other
September 30,	Total	Borrowings (1)	Debt (2)
	(In thousands)
2012	$17,819	$17,819	$—
2013	846	846	—
2014	19,863	873	18,990
2015	4,904	904	4,000
2016	936	936	—
Thereafter	59,670	27,600	32,070

	$104,038	$48,978	$55,060

(1)
Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. No payment is due on the structured notes or secured borrowings unless payments are received from the borrowers on the loans underlying them. The 1998 Partnership notes were repaid on October 3, 2011; therefore, they are shown above in the twelve months ending September 30, 2012. The 2000 Joint Venture notes will be repaid on November 15, 2011; therefore, they are shown above in the twelve months ending September 30, 2012. We expect to repay the 2003 Joint Venture notes during the first quarter of 2012; therefore, they are shown above in the twelve months ending September 30, 2012.

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
The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $30,000 during the nine months ended September 30, 2011 related to this option grant. We granted 26,500 option awards on June 12, 2010 at an exercise price of $8.35 (the closing price on June 11, 2010) and recorded compensation expense of approximately $33,000 during the nine months ended September 30, 2010.
We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 10, 2011 at the then current market price of the shares of $8.75. These shares vested immediately upon issuance. We recorded compensation expense of $44,000 during the nine months ended September 30, 2011 related to these shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We issued an aggregate of 10,000 restricted shares to executive officers on March 13, 2011 at the then current market price of the shares of $8.72. We issued an aggregate of 13,100 restricted shares to executive officers and our Board of Trust Managers on June 12, 2010 at the then current market price of the shares of $8.35. There were forfeitures of 3,400 restricted shares during June 2010. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $15,000 and $17,000 during the three months ended September 30, 2011 and 2010, respectively, and $88,000 and $83,000 during the nine months ended September 30, 2011 and 2010, respectively, related to these restricted shares. As of September 30, 2011, there was $45,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.
Note 8. Other Income:
Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Premium income	$242	$514	$801	$681
Servicing income	89	86	289	250
Retained interests in transferred assets	55	38	161	113
Loan related income — other	40	54	132	150
Prepayment fees	8	101	118	236
Other	33	27	113	65

	$467	$820	$1,614	$1,495

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Discontinued Operations:
Discontinued operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net gains on sales of real estate	$—	$—	$570	$76
Net operating losses	(81)	(35)	(523)	(103)
Impairment losses	(418)	—	(650)	—

Discontinued operations	$(499)	$(35)	$(603)	$(27)

During the second quarter of 2011, previously deferred gains of $683,000 from property sales we financed were recognized as gains due to principal reductions on the underlying loans. During June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction. We recorded a gain on the sale of an asset acquired through foreclosure of $76,000 during the nine months ended September 30, 2010.
Net operating losses from discontinued operations arose from the operations and holding costs of our real estate owned. The majority of our operating real estate owned was acquired subsequent to the second quarter of 2010.
During 2011, we recorded impairment losses due to declines in the estimated fair value of our real estate owned, primarily a full service hospitality property owned by the 2003 Joint Venture.
Note 11. Earnings Per Share:
The computations of basic earnings per common share are based on our weighted average shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 14,000 and 55,000 shares to reflect the dilutive effect of stock options during the three and nine months ended September 30, 2011, respectively. During both the three and nine months ended September 30, 2010, the weighted average shares outstanding were increased by 16,000 shares to reflect the dilutive effect of stock options.
Not included in the computation of diluted earnings per share were outstanding options to purchase 39,000 and 77,000 common shares during nine months ended September 30, 2011 and 2010, respectively, and 81,000 and 77,000 common shares during three months ended September 30, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Fair Value Measurements:
For impaired loans measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 and 2010, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

			Provision for
			Loan Losses
	Carrying Value at		Nine Months Ended
	September 30,		September 30, (2)
	2011	2010	2011	2010
	(In thousands)
Impaired loans (1)	$8,832	$6,205	$335	$436

(1)	Carrying value represents our impaired loans net of loan loss reserves.

(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income related specifically to these loans during the periods presented.
For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. At September 30, 2011 and December 31, 2010, both the carrying value and estimated fair value of our real estate owned was $1,905,000 and $3,477,000, respectively.
The estimated fair values of our financial instruments were as follows:

	September 30,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$235,426	$230,776	$233,218	$228,821
Cash and cash equivalents	7,789	7,789	2,642	2,642
Restricted cash and cash equivalents	8,879	8,879	5,786	5,786

Liabilities:
Structured notes and SBIC debentures payable	30,181	30,759	30,334	30,781
Secured borrowings — government guaranteed loans	31,977	31,977	21,765	21,765
Revolving credit facility	14,800	14,800	13,800	13,800
Junior subordinated notes	27,070	22,407	27,070	22,310
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

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a current discount rate, prepayment tendencies and potential loan losses. Reserves are established based on numerous factors including, but not limited to, the creditor’s payment history, collateral value, guarantor support, expected future cash flows and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.
Cash and cash equivalents: The carrying amount is considered to be reasonable estimates of fair value due to the short maturity of these funds.
Restricted cash and cash equivalents: Restricted cash and cash equivalents are comprised of our collection and reserve accounts of the securitizations. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection account, (2) reserve accounts can be used at any time in conjunction with the exercise of our “clean-up call” options and (3) the reserve accounts providing collateral value at their current carrying amounts to the structured noteholders.
Structured notes and SBIC debentures payable and junior subordinated notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates, remaining maturities and actual and anticipated exercises of “clean-up call” options.
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
Note 13. Supplemental Disclosure of Cash Flow Information:
Information regarding our non-cash activities was as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Loans receivable reclassified to real estate owned	$426	$2,461

Loans receivable originated to facilitate sales of real estate owned	$1,172	$3,325

Reclassification from secured borrowings — government guaranteed loans to loans receivable, net	$—	$7,290

Consolidation of off-balance sheet securitizations:
Loans receivable, net	$—	$27,752

Restricted cash and cash equivalents	$—	$3,396

Structured notes payable	$—	$19,524

PMC COMMERCIAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14. Commitments and Contingencies:
Loan Commitments
Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were approximately $25.8 million at September 30, 2011, the majority of which were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
Operating Lease
We lease office space in Dallas, Texas under a lease which was scheduled to expire in October 2011. During April 2011, we signed an amendment extending this lease to February 2015. Future minimum lease payments are as follows:

Twelve Months
Ending
September 30,	Total
(In thousands)
2012	$80
2013	210
2014	216
2015	91

$597

Employment Agreements
We have employment agreements with our executive officers for terms expiring June 30, 2014. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer.
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
Litigation
We had significant outstanding claims against Arlington Hospitality, Inc.’s and its subsidiary, Arlington Inns, Inc.’s (together “Arlington”) bankruptcy estates. Arlington objected to our claims and initiated a complaint in the bankruptcy seeking, among other things, the return of payments Arlington made pursuant to the property leases and the master lease agreement. While confident that a substantial portion of our claims would have been allowed and the claims against us would have been disallowed, due to the exorbitant cost of defense coupled with the likelihood of reduced available assets in the debtors’ estates to pay claims, we executed an agreement with Arlington to settle our claims against Arlington and Arlington’s claims against us. The settlement provided that Arlington would dismiss its claims seeking the return of certain payments made pursuant to the property leases and master lease agreement and would have substantially reduced our claims against the Arlington estates. The settlement further provided for mutual releases among the parties. As a result of the settlement, there are no remaining assets or liabilities recorded in the accompanying consolidated financial statements related to this matter. During August 2011, the bankruptcy was dismissed without approving the settlement and as a result of the dismissal, management believes that no liability exists.

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
The following discussion of our financial condition at September 30, 2011 and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
EXECUTIVE SUMMARY
General Economic Environment
Commercial Real Estate and Lodging Industry
Economic conditions have subjected our borrowers to financial stress. The operations of the limited service hospitality properties collateralizing our loans were negatively impacted by the recent recessionary economic environment. As a result, we have experienced, and continue to experience, a significant number of issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals, lack of cash flow, shortage of funds for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises, deterioration of the physical property (our collateral) and declining property values. As a result, our litigation and foreclosure activity and related costs have increased.
As part of our efforts to assist those borrowers who are experiencing negative cash flows, we temporarily or permanently modified the terms of certain loans receivable or we have allowed reduced payments. We are not yet able to determine if these concessions were, or will be, sufficient to improve these borrowers’ cash flows such that future modifications will not be necessary. Recently, we believe that economic conditions are improving, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow was not sufficient to cover their debt service without capital investment to continue to be able to make payments in accordance with their loan documents.
There has been an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. Our impairment losses on our REO during the nine months ended September 30, 2011 totaled $650,000. As a result of the challenging economic conditions, the holding periods for our REO have increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material.

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
Liquidity
Our $30 million revolving credit facility (the “Revolver”) was amended in June 2011 and matures on June 30, 2014. Borrowings under the Revolver are unsecured. Previously all amounts borrowed were secured by the loans of PMC Commercial Trust and the stock of our SBLC subsidiary. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver of initially $30 million is subject to increase as follows: (1) on January 1, 2012, the $30 million would automatically increase by $5 million to $35 million and (2) on January 1, 2013, the $30 million or $35 million (as applicable at the time) would automatically increase by $5 million to $35 million or $40 million, as applicable, provided there is no event of default or potential default on these dates and the non-performing loan ratio, as defined, is not more than 20% on these dates.
During June 2011 we received commitments from the SBA for the issuance of up to $15 million in SBIC debentures. We are currently marketing to eligible small businesses to originate SBIC loans. On September 6, 2011, one of our SBIC subsidiaries issued $5 million of SBIC debentures. The interest rate on the debentures is 2.877% plus an annual fee of 0.515%.
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
Strategic Alternatives
The current credit and capital market environment remains unstable for commercial real estate lenders. While we continue to explore and evaluate strategic opportunities, our focus is on maximizing the value of our current investment portfolio and business strategy and exploring potential business opportunities including alternative liquidity sources.
Secondary Market Loan Sales
We continue to focus on the origination of SBA 7(a) loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.
During the nine months ended September 30, 2011, we sold $18.4 million of the guaranteed portion of SBA 7(a) loans for either (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 194 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales”). For hybrid loan sales, gains are not recognized at the time of sale due to accounting rules. The cash premium will instead be amortized as a reduction to interest expense over the life of the loan. Our deferred cash premiums at September 30, 2011 total $2,350,000.

Our secondary market loan sale activity was as follows during the nine months ended September 30, 2011:

		Cash
	Principal	Premium	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$8,631,000	$924,000	$801,000	$908,000
Hybrid	9,733,000	973,000	—	1,182,000

	$18,364,000	$1,897,000	$801,000	$2,090,000

LOAN PORTFOLIO INFORMATION
Loan Activity
During the nine months ended September 30, 2011 we funded $21.4 million of SBA 7(a) loans. At September 30, 2011, December 31, 2010 and September 30, 2010, our outstanding commitments to fund loans were approximately $25.8 million, $16.5 million and $13.9 million, respectively. We expect that fundings during 2011 will be between $40 million and $45 million predominantly through the SBA 7(a) program. We expect that fundings during 2012 will be between $50 million and $60 million predominantly through the SBA 7(a) program.
In addition to our retained portfolio of $237.1 million at September 30, 2011, we service $55.2 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions were consolidated and included in our retained portfolio. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).
Information on our Aggregate Portfolio, including prepayments, was as follows:

	September 30,	December 31,
	2011	2010	2009	2008	2007	2006
	(Dollars in thousands)
Aggregate Portfolio (1)	$292,335	$284,451	$273,687	$275,530	$326,368	$397,567

Loans funded (2)	$23,899	$38,440	$30,435	$34,587	$33,756	$51,686

Prepayments (2)	$5,580	$10,830	$12,795	$68,556	$84,137	$91,710

% Prepayments (3)	2.6%	4.0%	4.6%	21.0%	21.2%	20.5%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.

(2)	During the years ended December 31 and the nine months ended September 30, 2011.

(3)
Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the nine months ended September 30, 2011, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

Loans originated and principal repayments on our Retained Portfolio were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) loans	$8,458	$4,857	$21,398	$27,572
Commercial mortgage loans	1,465	2,242	2,501	2,471

Total loans funded	9,923	7,099	23,899	30,043

Other Loan Transactions:
2000 Joint Venture (1)	—	—	—	22,912
1998 Partnership (1)	—	—	—	5,024
Loans originated to facilitate sales of real estate owned	—	—	1,172	3,325

Total loans originated	$9,923	$7,099	$25,071	$61,304

Principal Reductions:
Scheduled principal payments	$2,940	$2,372	$8,533	$8,055
Prepayments	848	5,151	4,978	8,209
Proceeds from sale of SBA 7(a) guaranteed loans (2)	2,616	5,283	8,631	7,290

Total principal reductions	$6,404	$12,806	$22,142	$23,554

(1)	The 2000 Joint Venture and the 1998 Partnership were consolidated effective January 1, 2010 due to a change in accounting rules.

(2)	For the three and nine months ended September 30, 2010, represents reclassifications from secured borrowings — government guaranteed loans to loans receivable.
Retained Portfolio
Our Retained Portfolio was comprised of the following:

	September 30, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate — LIBOR	$134,410	57.1%	4.2%	$125,606	53.9%	4.2%
Variable-rate — prime	54,445	23.1%	5.8%	44,349	19.0%	5.7%
Fixed-rate	46,571	19.8%	9.3%	63,263	27.1%	9.1%

	$235,426	100.0%	5.6%	$233,218	100.0%	5.8%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality
Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings) was 0.30% and 0.33% during the nine months ended September 30, 2011 and 2010, respectively. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loans, future losses may be substantial.
Management closely monitors our loans which require evaluation for loan loss reserves based on specific criteria which classify the loans into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and liquidation of the collateral securing the loan is probable. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provided for interest only payments during a short period of time. In addition, included in OAEM are loans for which the borrowers have filed for Chapter 11 Bankruptcy and we are classified as a secured creditor in the bankruptcy proceedings. Until bankruptcy plans are confirmed, the loans are typically delinquent.
Management has classified our loans receivable (excluding our SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs (commitment fees)):

	September 30, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$184,846	89.1%	$164,899	88.3%	$19,947	96.5%
OAEM	12,775	6.1%	12,775	6.8%	—	—
Substandard	5,108	2.5%	5,064	2.7%	44	0.2%
Doubtful	4,773	2.3%	4,098	2.2%	675	3.3%

	$207,502	100.0%	$186,836	100.0%	$20,666	100.0%

	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Overview

	Three Months Ended
	September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Total revenues	$3,809	$4,303	$(494)	(11.5%)
Total expenses	$2,586	$2,965	$(379)	(12.8%)

Income from continuing operations	$1,232	$1,242	$(10)	(0.8%)
Net income	$733	$1,207	$(474)	(39.3%)
Revenues declined during the three months ended September 30, 2011 primarily due to a decrease in recognized premium income while our expenses declined during the three months ended September 30, 2011 primarily due to a reduction in our provision for loan losses of $504,000. In addition to the changes in revenues and expenses, our net income declined due to impairment losses of $418,000 recorded on our REO due to declines in their estimated sales values.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
We had a decrease in interest income of $141,000 during the three months ended September 30, 2011 compared to the comparable period of 2010 which was primarily due to a reduction in the base LIBOR charged to our borrowers of 28 basis points and a reduction in our weighted average loans receivable to $233.6 million during the three months ended September 30, 2011 from $234.3 million during the three months ended September 30, 2010.

Other income consisted of the following:

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)
Premium income	$242	$514
Servicing income	89	86
Retained interests in transferred assets	55	38
Loan related income — other	40	54
Prepayment fees	8	101
Other	33	27

	$467	$820

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, premium income to be recognized was deferred for a period of at least 90 days until any potential contingency period for having to refund these premiums was satisfied. However, contingency periods were eliminated during the first quarter of 2011; therefore, we record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread.
Interest Expense
Interest expense consisted of the following:

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)
Junior subordinated notes	$244	$263
Secured borrowings	229	138
Structured notes payable	221	325
Debentures payable	134	126
Revolver	90	167
Other	23	23

	$941	$1,042

The weighted average cost of our funds decreased to 3.8% during the three months ended September 30, 2011 compared to 4.1% during the three months ended September 30, 2010.
Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans. The weighted average balance outstanding on our structured notes during the three months ended September 30, 2011 decreased to $18.2 million from $24.2 during the three months ended September 30, 2010. We repaid the 1998 Partnership notes of $2.7 million at an interest rate of prime less 1% on October 3, 2011. The 2000 Joint Venture notes of $8.7 million at September 30, 2011 at a fixed rate of 7.28% will be repaid on November 15, 2011. We anticipate repaying the 2003 Joint Venture notes during the first quarter of 2012.
Secured borrowings increase as we sell SBA 7(a) loans solely for excess servicing spreads. Interest expense on our secured borrowings will continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments. The weighted average balance outstanding on our secured borrowings was $30.0 million during three months ended September 30, 2011 compared to $18.3 million during the three months ended September 30, 2010.

Our Revolver was amended during June 2011. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The weighted average balance outstanding on our Revolver was $12.0 million during the three months ended September 30, 2011 compared to $18.0 million during the three months ended September 30, 2010.
Other Expenses
Salaries and related benefits expense increased $61,000 during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due primarily to cost of living increases and an increase in loan production employees.
General and administrative expense increased $165,000 during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increased professional fees, including accounting and legal fees and trust manager fees. As we continue to evaluate potential strategic alternatives, our legal fees and other related expenses will increase.
Our provision for (reduction of) loan losses, net was a reduction of ($17,000) during the three months ended September 30, 2011 compared to a provision of $487,000 during the three months ended September 30, 2010. The reduction in our loan losses, net, during the three months ended September 30, 2011 is primarily due to a decrease in our general reserves which was offset by an increase in reserves on our impaired loans. The provision for loan losses, net, during the three months ended September 30, 2010 was primarily due to the prolonged economic recession and economic environment which negatively affected the specific valuation of certain of our loans and our general reserves.
Discontinued Operations

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)
Net operating losses	$(81)	$(35)
Impairment losses	(418)	—

Discontinued operations	$(499)	$(35)

Our net operating losses from discontinued operations arose from the operations and holding costs of our REO. We expect these costs to continue until the properties are sold or no longer operating.
Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During the three months ended September 30, 2011, our impairment losses are primarily related to a full service hospitality property. The property has experienced significant operating losses, is in need of major capital improvements and has been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in value.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Overview

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)
Total revenues	$11,712	$11,693	$19	0.2%
Total expenses	$8,159	$7,990	$169	2.1%

Income from continuing operations	$3,591	$3,735	$(144)	(3.9%)
Net income	$2,988	$3,708	$(720)	(19.4%)
Our net income declined during the nine months ended September 30, 2011 primarily due to increased impairment losses of $650,000 on our REO due to decreases in their estimated sales values.
More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.
Revenues
Our interest income remained relatively constant at $10,098,000 during the nine months ended September 30, 2011 compared to $10,198,000 during the nine months ended September 30, 2010. Our weighted average loans receivable and the base LIBOR charged to our borrowers remained relatively constant during these periods.
Other income consisted of the following:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Premium income	$801	$681
Servicing income	289	250
Retained interests in transferred assets	161	113
Loan related income — other	132	150
Prepayment fees	118	236
Other	113	65

	$1,614	$1,495

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. Beginning January 1, 2010, due to a change in accounting rules, premium income to be recognized was deferred for a period of at least 90 days until any potential contingency period for having to refund these premiums was satisfied. However, contingency periods were eliminated during the first quarter of 2011; therefore, we record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread.

Interest Expense
Interest expense consisted of the following:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Structured notes payable	$747	$1,006
Junior subordinated notes	733	747
Secured borrowings	615	243
Debentures payable	380	373
Revolver	328	565
Other	68	108

	$2,871	$3,042

The weighted average cost of our funds was 3.9% during the nine months ended September 30, 2011 compared to 4.1% during the nine months ended September 30, 2010.
Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans. The weighted average balance outstanding on our structured notes during the nine months ended September 30, 2011 decreased to $19.7 million from $25.7 during the nine months ended September 30, 2010. We repaid the 1998 Partnership notes of $2.7 million at an interest rate of prime less 1% on October 3, 2011. The 2000 Joint Venture notes of $8.7 million at September 30, 2011 at a fixed rate of 7.28% will be repaid on November 15, 2011. We anticipate repaying the 2003 Joint Venture notes during the first quarter of 2012.
Our weighted average secured borrowings increased to $26.9 million during the nine months ended September 30, 2011 compared to $10.8 million during the nine months ended September 30, 2010. Interest expense on our secured borrowings will continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments.
We amended our Revolver during June 2011. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The weighted average balance outstanding on our Revolver was $12.5 million during the nine months ended September 30, 2011 compared to $20.8 million during the nine months ended September 30, 2010.
Other Expenses
Salaries and related benefits expense increased $366,000 during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due primarily to cost of living increases, an increase in loan production employees, a reduction in the number of loans funded which decreased capitalized loan origination costs and an increase in expense related to issuance of restricted shares.
General and administrative expense remained constant at $1,663,000 during the nine months ended September 30, 2011 compared to $1,662,000 during the nine months ended September 30, 2010. General and administrative expenses are comprised of (1) corporate overhead including legal, accounting and other professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased $211,000 primarily due to increased professional fees, including accounting and legal fees and trust manager fees. As we continue to evaluate potential strategic alternatives, our legal fees and other related expenses will likely increase. Our expenses related to assets currently in the process of foreclosure decreased $210,000 due to completion of the foreclosure process on the majority of these assets. Our expenses related to assets currently in the process of foreclosure may increase as we begin foreclosure processes on our troubled assets. These expenses are difficult to estimate, may increase and may be material.

Discontinued Operations

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net gains on sales of real estate	$570	$76
Net operating losses	(523)	(103)
Impairment losses	(650)	—

Discontinued operations	$(603)	$(27)

During the nine months ended September 30, 2011, previously deferred gains of $685,000 from property sales we financed were recorded as gains due to principal reductions on the underlying loans. In addition, during June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction. We recorded a gain on the sale of an asset acquired through foreclosure of $76,000 during the nine months ended September 30, 2010.
Our net operating losses from discontinued operations arose from the operations and holding costs of our REO. The majority of our operating REO was acquired subsequent to the second quarter of 2010. In addition, significant operating losses were generated during the nine months ended September 30, 2011 related to a limited service hospitality property which was sold during June 2011. We expect to continue to incur significant operating losses from our REO until the properties are sold or are no longer operating.
Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During the nine months ended September 30, 2011, our impairment losses are primarily related to a full service hospitality property. The property has experienced significant operating losses, is in need of major capital improvements and has been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in value.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis
Information on our cash flow was as follows:

	Nine Months Ended
	September 30,
	2011	2010	Change
	(In thousands)
Cash used in operating activities	$(4,359)	$(18,389)	$14,030
Cash provided by investing activities	4,754	11,099	(6,345)
Cash provided by financing activities	4,752	4,123	629

Net cash flow	$5,147	$(3,167)	$8,314

Operating Activities
As a REIT, our earnings are typically used to fund our dividends. Since operating cash flows also include lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash flow from operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow from operating activities. Modified Cash is calculated by adjusting our cash flow from operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash, a non-GAAP financial measurement, is one of the factors used by our Board of Trust Managers (the “Board”) in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to the Board’s dividend policy regarding returns of capital, timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.

The following reconciles net cash used in operating activities to Modified Cash:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(4,359)	$(18,389)
Change in operating assets and liabilities	332	(576)
Operating Loan Activity	8,049	23,543

Modified Cash	$4,022	$4,578

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the nine months ended September 30, 2011 and 2010, dividend distributions were greater than our Modified Cash by $1,050,000 and $508,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on loans receivable.
Investing Activities
Our primary investing activity is the origination of loans and collections on our investment portfolio. During the nine months ended September 30, 2011 and 2010, the primary source of funds was principal collected on loans, net of loans funded of $6,292,000 and $10,056,000, respectively. We expect that this will continue to be our primary source of funds from investing activities. During the nine months ended September 30, 2011, we also received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised its fixed purchase option. In addition, during the nine months ended September 30, 2010, we sold assets included in REO and collected cash proceeds of $2,291,000.
Based on our outstanding loan portfolio at September 30, 2011, our estimated collection of principal payments during the next twelve months are approximately $12.3 million. Of this, approximately $8.8 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $3.5 million would be used to repay structured notes payable, secured borrowings and for working capital of our SBICs.
Financing Activities
We used funds from financing activities during the nine months ended September 30, 2011 and 2010 primarily (1) to pay dividends of $5,072,000 and $5,086,000, respectively, and (2) for net repayment on our Revolver of $9,400,000 during 2010. We received proceeds from the issuance of $5,000,000 in SBIC debentures during 2011. Proceeds from Secondary Market Loans Sales recorded as secured borrowings during the nine months ended September 30, 2011 and 2010 were $9,733,000 and $25,203,000, respectively. In addition, during the nine months ended September 30, 2010, we redeemed $2,000,000 of redeemable preferred stock of subsidiary due in May 2010 using cash on hand of one of our SBIC subsidiaries.
We repaid the 1998 Partnership structured notes payable of $2.7 million on October 3, 2011 using our reserve fund (included in restricted cash and cash equivalents) of $1.3 million and our Revolver. We will repay the 2000 Joint Venture structured notes payable on November 15, 2011 using our reserve fund (included in restricted cash and cash equivalents) of $1.7 million and our Revolver. The 2000 Joint Venture notes bear interest at a fixed rate of 7.28% compared to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option, on the Revolver. We expect to repay the 2003 Joint Venture notes during the first quarter of 2012.

Sources and Uses of Funds
Liquidity Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, and (3) borrowings under the Revolver. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term.
Our Revolver was amended in June 2011 and matures on June 30, 2014. Borrowings under the Revolver are unsecured. Previously all amounts borrowed were secured by the loans of PMC Commercial Trust and the stock of our SBLC subsidiary. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver is initially $30 million, which is subject to increase as follows: (1) on January 1, 2012, the $30 million would automatically increase by $5 million to $35 million and (2) on January 1, 2013, the $30 million or $35 million (as applicable at the time) would automatically increase by $5 million to $35 million or $40 million, as applicable, provided there is no event of default or potential default on these dates and the non-performing loan ratio, as defined, is not more than 20% on these dates. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. The amendment also modified certain covenants and deleted certain covenants including the maximum leverage ratio, maximum non-performing loan ratio and minimum asset coverage ratio.
Currently we believe that access to debt capital through new warehouse lines, trust preferred securities or securitization issuances is not available to us or, to the extent available, with terms that would be unacceptable to us. During the recession that commenced in 2008, banks and other lending institutions tightened lending standards and restricted credit to long-term real estate lenders like ourselves as they rebuilt their capital bases. The structured credit markets, including the asset-backed securities (“ABS”) markets, and warehouse credit facilities were severely curtailed. These sources of funds are currently not available to us due to, among other things, (1) the market conditions described above, (2) the long-term maturities of our loans, (3) our concentration in the hospitality industry and (4) our relatively small size. In addition, there is currently no market for issuance of trust preferred securities (junior subordinated notes) for real estate companies and we do not anticipate this market to be available in the future. The lack of liquidity in ABS, commercial mortgage-backed securities and other commercial mortgage markets continues today and has negatively impacted commercial real estate sales and financing activity over the past several years. While we believe these conditions have improved and will continue to improve since commercial real estate market fundamentals should return over the long-term, we are unable to predict how long these conditions will continue and what long-term impact this will have on these markets.
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
Since 2005, our working capital has primarily been provided through credit facilities and principal payments (including prepayments) on loans receivable. Prior to 2005, our primary source of long-term funds was structured loan sale transactions and the issuance of junior subordinated notes. At the current time, there is a limited market for commercial loan asset-backed securitizations and there is no current market for the issuance of trust preferred securities (junior subordinated notes). We cannot anticipate when, or if, these markets will be available to us in the future. Until these markets become available, our ability to grow is limited.

The relatively limited amount of capital available to originate new commercial mortgage loans has caused us to restrict non-SBA 7(a) and non-SBIC loan origination activity. A reduction in the availability of sources of funds could have a material adverse effect on our financial condition and results of operations. If sources of funds are not available in the future, we may have to originate loans at further reduced levels or sell assets, potentially on unfavorable terms.
Our Revolver, which currently has aggregate availability of $30 million, matures June 30, 2014. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all.
During June 2011 we received commitments from the SBA for the issuance of up to $15 million in SBIC debentures. We are currently marketing to eligible small businesses to originate SBIC loans and anticipate drawing down these debentures, subject to SBA approval, as these loans are funded. On September 6, 2011, one of our SBIC subsidiaries issued $5 million of SBIC debentures. The debentures mature in 10 years and have semi-annual interest only payments until maturity. The interest rate on the debentures is 2.877% plus an annual fee of 0.515%. In addition, up-front fees of 3.425% were paid to the SBA. Funds of the SBIC are restricted and may only be used to fund the obligations of the SBIC.
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
The Revolver requires us to meet certain covenants. At September 30, 2011, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.
Uses of Funds
Currently, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $25.8 million at September 30, 2011, the majority of which were for prime-rate based loans to be originated under the SBA 7(a) program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $9.4 million related to these loans; however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2011, we anticipate loan fundings will range from $40 million to $45 million. During 2012, we anticipate loan fundings will range from $50 million to $60 million. In addition, we use funds for operating deficits and holding costs of our REO and properties in the process of foreclosure.
There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We may repurchase loans from the securitizations which have become “charged-off” as defined in the transaction documents either through delinquency or initiation of foreclosure or we may repurchase all of the loans from a securitization once “clean-up call” options have been achieved. We repaid the 1998 Partnership notes on October 3, 2011 using our reserve fund (included in restricted cash and cash equivalents) and the Revolver. The 2000 Joint Venture notes will be repaid on November 15, 2011 using our reserve fund (included in restricted cash and cash equivalents) and the Revolver. We have also achieved the “clean-up call” option on our 2003 Joint Venture and anticipate repayment, using our Revolver, during the first quarter of 2012. When we choose to repurchase a loan from a securitization or exercise our “clean-up call” option and repurchase all of the loans from a securitization using our Revolver, the balance due on our structured notes payable will decrease and the balance due under our Revolver will increase. We may also be required to use restricted cash collateralizing one of our securitizations to repay to the structured noteholders a loan within such securitization if it is deemed “charged-off” per the transaction documents.
We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the nine months ended September 30, 2011, the sources of funds for our dividend distributions of $5.1 million were Modified Cash of $4.0 million and principal collections on our loans receivable of $1.1 million.
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
Dividends declared during 2011 were as follows:

		Amount
Date Paid	Record Date	Per Share

April 11, 2011	March 31, 2011	$0.16
July 11, 2011	June 30, 2011	0.16
October 11, 2011	September 30, 2011	0.16

		$0.48

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

The following reconciles net income to REIT taxable income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$733	$1,207	$2,988	$3,708
Book/tax differences:
Gains related to real estate	—	—	(235)	387
Amortization and accretion	(17)	(25)	(50)	(76)
Loan valuation	(223)	369	(76)	(189)
Impairment losses	395	—	604	—
Other, net	17	(67)	50	(222)

Subtotal	905	1,484	3,281	3,608

Adjustment for TRS net loss (income), net of tax	40	(169)	140	124

REIT taxable income	$945	$1,315	$3,421	$3,732

Distributions declared	$1,692	$1,690	$5,075	$5,067

Weighted average common shares outstanding	10,575	10,558	10,569	10,552

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

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and TRS’s taxable income (net of current income tax expense) is materially different than our net income. The following table reconciles our net income to our Adjusted Taxable Income, Net of Current Tax Expense:

	Nine Months Ended September 30, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$2,989	$3,129	$(140)
Book vs. tax timing differences	1,426	293	1,133 (1)

Taxable income	4,415	3,422	993
Special item (2)	(448)	(448)	—

Taxable Income, adjusted for special item	3,967	2,974	993
Current income tax expense	(338)	—	(338)

Adjusted Taxable Income, Net of Current Tax Expense	$3,629	$2,974	$655

	Nine Months Ended September 30, 2010
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$3,708	$3,832	$(124)
Book vs. tax timing differences	1,559	(100)	1,659 (1)

Taxable income	5,267	3,732	1,535
Current income tax expense	(532)	—	(532)

Adjusted Taxable Income, Net of Current Tax Expense	$4,735	$3,732	$1,003

(1)	Includes $1,115,000 and $2,046,000 of timing differences during 2011 and 2010, respectively, related to Secondary Market Loan Sales.

(2)	Recognition of deferred gain for tax purposes on a property previously owned by our off-balance sheet variable interest entity.
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
Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading and issuance in asset-backed securities continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital and the Revolver.
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
In the event property cash flows decrease, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay our loans, which could also cause us to suffer losses. Decreases in property values could further reduce the estimated fair value of our REO which could cause us to suffer losses.

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our Retained Portfolio:

	Nine Months	Year Ended	Nine Months
	Ended	December 31,	Ended
	September 30, 2011	2010	September 30, 2010
Provision for loan losses	(In thousands)
As reported (1)	$628	$1,019	$769
Annual loan losses increase by 50 basis points (2)	1,407	2,117	1,638
Annual loan losses increase by 100 basis points (2)	2,186	3,214	2,507

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.
Since our loans are predominantly variable-rate, our operating results will depend in large part on LIBOR or the prime rate. One of the determinants of our operating results is differences between the income from our loans and our borrowing costs. Most of our debt is also based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.
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
At September 30, 2011, our loans are 80% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $188.9 million of variable-rate loans at September 30, 2011. The estimated fair value of our variable-rate loans ($183.0 million at September 30, 2011) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.
We had $46.6 million and $63.2 million of fixed-rate loans at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.
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

INTEREST RATE SENSITIVITY
At September 30, 2011 and December 31, 2010, we had $188.9 million and $170.0 million of variable-rate loans, respectively, and $82.2 million and $73.1 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($106.7 million and $96.9 million at September 30, 2011 and December 31, 2010, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.
The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at September 30, 2011 and December 31, 2010, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by approximately $267,000 and $242,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.
DEBT
Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver, structured notes and secured borrowings — government guaranteed loans. At September 30, 2011 and December 31, 2010, approximately $21.9 million and $19.9 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2011, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $822,000. Our fixed-rate debt at September 30, 2011 was comprised of SBA debentures and structured notes of the 2000 Joint Venture. The 2000 Joint Venture notes will be repaid on November 15, 2011.
The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2011 and December 31, 2010:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$8,685	$—	$4,180	$4,000	$—	$5,000	$21,865	$22,443

Variable-rate debt (LIBOR and prime based) (3) (4)	9,134	846	15,673	904	936	54,670	82,163	77,500

Totals	$17,819	$846	$19,853	$4,904	$936	$59,670	$104,028	$99,943

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2011 was 5.9%.

(3)
Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. The repayment of all of our structured notes is shown in the twelve months ending September 30, 2012 based on actual or anticipated exercises of “clean-up call” options.

(4)	The weighted average interest rate of our variable-rate debt at September 30, 2011 was 3.2%.

	Years Ending December 31,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,652	$1,815	$6,155	$2,008	$6,205	$2,066	$19,901	$20,514

Variable-rate debt (LIBOR and prime rate based) (3) (4)	16,123	2,414	2,463	2,570	2,534	46,964	73,068	68,142

Totals	$17,775	$4,229	$8,618	$4,578	$8,739	$49,030	$92,969	$88,656

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2010 was 6.7%.

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

ITEM 4.
Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The recent U.S. debt ceiling and budget deficit concerns caused a credit rating agency downgrade to the U.S.’s credit rating for the first time in history. In addition, there potentially may be future downgrades. Any default by the U.S. on its obligations, the perceived risk of such a default or any downgrade of the U.S.’s credit rating could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world which could negatively affect our business, financial condition, results of operations and share price.
These economic and market conditions could negatively impact the value of the government guaranteed portion of our SBA 7(a) program loans or the interest rates that we may be charged on future SBIC debenture issuances. In addition, these economic and market conditions could adversely affect our business in many ways, including but not limited to, adversely impacting our ability to obtain financing for our investments or increasing the cost of such financing if it is obtained.

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

PMC Commercial Trust
Date: 11/09/11	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 11/09/11	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)