Form 10-K
period 2011-12-31
PMC COMMERCIAL TRUST /TX
filed 2012-03-15
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

None

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     YES  ☐    NO  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2011 as reported on the NYSE Amex, was approximately $82 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2012, the Registrant had outstanding 10,574,554 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST

Form 10-K

For the Year Ended December 31, 2011

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

We generate revenue primarily from the yield and other fees earned on our investments. Our loans are predominantly (93.5% at December 31, 2011) to borrowers in the hospitality industry. Our operations are located in Dallas, Texas and include originating, servicing and selling the government guaranteed portions of certain loans. During the years ended December 31, 2011 and 2010, our total revenues were approximately $16.1 million and $15.5 million, respectively, and our net income was approximately $3.6 million and $4.3 million, respectively. See “Item 8. Financial Statements and Supplementary Data.”

We originate loans through PMC Commercial and its wholly-owned lending subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”). PMCIC and Western Financial are licensed small business investment companies (“SBICs”).

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

Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of revenue recorded will vary from current levels based on a number of factors including, but not limited to:

•	The volume of loans funded;

•	The volume of loans which prepay;

•	The timing and availability of leverage;

•	The amount of non-performing loans;

•	Recognition of premium income, if any, on secondary market loan sales depending on the type of sale;

•	The interest rate and type of loans originated (whether fixed or variable); and

•	The general level of interest rates.

The majority of our loans (81% at December 31, 2011) have variable rates of interest. As a result, during periods of declining interest rates, our interest income is subject to interest rate risk. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”

Generally, in order to fund new loans, we need to borrow funds or sell loans. Since 2006, our working capital was primarily provided through credit facilities and principal payments (including prepayments) on loans receivable. Prior to 2006, our primary source of long-term funds was structured loan sale transactions and the issuance of junior subordinated notes. At the current time, there is a limited market for structured loan sale transactions (more commonly known as securitizations) and there is no market for the issuance of trust preferred securities (junior subordinated notes). We cannot anticipate when, or if, these markets will be available to us. Until these markets become available or alternative debt and/or equity structures become available, our ability to grow is limited. Due to (1) the lack of a market for our type of securitization and the prospect that this market may never recover to its prior form or may return with costs or structures that we may not be able to accept and (2) limits on the amounts of capital available through credit or warehouse facilities, we continue to focus our lending activities on originating loans under the SBA 7(a) Program.

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

Limited Service Hospitality Industry

Our outstanding loans are generally collateralized by first liens on limited service hospitality properties and are typically for owner-operated facilities operating under national franchises, including, among others, Comfort Inn, Days Inn, Holiday Inn Express, Ramada and Best Western. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems and advertising, consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.

Loan Originations and Underwriting

We believe that we successfully compete in certain sectors of the commercial real estate finance market, primarily the limited service hospitality sector, due to our diligent underwriting which is benefitted by our understanding of our borrowers’ businesses and our responsive customer service.

We consider traditional underwriting criteria such as:

•	The underlying cash flow of the owner-operator;

•	The components, value and replacement cost of the borrower’s collateral (primarily real estate);

•	The industry and competitive environment in which the borrower operates;

•	The financial strength of the guarantors;

•	Analysis of local market conditions;

•	The ease with which the collateral can be liquidated;

•	The existence of any secondary repayment sources;

•	Evaluation of the property operator; and

•	The existence of a franchise relationship.

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

•	The obligor is personally liable for the loan. We typically require the principals of the borrower to personally guarantee the loan.

Interest Rates

Interest rates on our loans receivable, net, were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011			2010
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate - LIBOR	$132,596	56.6%	4.4%	$125,606	53.9%	4.2%
Variable-rate - prime	57,338	24.4%	5.8%	44,349	19.0%	5.7%
Fixed-rate	44,493	19.0%	9.2%	63,263	27.1%	9.1%

Total	$234,427	100.0%	5.6%	$233,218	100.0%	5.8%

Our variable-rate loans generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.

Industry Concentration

The distribution of our loans receivable by industry was as follows at December 31, 2011:

	September 30,	September 30,	September 30,
	Number		% of
	of		Total
	Loans	Cost (1)	Cost
	(Dollars in thousands)
Hotels and motels	240	$220,896	93.5%
Convenience stores/service stations	16	8,740	3.7%
Services	18	1,549	0.7%
Restaurants	23	661	0.3%
Retail	6	397	0.2%
Other	21	3,872	1.6%

	324	$236,115	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

Loan Portfolio Statistics

Information on our loans receivable was as follows:

	September 30,	September 30,
	At December 31,
	2011	2010
	(Dollars in thousands)
Principal outstanding (1)	$236,115	$234,867
Weighted average interest rate	5.6%	5.8%
Average yield (2)	5.8%	5.8%
Weighted average contractual maturity in years	15.0	14.9
Hospitality industry concentration	93.5%	93.8%
Texas concentration (3)	18.1%	19.5%

(1)	Loans receivable outstanding before loan loss reserves and deferred commitment fees.

(2)

The calculation of average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average loans receivable outstanding.

(3)	No other state concentrations greater than or equal to 10% existed at December 31, 2011 or 2010.

Loans Funded

The following table is a breakdown of loans funded during the years indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Commercial mortgage loans	$4,680	$4,908	$2,425	$19,739	$28,416
SBA 7(a) Program loans	33,672	33,532	28,010	10,971	2,888
SBA 504 Program loans (1)	—	—	—	3,877	2,452

Total loans funded	$38,352	$38,440	$30,435	$34,587	$33,756

(1)	Represents second mortgages originated through the SBA 504 Program which were repaid by certified development companies.

Secondary Market Loan Sales

Our SBA 7(a) subsidiary sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portions of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10% (“hybrid loan sales”). Prior to January 1, 2010, all of these types of transactions were recorded as sales (i.e., we recorded premium income) for accounting purposes. Effective January 1, 2010, due to a change in accounting rules, we were required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt) for the life of the loan and 100% of the loan is included in our loans receivable. We can no longer record premium income on these types of sales. Cash premiums collected on hybrid loan sales are deferred and reflected as a liability on our consolidated balance sheet and amortized as a reduction to interest expense over the life of the loan. Deferred cash premiums at December 31, 2011 were $2.4 million.

SBA Programs

General

We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:

•	We have an SBLC that originates loans through the SBA 7(a) Program;

•	We have participated as a private lender in the SBA 504 Program which allowed us to originate first mortgage loans with lower loan-to-value ratios;

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

SBA 7(a) Program

Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements include, but are not limited to: (1) gross sales of the borrower cannot exceed size standards set by the SBA (i.e., $7.0 million for limited service hospitality properties) or alternatively average net income cannot exceed $5 million for the most recent two fiscal years, (2) liquid assets of the borrower and affiliates cannot exceed specified limits, (3) tangible net worth of the borrower must be less than $15 million, (4) the borrower must be a U.S. citizen and (5) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $3.75 million. Maximum maturities for SBA 7(a) Program loans are 25 years for real estate and between seven and 10 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”

SBIC Program

We originate loans to small businesses through our SBICs. According to SBA regulations, SBICs may make long-term loans to small businesses and invest in the equity securities of such businesses. Under SBA regulations, eligible small businesses include those that have a net worth not exceeding $18 million and have average annual fully taxable net income not exceeding $6 million for the most recent two fiscal years. To the extent approved, an SBIC can issue debentures whose principal and interest is guaranteed to be paid to the debt holder in the event of non-payment by the SBIC. As a result, the debentures’ costs of funds are usually lower compared to alternative fixed-rate sources of funds available to us.

SBA 504 Program

The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies (“CDCs”) for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained from a CDC covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least a 20% contribution of the equity in a project by our borrowers. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program are unlimited, currently the maximum amount of subordinated debt in any individual project is generally $5 million (or $5.5 million for certain projects). Typical project costs range in size from $1 million to $6 million. Our SBA 504 Program has been inactive since the beginning of 2008 due to our limited liquidity.

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

EMPLOYEES

We employed 33 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2011. We have employment agreements with our executive officers. Our operations are centralized in Dallas, Texas. We believe the relationship with our employees is good.

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

Variable-rate lending: For our variable-rate loan products, we believe we compete effectively on the basis of interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation in the marketplace, and greater responsiveness to renewal and refinancing requests from borrowers.

Fixed-rate lending: In the current market, borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is limited by our cost and availability of funds.

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

The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced cyclical performance and significant fluctuations in the past that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:

•	Changes in national economic conditions;

•	Changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;

•	Disruptions in the credit markets including the asset-backed securitization market;

•	Competition from other properties;

•	Changes in interest rates and the condition of the debt and equity capital markets;

•	The ongoing need for capital improvements;

•	Increases in real estate tax rates and other operating expenses (including utilities);

•	A significant increase in gasoline prices in a short period of time;

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

Payment defaults and other credit risks in our investment portfolio may increase which may cause adverse effects on our cash flows, net income and ability to make distributions.

Recessionary economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the businesses we finance. As a result, payment defaults and other credit risks in our investment portfolio substantially increased, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flows, net income and ability to make distributions.

Historically, we have not experienced significant losses for most of our real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors such as having recourse to the guarantors. However, due to the previous economic recession and the current economic environment, we believe that in many instances, our borrowers’ equity in their properties has eroded and may further erode which may result in increased foreclosure activity and credit losses. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, losses may be substantial.

We may increase loan loss reserves due to general business and economic conditions and increased credit and liquidity risks which may continue to have an adverse effect on our financial performance; however, there can be no assurance any loan loss reserves we establish will be sufficient.

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

Longer term loans and our real estate owned (“REO”) are typically illiquid and their value may decrease.

Our commercial real estate loans and real estate acquired through foreclosure are typically illiquid investments. Therefore, we will be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions. As a result, the fair market value of these investments may decrease in the future and losses may result.

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

Our net income is impacted by the “spread” between the rate at which we borrow funds and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield, and the market price of our common shares.

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

Our net income is impacted by our ability to originate loans at favorable spreads over our cost of funds. In originating loans, we compete with other SBA 7(a) lenders, specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our cost of funds, which would harm our results of operations and consequently, our ability to continue paying dividends at current or anticipated levels.

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

Government Program and Regulatory Risks

We have specific risks associated with originating loans under the SBA 7(a) Program.

We sell the guaranteed portion of our SBA 7(a) Program loans into the secondary market. These sales have resulted in collecting cash premiums and/or have created a stream of future servicing spread. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. For a few months during late 2008 and early 2009 the secondary market for SBA 7(a) Program loans offered minimal loan premiums and we suspended loan sales. While premiums subsequently rebounded there can be no assurance that premiums will remain at current levels.

We sell the guaranteed portion of our SBA 7(a) Program loans and retain the credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA rules and in some instances SBA approval. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. There can be no assurance that we will not experience a loss due to significant deficiencies with our underwriting of SBA loans. Although the SBA has never declined to honor its guarantees with respect to SBA loans made by our SBA 7(a) subsidiary, no assurance can be given that the SBA would not attempt to do so in the future.

Curtailment of our ability to utilize the SBA 7(a) Program could adversely affect our financial condition and results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels. In addition, there can be no assurance that our SBA 7(a) Program lending subsidiary will be able to maintain its status as a Preferred Lender or that we can maintain our SBA 7(a) license.

If we cannot continue originating and selling government guaranteed loans, we would experience a decrease in future servicing spreads and no longer earn premiums. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation that would have the effect of discontinuing or changing loan programs.

Our profitability may be impacted by the volume of SBA 7(a) Program loan originations.

Our net income and ability to continue to pay dividends at current or anticipated levels is dependent upon the volume of our SBA 7(a) Program loan originations due to the ability to sell the government guaranteed portion of these loans. In originating SBA 7(a) Program loans, we compete with other SBA 7(a) lenders, specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. Any reduction in the volume of these loan originations could negatively affect us.

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

The occurrence of an event of default permits the lender under our Revolver to accelerate repayment of all amounts due and to terminate commitments thereunder. Our investments are predominantly long-term; therefore, if the Revolver is accelerated, we could be forced to reduce SBA 7(a) Program loan originations or to liquidate or otherwise dispose of assets at a time we would not ordinarily do so and/or at prices which we may not believe are reasonable. The existence of an event of default can restrict us from borrowing under our Revolver and from declaring dividends or other cash distributions to our shareholders. There can be no assurance that an event of default will not occur.

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

The market for the sale of the government guaranteed portion of SBA 7(a) Program loans may diminish and/or the premiums, if any, achieved on selling loans into that market may be reduced which could have a material adverse effect on our ability to create availability under our Revolver and originate new loans. To the extent the capital and credit markets experience volatility and disruption, there may be a decrease in liquidity to acquire the government guaranteed portion of loans which are typically sold into the secondary market. In addition, if market disruption and volatility are substantial, we may experience an adverse effect, which may be material, on our ability to access capital markets and on our financial condition and results of operations. This market dislocation could be a result of decreased investor demand for asset-backed securities in general or loans to a particular industry and/or increased investor yield requirements.

We use leverage to fund our capital needs which magnifies the effect of changing interest rates on our earnings.

We have borrowed funds and, as markets allow, intend to borrow additional funds for our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income and earnings per share to increase more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique.

Investment Risks – General

We have concentrations of investments which may negatively impact our financial condition and results of operations.

Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2011, our loans were 93.5% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2011, 18% of our loans receivable were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing 5% of our loans receivable at December 31, 2011. Any significant decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

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

Changes in our business strategy or restructuring of our business may increase our costs or otherwise affect the profitability of our business and/or the value of our common shares.

As changes in our business environment occur, we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations. We may also need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. Costs may increase and the return on new investments may be lower than prior to the change in strategy or restructuring.

Costs include both direct expenses and the indirect cost of management’s time which may be focused on strategic alternatives instead of oversight of our current business strategy and day-to-day operations. In addition, these costs of evaluating new business strategies have been and may continue to be significant and there can be no assurance that we will consummate a transaction or if consummated, that it will be successful. Primarily during the fourth quarter of 2011, we expensed $778,000 in costs associated with exploring strategic alternatives. As of March 5, 2012, we have expensed an additional $510,000 related to potential strategic alternatives. As a result, our results of operations were negatively impacted during these periods.

Costs incurred in conjunction with the evaluation of strategic alternatives and/or uncertain prospects may have a material adverse effect on our financial condition, results of operation and value of our common shares. The market price of our shares could be volatile as strategies are explored.

Our Board of Trust Managers may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our common shares.

Our Board of Trust Managers has the authority to modify or waive our current operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common shares; however, the effect could be adverse.

We may not be able to successfully integrate new investments, which could decrease our profitability.

Our future business and financial performance may depend, in part, on our ability to grow through successfully integrating new investments. We may incur significant costs in the evaluation of new investment opportunities. Successfully integrating new investments puts pressure on our marketing and management resources and we may fail to invest sufficient funds and/or resources to make it successful. If we are not successful in the integration of new investments, our results of operations could be materially adversely affected, our revenues could decrease and our profitability could decline.

Operating Risks

Economic slowdowns, negative political events and changes in the competitive environment could adversely affect future operating results.

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

Borrowers may also be less able to meet their debt service, property tax, insurance and/or franchise fee requirements if economic conditions do not further improve. Furthermore, declining commercial real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our exposure. Increased payment defaults, foreclosures and/or losses could adversely affect our results of operations, financial condition, liquidity, business prospects and our ability to make dividend distributions.

Many of our competitors have greater financial and managerial resources than us and are able to provide services that we are not able to provide (i.e., depository services). As a result of these competitors’ size and diversified income resources, they may be better able to withstand the impact of economic downturns.

There may be significant fluctuations in our quarterly results which may adversely affect our share price.

Our quarterly operating results fluctuate based on a number of factors, including, among others:

•	Interest rate changes;

•	Expenses related to REO or assets currently in the foreclosure process;

•	Expenses related to exploration of strategic alternatives;

•	The amount of non-performing loans;

•	The volume and timing of loan originations and prepayments of our loans receivable;

•	Recognition and amount of premium, if any, on secondary market loan sales depending on the type of sale;

•	The recognition of gains or losses on investments;

•	The level of competition in our markets; and

•	General economic conditions, especially those which affect the hospitality industry.

As a result of the above factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

Establishing loan loss reserves entails significant judgment and may materially impact our results of operations.

We have a quarterly review process to identify and evaluate potential exposure to loan losses. The determination of whether significant doubt exists and whether a loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of principal and/or interest, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification process begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Additionally, further changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of additional loan loss reserves and the effect to our results of operations may be material. If our judgments underlying the establishment of our loan loss reserves are not correct, our results of operations may be materially impacted.

Whenever our loans experience significant operating difficulties and we are forced to liquidate the loans, losses may be substantial.

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

We have risk and substantial expenses associated with holding and/or operating our REO.

Our REO is subject to a variety of risks including, but not limited to:

•	We are dependent upon third-party managers to operate and manage our REO. As a REIT, PMC Commercial or its subsidiaries cannot directly operate hospitality properties;

•	Our REO is generally operated at a loss and such losses may be substantial;

•	Our insurance coverage may not be sufficient to fully insure our businesses and assets from claims and/or liabilities, including environmental liabilities;

•	We may be required to make significant capital improvements to maintain our REO;

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

Changes in accounting standards may adversely impact our financial condition and/or results of operations.

As a company whose common shares are publicly traded, we are subject to the rules and regulations of the U.S. Financial Accounting Standards Board (“FASB”) related to generally accepted accounting principles (“GAAP”). Various changes to GAAP are constantly being considered, some of which could materially impact our financial condition and/or results of operations. In addition, the SEC is currently considering whether publicly traded companies in the U.S. should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of the current GAAP in the U.S. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board which are currently in effect for most other countries in the world. A change in any accounting standard could materially impact our financial condition and/or results of operations.

REIT Related Risks

Failure to qualify as a REIT would subject PMC Commercial to U.S. Federal income tax.

If a company meets certain income and asset diversification and income distribution requirements under the Code, it can qualify as a REIT and be entitled to pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements, including any available remedies. PMC Commercial is also subject to a non-deductible 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

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

Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, capital losses will be deducted in determining GAAP income, but may not be deductible in computing taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as excess non-cash income. Although some types of non-cash income are excluded in determining the 90% distribution requirement, we will incur Federal corporate income tax and the 4% excise tax with respect to any non-cash income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to incur debt, liquidate non-cash assets at rates or times that we regard as unfavorable or, if available, use cash reserves in order to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% excise tax in that year.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, as of December 31, 2011, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2011. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease office space for our corporate headquarters in Dallas, Texas under an operating lease which expires in February 2015.

Item 3. LEGAL PROCEEDINGS

In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the NYSE Amex under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE Amex and the regular dividends per share declared by us for each such period.

	September 30,	September 30,	September 30,
			Regular
			Dividends Per
Quarter Ended	High	Low	Share
December 31, 2011	$8.00	$6.84	$0.16
September 30, 2011	$8.56	$7.50	$0.16
June 30, 2011	$8.97	$8.19	$0.16
March 31, 2011	$9.45	$8.25	$0.16

December 31, 2010	$8.95	$8.10	$0.16
September 30, 2010	$9.19	$7.50	$0.16
June 30, 2010	$8.91	$7.25	$0.16
March 31, 2010	$8.00	$7.00	$0.16

On March 5, 2012, there were approximately 750 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on March 5, 2012 was $7.30.

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

Our Board of Trust Managers maintained the quarterly dividend at $0.16 per share for the first quarter 2012 dividend to be paid in April 2012. We anticipate that the Board of Trust Managers will adjust the dividend, as needed, on a quarterly basis thereafter.

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

The line graph below compares the percentage change in the cumulative total shareholder return on our common shares of beneficial interest with the cumulative total return of the Russell 2000 and our Peer Group which consists of all publicly traded investment companies that have the primary focus of mortgage-backed security REITs and specialty finance REITs listed on the NYSE, NYSE Amex and the NASDAQ on which coverage is provided by SNL Financial LC for the period from December 31, 2006 through December 31, 2011 assuming an investment of $100 on December 31, 2006 and the reinvestment of dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
Index	2006	2007	2008	2009	2010	2011
PMC Commercial Trust	100.00	78.50	62.10	69.85	85.14	76.13
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
PMC Commercial Trust Peer Group	100.00	80.42	52.84	66.75	82.84	80.89

Source: SNL Financial LC

Item 6. SELECTED FINANCIAL DATA

The following is a summary of our Selected Financial Data as of and for the five years in the period ended December 31, 2011. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share information)

Total revenues (1)	$16,076	$15,463	$16,267	$23,117	$27,295
Total expenses	$11,270	$10,752	$10,377	$13,776	$14,717
Income from continuing operations (1)	$4,692	$4,842	$6,057	$9,022	$12,094
Discontinued operations (2)	$(1,045)	$(545)	$704	$784	$1,041
Net income	$3,647	$4,297	$6,761	$9,806	$13,135

Basic weighted average common shares outstanding	10,570	10,554	10,573	10,767	10,760
Basic and diluted earnings per common share:
Income from continuing operations	$0.44	$0.46	$0.57	$0.84	$1.12
Net income	$0.34	$0.41	$0.64	$0.91	$1.22
Dividends declared, common	$6,767	$6,757	$7,445	$10,908	$12,915
Dividends per common share	$0.64	$0.64	$0.705	$1.015	$1.20
Net asset value per common share	$13.97	$14.26	$14.45	$14.43	$14.61
Return on total assets (3)	2.96%	3.41%	4.15%	6.15%	8.10%
Return on equity (4)	2.46%	2.85%	4.43%	6.33%	8.38%

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010 (5)	2009	2008	2007
	(In thousands)
Loans receivable, net (6)	$234,427	$233,218	$196,642	$179,807	$165,969
Retained interests in transferred assets	$996	$1,010	$12,527	$33,248	$48,616
Total assets	$251,247	$252,127	$228,243	$227,524	$231,420
Debt	$95,861	$92,969	$68,509	$61,814	$62,953
Total beneficiaries’ equity	$146,836	$149,660	$151,558	$153,462	$156,354

(1)

The decrease in total revenues and income from continuing operations from 2007 to 2010 is primarily due to declines in LIBOR. At December 31, 2011, 56% of our loans were based on LIBOR. In addition, due to a change in accounting rules effective January 1, 2010, our total revenues will fluctuate significantly based on Secondary Market Loan Sales.

(2)	We foreclosed on the underlying collateral of three hospitality properties during 2010 which generated significant operating and impairment losses during 2010 and 2011.

(3)	Earnings before interest expense and income taxes as a percentage of average total assets

(4)	Earnings as a percentage of average total beneficiaries’ equity

(5)

Effective January 1, 2010, due to a change in accounting rules, the assets and liabilities of the off-balance sheet securitizations were consolidated. In addition, effective January 1, 2010, due to a change in accounting rules, proceeds received from legally sold portions of loans pursuant to Secondary Market Loan Sales (those sold for excess spread or those sold for a 10% cash premium and excess spread) were permanently treated as secured borrowings for the life of the loan.

(6)	Our loans receivable increased during 2010 primarily due to the consolidation of several previously off-balance sheet securitizations.

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

EXECUTIVE SUMMARY

Business Overview

We are a commercial finance company that specializes in lending to the limited service hospitality industry. In general, both the commercial finance and hospitality industries experienced turbulence during the last several years. We believe the economic environment is complicated and risky and will continue to present challenges to us and our industry in the near future.

We are primarily a commercial mortgage lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our outstanding loans are predominantly (93.5% at December 31, 2011) to borrowers in the hospitality industry.

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

We are focusing our origination efforts on SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.

We believe that our commercial lending business has strong long-term fundamentals. However, due to prolonged recessionary economic conditions, we have experienced, and may continue to experience, the following:

•	Loan origination limitations due to the lack of availability of longer-term liquidity;

•	Reduced operating margins due to lack of economies of scale;

•	Limited access to capital, and if such capital is available, at increased costs;

•	An increase in modifications to loan terms and troubled debt restructurings;

•	An increase in foreclosure proceedings;

•	An increase in the holding periods related to REO with a corresponding increase in expenses related to these assets;

•	An increase in loan loss reserves and asset impairments; and

•	Reduced cash available for distribution to shareholders, particularly as our portfolio yield was reduced by lower variable interest rates, scheduled maturities, prepayments and non-performing loans.

We seek to position ourselves to be able to take advantage of opportunities once market conditions permit and to maximize shareholder value over time. To do this, we will continue to focus on:

•	Paying dividends to our shareholders;

•	Originating quality assets and earning interest and fees;

•	Enhancing cash flows from our investment portfolio;

•	Increasing our volume of SBA 7(a) Program loan originations;

•	Repositioning and marketing of non-performing assets;

•	Exploring alternative financing sources; and

•	Exploring alternative strategic activities.

We believe that these are the appropriate steps to position us for long-term growth.

General Economic Environment

Commercial Real Estate and Lodging Industry

Economic conditions have subjected many of our borrowers to financial stress. The operations of the limited service hospitality properties collateralizing our loans were negatively impacted by the recent recessionary economic environment. As a result, we continue to experience issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals and modifications to loan terms, lack of cash flow, shortage of funds for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises, deterioration of the physical property (our collateral), and declining property values. As such, our litigation and foreclosure activity and related costs have increased.

As part of our efforts to assist those borrowers who are experiencing negative cash flows, we temporarily or permanently modified the terms of certain loans receivable or we have allowed reduced payments. We are not yet able to determine if these concessions were, or will be, sufficient to improve those borrowers’ cash flows such that future modifications will not be necessary. We believe that economic conditions have recently begun to improve, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow was not sufficient to cover their debt service without capital investment to continue to be able to make payments in accordance with their loan documents.

There has been an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. The increase was due in part to credit market turmoil and declining property cash flows and property values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our REO and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market, the length of time on the market and other market conditions. As a result of the challenging economic conditions, our holding periods for our REO have increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material.

Historically, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience an increase in credit losses. In addition, due to the prolonged economic downturn and the current economic environment, we believe that in many instances, our borrowers’ equity in their properties has eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of the individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.

Liquidity

Our unsecured revolving credit facility (the “Revolver”) was amended in June 2011 and matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver was initially $30 million and increased to $35 million on January 1, 2012. The Revolver will automatically increase to $40 million on January 1, 2013 provided there is no event of default on that date and the non-performing loan ratio, as defined, is not more than 20% on that date.

During June 2011 we received commitments from the SBA for the issuance of up to $15 million in SBIC debentures. We are currently marketing to eligible small businesses to originate SBIC loans. In September 2011, one of our SBIC subsidiaries issued $5 million of SBIC debentures. The interest rate on the debentures is 2.877% plus an annual fee of 0.515%.

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

We currently are targeting 2012 SBA 7(a) Program loan origination volume of between $30 million and $40 million. We anticipate net funding needs for these originations to be between $7.5 million and $10 million during 2012 after sale of the guaranteed portion of the loans.

Lodging Industry Trends

The lodging industry experienced declining demand from 2007 to 2009. With the onset of the recession, all forms of travel accommodations experienced revenue decreases as consumer spending dropped and revenue per available room (“RevPAR”) reduced significantly according to statistics compiled by Smith Travel Research (“STR”).

Lodging demand in the United States generally appears to correlate to changes in U.S. GDP. The hospitality industry including the limited service hospitality segment experienced reduced RevPAR, occupancy and average daily room rates (“ADRs”). Leading lodging industry analysts, including PricewaterhouseCoopers LLP, have noted the following:

•	Economic growth is expected to slow in the first half of 2012;

•	The economy is growing more slowly than anticipated;

•	Occupancy levels and average daily room rates are expected to increase by 1.3% (a slowing from 2011) and 5.1%, respectively, during 2012; and

•	RevPAR is expected to increase by 6.5% during 2012 due to gradual demand growth and suppression of supply growth.

Strategic Alternatives

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board of Trust Managers (the “Board”) established a special committee of all of our independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. The special committee has hired an investment advisory firm to assist it in such evaluation. There can be no assurance that this process will result in any transaction or, if a transaction is undertaken, its terms or timing. Primarily during the fourth quarter of 2011, we expensed $778,000 in costs associated with exploring strategic alternatives consisting of $494,000 in legal fees, $153,000 in trust manager fees and $131,000 related to the investment advisor. As of March 5, 2012, we have expensed an additional $510,000 related to potential strategic alternatives consisting of $399,000 in legal fees, $87,000 in trust manager fees and $24,000 of other expenses. We have and will continue to execute our business strategy while the special committee conducts its review. The special committee has not set a definitive schedule to complete its evaluation and does not intend to disclose developments with respect to this evaluation unless and until the evaluation has been completed, unless otherwise determined by us or required by law.

Secondary Market Loan Sales

General

During 2011, we sold $27.4 million of the guaranteed portion of SBA 7(a) Program loans. Loans were sold for (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 195 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales or hybrid”). We did not sell any loans for future servicing spread and no cash premium during 2011.

Effective January 1, 2010, due to a change in accounting rules, we were required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for future servicing spread and hybrid loan sales) as secured borrowings (debt) for the life of the loan and 100% of the loan is included in our loans receivable. We can no longer record premium income on these types of sales. On these loan sales, we receive a spread between the interest rate due to us from our borrowers and the rate payable to the purchasers of the guaranteed portions of the loans. Cash premiums collected on hybrid loan sales are deferred and reflected as a liability on our consolidated balance sheet and amortized as a reduction to interest expense over the life of the loan. Deferred cash premiums at December 31, 2011 were $2.4 million.

For tax purposes, since all Secondary Market Loan Sales are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until January 1, 2010. For tax purposes, we had gains of $1,399,000 during 2011 related to hybrid loan sales but will not recognize gain for book purposes. For book purposes, the cash premium is amortized as a reduction of interest expense over the life of the loan using the interest method or fully amortized upon payoff of the loan. We record income as we receive the excess spread as we service the sold portion of the loan. When we sell loans and retain servicing spreads greater than 100 basis points, management believes that the value of the future servicing spreads retained was greater than the foregone cash premiums.

Our Secondary Market Loan Sales were as follows:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Principal	Premium	Gain Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$15,774,000	$1,728,000	$1,450,000	$1,654,000
Hybrid	11,638,000	1,164,000	—	1,399,000

	$27,412,000	$2,892,000	$1,450,000	$3,053,000

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	Principal	Premium	Gain Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$7,736,000	$758,000	$709,000	$817,000
Servicing spread	6,188,000	—	—	681,000
Hybrid	14,521,000	1,452,000	—	1,758,000

	$28,445,000	$2,210,000	$709,000	$3,256,000

The following highlights the difference between selling a loan for cash premium versus selling a loan for future excess spread versus selling a loan for a cash premium and future excess spread:

	September 30,	September 30,	September 30,
	Cash	Servicing
	Premium	Spread	Hybrid
Loan amount	$1,000,000	$1,000,000	$1,000,000
Guaranteed portion of total loan	75.00%	75.00%	75.00%
Guaranteed loan amount	$750,000	$750,000	$750,000
Rate paid by borrower	6.00%	6.00%	6.00%
Rate paid to purchaser	5.00%	1.75%	4.00%
Total spread on sold portion of loan	1.00%	4.25%	2.00%
Premium percentage	12.25%	—	10.00%
Proceeds from sale	$841,875	$750,000	$825,000
Premium received	$91,875	$—	$75,000
Future servicing spread:
Estimated cash flow—Year 1	$7,400	$31,600	$14,900
Estimated cash flow—Initial 5 years	$35,700	$151,900	$71,500
Total cash from sale at the end of 5 years (1)	$877,600	$901,900	$896,500

(1)	Does not include the cash flow from the retained portion of the loan.

LOAN PORTFOLIO INFORMATION AND STATISTICS

General

Loans funded during both 2011 and 2010 were $38.4 million. We anticipate loan fundings to be between $40 million and $50 million during 2012. At December 31, 2011 and 2010, our outstanding commitments to fund new loans were $14.3 million and $16.5 million, respectively. The majority of our commitments are for variable-rate SBA 7(a) loans which provide an interest rate match with our present sources of funds and these loans also provide an SBA guarantee typically for 75% to 85% of the loan amount. We are also marketing to originate SBIC loans.

We continue to actively monitor and manage our potential problem loans. In certain instances, where it is likely to maximize our return, we will consider restructuring loans. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience reductions in net investment income and cash flow. Liquidity for commercial properties including hospitality properties remains limited since banks remain hesitant to lend.

Loan Activity

In addition to our retained portfolio of $236.1 million at December 31, 2011, we service $61.3 million of aggregate principal balance remaining on Secondary Market Loan Sales that have been accounted for as sales. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions were consolidated and included in our loans receivable. Since we retain a residual interest in the cash flows from our sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our retained portfolio and our Aggregate Portfolio (retained portfolio plus certain legally sold government guaranteed portions of SBA 7(a) Program loan sales which are not recorded on our balance sheet).

Information on our Aggregate Portfolio, including prepayment trends, was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Aggregate Portfolio (1)	$297,453	$284,451	$273,687	$275,530	$326,368

Loans funded	$38,352	$38,440	$30,435	$34,587	$33,756

Prepayments (2)	$10,352	$10,830	$12,795	$68,556	$84,137

% Prepayments (3)	3.6%	4.0%	4.6%	21.0%	21.2%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)	Does not include balloon maturities of SBA 504 Program loans.

(3)	Represents prepayments as a percentage of our Aggregate Portfolio outstanding as of the beginning of the applicable year.

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

On our variable-rate loans, we charge a spread over a base rate, either LIBOR or the prime rate which is set on the first day of each quarter. For the first quarter of 2012, the LIBOR and prime rates are 0.58% and 3.25%, respectively. The prime rate has remained unchanged during the last three years. Historically, the LIBOR base rates were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

First Quarter	0.30%	0.25%	1.44%
Second Quarter	0.30%	0.29%	1.21%
Third Quarter	0.25%	0.53%	0.60%
Fourth Quarter	0.37%	0.29%	0.29%
Average	0.31%	0.34%	0.88%

Most of our loans receivable ($189.9 million) and our debt ($82.7 million) are based on LIBOR or the prime rate. On the net difference of $107.2 million between our variable-rate loans and debt, interest rate changes will have an impact on our future earnings.

Loans Receivable Rollforwards

The following table summarizes our loan activity for the five-year period ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans receivable, net - beginning of year	$233,218	$196,642	$179,807	$165,969	$169,181
Loans originated - funded (1)	38,352	38,440	30,435	34,587	33,756
Loans originated - non-cash (1)	1,172	31,261	32,563	21,363	10,663
Principal reductions (1)	(37,247)	(28,691)	(39,636)	(42,026)	(42,615)
Loans transferred to REO (2)	(409)	(4,040)	(4,948)	—	(4,917)
Other adjustments (3)	(659)	(394)	(1,579)	(86)	(99)

Loans receivable, net - end of year	$234,427	$233,218	$196,642	$179,807	$165,969

(1)	See detailed information below.

(2)	Loans on which the collateral was foreclosed upon and the assets were subsequently classified as REO.

(3)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans originated and principal reductions for the five-year period ended December 31, 2011 was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$4,680	$4,908	$2,425	$19,739	$28,416
SBA 7(a) Program loans	33,672	33,532	28,010	10,971	2,888
SBA 504 Program loans (1)	—	—	—	3,877	2,452

Total loans funded	38,352	38,440	30,435	34,587	33,756

Non-cash Loan Originations:
2003 Joint Venture (2)	—	—	19,993	—	—
2002 Joint Venture (3)	—	—	12,570	—	—
2001 Joint Venture (3)	—	—	—	13,760	—
2000 Joint Venture (4)	—	22,912	—	—	—
1999 Partnership (3)	—	—	—	7,603	—
1998 Partnership (4)	—	5,024	—	—	—
Loans originated to facilitate the sales of REO and hotel properties	1,172	3,325	—	—	10,663

Total non-cash loan originations	1,172	31,261	32,563	21,363	10,663

Total loans originated	$39,524	$69,701	$62,998	$55,950	$44,419

Principal Reductions (5):
Prepayments	$8,357	$9,716	$5,600	$27,938	$26,549
Proceeds from the sale of SBA 7(a) Program loans (6)	15,774	7,692	24,996	4,059	1,971
Scheduled principal payments	13,116	11,283	9,040	5,330	6,010
Balloon maturities of SBA 504 Program loans	—	—	—	4,699	8,085

Total principal reductions	$37,247	$28,691	$39,636	$42,026	$42,615

(1)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.

(2)	We attained, but did not exercise, our “clean-up call” provision resulting in securitized loans which were previously off-balance sheet being included in our loans receivable.

(3)	We exercised our “clean-up call” provisions resulting in securitized loans which were previously off-balance sheet being included in our loans receivable.

(4)	Due to a change in accounting rules effective January 1, 2010, the 2000 Joint Venture and the 1998 Partnership were consolidated and these securitized loans were included in our loans receivable.

(5)	Does not include principal reductions for loans transferred to REO.

(6)	During 2010 and 2011, represents proceeds from the sale of the government guaranteed portion of SBA 7(a) loans sold solely for cash premiums due to a change in accounting rules.

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

It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in another which might magnify or counteract the rate or volume of prepayment activity. Our prepayments have remained at historical lows of less than 5% of our Aggregate Portfolio during the last three years due to current economic conditions and the inability of our borrowers to refinance in current credit markets. Until there is significant improvement in the amount of liquidity provided by the credit markets, we believe that our prepayments will likely remain consistent with current levels.

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

PORTFOLIO QUALITY

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk (our loans receivable excluding SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) was 0.40% and 0.46% during 2011 and 2010, respectively. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, losses may be substantial.

During the five-year period ended December 31, 2011, our aggregate provision for loan losses, net, was $2.6 million or 27 basis points per year based on the five-year average of our Loans Receivable Subject To Credit Risk. Our total loan loss reserves as a percentage of our Loans Receivable Subject to Credit Risk were 88 basis points at December 31, 2011.

The following table represents an aging of our Loans Receivable Subject to Credit Risk (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs (commitment fees)) at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Commercial
			Mortgage		SBA 7(a)
Category	Totals		Loans		Loans
	(Dollars in thousands)
Current (1)	$202,217	98.2%	$179,497	98.2%	$22,720	97.7%
Between 30 and 59 days delinquent	1,224	0.6%	1,090	0.6%	134	0.6%
Between 60 and 89 days delinquent	696	0.3%	696	0.4%	—	—
Over 89 days delinquent (2)	1,826	0.9%	1,442	0.8%	384	1.7%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which are current based on revised note terms.

(2)	Includes a $1.4 million loan on which the borrower has filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceeding.

Our policy with respect to loans which are in arrears as to interest payments for a period of 60 days or more is generally to discontinue the accrual of interest income. To the extent collection of a loan becomes unlikely, we will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.

Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification metrics which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically these borrowers, whose loans are classified as OAEM, are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provide for interest only payments during a short period of time.

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs (commitment fees)):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.6%
OAEM	3,354	1.6%	3,317	1.8%	37	0.1%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
			Commercial
			Mortgage		SBA 7(a)
	Totals	%	Loans	%	Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.8%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

The decrease in our loans classified as OAEM from 2010 to 2011 is due primarily to improvement in an affiliated group of obligors due to a modification of certain of their loan terms and loans previously included in OAEM for which the borrowers had filed for Chapter 11 Bankruptcy and we were classified as a secured creditor in the bankruptcy proceedings which are paying according to their modified terms.

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations.

We are currently in the process of foreclosure proceedings on properties collateralizing our loans. Borrowers have the option of seeking Federal bankruptcy protection which could delay the foreclosure process. In conjunction with the bankruptcy process, the terms of the loan agreement may be modified. Typically, delays in the foreclosure process will have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the collateral. It is difficult to determine what impact the current market disruptions will have on our borrowers whose collateral is in the process of foreclosure.

Properties being foreclosed upon typically have deteriorated both physically (requiring certain repairs and maintenance and discretionary capital spending) and in their markets (i.e., issues with the properties’ vendors and reputation requiring rebuilding of their customer and vendor bases). To the extent properties are acquired through foreclosure, we will incur holding costs including, but not limited to, taxes, legal fees and insurance. In many cases, (1) cash flows have been reduced such that expenses exceed revenues and (2) franchise issues must be addressed (i.e., quality and brand standards and non-payment of franchise fees). Notwithstanding the foregoing, we believe that in most cases it is prudent to continue to have the business operate until it can be sold because of a property’s increased marketability as an operating entity compared to non-operating (demonstrated historically through our sales efforts and from information received from third-party brokers). We hire third-party management companies to operate the properties until they are sold.

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

Determination of Loan Loss Reserves

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of the underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Appraisals are ordered on a case-by-case basis when management believes that the economics of the property warrant that a current appraisal be performed. We generally obtain FIRREA appraisals from certified appraisers from national companies. Management uses appraisals as tools in conjunction with other determinants of collateral value as described above to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined based on many factors and is unique to each individual loan. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry (and further to the limited service segment of the hospitality industry), our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the exposure to loss to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

The general loan loss reserve is established when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. Our general loan loss reserve was initially established on December 31, 2008 in response to the overall portfolio performance trends and economic conditions in order to adequately reserve for all loans. The general loan loss reserve includes those loans which may have negative characteristics which have not yet become known to us. The general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to outstanding loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history, general economic conditions and more specifically current trends in the limited service hospitality industry.

Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations may be material.

Valuation of REO and Specific Identification Loans

REO consists of properties acquired through foreclosure in partial or total satisfaction of non-performing loans. REO acquired in satisfaction of a loan is recorded at estimated fair value less estimated costs to sell the property at the date of foreclosure. Any excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value is recorded as gain on foreclosure within discontinued operations when title to the property is obtained.

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

Origination fees and direct loan origination costs, net, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method.

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

Premium Income

We sell the guaranteed portion of our SBA 7(a) Program loans to investors. These guaranteed portions may be sold for (1) a cash premium and the minimum 1% required servicing spread, (2) future servicing spread greater than 1% and no cash premium or (3) future servicing spread greater than 1% and a 10% cash premium. The guaranteed portion of loans sold for a cash premium and the minimum 1% required servicing spread are recorded as sales (i.e., we record premium income) for accounting purposes. We are required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for excess spread and those sold for a cash premium and excess spread) as secured borrowings (a liability on our consolidated balance sheet) for the life of the loan. To the extent secured borrowings include cash premiums, these premiums are amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance is fully amortized when the loan is repaid in full.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Overview

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Total revenues	$16,076	$15,463	$613	4.0%
Total expenses	$11,270	$10,752	$518	4.8%

Income from continuing operations	$4,692	$4,842	$(150)	(3.1%)

Net income	$3,647	$4,297	$(650)	(15.1%)

Detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income remained relatively consistent from 2010 to 2011, increasing by $34,000 to $13,571,000 during 2011. The average base LIBOR charged our borrowers decreased from 34 basis points during 2010 to 31 basis points during 2011 while our weighted average loans receivable increased slightly to $233.2 million during 2011 compared to $231.5 million during 2010.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) Program loans pursuant to Secondary Market Loan Sales. Our premium income increased from $709,000 during 2010 to $1,450,000 during 2011. Effective January 1, 2010, due to a change in accounting rules, we only record premium income related to sales for cash premiums and the 1% minimum required servicing spread. During 2011, we sold more loans for solely cash premiums and thus recorded more income than in the prior year. Secondary Market Loan Sales were as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Principal	Cash Premium	Principal	Cash Premium
Type of Sale	Sold	Received	Sold	Received
	(In thousands)
Cash premium	$15,774,000	$1,728,000	$7,736,000	$758,000
Servicing spread	—	—	6,188,000	—
Hybrid	11,638,000	1,164,000	14,521,000	1,452,000

	$27,412,000	$2,892,000	$28,445,000	$2,210,000

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. From January 1, 2012 to March 5, 2012, we sold $5.0 million (government guaranteed portion) of loans as hybrids and collected $500,000 in cash premiums which were deferred.

Other income consisted of the following:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Servicing income	$399	$344
Loan related income	196	226
Prepayment fees	118	378
Other	127	106

	$840	$1,054

Interest Expense

Interest expense consisted of the following:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Junior subordinated notes	$986	$994
Structured notes	854	1,296
Secured borrowings	752	398
Debentures payable	552	498
Revolver	457	698
Other	92	132

	$3,693	$4,016

The weighted average cost of our funds declined to 3.8% during 2011 compared to 4.0% during 2010 due to a change in the mix of our debt and the reduction in interest rate on our Revolver.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of certain of the notes. The weighted average balance outstanding on our structured notes during 2011 decreased to $16.8 million from $25.0 million during 2010. We repaid the 1998 Partnership notes of $2.7 million at an interest rate of prime less 1% on October 3, 2011. We repaid the 2000 Joint Venture notes of $8.7 million at an interest rate of 7.28% on November 15, 2011. We repaid the 2003 Joint Venture notes of $5.3 million at an interest rate of LIBOR plus 2.5% on February 15, 2012 using our reserve fund and the Revolver.

Our weighted average secured borrowings increased to $28.0 million during 2011 compared to $13.0 million during 2010. Interest expense on our secured borrowings will continue to increase unless we sell the government guaranteed portion of SBA 7(a) Program loans solely for cash and the 1% required servicing spread or we experience significant prepayments.

The increase in interest expense on debentures payable is due to issuance of $5 million of SBIC debentures in September 2011. The interest rate on the debentures is 2.877% plus an annual fee of 0.515%.

We amended our Revolver during June 2011. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The weighted average balance outstanding on our Revolver was $14.1 million during 2011 compared to $18.9 million during 2010.

Other Expenses

Salaries and related benefits expense increased $402,000 during 2011 compared to 2010 due primarily to cost of living increases, an increase in loan production employees, a reduction in the number of loans funded which decreased capitalized loan origination costs and an increase in expense related to the issuance of restricted shares.

General and administrative expense decreased from $2,168,000 during 2010 to $2,010,000 during 2011. General and administrative expenses are comprised of (1) corporate overhead including legal and professional expenses, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets in the process of foreclosure. Our corporate overhead increased $90,000 primarily due to increased professional fees, primarily accounting related. Expenses related to assets in the process of foreclosure decreased $248,000 primarily due to completion of the foreclosure process on the majority of these assets. We had less properties in the process of foreclosure during 2011 compared to 2010. Our expenses related to assets currently in the process of foreclosure may increase if we begin foreclosure processes on any of our troubled assets. These expenses are difficult to estimate, may increase and may be material.

Primarily during the fourth quarter of 2011, we expensed $778,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and investment advisor fees. As we continue to evaluate potential strategic alternatives, these fees and other related expenses will increase. As of March 5, 2012, we have expensed an additional $510,000 related to potential strategic alternatives.

Provision for loan losses, net, was $460,000 during 2011 compared to $641,000 during 2010. These provisions were primarily related to the prolonged economic recession and current economic environment and negative changes in the financial condition of certain borrowers and collateral valuation on certain hospitality loans.

Income tax benefit (provision) was a provision of ($114,000) during 2011 compared to a benefit of $131,000 during 2010 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had income of $131,000 during 2011 compared to a loss of $340,000 during 2010. See – “Taxable Income.”

Discontinued Operations

Our discontinued operations consisted of the following:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Net gains on sales of real estate	$532	$78
Impairment losses	(887)	(325)
Net operating losses	(690)	(298)

Discontinued operations	$(1,045)	$(545)

During 2011, previously deferred gains of $685,000 from property sales we financed were recorded as gains on sales of real estate due to principal reductions on the underlying loans. Offsetting these gains, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction. In addition, we sold an asset acquired through foreclosure for cash proceeds of $375,000. A loss of $38,000 was recorded on the transaction. We recorded a gain on the sale of REO acquired through foreclosure of $76,000 during 2010.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During 2011, our impairment losses were primarily related to a full service hospitality property. The property experienced significant operating losses, is in need of major capital improvements and has been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in its value. During 2010, we recorded an impairment loss of $203,000 related to the full service hospitality property due to a decline in its market potential and an impairment loss of $114,000 related to a retail establishment.

Our net operating losses from discontinued operations arose from the operations and holding costs of our REO. The majority of our operating REO was acquired subsequent to the second quarter of 2010. In addition, significant operating losses were generated during 2011 related to a limited service hospitality property which was sold during June 2011. We expect to continue to generate net holding period losses for our properties acquired through foreclosure until the properties are sold or they are no longer operating.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Overview

	September 30,	September 30,	September 30,	September 30,
	Years Ended
	December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)
Total revenues	$15,463	$16,267	$(804)	(4.9%)
Total expenses	$10,752	$10,377	$375	3.6%

Income from continuing operations	$4,842	$6,057	$(1,215)	(20.1%)

Net income	$4,297	$6,761	$(2,464)	(36.4%)

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

The primary cause of the reduction in income from continuing operations from 2009 to 2010 was the change in accounting for sale treatment on Secondary Market Loan Sales discussed above. Due to this accounting change, our premium income decreased from $1,343,000 during 2009 to $709,000 during 2010 while our sales of the guaranteed portion of SBA 7(a) Program loans increased to $28.4 million in 2010 from $25.0 million in 2009. Premiums collected during 2010 which were deferred due to this accounting change and were reflected as a liability on our consolidated balance sheet were $1,439,000 at December 31, 2010.

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

Other income consisted of the following:

	September 30,	September 30,
	Years Ended December 31,
	2010	2009
	(In thousands)
Prepayment fees	$378	$126
Servicing income	344	370
Loan related income	226	224
Other	106	162

	$1,054	$882

Interest Expense

Interest expense consisted of the following:

	September 30,	September 30,
	Years Ended December 31,
	2010	2009
	(In thousands)
Structured notes	$1,296	$281
Junior subordinated notes	994	1,143
Revolving credit facility	698	667
Debentures payable	498	497
Secured borrowings	398	—
Other	132	281

	$4,016	$2,869

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

In addition, effective January 1, 2010, we record interest expense on secured borrowings relating to sales of the guaranteed portion of our SBA 7(a) Program loans.

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

Permanent impairments on retained interests in transferred assets (write-downs of the value of our retained interests in transferred assets) were $552,000 in 2009 resulting primarily from reductions in expected future cash flows. Due to a change in accounting rules, effective January 1, 2010, we no longer record additions to retained interests in transferred assets.

Provision for loan losses, net, was $641,000 during 2010 compared to $989,000 during 2009. These provisions were primarily related to the prolonged economic recession and current economic environment and negative changes in the financial condition of certain borrowers and collateral valuation on certain hospitality loans. During 2010, we increased our general reserve to $1,100,000.

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

Discontinued Operations

Our discontinued operations consisted of the following:

	September 30,	September 30,
	Years Ended December 31,
	2010	2009
	(In thousands)
Gains on sales of real estate	$78	$721
Gain on foreclosure	—	389
Impairment losses	(325)	—
Net operating losses	(298)	(406)

Discontinued operations	$(545)	$704

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

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
		Income From
		Continuing	Net	Earnings
	Revenues	Operations	Income	Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$4,056	$1,124	$916	$0.09	(1)
Second Quarter	3,847	1,235	1,339	0.13	(2)
Third Quarter	3,809	1,232	733	0.07	(3)
Fourth Quarter	4,364	1,101	659	0.05	(4)

	$16,076	$4,692	$3,647	$0.34

	Year Ended December 31, 2010
		Income From
		Continuing	Net	Earnings
	Revenues	Operations	Income	Per Share
	(In thousands, except earnings per share and footnote)
First Quarter	$3,455	$1,267	$1,278	$0.12
Second Quarter	3,935	1,226	1,223	0.12
Third Quarter	4,303	1,242	1,207	0.11
Fourth Quarter	3,770	1,107	589	0.06	(5)

	$15,463	$4,842	$4,297	$0.41

(1)	Includes losses from discontinued operations of $210,000 from net operating losses of our properties included in REO.

(2)

Includes losses from discontinued operations, net, of $104,000, comprised of net operating losses of our properties included in REO of $442,000 and impairment losses on our REO of $232,000 partially offset by net gains on sale of real estate of $570,000 resulting primarily from the recognition of previously deferred gains on property sales we financed.

(3)	Includes impairment losses on our REO of $418,000.

(4)	Includes $717,000 in expenses related to exploration of strategic alternatives and losses from discontinued operations of $442,000.

(5)	Includes losses from discontinued operations of $193,000 from net operating losses of our properties included in REO and impairment losses on our REO of $325,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	September 30,	September 30,	September 30,
	Years Ended
	December 31,
	2011	2010	Change
	(In thousands)
Cash used in operating activities	$(4,062)	$(20,104)	$16,042
Cash provided by investing activities	$13,101	$10,259	$2,842
Cash provided by (used in) financing activities	$(5,179)	$4,649	$(9,828)

Operating Activities

As a REIT, our earnings are typically used to fund our dividends. Since operating cash flows also include lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash used in operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow from operating activities. Modified Cash is calculated by adjusting our cash from operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held, for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash, a non-GAAP financial measurement, is one of the factors used by our Board in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to the Board’s dividend policy regarding returns of capital, timing differences between book income and taxable income and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.

The following reconciles net cash flow used in operating activities to Modified Cash:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Net cash used in operating activities	$(4,062)	$(20,104)
Change in operating assets and liabilities	534	(1,001)
Operating Loan Activity	8,764	27,175

Modified Cash	$5,236	$6,070

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During 2011 and 2010, dividends paid were greater than Modified Cash by $1,551,000 and $706,000, respectively. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would borrow the funds from our Revolver or use funds from the repayment of principal on our loans receivable.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During 2011 and 2010, the primary source of funds was principal collected on loans receivable in excess of loans funded of $7,659,000 and $9,734,000, respectively. During 2011 we received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised its fixed purchase option. During 2010 we sold assets included in REO and collected net cash proceeds of $2,373,000. In addition, during 2010 we used funds to increase our investment in our unconsolidated variable interest entity by repaying its mortgage note of $1,024,000.

Based on our outstanding loan portfolio at December 31, 2011, our scheduled principal payments in 2012 are approximately $12.3 million. Of this, approximately $10.2 million could be available to repay a portion of the balance under the Revolver. The remaining $2.1 million would be used to repay secured borrowings and for working capital of our SBICs. We anticipate net funding needs between $7.5 million and $10 million during 2012 after sale of the government guaranteed portion of the loans. To the extent our loan origination liquidity needs were to exceed our principal repayments and any proceeds from liquidating the collateral of our non-performing loans, we would use our Revolver to fund the shortfall.

Financing Activities

We used funds in financing activities during 2011 and 2010 primarily to pay dividends of $6,787,000 and $6,776,000, respectively. Primarily as a result of our net lending activity, during 2010 we were able to repay $9.2 million on our Revolver. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during 2011 and 2010 were $11,639,000 and $28,445,000, respectively. These proceeds will fluctuate year to year based on management’s decisions to sell loans for solely cash premiums, as hybrids or for servicing spread. In addition, we redeemed $2.0 million of redeemable preferred stock of subsidiary in 2010 using cash on hand of one of our SBIC subsidiaries.

We repaid the 1998 Partnership structured notes payable of $2.7 million on October 3, 2011 using our reserve fund of $1.3 million and our Revolver. We repaid the 2000 Joint Venture structured notes payable of $8.7 million on November 15, 2011 using our reserve fund of $1.7 million and our Revolver. We repaid the 2003 Joint Venture structured notes payable of $5.3 million on February 15, 2012 using our reserve fund of $2.1 million and our Revolver.

Sources and Uses of Funds

Liquidity Summary

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) proceeds from principal and interest payments, including prepayments, (2) borrowings under our Revolver and (3) Secondary Market Loan Sales. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term.

The Revolver was amended in June 2011 and matures on June 30, 2014. Borrowings under the Revolver are unsecured. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver was initially $30 million and increased to $35 million on January 1, 2012. The amount available under the Revolver of $35 million is subject to an additional increase on January 1, 2013 to $40 million provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% on that date. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. The amendment also modified certain covenants and deleted certain covenants.

We believe that access to debt capital through new warehouse lines, trust preferred securities or securitization issuances is not available to us or, to the extent available, with terms that would be unacceptable to us. During the recession that commenced in 2008, banks and other lending institutions tightened lending standards and restricted credit to long-term real estate lenders like ourselves as they rebuilt their capital bases. The structured credit markets, including the asset-backed securities (“ABS”) markets, and warehouse credit facilities were severely curtailed. These sources of funds are not available to us due to, among other things, (1) the market conditions described above, (2) the long-term maturities of our loans, (3) our concentration in the hospitality industry and (4) our relatively small size. In addition, there is no market for issuance of trust preferred securities (junior subordinated notes) for real estate companies and we do not anticipate this market to be available in the future. The lack of liquidity in ABS, commercial mortgage-backed securities and other commercial mortgage markets continues today and has negatively impacted commercial real estate sales and financing activity over the past several years. While we believe these conditions have improved and will continue to improve since commercial real estate market fundamentals should return over the long-term, we are unable to predict how long these conditions will continue and what long-term impact this will have on these markets.

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

Since 2006, our working capital was primarily provided through credit facilities and principal payments (including prepayments) on loans receivable. Prior to 2006, our primary source of long-term funds was structured loan sale transactions (more commonly known as securitizations) and the issuance of junior subordinated notes. At the current time, there is a limited market for structured loan sale transactions and there is no market for the issuance of trust preferred securities (junior subordinated notes). We cannot anticipate when, or if, these markets will be available to us. Until these markets become available, our ability to grow is limited.

The relatively limited amount of capital available to originate new commercial loans has caused us to restrict non-SBA 7(a) Program and non-SBIC loan origination activity. A reduction in the availability of the above sources of funds could have a material adverse impact on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms.

Our Revolver, which currently has aggregate availability of $35 million, matures June 30, 2014. The aggregate amount available under the Revolver automatically increases to $40 million on January 1, 2013 provided certain conditions are met. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all.

During June 2011 we received commitments from the SBA for the issuance of up to $15 million in SBIC debentures. We are currently marketing to eligible small businesses to originate SBIC loans. During September 2011, one of our SBIC subsidiaries issued $5 million of SBIC debentures. The interest rate on the debentures is 2.877% plus an annual fee of 0.515%. Funds of the SBIC are restricted and may only be used to fund the obligations of the SBIC.

We rely on Secondary Market Loan Sales to create availability and/or repay principal due under our Revolver. Once fully funded, we sell the government guaranteed portion of our SBA 7(a) Program loans pursuant to Secondary Market Loan Sales. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.

As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2012, we anticipate that our Modified Cash will be utilized to fund our expected 2012 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

The Revolver requires us to comply with certain covenants. At December 31, 2011, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants during 2012, there can be no assurance that we will be able to do so.

Uses of Funds

The primary use of our funds is to originate loans and for repayment of the principal and interest on our debt. Our outstanding commitments to fund new loans were $14.3 million at December 31, 2011, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $6.4 million related to these loans; however, the government guaranteed portion of the SBA 7(a) Program loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. We anticipate that fundings during 2012 will range from $40 million to $50 million. In addition, we use funds for operating deficits and holding costs of our REO and properties in the process of foreclosure.

There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold pursuant to Secondary Market Loan Sales. In these instances, our liquidity is negatively affected in the short-term.

We repaid the notes of $5.3 million of the 2003 Joint Venture on February 15, 2012 using our reserve fund and the Revolver.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During 2011, our source of funds for our dividend distributions of approximately $6.8 million was Modified Cash of $5.2 million and principal collections on our loans receivable of $1.6 million.

SEASONALITY

Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise temporarily in the winter months due primarily to reductions in business travel and consumer vacations.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following summarizes our contractual obligations at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations (1)	Total	1 year	years	years	5 years
	(In thousands, except footnotes)
Debt:
SBIC debentures payable (2)	$13,190	$—	$4,190	$4,000	$5,000
Structured notes payable (3)	5,264	5,264	—	—	—
Secured borrowings—government guaranteed loans (4)	32,546	840	1,766	1,890	28,050
Revolver	17,800	—	17,800	—	—
Junior subordinated debt (5)	27,070	—	—	—	27,070

Interest:
Debt (6)	36,933	3,300	5,916	4,482	23,235

Other Contractual Obligations:
Operating lease (7)	578	113	429	36	—

Total contractual cash obligations	$133,381	$9,517	$30,101	$10,408	$83,355

(1)

Does not include $3.0 million of cumulative preferred stock of subsidiary (valued at $900,000 on our consolidated balance sheet) and related dividends (recorded as interest expense) of $90,000 annually which is perpetual and thus has no maturity date.

(2)	SBIC debentures payable are presented at face value.

(3)	The structured notes payable were repaid on February 15, 2012.

(4)

Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses.

(5)	The junior subordinated notes may be redeemed at our option, without penalty, and are subordinated to PMC Commercial’s existing debt.

(6)	Calculated using the variable rate in effect at December 31, 2011. In addition, for our Revolver, assumes current balance outstanding through maturity date.

(7)	Represents future minimum lease payments under our operating lease for office space.

Our commitments at December 31, 2011 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
Amount of Commitment Expiration Per Period
	Total Amounts	Less than	1 to 3	3 to 5	After 5
Commitments	Committed	1 year	years	years	years
(In thousands)

Loan commitments	$14,313	$14,313	$—	$—	$—

See Note 15 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.

RISK MANAGEMENT

In conducting our business, we are exposed to a range of risks including:

•	Market risk which is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates;

•	Credit risk which is the risk of loss due to an individual borrower’s unwillingness or inability to pay its obligations;

•	Operations risk which is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unseen catastrophes;

•

Liquidity risk which is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds, which is a function of the relative liquidity (market depth) of the asset(s) and general market conditions;

•	Compliance risk which is the risk of loss, including fines or penalties, from failing to comply with Federal, state or local laws, and regulations pertaining to lending and licensed activities;

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

RELATED PARTY TRANSACTIONS

We entered into a consulting agreement with our former chief operating officer for consulting services in October 2008. Payments under the consulting agreement totaled $12,500 and $50,000 during 2010 and 2009, respectively. This agreement terminated on April 1, 2010.

DIVIDENDS

During 2011, our dividends were declared as follows:

	September 30,	September 30,
		Amount
Record Date	Date Paid	Per Share
March 31, 2011	April 11, 2011	$0.16
June 30, 2011	July 11, 2011	0.16
September 30, 2011	October 11, 2011	0.16
December 31, 2011	January 9, 2012	0.16

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

Historically, we had spillover dividends. Beginning in 2011, we no longer have any spillover dividends. As our dividends declared during 2011 exceeded our 2011 REIT taxable income, we are now returning capital to our shareholders. If the dividend rate remains consistent during 2012 without a significant increase in taxable income, we will continue to return capital to our shareholders.

The Board maintained the quarterly dividend at $0.16 per share for the first quarter 2012 dividend to be paid in April 2012. We anticipate that the Board will adjust the dividend, as needed, on a quarterly basis thereafter.

We have a minimum net worth covenant ($142 million) within our Revolver that may limit our ability to pay dividends. This covenant has not historically limited the amount of dividends we have paid and management does not believe that this covenant will restrict future dividend payments.

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

The following reconciles net income to REIT taxable income:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$3,647	$4,297	$6,761
Book/tax differences:
Gains related to real estate	(235)	387	(1,110)
Severance payments	(100)	(33)	(1,435)
Strategic alternatives	678	—	—
Impairment losses	804	317	—
Amortization and accretion	(68)	(102)	(232)
Loan valuation	184	(241)	497
Other, net	8	(174)	(306)

Subtotal	4,918	4,451	4,175

Adjustment for TRS net loss (income), net of tax	(131)	340	413
Dividend distribution from TRS	1,000	300	—

REIT taxable income	$5,787	$5,091	$4,588

Distributions declared	$6,767	$6,757	$7,445

Weighted average common shares outstanding	10,570	10,554	10,573

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

To the extent our taxable REIT subsidiaries distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2011, approximately $5.4 million of taxable earnings were accumulated. We distributed $2.0 million of earnings from our taxable REIT subsidiaries to PMC Commercial during 2008, $0.3 million during 2010 and $1.0 million during 2011.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and taxable REIT subsidiaries’ (“TRS’s”) taxable income (net of income tax expense) is materially different than our net income. The following table reconciles our net income to our Taxable Income, Net of Current Tax Expense:

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$3,647	$3,516	$131
Book vs. tax timing differences	3,560	2,271	1,289 (1)

Taxable income	7,207	5,787	1,420
Special item (2)	(450)	(450)	—
Special item (3)	(678)	(678)	—
Dividends paid from TRS to REIT	(1,000)	(1,000)	—

Taxable income adjusted for special items and dividend	5,079	3,659	1,420
Current income tax expense	(483)	—	(483)

Taxable Income, Net of Current Tax Expense	$4,596	$3,659	$937

	Year Ended December 31, 2010
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$4,297	$4,637	$(340)
Book vs. tax timing differences	2,274	454	1,820 (1)

Taxable income	6,571	5,091	1,480
Dividends paid from TRS to REIT	(300)	(300)	—

Taxable income adjusted for dividend	6,271	4,791	1,480
Current income tax expense	(514)	—	(514)

Taxable Income, Net of Current Tax Expense	$5,757	$4,791	$966

(1)	Includes $1,191,000 and $2,547,000 of timing differences during 2011 and 2010, respectively, related primarily to Secondary Market Loan Sales.

(2)	Recognition of deferred gain for tax purposes on a property previously owned by our off-balance sheet variable interest entity.

(3)	Timing difference related to currently non-deductible expenses related to strategic alternatives.

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

The following analysis of our provision for loan losses quantifies the negative impact to our net income from increased losses on our loans receivable:

	September 30,	September 30,
	Years ended December 31,
	2011	2010
Provision for Loan Losses	(In thousands)
As reported (1)	$826	$1,019
Annual loan losses increase by 50 basis points (2)	1,860	2,117
Annual loan losses increase by 100 basis points (2)	2,894	3,214

(1)	Excludes reductions of loan losses

(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average Loans Receivable Subject To Credit Risk, for the periods indicated.

INTEREST RATE RISK

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.

Since our loans are predominantly variable-rate, our operating results will depend in large part on LIBOR and the prime rate. One of the primary determinants of our operating results is the difference between the income from our loans and our borrowing costs. As a result, most of our borrowings are based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.

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

At December 31, 2011, our loans were 81% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $189.9 million of variable-rate loans at December 31, 2011. The estimated fair value of our variable-rate loans (approximately $180.9 million at December 31, 2011) is dependent upon several factors including changes in interest rates and the market for the type of loans that we have originated.

We had $44.5 million and $63.2 million of fixed-rate loans at December 31, 2011 and 2010, respectively. The estimated fair value of our fixed interest rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At December 31, 2011 and 2010, we had $189.9 million and $170.0 million of variable-rate loans, respectively, and $82.7 million and $73.1 million of variable-rate debt, respectively. On the difference between our variable-rate loans outstanding and our variable-rate debt ($107.2 million and $96.9 million at December 31, 2011 and 2010, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2011 and 2010, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would have reduced net income by approximately $268,000 and $242,000, respectively, on an annual basis. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential negative REIT compliance to the extent the hedging strategy was based on our investments. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.

DEBT

Our debt was comprised of SBIC debentures, structured notes, junior subordinated notes, secured borrowings – government guaranteed loans and our Revolver. At December 31, 2011 and 2010, approximately $13.2 million and $19.9 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our fixed-rate debt at December 31, 2011 was comprised of SBIC debentures. Our variable-rate debt is based on LIBOR and the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2011, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $827,000.

The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ending December 31,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,181	$—	$4,000	$—	$5,000	$13,181	$13,763

Variable-rate debt (LIBOR and prime based) (3) (4)	6,104	869	18,697	929	961	55,120	82,680	78,205

Totals	$6,104	$5,050	$18,697	$4,929	$961	$60,120	$95,861	$91,968

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2011 was 5.0%.

(3)

Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. The repayment of the 2003 Joint Venture structured notes is shown in the year ending December 31, 2012 based on actual exercise of its “clean-up call” option on February 15, 2012.

(4)	The weighted average interest rate of our variable-rate debt at December 31, 2011 was 3.2%.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ending December 31,						Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$1,652	$1,815	$6,155	$2,008	$6,205	$2,066	$19,901	$20,514

Variable-rate debt (LIBOR and prime based) (3) (4)	16,123	2,414	2,463	2,570	2,534	46,964	73,068	68,142

Totals	$17,775	$4,229	$8,618	$4,578	$8,739	$49,030	$92,969	$88,656

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2010 was 6.7%.

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

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information at December 31, 2011 with respect to our common shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

	September 30,	September 30,	September 30,
	(a)	(b)	(c)
Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity incentive plans	94,750	$9.09	264,000

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements -

See index to Financial Statements set forth on page F-1 of this Form 10-K.

(2)	Financial Statement Schedule -

Schedule IV—Mortgage Loans on Real Estate

(3)	Exhibits -

See Exhibit Index beginning on page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust

By:	/s/ Lance B. Rosemore
Lance B. Rosemore, President

Dated March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LANCE B. ROSEMORE	Chairman of the Board of Trust	March 15, 2012
Lance B. Rosemore	Managers, President, Chief
Executive Officer, Secretary and Trust Manager (Principal
Executive Officer)

/s/ BARRY N. BERLIN	Chief Financial Officer and	March 15, 2012
Barry N. Berlin	Executive Vice President
(Principal Financial and
Principal Accounting Officer)

/s/ NATHAN COHEN	Trust Manager	March 15, 2012
Nathan Cohen

/s/ DR. MARTHA ROSEMORE MORROW	Trust Manager	March 15, 2012
Dr. Martha Rosemore Morrow

/s/ BARRY A. IMBER	Trust Manager	March 15, 2012
Barry A. Imber

/s/ IRVING MUNN	Trust Manager	March 15, 2012
Irving Munn

PMC COMMERCIAL TRUST AND SUBSIDIARIES

FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trust Managers of

PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2012

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010

ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$133,327	$122,581
SBIC commercial mortgage loans receivable	32,153	31,113
SBA 7(a) loans receivable, subject to secured borrowings	30,476	20,533
SBA 7(a) loans receivable	22,997	18,570
Commercial mortage loans receivable, subject to structured notes payable	15,474	40,421

Loans receivable, net	234,427	233,218
Cash and cash equivalents	6,502	2,642
Restricted cash and cash equivalents	2,233	5,786
Real estate owned	1,259	3,477
Other assets	6,826	7,004

Total assets	$251,247	$252,127

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$32,546	$21,765
Junior subordinated notes	27,070	27,070
Revolving credit facility	17,800	13,800
SBIC debentures payable	13,181	8,177
Structured notes payable	5,264	22,157

Debt	95,861	92,969
Borrower advances	3,863	3,462
Accounts payable and accrued expenses	2,095	2,739
Dividends payable	1,692	1,712
Deferred gains on property sales	—	685

Total liabilities	103,511	101,567

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,110,883 and 11,095,883 shares issued at December 31, 2011 and 2010, respectively; 10,574,554 and 10,559,554 shares outstanding at December 31, 2011 and 2010, respectively	111	111
Additional paid-in capital	152,934	152,756
Net unrealized appreciation of retained interests in transferred assets	394	276
Cumulative net income	176,096	172,449
Cumulative dividends	(177,798)	(171,031)

	151,737	154,561

Less: Treasury stock; at cost, 536,329 shares at December 31, 2011 and 2010	(4,901)	(4,901)

Total beneficiaries’ equity	146,836	149,660

Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	147,736	150,560

Total liabilities and equity	$251,247	$252,127

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Revenues:
Interest income	$13,571	$13,537	$11,180
Premium income	1,450	709	1,343
Income from retained interests in transferred assets	215	163	2,862
Other income	840	1,054	882

Total revenues	16,076	15,463	16,267

Expenses:
Salaries and related benefits	4,329	3,927	3,871
Interest	3,693	4,016	2,869
General and administrative	2,010	2,168	2,096
Strategic alternatives	778	—	—
Provision for loan losses, net	460	641	989
Permanent impairments on retained interests in transferred assets	—	—	552

Total expenses	11,270	10,752	10,377

Income before income tax benefit (provision) and discontinued operations	4,806	4,711	5,890

Income tax benefit (provision)	(114)	131	167

Income from continuing operations	4,692	4,842	6,057

Discontinued operations	(1,045)	(545)	704

Net income	$3,647	$4,297	$6,761

Weighted average shares outstanding:
Basic	10,570	10,554	10,573

Diluted	10,584	10,570	10,573

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.46	$0.57
Discontinued operations	(0.10)	(0.05)	0.07

Net income	$0.34	$0.41	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Net income	$3,647	$4,297	$6,761

Change in net unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	223	240	(206)
Realized gains included in net income	(105)	(24)	(89)

	118	216	(295)

Comprehensive income	$3,765	$4,513	$6,466

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share and per share data)

	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity

Balances, January 1, 2009	10,694,788	$111	$152,460	$620	$160,925	$(156,829)	$(3,825)	$900	$154,362

Net unrealized depreciation	—	—	—	(295)	—	—	—	—	(295)
Share-based compensation expense	18,400	—	151	—	—	—	—	—	151
Treasury shares, net	(164,834)	—	—	—	—	—	(1,076)	—	(1,076)
Dividends ($0.705 per share)	—	—	—	—	—	(7,445)	—	—	(7,445)
Net income	—	—	—	—	6,761	—	—	—	6,761

Balances, December 31, 2009	10,548,354	111	152,611	325	167,686	(164,274)	(4,901)	900	152,458

Net unrealized appreciation	—	—	—	216	—	—	—	—	216
Cumulative effect adjustment	—	—	—	(265)	466	—	—	—	201
Share-based compensation expense	9,700	—	134	—	—	—	—	—	134
Shares issued through exercise of stock options	1,500	—	11	—	—	—	—	—	11
Dividends ($0.64 per share)	—	—	—	—	—	(6,757)	—	—	(6,757)
Net income	—	—	—	—	4,297	—	—	—	4,297

Balances, December 31, 2010	10,559,554	111	152,756	276	172,449	(171,031)	(4,901)	900	150,560

Net unrealized appreciation	—	—	—	118	—	—	—	—	118
Share-based compensation expense	15,000	—	178	—	—	—	—	—	178
Dividends ($0.64 per share)	—	—	—	—	—	(6,767)	—	—	(6,767)
Net income	—	—	—	—	3,647	—	—	—	3,647

Balances, December 31, 2011	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$3,647	$4,297	$6,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Permanent impairments on retained interests in transferred assets	—	—	552
Impairment losses	887	325	—
Gains on foreclosure and sales of real estate	(532)	(78)	(1,195)
Deferred income taxes	(369)	(645)	(256)
Provision for loan losses, net	460	641	989
Unrealized premium adjustment	1,441	1,501	(23)
Amortization and accretion, net	(135)	231	(377)
Share-based compensation	178	134	151
Capitalized loan origination costs	(260)	(316)	(239)
Loans funded, held for sale	(26,350)	(27,602)	(24,384)
Proceeds from sale of guaranteed loans	15,774	—	24,996
Principal collected on loans	1,812	427	—
Loan fees remitted, net	(81)	(20)	(65)
Change in operating assets and liabilities:
Borrower advances	401	1,104	(451)
Accounts payable and accrued expenses	(614)	272	(749)
Other liabilities	(25)	(54)	(140)
Other assets	(296)	(321)	290

Net cash provided by (used in) operating activities	(4,062)	(20,104)	5,860

Cash flows from investing activities:
Loans funded	(12,002)	(10,838)	(6,051)
Principal collected on loans receivable	19,661	20,572	14,640
Principal collected on retained interests in transferred assets	132	200	308
Investment in retained interests in transferred assets	—	—	(559)
Principal collected on mortgage-backed security of affiliate	—	—	162
Purchase of furniture, fixtures, and equipment	(31)	—	(5)
Proceeds received from sales of real estate owned, net	415	2,373	—
Proceeds from (investment in) unconsolidated subsidiary	1,373	(1,024)	—
Release of (investment in) restricted cash and cash equivalents, net	3,553	(1,024)	1,181

Net cash provided by investing activities	13,101	10,259	9,676

Cash flows from financing activities:
Purchase of treasury shares	—	—	(1,076)
Proceeds from issuance of common shares	—	11	—
Proceeds from (repayment of) revolving credit facility, net	4,000	(9,200)	300
Proceeds from issuance of SBIC debentures	5,000	—	—
Payment of principal on structured notes payable	(16,893)	(5,404)	(5,817)
Proceeds from secured borrowings - government guaranteed loans	11,639	28,445	—
Payment of principal on secured borrowings - government guaranteed loans	(1,812)	(427)	—
Redemption of redeemable preferred stock of subsidiary	—	(2,000)	(2,000)
Payment of borrowing costs	(326)	—	(30)
Payment of dividends	(6,787)	(6,776)	(9,681)

Net cash provided by (used in) financing activities	(5,179)	4,649	(18,304)

Net increase (decrease) in cash and cash equivalents	3,860	(5,196)	(2,768)

Cash and cash equivalents, beginning of year	2,642	7,838	10,606

Cash and cash equivalents, end of year	$6,502	$2,642	$7,838

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

During 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of approximately $27,070,000 due March 30, 2035 to a special purpose subsidiary deemed to be a VIE and recorded our investment in the VIE of $820,000. As a result, our exposure related to the Junior Subordinated Notes is $26,250,000. The Junior Subordinated Notes, included in our consolidated balance sheets, are subordinated to PMC Commercial’s existing debt. Since PMC Commercial is not considered to be the primary beneficiary, the VIE is not consolidated in PMC Commercial’s financial statements and the equity method is used to account for our investment in the VIE.

Recently Issued Accounting Pronouncements

Accounting Standards Concept (“ASC”) topic 310 Update 2011-02 (“ASC 2011-02”) was issued in April 2011. ASC 2011-02 clarified guidance for loans which have been restructured, on a creditor’s evaluation of whether (1) it has granted a concession and (2) a debtor is experiencing financial difficulties. ASC 2011-02 was effective for the first interim or annual period beginning on or after June 15, 2011, and has been applied retrospectively to the beginning of the annual period of adoption. As a result of adopting the amendments in ASC 2011-02, we reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. We identified as troubled debt restructurings certain loans receivable for which the loan loss reserves had previously been measured under a general loan loss methodology. Upon identifying these loans receivable as troubled debt restructurings we identified them as impaired under the guidance in Section 310-10-35. The amendments of ASC 2011-02 required prospective application of the impairment measurement guidance in Section 310-10-35 for those loans receivable newly identified as impaired.

Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP was issued in May 2011. This ASU provides additional guidance on fair value measurements and required additional fair value disclosures including quantitative and qualitative information for recurring Level 3 fair value measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact of this ASU on our financial statements.

ASC topic 860 was issued in June 2009. ASC 860 amended the accounting guidance for transfers of financial assets including (1) eliminating the concept of qualified special purpose entities for prospective securitizations, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. ASC 860 was effective for interim and annual reporting periods beginning after November 15, 2009. This standard affected our accounting for secondary market loan transactions beginning on January 1, 2010, the date we adopted the standard. We are required to treat certain

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

legally sold portions of loans (those sold for excess spread and those sold for excess spread and a 10% cash premium) as secured borrowings for the life of the loan. The impact to our consolidated balance sheet was to reflect the government guaranteed portion of our SBA 7(a) loans as loans receivable and secured borrowings for these legally sold portions of our loans. For statement of cash flow purposes, proceeds received from the sale of the guaranteed portion of SBA 7(a) loans are reflected as a either an operating or financing activity; whereas previously these proceeds were reflected solely as operating activities.

ASC topic 810 was issued in June 2009. ASC 810 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from that entity that could potentially be significant to the variable interest entity. ASC 810 was effective for interim and annual reporting periods beginning after November 15, 2009. Our off-balance sheet securitizations were consolidated beginning January 1, 2010, the date we adopted the standard. Determining the carrying amounts of the assets and liabilities of the securitizations was not practicable and the assets of the securitizations can only be used to settle obligations of the securitizations; therefore, the unpaid principal balance method was used to recognize assets and liabilities of the securitizations. The difference of approximately $466,000 between the net amounts added to our consolidated balance sheet as assets and liabilities and our retained interests in transferred assets was recognized as a cumulative effect adjustment in our beneficiaries’ equity. Unrealized appreciation of retained interests in transferred assets of $265,000 was reversed in conjunction with the consolidation; therefore, the net effect to our beneficiaries’ equity was an increase of approximately $201,000.

Loans Receivable, net

We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less net loan origination fees, discounts and loan loss reserves. For loans originated under the Small Business Administration’s (“SBA”) 7(a) Guaranteed Loan Program (“SBA 7(a) Program”) upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan.

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of principal and/or interest, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed values and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

Real Estate Owned (“REO”)

REO consists of properties acquired by foreclosure in partial or total satisfaction of non-performing loans. REO acquired in satisfaction of a loan is recorded at estimated fair value less estimated costs to sell the property at the date of foreclosure. Any excess of the carrying value of the loan over the estimated fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value is recorded as gain on foreclosure within discontinued operations when title to the property is obtained. Subsequent to foreclosure, REO is valued at the lower of cost or market. Any impairment losses and operating costs subsequent to foreclosure are recorded within discontinued operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Generally, we maintain cash, cash equivalents and restricted investments in accounts in excess of federally insured limits with a financial institution. We regularly monitor the financial institution and do not believe a significant credit risk is associated with the deposits in excess of federally insured amounts.

Restricted Cash and Cash Equivalents

Represents the collection and cash reserve accounts required to be held on behalf of the structured noteholders as collateral pursuant to the securitization transaction documents. Cash reserve accounts may be required to be used to repay the structured noteholders pursuant to the transaction documents.

Deferred Borrowing Costs

Costs incurred in connection with the issuance of debt are capitalized and are being amortized to expense over the life of the related obligation using the effective interest method. Deferred borrowing costs are included in other assets on our consolidated balance sheets.

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

Origination fees and direct loan origination costs, net, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.

For loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.

Premium Income

We sell the guaranteed portion of our SBA 7(a) Program loans to investors. These guaranteed portions may be sold for (1) a cash premium and the minimum 1% required servicing spread, (2) future servicing spread greater than 1% and no cash premium or (3) future servicing spread greater than 1% and a 10% cash premium. The guaranteed portion of loans sold for a cash premium and the minimum 1% required servicing spread are recorded as sales (i.e., we record premium income). Premium income represents the difference between the relative fair value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Program for a cash premium and the required 1% servicing spread and the principal balance (cost) allocated to the loan. We are required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for excess spread and those sold for a cash premium and excess spread) as secured borrowings (a liability on our consolidated balance sheet) for the life of the loan. To the extent secured borrowings include cash premiums, these premiums are amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance is fully amortized when the loan is repaid in full.

Income from Retained Interests in Transferred Assets

Income from retained interests in transferred assets represents the accretion (recognized using the effective interest method) on our retained interests which is determined based on estimates of future cash flows.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

Other income consists primarily of servicing income, prepayment fees and other loan related income. Servicing income represents the fees we receive for servicing loans of the sold portion of our SBA 7(a) Program loans and is recognized as revenue when the services are performed. Historically, we also recorded servicing income for fees received for servicing loans of our off-balance sheet securitizations. Prepayment fees are recognized as revenue when loans are prepaid. Late fees and other loan related fees are recognized as revenue when chargeable, assuming collectibility is reasonably assured.

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

Share-Based Compensation Plans

We have options outstanding and issue restricted shares under share-based compensation plans described more fully in Note 12. We use fair value recognition provisions to account for all awards granted, modified or settled.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Commercial mortgage loans (1)	$134,835	$124,065
SBIC commercial mortgage loans	32,416	31,289
SBA 7(a) loans, subject to secured borrowings	30,151	20,326
SBA 7(a) loans	23,238	18,673
Commercial mortgage loans, subject to structured notes payable (2)	15,474	40,514

Total loans receivable	236,114	234,867
Add/(deduct):
Deferred capitalized costs (commitment fees), net	125	(40)
Loan loss reserves	(1,812)	(1,609)

Loans receivable, net	$234,427	$233,218

(1)	At December 31, 2010, these loans were pledged to our revolving credit facility.

(2)	We repaid the remaining 2003 Joint Venture structured notes on February 15, 2012; as a result, these loans were no longer encumbered as of that date.

Commercial mortgage loans

Represents all of the loans of PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of Retained Loans Discounts of $1.6 million and $1.3 million at December 31, 2011 and 2010, respectively.

Commercial mortgage loans, subject to structured notes payable

Represents loans contributed to special purpose entities in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable includes these loans.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2011, our loans were 93.5% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2011, 18% of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing 5% of our loans receivable at December 31, 2011. Any significant decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject To Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings, as the SBA has guaranteed payment of principal on these loans). Balances are prior to loan loss reserves and deferred capitalized costs, net.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$202,217	98.2%	$179,497	98.2%	$22,720	97.7%
Between 30 and 59 days delinquent	1,224	0.6%	1,090	0.6%	134	0.6%
Between 60 and 89 days delinquent	696	0.3%	696	0.4%	—	—
Over 89 days delinquent (2)	1,826	0.9%	1,442	0.8%	384	1.7%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which are current based on revised note terms. Of these loans, $5.6 million are paying interest only.

(2)	Includes a $1.4 million loan on which the borrower has filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceeding.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$196,539	91.6%	$178,592	91.1%	$17,947	96.2%
Between 30 and 59 days delinquent	4,877	2.3%	4,664	2.4%	213	1.1%
Between 60 and 89 days delinquent	5,576	2.6%	5,253	2.7%	323	1.7%
Over 89 days delinquent (2)	7,549	3.5%	7,359	3.8%	190	1.0%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

(1)

Includes $9.0 million of loans which are current under agreements which provide for interest only payments during a short period of time (not more than six months remaining) in exchange for additional collateral. Of this, $7.2 million relates to an affiliated group of obligors described above.

(2)

Includes $6.3 million of loans on which the borrowers have filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceedings. In addition, the collateral underlying $1.1 million of loans included in the over 89 days delinquent category were in the foreclosure process.

Loan Loss Reserves

Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification metrics which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned (“OAEM”) (together “Specific Identification Loans”). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,630	87.5%	$169,880	86.7%	$17,750	95.1%
OAEM	16,886	7.9%	16,872	8.6%	14	0.1%
Substandard	9,113	4.2%	8,469	4.3%	644	3.4%
Doubtful	912	0.4%	647	0.3%	265	1.4%

	$214,541	100.0%	$195,868	100.0%	$18,673	100.0%

The decrease in our loans classified as OAEM from 2010 to 2011 is due primarily to improvement in the affiliated group of obligors discussed above due to a modification of certain of their loan terms and loans previously included in OAEM for which the borrowers had filed for Chapter 11 Bankruptcy and we were classified as a secured creditor in the bankruptcy proceedings which are paying according to their modified terms.

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average Loans Receivable Subject To Credit Risk was 0.40% and 0.46% during 2011 and 2010, respectively. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, losses may be substantial.

During the five-year period ended December 31, 2011, our aggregate provision for loan losses, net, was approximately $2.6 million or 27 basis points per year based on the five-year average of our loans receivable. Our total loan loss reserves as a percentage of our Loans Receivable Subject To Credit Risk were 88 basis points at December 31, 2011.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in our loan loss reserves was as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306
Provision for loan losses	826	429	397
Reduction of loan losses	(366)	(342)	(24)
Principal balances written-off	(257)	(61)	(196)

Balance, end of year	$1,812	$1,329	$483

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2010
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total 2009
	(In thousands)
Balance, beginning of year	$1,257	$1,055	$202	$480
Provision for loan losses	1,019	607	412	1,076
Reduction of loan losses	(378)	(309)	(69)	(87)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	184	184	—	—
Principal balances written-off	(473)	(234)	(239)	(212)

Balance, end of year	$1,609	$1,303	$306	$1,257

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loan Data

Information on those loans considered to be impaired was as follows:

	September 30,	September 30,	September 30,
	At December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$7,411	$7,027	$384
Impaired loans expected to be fully recoverable (1)	846	689	157

Total impaired loans (2)	$8,257	$7,716	$541

Loan loss reserves	$563	$372	$191

	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2010
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	2009
	(In thousands)
Impaired loans requiring reserves	$687	$419	$268	$3,132
Impaired loans expected to be fully recoverable	228	228	—	228

Total impaired loans (3)	$915	$647	$268	$3,360

Loan loss reserves	$219	$25	$194	$364

(1)	Includes loans classified as troubled debt restructurings.

(2)

The unpaid principal balance of our impaired commercial mortgage loans was $7,940,000 at December 31, 2011. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $593,000 at December 31, 2011.

(3)

The unpaid principal balance of our impaired commercial mortgage loans was $678,000 at December 31, 2010. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $288,000 at December 31, 2010.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,176	$7,610	$566

Interest income on impaired loans	$290	$271	$19

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2010
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	2009
	(In thousands)
Average impaired loans	$4,317	$3,558	$759	$5,661

Interest income on impaired loans	$114	$89	$25	$83

Our recorded investment in Non-Accrual Loans at December 31, 2011 of $1,820,000 was comprised of $384,000 of SBA 7(a) Program loans and $1,436,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2010 of $12,275,000 was comprised of $519,000 of SBA 7(a) Program loans and $11,756,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2011 or 2010. Our Non-Accrual Loans at December 31, 2010 consist of loans delinquent 60 days or more including loans for which the borrowers filed for Chapter 11 Bankruptcy whose bankruptcy plans were confirmed and are now paying according to modified terms and a loan classified as a troubled debt restructuring that is now current under agreed upon modified terms.

Information on our troubled debt restructurings which consisted of four commercial mortgage loans was as follows at December 31, 2011:

	September 30,	September 30,
		Unpaid
	Recorded	Principal
	Investment	Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$5,591	$5,730
Troubled debt restructurings without reserves	689	749

Total troubled debt restructurings	$6,280	$6,479

Loan loss reserves	$236

The modifications were primarily extended interest only periods; however, for one loan the borrower filed Chapter 11 Bankruptcy and the plan was confirmed with modified terms including an extended interest only period and re-amortization. In addition, the interest rate was reduced on one of the commercial mortgage loans with an extended interest only period.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Other Assets:

Other assets consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Deferred tax asset, net	$1,409	$1,039
Deferred borrowing costs, net	1,128	836
Retained interests in transferred assets	996	1,010
Servicing asset, net	979	758
Investment in VIE’s (1)	820	2,183
Interest receivable	710	691
Prepaid expenses and deposits	303	286
Other	481	201

	$6,826	$7,004

(1)	In January 2011, our lessee exercised the fixed purchase option related to one of our unconsolidated variable interest entities. No gain or loss was recorded on the transaction.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Debt:

Information on our debt was as follows:

	September 30,	September 30,	September 30,	September 30,
	Carrying Value at December 31, (1)		Weighted Average Coupon Rate at December 31,
	2011	2010	2011	2010
	(Dollars in thousands, except footnotes)
Structured notes payable:
2003 Joint Venture	$5,264	$7,094	3.08%	2.80%
2000 Joint Venture	—	11,724	NA	7.28%
1998 Partnership	—	3,339	NA	2.25%

	5,264	22,157

Junior subordinated notes	27,070	27,070	3.62%	3.54%

Revolving credit facility	17,800	13,800	2.47%	3.25%

Debentures payable	13,181	8,177	4.99%	5.90%

Secured borrowings—government guaranteed loans (2):
Loans sold for a premium and excess spread	26,569	15,664	3.77%	3.87%
Loans sold for excess spread	5,977	6,101	1.58%	1.58%

	32,546	21,765

Debt	$95,861	$92,969

(1)	The face amount of debt as of December 31, 2011 and 2010 was $95,870,000 and $92,982,000, respectively.

(2)	The weighted average interest rate on the underlying loans at December 31, 2011 was 5.96%.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments on our debt at December 31, 2011 were as follows:

	September 30,	September 30,	September 30,
Years Ending December 31,	Total	Structured Notes and Secured Borrowings (1)	All Other Debt (2)
	(In thousands)
2012	$6,104	$6,104	$—
2013	5,059	869	4,190
2014	18,697	897	17,800
2015	4,929	929	4,000
2016	961	961	—
Thereafter	60,120	28,050	32,070

	$95,870	$37,810	$58,060

(1)

Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. No payment is due on the secured borrowings unless payments are received from the borrowers on the loans underlying them. The 2003 Joint Venture structured notes were repaid on February 15, 2012; therefore, they are shown above in the year ending December 31, 2012.

(2)	Includes the revolving credit facility, junior subordinated notes and SBIC debentures payable.

Structured notes payable

Structured notes payable are collateralized by the loans of the securitizations. Repayment of their principal is based on collections of principal on the underlying loans receivable. We have no obligation to pay these notes, nor do the noteholders have any recourse against our assets (other than the underlying loans receivable and restricted cash of the securitzation). We repaid the 2003 Joint Venture structured notes payable on February 15, 2012.

Junior subordinated notes

The Junior Subordinated Notes bear interest at a floating rate which resets on a quarterly basis at the 90-day LIBOR plus 3.25%. The Junior Subordinated Notes may be redeemed at par at our option. Interest payments are due on a quarterly basis.

Revolving credit facility

PMC Commercial has a revolving credit facility which initially provided credit availability up to $30 million which expires on June 30, 2014. The total amount available under the revolving credit facility increased to $35 million on January 1, 2012. In addition, the amount available under the revolving credit facility will automatically increase on January 1, 2013 by $5 million to $40 million provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% on that date. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or the 30-day LIBOR plus 2%. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants. We have a minimum net worth covenant ($142 million) within our credit facility that may limit our ability to pay dividends. At December 31, 2011, we were in compliance with the covenants of this facility.

SBIC debentures payable

SBIC debentures represent amounts due to the SBA and have semi-annual interest only payments until maturity.

Secured borrowings – government guaranteed loans

Secured borrowings – government guaranteed loans represents sold SBA 7(a) Program loans which are treated as secured borrowings if the loans were sold solely for excess spread or if the loans were sold for excess spread and a cash premium of 10%. To the extent secured borrowings include cash premiums, these premiums are included in secured borrowings and amortized as a reduction to interest expense over the life of the loan using the effective interest method and fully amortized when the loan is repaid in full.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Paid

During 2011, 2010 and 2009 interest paid was $3,733,000, $3,791,000, and $2,669,000, respectively.

Note 5. Cumulative Preferred Stock of Subsidiary:

One of our SBICs has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA. Our SBIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 when acquired in 2004. Dividends of $90,000 were recognized on the 3% Preferred Stock during 2011, 2010 and 2009 and are reflected in our consolidated statements of income as interest expense.

Note 6. Earnings Per Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was 10,570,000, 10,554,000 and 10,573,000 for the years ended December 31, 2011, 2010 and 2009, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 14,000 and 16,000 shares during 2011 and 2010, respectively, for the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share during 2009 as options were anti-dilutive.

Not included in the computation of diluted earnings per share were outstanding options to purchase 81,000, 77,000 and 90,000 common shares during 2011, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 7. Dividends Paid and Declared:

During 2011, our dividends were declared as follows:

	September 30,	September 30,
Record Date	Date Paid	Amount Per Share
March 31, 2011	April 11, 2011	$0.16
June 30, 2011	July 11, 2011	0.16
September 30, 2011	October 11, 2011	0.16
December 31, 2011	January 9, 2012	0.16

		$0.64

We have certain covenants within our revolving credit facility that limit our ability to pay dividends. These restrictions have not historically limited the amount of dividends we have paid and management does not believe that they will restrict future dividend payments.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles net income to REIT taxable income:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$3,647	$4,297	$6,761
Book/tax differences:
Gains related to real estate	(235)	387	(1,110)
Strategic alternatives	678	—	—
Impairment losses	804	317	—
Severance payments	(100)	(33)	(1,435)
Amortization and accretion	(68)	(102)	(232)
Loan valuation	184	(241)	497
Other, net	8	(174)	(306)

Subtotal	4,918	4,451	4,175

Adjustment for TRS net loss (income), net of tax	(131)	340	413
Dividend distribution from TRS	1,000	300	—

REIT taxable income	$5,787	$5,091	$4,588

Distributions declared	$6,767	$6,757	$7,445

Basic weighted average common shares outstanding	10,570	10,554	10,573

Dividends per share for dividend reporting purposes were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent
Non-qualified dividends	$0.477	74.53%	$0.568	88.75%	$0.705	100.00%
Qualified dividends	0.095	14.78%	0.028	4.37%	—	—
Non-taxable return of capital	0.068	10.69%	0.044	6.88%	—	—

	$0.640	100.00%	$0.640	100.00%	$0.705	100.00%

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provision (benefit) related to the TRS’s consisted of the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Federal:
Current provision	$483	$514	$89
Deferred benefit	(369)	(645)	(256)

Income tax provision (benefit)	$114	$(131)	$(167)

The provision (benefit) for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to net income (loss) computed at Federal statutory rates to income tax provision (benefit) was as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) before income taxes for TRS’s	$245	$(471)	$(580)

Expected Federal income tax provision (benefit)	$83	$(160)	$(198)
Preferred dividend of subsidiary	31	31	31
Other adjustments	—	(2)	—

Income tax provision (benefit)	$114	$(131)	$(167)

We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2008 through 2010 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded.

The components of our net deferred tax asset were as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Secured borrowings—government guaranteed loans	$814	$489
Retained interests in transferred assets	364	315
Servicing asset	225	164
Net operating losses	25	28
Loans receivable	—	42
Other	38	3

Total gross deferred tax assets	1,466	1,041

Deferred tax liabilities:
Loans receivable	56	—
Discount on debentures payable	1	2

Total gross deferred tax liabilities	57	2

Deferred tax asset, net	$1,409	$1,039

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net operating loss carryforwards at December 31, 2011 were generated by a TRS and are available to offset future taxable income of this TRS. The net operating loss carryforwards expire from 2027 to 2030.

We paid $612,000, $538,000 and $109,000 in income taxes during 2011, 2010 and 2009, respectively.

Note 9. Discontinued Operations:

Our discontinued operations consisted of the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Gains on sales of real estate	$532	$78	$721
Gain on foreclosure	—	—	389
Net operating losses	(690)	(298)	(406)
Impairment losses	(887)	(325)	—

Discontinued operations	$(1,045)	$(545)	$704

Gains on sales of real estate generally represents gains on the sales of hotel properties and income recognition of previously unamortized gains. We sold two properties during 2011 and recorded net losses of $153,000 which offset our gains on sales of real estate during this year. We also had a gain on the sale of REO acquired through foreclosure of $76,000 during 2010.

Gain on foreclosure represents the initial adjustment of the carrying value to the estimated fair value of our REO upon foreclosure. During 2009, the estimated fair value after selling costs of the collateral underlying a limited service hospitality property included in REO on our consolidated balance sheet was in excess of its cost.

Net operating losses represent the net of revenues and expenses of our REO. During 2010 and 2011, these losses resulted primarily from our hospitality properties included in REO. During 2009, net operating losses represent primarily the net losses related to a golf course which was subsequently sold.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During 2011, our impairment losses are primarily related to a full service hospitality property. The property experienced significant operating losses, is in need of major capital improvements and has been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in its value. During 2010, our impairment losses are related to the full service hospitality property and a retail establishment.

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

Note 11. Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $234,000, $216,000 and $199,000 was expensed during 2011, 2010 and 2009, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Share-Based Compensation Plans:

At December 31, 2011, we had options outstanding under share-based compensation plans. The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders.

Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms. A summary of the status of our stock options as of December 31, 2011, 2010 and 2009 and the changes during the years ended on those dates are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	90,750	$10.11	89,650	$11.77	74,650	$12.46
Granted	27,000	$8.75	26,500	$8.35	15,000	$8.35
Exercised	—	—	(1,500)	$7.65	—	—
Expired	(23,000)	$12.72	(23,900)	$14.54	—	—

Outstanding and exercisable, December 31	94,750	$9.09	90,750	$10.11	89,650	$11.77

Weighted-average fair value per share of stock options granted during the year	$1.10		$1.24		$0.71

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

The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	0.71%	1.23%	1.91%
Expected Dividend Yield	7.31%	7.66%	8.44%
Expected Volatility	33.58%	40.29%	28.04%
Forfeiture Rate	2.00%	10.00%	10.00%

The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $30,000, $33,000 and $11,000 during 2011, 2010 and 2009, respectively, related to these option grants.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about share options outstanding at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
		Options Outstanding and Exercisable
			Weighted
			Average	Weighted
			Remaining	Average
Range of		Number	Contract Life	Exercise
Exercise Prices		Outstanding	(in years)	Price
$7.65 to $8.65		82,500	3.30	$8.36
$14.01		12,250	0.45	$14.01

$7.65 to $14.01		94,750	2.93	$9.09

A summary of our restricted shares as of December 31, 2011, 2010 and 2009 and the changes during the years ended on those dates are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Number of	Date Fair Value	Number of	Date Fair Value	Number of	Date Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Balance, January 1	12,066	$8.35	17,416	$8.14	13,200	$9.05
Granted	15,000	$8.73	13,100	$8.35	18,400	$8.35
Vested	(16,035)	$8.55	(15,050)	$8.11	(14,184)	$9.25
Forfeited	—	—	(3,400)	$8.35	—	—

Balance, December 31	11,031	$8.57	12,066	$8.35	17,416	$8.14

The restricted share awards generally vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $148,000, $101,000 and $140,000 during 2011, 2010 and 2009, respectively, related to our restricted share issuances. At December 31, 2011, there was $29,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years. The estimated fair value of restricted shares vested during 2011 was $140,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosure of Cash Flow Information:

Our non-cash activities were as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Consolidation of loans receivable	$—	$—	$32,563

Reclassification from loans receivable to real estate owned	$409	$4,040	$4,948

Reclassifications reducing secured borrowings - government guaranteed loans and loans receivable, net	$—	$7,692	$—

Loans receivable originated to facilitate sales of real estate owned	$1,172	$3,325	$—

Consolidation of off-balance sheet securitizations:
Loans receivable, net	$—	$27,752	$—

Restricted cash and cash equivalents	$—	$3,396	$—

Structured notes payable	$—	$19,524	$—

Note 14. Fair Values of Financial Instruments:

For impaired loans measured at fair value on a nonrecurring basis during 2011 and 2010 the following table provides the carrying value of the related individual assets at year end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	September 30,	September 30,	September 30,	September 30,
	Carrying Value at		Provision for
	December 31,		Loan Losses (2)
	2011	2010	2011	2010
	(In thousands)
Impaired loans (1)	$7,694	$696	$438	$160

(1)	Carrying value represents our impaired loans net of loan loss reserves.

(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income related specifically to these loans during the periods presented.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is activity for our REO:

	September 30,	September 30,
	Years Ended
	December 31,
	2011	2010
	(In thousands)
Balance as of beginning of year	$3,477	$5,479
Foreclosures	409	4,040
Additions	17	—
Proceeds from sales	(1,604)	(5,793)
Gain (loss)	(153)	76
Impairment losses	(887)	(325)

Balance as of end of year	$1,259	$3,477

The estimated fair value of our financial instruments was as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Assets:
Loans receivable, net	$234,427	$224,395	$233,218	$228,821
Cash and cash equivalents	6,502	6,502	2,642	2,642
Restricted cash and cash equivalents	2,233	2,233	5,786	5,786

Liabilities:
Structured notes and SBIC debentures payable	18,445	19,027	30,334	30,781
Secured borrowings—government guaranteed loans	32,546	32,546	21,765	21,765
Revolving credit facility	17,800	17,800	13,800	13,800
Junior Subordinated Notes	27,070	22,595	27,070	22,310

We used Level 3 inputs to determine the estimated fair value of our financial instruments. In general, estimates of fair value may differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts we could realize in a current market exchange.

Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates, prepayment tendencies and potential loan losses. Loan loss reserves are established based on numerous factors including, but not limited to, the creditor’s payment history, collateral value, guarantor support, expected future cash flows and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents: The carrying amount is a reasonable estimation of fair value due to the short maturity of these instruments.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent our collection and reserve accounts of the securitizations. The carrying amount is considered to be a reasonable estimate of their fair value due to (1) the short maturity of the collection accounts, (2) the reserve accounts can be used at any time in conjunction with the exercise of our “clean-up call” options.

Structured notes and SBIC debentures payable and Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates, remaining maturities and actual exercise of “clean-up call” options.

Secured borrowings – government guaranteed loans: The estimated fair value approximates cost as the interest rate on these secured borrowings approximates current market interest rates.

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and was set in a current third-party transaction.

Note 15. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $14.3 million at December 31, 2011, the majority of which were for prime-based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments under this lease are as follows:

September 30,
Years Ending December 31,	Total
(In thousands)
2012	$113
2013	212
2014	217
2015	36

$578

Rent expense amounted to $179,000, $168,000 and $186,000 during 2011, 2010 and 2009, respectively.

Employment Agreements

We have employment agreements with our executive officers for three-year terms expiring December 31, 2014. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual compensation paid to the executive officer.

Litigation

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

Pursuant to SBA rules and regulations, distributions from our SBLC and SBICs are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2011, dividends of approximately $1.1 million were available for distribution from our SBLC.

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2011

(Dollars in thousands, except footnotes)

Conventional Loans—States 2% or greater (1)(2):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
									Principal amount
Geographic	Number					Final	Carrying		of loan subject to
Dispersion of	of			Interest Rate		Maturity	Amount of		delinquent principal
Collateral	Loans			Variable	Fixed	Date	Mortgage		or “interest”
		Size of Loans
		From	To
Texas	29	$0	$1,000	3.12% to 7.25%	7.00% to 10.78%	11/15/13—8/16/31	$13,859		$—
Texas (3)	9	$1,000	$2,000	3.12% to 5.25%	7.00% to 10.25%	5/1/21—11/18/30	11,094		1,442
Texas	4	$2,000	$3,000	2.87% to 3.62%	NA	11/29/26—6/7/27	9,674		—
Texas	2	$3,000	$4,000	3.52% to 4.87%	NA	11/29/26—12/13/27	6,129		—

Arizona	5	$0	$1,000	4.37% to 7.50%	9.25% to 9.31%	7/16/13—9/14/31	3,175		—
Arizona	4	$1,000	$2,000	4.87%	9.25% to 10.00%	7/8/19—9/29/24	5,289		—
Arizona	2	$2,000	$3,000	4.37%	NA	10/13/25—12/21/25	4,651		—
Arizona	1	$4,000	$5,000	3.37%	NA	1/30/28	4,595		—

Virginia (4)	2	$0	$1,000	7.50%	8.50%	6/1/17—12/30/31	1,526		—
Virginia	2	$1,000	$2,000	4.37%	8.90%	11/30/18—2/28/23	2,954		—
Virginia (5)	3	$2,000	$3,000	3.50% to 5.75%	NA	1/30/23—3/27/27	7,506		—
Virginia	1	$5,000	$6,000	3.37%	NA	1/31/28	5,689		—

Ohio	2	$0	$1,000	4.37% to 5.37%	NA	11/8/12—2/16/26	1,018		—
Ohio	2	$1,000	$2,000	3.37% to 4.37%	NA	10/27/25—5/4/27	3,045		—
Ohio	3	$2,000	$3,000	3.37% to 3.68%	NA	10/30/26—4/21/28	7,807		—

Alabama	3	$0	$1,000	3.75%	9.50%	6/15/18—11/21/20	1,670		—
Alabama	1	$1,000	$2,000	4.62%	NA	3/1/22	1,628		—
Alabama	2	$2,000	$3,000	4.37%	NA	3/1/26—10/1/26	5,096		—

Florida	1	$0	$1,000	3.50%	NA	11/1/25	180		—
Florida	2	$1,000	$2,000	4.12%	9.40%	9/2/18—10/1/26	2,786		—
Florida	2	$2,000	$3,000	3.50%	8.24%	1/1/24—11/1/25	4,938		—

Michigan	3	$0	$1,000	3.25% to 4.25%	NA	12/1/12—4/30/27	1,817		—
Michigan	4	$1,000	$2,000	3.25% to 7.25%	NA	2/10/26—8/23/30	5,775		—

Oregon	3	$0	$1,000	NA	9.00% to 9.90%	2/2/18—6/13/21	1,871		—
Oregon	1	$2,000	$3,000	4.62%	NA	9/8/25	2,042		—
Oregon	1	$3,000	$4,000	7.25%	NA	5/13/30	3,356		—

North Carolina	4	$0	$1,000	3.87% to 4.62%	9.50% to 9.85%	12/20/16—1/23/23	3,331		—
North Carolina	2	$1,000	$2,000	4.37% to 4.87%	NA	6/11/21—5/5/23	2,519		-

California	4	$0	$1,000	4.37% to 4.62%	8.90% to 9.00%	7/10/18—12/28/24	2,175		—
California	2	$1,000	$2,000	4.12% to 4.75%	NA	12/12/26—12/13/26	3,513		—

Georgia	4	$0	$1,000	4.25% to 4.62%	9.25% to 10.25%	12/26/17—10/19/21	2,053		—
Georgia	2	$1,000	$2,000	3.87%	8.75%	12/14/27—12/1/29	2,936		—

Indiana	2	$0	$1,000	4.37%	NA	12/4/22	1,292		—
Indiana	2	$1,000	$2,000	3.87% to 8.25%	NA	2/7/23—12/14/31	3,256		—

Utah	3	$0	$1,000	4.62% to 7.00%	NA	2/23/18—8/30/35	1,642		—
Utah	1	$2,000	$3,000	7.00%	NA	8/30/35	2,274		—

Iowa	1	$1,000	$2,000	4.12%	NA	5/30/26	1,472		—
Iowa	1	$2,000	$3,000	4.37%	NA	5/12/23	2,233		—

Other	19	$0	$1,000	4.37% to 7.25%	8.25% to 10.25%	8/20/14—6/1/32	10,419		—
Other	14	$1,000	$2,000	2.87% to 7.00%	8.88% to 9.78%	6/27/16—11/24/27	19,086		—
Other	2	$2,000	$3,000	4.12%	10.25%	6/22/20—11/3/25	4,540		—
General Reserve							(957)

	157						$180,954	(6)	$1,442

Footnotes:

(1)	Approximately 93.5% of our loans are collateralized by hotels.

(2)	There are four loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.

(3)	Includes two loans with a face value of $2,942,000 and valuation reserves of $137,000.

(4)	Includes a loan with a face value of $1,050,000 and a valuation reserve of $21,000.

(5)	Includes a loan with a face value of $3,179,000 and a valuation reserve of $214,000.

(6)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $182,987,000 (unaudited).

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2011

(Dollars in thousands, except footnotes)

SBA 7(a) Loans—States 2% or greater (1) (2):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,
								Principal amount
	Number				Final	Carrying		of loans subject to
	of				Maturity	Amount of		delinquent principal
	Loans			Interest Rate (2)	Date	Mortgages		or “interest”
		Size of Loans
		From	To
Texas (3)	34	$0	$500	4.13% to 6.00%	9/29/12—2/8/36	$2,857			$126
Ohio	14	$0	$500	4.25% to 6.00%	5/11/13—12/29/36	1,639			—
Michigan	14	$0	$500	5.25% to 6.00%	9/15/12—12/14/36	1,638			—
North Carolina	5	$0	$500	6.00%	9/8/32—2/28/37	1,417			—
Indiana	8	$0	$500	4.75% to 6.00%	11/19/19—8/4/36	1,361			—
Georgia	8	$0	$500	4.25% to 6.00%	3/16/13—6/25/35	1,188			—
Alabama	4	$0	$500	5.00% to 6.00%	7/27/25—8/25/36	1,064			—
Mississippi	3	$0	$500	5.75% to 6.00%	5/18/35—11/4/36	1,041			—
Florida	8	$0	$500	5.75% to 6.00%	6/12/16—12/29/36	1,033			—
Iowa (4)	3	$0	$500	5.75% to 6.00%	11/26/33—11/28/36	736			224
Connecticut	2	$0	$1,000	5.13% to 5.63%	12/5/14—11/30/36	713			—
Arizona	5	$0	$500	5.75% to 6.00%	10/28/19—4/28/36	665			—
Oklahoma	6	$0	$500	4.75% to 6.00%	9/9/24—11/10/35	658			—
Wisconsin	4	$0	$500	5.00% to 6.00%	4/23/20—12/16/33	618			—
Kansas	3	$0	$500	6.00%	10/29/32—5/4/36	592			—
Missouri	4	$0	$500	5.25% to 6.00%	4/16/18—12/14/29	410			—
Other (5)	42	$0	$500	4.50% to 6.00%	3/27/14—12/2/36	2,677			34
Government guaranteed portions (6)						3,307			—
Secured borrowings (7)						30,151			—
General Reserve						(292)

	167					$53,473	(8)		$384

Footnotes:

(1)	Includes approximately $995,000 of loans not secured by real estate. Also includes $450,000 of loans with subordinate lien positions.

(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.

(3)	Includes a loan with a face value of $564,000, valuation reserves of $72,000, and a fixed interest rate of 5.50%.

(4)	Includes a loan with a face value of $1,032,000, valuation reserves of $85,000, and a fixed interest rate of 5.75%.

(5)	Includes two loans with a face value of $248,000, valuation reserves of $34,000. Also includes three loans with fixed interest rates of 5.00%, 5.75%, and 6.00%.

(6)

Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(7)	Represents the guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings. excluding deferred cash premiums.

(8)	For Federal income tax purposes, the cost basis of our loans was approximately $22,946,000 (unaudited).

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2011

(In thousands, except footnotes)

	September 30,	September 30,
Balance at December 31, 2008		$179,807

Additions during period:
New mortgage loans (1)	62,998

Other - non cash change in loan	100

Other - deferral for collection of commitment fees, net of costs	304

Other - accretion of loan fees and discounts	213	63,615

Deductions during period:
Collections of principal	(14,642)

Foreclosures	(4,948)

Cost of mortgages sold, net	(26,201)

Other - bad debt expense, net of recoveries	(989)	(46,780)

Balance at December 31, 2009		$196,642

Additions during period:
New mortgage loans (2)	69,701

Other - deferral for collection of commitment fees, net of costs	324

Other - accretion of loan fees and discounts	317	70,343

Deductions during period:
Collections of principal (3)	(20,999)

Foreclosures	(4,040)

Cost of mortgages sold, net	(7,903)

Other - consolidation of loan loss reserves	(184)

Other - bad debt expense, net of recoveries	(641)	(33,767)

Balance at December 31, 2010		$233,218

Additions during period:
New mortgage loans (4)	39,524

Other - deferral for collection of commitment fees, net of costs	410

Other - accretion of loan fees and discounts	17	39,951

Deductions during period:
Collections of principal	(21,473)

Foreclosures	(409)

Cost of mortgages sold, net	(16,400)

Other - bad debt expense, net of recoveries	(460)	(38,742)

Balance at December 31, 2011		$234,427

Footnotes:

(1)

Includes $12,570,000 from the exercise of our “clean-up call” provision related to the 2002 Joint Venture and $19,993,000 from the attainment of the “clean-up call” provision related to the 2003 Joint Venture.

(2)

Includes $22,912,000 and $5,024,000 from consolidation of the 2000 Joint Venture and the 1998 Partnership, respectively, due to a change in accounting rules effective January 1, 2010 and two loans totaling $3,325,000 which were originated in connection with sales of real estate owned which did not require cash expenditures.

(3)	Includes $7,692,000 representing reclassifications reducing secured borrowings and loans receivable.

(4)	Includes a loan of $1,172,000 which was originated in connection with the sale of real estate owned which did not require cash expenditure.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated November 10, 2003).

2.2	Amendment No. 1 to Agreement and Plan of Merger between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.2(a)	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2009).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

E-1

Exhibit Number	Description
*4.5	Debenture dated September 6, 2011 for $5,000,000 loan with SBA.

+10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.2	Trust Indenture between PMC Joint Venture, L.P. 2003-1 and The Bank of New York, as Trustee, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.3	Servicing Agreement by and among The Bank of New York as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2003-1 as Issuer and PMC Capital, Inc. and PMC Commercial Trust as Servicers, dated September 16, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2003).

10.4	Amended and Restated Credit Agreement between PMC Commercial Trust and First Western SBLC, Inc. and JPMorgan Chase Bank, National Association, as Administrative Agent, dated December 28, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2011).

+10.5	Form of Executive Employment Contract (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2011).

10.6	Purchase Agreement among PMC Commercial Trust, PMC Preferred Capital Trust-A and Taberna Preferred Funding I, Ltd. dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.7	Junior Subordinated Indenture between PMC Commercial Trust and JPMorgan Chase Bank, National Association as Trustee dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.8	Amended and Restated Trust Agreement among PMC Commercial Trust, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and The Administrative Trustees Named Herein dated March 15, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.9	Preferred Securities Certificate (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

10.10	Floating Rate Junior Subordinated Note due 2035 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

E-2

Exhibit Number	Description
10.11	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.12	First Amendment to Amended and Restated Credit Agreement among PMC Commercial Trust, First Western SBLC, Inc., and JPMorgan Chase Bank, National Association, as Administrative Agent, and the lenders named therein, dated June 8, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

10.13	Second Amended and Restated Revolving Note executed by PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

10.14	First Amended and Restated Revolving Note executed by First Western SBLC, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2011).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***

In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+	Management contract or compensatory plan

E-3