Form 10-Q
period 2012-03-31
PMC COMMERCIAL TRUST /TX
filed 2012-05-10
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One);

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 3, 2012, the Registrant had outstanding 10,584,554 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$142,190	$133,327
SBA 7(a) loans receivable, subject to secured borrowings	35,378	30,476
SBIC commercial mortgage loans receivable	35,215	32,153
SBA 7(a) loans receivable	22,961	22,997
Commercial mortage loans receivable, subject to structured notes payable	—	15,474

Loans receivable, net	235,744	234,427
Cash and cash equivalents	3,254	6,502
Real estate owned	1,241	1,259
Restricted cash and cash equivalents	—	2,233
Other assets	7,059	6,826

Total assets	$247,298	$251,247

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$37,846	$32,546
Junior subordinated notes	27,070	27,070
Revolving credit facility	15,700	17,800
SBIC debentures payable	13,183	13,181
Structured notes payable	—	5,264

Debt	93,799	95,861
Borrower advances	3,685	3,863
Accounts payable and accrued expenses	2,216	2,095
Dividends payable	1,716	1,692

Total liabilities	101,416	103,511

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,120,883 and 11,110,883 shares issued at March 31, 2012 and December 31, 2011, respectively; 10,584,554 and 10,574,554 shares outstanding at March 31, 2012 and December 31, 2011, respectively	111	111
Additional paid-in capital	152,974	152,934
Net unrealized appreciation of retained interests in transferred assets	349	394
Cumulative net income	175,941	176,096
Cumulative dividends	(179,492)	(177,798)

Beneficiaries’ equity before treasury stock	149,883	151,737
Less: Treasury stock; at cost, 536,329 shares at March 31, 2012 and December 31, 2011	(4,901)	(4,901)

Total beneficiaries’ equity	144,982	146,836
Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	145,882	147,736

Total liabilities and equity	$247,298	$251,247

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Interest income	$3,398	$3,367
Premium income	113	431
Other income	276	258

Total revenues	3,787	4,056

Expenses:
Salaries and related benefits	1,144	1,117
Interest	883	973
Strategic alternatives	850	—
Provision for loan losses, net	475	313
General and administrative	460	504

Total expenses	3,812	2,907

Income (loss) before income tax benefit (provision) and discontinued operations	(25)	1,149
Income tax benefit (provision)	19	(25)

Income (loss) from continuing operations	(6)	1,124
Discontinued operations	(149)	(208)

Net income (loss)	$(155)	$916

Weighted average shares outstanding:
Basic	10,576	10,561

Diluted	10,576	10,617

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$—	$0.11
Discontinued operations	(0.01)	(0.02)

Net income (loss)	$(0.01)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income (loss)	$(155)	$916

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(9)	67
Net realized gains included in net income (loss)	(36)	(20)

Change in unrealized appreciation of retained interests in transferred assets	(45)	47

Comprehensive income (loss)	$(200)	$963

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Three Months Ended March 31, 2011
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2011	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560
Net unrealized appreciation	—	—	—	47	—	—	—	—	47
Share-based compensation expense	10,000	—	49	—	—	—	—	—	49
Dividends ($0.16 per share)	—	—	—	—	—	(1,691)	—	—	(1,691)
Net income	—	—	—	—	916	—	—	—	916

Balances, March 31, 2011	10,569,554	$111	$152,805	$323	$173,365	$(172,722)	$(4,901)	$900	$149,881

	Three Months Ended March 31, 2012
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2012	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736
Net unrealized depreciation	—	—	—	(45)	—	—	—	—	(45)
Share-based compensation expense	10,000	—	40	—	—	—	—	—	40
Dividends ($0.16 per share)	—	—	—	—	—	(1,694)	—	—	(1,694)
Net loss	—	—	—	—	(155)	—	—	—	(155)

Balances, March 31, 2012	10,584,554	$111	$152,974	$349	$175,941	$(179,492)	$(4,901)	$900	$145,882

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(155)	$916
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment losses	18	—
Net gains on sales of real estate	—	(2)
Deferred income taxes	(160)	(178)
Provision for loan losses, net	475	313
Unrealized premium adjustment	544	397
Amortization and accretion, net	(31)	159
Share-based compensation	40	49
Capitalized loan origination costs	(76)	(39)
Loans funded, held for sale	(4,941)	(6,809)
Proceeds from sale of guaranteed loans	1,258	4,680
Principal collected on loans	155	111
Loan fees remitted, net	(13)	(61)
Change in operating assets and liabilities:
Other assets	(146)	(509)
Borrower advances	(178)	238
Accounts payable and accrued expenses	70	(563)
Other liabilities	43	(16)

Net cash used in operating activities	(3,097)	(1,314)

Cash flows from investing activities:
Loans funded	(5,790)	(1,263)
Principal collected on loans	7,584	2,750
Principal collected on retained interests in transferred assets	29	36
Purchase of furniture and equipment	(7)	(31)
Investment in real estate owned	—	(17)
Proceeds from unconsolidated subsidiary	—	1,373
Release of restricted cash and cash equivalents	2,233	336

Net cash provided by investing activities	4,049	3,184

Cash flows from financing activities:
Repayment of revolving credit facility, net	(2,100)	(1,600)
Payment of principal on structured notes payable	(5,264)	(1,960)
Proceeds from secured borrowings - government guaranteed loans	4,989	3,786
Payment of principal on secured borrowings - government guaranteed loans	(155)	(111)
Payment of dividends	(1,670)	(1,690)

Net cash used in financing activities	(4,200)	(1,575)

Net increase (decrease) in cash and cash equivalents	(3,248)	295
Cash and cash equivalents, beginning of year	6,502	2,642

Cash and cash equivalents, end of period	$3,254	$2,937

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation:

The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three months ended March 31, 2012 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2. Recently Issued Accounting Pronouncements:

Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP was issued in May 2011. This ASU provides additional guidance on fair value measurements and requires additional fair value disclosures including quantitative and qualitative information for recurring Level 3 fair value measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This ASU was effective for interim and annual periods beginning on or after December 15, 2011.

Note 3. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Commercial mortgage loans	$144,098	$134,835
SBIC commercial mortgage loans	35,501	32,416
SBA 7(a) loans, subject to secured borrowings	34,986	30,151
SBA 7(a) loans	23,235	23,238
Commercial mortgage loans, subject to structured notes payable (1)	—	15,474

Total loans receivable	237,820	236,114
Adjusted by:
Deferred capitalized costs, net	196	125
Loan loss reserves	(2,272)	(1,812)

Loans receivable, net	$235,744	$234,427

(1)	We repaid the 2003 Joint Venture structured notes on February 15, 2012.

Commercial mortgage loans

Represents the loans held by our parent company, PMC Commercial Trust.

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

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of retained loan discounts of $1.6 million at both March 31, 2012 and December 31, 2011.

Commercial mortgage loans, subject to structured notes payable

Represented loans contributed to special purpose entities in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable included these loans.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both March 31, 2012 and December 31, 2011, our loans were 93% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At both March 31, 2012 and December 31, 2011, 18% of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at March 31, 2012. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing 5% of our loans receivable at both March 31, 2012 and December 31, 2011. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject to Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal). Balances are prior to loan loss reserves and deferred capitalized costs, net.

March 31, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$195,567	96.4%	$172,992	96.3%	$22,575	97.2%
Between 30 and 59 days delinquent	5,450	2.7%	5,163	2.9%	287	1.2%
Between 60 and 89 days delinquent	—	—	—	—	—	—
Over 89 days delinquent (2)	1,817	0.9%	1,444	0.8%	373	1.6%

	$202,834	100.0%	$179,599	100.0%	$23,235	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which are current based on revised note terms. Of these loans, $5.6 million are paying interest only.
(2)	Includes a $1.4 million loan on which the borrower has filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceeding.

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

Loan Loss Reserves

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the financial strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	March 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$186,801	92.1%	$164,466	91.6%	$22,335	96.1%
OAEM	2,082	1.0%	1,950	1.1%	132	0.6%
Substandard	11,958	5.9%	11,739	6.5%	219	0.9%
Doubtful	1,993	1.0%	1,444	0.8%	549	2.4%

	$202,834	100.0%	$179,599	100.0%	$23,235	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 0.24% and 0.18% during the three months ended March 31, 2012 and 2011, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

The activity in our loan loss reserves was as follows:

	Three Months Ended March 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	482	410	72
Reduction of loan losses	(7)	(7)	—
Principal balances written-off	(15)	—	(15)

Balance, end of period	$2,272	$1,732	$540

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306
Provision for loan losses	378	310	68
Reduction of loan losses	(65)	(47)	(18)
Principal balances written-off	(35)	—	(35)

Balance, end of period	$1,887	$1,566	$321

Information on those loans considered to be impaired loans was as follows:

	March 31, 2012			December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$7,456	$7,055	$401	$7,411	$7,027	$384
Impaired loans expected to be fully recoverable (1)	834	681	153	846	689	157

Total impaired loans (2)	$8,290	$7,736	$554	$8,257	$7,716	$541

Loan loss reserves	$646	$421	$225	$563	$372	$191

(1)	Includes loans classified as troubled debt restructurings.
(2)	The unpaid principal balance of our impaired commercial loans was $7,933,000 and $7,940,000 at March 31, 2012 and December 31, 2011, respectively. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $615,000 and $593,000 at March 31, 2012 and December 31, 2011, respectively.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,261	$7,726	$535	$2,444	$2,053	$391

Interest income on impaired loans	$89	$87	$2	$2	$—	$2

Our recorded investment in Non-Accrual Loans at March 31, 2012 of $3,685,000 was comprised of $402,000 of SBA 7(a) loans and $3,283,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2011 of $1,820,000 was comprised of $384,000 of SBA 7(a) loans and $1,436,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at March 31, 2012 or December 31, 2011.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on our troubled debt restructurings which consisted of four commercial mortgage loans was as follows at March 31, 2012:

	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$5,594	$5,730
Troubled debt restructurings without reserves	681	740

Total troubled debt restructurings	$6,275	$6,470

Loan loss reserves	$232

The modifications were primarily extended interest only periods; however, for one loan the borrower filed Chapter 11 Bankruptcy and the plan was confirmed with modified terms including extended interest only and amortization periods. In addition, the interest rate was reduced on one of the commercial mortgage loans with an extended interest only period.

Note 4. Other Assets:

Other assets consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Deferred tax asset, net	$1,569	$1,409
Deferred borrowing costs, net	1,116	1,128
Servicing asset, net	984	979
Retained interests in transferred assets	923	996
Investment in variable interest entity	820	820
Interest receivable	709	710
Prepaid expenses and deposits	327	303
Other	611	481

	$7,059	$6,826

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Debt:

Information on our debt was as follows:

	Carrying Value (1)		Weighted Average Coupon Rate at
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands, except footnotes)
Secured borrowings - government guaranteed loans:
Loans sold for a premium and excess spread	$31,905	$26,569	3.77%	3.77%
Loans sold for excess spread	5,941	5,977	1.58%	1.58%

	37,846	32,546

Junior subordinated notes	27,070	27,070	3.83%	3.62%
Revolving credit facility	15,700	17,800	2.43%	2.47%
Debentures payable	13,183	13,181	4.99%	4.99%
Structured notes payable - 2003 Joint Venture (2)	—	5,264	N/A	3.08%

Debt	$93,799	$95,861

(1)	The face amount of debt as of March 31, 2012 and December 31, 2011 was $93,806,000 and $95,870,000, respectively.
(2)	We repaid the 2003 Joint Venture structured notes on February 15, 2012.

Principal payments on our debt at March 31, 2012 were as follows:

Twelve Months Ending March 31,	Total	Secured Borrowings (1)	All Other Debt (2)
	(In thousands)
2013	$979	$979	$—
2014	5,203	1,013	4,190
2015	20,748	1,048	19,700
2016	1,085	1,085	—
2017	1,125	1,125	—
Thereafter	64,666	32,596	32,070

	$93,806	$37,846	$55,960

(1)	Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the loans underlying them.
(2)	Represents the revolving credit facility, junior subordinated notes and debentures payable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Share-Based Compensation Plans:

We issued an aggregate of 10,000 restricted shares to executive officers on March 12, 2012 at the then current market price of the shares of $7.27 (the closing price on March 9, 2012). We issued an aggregate of 10,000 restricted shares to executive officers on March 13, 2011 at the then current market price of the shares of $8.72. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $40,000 and $49,000 during the three months ended March 31, 2012 and 2011, respectively, related to restricted shares. As of March 31, 2012, there was $62,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

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

Note 8. Discontinued Operations:

Discontinued operations consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Gains on sales of real estate	$—	$2
Net operating losses	(131)	(210)
Impairment losses	(18)	—

Discontinued operations	$(149)	$(208)

Net operating losses from discontinued operations relate to the operations and holding costs of our real estate owned.

Impairment losses represent declines in the estimated fair value of our real estate owned subsequent to initial valuation.

Note 9. Earnings (Loss) Per Share (“EPS”):

The computations of basic EPS are based on our weighted average shares outstanding. No shares were added to the weighted average shares outstanding for purposes of calculating diluted EPS during the three months ended March 31, 2012 as options were anti-dilutive. During the three months ended March 31, 2011, the weighted average shares outstanding were increased by 56,000 shares to reflect the dilutive effect of stock options.

Not included in the computation of diluted EPS were outstanding options to purchase 95,000 and 35,000 common shares during three months ended March 31, 2012 and 2011, respectively, because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Fair Value Measurements:

For impaired loans measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and 2011, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at March 31,		Provision for Loan Losses Three Months Ended March 31, (2)
	2012	2011	2012	2011
	(In thousands)
Impaired loans (1)	$7,644	$2,174	$71	$18

(1)	Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.
(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income related specifically to our impaired loans during the periods presented.

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

The estimated fair values of our financial instruments were as follows:

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$235,744	$223,372	$234,427	$224,395
Cash and cash equivalents	3,254	3,254	6,502	6,502
Restricted cash and cash equivalents	—	—	2,233	2,233

Liabilities:
SBIC debentures and structured notes payable	13,183	13,435	18,445	19,027
Secured borrowings - government guaranteed loans	37,846	37,846	32,546	32,546
Revolving credit facility	15,700	15,700	17,800	17,800
Junior subordinated notes	27,070	22,577	27,070	22,595

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans receivable, net: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates, prepayment tendencies and potential loan losses. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Reserves are established based on numerous factors including, but not limited to, the creditor’s payment history, collateral value, guarantor support, expected future cash flows and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

Cash and cash equivalents: The carrying amount is considered to be reasonable estimates of fair value due to the short maturity of these funds.

Restricted cash and cash equivalents: Restricted cash and cash equivalents were comprised of our collection and reserve accounts of the securitization. The carrying amount was considered to be a reasonable estimate of their fair value due to (1) the maturity of the collection account and (2) the reserve account was used in conjunction with the exercise of our “clean-up call” option. At March 31, 2012, we no longer have any restricted cash and cash equivalents.

SBIC debentures and structured notes payable and junior subordinated notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates, and remaining maturities. The structured notes payable were repaid on February 15, 2012.

Secured borrowings - government guaranteed loans: The estimated fair value approximates cost as the interest rates on these secured borrowings approximates current market interest rates.

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and was set in a third-party transaction.

Note 11. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $23.2 million at March 31, 2012, of which $12.2 million were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments are as follows:

Twelve Months Ending March 31,	Total
(In thousands)
2013	$165
2014	213
2015	200

$578

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employment Agreements

We have employment agreements with our executive officers for terms expiring December 31, 2014. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer.

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

The following discussion of our financial condition at March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Quarterly Update, Operating Results and Strategic Alternatives

Our income (loss) from continuing operations for the first quarter of 2012 was a loss of $6,000 compared to income of $1,124,000 ($0.11 per share) during the first quarter of 2011. Net income (loss) decreased to a loss of $155,000, ($0.01) per share, during the first quarter of 2012 compared to income of $916,000, or $0.09 per share, for the first quarter of 2011. The primary reason for the decrease in income (loss) from continuing operations and net income (loss) were costs of $850,000 related to the evaluation of strategic alternatives. Income from continuing operations and net income were $844,000 and $695,000, respectively, during the first quarter of 2012 before the impact of strategic alternative costs.

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board of Trust Managers (the “Board”) established a special committee of all of our independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. The special committee hired an investment advisory firm to assist it in such evaluation. There can be no assurance that this process will result in any transaction or, if a transaction is undertaken, its terms or timing.

During the three months ended March 31, 2012, we expensed $850,000 related to the evaluation of strategic alternatives consisting of $561,000 in legal fees, $136,000 in trust manager fees, $118,000 of due diligence costs and $35,000 of other expenses. On a cumulative basis, as of March 31, 2012, we have expensed $1,628,000 related to potential strategic alternatives consisting of $1,055,000 in legal fees, $289,000 in trust manager fees, $131,000 related to the investment advisor, $118,000 of due diligence costs and $35,000 of other expenses. During April 2012, we incurred an additional $400,000 related to the evaluation of strategic alternatives. We have and will continue to execute our present business strategy while the special committee conducts its review. The special committee has not set a definitive schedule to complete its evaluation and does not intend to disclose developments with respect to this evaluation unless and until the evaluation has been completed, unless otherwise determined by us or required by law.

In addition, our earnings continue to be negatively impacted by the deferral of gain recognition for accounting purposes on certain of our secondary market loan sales. During the first quarter of 2012, $562,000 of gains were deferred while $485,000 of gains were deferred during the first quarter of 2011. As of March 31, 2012, we have accumulated $2.9 million of deferred cash premiums (included in secured borrowings – government guaranteed loans) that will be amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance is fully amortized when the loan is repaid in full or charged-off.

During the three months ended March 31, 2012 we funded $10.7 million of loans. At March 31, 2012, our outstanding commitments to fund loans were $23.2 million which was an $8.9 million increase from our outstanding commitments at December 31, 2011. We expect that fundings during 2012 will be between $50 million and $60 million. During the first quarter of 2012 there was an increase in lending opportunities including an increase in opportunities that meet the criteria to be originated by our SBIC licensees.

The net loss we experienced for the three months ended March 31, 2012 is the first recorded net loss in the Company’s history. This loss resulted primarily from costs associated with evaluation of strategic alternatives and the decision by management to sell the guaranteed portion of the majority of our first quarter 2012 fully funded SBA 7(a) loans as hybrids (which defers gain recognition for accounting purposes and earns additional long-term servicing fees) versus solely for cash premiums (which allows for immediate income recognition of cash premiums). If costs continue to be incurred associated with evaluation of strategic alternatives at current or increased levels and/or management continues to sell the majority of our fully funded SBA 7(a) loans as hybrids versus solely for cash premiums, we could generate additional net losses in the future. In addition, a net loss negatively impacts our beneficiaries’ equity. Our revolving credit facility requires that we maintain a minimum beneficiaries’ equity of $142.0 million. Currently, our beneficiaries’ equity is $145.0 million. If we continue to incur losses, we may be required to reduce our dividend to maintain compliance with this covenant.

General Economic Environment

Commercial Real Estate and Lodging Industry

Economic conditions have subjected our borrowers to financial stress. The operations of the limited service hospitality properties collateralizing our loans were negatively impacted by the recent recessionary economic environment. As a result, we continue to experience issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals and extended interest only periods, lack of cash flow, shortage of funds for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises, deterioration of the physical property (our collateral) and declining property values. As a result, our litigation and foreclosure activity and related costs have increased.

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

There was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we will likely continue to experience a high level of expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, the holding periods for our REO have increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material.

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

Liquidity

Our $35 million unsecured revolving credit facility (the “Revolver”) matures on June 30, 2014 and has an interest rate of prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver will automatically increase by $5 million to $40 million on January 1, 2013 provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% on that date.

Secondary Market Loan Sales

We continue to focus on the origination of SBA 7(a) loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.

During the three months ended March 31, 2012, we sold $6.2 million of the guaranteed portion of SBA 7(a) loans for either (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 190 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales or hybrid”). For hybrid loan sales, gains are not recognized at the time of sale due to accounting rules. The cash premium will instead be amortized as a reduction to interest expense over the life of the loan. Our deferred cash premiums at March 31, 2012 total $2,860,000.

Our secondary market loan sale activity was as follows:

Three Months Ended March 31, 2012

		Cash
	Principal	Premium	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax
Cash premium	$1,257,750	$157,700	$112,900	$138,200
Hybrid	4,989,750	499,000	—	561,900

	$6,247,500	$656,700	$112,900	$700,100

Three Months Ended March 31, 2011

		Cash
	Principal	Premium	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax
Cash premium	$4,680,000	$448,900	$431,000	$491,700
Hybrid	3,785,900	378,600	—	484,700

	$8,465,900	$827,500	$431,000	$976,400

LOAN PORTFOLIO INFORMATION

Loan Activity

During the three months ended March 31, 2012 we funded $10.7 million of loans. At March 31, 2012, December 31, 2011 and March 31, 2011, our outstanding commitments to fund loans were $23.2 million, $14.3 million and $12.5 million, respectively. We expect that fundings during 2012 will be between $50 million and $60 million.

In addition to our retained portfolio of $237.8 million at March 31, 2012, we service $61.5 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales that have been accounted for as sales. In addition, due to a change in accounting rules, beginning January 1, 2010, the aggregate principal balance remaining on loans that were sold in structured loan sale transactions were consolidated and included in our retained portfolio. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

Information on our Aggregate Portfolio, including prepayments, was as follows:

	March 31,	December 31,
	2012	2011	2010	2009	2008	2007
	(Dollars in thousands)
Aggregate Portfolio (1)	$299,250	$297,453	$284,451	$273,687	$275,530	$326,368

Loans funded (2)	$10,731	$38,352	$38,440	$30,435	$34,587	$33,756

Prepayments (2)	$5,442	$10,352	$10,830	$12,795	$68,556	$84,137

% Prepayments (3)	7.3%	3.6%	4.0%	4.6%	21.0%	21.2%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.
(2)	During the years ended December 31 and the three months ended March 31, 2012.
(3)	Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the three months ended March 31, 2012, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

The following table summarizes our loan activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Loans receivable, net - beginning of year	$234,427	$233,218
Loans funded (1)	10,731	8,072
Principal reductions (1)	(8,997)	(7,541)
Other adjustments (2)	(417)	(306)

Loans receivable, net - end of period	$235,744	$233,443

(1)	See detailed information below.
(2)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans funded and principal reductions were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Loans Funded:
SBA 7(a) loans	$6,587	$7,866
Commercial mortgage loans	4,144	206

Total loans funded	$10,731	$8,072

Principal Reductions:
Scheduled principal payments	$2,880	$2,699
Prepayments	4,859	162
Proceeds from sale of SBA 7(a) guaranteed loans	1,258	4,680

Total principal reductions	$8,997	$7,541

Retained Portfolio

Our Retained Portfolio was comprised of the following:

	March 31, 2012			December 31, 2011
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate - LIBOR	$128,292	54.4%	4.5%	$132,596	56.6%	4.4%
Variable-rate - prime	62,093	26.4%	5.8%	57,338	24.4%	5.8%
Fixed-rate	45,359	19.2%	9.1%	44,493	19.0%	9.2%

	$235,744	100.0%	5.7%	$234,427	100.0%	5.6%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 0.24% and 0.18% during the three months ended March 31, 2012 and 2011, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, future losses may be substantial.

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

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	March 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$186,801	92.1%	$164,466	91.6%	$22,335	96.1%
OAEM	2,082	1.0%	1,950	1.1%	132	0.6%
Substandard	11,958	5.9%	11,739	6.5%	219	0.9%
Doubtful	1,993	1.0%	1,444	0.8%	549	2.4%

	$202,834	100.0%	$179,599	100.0%	$23,235	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Overview

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
	(Dollars in thousands)
Total revenues	$3,787	$4,056	$(269)	(6.6%)
Total expenses	$3,812	$2,907	$905	31.1%

Income (loss) from continuing operations	$(6)	$1,124	$(1,130)	(100.5%)
Net income (loss)	$(155)	$916	$(1,071)	(116.9%)

Revenues declined during the three months ended March 31, 2012 primarily due to a decrease in recognized premium income while our expenses increased during the three months ended March 31, 2012 primarily due to costs associated with evaluating strategic alternatives.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

We had a slight increase in interest income of $31,000 during the three months ended March 31, 2012 compared to the comparable period of 2011. Our weighted average loans receivable remained relatively constant at $234.7 million during the three months ended March 31, 2012 compared to $233.3 million during the three months ended March 31, 2011.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. We record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread. We sold less loans for solely cash premiums and the required 1% servicing spread during the three months ended March 31, 2012 than the comparable period of 2011.

Other income consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Servicing income	$125	$97
Retained interests in transferred assets	54	53
Loan related income - other	47	46
Prepayment fees	19	—
Other	30	62

	$275	$258

Interest Expense

Interest expense consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Secured borrowings	$280	$186
Junior subordinated notes	264	243
Debentures payable	171	122
Revolver	124	127
Structured notes payable	21	273
Other	23	22

	$883	$973

The weighted average cost of our funds decreased to 3.5% during the three months ended March 31, 2012 compared to 4.0% during the three months ended March 31, 2011.

Secured borrowings increase as we sell SBA 7(a) loans solely for excess servicing spreads. Interest expense on our secured borrowings will continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments. The weighted average balance outstanding on our secured borrowings was $35.3 million during three months ended March 31, 2012 compared to $23.8 million during the three months ended March 31, 2011.

The increase in interest expense on debentures payable is due to an increase in debentures outstanding. One of our SBICs issued $5.0 million in debentures in September 2011 at an interest rate of 2.877% plus an annual fee of 0.515%.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012; thus, we no longer have any structured notes payable outstanding.

Other Expenses

General and administrative expense decreased to $460,000 during the three months ended March 31, 2012 compared to $504,000 during the three months ended March 31, 2011 primarily due to a reduction in legal fees.

During the first quarter of 2012, we expensed $850,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs. As we continue to evaluate potential strategic alternatives, these fees and other related expenses will continue to be incurred and may increase.

Our provision for loan losses, net was $475,000 during the three months ended March 31, 2012 compared to $313,000 during the three months ended March 31, 2011. Our provision for loan losses primarily relates to limited service hospitality properties.

Discontinued Operations

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net operating losses	$(131)	$(210)
Gains on sales of real estate	—	2
Impairment losses	(18)	—

Discontinued operations	$(149)	$(208)

Our net operating losses from discontinued operations relate to the operations and holding costs of our REO. We expect these costs to continue until the properties are sold.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands)
Cash used in operating activities	$(3,097)	$(1,314)	$(1,783)
Cash provided by investing activities	4,049	3,184	865
Cash used in financing activities	(4,200)	(1,575)	(2,625)

Net cash flow	$(3,248)	$295	$(3,543)

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

The following reconciles net cash used in operating activities to Modified Cash:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(3,097)	$(1,314)
Change in operating assets and liabilities	211	850
Operating Loan Activity	3,528	2,018

Modified Cash	$642	$1,554

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the three months ended March 31, 2012 and 2011, dividend distributions were greater than our Modified Cash by $1,028,000 and $136,000, respectively. To the extent our operations include expenses related to the evaluation of strategic alternatives, the majority of these expenses are not currently expenses for tax purposes and are viewed as capital in nature by our Board. If we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use funds from the repayment of principal on loans receivable.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During the three months ended March 31, 2012 and 2011, the primary source of funds was principal collected on loans, net of loans funded of $1,794,000 and $1,487,000, respectively. We expect that this will continue to be our primary source of funds from investing activities. In addition, during the three months ended March 31, 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes. During the three months ended March 31, 2011, we received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised its fixed purchase option.

Based on our outstanding loan portfolio at March 31, 2012, our estimated collection of principal payments during the next twelve months are approximately $12.2 million. Of this, approximately $10.0 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $2.2 million would be used to repay secured borrowings and for working capital of our SBICs.

Financing Activities

We used funds from financing activities during the three months ended March 31, 2012 and 2011 primarily (1) to pay dividends of $1,670,000 and $1,690,000, respectively, and (2) for net repayment on our Revolver of $2,100,000 and $1,600,000, respectively. Proceeds from Secondary Market Loans Sales recorded as secured borrowings during the three months ended March 31, 2012 and 2011 were $4,989,000 and $3,786,000, respectively. In addition, we repaid structured notes of $5,264,000 during the three months of 2012 compared to $1,960,000 during the comparable period of 2011.

Sources and Uses of Funds

Liquidity Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes, including evaluation of strategic alternatives. Our primary sources of funds to meet our short-term liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, and (3) borrowings under the Revolver. We believe these sources of funds will be sufficient to meet our liquidity requirements in the short-term.

Our unsecured $35 million Revolver matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver is subject to increase on January 1, 2013 by $5 million to $40 million provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% on that date. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant ($142.0 million).

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

Sources of Funds

In general, we need liquidity to originate new loans and repay principal on our debt. Our operating revenues are typically utilized to pay our operating and other expenses, interest and dividends. We have been utilizing principal collections on loans receivable, proceeds from Secondary Market Loan Sales and borrowings under our Revolver as our primary sources of funds.

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

We have commitments from the SBA for the issuance of $10 million in SBIC debentures and anticipate drawing down these debentures, subject to SBA approval, during the third and/or fourth quarter of 2012. During the second quarter of 2012, we requested commitments from the SBA for additional debentures of $10 million which would be used to fund loans within our SBICs. There can be no assurance that these commitments will be approved.

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

The Revolver requires us to meet certain covenants. At March 31, 2012, we were in compliance with the covenants of this facility. Our most significant covenant is a minimum beneficiaries’ equity covenant ($142.0 million). While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. In addition, we use funds for operating deficits and holding costs of our REO and properties in the process of foreclosure and to evaluate strategic alternatives.

Our outstanding commitments to fund new loans were $23.2 million at March 31, 2012, of which $12.2 million were for prime-rate based loans to be originated under the SBA 7(a) program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be approximately $14.1 million related to these loans; however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2012, we anticipate loan fundings will range from $50 million to $60 million.

There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the three months ended March 31, 2012, the sources of funds for our dividend distributions of $1.7 million were Modified Cash of $0.6 million and principal collections on our loans receivable of $1.1 million.

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

We have a minimum beneficiaries’ equity covenant ($142.0 million) within our Revolver that may limit our ability to pay out returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid. Currently, our beneficiaries’ equity is $145.0 million. If we continue to incur losses, we may be required to reduce our dividend to maintain compliance with this covenant.

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

The following reconciles net income (loss) to REIT taxable income:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income (loss)	$(155)	$916
Book/tax differences:
Gains related to real estate	—	448
Strategic alternatives	850	—
Amortization and accretion	(157)	(16)
Loan valuation	405	188
Other, net	82	30

Subtotal	1,025	1,566
Adjustment for TRS net loss (income), net of tax	58	(28)

REIT taxable income	$1,083	$1,538

Distributions declared	$1,694	$1,691

Weighted average common shares outstanding	10,576	10,561

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and TRS’s taxable income (net of current income tax expense) is materially different than our net income (loss). The following table reconciles our net income (loss) to our Adjusted Taxable Income, Net of Current Tax Expense:

	Three Months Ended March 31, 2012
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net loss	$(155)	$(97)	$(58)
Book vs. tax timing differences	1,655	1,180	475 (1)

Taxable income	1,500	1,083	417
Special item (2)	(850)	(850)	—

Taxable Income, adjusted for special item	650	233	417
Current income tax expense	(142)	—	(142)

Adjusted Taxable Income, Net of Current Tax Expense	$508	$233	$275

	Three Months Ended March 31, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$916	$888	$28
Book vs. tax timing differences	1,220	650	570 (1)

Taxable income	2,136	1,538	598
Special item (3)	(448)	(448)	—

Taxable Income, adjusted for special item	1,688	1,090	598
Current income tax expense	(203)	—	(203)

Adjusted Taxable Income, Net of Current Tax Expense	$1,485	$1,090	$395

(1)	Includes $529,000 and $468,000 of timing differences during the three months ended March 31, 2012 and 2011, respectively, related to Secondary Market Loan Sales.
(2)	Timing difference related to currently non-deductible expenses related to strategic alternatives.
(3)	Recognition of deferred gain for tax purposes on a property previously owned by our off-balance sheet variable interest entity.

Adjusted Taxable Income, Net of Current Tax Expense is defined as reported net income (loss), adjusted for book versus tax timing differences and special items. Special items may include, but are not limited to, unusual and infrequent non-operating items. We use Adjusted Taxable Income, Net of Current Tax Expense to measure and evaluate our operations. We believe that the results provide a useful analysis of ongoing operating trends.

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our Retained Portfolio:

Provision for loan losses	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
	(In thousands)
As reported (1)	$482	$826	$378
Annual loan losses increase by 50 basis points (2)	729	1,860	641
Annual loan losses increase by 100 basis points (2)	975	2,894	904

(1)	Excludes reductions of loan losses.
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.

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

At March 31, 2012, our loans are 81% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $190.4 million of variable-rate loans at March 31, 2012. The estimated fair value of our variable-rate loans ($179.8 million at March 31, 2012) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.

We had $45.3 million and $44.5 million of fixed-rate loans at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At March 31, 2012 and December 31, 2011, we had $190.4 million and $189.9 million of variable-rate loans, respectively, and $80.6 million and $82.7 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($109.8 million and $107.2 million at March 31, 2012 and December 31, 2011, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings have been and are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at March 31, 2012 and December 31, 2011, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by $275,000 and $268,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.

DEBT

Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver and secured borrowings – government guaranteed loans. At both March 31, 2012 and December 31, 2011, $13.2 million of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2012, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $806,000. Our fixed-rate debt at March 31, 2012 was comprised of SBA debentures.

The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2012 and December 31, 2011:

	Twelve Month Periods Ending March 31,						Carrying	Fair
	2013	2014	2015	2016	2017	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,183	$4,000	$—	$—	$5,000	$13,183	$13,435

Variable-rate debt (LIBOR and prime based) (3) (4)	979	1,013	16,748	1,085	1,125	59,666	80,616	76,124

Totals	$979	$5,196	$20,748	$1,085	$1,125	$64,666	$93,799	$89,559

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2012 was 5.0%.
(3)	Principal payments on secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at March 31, 2012 was 3.4%.

	Years Ending December 31,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,181	$—	$4,000	$—	$5,000	$13,181	$13,763

Variable-rate debt (LIBOR and prime rate based) (3) (4)	6,104	869	18,697	929	961	55,120	82,680	78,205

Totals	$6,104	$5,050	$18,697	$4,929	$961	$60,120	$95,861	$91,968

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2011 was 5.0%.
(3)	Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. The repayment of the 2003 Joint Venture structured notes is shown in the year ending December 31, 2012 based on exercise of its “clean-up call” option on February 15, 2012.
(4)	The weighted average interest rate of our variable-rate debt at December 31, 2011 was 3.2%.

ITEM 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A. Exhibits

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1	(a) Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 5/10/12	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 5/10/12	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)