Form 10-Q
period 2012-06-30
PMC COMMERCIAL TRUST /TX
filed 2012-08-09
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One);

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the Registrant had outstanding 10,589,554 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$138,332	$133,327
SBIC commercial mortgage loans receivable	39,222	32,153
SBA 7(a) loans receivable, subject to secured borrowings	37,543	30,476
SBA 7(a) loans receivable	28,662	22,997
Commercial mortage loans receivable, subject to structured notes payable	—	15,474

Loans receivable, net	243,759	234,427
Real estate owned	2,539	1,259
Cash and cash equivalents	1,309	6,502
Restricted cash and cash equivalents	—	2,233
Other assets	7,246	6,826

Total assets	$254,853	$251,247

LIABILITIES AND EQUITY

Liabilities:
Debt:
Secured borrowings—government guaranteed loans	$40,213	$32,546
Junior subordinated notes	27,070	27,070
Revolving credit facility	21,000	17,800
SBIC debentures payable	13,187	13,181
Structured notes payable	—	5,264

Debt	101,470	95,861
Borrower advances	4,811	3,863
Accounts payable and accrued expenses	3,076	2,095
Dividends payable	1,717	1,692

Total liabilities	111,074	103,511

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,125,883 and 11,110,883 shares issued at June 30, 2012 and December 31, 2011, respectively; 10,589,554 and 10,574,554 shares outstanding at June 30, 2012 and December 31, 2011, respectively	111	111
Additional paid-in capital	153,041	152,934
Net unrealized appreciation of retained interests in transferred assets	288	394
Cumulative net income	175,526	176,096
Cumulative dividends	(181,186)	(177,798)

Beneficiaries’ equity before treasury stock	147,780	151,737

Less: Treasury stock; at cost, 536,329 shares at June 30, 2012 and December 31, 2011	(4,901)	(4,901)

Total beneficiaries’ equity	142,879	146,836

Noncontrolling interests—cumulative preferred stock of subsidiary	900	900

Total equity	143,779	147,736

Total liabilities and equity	$254,853	$251,247

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues:
Interest income	$6,831	$6,756	$3,433	$3,389
Premium income	391	559	278	128
Other income	529	588	253	330

Total revenues	7,751	7,903	3,964	3,847

Expenses:
Salaries and related benefits	2,259	2,216	1,115	1,099
Strategic alternatives	2,202	—	1,352	—
Interest	1,759	1,930	876	957
General and administrative	998	1,048	538	544
Provision for loan losses, net	593	379	118	66

Total expenses	7,811	5,573	3,999	2,666

Income (loss) before income tax benefit (provision) and discontinued operations	(60)	2,330	(35)	1,181
Income tax benefit (provision)	(39)	29	(58)	54

Income (loss) from continuing operations	(99)	2,359	(93)	1,235
Discontinued operations	(471)	(104)	(322)	104

Net income (loss)	$(570)	$2,255	$(415)	$1,339

Weighted average shares outstanding:
Basic	10,581	10,566	10,586	10,570

Diluted	10,599	10,621	10,607	10,626

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.22	$(0.01)	$0.12
Discontinued operations	(0.04)	(0.01)	(0.03)	0.01

Net income (loss)	$(0.05)	$0.21	$(0.04)	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Net income (loss)	$(570)	$2,255	$(415)	$1,339

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(40)	118	(31)	51
Net realized gains included in net income (loss)	(66)	(45)	(30)	(25)

Change in unrealized appreciation of retained interests in transferred assets	(106)	73	(61)	26

Comprehensive income (loss)	$(676)	$2,328	$(476)	$1,365

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Six Months Ended June 30, 2011
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2011	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560
Net unrealized appreciation	—	—	—	73	—	—	—	—	73
Share-based compensation expense	15,000	—	147	—	—	—	—	—	147
Dividends ($0.32 per share)	—	—	—	—	—	(3,383)	—	—	(3,383)
Net income	—	—	—	—	2,255	—	—	—	2,255

Balances, June 30, 2011	10,574,554	$111	$152,903	$349	$174,704	$(174,414)	$(4,901)	$900	$149,652

	Six Months Ended June 30, 2012
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2012	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736
Net unrealized depreciation	—	—	—	(106)	—	—	—	—	(106)
Share-based compensation expense	15,000	—	107	—	—	—	—	—	107
Dividends ($0.32 per share)	—	—	—	—	—	(3,388)	—	—	(3,388)
Net loss	—	—	—	—	(570)	—	—	—	(570)

Balances, June 30, 2012	10,589,554	$111	$153,041	$288	$175,526	$(181,186)	$(4,901)	$900	$143,779

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(570)	$2,255
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment losses	201	232
Net gains on sales of real estate	—	(570)
Deferred income taxes	(119)	(231)
Provision for loan losses, net	593	379
Unrealized premium adjustment	864	642
Amortization and accretion, net	(70)	(19)
Share-based compensation	107	147
Capitalized loan origination costs	(186)	(96)
Loans funded, held for sale	(13,564)	(10,743)
Proceeds from sale of guaranteed loans	4,181	6,015
Principal collected on loans	333	294
Loan fees remitted, net	(40)	(78)
Change in operating assets and liabilities:
Other assets	(446)	(533)
Borrower advances	948	178
Accounts payable and accrued expenses	787	(485)
Other liabilities	96	(32)

Net cash used in operating activities	(6,885)	(2,645)

Cash flows from investing activities:
Loans funded	(13,045)	(3,233)
Principal collected on loans	10,883	9,429
Principal collected on retained interests in transferred assets	56	70
Purchase of furniture and equipment	(11)	(31)
Proceeds from sales of real estate owned, net	—	111
Proceeds from unconsolidated subsidiary	—	1,373
Release of (investment in) restricted cash and cash equivalents	2,233	(1,425)

Net cash provided by investing activities	116	6,294

Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net	3,200	(1,000)
Payment of principal on structured notes payable	(5,264)	(2,705)
Proceeds from secured borrowings—government guaranteed loans	7,336	5,980
Payment of principal on secured borrowings—government guaranteed loans	(333)	(294)
Payment of borrowing costs	—	(182)
Payment of dividends	(3,363)	(3,381)

Net cash provided by (used in) financing activities	1,576	(1,582)

Net increase (decrease) in cash and cash equivalents	(5,193)	2,067
Cash and cash equivalents, beginning of year	6,502	2,642

Cash and cash equivalents, end of period	$1,309	$4,709

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation:

The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three and six months ended June 30, 2012 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 3. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial mortgage loans	$139,739	$134,835
SBIC commercial mortgage loans	39,524	32,416
SBA 7(a) loans, subject to secured borrowings	37,155	30,151
SBA 7(a) loans (1)	28,662	23,238
Commercial mortgage loans, subject to structured notes payable (2)	—	15,474

Total loans receivable	245,080	236,114
Adjusted by:
Deferred capitalized costs, net	285	125
Loan loss reserves	(1,606)	(1,812)

Loans receivable, net	$243,759	$234,427

(1)	At June 30, 2012, includes $5.4 million of the government guaranteed portion of certain SBA 7(a) loans which were held for sale. Of this, $3.3 million were sold during July 2012.
(2)	We repaid the structured notes on February 15, 2012.

Commercial mortgage loans

Represents the loans held by our parent company, PMC Commercial Trust.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of retained loan discounts of $1.6 million at both June 30, 2012 and December 31, 2011.

Commercial mortgage loans, subject to structured notes payable

Represented loans contributed to a special purpose entity in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable included these loans. The structured notes were repaid on February 15, 2012.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both June 30, 2012 and December 31, 2011, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At June 30, 2012 and December 31, 2011, 17% and 18%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at June 30, 2012 or December 31, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing 5% of our loans receivable at both June 30, 2012 and December 31, 2011. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Aging

The following tables represent an aging of our Loans Receivable Subject to Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal). Balances are prior to loan loss reserves and deferred capitalized costs, net.

June 30, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$206,108	99.1%	$177,805	99.2%	$28,303	98.7%
Between 30 and 59 days delinquent	—	—	—	—	—	—
Between 60 and 89 days delinquent	359	0.2%	—	—	359	1.3%
Over 89 days delinquent (2)	1,458	0.7%	1,458	0.8%	—	—

	$207,925	100.0%	$179,263	100.0%	$28,662	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which are current based on revised note terms.
(2)	Represents a loan on which the borrower filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceeding. The bankruptcy order was recently confirmed and the borrower is required to pay interest only on the loan until maturity.

December 31, 2011
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$202,217	98.2%	$179,497	98.2%	$22,720	97.7%
Between 30 and 59 days delinquent	1,224	0.6%	1,090	0.6%	134	0.6%
Between 60 and 89 days delinquent	696	0.3%	696	0.4%	—	—
Over 89 days delinquent (2)	1,826	0.9%	1,442	0.8%	384	1.7%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which are current based on revised note terms. Of these loans, $5.6 million are paying interest only.
(2)	Includes a $1.4 million loan on which the borrower filed for Chapter 11 Bankruptcy. We are classified as a secured creditor in the bankruptcy proceeding.

Loan Loss Reserves

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation within the next twelve months is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the financial strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

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

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	June 30, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$193,107	92.9%	$165,178	92.2%	$27,929	97.4%
OAEM	2,541	1.2%	2,408	1.3%	133	0.5%
Substandard	11,970	5.8%	11,677	6.5%	293	1.0%
Doubtful	307	0.1%	—	—	307	1.1%

	$207,925	100.0%	$179,263	100.0%	$28,662	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 0.41% and 0.25% during the six months ended June 30, 2012 and 2011, respectively. The increase is primarily related to a commercial mortgage loan collateralized by a limited service hospitality property. We foreclosed on the underlying collateral during May 2012. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The activity in our loan loss reserves was as follows:

	Six Months Ended June 30, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	816	726	90
Reduction of loan losses	(223)	(194)	(29)
Principal balances written-off	(799)	(627)	(172)

Balance, end of period	$1,606	$1,234	$372

Principal balances written-off for commercial mortgage loans represents the realized loss on a loan collateralized by a limited service hospitality property. We foreclosed on the underlying collateral during May 2012.

	Six Months Ended June 30, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306
Provision for loan losses	520	332	188
Reduction of loan losses	(141)	(118)	(23)
Principal balances written-off	(128)	—	(128)

Balance, end of period	$1,860	$1,517	$343

Information on those loans considered to be impaired loans was as follows:

	June 30, 2012			December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$7,222	$7,047	$175	$7,411	$7,027	$384
Impaired loans expected to be fully recoverable (1)	802	678	124	846	689	157

Total impaired loans (2)	$8,024	$7,725	$299	$8,257	$7,716	$541

Loan loss reserves	$213	$185	$28	$563	$372	$191

(1)	Balances represent our recorded investment and includes loans classified as troubled debt restructurings.
(2)	The unpaid principal balance of our impaired commercial loans was $7,955,000 and $7,940,000 at June 30, 2012 and December 31, 2011, respectively. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $305,000 and $593,000 at June 30, 2012 and December 31, 2011, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,221	$7,731	$490	$2,646	$2,061	$585

Interest income on impaired loans	$98	$96	$2	$2	$—	$2

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,237	$7,726	$511	$2,548	$2,059	$489

Interest income on impaired loans	$187	$182	$5	$4	$—	$4

Our recorded investment in Non-Accrual Loans at June 30, 2012 of $2,456,000 was comprised of $1,002,000 of SBA 7(a) loans and $1,454,000 of commercial mortgage loans. Included within non-accrual SBA 7(a) loans at June 30, 2012 is the government guaranteed portion of a loan of $634,000 (i.e., the loan has a related secured borrowing as it was sold as a hybrid) on which we have no loss exposure. Our recorded investment in Non-Accrual Loans at December 31, 2011 of $1,820,000 was comprised of $384,000 of SBA 7(a) loans and $1,436,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at June 30, 2012 or December 31, 2011.

Information on our troubled debt restructurings which consisted of five commercial mortgage loans was as follows at June 30, 2012:

	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$7,047	$7,220
Troubled debt restructurings without reserves	678	735

Total troubled debt restructurings	$7,725	$7,955

Loan loss reserves	$185

The modifications were primarily extended interest only periods; however, for two loans the borrowers filed Chapter 11 Bankruptcy and the plan was confirmed with modified terms including extended interest only and amortization periods. In addition, the interest rate was reduced on one of the commercial mortgage loans with an extended interest only period.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Other Assets:

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred tax asset, net	$1,528	$1,409
Deferred borrowing costs, net	1,103	1,128
Servicing asset, net	1,011	979
Retained interests in transferred assets	834	996
Investment in variable interest entity	828	820
Interest receivable	688	710
Prepaid expenses and deposits	396	303
Other	858	481

	$7,246	$6,826

Note 5. Debt:

Information on our debt was as follows:

	Carrying Value (1)		Weighted Average Coupon Rate at
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Dollars in thousands, except footnotes)
Secured borrowings—government guaranteed loans:
Loans sold for a premium and excess spread	$34,301	$26,569	3.74%	3.77%
Loans sold for excess spread	5,912	5,977	1.58%	1.58%

	40,213	32,546

Junior subordinated notes	27,070	27,070	3.72%	3.62%
Revolving credit facility	21,000	17,800	2.51%	2.47%
Debentures payable	13,187	13,181	4.99%	4.99%
Structured notes payable (2)	—	5,264	N/A	3.08%

Debt	$101,470	$95,861

(1) The face amount of debt as of June 30, 2012 and December 31, 2011 was $101,473,000 and $95,870,000, respectively.

(2) We repaid the structured notes on February 15, 2012.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments on our debt at June 30, 2012 were as follows:

Twelve Months Ending June 30,	Total	Secured borrowings (1)	All other debt (2)
		(In thousands)
2013	$1,046	$1,046	$—
2014	5,273	1,083	4,190
2015	26,120	1,120	25,000
2016	1,160	1,160	—
2017	1,202	1,202	—
Thereafter	66,672	34,602	32,070

	$101,473	$40,213	$61,260

(1)	Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the loans underlying them.
(2)	Represents the revolving credit facility, junior subordinated notes and debentures payable.

Note 6. Share-Based Compensation Plans:

We granted 30,000 option awards on June 8, 2012 at an exercise price of $7.80 (the then current market price). The fair value of this option award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Assumption
Expected Term (years)	3.0
Risk-Free Interest Rate	0.39%
Expected Dividend Yield	8.21%
Expected Volatility	21.12%
Expected Forfeiture Rate	1.0%

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $12,000 during the three and six months ended June 30, 2012 related to this option grant. We granted 27,000 option awards on June 10, 2011 at an exercise price of $8.75 (the then current market price) and recorded compensation expense of $30,000 during the three and six months ended June 30, 2011.

We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 8, 2012 at the then current market price of the shares of $7.80. We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 10, 2011 at the then current market price of the shares of $8.75. These shares vested immediately upon issuance. We recorded compensation expense of $39,000 during the three and six months ended June 30, 2012 and $44,000 during the three and six months ended June 30, 2011 related to these shares.

We issued an aggregate of 10,000 restricted shares to executive officers on March 12, 2012 at the then current market price of the shares of $7.27 (the closing price on March 9, 2012). We issued an aggregate of 10,000 restricted shares to executive officers on March 13, 2011 at the then current market price of the shares of $8.72. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

periods. We recorded compensation expense of $16,000 and $24,000 during the three months ended June 30, 2012 and 2011, respectively, and $56,000 and $73,000 during the six months ended June 30, 2012 and 2011, respectively, related to these restricted shares. As of June 30, 2012, there was $46,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

Note 7. Other Income:

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Servicing income	$113	$103	$238	$200
Retained interests in transferred assets	51	53	105	106
Loan related income—other	63	46	110	92
Prepayment fees	—	110	19	110
Other	26	18	57	80

	$253	$330	$529	$588

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

Note 9. Discontinued Operations:

Discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net gains on sales of real estate	$—	$568	$—	$570
Net operating losses	(139)	(232)	(270)	(442)
Impairment losses	(183)	(232)	(201)	(232)

Discontinued operations	$(322)	$104	$(471)	$(104)

Net operating losses from discontinued operations relate to the operations and holding costs of our real estate owned. We foreclosed on the underlying collateral (limited service hospitality properties) of two loans during the second quarter of 2012. The estimated fair value of the collateral, based on an expectation of the estimated fair value at the time of foreclosure was $1,481,000.

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

Impairment losses represent declines in the estimated fair value of our real estate owned subsequent to initial valuation. Impairment losses during the three and six months ended June 30, 2012 primarily relate to a retail establishment.

We have contracts for sale on our four hospitality properties included in real estate owned. Deposits have been received on all of these contracts for sale. We expect that these sales will close during the third and fourth quarters of 2012. Of these, two are for cash proceeds and the remainder are for a combination of cash proceeds and financing by PMC Commercial.

Note 10. Earnings (Loss) Per Share (“EPS”):

The computations of basic EPS are based on our weighted average shares outstanding. During the three and six months ended June 30, 2012, the weighted average shares outstanding were increased by 21,000 and 18,000 shares, respectively, to reflect the dilutive effect of stock options. During the three and six months ended June 30, 2011, the weighted average shares outstanding were increased by 55,000 shares to reflect the dilutive effect of stock options.

Not included in the computation of diluted EPS were outstanding options to purchase 69,000 and 39,000 common shares during the three and six months ended June 30, 2012 and 2011, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 11. Fair Value Measurements:

For impaired loans measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 and 2011, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at June 30,		Provision for (Reduction of) Loan Losses Six Months Ended June 30, (2)
	2012	2011	2012	2011
	(In thousands)
Impaired loans (1)	$7,811	$2,269	$(159)	$124

(1)	Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.
(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income (loss) related specifically to our impaired loans during the periods presented.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is activity for our real estate owned:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Value—beginning of year	$1,259	$3,477
Foreclosures	1,481	—
Sales	—	(1,331)
Impairment losses	(201)	(232)

Value—end of period	$2,539	$1,914

The estimated fair values of our financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Loans receivable, net	$243,759	$227,918	$234,427	$224,395
Cash and cash equivalents	1,309	1,309	6,502	6,502
Restricted cash and cash equivalents	—	—	2,233	2,233
Liabilities:
SBIC debentures and structured notes payable	13,187	13,764	18,445	19,027
Secured borrowings—government guaranteed loans	40,213	40,213	32,546	32,546
Revolving credit facility	21,000	21,000	17,800	17,800
Junior subordinated notes	27,070	22,597	27,070	22,595

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted cash and cash equivalents: Restricted cash and cash equivalents were comprised of the collection and reserve accounts of the securitization. The carrying amount was considered to be a reasonable estimate of their fair value due to (1) the maturity of the collection account and (2) the reserve account was used in conjunction with the exercise of our “clean-up call” option. At June 30, 2012, we no longer have any restricted cash and cash equivalents.

SBIC debentures and structured notes payable and junior subordinated notes: The estimated fair value is based on a present value calculation based on management’s estimate of prices of the same or similar instruments after considering market risks, current interest rates, and remaining maturities. The structured notes payable were repaid on February 15, 2012.

Secured borrowings—government guaranteed loans: The estimated fair value approximates cost as the interest rates on these secured borrowings approximates current market interest rates.

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and was set in a third-party transaction.

Note 12. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $22.3 million at June 30, 2012, of which $15.1 million were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments are as follows:

Twelve Months Ending June 30,	Total
(In thousands)
2013	$208
2014	214
2015	146

$568

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

The following discussion of our financial condition at June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Operating Results and Strategic Alternatives

We incurred a loss from continuing operations for the first six months of 2012 of $99,000 (($0.01) per share) compared to income from continuing operations of $2,359,000 or $0.22 per share, during the first six months of 2011. Net income (loss) decreased to a loss of $570,000 (($0.05) per share), during the first six months of 2012 compared to net income of $2,255,000, or $0.21 per share, for the first six months of 2011. The primary reason for the decrease in income (loss) from continuing operations and net income (loss) were costs of $2,202,000 related to the evaluation of strategic alternatives. Income from continuing operations and net income were $2,103,000 and $1,632,000, respectively, during the first six months of 2012 before the impact of strategic alternative costs.

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

During the six months ended June 30, 2012, we expensed $2,202,000 related to the evaluation of strategic alternatives consisting of $1,391,000 in legal fees, $226,000 in trust manager fees, $432,000 of due diligence costs, $135,000 of investment advisory fees and $18,000 of other expenses. On a cumulative basis, as of June 30, 2012, we have expensed $2,981,000 related to potential strategic alternatives consisting of $1,886,000 in legal fees, $379,000 in trust manager fees, $266,000 of investment advisory fees, $432,000 of due diligence costs and $18,000 of other expenses. During July 2012, we incurred an additional $600,000 related to the evaluation of strategic alternatives. We have and will continue to execute our present business strategy while the special committee conducts its review. The special committee has not set a definitive schedule to complete its evaluation and does not intend to disclose developments with respect to this evaluation unless and until the evaluation has been completed, unless otherwise determined by us or required by law.

In addition, our earnings continue to be negatively impacted by the deferral of gain recognition for accounting purposes on certain of our secondary market loan sales due to the decision by management to sell the guaranteed portion of a significant number of our fully funded SBA 7(a) loans as hybrids (which defers gain recognition for accounting purposes and earns additional long-term servicing fees) versus solely for cash premiums (which allows for immediate income recognition of cash premiums). As of June 30, 2012, we have accumulated $3,058,000 of deferred cash premiums (included in secured borrowings – government guaranteed loans) that will be amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance is fully amortized when the loan is repaid in full or charged-off.

During the six months ended June 30, 2012 we funded $26.6 million of loans which is an increase of 90% over fundings during the six months ended June 30, 2011. At June 30, 2012, our outstanding commitments to fund loans were $22.3 million. We expect that fundings during 2012 will be between $50 million and $60 million. During 2012 there was an increase in lending opportunities including an increase in opportunities that meet the criteria to be originated by our SBIC licensees.

The net losses we experienced during 2012 are the first recorded net losses in the Company’s history. These losses resulted primarily from costs associated with evaluation of strategic alternatives. If costs continue to be incurred associated with evaluation of strategic alternatives at current or increased levels, we could generate additional net losses in the future.

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

As part of our efforts to assist those borrowers who are experiencing negative cash flows, we temporarily or permanently modified the terms of certain loans receivable, including allowing reduced payments. We are not yet able to determine if these concessions were, or will be, sufficient to improve these borrowers’ cash flows such that future modifications will not be necessary. We believe that economic conditions are improving, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow has not been sufficient to cover their debt service to continue to be able to make payments in accordance with their loan documents without capital investment.

There was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we will likely continue to experience a high level of expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, the holding periods (and related holding costs) for our REO have increased. The lagging impact of the adverse economic conditions has had and may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material.

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

Secondary Market Loan Sales

We continue to focus on the origination of SBA 7(a) loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) program to originate small business loans, primarily secured by real estate. The SBA guaranteed portions of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded.

During the six months ended June 30, 2012, we sold $11.5 million of the guaranteed portion of SBA 7(a) loans for either (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 186 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales or hybrid”). For hybrid loan sales, gains are not recognized at the time of sale due to accounting rules. The cash premium is instead amortized as a reduction to interest expense over the life of the loan.

Our secondary market loan sale activity was as follows:

Six Months Ended June 30, 2012

	Principal Sold	Cash Premium Received	Gain Recognized Upon Sale

Type of Sale			Book	Tax
Cash premium	$4,180,000	$521,000	$391,000	$457,000
Hybrid	7,337,000	734,000	—	844,000

	$11,517,000	$1,255,000	$391,000	$1,301,000

Six Months Ended June 30, 2011

	Principal Sold	Cash Premium Received	Gain Recognized Upon Sale

Type of Sale			Book	Tax
Cash premium	$6,015,000	$603,000	$559,000	$627,000
Hybrid	5,980,000	598,000	—	730,000

	$11,995,000	$1,201,000	$559,000	$1,357,000

LOAN PORTFOLIO INFORMATION

Loan Activity

During the six months ended June 30, 2012 we funded $26.6 million of loans. At June 30, 2012, December 31, 2011 and June 30, 2011, our outstanding commitments to fund loans were $22.3 million, $14.3 million and $18.7 million, respectively. We expect that fundings during 2012 will be between $50 million and $60 million.

In addition to our retained portfolio of $245.1 million at June 30, 2012, we service $61.2 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales that have been accounted for as sales. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

Information on our Aggregate Portfolio, including prepayments, was as follows:

	June 30, 2012	December 31,
		2011	2010	2009	2008	2007
	(Dollars in thousands)
Aggregate Portfolio (1)	$306,347	$297,453	$284,451	$273,687	$275,530	$326,368
Loans funded (2)	$26,609	$38,352	$38,440	$30,435	$34,587	$33,756
Prepayments (2)	$6,903	$10,352	$10,830	$12,795	$68,556	$84,137
% Prepayments (3)	4.6%	3.6%	4.0%	4.6%	21.0%	21.2%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.
(2)	During the years ended December 31 and the six months ended June 30, 2012.
(3)	Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the six months ended June 30, 2012, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

The following table summarizes our loan activity for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Loans receivable, net—beginning of year	$234,427	$233,218
Loans originated (1)	26,609	15,148
Principal reductions (1)	(15,397)	(15,738)
Reclassifications to REO	(1,481)	—
Other adjustments (2)	(399)	(336)

Loans receivable, net—end of period	$243,759	$232,292

(1)	See detailed information below.
(2)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans originated and principal reductions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) loans	$11,498	$5,074	$18,085	$12,940
Commercial mortgage loans	4,380	830	8,524	1,036

Total loans funded	15,878	5,904	26,609	13,976

Other Loan Transactions:
Loan originated to facilitate sale of real estate owned	—	1,172	—	1,172

Total loans originated	$15,878	$7,076	$26,609	$15,148

Principal Reductions:
Scheduled principal payments	$3,115	$2,894	$5,995	$5,593
Prepayments	362	3,968	5,221	4,130
Proceeds from sale of SBA 7(a) guaranteed loans	2,923	1,335	4,181	6,015

Total principal reductions	$6,400	$8,197	$15,397	$15,738

Retained Portfolio

Our Retained Portfolio was comprised of the following:

	June 30, 2012			December 31, 2011
	Retained Portfolio		Weighted Average Interest	Retained Portfolio		Weighted Average Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate—LIBOR	$126,979	52.1%	4.4%	$132,596	56.6%	4.4%
Variable-rate—prime	70,019	28.7%	5.9%	57,338	24.4%	5.8%
Fixed-rate	46,761	19.2%	9.0%	44,493	19.0%	9.2%

	$243,759	100.0%	5.7%	$234,427	100.0%	5.6%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 0.41% and 0.25% during the six months ended June 30, 2012 and 2011, respectively. The increase is primarily related to a commercial mortgage loan collateralized by a limited service hospitality property. We foreclosed on the underlying collateral during May 2012. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, future losses may be substantial.

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

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	June 30, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$193,107	92.9%	$165,178	92.2%	$27,929	97.4%
OAEM	2,541	1.2%	2,408	1.3%	133	0.5%
Substandard	11,970	5.8%	11,677	6.5%	293	1.0%
Doubtful	307	0.1%	—	—	307	1.1%

	$207,925	100.0%	$179,263	100.0%	$28,662	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. We do not currently have any loans in the process of foreclosure.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Overview

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(In thousands)
Total revenues	$3,964	$3,847	$117	3.0%
Total expenses	$3,999	$2,666	$1,333	50.0%
Income (loss) from continuing operations	$(93)	$1,235	$(1,328)	(107.5%)
Net income (loss)	$(415)	$1,339	$(1,754)	(131.0%)

Our expenses increased during the three months ended June 30, 2012 primarily due to costs associated with evaluating strategic alternatives of $1.4 million. In addition, included in discontinued operations during the three months ended June 30, 2011 were the remainder of our previously deferred gains of $683,000 from property sales were financed. There were no net gains on sales of real estate during the three months ended June 30, 2012.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

We had a slight increase in interest income during the three months ended June 30, 2012 of $44,000 (1.3%) compared to the comparable period of 2011. Our weighted average loans receivable increased to $238.4 million during the three months ended June 30, 2012 compared to $232.4 million during the three months ended June 30, 2011.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. We record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread. We sold more loans for solely cash premiums and the required 1% servicing spread during the three months ended June 30, 2012 than the comparable period of 2011.

Other income consisted of the following:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Servicing income	$113	$103
Retained interests in transferred assets	51	53
Loan related income—other	63	46
Prepayment fees	—	110
Other	26	18

	$253	$330

Interest Expense

Interest expense consisted of the following:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Secured borrowings	$305	$200
Junior subordinated notes	258	246
Debentures payable	174	124
Revolver	116	111
Structured notes payable	—	253
Other	23	23

	$876	$957

The weighted average cost of our funds decreased to 3.6% during the three months ended June 30, 2012 compared to 3.9% during the three months ended June 30, 2011.

Secured borrowings increase as we sell SBA 7(a) loans solely for excess servicing spreads. Interest expense on our secured borrowings will likely continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $39.0 million during three months ended June 30, 2012 compared to $27.0 million during the three months ended June 30, 2011. Offsetting interest expense on secured borrowings is amortization of cash premiums of hybrids of $37,000 and $23,000 during the three months ended June 30, 2012 and 2011, respectively.

The increase in interest expense on debentures payable is due to an increase in debentures outstanding. One of our SBICs issued $5.0 million in debentures in September 2011 at an interest rate of 2.877% plus an annual fee of 0.515%.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of the notes. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012; thus, we no longer have any structured notes payable outstanding.

Other Expenses

During the second quarter of 2012, we expensed $1,352,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs. As we continue to evaluate potential strategic alternatives, these fees and other related expenses will continue to be incurred and may increase.

Our provision for loan losses, net was $118,000 during the three months ended June 30, 2012 compared to $66,000 during the three months ended June 30, 2011. Our provision for loan losses primarily relates to limited service hospitality properties. The lagging impact of the adverse economic conditions has had and may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.

Discontinued Operations

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Net operating losses	$(139)	$(232)
Net gains on sales of real estate	—	568
Impairment losses	(183)	(232)

Discontinued operations	$(322)	$104

Our net operating losses from discontinued operations relate to the operations and holding costs of our REO. We expect these costs to continue until the properties are sold. We have contracts for sale on our four hospitality properties included in REO and expect these sales to close during the third and fourth quarters of 2012.

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

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during the three months ended June 30, 2012 relate primarily to a retail establishment.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Overview

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(In thousands)
Total revenues	$7,751	$7,903	$(152)	(1.9%)
Total expenses	$7,811	$5,573	$2,238	40.2%

Income (loss) from continuing operations	$(99)	$2,359	$(2,458)	(104.2%)
Net income (loss)	$(570)	$2,255	$(2,825)	(125.3%)

Revenues declined during the six months ended June 30, 2012 primarily due to a decrease in recognized premium income while our expenses increased during the six months ended June 30, 2012 primarily due to costs associated with evaluating strategic alternatives of $2.2 million. In addition, included in discontinued operations during the six months ended June 30, 2011 were the remainder of our previously deferred gains of $685,000 from property sales we financed. There were no net gains on sales of real estate during the six months ended June 30, 2012.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

We had an increase in interest income of $75,000 (1.1%) during the six months ended June 30, 2012 compared to the comparable period of 2011. Our weighted average loans receivable increased to $236.6 million during the six months ended June 30, 2012 compared to $232.8 million during the six months ended June 30, 2011. At June 30, 2012, 52% of our loans had variable interest rates based on LIBOR. The average base LIBOR increased from 0.30% during the six months ended June 30, 2011 to 0.47% during the six months ended June 30, 2012. In addition, our weighted average interest rate on our retained portfolio increased from 5.6% at December 31, 2011 to 5.7% at June 30, 2012.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. We record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread. We sold less loans for solely cash premiums and the required 1% servicing spread during the six months ended June 30, 2012 than the comparable period of 2011.

Other income consisted of the following:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Servicing income	$238	$200
Retained interests in transferred assets	105	106
Loan related income—other	110	92
Prepayment fees	19	110
Other	57	80

	$529	$588

Interest Expense

Interest expense consisted of the following:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Secured borrowings	$585	$386
Junior subordinated notes	522	489
Debentures payable	345	246
Revolver	240	238
Structured notes payable	21	526
Other	46	45

	$1,759	$1,930

The weighted average cost of our funds decreased to 3.5% during the six months ended June 30, 2012 compared to 3.9% during the six months ended June 30, 2011.

Secured borrowings increase as we sell SBA 7(a) loans solely for excess servicing spreads. Interest expense on our secured borrowings will likely continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $36.9 million during six months ended June 30, 2012 compared to $25.2 million during the six months ended June 30, 2011. Offsetting interest expense on secured borrowings is amortization of cash premiums of hybrids of $70,000 and $40,000 during the six months ended June 30, 2012 and 2011, respectively.

The increase in interest expense on debentures payable is due to an increase in debentures outstanding. One of our SBICs issued $5.0 million in debentures in September 2011 at an interest rate of 2.877% plus an annual fee of 0.515%.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of the notes. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012; thus, we no longer have any structured notes payable outstanding.

Other Expenses

General and administrative expense decreased $50,000 (4.8%) during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a reduction in costs associated with properties currently in the process of foreclosure. At June 30, 2012, we do not have any properties in the process of foreclosure.

During the six months ended June 30, 2012, we expensed $2,202,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs. As we continue to evaluate potential strategic alternatives, these fees and other related expenses will continue to be incurred and may increase.

Our provision for loan losses, net was $593,000 during the six months ended June 30, 2012 compared to $379,000 during the six months ended June 30, 2011. Our provision for loan losses primarily relates to limited service hospitality properties. Historically, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience an increase in credit losses. In addition, due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions has had and may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.

Discontinued Operations

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net operating losses	$(270)	$(442)
Net gains on sales of real estate	—	570
Impairment losses	(201)	(232)

Discontinued operations	$(471)	$(104)

Our net operating losses from discontinued operations relate to the operations and holding costs of our REO. We expect these costs to continue until the properties are sold. We have contracts for sale on our four hospitality properties included in REO and expect these sales to close during the third and fourth quarters of 2012.

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

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during the six months ended June 30, 2012 relate primarily to a retail establishment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Six Months Ended June 30,		Change
	2012	2011
	(In thousands)
Net cash used in operating activities	$(6,885)	$(2,645)	$(4,240)
Net cash provided by investing activities	116	6,294	(6,178)
Net cash provided by (used in) financing activities	1,576	(1,582)	3,158

Net cash flow	$(5,193)	$2,067	$(7,260)

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

The following reconciles net cash used in operating activities to Modified Cash:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(6,885)	$(2,645)
Change in operating assets and liabilities	(1,385)	872
Operating Loan Activity	9,050	4,434

Modified Cash	$780	$2,661

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the six months ended June 30, 2012 and 2011, dividend distributions were greater than our Modified Cash by $2,583,000 and $720,000, respectively. To the extent our operations include expenses related to the evaluation of strategic alternatives, the majority of these expenses are not currently expenses for tax purposes and are viewed as capital in nature by our Board. Our Modified Cash, after adjusting for expenses related to the evaluation of strategic alternatives which were paid prior to June 30, 2012 was $2,302,000 for the six months ended June 30, 2012. Dividend distributions were greater than our Modified Cash, adjusted by these cash expenses related to the evaluation of strategic alternatives by $1,061,000 during the six months ended June 30, 2012. If we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use available funds from the repayment of principal on loans receivable.

At June 30, 2012, we had $5.4 million of the government guaranteed portion of certain SBA 7(a) loans held for sale. During July 2012, we sold $3.3 million of these government guaranteed portions of loans and received cash premiums of $433,000.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During the six months ended June 30, 2012, the primary use of funds was loans funded, net of principal collected on loans of $2,162,000 while during the six months ended June 30, 2011, the primary source of funds was principal collected on loans, net of loans funded of $6,196,000. This change was primarily due to an increase in loans funded included in investing activities of $9,812,000. We expect that principal collections on our loans will continue to be our primary source of funds from investing activities. In addition, during the six months ended June 30, 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes. During the six months ended June 30, 2011, we received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised its fixed purchase option.

Based on our outstanding loan portfolio at June 30, 2012, our estimated collection of principal payments during the next twelve months are approximately $13.1 million. Of this, approximately $10.7 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $2.4 million would be used to repay secured borrowings and for obligations of our SBICs.

Financing Activities

We used funds from financing activities during the six months ended June 30, 2012 and 2011 primarily (1) to pay dividends of $3,363,000 and $3,381,000, respectively, and (2) for net repayment on our Revolver of $1,000,000 during the six months ended June 30, 2011. We received net proceeds from our Revolver of $3,200,000 during the six months ended June 30, 2012. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during the six months ended June 30, 2012 and 2011 were $7,336,000 and $5,980,000, respectively. If we continue to sell the guaranteed portion of SBA 7(a) loans as hybrids, proceeds from Secondary Market Loan Sales may increase. In addition, we repaid structured notes of $5,264,000 during the six months of 2012 compared to $2,705,000 during the comparable period of 2011.

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

Our unsecured $35 million Revolver matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver is subject to increase on January 1, 2013 by $5 million to $40 million provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% on that date. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant. During June 2012, we amended our Revolver to reduce the minimum beneficiaries’ equity covenant from $142.0 million to $139.5 million from June 15 to June 30, 2012; $137.0 million from July 1 to September 30, 2012; $134.5 million from October 1 to December 31, 2012 and $132.0 million from January 1, 2013 and thereafter.

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

If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due and terminate commitments thereunder to satisfy any balance outstanding and due pursuant to the Revolver. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders. In the event of a default on our Revolver, we will rely on Modified Cash, available principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements.

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

Our Revolver, which currently has aggregate availability of $35 million, matures June 30, 2014. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all. The Revolver requires us to meet certain covenants. At June 30, 2012, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

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

As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2012, we anticipate that our Modified Cash will be utilized to fund a portion of our expected 2012 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. In addition, we use funds for operating deficits and holding costs of our REO and to evaluate strategic alternatives.

Our outstanding commitments to fund new loans were $22.3 million at June 30, 2012, of which $15.1 million were for prime-rate based loans to be originated under the SBA 7(a) program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be $11.0 million related to these loans; however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2012, we anticipate loan fundings will range from $50 million to $60 million.

There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the six months ended June 30, 2012, the sources of funds for our dividend distributions of $3.4 million were Modified Cash of $0.8 million and principal collections on our loans receivable of $2.6 million.

SEASONALITY

Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise in the winter months due primarily to reductions in business travel and consumer vacations.

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

We have a minimum beneficiaries’ equity covenant within our Revolver that may limit our ability to pay out returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid. During June 2012, we amended our Revolver to reduce the minimum beneficiaries’ equity covenant from $142.0 million to $139.5 million from June 15 to June 30, 2012; $137.0 million from July 1 to September 30, 2012; $134.5 million from October 1 to December 31, 2012 and $132.0 million from January 1, 2013 and thereafter.

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

The following reconciles net income (loss) to REIT taxable income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(415)	$1,339	$(570)	$2,255
Book/tax differences:
Gains related to real estate	—	(683)	—	(235)
Strategic alternatives	1,352	—	2,202	—
Amortization and accretion	(12)	(17)	(169)	(33)
Loan valuation	(494)	(41)	(89)	147
Impairment losses	167	209	167	209
Other, net	78	4	160	34

Subtotal	676	811	1,701	2,377
Adjustment for TRS net loss (income), net of tax	(89)	128	(30)	100

REIT taxable income	$587	$939	$1,671	$2,477

Distributions declared	$1,694	$1,692	$3,388	$3,383

Weighted average common shares outstanding	10,586	10,570	10,581	10,566

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and TRS’s taxable income (net of current income tax expense) is materially different than our net income (loss). The following table reconciles our net income (loss) to our Adjusted Taxable Income (Loss), Net of Current Tax Expense:

	Six Months Ended June 30, 2012
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$(570)	$(600)	$30
Book versus tax timing differences	2,704	2,271	433 (1)

Taxable income	2,134	1,671	463
Special item (2)	(2,202)	(2,202)	—

Taxable Income (Loss), adjusted for special item	(68)	(531)	463
Current income tax expense	(158)	—	(158)

Adjusted Taxable Income (Loss), Net of Current Tax Expense	$(226)	$(531)	$305

	Six Months Ended June 30, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$2,255	$2,355	$(100)
Book versus tax timing differences	815	122	693 (1)

Taxable income	3,070	2,477	593
Special item (3)	(448)	(448)	—

Taxable Income, adjusted for special item	2,622	2,029	593
Current income tax expense	(202)	—	(202)

Adjusted Taxable Income, Net of Current Tax Expense	$2,420	$2,029	$391

(1)	Includes $775,000 and $690,000 of timing differences during the six months ended June 30, 2012 and 2011, respectively, related to Secondary Market Loan Sales.
(2)	Timing difference related to currently non-deductible expenses related to strategic alternatives.
(3)	Recognition of deferred gain for tax purposes on a property previously owned by our off-balance sheet variable interest entity.

Adjusted Taxable Income (Loss), Net of Current Tax Expense is defined as reported net income (loss), adjusted for book versus tax timing differences and special items. Special items may include, but are not limited to, unusual and infrequent non-operating items. We use Adjusted Taxable Income (Loss), Net of Current Tax Expense to measure and evaluate our operations. We believe that the results provide a useful analysis of ongoing operating trends.

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our retained portfolio:

Provision for loan losses	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
	(In thousands)
As reported (1)	$816	$826	$520
Annual loan losses increase by 50 basis points (2)	1,315	1,860	1,042
Annual loan losses increase by 100 basis points (2)	1,814	2,894	1,564

(1)	Excludes reductions of loan losses.
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors.

Since our loans are predominantly variable-rate, our operating results will depend in large part on LIBOR and the prime rate. One of the determinants of our operating results is differences between the income from our loans and our borrowing costs. Most of our debt is based on LIBOR or the prime rate. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.

VALUATION OF LOANS

Our loans are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. In order to determine the estimated fair value of our loans, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates, potential prepayment risks and loan losses. If we were required to sell our loans at a time we would not otherwise do so, there can be no assurance that management’s estimates of fair values would be obtained and losses could be incurred.

At June 30, 2012, our loans are 81% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in LIBOR or the prime rate will generally not have a material impact on the fair value of our variable-rate loans. We had $197.0 million of variable-rate loans at June 30, 2012. The estimated fair value of our variable-rate loans ($182.1 million at June 30, 2012) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.

We had $46.8 million and $44.5 million of fixed-rate loans at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At June 30, 2012 and December 31, 2011, we had $197.0 million and $189.9 million of variable-rate loans, respectively, and $88.3 million and $82.7 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($108.7 million and $107.2 million at June 30, 2012 and December 31, 2011, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings have been and are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at June 30, 2012 and December 31, 2011, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by $272,000 and $268,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would fix our cost of funds and hedge against rising interest rates.

DEBT

Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver and secured borrowings – government guaranteed loans. At both June 30, 2012 and December 31, 2011, $13.2 million of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2012, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $883,000. Our fixed-rate debt at June 30, 2012 was comprised of SBA debentures.

The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2012 and December 31, 2011:

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2013	2014	2015	2016	2017	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,187	$4,000	$—	$—	$5,000	$13,187	$13,764
Variable-rate debt (LIBOR and prime based) (3)(4)	1,046	1,083	22,120	1,160	1,202	61,672	88,283	83,810

Totals	$1,046	$5,270	$26,120	$1,160	$1,202	$66,672	$101,470	$97,574

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2012 was 5.0%.
(3)	Principal payments on secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at June 30, 2012 was 3.3%.

	Years Ending December 31,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,181	$—	$4,000	$—	$5,000	$13,181	$13,763
Variable-rate debt (LIBOR and prime rate based) (3) (4)	6,104	869	18,697	929	961	55,120	82,680	78,205

Totals	$6,104	$5,050	$18,697	$4,929	$961	$60,120	$95,861	$91,968

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2011 was 5.0%.
(3)	Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. The repayment of the 2003 Joint Venture structured notes is shown in the year ending December 31, 2012 based on exercise of its “clean-up call” option on February 15, 2012.
(4)	The weighted average interest rate of our variable-rate debt at December 31, 2011 was 3.2%.

ITEM 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, other than the following:

Operating Risks

We have incurred net losses and may experience future net losses.

Our income (loss) from continuing operations and net income (loss) have been and continue to be adversely affected by, among other things, the economic environment, the costs of evaluating strategic alternatives and the selling of the government guaranteed portion of our SBA 7(a) loans as hybrids which does not allow for recognition of cash premiums as income. We may incur additional (1) losses related to our loan portfolio and (2) costs related to the evaluation of strategic alternatives that could materially and adversely affect our business, dividend distributions, results of operations, financial condition in the future and/or the market value of our common shares.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A. Exhibits

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

10.1	Second Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2012).

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 8/9/12	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 8/9/12	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)