Form 10-Q
period 2012-09-30
PMC COMMERCIAL TRUST /TX
filed 2012-11-09
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the Registrant had outstanding 10,589,554 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$132,276	$133,327
SBIC commercial mortgage loans receivable	42,597	32,153
SBA 7(a) loans receivable, subject to secured borrowings	38,596	30,476
SBA 7(a) loans receivable	28,445	22,997
Commercial mortage loans receivable, subject to structured notes payable	—	15,474

Loans receivable, net	241,914	234,427
Cash and cash equivalents	4,192	6,502
Real estate owned	995	1,259
Restricted cash and cash equivalents	—	2,233
Other assets	7,243	6,826

Total assets	$254,344	$251,247

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$41,287	32,546
Junior subordinated notes	27,070	$27,070
SBIC debentures payable	17,187	13,181
Revolving credit facility	15,000	17,800
Structured notes payable	—	5,264

Debt	100,544	95,861
Borrower advances	6,536	3,863
Accounts payable and accrued expenses	2,989	2,095
Dividends payable	1,717	1,692

Total liabilities	111,786	103,511

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,125,883 and 11,110,883 shares issued at September 30, 2012 and December 31, 2011, respectively; 10,589,554 and 10,574,554 shares outstanding at September 30, 2012 and December 31, 2011, respectively	111	111
Additional paid-in capital	153,053	152,934
Net unrealized appreciation of retained interests in transferred assets	277	394
Cumulative net income	175,999	176,096
Cumulative dividends	(182,881)	(177,798)

Beneficiaries’ equity before treasury stock	146,559	151,737
Less: Treasury stock; at cost, 536,329 shares at September 30, 2012 and December 31, 2011	(4,901)	(4,901)

Total beneficiaries’ equity	141,658	146,836
Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	142,558	147,736

Total liabilities and equity	$254,344	$251,247

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues:
Interest income	$10,392	$10,098	$3,561	$3,342
Premium income	1,187	801	796	242
Other income	1,036	813	507	225

Total revenues	12,615	11,712	4,864	3,809

Expenses:
Strategic alternatives	3,623	61	1,421	61
Salaries and related benefits	3,350	3,263	1,091	1,047
Interest	2,646	2,871	887	941
General and administrative	1,493	1,602	495	554
Provision for (reduction of) loan losses, net	646	362	53	(17)

Total expenses	11,758	8,159	3,947	2,586

Income before income tax benefit (provision) and discontinued operations	857	3,553	917	1,223

Income tax benefit (provision)	(311)	38	(272)	9

Income from continuing operations	546	3,591	645	1,232

Discontinued operations	(643)	(603)	(172)	(499)

Net income (loss)	$(97)	$2,988	$473	$733

Weighted average shares outstanding:
Basic	10,584	10,569	10,590	10,575

Diluted	10,610	10,624	10,590	10,589

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.05	$0.34	$0.06	$0.12
Discontinued operations	(0.06)	(0.06)	(0.02)	(0.05)

Net income (loss)	$(0.01)	$0.28	$0.04	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Net income (loss)	$(97)	$2,988	$473	$733

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(28)	169	12	51
Net realized gains included in net income	(89)	(74)	(23)	(29)

Change in unrealized appreciation of retained interests in transferred assets	(117)	95	(11)	22

Comprehensive income (loss)	$(214)	$3,083	$462	$755

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

	Nine Months Ended September 30, 2012
	(Unaudited)
				Net
				Unrealized
	Common			Appreciation
	Shares of			of Retained				Cumulative
	Beneficial		Additional	Interests in	Cumulative			Preferred
	Interest	Par	Paid-in	Transferred	Net	Cumulative	Treasury	Stock of	Total
	Outstanding	Value	Capital	Assets	Income	Dividends	Stock	Subsidiary	Equity
Balances, January 1, 2012	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736
Net unrealized depreciation	—	—	—	(117)	—	—	—	—	(117)
Share-based compensation expense	15,000	—	119	—	—	—	—	—	119
Dividends ($0.48 per share)	—	—	—	—	—	(5,083)	—	—	(5,083)
Net loss	—	—	—	—	(97)	—	—	—	(97)

Balances, September 30, 2012	10,589,554	$111	$153,053	$277	$175,999	$(182,881)	$(4,901)	$900	$142,558

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(97)	$2,988
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment losses	208	650
Net losses (gains) on sales of real estate	19	(570)
Deferred income taxes	(129)	(376)
Provision for loan losses, net	646	362
Unrealized premium adjustment	1,229	1,097
Amortization and accretion, net	(102)	(22)
Share-based compensation	119	162
Capitalized loan origination costs	(271)	(170)
Loans funded, held for sale	(20,724)	(17,107)
Proceeds from sale of guaranteed loans	11,969	8,631
Principal collected on loans	499	427
Loan fees remitted, net	(74)	(99)
Change in operating assets and liabilities:
Other assets	(240)	(401)
Borrower advances	2,673	586
Accounts payable and accrued expenses	815	(468)
Other liabilities	81	(49)

Net cash used in operating activities	(3,379)	(4,359)

Cash flows from investing activities:
Loans funded	(19,772)	(6,792)
Principal collected on loans	19,079	13,084
Principal collected on retained interests in transferred assets	82	102
Purchase of furniture and equipment	(11)	(31)
Proceeds from sales of real estate owned, net	678	111
Proceeds from unconsolidated subsidiary	—	1,373
Release of (investment in) restricted cash and cash equivalents	2,233	(3,093)

Net cash provided by investing activities	2,289	4,754

Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net	(2,800)	1,000
Payment of principal on structured notes payable	(5,264)	(5,156)
Proceeds from issuance of SBIC debentures	4,000	5,000
Proceeds from secured borrowings - government guaranteed loans	8,498	9,733
Payment of principal on secured borrowings - government guaranteed loans	(499)	(427)
Payment of borrowing costs	(97)	(326)
Payment of dividends	(5,058)	(5,072)

Net cash provided by (used in) financing activities	(1,220)	4,752

Net increase (decrease) in cash and cash equivalents	(2,310)	5,147

Cash and cash equivalents, beginning of year	6,502	2,642

Cash and cash equivalents, end of period	$4,192	$7,789

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation:

The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 3. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Commercial mortgage loans	$134,155	$134,835
SBIC commercial mortgage loans	42,886	32,416
SBA 7(a) loans, subject to secured borrowings	38,150	30,151
SBA 7(a) loans	28,488	23,238
Commercial mortgage loans, subject to structured notes payable (1)	—	15,474

Total loans receivable	243,679	236,114
Adjusted by:
Deferred capitalized costs, net	302	125
Loan loss reserves	(2,067)	(1,812)

Loans receivable, net	$241,914	$234,427

(1)	The structured notes were repaid on February 15, 2012.

Commercial mortgage loans

Represents the loans held by the parent company, PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal; therefore, no loan loss reserves are recorded on the $38.2 million and $30.2 million, respectively of government guaranteed portions of these SBA 7(a) loans included in loans receivable at September 30, 2012 and December 31, 2011.

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of retained loan discounts of $1.9 million and $1.6 million at September 30, 2012 and December 31, 2011, respectively.

Commercial mortgage loans, subject to structured notes payable

Represented loans contributed to a special purpose entity in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable included these loans. The structured notes were repaid on February 15, 2012.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both September 30, 2012 and December 31, 2011, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At September 30, 2012 and December 31, 2011, 16% and 18%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at September 30, 2012 or December 31, 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing approximately 5% of our loans receivable at both September 30, 2012 and December 31, 2011. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject to Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal). Balances are prior to loan loss reserves and deferred capitalized costs, net.

September 30, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$205,503	100.0%	$177,041	100.0%	$28,462	99.9%
Between 30 and 59 days delinquent	—	—	—	—	—	—
Between 60 and 89 days delinquent	26	—	—	—	26	0.1%
Over 89 days delinquent	—	—	—	—	—	—

	$205,529	100.0%	$177,041	100.0%	$28,488	100.0%

(1)	Includes $13.1 million of loans classified as troubled debt restructurings which were current at September 30, 2012 based on revised note terms.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2011
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$202,217	98.2%	$179,497	98.2%	$22,720	97.7%
Between 30 and 59 days delinquent	1,224	0.6%	1,090	0.6%	134	0.6%
Between 60 and 89 days delinquent	696	0.3%	696	0.4%	—	—
Over 89 days delinquent (2)	1,826	0.9%	1,442	0.8%	384	1.7%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which were current based on revised note terms. Of these loans, $5.6 million are paying interest only.
(2)	Includes a $1.4 million loan on which the borrower filed for Chapter 11 Bankruptcy. We were classified as a secured creditor in the bankruptcy proceeding.

Loan Loss Reserves

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults, including, but not limited to, non-completion of required property improvement plans and non-payment of franchise fees due to insufficient funds. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the financial strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	September 30, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$183,430	89.3%	$155,388	87.8%	$28,042	98.4%
OAEM	10,075	4.9%	9,993	5.6%	82	0.3%
Substandard	11,999	5.8%	11,660	6.6%	339	1.2%
Doubtful	25	0.0%	—	—	25	0.1%

	$205,529	100.0%	$177,041	100.0%	$28,488	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

Our provision for loan losses (excluding reductions of loan losses and recoveries) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 0.60% and 0.30% during the nine months ended September 30, 2012 and 2011, respectively. The increase during the nine months ended September 30, 2012 is primarily due to provisions for loan loss on commercial mortgage loans collateralized by limited service hospitality properties classified as troubled debt restructurings. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

The activity in our loan loss reserves was as follows:

	Nine Months Ended September 30, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	1,203	1,103	100
Reduction of loan losses	(149)	(115)	(34)
Recoveries	(408)	(408)	—
Principal balances written-off, net	(391)	(219)	(172)

Balance, end of period	$2,067	$1,690	$377

Recoveries represent cash proceeds from collections on personal loan guarantees to the extent there is a deficiency after foreclosure of the real property collateral and to the extent cash received does not exceed realized losses taken on the property.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306
Provision for loan losses	628	246	382
Reduction of loan losses	(266)	(241)	(25)
Principal balances written-off	(144)	(17)	(127)

Balance, end of period	$1,827	$1,291	$536

Information on those loans considered to be impaired loans was as follows:

	September 30, 2012			December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,123	$10,098	$25	$7,411	$7,027	$384
Impaired loans expected to be fully recoverable (1)	3,124	2,146	978	846	689	157

Total impaired loans (2)	$13,247	$12,244	$1,003	$8,257	$7,716	$541

Loan loss reserves	$701	$676	$25	$563	$372	$191

(1)	Balances represent our recorded investment and include loans classified as troubled debt restructurings.
(2)	The unpaid principal balance of our impaired commercial mortgage loans was $12,717,000 and $7,940,000 at September 30, 2012 and December 31, 2011, respectively. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $366,000 and $593,000 at September 30, 2012 and December 31, 2011, respectively.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$9,885	$8,799	$1,086	$9,420	$8,744	$676

Interest income on impaired loans	$88	$84	$4	$28	$26	$2

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,788	$8,083	$705	$8,504	$7,952	$552

Interest income on impaired loans	$277	$266	$11	$228	$213	$15

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our recorded investment in Non-Accrual Loans at September 30, 2012 of $2,284,000 was comprised of an $855,000 SBA

7(a) loan and a $1,429,000 commercial mortgage loan. Included within the non-accrual SBA 7(a) loan at September 30, 2012 is the government guaranteed portion of $634,000 (i.e., the loan has a related secured borrowing as it was sold as a hybrid) on which we have no credit loss exposure. Our recorded investment in Non-Accrual Loans at December 31, 2011 of $1,820,000 was comprised of $384,000 of SBA 7(a) loans and $1,436,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at September 30, 2012 or December 31, 2011.

Information on our troubled debt restructurings which consisted of eight commercial mortgage loans and one SBA 7(a) loan was as follows at September 30, 2012:

	Commercial Mortgage Loans		SBA 7(a) Loan
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal
	Investment	Balance	Investment	Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$10,098	$10,521	$854	$845
Troubled debt restructurings without reserves (1)	2,146	2,197	—	—

Total troubled debt restructurings	$12,244	$12,718	$854	$845

Loan loss reserves	$676		$12

(1)	The SBA 7(a) loan recorded investment and unpaid principal balance includes the government guaranteed portion of $634,000 on which we have no credit loss exposure.

Loans with a recorded investment at September 30, 2012 of $4.8 million were modified voluntarily under agreements to allow extended interest only periods instead of the principal and interest payments required by the notes. In addition, loans with a recorded investment at September 30, 2012 of $6.0 million were modified involuntarily through Chapter 11 bankruptcy proceedings. The bankruptcy plans were confirmed with modified terms including extended interest only and amortization periods or modification of timing of payments combined with interest rate adjustments.

Note 4. Other Assets:

Other assets consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Deferred tax asset, net	$1,538	$1,409
Deferred borrowing costs, net	1,185	1,128
Servicing asset, net	1,162	979
Investment in variable interest entity	828	820
Retained interests in transferred assets	797	996
Interest receivable	768	710
Prepaid expenses and deposits	473	303
Other	492	481

	$7,243	$6,826

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Debt:

Information on our debt was as follows:

			Weighted Average
	Carrying Value (1)		Coupon Rate at
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands, except footnotes)
Secured borrowings - government guaranteed loans:
Loans sold for a premium and excess spread	$35,406	$26,569	3.73%	3.77%
Loans sold for excess spread	5,881	5,977	1.58%	1.58%

	41,287	32,546

Junior subordinated notes	27,070	27,070	3.71%	3.62%
Revolving credit facility	15,000	17,800	2.41%	2.47%
Debentures payable (2)	17,187	13,181	4.47%	4.99%
Structured notes payable (3)	—	5,264	N/A	3.08%

Debt	$100,544	$95,861

(1)	The face amount of debt as of September 30, 2012 and December 31, 2011 was $100,547,000 and $95,870,000, respectively.
(2)	Our two SBIC subsidiaries each issued $2 million of debentures in August 2012 with an interest rate of 2.245% plus an annual fee of 0.515%. The debentures mature in 10 years and have semi-annual interest only payments until maturity.
(3)	We repaid the structured notes on February 15, 2012.

Principal payments on our debt at September 30, 2012 are as follows:

Twelve Months Ending September 30,	Total	Secured borrowings (1)	All other debt (2)
	(In thousands)
2013	$5,278	$1,088	$4,190
2014	16,126	1,126	15,000
2015	5,165	1,165	4,000
2016	1,207	1,207	—
2017	1,251	1,251	—
Thereafter	71,520	35,450	36,070

	$100,547	$41,287	$59,260

(1)	Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
(2)	Represents the revolving credit facility, junior subordinated notes and debentures payable.

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

The expected term of the options granted represents the period of time that the options are expected to be outstanding and was based on historical data. The risk-free rate was based on the three-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $12,000 during the nine months ended September 30, 2012 related to this option grant. We granted 27,000 option awards on June 10, 2011 at an exercise price of $8.75 (the then current market price) and recorded compensation expense of $30,000 during the nine months ended September 30, 2011.

We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 8, 2012 at the then current market price of the shares of $7.80. We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 10, 2011 at the then current market price of the shares of $8.75. These shares vested immediately upon issuance. We recorded compensation expense of $39,000 during the nine months ended September 30, 2012 and $44,000 during the nine months ended September 30, 2011 related to these shares.

We issued an aggregate of 10,000 restricted shares to executive officers on March 12, 2012 at the then current market price of the shares of $7.27 (the closing price on March 9, 2012). We issued an aggregate of 10,000 restricted shares to executive officers on March 13, 2011 at the then current market price of the shares of $8.72. The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $12,000 and $15,000 during the three months ended September 30, 2012 and 2011, respectively, and $68,000 and $88,000 during the nine months ended September 30, 2012 and 2011, respectively, related to restricted shares. As of September 30, 2012, there was $33,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Other Income:

Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Prepayment fees	$254	$8	$273	$118
Servicing income	132	89	370	289
Loan related income - other	63	40	173	132
Retained interests in transferred assets	43	55	148	161
Other	15	33	72	113

	$507	$225	$1,036	$813

Note 8. Discontinued Operations:

Discontinued operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net gains (losses) on sales of real estate	$(19)	$—	$(19)	$570
Net operating losses	(146)	(81)	(416)	(523)
Impairment losses	(7)	(418)	(208)	(650)

Discontinued operations	$(172)	$(499)	$(643)	$(603)

During 2012, we foreclosed on the underlying collateral (limited service hospitality properties) of two loans with a combined estimated fair value at foreclosure of $1,481,000 and sold both of these properties during 2012. One property was sold for $1,375,000 including cash proceeds of $550,000 and financing of $825,000. The other property was sold solely for cash proceeds. No gain or loss was recorded on these sales. In addition, we sold a property during 2012 with an estimated fair value of $76,000 and recorded a loss of $19,000. During 2011, previously deferred gains of $685,000 from property sales we financed were recognized as gains due to principal reductions on the underlying loans. During June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder of $1,172,000. A loss of $115,000 was recorded on the transaction.

Net operating losses from discontinued operations relate to the operations and holding costs of our real estate owned.

Impairment losses represent declines in the estimated fair value of our real estate owned subsequent to initial valuation. Impairment losses during the nine months ended September 30, 2012 primarily relate to a retail establishment acquired in the third quarter of 2009 which continues to experience declines in its value.

Note 9. Earnings (Loss) Per Share (“EPS”):

The computations of basic EPS are based on our weighted average shares outstanding. During the nine months ended September 30, 2012, the weighted average shares outstanding were increased by 26,000 shares to reflect the dilutive effect of stock options. During the three months ended September 30, 2012, no shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share as all options were anti-dilutive. During the three and nine months ended September 30, 2011, the weighted average shares outstanding were increased by 14,000 and 55,000 shares, respectively, to reflect the dilutive effect of stock options.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Not included in the computation of diluted EPS were outstanding options to purchase 113,000 and 81,000 common shares during the three months ended September 30, 2012 and 2011, respectively, and 69,000 and 39,000 common shares during the nine months ended September 30, 2012 and 2011, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 10. Fair Value Measurements:

For impaired loans measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 and 2011, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at September 30,		Provision for Loan Losses Nine Months Ended September 30, (2)
	2012	2011	2012	2011
	(In thousands)
Impaired loans (1)	$12,546	$8,832	$341	$335

(1)	Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.
(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income (loss) related specifically to our impaired loans during the periods presented.

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

The following is activity for our real estate owned:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Value - beginning of year	$1,259	$3,477
Foreclosures	1,481	409
Cost of sales	(1,537)	(1,331)
Impairment losses	(208)	(650)

Value - end of period	$995	$1,905

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of our financial instruments were as follows:

	September 30,		December 31,
	2012		2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Assets:
Loans receivable, net	$241,914	$226,621	$234,427	$224,395
Liabilities:
SBIC debentures and structured notes payable	17,187	18,334	18,445	19,027
Secured borrowings - government guaranteed loans	41,287	41,287	32,546	32,546
Revolving credit facility	15,000	15,000	17,800	17,800
Junior subordinated notes	27,070	22,586	27,070	22,595

We used Level 3 inputs to determine the estimated fair value of our financial instruments. In general, estimates of fair value differ from the carrying amounts of the financial assets and liabilities primarily as a result of the effects of discounting future cash flows. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts we could realize in a current market exchange.

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

Note 11. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $10.1 million at September 30, 2012, of which $6.9 million were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. We also have non-cash loan commitments of $1.4 million at September 30, 2012. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments are as follows:

Twelve Months Ending September 30,	Total
(In thousands)
2013	$210
2014	216
2015	91

$517

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

Note 12. Subsequent Event:

During the fourth quarter of 2012, we will record a one-time severance charge of approximately $2.2 million in our consolidated statement of income (loss) related to a separation agreement with our Chief Executive Officer, Lance B. Rosemore. This severance charge represents payments due Mr. Rosemore pursuant to his separation agreement. Jan F. Salit, previously our Chief Operating Officer and Chief Investment Officer, has been promoted to Chief Executive Officer.

During 2011, a special committee of all of our independent trust managers was formed to evaluate inquiries expressing a preliminary interest in potential strategic transactions as well as other potential strategic alternatives that could enhance shareholder value. The special committee and the Board of Trust Managers have determined, in connection with the strategic alternatives evaluation process, that it is in the best interests of our shareholders to continue to operate as an independent entity and focus aggressively on developing an expanded business plan to improve operating performance and long-term growth potential. Upon the recommendation of the special committee, the Board of Trust Managers has suspended the formal strategic alternatives process. Consequently, the special committee is expected to be dissolved during the fourth quarter of 2012. Due to the expected dissolution, we anticipate that strategic alternatives expenses during the fourth quarter of 2012 will be significantly less than the third quarter of 2012.

The Board of Trust Managers has re-evaluated its current dividend policy and believes that the quarterly cash dividend anticipated to be declared in December 2012 should be reduced to better align it with our core operations. When established, it is anticipated that the quarterly dividend will be in an amount that can reasonably be expected to be maintained over the next year, although no assurances can be given to that effect. Currently the Board of Trust Managers anticipates the next quarterly cash dividend to be $0.12 per common share.

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

The following discussion of our financial condition at September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Strategic Alternatives and Operating Results

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board of Trust Managers (the “Board”) established a special committee of all of our independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. The special committee hired a financial advisor to assist it in the evaluation. During the nine months ended September 30, 2012, we expensed $3,623,000 related to the evaluation of strategic alternatives consisting of $2,204,000 in legal fees, $522,000 of investment advisory fees, $504,000 of due diligence costs, $361,000 in trust manager fees and $32,000 of other expenses. On a cumulative basis, as of September 30, 2012, we expensed $4,401,000 related to potential strategic alternatives consisting of $2,698,000 in legal fees, $653,000 of investment advisory fees, $514,000 in trust manager fees, $504,000 of due diligence costs and $32,000 of other expenses.

The special committee’s financial advisor contacted potential strategic industry and financial partners, including certain parties that had expressed interest directly to us or were referred to us and solicited indications of interest in a strategic relationship or other transaction with us. The special committee received a limited number of non-binding indications of interest. The special committee and its advisors evaluated the indications of interest received and conducted a process that resulted in extensive discussions and due diligence with one interested strategic party. The special committee ultimately determined that it was in the best interests of our shareholders to terminate such discussions.

The special committee and the Board determined, in connection with the strategic alternatives evaluation process, that it was in the best interests of our shareholders to continue to operate as an independent entity and focus aggressively on developing an expanded business plan to improve operating performance and long-term growth potential. Upon the recommendation of the special committee, the Board suspended the formal strategic alternatives process. Consequently, the special committee is expected to be dissolved during the fourth quarter of 2012. Due to the expected dissolution, we anticipate that strategic alternatives expenses during the fourth quarter of 2012 will be significantly less than the third quarter of 2012.

The Board with the assistance of executive management intends to take a proactive approach to developing our strategic growth initiatives that are being implemented to exploit our core competencies, capitalize on opportunities to drive long-term growth and maximize value for our shareholders.

While we believe that our current business plan has been successful and stable, it is our intention to embark on strategic growth initiatives to build shareholder value. We are evaluating complementary lines of business including leveraged property acquisitions and other non-lending real estate related investments that we believe will be accretive to value and provide a stronger growth platform. We remain committed to executing our current business plan while considering and implementing strategies to maximize shareholder value. While we are confident that we are taking the steps necessary to strengthen our balance sheet and results of operations, there can be no assurance that our efforts will be successful.

In addition, during the fourth quarter of 2012, we will record a one-time severance charge of approximately $2.2 million relating to a separation agreement with our Chief Executive Officer, Lance B. Rosemore. Jan F. Salit, previously our Chief Operating Officer and Chief Investment Officer, has been promoted to Chief Executive Officer.

We experienced net losses during the first nine months of 2012 which were the first recorded net losses in the Company’s history. These losses resulted primarily from costs associated with the evaluation of strategic alternatives. Due to the expected dissolution of the special committee during the fourth quarter of 2012, we anticipate that strategic alternatives expenses during the fourth quarter of 2012 will be significantly less than the third quarter of 2012. However, during the fourth quarter of 2012 we will record the $2.2 million of severance and related benefits expense described above and could generate a net loss. There can be no assurance that additional net losses will not occur in the future.

Our earnings continue to be negatively impacted by the deferral of gain recognition for accounting purposes on certain of our secondary market loan sales due to the decision by management to sell the government guaranteed portion of a significant number of our fully funded SBA 7(a) loans as hybrids (which defers gain recognition for accounting purposes and earns additional long-term servicing fees) versus solely for cash premiums (which allows for immediate income recognition of cash premiums). However, during the third quarter of 2012, management made the decision to sell more loans for solely cash premiums due to increasing cash premiums available on the government guaranteed portion of SBA 7(a) loans. In addition, management anticipates that the majority of government guaranteed portions of loans to be sold during the fourth quarter of 2012 will be sold for cash premiums and not as hybrids. As of September 30, 2012, we have accumulated $3,137,000 of deferred cash premiums (included in secured borrowings – government guaranteed loans) that will be amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance will be fully amortized when the loan is repaid in full or charged-off.

During the nine months ended September 30, 2012 we funded $40.5 million of loans. At September 30, 2012, our outstanding commitments to fund loans were $10.1 million. We expect that fundings during 2012 will be between $50 million and $60 million. We expect that fundings during 2013 will be between $60 million and $70 million. There has been an increase in general lending opportunities including an increase in opportunities that meet the criteria to be originated by our SBIC licensees.

The Board has re-evaluated its current dividend policy and believes that the quarterly cash dividend anticipated to be declared in December 2012 should be reduced to better align it with our core operations. When established, it is anticipated that the quarterly dividend will be in an amount that can reasonably be expected to be maintained over the next year, although no assurances can be given to that effect. Currently the Board anticipates the next quarterly cash dividend to be $0.12 per common share.

General Economic Environment

Commercial Real Estate and Lodging Industry

The recession subjected our borrowers to financial stress. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material. We continue to experience issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals and extended interest only periods, lack of cash flow, shortage of funds for franchise required property improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, non-payment of franchise fees, conversion to lesser franchises or independent status, deterioration of the physical property (our collateral) and declining property values.

As part of our efforts to assist those borrowers who are experiencing negative cash flows, we have and continue to temporarily or permanently modify the terms of certain loans receivable, including allowing reduced payments. We are not yet able to determine if these concessions were, or will be, sufficient to improve these borrowers’ cash flows such that future modifications will not be necessary. We believe that economic conditions are improving, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow has not been sufficient to cover their debt service to continue to be able to make payments in accordance with their loan documents without capital investment.

There was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we will likely continue to experience a high level of expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, the holding periods (and related holding costs) for our REO have increased; however, we do not currently have any loans in the foreclosure process.

In general, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience additional increases in credit losses.

Liquidity

Our $35 million unsecured revolving credit facility (the “Revolver”) matures on June 30, 2014 and has an interest rate of prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver will automatically increase by $5 million to $40 million on January 1, 2013 provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% of our net worth on that date.

During August 2012, each of our SBICs issued $2 million of SBIC debentures. The interest rate on the debentures is 2.245% plus an annual fee of 0.515%.

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

During the nine months ended September 30, 2012, we sold $20.5 million of the guaranteed portion of SBA 7(a) loans for either (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan or (2) future servicing spreads averaging 208 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales or hybrid”). For hybrid loan sales, gains are not recognized at the time of sale due to accounting rules. The cash premium is instead amortized as a reduction to interest expense over the life of the loan.

Our secondary market loan sale activity was as follows:

Nine Months Ended September 30, 2012

		Cash
	Principal	Premiums	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax
Cash premium	$11,969,000	$1,566,000	$1,187,000	$1,367,000
Hybrid	8,498,000	850,000	—	994,000

	$20,467,000	$2,416,000	$1,187,000	$2,361,000

Nine Months Ended September 30, 2011

		Cash
	Principal	Premiums	Gain Recognized Upon Sale
Type of Sale	Sold	Received	Book	Tax
Cash premium	$8,631,000	$924,000	$801,000	$908,000
Hybrid	9,733,000	973,000	—	1,182,000

	$18,364,000	$1,897,000	$801,000	$2,090,000

LOAN PORTFOLIO INFORMATION

Loan Activity

During the nine months ended September 30, 2012 we funded $40.5 million of loans. At September 30, 2012, December 31, 2011 and September 30, 2011, our outstanding commitments to fund loans were $10.1 million, $14.3 million and $25.8 million, respectively. We expect that fundings during 2012 will be between $50 million and $60 million. We expect that fundings during 2013 will be between $60 million and $70 million.

In addition to our retained portfolio of $243.7 million at September 30, 2012, we service $67.5 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales that have been accounted for as sales. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

Information on our Aggregate Portfolio, including prepayments, was as follows:

	September 30,	December 31,
	2012	2011	2010	2009	2008	2007
	(Dollars in thousands)
Aggregate Portfolio (1)	$311,177	$297,453	$284,451	$273,687	$275,530	$326,368
Loans funded (2)	$40,496	$38,352	$38,440	$30,435	$34,587	$33,756
Prepayments (2)	$13,311	$10,352	$10,830	$12,795	$68,556	$84,137
% Prepayments (3)	6.0%	3.6%	4.0%	4.6%	21.0%	21.2%

(1)	Serviced Portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.
(2)	During the years ended December 31 and the nine months ended September 30, 2012.
(3)	Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the nine months ended September 30, 2012, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

The following table summarizes our loan activity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Loans receivable, net - beginning of year	$234,427	$233,218
Loans originated (1)	41,321	25,071
Principal reductions (1)	(31,547)	(22,142)
Reclassifications to REO	(1,481)	(426)
Other adjustments (2)	(806)	(295)

Loans receivable, net - end of period	$241,914	$235,426

(1)	See detailed information below.
(2)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans originated and principal reductions were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) loans	$9,547	$8,458	$27,632	$21,398
Commercial mortgage loans	4,340	1,465	12,864	2,501

Total loans funded	13,887	9,923	40,496	23,899

Other Loan Transactions:
Loan originated to facilitate sale of real estate owned	825	—	825	1,172

Total loans originated	$14,712	$9,923	$41,321	$25,071

Principal Reductions:
Scheduled principal payments	$2,893	$2,940	$8,888	$8,533
Prepayments	5,469	848	10,690	4,978
Proceeds from sale of SBA 7(a) guaranteed loans	7,788	2,616	11,969	8,631

Total principal reductions	$16,150	$6,404	$31,547	$22,142

Retained Portfolio

Our Retained Portfolio was comprised of the following:

	September 30, 2012			December 31, 2011
			Weighted			Weighted
			Average			Average
	Retained Portfolio		Interest	Retained Portfolio		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate - LIBOR	$127,475	52.7%	4.5%	$132,596	56.6%	4.4%
Variable-rate - prime	70,717	29.2%	5.9%	57,338	24.4%	5.8%
Fixed-rate	43,722	18.1%	9.0%	44,493	19.0%	9.2%

	$241,914	100.0%	5.7%	$234,427	100.0%	5.6%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. For the fourth quarter of 2012 (set on October 1, 2012), LIBOR decreased to 0.36% from 0.46% (set on July 1, 2012) during the third quarter of 2012. As a result, assuming no change in our outstanding LIBOR-based loans, we would have a reduction of approximately $100,000 in interest income on an annual basis. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality

Our provision for loan losses (excluding reductions of loan losses and recoveries) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 0.60% and 0.30% during the nine months ended September 30, 2012 and 2011, respectively. The increase during the nine months ended September 30, 2012 is primarily due to provisions for loan loss on commercial mortgage loans collateralized by limited service hospitality properties classified as troubled debt restructurings. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, future losses may be substantial.

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

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	September 30, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$183,430	89.3%	$155,388	87.8%	$28,042	98.4%
OAEM	10,075	4.9%	9,993	5.6%	82	0.3%
Substandard	11,999	5.8%	11,660	6.6%	339	1.2%
Doubtful	25	—	—	—	25	0.1%

	$205,529	100.0%	$177,041	100.0%	$28,488	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.5%
OAEM	3,354	1.6%	3,317	1.8%	37	0.2%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations.

Properties being foreclosed upon typically have deteriorated both physically (requiring certain repairs and maintenance and discretionary capital spending) and in their market (i.e., issues with the properties’ vendors and reputation requiring rebuilding of its customer and vendor base). To the extent properties are acquired through foreclosure, we will incur holding costs including, but not limited to, taxes, legal fees and insurance. In many cases, (1) cash flows have been reduced such that expenses exceed revenues and (2) franchise issues must be addressed (i.e., quality and brand standards and non-payment of franchise fees). Notwithstanding the foregoing, we believe that in most cases it is prudent to continue to have the business operate until the property can be sold because of a property’s increased marketability as an operating entity compared to non-operating (demonstrated historically through our sales efforts and from information received from third-party brokers). We will hire third-party management companies to operate the properties until they are sold. At September 30, 2012, we did not have any properties in the process of foreclosure.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Overview

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(In thousands)
Total revenues	$4,864	$3,809	$1,055	27.7%
Total expenses	$3,947	$2,586	$1,361	52.6%

Income from continuing operations	$645	$1,232	$(587)	(47.6%)
Net income	$473	$733	$(260)	(35.5%)

Revenues increased during the three months ended September 30, 2012 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans while our expenses increased during the three months ended September 30, 2012 primarily due to costs associated with evaluating strategic alternatives.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

We had an increase in interest income during the three months ended September 30, 2012 of $219,000 (7%) to $3,561,000 during the three months ended September 30, 2012 from $3,342,000 during the three months ended September 30, 2011. Our weighted average loans receivable increased to $241.7 million during the three months ended September 30, 2012 compared to $233.6 million during the three months ended September 30, 2011. The base LIBOR increased to 0.46% during the three months ended September 30, 2012 compared to 0.25% during the three months ended September 30, 2011. For the fourth quarter of 2012 (set on October 1, 2012), the base LIBOR decreased to 0.36% from 0.46% (set on July 1, 2012) during the third quarter of 2012. As a result, assuming no change in our outstanding LIBOR-based loans, we would have a reduction of approximately $25,000 in interest income on a quarterly basis.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. We record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread. We sold more loans for solely cash premiums and the required 1% servicing spread during the three months ended September 30, 2012 than the comparable period of 2011. We sold principal of $7,789,000 and received cash premiums of $1,045,000 during the three months ended September 30, 2012 compared to sales of $2,616,000 and cash premiums of $321,000 during the three months ended September 30, 2011. During the third quarter of 2012, management made the decision to sell more loans for solely cash premiums due to increasing cash premiums available on the government guaranteed portion of SBA 7(a) loans. In addition, management anticipates that the majority of government guaranteed portions of loans to be sold during the fourth quarter of 2012 will be sold for cash premiums and not as hybrids. Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination.

Other income consisted of the following:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Prepayment fees	$254	$8
Servicing income	132	89
Loan related income - other	63	40
Retained interests in transferred assets	43	55
Other	15	33

	$507	$225

Prepayment fee income is dependent upon a number factors and is not generally predictable as the volume and mix of loans prepaying is not known.

We earn fees for servicing loans sold into the secondary market solely for cash premiums. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market and decrease over time as scheduled principal payments and prepayments occur.

Interest Expense

Interest expense consisted of the following:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Secured borrowings	$302	$229
Junior subordinated notes	259	244
Debentures payable	181	134
Revolver	122	90
Structured notes payable	—	221
Other	23	23

	$887	$941

The weighted average cost of our funds decreased to 3.5% during the three months ended September 30, 2012 compared to 3.8% during the three months ended September 30, 2011.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will likely continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $40.7 million during three months ended September 30, 2012 compared to $30.0 million during the three months ended September 30, 2011. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $37,000 and $27,000 during the three months ended September 30, 2012 and 2011, respectively.

Interest expense on SBA debentures has increased due to the issuance of $5 million of debentures in September 2011 and $4 million in August 2012.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of the notes. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012; thus, we no longer have any structured notes payable outstanding.

Other Expenses

General and administrative expense decreased $59,000 (11%) during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a reduction in professional fees, including legal and accounting.

During the third quarter of 2012, we expensed $1,421,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs compared to $61,000 during the third quarter of 2011. Due to the expected dissolution of the special committee during the fourth quarter of 2012, we anticipate that strategic alternatives expenses during the fourth quarter of 2012 will be significantly less than the third quarter of 2012. In addition, during the fourth quarter of 2012 we will record approximately $2.2 million of severance and related benefits related to the separation of our Chief Executive Officer.

Our provision for (reduction of) loan losses, net was $53,000 during the three months ended September 30, 2012 compared to ($17,000) during the three months ended September 30, 2011. Our provision for loan losses, net, during the three months ended September 30, 2012 was comprised of a net provision for loan losses of $461,000 offset by recoveries of $408,000. Recoveries represent cash proceeds from collections on personal loan guarantees to the extent there is a deficiency after foreclosure of the real property collateral. An additional $58,000 in payments are expected during the fourth quarter of 2012 which will be recorded when received. Our provision for loan losses primarily relates to limited service hospitality properties included in troubled debt restructurings. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material. In general, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience additional increases in credit losses.

Discontinued Operations

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Net operating losses	$(146)	$(81)
Losses on sales of real estate	(19)	—
Impairment losses	(7)	(418)

Discontinued operations	$(172)	$(499)

Our net operating losses from discontinued operations relate to the operations and holding costs of our REO. We expect these costs to continue until the properties are sold.

During 2012, we foreclosed on the underlying collateral (limited service hospitality properties) of two loans with a combined estimated fair value at foreclosure of $1,481,000 and sold both of these properties during 2012. One property was sold for $1,375,000 including cash proceeds of $550,000 and financing of $825,000. The other property was sold solely for cash proceeds. No gain or loss was recorded on these sales. In addition, we sold a property during 2012 with an estimated fair value of $76,000 and recorded a loss of $19,000.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. During the three months ended September 30, 2011, our impairment losses were primarily related to a full service hospitality property. The property had experienced significant operating losses, was in need of major capital improvements and had been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in value.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Overview

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(In thousands)
Total revenues	$12,615	$11,712	$903	7.7%
Total expenses	$11,758	$8,159	$3,599	44.1%
Income from continuing operations	$546	$3,591	$(3,045)	(84.8%)
Net income (loss)	$(97)	$2,988	$(3,085)	(103.2%)

Revenues increased during the nine months ended September 30, 2012 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans and an increase in interest income while our expenses increased during the nine months ended September 30, 2012 primarily due to costs associated with evaluating strategic alternatives.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income increased to $10,392,000 during the nine months ended September 30, 2012 compared to $10,098,000 during the comparable period of 2011. Our weighted average loans receivable increased to $237.9 million during the nine months ended September 30, 2012 compared to $233.1 million during the nine months ended September 30, 2011. In addition, the weighted average interest rate increased from 5.6% at September 30, 2011 to 5.7% at September 30, 2012. At September 30, 2012, 82% of our loans had variable interest rates. For the fourth quarter of 2012 (set on October 1, 2012), the base LIBOR decreased to 0.36% from 0.46% (set on July 1, 2012) during the third quarter of 2012. As a result, assuming no change in our outstanding LIBOR-based loans, we would have a reduction of approximately $100,000 in interest income on an annual basis.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) loans into the secondary market. We record premium income at the time of sale for those sales for solely cash premiums and the required 1% servicing spread. We sold more loans for solely cash premiums and the required 1% servicing spread during the nine months ended September 30, 2012 than the comparable period of 2011. We sold principal of $11,969,000 and received cash premiums of $1,566,000 during the nine months ended September 30, 2012 compared to sales of $8,631,000 and cash premiums of $924,000 during the nine months ended September 30, 2011. During the third quarter of 2012, management made the decision to sell more loans for solely cash premiums due to increasing cash premiums available on the government guaranteed portion of SBA 7(a) loans. In addition, management anticipates that the majority of government guaranteed portions of loans to be sold during the fourth quarter of 2012 will be sold for cash premiums and not as hybrids. Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination.

Other income consisted of the following:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Servicing income	$370	$289
Prepayment fees	273	118
Loan related income - other	173	132
Retained interests in transferred assets	148	161
Other	72	113

	$1,036	$813

Prepayment fee income is dependent upon a number factors and is not generally predictable as the volume and mix of loans prepaying is not known.

We earn fees for servicing loans sold into the secondary market solely for cash premiums. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market and decrease over time as scheduled principal payments and prepayments occur.

Interest Expense

Interest expense consisted of the following:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Secured borrowings	$887	$615
Junior subordinated notes	781	733
Debentures payable	526	380
Revolver	362	328
Structured notes payable	21	747
Other	69	68

	$2,646	$2,871

The weighted average cost of our funds decreased to 3.5% during the nine months ended September 30, 2012 compared to 3.9% during the nine months ended September 30, 2011.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will likely continue to increase unless we sell loans solely for cash and the 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $38.0 million during nine months ended September 30, 2012 compared to $26.9 million during the nine months ended September 30, 2011. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $107,000 and $67,000 during the nine months ended September 30, 2012 and 2011, respectively.

Interest expense on SBA debentures has increased due to the issuance of $5 million of debentures in September 2011 and $4 million in August 2012.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of the notes. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012; thus, we no longer have any structured notes payable outstanding.

Other Expenses

General and administrative expense decreased $109,000 (7%) during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a decrease in professional fees, including legal and accounting.

During the nine months ended September 30, 2012, we expensed $3,623,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs compared to $61,000 during the nine months ended September 30, 2011. Due to the expected dissolution of the special committee during the fourth quarter of 2012, we anticipate that strategic alternatives expenses during the fourth quarter of 2012 will be significantly less than the third quarter of 2012. In addition, during the fourth quarter of 2012 we will record approximately $2.2 million of severance and related benefits related to the separation of our Chief Executive Officer.

Our provision for loan losses, net was $646,000 during the nine months ended September 30, 2012 compared to $362,000 during the nine months ended September 30, 2011. Our provision for loan losses, net, during the nine months ended September 30, 2012 was comprised of a net provision for loan losses of $1,054,000 offset by recoveries of $408,000. Recoveries represent cash proceeds from collections on personal loan guarantees to the extent there is a deficiency after foreclosure of the real property collateral. An additional $58,000 in payments are expected during the fourth quarter of 2012 which will be recorded when received. Our provision for loan losses primarily relates to limited service hospitality properties included in troubled debt restructurings. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material. In general, we have not experienced significant losses on real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors. However, if the economy or the commercial real estate market does not continue to improve, we could experience an increase in credit losses.

Discontinued Operations

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net operating losses	$(416)	$(523)
Net gains (losses) on sales of real estate	(19)	570
Impairment losses	(208)	(650)

Discontinued operations	$(643)	$(603)

Our net operating losses from discontinued operations relate to the operations and holding costs of our REO. We expect these costs to continue until the properties are sold.

During 2012, we foreclosed on the underlying collateral (limited service hospitality properties) of two loans with a combined estimated fair value at foreclosure of $1,481,000 and sold both of these properties during 2012. One property was sold for $1,375,000 including cash proceeds of $550,000 and financing of $825,000. The other property was sold solely for cash proceeds. No gain or loss was recorded on these sales. In addition, we sold a property during 2012 with an estimated fair value of $76,000 and recorded a loss of $19,000. During the nine months ended September 30, 2011, previously deferred gains of $685,000 from property sales we financed were recorded as gains due to principal reductions on the underlying loans. In addition, during June 2011, we sold an asset acquired through foreclosure for $1.3 million, received cash proceeds of $128,000 and financed the remainder. A loss of $115,000 was recorded on the transaction.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during the nine months ended September 30, 2012 primarily relate to a retail establishment acquired in the third quarter of 2009 which continues to experience declines in its value. During the nine months ended September 30, 2011, our impairment losses were primarily related to a full service hospitality property. The property had experienced significant operating losses, was in need of major capital improvements and had been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in value.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Nine Months Ended September 30,
	2012	2011	Change
	(In thousands)
Net cash used in operating activities	$(3,379)	$(4,359)	$980
Net cash provided by investing activities	2,289	4,754	(2,465)
Net cash provided by (used in) financing activities	(1,220)	4,752	(5,972)

Net cash flow	$(2,310)	$5,147	$(7,457)

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

The following reconciles net cash used in operating activities to Modified Cash:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(3,379)	$(4,359)
Change in operating assets and liabilities	(3,329)	332
Operating Loan Activity	8,256	8,049

Modified Cash	$1,548	$4,022

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the nine months ended September 30, 2012 and 2011, dividend distributions were greater than our Modified Cash by $3,510,000 and $1,050,000, respectively. Our Modified Cash for the nine months ended September 30, 2012, after adjusting for expenses related to the evaluation of strategic alternatives, was $5,171,000. Modified Cash was greater than our dividend distributions, adjusted by these expenses related to the evaluation of strategic alternatives, by $113,000 during the nine months ended September 30, 2012. If we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use available funds from the repayment of principal on loans receivable.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During the nine months ended September 30, 2012, the primary use of funds was loans funded, net of principal collected on loans of $693,000 while during the nine months ended September 30, 2011, the primary source of funds was principal collected on loans, net of loans funded of $6,292,000. Our loans funded which are including in investing activities increased by $12,980,000 from $6,792,000 during the nine months ended September 30, 2011 to $19,772,000 during the nine months ended September 30, 2012. The increase is primarily related to loans funded of our SBIC subsidiaries financed using SBIC debentures. Included within principal collected on loans are prepayments of $10,690,000 and $4,978,000 during the nine months ended September 30, 2012 and 2011, respectively. Prepayments are dependent upon a number factors and are not generally predictable. We expect that principal collections on our loans will continue to be our primary source of funds from investing activities. In addition, during the nine months ended September 30, 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes. During the nine months ended September 30, 2011, we received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised its fixed purchase option.

Based on our outstanding loan portfolio at September 30, 2012, our estimated collection of scheduled principal payments during the next twelve months are approximately $12.7 million. Of this, approximately $10.3 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $2.4 million would be used to repay secured borrowings and for obligations of our SBICs.

Financing Activities

We used funds from financing activities during the nine months ended September 30, 2012 and 2011 primarily to pay dividends of $5,058,000 and $5,072,000, respectively. We also made net repayments on our Revolver of $2,800,000 during the nine months ended September 30, 2012. Each of our SBIC subsidiaries issued $2 million in SBIC debentures during the third quarter of 2012. We received proceeds from the issuance of $5 million in SBIC debentures during 2011. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during the nine months ended September 30, 2012 and 2011 were $8,498,000 and $9,733,000, respectively. To the extent we sell the guaranteed portion of SBA 7(a) loans as hybrids, proceeds from Secondary Market Loan Sales will increase.

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

Our unsecured $35 million Revolver matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The total amount available under the Revolver is subject to increase on January 1, 2013 by $5 million to $40 million provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% of our net worth on that date. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant. During June 2012, we amended our Revolver to reduce the minimum beneficiaries’ equity covenant from $142.0 million to $139.5 million from June 15 to June 30, 2012; $137.0 million from July 1 to September 30, 2012; $134.5 million from October 1 to December 31, 2012 and $132.0 million from January 1, 2013 and thereafter. In addition, the loss of either of our named executive officers would cause an event of default on our Revolver. At September 30, 2012, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

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

Our Revolver, which currently has aggregate availability of $35 million, matures June 30, 2014. The total amount available under the Revolver is subject to increase on January 1, 2013 by $5 million to $40 million provided there is no event of default or potential default on that date and the non-performing loan ratio, as defined, is not more than 20% of our net worth on that date. To the extent we need additional capital for unanticipated items, there can be no assurance that we would be able to increase the amount available under any credit facilities or identify other sources of funds at an acceptable cost, if at all. The Revolver requires us to meet certain covenants. At September 30, 2012, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

We have commitments from the SBA for the issuance of $6 million in SBIC debentures. During the second quarter of 2012, we requested commitments from the SBA for additional debentures of $10 million which would be used to fund loans within our SBICs. Of these, $5 million in additional debentures have been approved. There can be no assurance that the remainder of these commitments will be approved.

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

As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2012, our Modified Cash will be utilized to fund a portion of our expected 2012 dividend distributions and will not be available to fund portfolio growth or for the repayment of principal due on our debt.

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $10.1 million at September 30, 2012, of which $6.9 million were for prime-rate based loans to be originated under the SBA 7(a) program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be $1.7 million related to these SBA 7(a) loans (excluding any premium received upon sale); however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2012, we anticipate loan fundings will range from $50 million to $60 million. During 2013, we anticipate loan fundings will range from $60 million to $70 million. There may be several months between when the initial balance of an SBA 7(a) loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We have $4.2 million of SBIC debentures which mature in September 2013 and expect these debentures to be repaid using the SBICs’ cash on hand, our Revolver or through issuance of new SBA debentures.

We have a liability for borrower advances of $6.5 million at September 30, 2012. In general, as part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. When distributions are requested and approved, these borrower advances represent a use of funds which we expect to be paid with cash on hand and/or our Revolver.

Severance payments and related benefits totaling approximately $2.2 million are due as a result of the separation agreement with our Chief Executive Officer, substantially all of which are expected to be paid within the next year and are anticipated to be funded with cash on hand and/or our Revolver.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the nine months ended September 30, 2012, the sources of funds for our dividend distributions of $5.1 million were Modified Cash of $1.6 million and principal collections on our loans receivable of $3.5 million.

SEASONALITY

Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise in the winter months due primarily to reductions in business travel and consumer vacations.

DIVIDENDS

Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income and maintenance of REIT status, TRS taxable income, the economic environment, our ability to obtain leverage and our loan portfolio performance. In order to maintain REIT status, PMC Commercial is required to pay out at least 90% of its REIT taxable income. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor.

The Board has re-evaluated its current dividend policy and believes that the quarterly cash dividend anticipated to be declared in December 2012 should be reduced to better align it with our core operations. When established, it is anticipated that the quarterly dividend will be in an amount that can reasonably be expected to be maintained over the next year, although no assurances can be given to that effect. Currently the Board anticipates the next quarterly cash dividend to be $0.12 per common share.

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

The following reconciles net income (loss) to REIT taxable income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$473	$733	$(97)	$2,988
Book/tax differences:
Gains related to real estate	—	—	—	(235)
Strategic alternatives (1)	1,253	—	3,456	—
Amortization and accretion	(11)	(17)	(179)	(50)
Loan valuation	488	(223)	399	(76)
Impairment losses	—	395	167	604
Other, net	15	17	175	50

Subtotal	2,218	905	3,921	3,281
Adjustment for TRS net loss (income), net of tax	(559)	40	(590)	140

REIT taxable income	$1,659	$945	$3,331	$3,421

Distributions declared	$1,695	$1,692	$5,083	$5,075

Weighted average common shares outstanding	10,590	10,575	10,584	10,569

(1)	Upon the recommendation of the special committee, the Board suspended the formal strategic alternatives process. Consequently, the special committee is in the process of being dissolved. Therefore, we anticipate that strategic alternatives expenses of approximately $4.2 million will be deductible during the fourth quarter of 2012.

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income (loss) and TRS’s taxable income (net of current income tax expense) is materially different than our net income. The following table reconciles our net income (loss) to our Adjusted Taxable Income (Loss), Net of Current Tax Expense:

	Nine Months Ended September 30, 2012
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$(97)	$(687)	$590
Book versus tax timing differences	4,749	4,017	732 (1)

Taxable income	4,652	3,330	1,322
Special item (2)	(3,456)	(3,456)	—

Taxable Income (Loss), adjusted for special item	1,196	(126)	1,322
Current income tax expense	(439)	—	(439)

Adjusted Taxable Income (Loss), Net of Current Tax Expense	$757	$(126)	$883

	Nine Months Ended September 30, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$2,988	$3,128	$(140)
Book versus tax timing differences	1,426	293	1,133 (1)

Taxable income	4,414	3,421	993
Special item (3)	(448)	(448)	—

Taxable Income, adjusted for special item	3,966	2,973	993
Current income tax expense	(338)	—	(338)

Adjusted Taxable Income, Net of Current Tax Expense	$3,628	$2,973	$655

(1)	Includes $886,000 and $1,115,000 of timing differences during the nine months ended September 30, 2012 and 2011, respectively, related to Secondary Market Loan Sales.
(2)	Timing difference related to currently non-deductible expenses related to strategic alternatives which we anticipate to be deductible in the fourth quarter of 2012.
(3)	Recognition of deferred gain for tax purposes on a property previously owned by an off-balance sheet variable interest entity.

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

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in various market metrics. We are subject to market risk including liquidity risk, real estate risk and interest rate risk as described below. Although management believes that the quantitative analysis on interest rate risk below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our balance sheet and other business developments that could affect our financial position and net income (loss). Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

•	changes or continued weakness in the underlying value of limited service hospitality properties;

•	construction quality, construction cost, age and design;

•	demographic factors;

•	amount and timing of required property improvements by franchisors;

•	uninsured losses;

•	environmental, zoning and other governmental laws and regulations;

•	increases in operating expenses (such as energy costs) for the owners of the properties; and

•	limitations in the availability and cost of leverage.

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our retained portfolio:

	Nine Months	Year Ended	Nine Months
	Ended	December 31,	Ended
Provision for loan losses	September 30, 2012	2011	September 30, 2011
	(In thousands)
As reported (1)	$1,203	$826	$628
Annual loan losses increase by 50 basis points (2)	1,956	1,860	1,407
Annual loan losses increase by 100 basis points (2)	2,708	2,894	2,186

(1)	Excludes reductions of loan losses and recoveries.
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.

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

At September 30, 2012, our loans are 82% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in LIBOR or the prime rate will generally not have a material impact on the fair value of our variable-rate loans. We had $198.2 million of variable-rate loans at September 30, 2012. The estimated fair value of our variable-rate loans ($183.2 million at September 30, 2012) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.

We had $43.7 million and $44.5 million of fixed-rate loans at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At September 30, 2012 and December 31, 2011, we had $198.2 million and $189.9 million of variable-rate loans, respectively, and $83.3 million and $82.7 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($114.9 million and $107.2 million at September 30, 2012 and December 31, 2011, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings have been and are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at September 30, 2012 and December 31, 2011, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by $288,000 and $268,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would fix our cost of funds and hedge against rising interest rates.

DEBT

Our debt is comprised of SBA debentures, junior subordinated notes, the Revolver and secured borrowings – government guaranteed loans. At September 30, 2012 and December 31, 2011, $17.2 million and $13.2 million, respectively, of our debt had fixed rates of interest and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2012, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $833,000. Our fixed-rate debt at September 30, 2012 was comprised of SBA debentures.

The following tables present the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2012 and December 31, 2011:

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2013	2014	2015	2016	2017	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$4,187	$—	$4,000	$—	$—	$9,000	$17,187	$18,334

Variable-rate debt (LIBOR and prime based) (3) (4)	1,088	16,126	1,165	1,207	1,251	62,520	83,357	78,872

Totals	$5,275	$16,126	$5,165	$1,207	$1,251	$71,520	$100,544	$97,206

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2012 was 4.5%.
(3)	Principal payments on secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at September 30, 2012 was 3.3%.

	Years Ending December 31,						Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,181	$—	$4,000	$—	$5,000	$13,181	$13,763

Variable-rate debt (LIBOR and prime rate based) (3) (4)	6,104	869	18,697	929	961	55,120	82,680	78,205

Totals	$6,104	$5,050	$18,697	$4,929	$961	$60,120	$95,861	$91,968

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2011 was 5.0%.
(3)	Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. The repayment of the 2003 Joint Venture structured notes is shown in the year ending December 31, 2012 based on exercise of its “clean-up call” option on February 15, 2012.
(4)	The weighted average interest rate of our variable-rate debt at December 31, 2011 was 3.2%.

ITEM 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our income (loss) from continuing operations and net income (loss) have been and continue to be adversely affected by, among other things, the economic environment, the costs of strategic alternatives and the selling of the government guaranteed portion of our SBA 7(a) loans as hybrids which does not allow for recognition of cash premiums as income. We may incur additional (1) losses related to our loan portfolio and (2) costs related to strategic alternatives that could materially and adversely affect our business, dividend distributions, results of operations, financial condition in the future and/or the market value of our common shares.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A.	Exhibits

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*4.1	Debenture dated August 24, 2012 for $2,000,000 loan with SBA

*4.2	Debenture dated August 24, 2012 for $2,000,000 loan with SBA

10.1	Second Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2012).

10.2	Separation Agreement and General Release dated October 26, 2012 between PMC Commercial Trust and Lance B. Rosemore (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on
October 29, 2012).

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 11/9/12	/s/ Jan F. Salit
Jan F. Salit
Chief Executive Officer

Date: 11/9/12	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)