Form 10-K
period 2012-12-31
PMC COMMERCIAL TRUST /TX
filed 2013-03-18
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

  (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number: 1-13610

PMC COMMERCIAL TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6446078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17950 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares of beneficial interest, $.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES       NO ✓

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES       NO ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO _

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ✓ NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer ✓	Non-accelerated filer ___	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES       NO ✓

The aggregate market value of common shares held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2012 as reported on the NYSE MKT, was approximately $76 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2013, the Registrant had outstanding 10,589,554 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PMC COMMERCIAL TRUST

Form 10-K

For the Year Ended December 31, 2012

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

PART I

Item 1. BUSINESS

INTRODUCTION

PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) organized in 1993 that primarily originates loans to small businesses collateralized by first liens on the real estate of the related business. As a REIT, we seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We must distribute at least 90% of our REIT taxable income to shareholders to maintain our REIT status. See “Tax Status.” Our common shares are traded on the NYSE MKT under the symbol “PCC.”

We generate revenue primarily from the yield and other fees earned on our investments. Our loans are predominantly (94% at December 31, 2012) to borrowers in the hospitality industry. Our operations are located in Dallas, Texas and include originating, servicing and selling the government guaranteed portions of certain loans. During the years ended December 31, 2012 and 2011, our total revenues were $17.1 million and $16.1 million, respectively, and our net income (loss) was ($2.2) million and $3.6 million, respectively. See “Item 8. Financial Statements and Supplementary Data.”

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

The SBA 7(a) Program is the SBA’s primary program to help start-up and existing businesses obtain financing when they might not be eligible for business loans through conventional lending programs. As a non-bank SBA 7(a) Program lender, First Western is able to originate loans on which a substantial portion of the loan (generally 75% to 85%) is guaranteed as to payment of principal and interest by the SBA. The underwriting criteria of the SBA 7(a) Program are less stringent than our non-SBA 7(a) Program loan originations; thus, we are able to originate loans that we would not otherwise be able to originate as a result of the SBA guarantee. See “Lending Activities – SBA Programs.”

The SBA maintains a Preferred Lender Program wherein it grants Preferred Lender Program (“PLP”) status to certain lenders originating SBA 7(a) Program loans based on achievement of certain standards in lending which are regularly monitored by the SBA. First Western has been granted national PLP status and originates, sells and services small business loans. As a Preferred Lender, First Western is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval.

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

Our ability to generate interest income, as well as other revenue sources, is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. The amount of revenue recorded will vary from current levels based on a number of factors including, but not limited to:

•	The volume and type of loans funded;
•	The volume and type of loans which prepay;
•	The timing and availability of leverage;
•	The amount of non-performing loans;
•	Recognition of premium income, if any, on secondary market loan sales;
•	The interest rate and type of loans originated; and
•	The general level of interest rates.

The majority of our loans (83%) have variable rates of interest. As a result, during periods of declining interest rates, our interest income is subject to interest rate risk. See “Item 7a. Quantitative and Qualitative Disclosures About Market Risk.”

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

Limited Service Hospitality Industry

Our outstanding loans are generally collateralized by first liens on limited service hospitality properties and are typically for owner-operated facilities operating under national franchises, including, among others, Comfort Inn, Days Inn, Holiday Inn Express, Econolodge, Rodeway Inn and Best Western. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems and advertising, consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.

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

We believe that our typical non-SBA 7(a) Program loan is distinguished from those of some of our competitors by the following characteristics:

•

Substantial down payments are required. We usually require an initial down payment of between 25% and 30% but not less than 20% of the total cost of the project being financed. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the project being financed.

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

We may originate SBA 7(a) Program loans up to $5 million primarily to existing businesses, who use the funds for a wide range of business needs including, but not limited to:

•	Opening, expanding or acquiring a business or franchise;
•	Purchasing commercial real estate and property improvements; and
•	Refinancing existing business debt.

The terms of an SBA 7(a) Program loan are primarily distinguished from the terms of a conventional loan by the following:

•	A longer term is possible. We offer up to 25 year amortization periods and maturities compared to conventional loans which typically are a maximum of 20 years.
•

Lower down payments are generally required. SBA loans typically have down payments that are usually no more than 20% of the entire project cost while conventional loans generally require between 25% and 30%.

•

No early balloon payments or prepayment fees. SBA loans are generally fully amortizing without a balloon payment at maturity. In addition, if the term is less than 15 years, there is no prepayment fee.

Interest Rates

Interest rates on our loans receivable, net, were as follows:

	At December 31,
	2012			2011
			Weighted			Weighted
			Average			Average
	Loans Receivable, net		Interest	Loans Receivable, net		Interest
	Amount	%	Rate	Amount	%	Rate
	(Dollars in thousands)
Variable-rate - LIBOR	$126,308	52.9%	4.6%	$132,596	56.6%	4.4%
Variable-rate - prime	70,859	29.6%	5.9%	57,338	24.4%	5.8%
Fixed-rate	41,824	17.5%	9.0%	44,493	19.0%	9.2%

Total	$238,991	100.0%	5.8%	$234,427	100.0%	5.6%

Our variable-rate loans generally require monthly payments of principal and interest, reset on a quarterly basis, to amortize the principal over the remaining life of the loan. Fixed-rate loans generally require level monthly payments of principal and interest calculated to amortize the principal over the remaining life of the loan.

Industry Concentration

The distribution of our loans receivable by industry was as follows at December 31, 2012:

	Number of Loans	Cost (1)	% of Total Cost
	(Dollars in thousands)
Hotels and motels	261	$228,224	94.3%
Convenience stores/service stations	15	9,211	3.8%
RV Parks	3	1,996	0.8%
Services	16	866	0.4%
Restaurants	19	524	0.2%
Retail	4	335	0.1%
Other	14	970	0.4%

	332	$242,126	100.0%

(1)	Loan portfolio outstanding before loan loss reserves and deferred commitment fees.

Loan Portfolio Statistics

Information on our loans receivable was as follows:

	At December 31,
	2012	2011
	(Dollars in thousands)
Principal outstanding (1)	$242,126	$236,115
Weighted average interest rate	5.8%	5.6%
Average yield (2)	5.2%	5.8%
Weighted average contractual maturity in years	15.5	15.0
Hospitality industry concentration	94.3%	93.5%
Texas concentration (3)	14.7%	18.1%

(1)	Loans receivable outstanding before loan loss reserves and deferred commitment fees.
(2)

The calculation of average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average loans receivable outstanding.

(3)	No other state concentrations greater than or equal to 10% existed at December 31, 2012 or 2011.

Loans Funded

The following table is a breakdown of loans funded during the years indicated:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Commercial mortgage loans	$19,339	$4,680	$4,908	$2,425	$19,739
SBA 7(a) Program loans	34,822	33,672	33,532	28,010	10,971
SBA 504 Program loans (1)	-	-	-	-	3,877

Total loans funded	$54,161	$38,352	$38,440	$30,435	$34,587

(1)	Represents second mortgages originated through the SBA 504 Program which were repaid by certified development companies.

SBA Programs

General

We utilize programs established by the SBA to generate loan origination opportunities and provide us with a funding source as follows:

•	We have an SBLC that originates loans through the SBA 7(a) Program;
•	We have participated as a private lender in the SBA 504 Program which allowed us to originate first mortgage loans with lower loan-to-value ratios;
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

SBA 7(a) Program

The SBA 7(a) Program is the SBA’s primary loan program. In general, the SBA reduces risks to lenders by guaranteeing major portions of qualified loans made to small businesses. This enables lenders to provide financing to small businesses when funding may otherwise be unavailable or not available on reasonable terms. Accordingly, loans originated using the SBA 7(a) Program typically have less stringent underwriting requirements than loans originated under our other loan programs. These differences in underwriting will typically be related to the age of the property, required equity investment, limited business experience of the borrower and strength of guarantors.

Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements include, but are not limited to: (1) gross sales of the borrower cannot exceed size standards set by the SBA (i.e., $30.0 million for limited service hospitality properties) or alternatively average net income cannot exceed $5.0 million for the most recent two fiscal years, (2) liquid assets of the borrower and affiliates cannot exceed specified limits, (3) tangible net worth of the borrower must be less than $15.0 million, (4) the borrower must be a U.S. citizen or legal permanent resident and (5) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $3.75 million. Maximum maturities for SBA 7(a) Program loans are 25 years for real estate and 10 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. See “Item 1A. Risk Factors.”

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

SBA 504 Program

The SBA 504 Program assists small businesses in obtaining subordinated, long-term financing by guaranteeing debentures available through certified development companies (“CDCs”) for the purpose of acquiring land, building, machinery and equipment and for modernizing, renovating or restoring existing facilities and sites. A typical finance structure for an SBA 504 Program project would include a first mortgage covering 50% of the project cost from a private lender, a second mortgage obtained from a CDC covering up to 40% of the project cost and a contribution of at least 10% of the project cost by the principals of the small businesses being assisted. We typically require at least a 15% contribution of the equity in a project by our borrowers. The SBA does not guarantee the first mortgage. Although the total sizes of projects utilizing the SBA 504 Program are unlimited, currently the maximum amount of subordinated debt in any individual project is generally $5 million (or $5.5 million for certain projects). Typical project costs range in size from $1 million to $6 million.

SECONDARY MARKET LOAN SALES

Our SBA 7(a) subsidiary sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portions of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10% (“hybrid loan sales”). Prior to January 1, 2010, all of these types of transactions were recorded as sales (i.e., we recorded premium income) for accounting purposes. Effective January 1, 2010, due to a change in accounting rules, we were required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt) for the life of the loan and 100% of the loan is included in our loans receivable. We can no longer record premium income on these types of sales. Accordingly, cash premiums collected on hybrid loan sales are deferred and reflected as a liability on our consolidated balance sheet and amortized as a reduction to interest expense over the life of the loan. Deferred cash premiums at December 31, 2012 were $3.1 million.

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

EMPLOYEES

We employed 32 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2012. We have employment agreements with our two executive officers. Our operations are centralized in Dallas, Texas. We believe the relationship with our employees is good.

COMPETITION

When originating loans we compete with other specialty commercial lenders, SBA 7(a) lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans. Many of these competitors have greater financial and managerial resources than us, are able to provide services we are not able to provide (i.e., depository services), and may be better able to withstand the impact of economic downturns.

Variable-rate lending: For our variable-rate loan products, we believe we compete effectively on the basis of interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation in the marketplace, and greater responsiveness to renewal and refinancing requests from borrowers.

Fixed-rate lending: In the current market, borrowers are looking predominately for fixed-rate loans; however, our ability to offer fixed-rate loans is limited by our cost of capital and availability of funds.

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

The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced cyclical performance and significant fluctuations in the past that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:

•	Changes in national or regional economic conditions;
•	Changes in real estate market conditions due to changes in national, regional or local economic conditions or property market characteristics;
•	Disruptions in the credit markets including the asset-backed securitization market;
•	Competition from other properties;
•	Changes in interest rates and the condition of the debt and equity capital markets;
•	The ongoing need for capital repairs and improvements;
•	Increases in real estate tax rates and other operating expenses (including utilities);
•	A significant increase in gasoline prices in a short period of time;
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

Payment defaults and other credit risks in our investment portfolio may increase which may cause adverse effects on our cash flows, net income (loss) and ability to make distributions.

Recessionary economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the businesses we finance. As a result, payment defaults and other credit risks in our investment portfolio increased, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flows, results of operations and ability to make distributions.

Historically, we have not experienced significant losses for most of our real estate secured loans due to our borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors such as having recourse to the guarantors. However, due to the prolonged economic downturn and the current economic environment, we believe that in many instances, our borrowers’ equity in their properties has eroded and may further erode which may result in increased foreclosure activity and credit losses. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, losses may be substantial.

We may increase loan loss reserves due to general business and economic conditions and increased credit and liquidity risks which may continue to have an adverse effect on our financial performance; however, there can be no assurance that the loan loss reserves we establish will be sufficient.

The commercial real estate loans we originate are subject to the risks of default and foreclosure which could result in losses to us.

The commercial real estate loans we originate are collateralized by income-producing properties (primarily limited service hospitality properties) and we are subject to risks of default and foreclosure. In the event of a default under a mortgage loan, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the unpaid principal balance of the mortgage loan, which could have a material adverse effect on our cash flows from operations and net income (loss). If a borrower defaults on one of our commercial real estate loans and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we may suffer a loss. In addition to losses related to collateral deficiencies, during the foreclosure process we may incur costs related to the protection of our collateral including unpaid real estate taxes, legal fees, franchise fees, insurance and operating shortfalls to the extent the property is being operated by a court-appointed receiver.

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

Our ability to sell any properties we own as a result of foreclosure will be impacted by changes in economic and other conditions. Our ability to sell these properties and the prices we receive on their sale are affected by many factors, including but not limited to, the number of potential buyers, the condition of the property, the number of competing properties on the market and other market conditions. If we are required to hold a property for an extended period of time or choose to operate the property, it could have a negative impact on our results of operations and/or financial condition due to direct and indirect costs incurred and possible deterioration of the value of the collateral resulting in impairment losses.

There are significant risks in lending to small businesses.

Our loans receivable consist primarily of loans to small, privately-owned businesses. There is no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or macro economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to maintain the business, expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable from such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

We depend on the accuracy of information provided by potential borrowers and guarantors.

In deciding whether to extend credit or enter into transactions with potential borrowers and/or their guarantors, we rely on certain information furnished to us by or on behalf of potential borrowers and/or guarantors. We also rely on representations of potential borrowers and/or guarantors as to the accuracy of that information. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements or other information that is inaccurate or materially misleading.

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

There is typically no public market or established trading market for the loans we originate. Accordingly, the market value for our loans will typically be less than the estimated fair value of our loans. The illiquid nature of our loans may adversely affect our ability to dispose of such loans at times when it may be advantageous or necessary for us to liquidate such investments.

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

Our results of operations are impacted by the “spread” between the rate at which we borrow funds and the rate at which we loan these funds. During periods of changing interest rates, interest rate mismatches could negatively impact our results of operations, dividend yield, and the market price of our common shares.

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

Our results of operations are impacted by our ability to originate loans at favorable spreads over our cost of funds. In originating loans, we compete with other SBA 7(a) lenders, specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. As a result, we may not be able to originate sufficient loans at favorable spreads over our cost of funds, which would harm our results of operations and consequently, our ability to continue paying dividends at current or anticipated levels.

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

We sell the guaranteed portion of our SBA 7(a) Program loans and retain the credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA rules and in some instances SBA approval. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. There can be no assurance that we will not experience a loss due to significant deficiencies with our underwriting or servicing of SBA loans.

In certain instances, including liquidation or charge-off of an SBA guaranteed loan, we may have a receivable for the SBA’s guaranteed portion of legal fees, operating expenses, property taxes paid etc. related to the loan or the collateral (upon and subsequent to foreclosure). While we believe expenses incurred were justified and necessary for the care and preservation of the collateral and within the established rules of the SBA, there can be no assurance that the SBA will reimburse us. In addition, reimbursement from the SBA is a time consuming and lengthy process and the SBA may seek compensation from us related to reimbursement of expenses which it does not believe were necessary for the care and preservation of the loan or its collateral.

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

If we cannot continue originating and selling government guaranteed loans at current levels, we could experience a decrease in future servicing spreads and earned premiums. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation or fail to approve a budget that would have the effect of discontinuing, reducing availability of funds for, or changing loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline, as could the profitability of these loans.

First Western has been granted national PLP status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our financial condition and results of operations.

Our profitability may be impacted by the volume of SBA 7(a) Program loan originations.

As a result of our focus on the origination of SBA 7(a) Program loans, our income and ability to continue to pay dividends at current or anticipated levels is dependent upon the volume of our SBA 7(a) Program loan originations due to the ability to sell the government guaranteed portion of these loans. In originating SBA 7(a) Program loans, we compete with other SBA 7(a) lenders, specialty commercial lenders, banks, broker dealers, other REITs, savings and loan associations, insurance companies and other entities that originate loans, many of which have greater financial resources than us. Any reduction in the volume of these loan originations could negatively affect us.

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

Liquidity and Capital Resources Risks

In general, in order for us to repay indebtedness on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. These dispositions of assets could have a material adverse effect on our financial condition and results of operations.

If an event of default occurs under our revolving credit facility (“Revolver”), the lender is permitted to accelerate repayment of the outstanding obligation.

The occurrence of an event of default permits the lender under our Revolver to accelerate repayment of all amounts due and to terminate its commitment to lend thereunder. Our investments are predominantly long-term; therefore, if the Revolver is accelerated, we could be forced to reduce SBA 7(a) Program loan originations or to liquidate or otherwise dispose of assets at a time we would not ordinarily do so and/or at prices which we may not believe are reasonable. The existence of an event of default can restrict us from borrowing under our Revolver and from declaring dividends or other cash distributions to our shareholders. There can be no assurance that an event of default will not occur.

There are risks associated with our outstanding and future indebtedness.

At December 31, 2012, we had $56.2 million of debt (excluding $41.0 million of secured borrowings – government guaranteed loans on which payments are not due unless payments are received on the loans underlying them). This debt matures beginning in September 2013 and through 2035. We also issued $6.0 million of SBA debentures during March 2013. We will likely incur additional indebtedness in the future. Our ability to pay interest and repay the principal of our indebtedness when due is dependent upon our ability to manage our business operations, generate sufficient cash flows to service the debt and other factors described herein. There can be no assurance that we will manage these risks successfully.

In addition, we may have to refinance some or all of our outstanding debt as it matures. There is a risk that we may be not be able to refinance existing debt or refinance on terms at least as favorable as those that currently exist. Furthermore, if prevailing interest rates are higher at the time of refinancing, our interest expense would increase.

Turmoil in financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations or investments.

We rely upon access to capital markets as a source of liquidity to satisfy our working capital needs, grow our business and invest in loans. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate. Prolonged recent recessionary conditions, concentration in the limited service hospitality industry and increased loan losses could further limit access to these markets and may restrict us from continuing our current business strategy or implementing new business strategies.

To the extent credit and equity markets experience significant disruption, many businesses will be unable to obtain financing on acceptable terms, if at all. In addition, when equity markets experience rapid and wide fluctuations in value, credit availability could diminish or disappear. During periods of credit and equity market disruptions, our cost of borrowing may increase and it may be more difficult or impossible to obtain financing on acceptable terms.

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

We have borrowed funds and, as markets allow, intend to borrow additional funds for our capital needs. Private lenders and the SBA have fixed dollar claims on our assets superior to the claims of the holders of our common shares. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned on investments in excess of the interest rate on the funds obtained from borrowings would cause our net income (loss) and earnings (loss) per share to increase (decrease) more than they would without leverage, while any decrease in the interest rate earned by us on investments would cause net income (loss) and earnings per share to decline (increase) by a greater amount than they would without leverage. Leverage is thus generally considered a speculative investment technique.

Investment Risks – General

We have concentrations of investments which may negatively impact our financial condition and results of operations.

Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2012, our loans were 94% concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2012, 15% of our loans receivable were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2012. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing approximately 5% of our loans receivable at December 31, 2012. Any significant decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

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

Costs include both direct expenses and the indirect cost of management’s time which may be focused on strategic initiatives instead of oversight of our current business strategy and day-to-day operations. In addition, these costs of evaluating new business initiatives have been and may continue to be significant.

Costs incurred in conjunction with the evaluation of strategic initiatives and/or uncertain prospects may have a material adverse effect on our financial condition, results of operation and value of our common shares. The market price of our shares could be volatile as initiatives are explored.

Our Board of Trust Managers (“Board”) may change operating policies and strategies without shareholder approval or prior notice and such change could harm our business and results of operations and the value of our common shares.

Our Board has the authority to modify or waive our current operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common shares; however, the effect could be adverse.

Operating Risks

We have incurred net losses and may experience future net losses.

Our income (loss) from continuing operations and net income (loss) have been and continue to be adversely affected by, among other things, the economic environment, the costs of evaluating strategic alternatives and the selling of the government guaranteed portion of our SBA 7(a) loans as hybrids, which does not allow for recognition of cash premiums collected as income. We may incur additional (1) losses related to our loan portfolio and (2) costs related to strategic initiatives or alternatives that could materially and adversely affect our business, dividend distributions, results of operations, financial condition and/or the market value of our common shares.

Economic slowdowns, negative political events and changes in the competitive environment could adversely affect future operating results.

Several factors impact the hospitality industry. Most of the businesses to which we have made, or will make, loans are susceptible to economic slowdowns or recessions. Generally, during economic downturns there may be reductions in business travel and consumers take fewer vacations. In addition, the environment for travel can be significantly affected by a variety of factors including adverse weather conditions or natural disasters, health concerns, international, political or military developments and terrorist attacks. If revenue for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase. Bankruptcies, recessions, or other political or geopolitical events could continue to negatively affect our borrowers. Our non-performing assets may increase during these periods. These conditions could lead to additional losses in our portfolio and a decrease in our interest income, net income (loss) and the value of our assets.

We believe the risks associated with our operations are more severe during periods of economic slowdown or recession. Declining real estate values may further reduce the level of new mortgage loan originations, since borrowers often use existing property value increases to support investment in additional properties.

Borrowers may also be less able to meet their debt service, property taxes, insurance and/or franchise requirements (including required property improvement plans) if economic conditions do not further improve. Furthermore, declining commercial real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our exposure. Increased payment defaults, foreclosures and/or losses could adversely affect our results of operations, financial condition, liquidity, business prospects and our ability to make dividend distributions.

Many of our competitors have greater financial and managerial resources than us and are able to provide services that we are not able to provide (i.e., depository services). As a result of these competitors’ size and diversified income resources, they may be better able to withstand the impact of economic downturns.

There may be significant fluctuations in our quarterly results which may adversely affect our share price.

Our quarterly operating results fluctuate based on a number of factors, including, among others:

•	Interest rate changes;
•	Expenses related to REO or assets currently in the foreclosure process;
•	Expenses related to exploration of strategic alternatives or initiatives;
•	The amount of non-performing loans;
•	The volume, type and timing of loan originations and prepayments of our loans receivable;
•	Recognition and amount of premium, if any, on secondary market loan sales;
•	The recognition of gains or losses on investments;
•	The level of competition in our markets; and
•	General economic conditions, especially those which affect the hospitality industry.

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

Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, losses may be substantial.

If we lower our dividend, the market value of our common shares may decline.

The level of our dividend is established by our Board from time to time based on a variety of factors, including, but not limited to, actual and projected cash flows available for dividend distributions, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage, our loan portfolio performance and our ability to maintain a stable dividend considering the foregoing factors. Various factors could cause our Board to decrease our dividend level, including continued credit market dislocations, terms of our Revolver, borrower defaults resulting in a material reduction in our cash flows or material losses resulting from loan liquidations. If we lower our dividend, the market value of our common shares could be adversely affected.

Our stock price could become volatile and the market value of our common shares may decline.

Many of the risks stated herein could affect our share price. In addition, the timing of any public announcements such as management changes or initiation of strategic initiatives could affect our share price. Our shares are subject to speculation in the press and the analyst community. A significant drop in our share price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

We could be subject to compliance with environmental laws and regulations.

In general, we are not subject to environmental laws and regulations; however, our borrowers are subject to these laws. In conjunction with REO, we could be held responsible for environmental liabilities which we did not create. These liabilities, if incurred, could materially adversely affect our business, cash flow and liquidity.

We depend on our key personnel, and the loss of any of our key personnel could adversely affect our operations.

We depend on the diligence, experience and skill of our key personnel (two executive officers) who provide management services for the selection, acquisition, structuring, monitoring and sale of our portfolio assets and the borrowings used to acquire these assets. In addition, the loss of either of our executive officers would cause an event of default on our Revolver. The loss of either of our executive officers could harm our business, financial condition, cash flow and results of operations.

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

At any time, U.S. Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect our financial condition or results of operations. Ordinary REIT dividends are currently generally subject to higher tax rates applicable to ordinary income (a maximum rate of 35%) compared to standard long-term capital gains tax of 15% to 20% effective in 2013 and 15% to 20% (high income taxpayers) on dividends. This legislation may cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and may adversely affect the market price of our common shares.

The Americans with Disabilities Act of 1990 (“ADA”) requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and additional capital improvements to properties. In addition, new requirements are being added. A determination that our properties owned or the properties we finance are not in compliance with the ADA could result in imposition of fine by the U.S. Government to us or our borrowers or an award of damages to private litigants.

Legal proceedings in which we are, or may be, a party may adversely affect us.

We are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These typically arise in the ordinary course of business (i.e., collection of loans receivable). There exists the possibility that these proceedings and/or their resolution may have an adverse impact on our results of operations.

Changes in accounting standards may adversely impact our financial condition and/or results of operations.

As a company whose common shares are publicly traded, we are subject to the rules and regulations of the U.S. Financial Accounting Standards Board (“FASB”) related to generally accepted accounting principles (“GAAP”). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. In addition, the SEC is currently considering whether publicly traded companies in the U.S. should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of the current GAAP in the U.S. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board which are currently in effect for most other countries in the world. A change in any accounting standard could materially impact our reported financial condition and/or results of operations.

REIT Related Risks

Failure to qualify as a REIT would subject PMC Commercial to U.S. Federal income tax.

If a company meets certain income and asset diversification and income distribution requirements under the Code, it can qualify as a REIT and, to the extent the dividends paid deduction is utilized, corporate level Federal income taxes can be reduced or eliminated. We would be subject to corporate level Federal income tax if we were unable to comply with these requirements, including any available remedies. PMC Commercial is also subject to a non-deductible 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a REIT would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

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

To preserve PMC Commercial’s REIT status, our declaration of trust generally prohibits any shareholder from directly or indirectly owning more than 9.8% of any class or series of our outstanding common shares or preferred shares without specific waiver from our Board. The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

Our taxable income (loss) may substantially exceed our net income (loss) as determined based on GAAP because, for example, capital losses will be deducted in determining GAAP income, but may not be deductible in computing taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as excess non-cash income. Although some types of non-cash income are excluded in determining the 90% distribution requirement, we will incur Federal corporate income tax and the 4% excise tax with respect to any non-cash income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to incur debt, liquidate non-cash assets at rates or times that we regard as unfavorable or, if available, use cash reserves in order to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% excise tax in that year.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

Subject to certain restrictions, a REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary generally will pay income tax at regular corporate rates on any taxable income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December

31, 2012. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of our executive officers as of December 31, 2012:

Name	Age	Title
Jan F. Salit	62	President, Chief Executive Officer, Secretary and Treasurer
Barry N. Berlin	52	Executive Vice President and Chief Financial Officer

Jan F. Salit has been Chief Executive Officer, Secretary and Treasurer since October 2012. Mr. Salit was Chief Operating Officer and Treasurer from October 2008 to October 2012, Executive Vice President from June 1993 to October 2012, and Chief Investment Officer and Assistant Secretary from January 1994 to October 2012. Mr. Salit was also Executive Vice President of PMC Capital, Inc. from May 1993 to February 2004 and Chief Investment Officer and Assistant Secretary of PMC Capital, Inc. from March 1994 to February 2004. Mr. Salit has also been a member of the Board since October 2012.

Barry N. Berlin has been Executive Vice President since October 2008 and Chief Financial Officer since June 1993. Mr. Berlin was also Chief Financial Officer of PMC Capital, Inc. from November 1992 to February 2004. From August 1986 to November 1992, Mr. Berlin was an audit manager with Imber and Company, Certified Public Accountants. Mr. Berlin is a certified public accountant.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the NYSE MKT under the symbol “PCC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE MKT (previously NYSE Amex) and the regular dividends per share declared by us for each such period.

Quarter Ended	High	Low	Regular Dividends Per Share
December 31, 2012	$7.76	$6.06	$0.12
September 30, 2012	$8.25	$7.35	$0.16
June 30, 2012	$8.76	$7.50	$0.16
March 31, 2012	$9.00	$6.95	$0.16

December 31, 2011	$8.00	$6.84	$0.16
September 30, 2011	$8.56	$7.50	$0.16
June 30, 2011	$8.97	$8.19	$0.16
March 31, 2011	$9.45	$8.25	$0.16

On March 5, 2013, there were approximately 700 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on March 5, 2013 was $7.03.

Our shareholders are entitled to receive dividends when and as declared by our Board. In determining dividend policy, our Board considers many factors including, but not limited to, actual and projected cash flows available for dividend distribution, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment, competition, our ability to obtain leverage, our loan portfolio performance and our ability to maintain a stable dividend considering the foregoing factors. In order to maintain REIT status, PMC Commercial is required to pay out 90% of REIT taxable income. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any single factor such as REIT taxable income (loss) or earnings expectations.

During the fourth quarter of 2012, the Board determined that the quarterly cash dividend needed to be reduced in order to better align the dividend with core operations. As a result, the quarterly dividend was reduced from $0.16 per share to $0.12 per share for the fourth quarter of 2012. The Board increased the quarterly dividend from $0.12 per share to $0.125 per share for the first quarter 2013 dividend to be paid in April 2013. It is anticipated that this increased quarterly dividend has been established in an amount that can reasonably be expected to be maintained over the next year although no assurance can be given to that effect. To the extent necessary, the Board will adjust the dividend on a quarterly basis thereafter.

During 2012, due primarily to deductible expenses related to exploration of strategic alternatives, we had a taxable loss. Thus, all dividends were deemed to be non-taxable returns of capital.

We have a covenant within our Revolver that may limit our ability to pay out returns of capital as part of our dividends. This restriction has not historically limited the amount of dividends we have paid and management does not believe that it will restrict future dividend payments. See “Selected Financial Data” in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 and “Financial Statements and Supplementary Data” in Item 8 for additional information concerning dividends.

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

The line graph below compares the percentage change in the cumulative total shareholder return on our common shares of beneficial interest with the cumulative total return of the Russell 2000 and our Peer Group which consists of all publicly traded investment companies that have the primary focus of mortgage-backed security REITs and specialty finance REITs listed on the NYSE, NYSE MKT and the NASDAQ on which coverage is provided by SNL Financial LC for the period from December 31, 2007 through December 31, 2012 assuming an investment of $100 on December 31, 2007 and the reinvestment of dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

	December 31,
Index	2007	2008	2009	2010	2011	2012

PMC Commercial Trust	100.00	79.11	88.98	108.46	96.99	106.20
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
PMC Commercial Trust Peer Group	100.00	65.70	83.00	103.01	100.58	120.81

Source: SNL Financial LC

Item 6. SELECTED FINANCIAL DATA

The following is a summary of our Selected Financial Data as of and for the five years in the period ended December 31, 2012. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share information)
Total revenues (1)	$17,065	$16,076	$15,463	$16,267	$23,117
Total expenses (2)	$17,856	$11,270	$10,752	$10,377	$13,776
Income (loss) from continuing operations	$(1,356)	$4,692	$4,842	$6,057	$9,022
Discontinued operations (3)	$(823)	$(1,045)	$(545)	$704	$784
Net income (loss) (4)	$(2,179)	$3,647	$4,297	$6,761	$9,806

Basic weighted average common shares outstanding	10,585	10,570	10,554	10,573	10,767
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.44	$0.46	$0.57	$0.84
Net income (loss)	$(0.21)	$0.34	$0.41	$0.64	$0.91
Dividends declared, common	$6,353	$6,767	$6,757	$7,445	$10,908
Dividends per common share	$0.60	$0.64	$0.64	$0.705	$1.015
Net asset value per common share	$13.15	$13.97	$14.26	$14.45	$14.43
Return on total assets (5)	0.73%	2.96%	3.41%	4.15%	6.15%
Return on equity (6)	-1.53%	2.46%	2.85%	4.43%	6.33%

	At December 31,
	2012	2011	2010 (7)	2009	2008
	(In thousands)
Loans receivable, net (8)	$238,991	$234,427	$233,218	$196,642	$179,807
Retained interests in transferred assets	$773	$996	$1,010	$12,527	$33,248
Total assets	$247,707	$251,247	$252,127	$228,243	$227,524
Debt	$97,168	$95,861	$92,969	$68,509	$61,814
Total beneficiaries’ equity	$138,326	$146,836	$149,660	$151,558	$153,462

(1)

The decrease in total revenues and income from continuing operations from 2008 to 2010 is primarily due to declines in LIBOR. At December 31, 2012, 53% of our loans were based on LIBOR. In addition, due to a change in accounting rules effective January 1, 2010, our total revenues will fluctuate significantly based on Secondary Market Loan Sales and recorded premium income.

(2)	During 2012, includes $3.9 million related to the evaluation of strategic alternatives and $2.1 million of severance and related benefits expense.
(3)	We foreclosed on the underlying collateral of three hospitality properties during 2010 which generated significant operating and impairment losses during 2010, 2011 and 2012.
(4)

The decrease in net income (loss) from 2011 to 2012 is due primarily to costs associated with the evaluation of strategic alternatives of $3.9 million and severance and related benefits expense of $2.1 million during 2012.

(5)	Earnings (loss) before interest expense and income taxes as a percentage of average total assets
(6)	Earnings (loss) as a percentage of average total beneficiaries’ equity
(7)

Effective January 1, 2010, due to a change in accounting rules, the assets and liabilities of the off-balance sheet securitizations were consolidated. In addition, effective January 1, 2010, due to a change in accounting rules, proceeds received from legally sold portions of loans pursuant to Secondary Market Loan Sales (those sold for excess spread or those sold for a 10% cash premium and excess spread) are permanently treated as secured borrowings for the life of the loan.

(8)	Our loans receivable increased during 2010 primarily due to the consolidation of several previously off-balance sheet securitizations.

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

We are primarily a commercial mortgage lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business. Our outstanding loans are predominantly (94% at December 31, 2012) to borrowers in the hospitality industry.

We are organized as a REIT. Our loan underwriting is consistent and, among other things, typically requires (1) significant equity investments by the borrower in the property, (2) personal guarantees from the principals of the borrower, (3) operating experience by the borrower and (4) evidence of adequate repayment ability. We do not originate any “higher-risk” loans such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans or loans with initial teaser rates. We also do not originate any residential loans.

Our business of originating loans is affected by general commercial real estate fundamentals and the overall economic environment. We have designed our strategy to be flexible so that we can adjust our loan origination activities in anticipation of, and in reaction to, changes in the commercial real estate capital and property markets and the overall economy as well as changes to the specific characteristics of the underlying real estate assets that serve as collateral for the majority of our investments.

We are focusing our origination efforts on SBA 7(a) Program loans which require less capital due to the ability to sell the government guaranteed portion of such loans. We utilize the SBA 7(a) Program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors. The underwriting criteria of the SBA 7(a) Program are less stringent than our non-SBA 7(a) Program loan originations; thus, we are able to originate loans that we would not otherwise be able to originate as a result of the SBA guarantee.

We believe that our commercial lending business has strong long-term fundamentals. However, due to prolonged recessionary economic conditions, we have experienced, and may continue to experience, the following:

•	Loan origination limitations due to the lack of availability of longer-term liquidity;
•	Reduced operating margins due to lack of economies of scale;
•	Limited access to capital, and if such capital is available, at increased costs;
•	An increase in loan defaults;
•	An increase in modifications to loan terms and troubled debt restructurings;
•	An increase in the holding periods related to REO with a corresponding increase in expenses related to these assets;
•	An increase in loan loss reserves and asset impairments; and
•	Reduced cash available for distribution to shareholders, particularly as our portfolio yield was reduced by lower variable interest rates, scheduled maturities, prepayments and non-performing loans.

We seek to position ourselves to be able to take advantage of opportunities once market conditions permit and to maximize shareholder value over time. To do this, we will continue to focus on:

•	Enhancing cash flows from our investment portfolio;
•	Originating quality assets and earning interest and fees;
•	Paying dividends to our shareholders;

•	Increasing our volume of SBA 7(a) Program loan originations;
•	Repositioning and marketing of non-performing assets;
•	Exploring alternative financing sources; and
•	Developing an expanded business plan.

We believe that these are the appropriate steps to position us for long-term growth.

Business Strategy

The Board of Trust Managers (“Board”), with the assistance of executive management, has taken a proactive approach to developing our strategic growth initiatives that are being implemented to take advantage of our core competencies, capitalize on opportunities to drive long-term growth and maximize value for our shareholders.

We remain committed to enhancing our core operations by continuing to focus on maintaining and increasing our SBA 7(a) Program loan origination volume, placing a revised emphasis on our SBIC loan origination volume and increasing our loan originations outside of our SBA and SBIC programs. In 2011, the SBA 7(a) Program was modified to increase the maximum loan guarantee from 75% of up to $2.0 million to 75% of up to $5.0 million. Due to our limited amount of available capital, we refrained from taking advantage of this program enhancement. During the fourth quarter of 2012, we commenced an initiative to increase our originations of larger SBA 7(a) Program loans. We increased our marketing efforts to identify more loan origination opportunities for SBA eligible loans with a principal amount greater than $2.0 million. Due to the recent commencement of this initiative and increased competition, our marketing efforts to date have resulted in limited success and at December 31, 2012, we had two outstanding commitments for SBA 7(a) Program loans with a principal amount in excess of $2.0 million. Despite increased efforts, in many instances since either the opportunities did not meet our underwriting standards, the borrower did not meet SBA 7(a) Program eligibility requirements or the loan was able to be financed through more traditional lending sources, we have not yet been able to increase our larger balance SBA 7(a) Program loan originations as significantly as we hoped. However, we remain optimistic that our marketing efforts will result in additional larger balance SBA 7(a) Program loan origination opportunities.

Our portfolio continues to be predominantly comprised of variable-rate loans, which when combined with the historically low level of interest rates, has continued to negatively impact our results of operations. We should experience increased revenues if interest rates rise. While we believe that our current business plan has been successful and stable, it is our intention to embark on strategic growth initiatives to build shareholder value. In addition to executing organic growth opportunities through our SBA and SBIC lending platforms, we have also been exploring the potential for other opportunities for growth including obtaining alternative sources of capital, joint venture opportunities with third parties as well as complementary lines of business including leveraged property acquisitions, an agency or non-agency mortgage-backed security (“MBS”) purchase program and other non-lending real estate related investments that we believe could be accretive to value and provide a stronger growth platform. Costs associated with exploration of these opportunities will be incurred and could be material.

Based on our initial evaluation of our ability to develop either an agency or non-agency MBS purchase program, we determined that at this time, an MBS strategy would not be scalable and would have limited anticipated returns on investment due to our size. In addition, we evaluated strategies that involve acquiring properties (both hospitality and non-hospitality) through the utilization of leverage (leveraged property acquisitions). Based on current market conditions, including market acceptance of true “hybrid” REITs, while the metrics of the assets that may be available for acquisition could provide positive results, the time it would take to achieve critical mass combined with the risk of ownership and the potential for share price erosion due to lack of comparable REITs that have utilized a hybrid REIT structure, make this strategy too risky at this time. However, becoming a hybrid REIT may have a greater market acceptance in the future.

General Economic Environment

Commercial Real Estate and Lodging Industry

The recession subjected our borrowers to financial stress. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has eroded and may erode further which could result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of the individual borrowers and the limited service hospitality industry which may require the establishment of additional loan loss reserves and the effect on our results of operations and financial condition may be material. We continue to experience issues related to our borrowers including payment delinquencies, slow pays, insufficient funds payments, non-payment or lack of timely payment of real estate taxes and franchise fees, requests for payment deferrals and interest only periods, lack of cash flow, shortage of funds for franchise required improvements or maintenance issues jeopardizing continuation of franchises, terminating franchises, conversion to lesser franchises or independent status, deterioration of the physical property (our collateral), and declining property values. Typically, losses on real estate secured loans are not as significant as non-real estate secured loans due to the borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors.

As part of our efforts to assist those borrowers who are experiencing negative cash flows, we temporarily or permanently modified the terms of certain loans receivable or have allowed reduced payments. In some instances, we are not yet able to determine if these concessions were, or will be, sufficient to improve those borrowers’ cash flows such that future modifications will not be necessary. Additional modifications continue to occur to assist some of these borrowers. In other instances, borrowers have defaulted on their modified terms. We also have temporarily or permanently modified the terms of certain loans receivable or have allowed reduced payments to borrowers who have just recently begun experiencing negative cash flows. We believe that economic conditions have improved, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow is not currently sufficient to cover their debt service so that they are able to continue to make payments in accordance with their loan documents without capital investment.

During the recession, there was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. The increase was due in part to credit market turmoil and declining property cash flows and property values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation related to our borrowers (including those who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we have experienced, and will likely continue to experience, an increase in expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the condition of the property, the number of competing properties on the market, the length of time on the market and other market conditions. As a result of the challenging economic conditions, our holding periods for our REO have increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material. Currently, we are in the process of foreclosing on the collateral underlying three limited service hospitality properties.

Our provision for loan losses (excluding reductions and recoveries of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk (our loans receivable excluding SBA 7(a) loans receivable, subject to secured borrowings since the SBA has guaranteed payment of the principal) increased to 1.25% during 2012 from 0.40% during 2011. During 2012, our provision for loan losses increased to $1,934,000 from $460,000 in 2011. The predominant reason for the increase in provision for loan losses during 2012 was foreclosures of the underlying collateral of loans during 2012 and loans currently in the process of foreclosure. Realized losses of $333,000 and $257,000 during 2012 and 2011, respectively, were recognized upon liquidation of the collateral underlying loans. Based on loans currently in the process of foreclosure, we anticipate that realized losses during 2013 will be greater than losses realized during 2012. However, there can be no assurance that the foreclosure processes will be completed as expected (or be completed at all) or that the estimated liquidation value of the assets underlying these loans will not decline.

Liquidity

Our unsecured revolving credit facility (the “Revolver”) matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The amount available under the Revolver automatically increased from $35 million to $40 million on January 1, 2013.

We currently are targeting 2013 loan origination volume of between $55 million and $65 million of which $40 million to $50 million would be SBA 7(a) Program loans.

Lodging Industry Trends

Based on a forecast provided by leading lodging industry analyst PricewaterhouseCoopers LLP (“PwC”), as well as various other industry analysts, we anticipate that the overall fundamentals of the lodging industry will remain strong in 2013. Demand has exceeded supply growth resulting in industry pricing power and as a result, average daily rate (“ADR”) is expected to increase in all sectors of the lodging industry during 2013. PwC expects growth in occupancy and ADR to result in a 5.9% increase in revenue per available room (“RevPar”) in 2013.

For our borrowers, the stronger market (if achieved) could improve revenues that will benefit cash flow and the ability to cover their debt service. In addition, as the market rebounds, we would expect that values of hospitality properties will increase and become more stable and that there will be an increase in qualified buyers for our foreclosed properties.

However, there is concern that any positive trends could reverse quickly. With a pace of economic recovery that remains subdued, and political and economic uncertainties looming, it is possible that the United States could fall back into another recession.

Strategic Alternatives and Severance

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board established a special committee of all independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. The special committee hired a financial advisor to assist it in the evaluation. On a cumulative basis, we expensed $4,648,000 related to the evaluation of strategic alternatives.

The special committee and its advisors evaluated the indications of interest received and conducted a process that resulted in extensive discussions and due diligence with one interested party. The special committee ultimately determined that it was in the best interests of our shareholders to terminate such discussions.

The special committee and the Board determined, in connection with the strategic alternatives evaluation process, that it was in the best interests of our shareholders to continue to operate as an independent entity and focus aggressively on developing an expanded business plan to improve operating performance and long-term growth potential. Upon the recommendation of the special committee, the Board suspended the formal strategic alternative process in the fourth quarter of 2012 and the special committee was disbanded.

In addition, during the fourth quarter of 2012, we recorded a one-time severance charge of $2.1 million relating to a separation agreement with our previous Chief Executive Officer, Lance Rosemore. Jan Salit, previously our Chief Operating Officer and Chief Investment Officer, was promoted to Chief Executive Officer.

Secondary Market Loan Sales

General

During 2012, we sold $27.0 million of the guaranteed portion of SBA 7(a) Program loans. Beginning January 1, 2010, loans were sold for (1) cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan, (2) future servicing spreads averaging 188 basis points (including the 100 basis points required to be retained) and cash premiums of 10% (i.e., “hybrid loan sales or hybrid”) or (3) future servicing spreads averaging 438 basis points (including the 100 basis points required to be retained) and no cash premiums.

Effective January 1, 2010, due to a change in accounting rules, we are required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for future servicing spread and hybrid loan sales) as secured borrowings (debt) for the life of the loan and 100% of the loan is included in our loans receivable. We can no longer record premium income on these types of sales. On these loan sales, we receive a spread between the interest rate due to us from our borrowers and the rate payable to the purchasers of the guaranteed portions of the loans. Cash premiums collected on hybrid loan sales are deferred and reflected as a liability on our consolidated balance sheet and amortized as a reduction to interest expense over the life of the loan. Deferred cash premiums at December 31, 2012 were $3.1 million.

For tax purposes, since all Secondary Market Loan Sales are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until January 1, 2010. For tax purposes, we had gains of $994,000 during 2012 related to hybrid loan sales but did not recognize any gain for book purposes. For book purposes, the cash premium is amortized as a reduction of interest expense over the life of the loan using the interest method or fully amortized upon payoff of the loan. We record income as we receive the excess spread as we service the sold portion of the loan. When we sell loans and retain servicing spreads greater than 100 basis points, management believes that the value of the future servicing spreads retained was greater than the foregone cash premiums.

Our Secondary Market Loan Sales were as follows:

	Year Ended December 31, 2012
	Principal	Premium	Gain Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$18,473,000	$2,470,000	$1,889,000	$2,152,000
Hybrid	8,498,000	850,000	-	994,000
	$26,971,000	$3,320,000	$1,889,000	$3,146,000

	Year Ended December 31, 2011
	Principal	Premium	Gain Upon Sale
Type of Sale	Sold	Received	Book	Tax

Cash premium	$15,774,000	$1,728,000	$1,450,000	$1,654,000
Hybrid	11,638,000	1,164,000	-	1,399,000
	$27,412,000	$2,892,000	$1,450,000	$3,053,000

Based on the current level of cash premiums on the government guaranteed portion of SBA 7(a) Program loans, we expect the majority of our 2013 Secondary Market Loan Sales to be for a cash premium and the SBA required 1% servicing spread.

The following is a cash flow analysis of the difference between selling a loan for cash premium versus selling a loan for future excess spread versus selling a loan for a cash premium and future excess spread:

	Cash Premium	Servicing Spread	Hybrid
Loan amount	$1,000,000	$1,000,000	$1,000,000
Guaranteed portion of total loan	75.00%	75.00%	75.00%
Guaranteed loan amount	$750,000	$750,000	$750,000
Rate paid by borrower	6.00%	6.00%	6.00%
Rate paid to purchaser	5.00%	1.75%	4.00%
Total spread on sold portion of loan	1.00%	4.25%	2.00%
Premium percentage	14.00%	-	10.00%
Proceeds from sale	$855,000	$750,000	$825,000
Premium received	$105,000	$-	$75,000
Future servicing spread:
Estimated cash flow - Year 1	$7,400	$31,600	$14,900
Estimated cash flow - Initial 5 years	$35,700	$151,900	$71,500
Total cash from sale at the end of 5 years (1)	$890,700	$901,900	$896,500

(1)	Does not include the cash flow from the retained portion of the loan.

LOAN PORTFOLIO INFORMATION AND STATISTICS

General

Loans funded during 2012 and 2011 were $54.2 million and $38.4 million, respectively. We anticipate loan fundings to be between $55 million and $65 million during 2013. At December 31, 2012 and 2011, our outstanding commitments to fund new loans were $19.5 million and $14.3 million, respectively. The majority of our commitments are for SBA 7(a) Program loans with an interest rate based on the prime rate which provide an interest rate match with our present sources of funds. These loans also provide an SBA guarantee typically for 75% of the loan amount. We are also marketing to originate commercial mortgage loans through our SBICs or PMC Commercial.

We continue to actively monitor and manage our potential problem loans. In certain instances, where it is likely to maximize our return, we will consider restructuring loans. As we continue to pursue ways of improving our overall recovery and repayment on these loans, we may experience reductions in net investment income and cash flow. Liquidity for commercial properties including hospitality properties remains limited since banks remain hesitant to lend in some circumstances.

Loan Activity

In addition to our retained portfolio of $242.1 million at December 31, 2012, we service $71.4 million of aggregate principal balance remaining on Secondary Market Loan Sales that have been accounted for as sales. Since we retain a residual interest in the cash flows from our sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our retained portfolio and our Aggregate Portfolio (retained portfolio plus certain legally sold government guaranteed portions of SBA 7(a) Program loan sales which are not recorded on our balance sheet).

Information on our Aggregate Portfolio, including prepayment trends, was as follows:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Aggregate Portfolio (1)	$313,541	$297,453	$284,451	$273,687	$275,530

Loans funded	$54,161	$38,352	$38,440	$30,435	$34,587

Prepayments (2)	$20,181	$10,352	$10,830	$12,795	$68,556

% Prepayments (3)	6.8%	3.6%	4.0%	4.6%	21.0%

(1)	Portfolio outstanding before loan loss reserves and deferred commitment fees.
(2)	Does not include balloon maturities of SBA 504 Program loans.
(3)	Represents prepayments as a percentage of our Aggregate Portfolio outstanding as of the beginning of the applicable year.

Market Interest Rates

The net interest margin for our leveraged portfolio is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “net interest spread”). The interest rate yield curve caused margin compression (i.e., the margins we receive between the interest rate we charge our borrowers and the interest rate we are charged by our lenders have compressed). The margin compression lowers our profitability and may have an impact on our ability to maintain our dividend at the current or anticipated amounts.

On our variable-rate loans, we charge a spread over a base rate, either LIBOR or the prime rate which is effective on the first day of each quarter. For the first quarter of 2013, the LIBOR and prime rates are 0.31% and 3.25%, respectively. The prime rate has remained unchanged during the last three years. Historically, the LIBOR base rates were as follows:

	2012	2011	2010

First Quarter	0.58%	0.30%	0.25%
Second Quarter	0.47%	0.30%	0.29%
Third Quarter	0.46%	0.25%	0.53%
Fourth Quarter	0.36%	0.37%	0.29%
Average	0.47%	0.31%	0.34%

Most of our loans receivable ($200.2 million) and our debt ($80.0 million) are based on LIBOR or the prime rate. On the net difference of $120.2 million between our variable-rate loans and debt, interest rate changes will have an impact on our future earnings.

Loans Receivable Rollforwards

The following table summarizes our loan activity for the five-year period ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans receivable, net - beginning of year	$234,427	$233,218	$196,642	$179,807	$165,969
Loans originated - funded (1)	54,161	38,352	38,440	30,435	34,587
Loans originated - non-cash (1)	1,225	1,172	31,261	32,563	21,363
Principal reductions (1)	(47,035)	(37,247)	(28,691)	(39,636)	(42,026)
Loans transferred to REO (2)	(1,481)	(409)	(4,040)	(4,948)	-
Other adjustments (3)	(2,306)	(659)	(394)	(1,579)	(86)

Loans receivable, net - end of year	$238,991	$234,427	$233,218	$196,642	$179,807

(1)	See detailed information below.
(2)	Loans on which the collateral was foreclosed upon and the assets were subsequently classified as REO.
(3)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans originated and principal reductions for the five-year period ended December 31, 2012 was as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans Originated:
Loans Funded:
Commercial mortgage loans	$19,339	$4,680	$4,908	$2,425	$19,739
SBA 7(a) Program loans	34,822	33,672	33,532	28,010	10,971
SBA 504 Program loans (1)	-	-	-	-	3,877

Total loans funded	54,161	38,352	38,440	30,435	34,587

Non-cash Loan Originations:
2003 Joint Venture (2)	-	-	-	19,993	-
Off balance sheet reconsolidations (3)	-	-	-	12,570	21,363
Previously unconsolidated off balance sheet entities (4)	-	-	27,936	-	-
Loans originated to facilitate the sales of REO	1,225	1,172	3,325	-	-

Total non-cash loan originations	1,225	1,172	31,261	32,563	21,363

Total loans originated	$55,386	$39,524	$69,701	$62,998	$55,950

Principal Reductions (5):
Prepayments	$15,691	$8,357	$9,716	$5,600	$27,938
Proceeds from the sale of SBA 7(a) Program loans (6)	18,473	15,774	7,692	24,996	4,059
Scheduled principal payments	12,871	13,116	11,283	9,040	5,330
Balloon maturities of SBA 504 Program loans	-	-	-	-	4,699

Total principal reductions	$47,035	$37,247	$28,691	$39,636	$42,026

(1)	Represents second mortgages originated through the SBA 504 Program which are repaid by certified development companies.
(2)	We attained, but did not exercise, our “clean-up call” provision resulting in securitized loans which were previously off-balance sheet being included in our loans receivable.
(3)	We exercised our “clean-up call” provisions resulting in securitized loans which were previously off-balance sheet being included in our loans receivable.
(4)	Due to a change in accounting rules effective January 1, 2010, securitized loans which were previously off-balance sheet were consolidated and included in our loans receivable.
(5)	Does not include principal reductions for loans transferred to REO.
(6)	During 2010, 2011 and 2012, represents proceeds from the sale of the government guaranteed portion of SBA 7(a) Program loans sold solely for cash premiums due to a change in accounting rules.

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

PORTFOLIO QUALITY

Our provision for loan losses (excluding reductions and recoveries of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject To Credit Risk was 1.25% and 0.40% during 2012 and 2011, respectively. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, losses may be substantial.

During the five-year period ended December 31, 2012, our aggregate provision for loan losses, net, was $4.5 million or 46 basis points per year based on the five-year average of our Loans Receivable Subject To Credit Risk. Our total loan loss reserves as a percentage of our weighted average Loans Receivable Subject to Credit Risk were 1.70% at December 31, 2012.

The following table represents an aging of our Loans Receivable Subject to Credit Risk (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs (commitment fees)) at December 31, 2012:

Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$198,282	97.1%	$170,429	96.8%	$27,853	98.8%
Between 30 and 59 days delinquent (2)	2,824	1.4%	2,482	1.4%	342	1.2%
Between 60 and 89 days delinquent	1	-	-	-	1	-
Over 89 days delinquent (3)	3,111	1.5%	3,111	1.8%	-	-

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

(1)	Includes $7.6 million of loans classified as troubled debt restructurings which are current at December 31, 2012 based on revised note terms.
(2)

Includes $2.3 million of loans classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying an SBA 7(a) Program loan – a limited service hospitality property – with a principal balance of $211,000 (excluding the government guaranteed portion as it sold as a hybrid).

(3)	Loans are classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying these loans – two limited service hospitality properties.

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

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs (commitment fees)):

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	-	-	-	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.6%
OAEM	3,354	1.6%	3,317	1.8%	37	0.1%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

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

Currently, we are in the process of foreclosing on the collateral underlying three limited service hospitality properties – two which are located in Wyoming and one which is located in Wisconsin. Completion of the foreclosure process for the Wyoming properties is expected during the second or third quarter of 2013 while completion of the foreclosure process for the Wisconsin property is expected during the fourth quarter of 2013.

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

Determination of Loan Loss Reserves

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are troubled debt restructurings and loans identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of the underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Appraisals are ordered on a case-by-case basis when management believes that the economics of the property warrant that a current appraisal be performed. We generally obtain FIRREA appraisals from certified appraisers from national companies. Management uses appraisals as tools in conjunction with other determinants of collateral value as described above to estimate collateral values, not as the sole determinant of value due to the current economic environment. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined based on many factors and is unique to each individual loan. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry (and further to the limited service segment of the hospitality industry), our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the exposure to loss to determine the general or specific reserve for that loan and the ultimate determination as to whether the loan is considered impaired.

The general loan loss reserve is established when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to outstanding loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history, general economic conditions and more specifically current trends in the limited service hospitality industry.

Upon sale of the government guaranteed portion of a SBA 7(a) Program loan, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan. At December 31, 2012, the aggregate discounts on the retained portions of our SBA 7(a) Program loans were $2.1 million. In addition, in establishing general reserves on our loan portfolio, the SBA 7(a) retained portion of our loans are separately evaluated and general reserve percentages applied are typically higher to address the potential for greater loss upon liquidation of the underlying collateral on the unguaranteed SBA 7(a) Program loan portfolio.

Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations may be material.

Valuation of REO and Impaired Loans

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

We have a quarterly review process to identify and evaluate potential exposure to impairment losses on our REO. This evaluation uses management’s judgment of the estimated fair value of our REO. Adjustments to the carrying value are generally based on management’s assessment of the appraised value of the collateral, tax assessed value of the collateral, operating statistics to the extent available and/or discussions with potential purchasers and third-party brokers and are recorded as impairment losses in discontinued operations on our consolidated statements of income (loss).

Management’s estimation of the fair value of our impaired loans is a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its assets. In general, quoted market prices from active markets for the identical asset (Level 1 inputs), if available, should be used to value an asset. If quoted prices are not available for the identical asset, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar assets in active markets or for identical or similar assets in markets that are not active (i.e., markets in which there are few transactions for the asset, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our impaired loans and we utilize other methodologies to value the asset such as appraisal information and tax assessed value of the collateral, thus there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs for the asset that are used to measure fair value when observable inputs are not available. These inputs include management’s assessment of the appraised value of the collateral, tax assessed value of the collateral and/or operating statistics to the extent available. Adjustments to the carrying value of impaired loans are recorded as loan loss reserves.

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

Origination fees and direct loan origination costs, net, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using a method which approximates the effective interest method. Direct origination costs include broker fees paid, if any, and capitalization of allocated payroll costs in originating the loan.

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

Premium Income

We sell the government guaranteed portion of our SBA 7(a) Program loans to investors. These government guaranteed portions may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) future servicing spread greater than 1% and no cash premium or (3) future servicing spread greater than 1% and a 10% cash premium. The government guaranteed portion of loans sold for a cash premium and the minimum 1%

required servicing spread are recorded as sales (i.e., we record premium income) for accounting purposes. We are required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for excess spread and those sold for a cash premium and excess spread) as secured borrowings (a liability on our consolidated balance sheet) for the life of the loan. To the extent secured borrowings include cash premiums, these premiums are amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance is fully amortized when the loan is repaid in full.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Overview

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(In thousands)
Total revenues	$17,065	$16,076	$989	6.2%
Total expenses	$17,856	$11,270	$6,586	58.4%

Income (loss) from continuing operations	$(1,356)	$4,692	$(6,048)	(128.9%)
Net income (loss)	$(2,179)	$3,647	$(5,826)	(159.7%)

Revenues increased during 2012 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) Program loans and an increase in interest income while our expenses increased during 2012 primarily due to (1) costs associated with evaluating strategic alternatives of $3,870,000, (2) severance and related benefits expense related to the departure of our chief executive officer of $2,114,000 and (3) an increase in net provision for loan losses of $1,474,000 primarily related to our limited service hospitality properties currently in the process of foreclosure.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income increased 2.3% to $13,896,000 during 2012 compared to $13,571,000 during 2011. Our weighted average loans receivable increased 2.1% to $238.2 million during 2012 compared to $233.2 million during 2011. In addition, the weighted average interest rate increased from 5.6% at December 31, 2011 to 5.8% at December 31, 2012. At December 31, 2012, 83% of our loans had variable interest rates. For the first quarter of 2013 (set on January 1, 2013), the base LIBOR decreased to 0.31% from 0.36% (set on October 1, 2012) during the fourth quarter of 2012. As a result, assuming no change in our outstanding LIBOR-based loans, we would have a reduction of $52,000 in interest income on an annual basis.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. We record premium income at the time of sale for those sales solely for cash premiums and the SBA required 1% servicing spread. We sold more loans for solely cash premiums and the SBA required 1% servicing spread during 2012 than 2011. In addition, there was improvement in the market for Secondary Market Loan Sales. The average premium collected on cash sales increased to 13.4% during 2012 compared to 11.0% in 2011.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. Our premium income increased to $1,889,000 during 2012 from $1,450,000 during 2011.

Secondary Market Loan Sales were as follows:

	2012		2011
Type of Sale	Principal Sold	Cash Premium Received	Principal Sold	Cash Premium Received

Cash premium	$18,473,000	$2,470,000	$15,774,000	$1,728,000
Hybrid	8,498,000	850,000	11,638,000	1,164,000

	$26,971,000	$3,320,000	$27,412,000	$2,892,000

We expect that during 2013 we will sell the majority of our loans for solely cash premiums and the SBA required 1% servicing spread.

Other income consisted of the following:

	Years Ended December 31,
	2012	2011
	(In thousands)
Servicing income	$499	$399
Prepayment fees	279	118
Loan related income - other	221	196
Retained interests in transferred assets	189	215
Other	92	127

	$1,280	$1,055

We earn fees for servicing loans sold into the secondary market. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market (for cash premiums and the SBA required 1% servicing spread) and decrease over time as scheduled principal payments and prepayments occur on loans with an associated servicing asset.

Prepayment fee income is dependent upon a number factors and is not generally predictable as the volume and mix of loans prepaying is not known.

Interest Expense

Interest expense consisted of the following:

	Years Ended December 31,
	2012	2011
	(In thousands)
Secured borrowings	$1,201	$752
Junior subordinated notes	1,034	986
Debentures payable	731	552
Revolver	459	457
Structured notes payable	21	854
Other	92	92

	$3,538	$3,693

The weighted average cost of our funds decreased to 3.5% during 2012 compared to 3.8% during 2011.

Secured borrowings increase as we sell SBA 7(a) Program loans for excess servicing spreads. Interest expense on our secured borrowings will likely continue to increase unless we sell loans solely for cash and the 1% SBA required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $38.6 million during 2012 compared to $28.0 million during 2011. The weighted average interest rate on our secured borrowings was 3.7% at December 31, 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $145,000 and $209,000 during 2012 and 2011, respectively.

Interest expense on SBA debentures increased due to the issuance of $5.0 million of debentures in September 2011 and $4.0 million in August 2012. We issued $6.0 million of debentures in March 2013.

We amended our Revolver during June 2011. The interest rate was reduced to prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The weighted average balance outstanding under our Revolver was $16.1 million during 2012 compared to $14.1 million during 2011.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of the notes. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012.

Other Expenses

General and administrative expense increased $117,000 (5.8%) during 2012 compared to 2011. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $2,065,000 during 2012 from $1,933,000 during 2011 primarily due to an increase in corporate legal fees. Expenses related to assets currently in the process of foreclosure were $62,000 during 2012 compared to $77,000 during 2011. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers. Expenses incurred during 2012 primarily relate to two limited service hospitality properties which are currently in receivership. The foreclosure process is expected to be completed during the second or third quarter of 2013. We expect these costs to continue, and likely increase, until the foreclosure processes are completed. Once complete, costs associated with foreclosed properties are included in discontinued operations.

During 2012, we expensed $3,870,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs compared to $778,000 during 2011. Costs during 2012 consisted of $2,398,000 in legal fees, $537,000 of investment advisory fees, $503,000 of due diligence costs, $399,000 in trust manager fees and $33,000 of other expenses. On a cumulative basis, we expensed $4,648,000 related to the evaluation of strategic alternatives consisting of $2,892,000 in legal fees, $668,000 of investment advisory fees, $503,000 of due diligence costs, $552,000 in trust manager fees and $33,000 of other expenses. The special committee was dissolved during December of 2012; thus, we do not anticipate significant additional costs related to the evaluation of these strategic alternatives. However, we are currently exploring other opportunities for growth and we may incur significant costs.

Severance and related benefits expense of $2,114,000 is related to the separation of our former chief executive officer during the fourth quarter of 2012. This severance expense represents payments due to Mr. Lance B. Rosemore pursuant to his separation agreement.

Our provision for loan losses, net was $1,934,000 during 2012 compared to $460,000 during 2011. Our provision for loan losses, net, during 2012 was comprised of a net provision for loan losses of $2,401,000 offset by recoveries of $467,000. Recoveries represent cash proceeds from collections on personal loan guarantees. Our provision for loan losses primarily relates to limited service hospitality properties classified as troubled debt restructurings, including properties currently in the process of foreclosure. Our reserves are categorized as follows:

	At December 31,
	2012	2011
Specific	$1,535,000	$563,000
General	1,878,000	1,249,000

	$3,413,000	$1,812,000

Realized losses of $333,000 and $257,000 during 2012 and 2011, respectively, were recognized upon liquidation of the collateral underlying loans. Based on loans currently in the process of foreclosure, we anticipate that realized losses during 2013 will be greater than losses realized during 2012. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material.

Income tax provision (included in continuing operations and discontinued operations) was $451,000 during 2012 compared to $114,000 during 2011 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $1,995,000 during 2012 compared to $1,420,000 during 2011. See – “Taxable Income.” The increase primarily relates to increased interest income and recoveries of loan losses of our SBIC subsidiary.

Discontinued Operations, Net of Tax

	Years Ended December 31,
	2012	2011
	(In thousands)
Net operating losses	$(582)	$(690)
Net gains (losses) on sales of real estate	(15)	532
Impairment losses	(341)	(887)
Income tax benefit	115	-

Discontinued operations, net of tax	$(823)	$(1,045)

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

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during 2012 primarily relate to a retail establishment acquired in the third quarter of 2009 which continues to experience declines in its value. During 2011, our impairment losses were primarily related to a full service hospitality property. The property had experienced significant operating losses, was in need of major capital improvements and had been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in value.

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

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. We record premium income at the time of sale for those sales solely for cash premiums and the SBA required 1% servicing spread. Our premium income increased from $709,000 during 2010 to $1,450,000 during 2011. During 2011, we sold more loans for solely cash premiums and thus recorded more income than in the prior year.

Secondary Market Loan Sales were as follows:

	2011		2010
Type of Sale	Principal Sold	Cash Premium Received	Principal Sold	Cash Premium Received
Cash premium	$15,774,000	$1,728,000	$7,736,000	$758,000
Servicing spread	-	-	6,188,000	-
Hybrid	11,638,000	1,164,000	14,521,000	1,452,000

	$27,412,000	$2,892,000	$28,445,000	$2,210,000

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination.

Other income consisted of the following:

	Years Ended December 31,
	2011	2010
	(In thousands)
Servicing income	$399	$344
Retained interests in transferred assets	215	163
Loan related income	196	226
Prepayment fees	118	378
Other	127	106

	$1,055	$1,217

Interest Expense

Interest expense consisted of the following:

	Years Ended December 31,
	2011	2010
	(In thousands)
Junior subordinated notes	$986	$994
Structured notes	854	1,296
Secured borrowings	752	398
Debentures payable	552	498
Revolver	457	698
Other	92	132

	$3,693	$4,016

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

Our weighted average secured borrowings increased to $28.0 million during 2011 compared to $13.0 million during 2010. Interest expense on our secured borrowings will continue to increase unless we sell the government guaranteed portion of SBA 7(a) Program loans solely for cash and the 1% SBA required servicing spread or we experience significant prepayments.

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

Income tax benefit (provision) was a provision of ($114,000) during 2011 compared to a benefit of $131,000 during 2010 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $1,420,000 during 2011 compared to $1,480,000 during 2010.

Discontinued Operations, Net of Tax

Our discontinued operations consisted of the following:

	Years Ended December 31,
	2011	2010
	(In thousands)
Net gains on sales of real estate	$532	$78
Impairment losses	(887)	(325)
Net operating losses	(690)	(298)

Discontinued operations, net of tax	$(1,045)	$(545)

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

SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2012
	Revenues	Income (Loss) From Continuing Operations	Net Income (Loss)	Earnings (Loss) Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$3,787	$(6)	$(155)	$(0.01)	(1)
Second Quarter	3,964	(93)	(415)	(0.04)	(2)
Third Quarter	4,864	645	473	0.04	(3)
Fourth Quarter	4,450	(1,902)	(2,082)	(0.20)	(4)

	$17,065	$(1,356)	$(2,179)	$(0.21)

	Year Ended December 31, 2011
	Revenues	Income From Continuing Operations	Net Income	Earnings Per Share
	(In thousands, except earnings per share and footnotes)
First Quarter	$4,056	$1,124	$916	$0.09	(5)
Second Quarter	3,847	1,235	1,339	0.13	(6)
Third Quarter	3,809	1,232	733	0.07	(7)
Fourth Quarter	4,364	1,101	659	0.05	(8)

	$16,076	$4,692	$3,647	$0.34

(1)	Includes $850,000 in expenses related to exploration of strategic alternatives.
(2)	Includes $1,352,000 in expenses related to exploration of strategic alternatives.
(3)	Includes $1,421,000 in expenses related to exploration of strategic alternatives.
(4)

Includes $2,114,000 in severance and related benefits related to the separation agreement with our chief executive officer and $247,000 in expenses related to exploration of strategic alternatives. Also includes $1,288,000 in provision for loan losses.

(5)	Includes losses from discontinued operations of $210,000 from net operating losses of our REO properties.
(6)

Includes losses from discontinued operations, net, of $104,000, comprised of net operating losses of our properties included in REO of $442,000 and impairment losses on our REO of $232,000 partially offset by net gains on sale of real estate of $570,000 resulting primarily from the recognition of previously deferred gains on property sales we financed.

(7)	Includes impairment losses on our REO of $418,000.
(8)	Includes $717,000 in expenses related to exploration of strategic alternatives and losses from discontinued operations of $442,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Years Ended December 31,
	2012	2011	Change
	(In thousands)
Cash used in operating activities	$(1,775)	$(4,062)	$2,287
Cash provided by investing activities	$2,809	$13,101	$(10,292)
Cash used in financing activities	$(6,306)	$(5,179)	$(1,127)

Operating Activities

As a REIT, our earnings are typically used to fund our dividends. Since operating cash flows also include lending activities, it is necessary to adjust our cash flow from operating activities for our lending activities to determine coverage of our dividends from operations. Therefore, we adjust net cash used in operating activities to “Modified Cash.” Management believes that our modified cash available for dividend distributions (“Modified Cash”) is a more appropriate indicator of operating cash coverage of our dividend payments than cash flow from operating activities. Modified Cash is calculated by adjusting our cash from operating activities by (1) the change in operating assets and liabilities and (2) loans funded, held, for sale, net of proceeds from sale of guaranteed loans and principal collected on loans (“Operating Loan Activity”). Modified Cash, a non-GAAP financial measurement, is one of the factors used by our Board in its determination of dividends and their timing. In respect to our dividend policy, we believe that the disclosure of Modified Cash adds additional transparency to our dividend calculation and intentions. However, Modified Cash may differ significantly from dividends paid due to the Board’s dividend policy regarding returns of capital, timing differences between book income (loss) and taxable income (loss) and timing of payment of dividends to eliminate or reduce Federal income taxes or excise taxes at the REIT level.

The following reconciles net cash flow used in operating activities to Modified Cash:

	Years Ended December 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(1,775)	$(4,062)
Change in operating assets and liabilities	(4,075)	534
Operating Loan Activity	6,912	8,764

Modified Cash	$1,062	$5,236

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During 2012 and 2011, dividends paid were greater than Modified Cash by $5,690,000 and $1,551,000, respectively. Our Modified Cash during 2012, after adjusting for expenses related to the evaluation of strategic alternatives and severance and related benefits expenses, was $7,046,000, which is greater than dividends paid by $294,000. To the extent we need working capital to fund any shortfall in operating cash flows to cover our dividend distribution, we would borrow the funds from our Revolver or use funds from the repayment of principal on our loans receivable.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During 2011, the primary source of funds was principal collected on loans receivable in excess of loans funded of $7,659,000. During 2012, our primary use of funds was loans funded in excess of principal collected on loans receivable of $214,000. Our loans funded which are included in investing activities increased from $12,002,000 during 2011 to $28,036,000 during 2012. The increase in loans funded is primarily related to loans funded of our SBIC subsidiaries financed primarily using SBIC debentures. Included within principal collected on loans are principal prepayments of $15,691,000 and $8,357,000 during 2012 and 2011, respectively. Prepayments are dependent upon a number of factors and are not generally predictable. We expect that principal collections on our loans will continue to be our primary source of funds from investing activities. During 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes. During 2011, we received cash proceeds from our unconsolidated subsidiary of $1,373,000 when our lessee exercised its fixed purchase option.

Based on our outstanding loan portfolio at December 31, 2012, our estimated collection of scheduled principal payments in 2013 is approximately $12.8 million. Of this, approximately $10.2 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $2.6 million would be used to repay secured borrowings and for working capital of our SBICs. We anticipate net funding needs between $25 million and $28 million during 2013 after sale of the government guaranteed portion of the SBA 7(a) Program loans. To the extent our loan origination liquidity needs were to exceed our principal repayments, we would use the Revolver and/or issue SBIC debentures to fund the shortfall.

Financing Activities

We used funds from financing activities during 2012 and 2011 primarily to pay dividends of $6,752,000 and $6,787,000, respectively. We received proceeds from the issuance of $4.0 million and $5.0 million in SBIC debentures during 2012 and 2011, respectively. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during 2012 and 2011 were $8,498,000 and $11,639,000, respectively. These proceeds will fluctuate year-to-year based on management’s decisions to sell loans for solely cash premiums, as hybrids or for servicing spread. To the extent we sell the government guaranteed portion of SBA 7(a) Program loans as hybrids, proceeds from Secondary Market Loan Sales included in financing activities will increase.

Sources and Uses of Funds

Liquidity Summary

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) proceeds from principal and interest payments, including prepayments, (2) borrowings under the Revolver, (3) Secondary Market Loan Sales and (4) issuance of SBIC debentures. We believe these sources of funds will be sufficient to meet our liquidity requirements.

Sources of Funds

In general, we need liquidity to originate new loans and repay principal and interest on our debt. Our operating revenues are typically utilized to pay our operating expenses, interest and dividends. We have been utilizing principal collections on loans receivable, proceeds from Secondary Market Loan Sales, issuance of SBIC debentures and borrowings under our Revolver as our primary sources of funds.

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

Our unsecured Revolver matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. The amount available under the Revolver automatically increased on January 1, 2013 from $35 million to $40 million. The Revolver requires us to meet certain covenants which among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant. During June 2012, we amended our Revolver to reduce the minimum beneficiaries’ equity covenant. The covenant was amended from $142.0 million to $134.5 million from October 1 to December 31, 2012 and $132.0 million from January 1, 2013 and thereafter. In addition, the loss of either of our named executive officers would cause an event of default on our Revolver. At December 31, 2012, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

If we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due and terminate its commitment to lend thereunder. Any such event may have a material adverse effect on our liquidity, the value of our common shares and our ability to pay dividends to our shareholders. In the event of a default on the Revolver, we will rely on Modified Cash, principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under the Revolver or identify other sources of funds at an acceptable cost, if at all.

We have commitments from the SBA for the issuance of $11.0 million in SBIC debentures. We issued $6.0 million of these SBIC debentures during March 2013. A commitment for an additional $5.0 million of debentures was requested during the second quarter of 2012 which would be used to fund loans within one of our SBICs. This commitment has not yet been approved. There can be no assurance that this commitment will be approved.

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

As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2013, we anticipate that our Modified Cash will be utilized to fund our expected 2013 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt.

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of the principal and interest on our debt. Our outstanding commitments to fund new loans were $19.5 million at December 31, 2012, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $3.9 million related to the $15.0 million of SBA 7(a) Program loan commitments outstanding; however, the government guaranteed portion of the SBA 7(a) Program loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. We anticipate that fundings during 2013 will range from $55 million to $65 million, of which $40 million to $50 million will be originations under the SBA 7(a) Program.

There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold pursuant to Secondary Market Loan Sales. In these instances, our liquidity is negatively affected in the short-term.

We have $4.2 million of SBIC debentures which mature in September 2013 and expect these debentures to be repaid using any SBIC cash on hand, our Revolver, or through issuance of new SBA debentures.

We have a liability for borrower advances of $5.9 million at December 31, 2012. In general, as part of our monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. When distributions are requested and approved, these borrower advances represent a use of funds which we expect to be paid with cash on hand and/or our Revolver.

Severance payments of approximately $1.8 million are due as a result of the separation agreement with our Chief Executive Officer. The majority of these payments are expected to be paid within the next six months and are anticipated to be funded with cash on hand and/or our Revolver.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During 2012, the sources of funds for our dividend distributions of $6.8 million were Modified Cash of $1.1 million and principal collections on our loans receivable and borrowings under our Revolver of $5.7 million.

SEASONALITY

Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise temporarily in the winter months due primarily to reductions in business travel and consumer vacations.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following summarizes our contractual obligations at December 31, 2012:

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands, except footnotes)
Debt:
SBIC debentures payable	$17,190	$4,190	$4,000	$-	$9,000
Secured borrowings - government guaranteed loans (2)	37,909	1,717	2,281	2,446	31,465
Revolver	11,900	-	11,900	-	-
Junior subordinated debt (3)	27,070	-	-	-	27,070

Interest:
Debt (4)	37,173	3,395	5,592	4,981	23,205

Other Contractual Obligations:
Borrower advances	5,942	5,942	-	-	-
Executive employment agreements (5)	2,364	788	1,576	-	-
Severance and related benefits	1,806	1,806	-	-	-
Operating lease (6)	465	211	254	-	-
Consulting services former CEO	42	42	-	-	-

Total contractual cash obligations	$141,861	$18,091	$25,603	$7,427	$90,740

(1)

Does not include $3.0 million of cumulative non-redeemable preferred stock of subsidiary (valued at $900,000 on our consolidated balance sheet) and related dividends (recorded as interest expense) of $90,000 annually.

(2)

Principal payments are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan losses. No payment is due unless payments are received from the borrowers on the underlying loans. Excludes deferred premiums which do not represent a future outlay of cash since they are amortized over the life of the loan as a reduction to interest expense.

(3)	The junior subordinated notes may be redeemed at our option, without penalty, and are subordinated to PMC Commercial’s existing debt.
(4)

Calculated using the variable rate in effect at December 31, 2012. For our Revolver, assumes current balance outstanding through maturity date. For the secured borrowings, does not include deferred premiums which have no associated interest expense.

(5)	Represents minimum payments required under executive employment agreements.
(6)	Represents future minimum lease payments under our operating lease for office space.

Our commitments at December 31, 2012 are summarized as follows:

		Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(In thousands)
Loan commitments	$19,522	$19,522	$-	$-	$-

See Note 17 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.

RISK MANAGEMENT

In conducting our business, we are exposed to a range of risks including:

•	Market risk which is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates;
•	Credit risk which is the risk of loss due to an individual borrower’s unwillingness or inability to pay its obligations;
•	Operations risk which is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unseen catastrophes;
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

RELATED PARTY TRANSACTIONS

We entered into an agreement with our former chief executive office for consulting services in October 2012. The term of the consulting services is one year with payments aggregating $50,000. Payments during 2012 to the former executive for consulting services totaled $8,333.

DIVIDENDS

During 2012, our dividends were declared as follows:

Record Date	Date Paid	Amount Per Share
March 30, 2012	April 9, 2012	$0.16
June 29, 2012	July 9, 2012	0.16
September 28, 2012	October 9, 2012	0.16
December 31, 2012	January 7, 2013	0.12

		$0.60

Our shareholders are entitled to receive dividends when and as declared by our Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment, our ability to obtain leverage, our loan portfolio performance and our ability to maintain a stable dividend considering the foregoing factors. Consequently, the dividend rate on a quarterly basis will not necessarily correlate directly to any individual factor.

During the fourth quarter of 2012, the Board determined that the quarterly cash dividend needed to be reduced in order to better align the dividend with core operations. As a result, the quarterly dividend was reduced from $0.16 per share to $0.12 per share for the fourth quarter of 2012. The Board increased the quarterly dividend from $0.12 per share to $0.125 per share for the first quarter 2013 dividend to be paid in April 2013. It is anticipated that this increased quarterly dividend has been established in an amount that can reasonably be expected to be maintained over the next year although no assurance can be given to that effect. To the extent necessary, the Board will adjust the dividend on a quarterly basis thereafter.

During 2012, due primarily to deductible expenses related to exploration of strategic alternatives, we had a taxable loss. Thus, all dividends were deemed to be non-taxable returns of capital.

We have a covenant within our Revolver that may limit our ability to pay our returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid.

TAXABLE INCOME

REIT taxable income (loss) is a financial measure that is presented to assist investors in analyzing our performance and is one of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The following reconciles net income (loss) to REIT taxable income (loss):

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(2,179)	$3,647	$4,297
Book/tax differences:
Gains related to real estate	-	(235)	387
Strategic alternatives	(678)	678	-
Impairment losses	300	804	317
Severance accrual (payments)	1,777	(100)	(33)
Amortization and accretion	(188)	(68)	(102)
Loan valuation	1,403	184	(241)
Other, net	157	8	(174)

Subtotal	592	4,918	4,451

Adjustment for TRS net loss (income), net of tax	(840)	(131)	340
Dividend distribution from TRS	-	1,000	300

REIT taxable income (loss)	$(248)	$5,787	$5,091

Distributions declared	$6,353	$6,767	$6,757

Basic weighted average common shares outstanding	10,585	10,570	10,554

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

To the extent our taxable REIT subsidiaries distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2012, approximately $6.7 million of taxable earnings were accumulated. We distributed $2.0 million of earnings from our taxable REIT subsidiaries to PMC Commercial during 2008, $0.3 million during 2010 and $1.0 million during 2011.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income (loss) and taxable REIT subsidiaries’ (“TRS’s”) taxable income (net of income tax expense) is materially different than our net income (loss). The following table reconciles our net income (loss) to our Taxable Income (Loss), Net of Current Tax Expense:

	Year Ended December 31, 2012
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income (loss)	$(2,179)	$(3,019)	$840
Book vs. tax timing differences	3,926	2,771	1,155	(1)

Taxable income (loss)	1,747	(248)	1,995
Current income tax expense	(821)	-	(821)

Taxable Income (Loss), Net of Current Tax Expense	$926	$(248)	$1,174

	Year Ended December 31, 2011
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$3,647	$3,516	$131
Book vs. tax timing differences	3,560	2,271	1,289	(1)

Taxable income	7,207	5,787	1,420
Special item (2)	(450)	(450)	-
Special item (3)	(678)	(678)	-
Dividends paid from TRS to REIT	(1,000)	(1,000)	-

Taxable income adjusted for dividend	5,079	3,659	1,420
Current income tax expense	(483)	-	(483)

Taxable Income, Net of Current Tax Expense	$4,596	$3,659	$937

(1)	Includes $1,257,000 and $1,603,000 of originated timing differences during 2012 and 2011, respectively, related to Secondary Market Loan Sales and income tax expense.
(2)	Recognition of deferred gain for tax purposes on a property previously owned by our off-balance sheet variable interest entity.
(3)	Timing difference related to non-deductible expenses related to strategic alternatives.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in various market metrics. We are subject to market risk including liquidity risk, real estate risk and interest rate risk as described below. Although management believes that the quantitative analysis on interest rate risk below is indicative of our sensitivity to interest rate changes, it does not adjust for other potential changes including, among other things, credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our financial condition and net income (loss). Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

LIQUIDITY RISK

Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. We are subject to changes in the debt and collateralized mortgage markets. These markets are continuing to experience disruptions, which could continue to have an adverse impact on our earnings and financial condition.

Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions have increased the cost and reduced the availability of financing sources. The market for trading and issuance in ABS continues to experience disruptions resulting from reduced investor demand for these securities and increased investor yield requirements. In light of these market conditions, we expect to finance our loan portfolio in the short-term with our current capital, SBIC debentures and the Revolver.

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our retained portfolio:

	Years ended December 31,
	2012	2011
Provision for Loan Losses	(In thousands)
As reported (1)	$2,505	$826
Annual loan losses increase by 50 basis points (2)	3,509	1,860
Annual loan losses increase by 100 basis points (2)	4,513	2,894

(1)	Excludes reductions of loan losses and recoveries
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average Loans Receivable Subject To Credit Risk, for the periods indicated.

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

At December 31, 2012, our loans were 83% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $200.2 million of variable-rate loans at December 31, 2012. The estimated fair value of our variable-rate loans ($182.8 million at December 31, 2012) is dependent upon several factors including changes in interest rates and the market for the type of loans that we have originated.

We had $42.0 million and $45.0 million of fixed-rate loans at December 31, 2012 and 2011, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At December 31, 2012 and 2011, we had $200.2 million and $191.1 million of variable-rate loans, respectively, and $80.0 million and $82.7 million of variable-rate debt, respectively. On the difference between our variable-rate loans outstanding and our variable-rate debt ($120.2 million and $108.4 million at December 31, 2012 and 2011, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2012 and 2011, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would have reduced net income (or increased net loss) by approximately $300,000 and $271,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would only be beneficial to fix our cost of funds and hedge against rising interest rates.

DEBT

Our debt was comprised of junior subordinated notes, secured borrowings – government guaranteed loans, SBIC debentures and the Revolver at December 31, 2012. At December 31, 2012 and 2011, $17.2 million and $13.2 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our fixed-rate debt is comprised of SBIC debentures. Our variable-rate debt is based on LIBOR and the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2012, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $800,000.

The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2012 and 2011.

December 31, 2012

	Years Ending December 31,					Thereafter	Carrying Value	Fair Value (1)
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$-	$4,000	$-	$-	$9,000	$17,190	$18,027

Variable-rate debt (LIBOR and prime based) (3) (4)	1,932	13,173	1,312	1,353	1,397	60,811	79,978	75,499

Totals	$6,122	$13,173	$5,312	$1,353	$1,397	$69,811	$97,168	$93,526

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2012 was 4.5%.
(3)

Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.

(4)	The weighted average interest rate of our variable-rate debt at December 31, 2012 was 3.3%.

December 31, 2011

	Years Ending December 31,					Thereafter	Carrying Value	Fair Value (1)
	2012	2013	2014	2015	2016
	(Dollars in thousands)
Fixed-rate debt (2)	$-	$4,181	$-	$4,000	$-	$5,000	$13,181	$13,763

Variable-rate debt (LIBOR and prime based) (3) (4)	6,104	869	18,697	929	961	55,120	82,680	78,205

Totals	$6,104	$5,050	$18,697	$4,929	$961	$60,120	$95,861	$91,968

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2011 was 5.0%.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, management determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December  31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information at December 31, 2012 with respect to our common shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

	(a)	(b)	(c)

			Number of common shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))
Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options

Equity incentive plans	112,500	$8.21	231,250

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

Schedule IV - Mortgage Loans on Real Estate

(3)	Exhibits -

See Exhibit Index beginning on page E-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PMC Commercial Trust
By:	/s/ Jan F. Salit
Jan F. Salit, President

Dated March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAN F. SALIT	Chairman of the Board of Trust	March 18, 2013
Jan F. Salit	Managers, President, Chief
Executive Officer and
Secretary (Principal
Executive Officer)

/s/ BARRY N. BERLIN	Chief Financial Officer and	March 18, 2013
Barry N. Berlin	Executive Vice President
(Principal Financial and
Principal Accounting Officer)

/s/ NATHAN COHEN	Trust Manager	March 18, 2013
Nathan Cohen

/s/ DR. MARTHA ROSEMORE MORROW	Trust Manager	March 18, 2013
Dr. Martha Rosemore Morrow

/s/ BARRY A. IMBER	Trust Manager	March 18, 2013
Barry A. Imber

/s/ IRVING MUNN	Trust Manager	March 18, 2013
Irving Munn

PMC COMMERCIAL TRUST AND SUBSIDIARIES

FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trust Managers of

PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 18, 2013

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$125,515	$133,327
SBIC commercial mortgage loans receivable	47,153	32,153
SBA 7(a) loans receivable, subject to secured borrowings	38,349	30,476
SBA 7(a) loans receivable	27,974	22,997
Commercial mortgage loans receivable, subject to structured notes payable	-	15,474

Loans receivable, net	238,991	234,427
Cash and cash equivalents	1,230	6,502
Real estate owned	739	1,259
Restricted cash and cash equivalents	-	2,233
Other assets	6,747	6,826

Total assets	$247,707	$251,247

LIABILITIES AND EQUITY

Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$41,008	$32,546
Junior subordinated notes	27,070	27,070
SBIC debentures payable	17,190	13,181
Revolving credit facility	11,900	17,800
Structured notes payable	-	5,264

Debt	97,168	95,861
Borrower advances	5,942	3,863
Accounts payable and accrued expenses	4,078	2,095
Dividends payable	1,293	1,692

Total liabilities	108,481	103,511

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,125,883 and 11,110,883 shares issued at December 31, 2012 and 2011, respectively; 10,589,554 and 10,574,554 shares outstanding at December 31, 2012 and 2011, respectively	111	111
Additional paid-in capital	153,072	152,934
Net unrealized appreciation of retained interests in transferred assets	278	394
Cumulative net income	173,917	176,096
Cumulative dividends	(184,151)	(177,798)

Beneficiaries’ equity before treasury stock	143,227	151,737

Less: Treasury stock; at cost, 536,329 shares at December 31, 2012 and 2011	(4,901)	(4,901)

Total beneficiaries’ equity	138,326	146,836

Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	139,226	147,736

Total liabilities and equity	$247,707	$251,247

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Interest income	$13,896	$13,571	$13,537
Premium income	1,889	1,450	709
Other income	1,280	1,055	1,217

Total revenues	17,065	16,076	15,463

Expenses:
Salaries and related benefits	4,273	4,329	3,927
Strategic alternatives	3,870	778	-
Interest	3,538	3,693	4,016
General and administrative	2,127	2,010	2,168
Severance and related benefits	2,114	-	-
Provision for loan losses, net	1,934	460	641

Total expenses	17,856	11,270	10,752

Income (loss) before income tax benefit (provision) and discontinued operations, net of tax	(791)	4,806	4,711

Income tax benefit (provision)	(565)	(114)	131

Income (loss) from continuing operations	(1,356)	4,692	4,842

Discontinued operations, net of tax	(823)	(1,045)	(545)

Net income (loss)	$(2,179)	$3,647	$4,297

Weighted average shares outstanding:
Basic	10,585	10,570	10,554

Diluted	10,585	10,584	10,570

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.13)	$0.44	$0.46
Discontinued operations, net of tax	(0.08)	(0.10)	(0.05)

Net income (loss)	$(0.21)	$0.34	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(2,179)	$3,647	$4,297

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	(5)	223	240
Realized gains included in net income (loss)	(111)	(105)	(24)

Change in net unrealized appreciation of retained interests in transferred assets	(116)	118	216

Comprehensive income (loss)	$(2,295)	$3,765	$4,513

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except share and per share data)

	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity

Balances, January 1, 2010	10,548,354	$111	$152,611	$325	$167,686	$(164,274)	$(4,901)	$900	$152,458

Net unrealized appreciation	-	-	-	216	-	-	-	-	216
Cumulative effect adjustment	-	-	-	(265)	466	-	-	-	201
Share-based compensation expense	9,700	-	134	-	-	-	-	-	134
Shares issued through exercise of stock options	1,500	-	11	-	-	-	-	-	11
Dividends ($0.64 per share)	-	-	-	-	-	(6,757)	-	-	(6,757)
Net income	-	-	-	-	4,297	-	-	-	4,297

Balances, December 31, 2010	10,559,554	111	152,756	276	172,449	(171,031)	(4,901)	900	150,560

Net unrealized appreciation	-	-	-	118	-	-	-	-	118
Share-based compensation expense	15,000	-	178	-	-	-	-	-	178
Dividends ($0.64 per share)	-	-	-	-	-	(6,767)	-	-	(6,767)
Net income	-	-	-	-	3,647	-	-	-	3,647

Balances, December 31, 2011	10,574,554	111	152,934	394	176,096	(177,798)	(4,901)	900	147,736

Net unrealized depreciation	-	-	-	(116)	-	-	-	-	(116)
Share-based compensation expense	15,000	-	138	-	-	-	-	-	138
Dividends ($0.60 per share)	-	-	-	-	-	(6,353)	-	-	(6,353)
Net loss	-	-	-	-	(2,179)	-	-	-	(2,179)

Balances, December 31, 2012	10,589,554	$111	$153,072	$278	$173,917	$(184,151)	$(4,901)	$900	$139,226

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,179)	$3,647	$4,297
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment losses	341	887	325
Net losses (gains) on sales of real estate	19	(532)	(78)
Deferred income taxes	(218)	(369)	(645)
Provision for loan losses, net	1,934	460	641
Allowance for accounts receivable	170	-	-
Unrealized premium adjustment	1,431	1,441	1,501
Amortization and accretion, net	(153)	(135)	231
Share-based compensation	138	178	134
Capitalized loan origination costs	(348)	(260)	(316)
Loans funded, held for sale	(26,125)	(26,350)	(27,602)
Proceeds from sale of guaranteed loans	18,473	15,774	-
Principal collected on loans	740	1,812	427
Loan fees remitted, net	(73)	(81)	(20)
Change in operating assets and liabilities:
Borrower advances	2,079	401	1,104
Accounts payable and accrued expenses	1,922	(614)	272
Other liabilities	60	(25)	(54)
Other assets	14	(296)	(321)

Net cash used in operating activities	(1,775)	(4,062)	(20,104)

Cash flows from investing activities:
Loans funded	(28,036)	(12,002)	(10,838)
Principal collected on loans receivable	27,822	19,661	20,572
Principal collected on retained interests in transferred assets	107	132	200
Purchase of furniture, fixtures, and equipment	(33)	(31)	-
Proceeds from sales of real estate owned, net	716	415	2,373
Proceeds from (investment in) unconsolidated subsidiary	-	1,373	(1,024)
Release of (investment in) restricted cash and cash equivalents, net	2,233	3,553	(1,024)

Net cash provided by investing activities	2,809	13,101	10,259

Cash flows from financing activities:
Proceeds from issuance of common shares	-	-	11
Proceeds from (repayment of) revolving credit facility, net	(5,900)	4,000	(9,200)
Proceeds from issuance of SBIC debentures	4,000	5,000	-
Payment of principal on structured notes payable	(5,265)	(16,893)	(5,404)
Proceeds from secured borrowings - government guaranteed loans	8,498	11,639	28,445
Payment of principal on secured borrowings - government guaranteed loans	(740)	(1,812)	(427)
Redemption of redeemable preferred stock of subsidiary	-	-	(2,000)
Payment of borrowing costs	(147)	(326)	-
Payment of dividends	(6,752)	(6,787)	(6,776)

Net cash provided by (used in) financing activities	(6,306)	(5,179)	4,649

Net increase (decrease) in cash and cash equivalents	(5,272)	3,860	(5,196)

Cash and cash equivalents, beginning of year	6,502	2,642	7,838

Cash and cash equivalents, end of year	$1,230	$6,502	$2,642

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Business

PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) was organized in 1993 as a Texas real estate investment trust (“REIT”). Our common shares of beneficial interest (“Common Shares”) are traded on the NYSE MKT (symbol “PCC”). We primarily obtain income from the yield and other related fee income earned on our investments from our lending activities. To date, these investments have principally been in the hospitality industry.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”). We consolidate entities that we control as well as variable interest entities (“VIEs”) for which we are the primary beneficiary. A VIE is an entity for which control is achieved through means other than voting rights. An entity should consolidate a VIE if that entity will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. To the extent we do not have a majority voting interest, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of any VIE for which we are not the primary beneficiary. All material intercompany balances and transactions have been eliminated.

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

ASC topic 820 Update 2011-04 (“ASC 2011-04”); Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP, was issued in May 2011. This ASU provided additional guidance on fair value measurements and required additional fair value disclosures including quantitative and qualitative information for recurring Level 3 fair value measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. This ASU was effective for interim and annual periods beginning after December 15, 2011. As a result of adopting the amendments in ASC 2011-04, we provided additional fair value disclosure as considered necessary.

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

Real Estate Owned (“REO”)

REO consists of properties acquired by foreclosure in partial or total satisfaction of non-performing loans. REO acquired in satisfaction of a loan is recorded at estimated fair value less estimated costs to sell the property at the date of foreclosure. Any excess of the carrying value of the loan over the estimated fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value of the loan is recorded as gain on foreclosure within discontinued operations when title to the property is obtained. Subsequent to foreclosure, REO is valued at the lower of cost or market. Any impairment losses and operating costs subsequent to foreclosure are recorded within discontinued operations.

Cash and Cash Equivalents

We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Generally, we maintain cash and cash equivalents in accounts in excess of federally insured limits with a financial institution. We regularly monitor the financial institution and do not believe a significant credit risk is associated with the deposits in excess of federally insured amounts.

Restricted Cash and Cash Equivalents

Represented the collection and cash reserve accounts required to be held on behalf of the structured noteholders as collateral pursuant to the securitization transaction documents. Cash reserve accounts were required to be used to repay the structured noteholders pursuant to the transaction documents.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Origination fees and direct loan origination costs, net, are deferred and recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method. Direct origination costs include broker fees paid, if any, and capitalization of allocated payroll costs in originating the loan.

For loans recorded with a Retained Loan Discount, these discounts are recognized as an adjustment of yield over the life of the related loan receivable using the effective interest method.

Premium Income

We sell the government guaranteed portion of our SBA 7(a) Program loans to investors. These government guaranteed portions may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) future servicing spread greater than 1% and no cash premium or (3) future servicing spread greater than 1% and a 10% cash premium. The government guaranteed portion of loans sold for a cash premium and the minimum 1% SBA required servicing spread are recorded as sales (i.e., we record premium income). Premium income represents the difference between the relative fair value attributable to the sale of the government guaranteed portion of a loan originated under the SBA 7(a) Program for a cash premium and the SBA required 1% servicing spread and the principal balance (cost) allocated to the loan. We are required to permanently treat certain of the proceeds received from legally sold portions of loans (those loans sold solely for excess spread and those sold for a cash premium and excess spread) as secured borrowings (a liability on our consolidated balance sheet) for the life of the loan. To the extent secured borrowings include cash premiums, these premiums are amortized as a reduction to interest expense over the life of the loan using the effective interest method and any remaining balance is fully amortized when the loan is repaid in full.

Other Income

Other income consists primarily of servicing income, prepayment fees, income from retained interests in transferred assets and other loan related income. Servicing income represents the fees we receive for servicing the sold portion of our SBA 7(a) Program loans and is recognized as revenue when the services are performed. Historically, we also recorded servicing income for fees received for servicing loans of our off-balance sheet securitizations. Prepayment fees are recognized as revenue when loans are prepaid and the fee is received. Income from retained interests in transferred assets represents the accretion (recognized using the effective interest method) on our retained interests which is determined based on estimates of future cash flows. Other loan related fees, including late fees, are recognized as revenue when chargeable, assuming collectibility is reasonably assured.

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

We have established a policy on classification of penalties and interest related to audits of our Federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of income before income tax benefit (provision) and discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense and interest paid or received will be recorded in interest expense or interest income, respectively, in the consolidated statements of income (loss).

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) per Share (“EPS”)

EPS is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted EPS includes the dilutive effect, if any, of share-based compensation awards.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Share-Based Compensation Plans

We have options outstanding and issue restricted shares under share-based compensation plans described more fully in Note 14. We use fair value recognition provisions to account for all awards granted, modified or settled.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve determination of loan loss reserves and valuation of our real estate owned.

Note 2. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Commercial mortgage loans	$128,401	$134,835
SBIC commercial mortgage loans	47,621	32,416
SBA 7(a) loans, subject to secured borrowings	37,909	30,151
SBA 7(a) loans	28,196	23,238
Commercial mortgage loans, subject to structured notes payable (1)	-	15,474

Total loans receivable	242,127	236,114
Add/(deduct):
Deferred capitalized costs, net	277	125
Loan loss reserves	(3,413)	(1,812)

Loans receivable, net	$238,991	$234,427

(1)	We repaid the remaining 2003 Joint Venture structured notes on February 15, 2012.

Commercial mortgage loans

Represents the loans held by the parent company, PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal; therefore, no loan loss reserves are recorded on the $37.9 million and $30.2 million, respectively, of government guaranteed portions of these SBA 7(a) loans included in loans receivable at December 31, 2012 and 2011.

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of Retained Loans Discounts of $2.1 million and $1.6 million at December 31, 2012 and 2011, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial mortgage loans, subject to structured notes payable

Represented loans contributed to a special purpose entity in exchange for a subordinated financial interest in that entity. The collateral of the structured notes payable included these loans. The structured notes were repaid on February 15, 2012.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2012, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2012 and 2011, 15% and 18%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2012 or 2011. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing approximately 5% of our loans receivable at December 31, 2012. Any significant decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject To Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings, as the SBA has guaranteed payment of principal on these loans). Balances are prior to loan loss reserves and deferred capitalized costs, net.

December 31, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$198,282	97.1%	$170,429	96.8%	$27,853	98.8%
Between 30 and 59 days delinquent (2)	2,824	1.4%	2,482	1.4%	342	1.2%
Between 60 and 89 days delinquent	1	-	-	-	1	-
Over 89 days delinquent (3)	3,111	1.5%	3,111	1.8%	-	-

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

(1)	Includes $7.6 million of commercial mortgage loans classified as troubled debt restructurings which are current at December 31, 2012 based on revised note terms.
(2)

Includes $2.3 million of loans classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying an SBA 7(a) Program loan – a limited service hospitality property - with a principal balance of $211,000 (excluding the government guaranteed portion as it was sold as a hybrid).

(3)	Loans are classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying these loans – two limited service hospitality properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$202,217	98.2%	$179,497	98.2%	$22,720	97.7%
Between 30 and 59 days delinquent	1,224	0.6%	1,090	0.6%	134	0.6%
Between 60 and 89 days delinquent	696	0.3%	696	0.4%	-	-
Over 89 days delinquent (2)	1,826	0.9%	1,442	0.8%	384	1.7%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

(1)	Includes $6.3 million of loans classified as troubled debt restructurings which were current based on revised note terms. Of these loans, $5.6 million were paying interest only.
(2)	Includes a $1.4 million loan on which the borrowers filed for Chapter 11 Bankruptcy. We were classified as a secured creditor in the bankruptcy proceedings.

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

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred commitment fees):

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	-	-	-	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$189,836	92.2%	$167,397	91.6%	$22,439	96.6%
OAEM	3,354	1.6%	3,317	1.8%	37	0.1%
Substandard	10,790	5.2%	10,569	5.8%	221	1.0%
Doubtful	1,983	1.0%	1,442	0.8%	541	2.3%

	$205,963	100.0%	$182,725	100.0%	$23,238	100.0%

Our provision for loan losses (excluding reductions and recoveries of loan losses) as a percentage of our weighted average Loans Receivable Subject To Credit Risk was 1.25% and 0.40% during 2012 and 2011, respectively. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

During the five-year period ended December 31, 2012, our aggregate provision for loan losses, net, was approximately $4.5 million or 46 basis points per year based on the five-year average of our Loans Receivable Subject To Credit Risk. Our total loan loss reserves as a percentage of our weighted average Loans Receivable Subject To Credit Risk were 1.70% at December 31, 2012.

The activity in our loan loss reserves was as follows:

	Year Ended December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	2,505	2,219	286
Reduction of loan losses	(104)	(70)	(34)
Recoveries	(467)	(467)	-
Principal balances written-off, net	(333)	(161)	(172)

Balance, end of year	$3,413	$2,850	$563

Recoveries represent cash proceeds from collections on personal loan guarantees to the extent there is a deficiency after foreclosure of the real property collateral and to the extent cash received does not exceed realized losses taken on the property.

	Year Ended December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,609	$1,303	$306
Provision for loan losses	826	429	397
Reduction of loan losses	(366)	(342)	(24)
Principal balances written-off	(257)	(61)	(196)

Balance, end of year	$1,812	$1,329	$483

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,257	$1,055	$202
Provision for loan losses	1,019	607	412
Reduction of loan losses	(378)	(309)	(69)
Consolidation of the 2000 Joint Venture and the 1998 Partnership reserves	184	184	-
Principal balances written-off	(473)	(234)	(239)

Balance, end of year	$1,609	$1,303	$306

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loan Data

Information on those loans considered to be impaired was as follows:

	At December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,927	$10,049	$878
Impaired loans expected to be fully recoverable (1)	2,244	2,123	121

Total impaired loans (2)	$13,171	$12,172	$999

Loan loss reserves	$1,535	$1,382	$153

	At December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$7,411	$7,027	$384
Impaired loans expected to be fully recoverable (1)	846	689	157

Total impaired loans (3)	$8,257	$7,716	$541

Loan loss reserves	$563	$372	$191

	At December 31, 2010
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$687	$419	$268
Impaired loans expected to be fully recoverable (1)	228	228	-

Total impaired loans (4)	$915	$647	$268

Loan loss reserves	$219	$25	$194

(1)	Balances represent our recorded investment. For 2012 and 2011, includes loans classified as troubled debt restructurings.
(2)

The unpaid principal balance of our impaired commercial mortgage loans was $12,704,000 at December 31, 2012. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $362,000 at December 31, 2012.

(3)

The unpaid principal balance of our impaired commercial mortgage loans was $7,940,000 at December 31, 2011. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $593,000 at December 31, 2011.

(4)

The unpaid principal balance of our impaired commercial mortgage loans was $678,000 at December 31, 2010. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $288,000 at December 31, 2010.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$9,895	$9,116	$779

Interest income on impaired loans	$372	$359	$13

	Year Ended December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,176	$7,610	$566

Interest income on impaired loans	$290	$271	$19

	Year Ended December 31, 2010
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$4,317	$3,558	$759

Interest income on impaired loans	$114	$89	$25

Our recorded investment in Non-Accrual Loans at December 31, 2012 of $5,768,000 was comprised of an $855,000 SBA 7(a) Program loan and $4,913,000 of commercial mortgage loans. Included within the non-accrual SBA 7(a) loan is the government guaranteed portion of $634,000 (i.e., the loan has a related secured borrowing as it was sold as a hybrid) on which we have no credit loss exposure. The collateral securing the majority of our Non-Accrual Loans at December 31, 2012 is currently in the process of foreclosure. Our recorded investment in Non-Accrual Loans at December 31, 2011 of $1,820,000 was comprised of $384,000 of SBA 7(a) Program loans and $1,436,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2012 or 2011.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on our troubled debt restructurings was as follows at December 31, 2012 and 2011:

	December 31, 2012
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$10,049	$10,531	$854	$846
Troubled debt restructurings without reserves	2,123	2,172	-	-

Total troubled debt restructurings	$12,172	$12,703	$854	$846

Number of loans	8		1

Loan loss reserves	$1,382		$130

(1)

The SBA 7(a) loan recorded investment and unpaid principal balance includes the government guaranteed portion of $634,000 on which we have no credit loss exposure. This loan is no longer complying with its modified terms, including lack of required payments. We are currently in the process of foreclosing on the collateral underlying this loan.

Loans with a recorded investment at December 31, 2012 of $4.8 million were modified voluntarily under agreements to allow extended interest only periods instead of the principal and interest payments required by the notes. In addition, loans with a recorded investment at December 31, 2012 of $6.0 million were modified involuntarily through Chapter 11 bankruptcy proceedings. The bankruptcy plans were confirmed with modified terms including interest only and amortization periods or modification of timing of payments combined with interest rate adjustments. Of these, $3.1 million of loans are no longer complying with their modified terms, including lack of required payments. We are currently in the process of foreclosing on the collateral underlying these loans.

	December 31, 2011
	Commercial Mortgage Loans
	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$5,591	$5,730
Troubled debt restructurings without reserves	689	749

Total troubled debt restructurings	$6,280	$6,479

Number of loans	4

Loan loss reserves	$236

The modifications were primarily extended interest only periods; however, for one loan the borrower filed Chapter 11 Bankruptcy and the plan was confirmed with modified terms included an extended only interest period and re-amortization. In addition, the interest rate was reduced on one of the commercial mortgage loans with an extended interest only period.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Other Assets:

Other assets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred tax asset, net	$1,626	$1,409
Servicing asset, net	1,261	979
Deferred borrowing costs, net	1,218	1,128
Investment in VIE	820	820
Retained interests in transferred assets	773	996
Interest receivable	620	710
Prepaid expenses and deposits	330	303
Other	99	481

	$6,747	$6,826

Note 4. Debt:

Information on our debt was as follows:

	Carrying Value at December 31, (1)		Weighted Average Coupon Rate at December 31,
	2012	2011	2012	2011
	(Dollars in thousands, except footnotes)

Secured borrowings - government guaranteed loans:
Loans sold for a premium and excess spread - principal	$32,062	$24,174	4.09%	4.15%
Loans sold for a premium and excess spread - deferred premiums	3,099	2,395	-	-
Loans sold for excess spread	5,847	5,977	1.58%	1.58%

	41,008	32,546

Junior subordinated notes	27,070	27,070	3.61%	3.62%
Debentures payable	17,190	13,181	4.47%	4.99%
Revolving credit facility (2)	11,900	17,800	2.30%	2.47%
Structured notes payable (3)	-	5,264	NA	3.08%

Debt	$97,168	$95,861

(1)	The face amount of debt as of December 31, 2012 and 2011 was $97,168,000 and $95,870,000, respectively.
(2)

Proceeds on the revolving credit facility were $48,300,000, $41,800,000 and $34,650,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Repayments on the revolving credit facility were $54,200,000, $37,800,000 and $43,850,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	We repaid the structured notes on February 15, 2012.

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

Debentures payable

Debentures represent amounts due to the SBA and have semi-annual interest only payments until maturity.

Revolving credit facility

PMC Commercial has a revolving credit facility which expires on June 30, 2014. The amount available under the revolving credit facility automatically increased on January 1, 2013 from $35 million to $40 million. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or the 30-day LIBOR plus 2%. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants. We have a minimum net worth covenant within our credit facility that may limit our ability to pay dividends. The minimum net worth covenant is $134.5 million at December 31, 2012 and $132.0 million from January 1, 2013 and thereafter. At December 31, 2012, we were in compliance with the covenants of this facility.

Structured notes payable

Structured notes payable were collateralized by the loans of the securitizations.

Principal payments on, and estimated amortization of, our debt at December 31, 2012 was as follows:

	Secured Borrowings
Years Ending December 31,	Total	Principal (1)	Deferred Premiums (2)	All Other Debt (3)
	(In thousands)
2013	$6,122	$1,717	$215	$4,190
2014	13,173	1,121	152	11,900
2015	5,312	1,160	152	4,000
2016	1,353	1,201	152	-
2017	1,397	1,245	152	-
Thereafter	69,811	31,465	2,276	36,070

	$97,168	$37,909	$3,099	$56,160

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

(2)

Represents cash premiums collected on loans sold for excess spread and a cash premium of 10% which are amortized as a reduction to interest expense over the life of the loan. Our estimate of their amortization will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs.

(3)	Includes the revolving credit facility, junior subordinated notes and debentures payable.

During 2012, 2011 and 2010 interest paid was $3,495,000, $3,733,000, and $3,791,000, respectively.

Note 5. Cumulative Preferred Stock of Subsidiary:

One of our SBICs has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA. Our SBIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. The 3% Preferred Stock was valued at $900,000 when acquired in 2004. Dividends of $90,000 were recorded on the 3% Preferred Stock during 2012, 2011 and 2010 and are reflected in our consolidated statements of income as interest expense.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. EPS:

The computations of basic EPS are based on our weighted average shares outstanding. The weighted average number of common shares outstanding was 10,585,000, 10,570,000 and 10,554,000 for the years ended December 31, 2012, 2011 and 2010, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 14,000 and 16,000 shares during 2011 and 2010, respectively, for the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share during 2012 as options were anti-dilutive.

Not included in the computation of diluted earnings per share were outstanding options to purchase 112,500, 81,000 and 77,000 common shares during 2012, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 7. Dividends Paid and Declared:

During 2012, our dividends were declared as follows:

Record Date	Date Paid	Amount Per Share
March 30, 2012	April 9, 2012	$0.16
June 29, 2012	July 9, 2012	0.16
September 28, 2012	October 9, 2012	0.16
December 31, 2012	January 7, 2013	0.12

		$0.60

We have a covenant within our revolving credit facility that limits our ability to pay dividends. This restriction has not historically limited the amount of dividends we have paid and management does not believe that it will restrict future dividend payments.

Note 8. Other Income:

Other income consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Servicing income	$499	$399	$344
Prepayment fees	279	118	378
Loan related income	221	196	226
Retained interests in transferred assets	189	215	163
Other	92	127	106

	$1,280	$1,055	$1,217

Note 9. Severance and Related Benefits:

In October 2012, we entered into a mutual separation agreement with our former Chief Executive Officer under which the former Chief Executive Officer stepped down as an employee and agreed to serve as a consultant to us for a one-year period. In connection with this separation agreement, we recorded severance and related benefits expense of $2,114,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included within accounts payable and accrued expenses on our consolidated balance sheet is the remaining liability for severance payments of $1,806,000.

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

The following reconciles net income (loss) to REIT taxable income (loss):

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$(2,179)	$3,647	$4,297
Book/tax differences:
Gains related to real estate	-	(235)	387
Strategic alternatives	(678)	678	-
Impairment losses	300	804	317
Severance accrual (payments)	1,777	(100)	(33)
Amortization and accretion	(188)	(68)	(102)
Loan valuation	1,403	184	(241)
Other, net	157	8	(174)

Subtotal	592	4,918	4,451

Adjustment for TRS net loss (income), net of tax	(840)	(131)	340
Dividend distribution from TRS	-	1,000	300

REIT taxable income (loss)	$(248)	$5,787	$5,091

Distributions declared	$6,353	$6,767	$6,757

Basic weighted average common shares outstanding	10,585	10,570	10,554

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2012		2011		2010
	Amount Per Share	Percent	Amount Per Share	Percent	Amount Per Share	Percent
Non-qualified dividends	$-	-	$0.477	74.53%	$0.568	88.75%
Qualified dividends	-	-	0.095	14.78%	0.028	4.37%
Non-taxable return of capital	0.600	100.00%	0.068	10.69%	0.044	6.88%

	$0.600	100.00%	$0.640	100.00%	$0.640	100.00%

During 2012, due primarily to deductible expenses related to exploration of strategic alternatives, we had a taxable loss. Thus, all dividends were deemed to be non-taxable returns of capital.

In general, in order to meet our taxable income distribution requirements, we may make an election under the Code to treat a portion of the distributions declared and paid in the current year as distributions of the prior year’s taxable income.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income tax provision (benefit) related to the TRS’s consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Federal:
Current provision	$821	$483	$514
Deferred benefit	(256)	(369)	(645)

Income tax provision (benefit)	$565	$114	$(131)

In addition, income tax benefit of $115,000 for the year ended December 31, 2012 is included in discontinued operations based on operating losses of REO of our TRS’s.

The provision (benefit) for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to income (loss) from continuing operations computed at Federal statutory rates to income tax provision (benefit) was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from continuing operations before income taxes for TRS’s	$1,628	$245	$(471)

Expected Federal income tax provision (benefit)	$553	$83	$(160)
Preferred dividend of subsidiary	31	31	31
Other adjustments	(19)	-	(2)

Income tax provision (benefit)	$565	$114	$(131)

We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2009 through 2011 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our net deferred tax asset were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Secured borrowings - government guaranteed loans	$1,054	$814
Retained interests in transferred assets	387	364
Servicing asset	268	225
Net operating losses	25	25
Other	69	38

Total gross deferred tax assets	1,803	1,466

Deferred tax liabilities:
Loans receivable	177	56
Discount on debentures payable	-	1

Total gross deferred tax liabilities	177	57

Deferred tax asset, net	$1,626	$1,409

The net operating loss carryforwards at December 31, 2012 were generated by a TRS and are available to offset future taxable income of this TRS. The net operating loss carryforwards expire from 2027 to 2031.

We paid $617,000, $612,000 and $538,000 in income taxes during 2012, 2011 and 2010, respectively.

Note 11. Discontinued Operations, Net of Tax:

Our discontinued operations consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net gains (losses) on sales of real estate	$(15)	$532	$78
Net operating losses	(582)	(690)	(298)
Impairment losses	(341)	(887)	(325)
Income tax benefit	115	-	-

Discontinued operations, net of tax	$(823)	$(1,045)	$(545)

Net gains (losses) on sales of real estate generally represents gains (losses) on the sales of hotel properties and income recognition of previously unamortized gains. During 2012, we foreclosed on the underlying collateral (limited service hospitality properties) of two loans with an estimated fair value at foreclosure of $1,481,000 and sold both of these properties during 2012. One property was sold for $1,375,000 including cash proceeds of $550,000 and financing of $825,000. The other property was sold solely for cash proceeds. No gain or loss was recorded on these sales. In addition, we sold a property during 2012 with an estimated fair value of $76,000 and recorded a loss of $19,000. During 2011, previously deferred gains of $685,000 from property sales we financed were recorded as gains on sales of real estate due to principal reductions on the underlying loans. We also sold two properties during 2011 and recorded net losses of $153,000 which offset our gains on sales of real estate during this year. We also had a gain on the sale of REO acquired through foreclosure of $76,000 during 2010.

Net operating losses relate to the operations and holding costs of our REO.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during 2012 primarily relate to a retail establishment acquired in the third quarter of 2009 which continues to experience declines in its value. During 2011, our impairment losses are primarily related to a full service hospitality property. The property experienced significant operating losses, is in need of major capital improvements and has been

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in its value. During 2010, our impairment losses are related to the full service hospitality property and a retail establishment.

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

Note 13. Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $247,000, $234,000 and $216,000 was expensed during 2012, 2011 and 2010, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

Note 14. Share-Based Compensation Plans:

At December 31, 2012, we had options outstanding under share-based compensation plans. The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders.

Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms. A summary of the status of our stock options as of December 31, 2012, 2011 and 2010 and the changes during the years ended on those dates are as follows:

	2012		2011		2010
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding, January 1	94,750	$9.09	90,750	$10.11	89,650	$11.77
Granted	30,000	$7.80	27,000	$8.75	26,500	$8.35
Exercised	-	-	-	-	(1,500)	$7.65
Expired	(12,250)	$14.01	(23,000)	$12.72	(23,900)	$14.54

Outstanding and exercisable, December 31	112,500	$8.21	94,750	$9.09	90,750	$10.11

Weighted-average fair value per share of stock options granted during the year	$0.40		$1.10		$1.24

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Assumption:
Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	0.39%	0.71%	1.23%
Expected Dividend Yield	8.21%	7.31%	7.66%
Expected Volatility	21.12%	33.58%	40.29%
Forfeiture Rate	1.00%	2.00%	10.00%

The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $12,000, $30,000 and $33,000 during 2012, 2011 and 2010, respectively, related to these option grants.

The following table summarizes information about share options outstanding at December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$7.65 to $7.80	44,000	3.25	$7.75
$8.35 to $8.75	68,500	2.62	$8.51

$7.65 to $8.75	112,500	2.87	$8.21

A summary of our restricted shares as of December 31, 2012, 2011 and 2010 and the changes during the years ended on those dates are as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1	11,031	$8.57	12,066	$8.35	17,416	$8.14
Granted	15,000	$7.45	15,000	$8.73	13,100	$8.35
Vested	(19,365)	$7.98	(16,035)	$8.55	(15,050)	$8.11
Forfeited	-	-	-	-	(3,400)	$8.35

Balance, December 31	6,666	$7.75	11,031	$8.57	12,066	$8.35

The restricted share awards generally vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $126,000, $148,000 and $101,000 during 2012, 2011 and 2010, respectively, related to our restricted share issuances. At December 31, 2012, there was $15,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years. The estimated fair value of restricted shares vested during 2012 was $145,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Supplemental Disclosure of Cash Flow Information:

Our non-cash activities were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Reclassification from loans receivable to real estate owned	$1,481	$409	$4,040

Loans receivable originated to facilitate sales of real estate owned	$1,225	$1,172	$3,325

Reclassifications reducing secured borrowings - government guaranteed loans and loans receivable, net	$-	$-	$7,692

Consolidation of off-balance sheet securitizations:
Loans receivable, net	$-	$-	$27,752

Restricted cash and cash equivalents	$-	$-	$3,396

Structured notes payable	$-	$-	$19,524

Note 16. Fair Values of Financial Instruments:

For impaired loans measured at fair value on a nonrecurring basis during 2012 and 2011 the following table provides the carrying value of the related individual assets at year end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at		Provision for
	December 31,		Loan Losses (2)
	2012	2011	2012	2011
	(In thousands)
Impaired loans (1)	$11,637	$7,694	$1,163	$438

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is activity for our REO:

	Years Ended
	December 31,
	2012	2011
	(In thousands)
Value - beginning of year	$1,259	$3,477
Foreclosures	1,481	409
Additions	-	17
Cost of sales	(1,660)	(1,757)
Impairment losses	(341)	(887)

Value - end of year	$739	$1,259

The estimated fair value of our financial instruments was as follows:

	December 31,
	2012		2011
		Estimated		Estimated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Level
	(In thousands)
Assets:
Loans Receivable Subject To Credit Risk	$200,642	$181,112	$203,951	$190,255	3
SBA 7(a) loans receivable, subject to secured borrowings	38,349	43,096	30,476	34,140	3

Liabilities:
Structured notes and SBIC debentures payable	17,190	18,027	18,445	19,027	3
Secured borrowings - government guaranteed loans	41,008	41,008	32,546	32,546	3
Revolving credit facility	11,900	11,900	17,800	17,800	3
Junior Subordinated Notes	27,070	22,592	27,070	22,595	3

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

Loans Receivable Subject To Credit Risk: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates, prepayment tendencies and potential loan losses. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Reserves are established based on numerous factors including, but not limited to, the creditor’s payment history, collateral value, guarantor support, expected future cash flows and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

SBA 7(a) loans receivable, subject to secured borrowings: Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet – see below). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates and prepayment tendencies.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structured notes and SBIC debentures payable and Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining maturities. The structured notes were repaid on February 15, 2012.

Secured borrowings – government guaranteed loans: The estimated fair value approximates cost as the interest rate on these secured borrowings approximates current market interest rates. Includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the loans.

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and was set in a third-party transaction.

Note 17. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $19.5 million at December 31, 2012, the majority of which were for prime-based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments under this lease are as follows:

Years Ending December 31,	Total
(In thousands)
2013	$212
2014	217
2015	36

$465

Rent expense amounted to $187,000, $179,000 and $168,000 during 2012, 2011 and 2010, respectively.

Employment Agreements

We have employment agreements with our two executive officers for three-year terms expiring December 31, 2015. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual compensation paid to the executive officer.

Litigation

In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

SBA Related

If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our SBLC, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency would be material to the financial statements if asserted.

In certain instances, including liquidation or charge-off of an SBA guaranteed loan, we may have a receivable for the SBA’s guaranteed portion of legal fees, operating expenses, property taxes paid, etc. related to the loan or the collateral (upon foreclosure). While we believe expenses incurred were justified and necessary for the care and preservation of the collateral and within the established rules of the SBA, there can be no assurance that the SBA will reimburse us. In addition, reimbursement from the SBA is a time consuming and lengthy process and the SBA may seek compensation from us related to reimbursement of expenses which it does not believe were necessary for the care and preservation of the loan or its collateral. Although the SBA has never declined to reimburse us for its portion of material expenses, no assurance can be given that the SBA would not do so in the future. We have evaluated our SBA receivables and believe that our financial statements fairly reflect these receivables at their appropriate net realizable value.

Pursuant to SBA rules and regulations, distributions from our SBLC and SBICs are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2012, dividends of $2.0 million were available for distribution from our SBLC.

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2012

(Dollars in thousands, except footnotes)

Conventional Loans - States 2% or greater (1):

Geographic Dispersion of	Number of	Size of Loans		Interest Rate		Final Maturity	Carrying Amount of		Principal amount of loan subject to delinquent principal
Collateral	Loans	From	To	Variable (2)	Fixed	Date	Mortgages (3)		or “interest”

Texas (4)	24	$0	$3,000	3.11% to 7.25%	-	1/21/15--8/16/31	$25,246		$-
Texas	14	$0	$2,000	-	8.00% to 10.78%	11/15/13--11/18/30	7,441		-
Virginia (5)	7	$0	$6,000	3.36% to 7.50%	-	1/30/23--12/17/32	17,500		-
Virginia (6)	2	$0	$1,000	-	7.50% to 8.50%	6/1/17--8/21/27	1,764		-
Arizona	6	$0	$5,000	3.36% to 7.50%	-	2/10/23--9/14/31	11,353		-
Arizona	6	$0	$3,000	-	7.50% to 10.00%	7/16/13--3/28/32	6,317		-
Ohio	6	$0	$3,000	3.36% to 4.36%	-	10/27/25--4/21/28	11,278		-
North Carolina	4	$0	$2,000	3.86% to 4.86%	-	6/11/21--5/5/23	3,892		-
North Carolina	4	$0	$3,000	-	7.50% to 9.85%	12/20/16--5/22/32	5,218		-
Alabama	4	$0	$3,000	3.75% to 4.61%	-	11/21/20--10/01/26	6,825		-
Alabama	2	$0	$1,000	-	9.50%	6/15/18--10/27/18	1,034		-
Florida	3	$0	$3,000	3.49% to 4.11%	-	11/1/25--10/1/26	4,227		-
Florida	2	$0	$3,000	-	7.50% to 8.24%	1/1/24--2/5/33	3,510		-
Michigan	6	$0	$2,000	3.24% to 7.25%	-	2/10/26--8/23/30	7,235		-
Oregon	2	$0	$4,000	4.61% to 7.25%	-	9/8/25--5/13/30	5,204		-
Oregon	3	$0	$1,000	-	9.00% to 9.90%	2/2/18--6/13/21	1,775		-
Pennsylvania	2	$0	$4,000	4.36% to 7.00%	-	9/29/25--8/1/32	4,384		-
Pennsylvania	1	$0	$3,000	-	10.25%	6/22/20	2,270		-
Indiana	5	$0	$2,000	3.86% to 8.25%	-	12/4/22--2/26/32	5,950		-
California	4	$0	$2,000	4.11% to 4.75%	-	3/21/22--12/13/26	4,384		-
California	2	$0	$1,000	-	8.90% to 9.00%	7/10/18--12/28/24	977		-
Georgia	3	$0	$2,000	3.86% to 4.61%	-	12/26/17--12/14/27	2,236		-
Georgia	3	$0	$2,000	-	8.75% to 10.25%	3/24/19--12/1/29	2,459		-
Iowa	3	$0	$3,000	4.36% to 6.95%	-	9/30/19--5/30/26	3,928		-
Mississippi	1	$0	$3,000	7.25%	-	12/1/32	2,423		-
Mississippi	2	$0	$1,000	-	8.00% to 9.50%	6/12/18--12/26/22	1,103		-
Other (7)	15	$0	$2,000	2.86% to 7.00%	-	6/27/16--11/24/27	16,355		3,203
Other	12	$0	$2,000	-	7.75% to 12.00%	8/20/14--12/22/30	7,848		-

	148						$ 174,136	(8)	$ 3,203

Footnotes:

(1)	There are three loans which are secured by second liens on properties which are subordinated to our first liens on the respective properties.
(2)	Certain loans at variable interest rates have interest rate floors which may be in effect.
(3)	Excludes general reserves of $1,468,000.
(4)	Includes two loans with a face value of $3,162,000 and valuation reserves of $403,000.
(5)	Includes a loan with a face value of $3,122,000 and a valuation reserve of $144,000.
(6)	Include a loan with a face value of $1,045,000 and a valuation reserve of $21,000.
(7)	Includes two loans with a face value of $3,203,000 and a valuation reserve of $814,000.
(8)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $176,457,000 (unaudited).

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2012

(Dollars in thousands, except footnotes)

SBA 7(a) Loans - States 2% or greater (1):

Geographic Dispersion of	Number of				Final Maturity	Carrying Amount of		Principal amount of loans subject to delinquent principal
		Size of Loans
Collateral	Loans	From	To	Interest Rate (2)	Date	Mortgages (3)		or “interest”

Texas (4)	35	$0	$500	4.13% to 6.00%	4/26/14--10/18/37	$3,462		$-
Michigan	18	$0	$500	5.25% to 6.00%	2/16/13--6/27/37	2,464		-
North Carolina	7	$0	$500	5.75% to 6.00%	9/8/32--10/25/37	2,117		-
Ohio	14	$0	$500	4.25% to 6.00%	5/11/13--11/4/37	1,719		-
Indiana	9	$0	$500	4.75% to 6.00%	11/19/19--8/30/37	1,493		-
Virginia	6	$0	$500	6.00%	12/13/27--10/15/37	1,375		-
Wisconsin (5)	7	$0	$500	5.00% to 6.00%	4/23/20--11/14/37	1,248		-
Illinois	5	$0	$500	5.75% to 6.00%	3/26/19--9/18/37	1,196		-
Kentucky	5	$0	$500	6.00%	4/9/35--12/28/37	1,154		-
Alabama	4	$0	$500	5.00% to 6.00%	7/27/25--8/25/36	1,035		-
Mississippi	3	$0	$500	5.75% to 6.00%	5/18/35--11/4/36	1,019		-
Florida	8	$0	$500	5.75% to 6.00%	6/12/16--12/29/36	1,007		-
Georgia	6	$0	$500	5.13% to 6.00%	5/23/20--6/25/35	855		-
Iowa	3	$0	$500	5.75% to 6.00%	12/22/35--10/17/37	769		-
Connecticut	2	$0	$1,000	5.13% to 5.63%	12/5/14--11/30/36	703		-
Arizona	5	$0	$500	5.75% to 6.00%	10/28/19--4/28/36	650		-
Oklahoma	6	$0	$500	4.75% to 6.00%	9/9/24--11/10/35	621		-
Missouri	5	$0	$500	5.25% to 6.00%	4/16/18--9/12/37	613		-
Kansas	3	$0	$500	6.00%	10/29/32--5/4/36	580		-
Other	33	$0	$500	5.00% to 6.00%	1/31/15--9/13/37	2,295		-
Government guaranteed portions (6)						2,449		-
SBA 7(a) loans, subject to secured borrowings (7)						37,909		-

	184					$66,733	(8)	$-

Footnotes:

(1)	Includes approximately $547,000 of loans not secured by real estate. Also includes $324,000 of loans with subordinate lien positions.
(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)	Excludes general reserves of $410,000.
(4)	Includes a loan with a face value of $100,000, a valuation reserve of $23,000 and a fixed interest rate of 6.00%.
(5)	Includes a loan with a face value of $846,000 and a valuation reserve of $130,000.
(6)

Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(7)	Represents the guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings.
(8)	For Federal income tax purposes, the cost basis of our loans was approximately $27,526,000 (unaudited).

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2012

(In thousands, except footnotes)

Balance at December 31, 2009		$196,642

Additions during period:
New mortgage loans (1)	69,701

Other - deferral for collection of commitment fees, net of costs	324

Other - accretion of loan fees and discounts	317	70,343

Deductions during period:
Collections of principal (2)	(20,999)

Foreclosures	(4,040)

Cost of mortgages sold, net	(7,903)

Other - consolidation of loan loss reserves	(184)

Other - bad debt expense, net of recoveries	(641)	(33,767)

Balance at December 31, 2010		$233,218

Additions during period:
New mortgage loans (3)	39,524

Other - deferral for collection of commitment fees, net of costs	410

Other - accretion of loan fees and discounts	17	39,951

Deductions during period:
Collections of principal	(21,473)

Foreclosures	(409)

Cost of mortgages sold, net	(16,400)

Other - bad debt expense, net of recoveries	(460)	(38,742)

Balance at December 31, 2011		$234,427

Additions during period:
New mortgage loans (4)	55,387

Other - deferral for collection of commitment fees, net of costs	421

Other - accretion of loan fees and discounts	204	56,012

Deductions during period:
Collections of principal	(28,562)

Foreclosures	(1,481)

Cost of mortgages sold, net	(19,471)

Other - bad debt expense, net of recoveries	(1,934)	(51,448)

Balance at December 31, 2012		$238,991

Footnotes:

(1) Includes $22,912,000 and $5,024,000 from consolidation of the 2000 Joint Venture and the 1998 Partnership, respectively, due to a change in accounting rules effective January 1, 2010 and two loans totaling $3,325,000 which were originated in connection with sales of real estate owned which did not require cash expenditures.

(2) Includes $7,692,000 representing reclassifications reducing secured borrowings and loans receivable.

(3) Includes a loan of $1,172,000 which was originated in connection with the sale of real estate owned which did not require cash expenditure.

(4) Includes a loan of $1,225,000 which was originated in connection with the sale of real estate owned which did not require cash expenditure.

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

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.2(a)	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2009).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3	Debenture dated September 9, 2003 for $2,190,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.4	Debenture dated September 9, 2003 for $2,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.5	Debenture dated September 6, 2011 for $5,000,000 loan with SBA (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

4.6

Debenture dated September 19, 2012 for $2,000,000 loan with SBA (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

4.7

Debenture dated September 19, 2012 for $2,000,000 loan with SBA (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

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

+10.5	Executive Employment Contract with Jan F. Salit dated December 11, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2012).

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

10.15	Second Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2012).

+10.16

Executive Employment Contract with Barry N. Berlin dated December 11, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2012).

+10.17

Separation Agreement and General Release between Lance B. Rosemore and PMC Commercial Trust dated October 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012).

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

E-4