Form 10-Q
period 2013-03-31
PMC COMMERCIAL TRUST /TX
filed 2013-05-10
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the Registrant had outstanding 10,596,220 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$121,122	$125,515
SBIC commercial mortgage loans receivable	51,133	47,153
SBA 7(a) loans receivable, subject to secured borrowings	37,522	38,349
SBA 7(a) loans receivable	30,894	27,974

Loans receivable, net	240,671	238,991
Cash and cash equivalents	8,073	1,230
Real estate owned	630	739
Other assets	7,080	6,747

Total assets	$256,454	$247,707

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings—government guaranteed loans	$40,093	$41,008
Junior subordinated notes	27,070	27,070
SBIC debentures payable	23,190	17,190
Revolving credit facility	15,200	11,900

Debt	105,553	97,168
Borrower advances	6,371	5,942
Accounts payable and accrued expenses	3,899	4,078
Dividends payable	1,347	1,293

Total liabilities	117,170	108,481

Commitments and contingencies
Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,132,549 and 11,125,883 shares issued at March 31, 2013 and December 31, 2012, respectively; 10,596,220 and 10,589,554 shares outstanding at March 31, 2013 and December 31, 2012, respectively	111	111
Additional paid-in capital	153,097	153,072
Net unrealized appreciation of retained interests in transferred assets	292	278
Cumulative net income	175,261	173,917
Cumulative dividends	(185,476)	(184,151)

Beneficiaries’ equity before treasury stock	143,285	143,227
Less: Treasury stock; at cost, 536,329 shares at March 31, 2013 and December 31, 2012	(4,901)	(4,901)

Total beneficiaries’ equity	138,384	138,326
Noncontrolling interests—cumulative preferred stock of subsidiary	900	900

Total equity	139,284	139,226

Total liabilities and equity	$256,454	$247,707

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues:
Interest income	$3,471	$3,398
Premium income	820	113
Other income	224	276

Total revenues	4,515	3,787

Expenses:
Salaries and related benefits	1,019	1,144
Interest	812	883
General and administrative	642	460
Provision for loan losses, net	242	475
Strategic alternatives	—	850

Total expenses	2,715	3,812

Income (loss) before income tax benefit (provision) and discontinued operations	1,800	(25)
Income tax benefit (provision)	(282)	19

Income (loss) from continuing operations	1,518	(6)
Discontinued operations	(174)	(149)

Net income (loss)	$1,344	$(155)

Weighted average shares outstanding:
Basic	10,591	10,576

Diluted	10,591	10,576

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$—
Discontinued operations	(0.02)	(0.01)

Net income (loss)	$0.12	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$1,344	$(155)

Change in unrealized appreciation of retained interests in transferred assets:
Net unrealized appreciation (depreciation) arising during period	37	(9)
Net realized gains included in net income	(23)	(36)

Change in unrealized appreciation of retained interests in transferred assets	14	(45)

Comprehensive income (loss)	$1,358	$(200)

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Three Months Ended March 31, 2012
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2012	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736
Net unrealized depreciation	—	—	—	(45)	—	—	—	—	(45)
Share-based compensation expense	10,000	—	40	—	—	—	—	—	40
Dividends ($0.16 per share)	—	—	—	—	—	(1,694)	—	—	(1,694)
Net loss	—	—	—	—	(155)	—	—	—	(155)

Balances, March 31, 2012	10,584,554	$111	$152,974	$349	$175,941	$(179,492)	$(4,901)	$900	$145,882

	Three Months Ended March 31, 2013
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2013	10,589,554	$111	$153,072	$278	$173,917	$(184,151)	$(4,901)	$900	$139,226
Net unrealized appreciation	—	—	—	14	—	—	—	—	14
Share-based compensation expense	6,666	—	25	—	—	—	—	—	25
Dividends ($0.125 per share)	—	—	—	—	—	(1,325)	—	—	(1,325)
Net income	—	—	—	—	1,344	—	—	—	1,344

Balances, March 31, 2013	10,596,220	$111	$153,097	$292	$175,261	$(185,476)	$(4,901)	$900	$139,284

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,344	$(155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment losses	109	18
Deferred income taxes	28	(160)
Provision for loan losses, net	242	475
Unrealized premium adjustment	222	544
Amortization and accretion, net	(82)	(31)
Share-based compensation	25	40
Capitalized loan origination costs	(70)	(76)
Loans funded, held for sale	(8,145)	(4,941)
Proceeds from sale of guaranteed loans	7,206	1,258
Principal collected on loans	180	155
Loan fees remitted, net	(6)	(13)
Change in operating assets and liabilities:
Other assets	(159)	(146)
Borrower advances	429	(178)
Accounts payable and accrued expenses	(236)	70
Other liabilities	16	43

Net cash provided by (used in) operating activities	1,103	(3,097)

Cash flows from investing activities:
Loans funded	(7,277)	(5,790)
Principal collected on loans	5,290	7,584
Principal collected on retained interests in transferred assets	24	29
Purchase of furniture and equipment	—	(7)
Release of restricted cash and cash equivalents	—	2,233

Net cash provided by (used in) investing activities	(1,963)	4,049

Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net	3,300	(2,100)
Payment of principal on structured notes payable	—	(5,264)
Proceeds from issuance of SBIC debentures	6,000	—
Proceeds from secured borrowings—government guaranteed loans	—	4,989
Payment of principal on secured borrowings—government guaranteed loans	(180)	(155)
Payment of borrowing costs	(146)	—
Payment of dividends	(1,271)	(1,670)

Net cash provided by (used in) financing activities	7,703	(4,200)

Net increase (decrease) in cash and cash equivalents	6,843	(3,248)
Cash and cash equivalents, beginning of year	1,230	6,502

Cash and cash equivalents, end of period	$8,073	$3,254

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation:

The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by independent accountants. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three months ended March 31, 2013 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial mortgage loans	$124,102	$128,401
SBIC commercial mortgage loans	51,613	47,621
SBA 7(a) loans, subject to secured borrowings	37,095	37,909
SBA 7(a) loans	31,211	28,196

Total loans receivable	244,021	242,127
Adjusted by:
Deferred capitalized costs, net	304	277
Loan loss reserves	(3,654)	(3,413)

Loans receivable, net	$240,671	$238,991

Commercial mortgage loans

Represents the loans held by the parent company, PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal; therefore, no loan loss reserves are recorded on the $37.1 million and $37.9 million, respectively of government guaranteed portions of these SBA 7(a) loans included in loans receivable at March 31, 2013 and December 31, 2012.

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of retained loan discounts of $2.3 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both March 31, 2013 and December 31, 2012, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At March 31, 2013 and December 31, 2012, 14% and 15%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at March 31, 2013 or December 31, 2012. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing approximately 5% of our loans receivable at both March 31, 2013 and December 31, 2012. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject to Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal). Balances are prior to loan loss reserves and deferred capitalized costs, net.

March 31, 2013
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$201,280	97.3%	$170,770	97.2%	$30,510	97.8%
Between 30 and 59 days delinquent	2,393	1.2%	1,904	1.1%	489	1.5%
Between 60 and 89 days delinquent	—	—	—	—	—	—
Over 89 days delinquent (2)	3,253	1.5%	3,041	1.7%	212	0.7%

	$206,926	100.0%	$175,715	100.0%	$31,211	100.0%

(1)	Includes $8.5 million of loans classified as troubled debt restructurings which were current at March 31, 2013 based on revised note terms.
(2)	Loans are classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying these loans – three limited service hospitality properties.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$198,282	97.1%	$170,429	96.8%	$27,853	98.8%
Between 30 and 59 days delinquent (2)	2,824	1.4%	2,482	1.4%	342	1.2%
Between 60 and 89 days delinquent	1	—	—	—	1	—
Over 89 days delinquent (3)	3,111	1.5%	3,111	1.8%	—	—

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

(1)	Includes $7.6 million of loans classified as troubled debt restructurings which were current at December 31, 2012 based on revised note terms.
(2)	Includes $2.3 million of loans classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying an SBA 7(a) Program loan – a limited service hospitality property – with a principal balance of $211,000.
(3)	Loans are classified as troubled debt restructurings. We are currently in the process of foreclosing on the collateral underlying these loans – two limited service hospitality properties.

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

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	March 31, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$190,365	92.0%	$160,394	91.3%	$29,971	96.0%
OAEM	1,898	0.9%	1,423	0.8%	475	1.5%
Substandard	11,136	5.4%	10,857	6.2%	279	0.9%
Doubtful	3,527	1.7%	3,041	1.7%	486	1.6%

	$206,926	100.0%	$175,715	100.0%	$31,211	100.0%

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	—	—	—	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

Our provision for loan losses (excluding reductions of loan losses and recoveries) as a percentage of our weighted average outstanding Loans Receivable Subject to Credit Risk was 0.14% and 0.24% during the three months ended March 31, 2013 and 2012, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

The activity in our loan loss reserves was as follows:

	Three Months Ended March 31, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$3,413	$2,850	$563
Provision for loan losses	301	163	138
Reduction of loan losses	(59)	(59)	—
Principal balances written-off	(1)	—	(1)

Balance, end of period	$3,654	$2,954	$700

	Three Months Ended March 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	482	410	72
Reduction of loan losses	(7)	(7)	—
Principal balances written-off	(15)	—	(15)

Balance, end of period	$2,272	$1,732	$540

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on those loans considered to be impaired loans was as follows:

	March 31, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,893	$9,413	$1,480
Impaired loans expected to be fully recoverable (1)	2,208	2,089	119

Total impaired loans (2)	$13,101	$11,502	$1,599

Loan loss reserves	$1,730	$1,488	$242

	December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,927	$10,049	$878
Impaired loans expected to be fully recoverable (1)	2,244	2,123	121

Total impaired loans (3)	$13,171	$12,172	$999

Loan loss reserves	$1,535	$1,382	$153

(1)	Balances represent our recorded investment. Includes loans classified as troubled debt restructurings.
(2)	The unpaid principal balance of our impaired commercial mortgage loans was $12,176,000 at March 31, 2013. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $494,000 at March 31, 2013.
(3)	The unpaid principal balance of our impaired commercial mortgage loans was $12,704,000 at December 31, 2012. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $362,000 at December 31, 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$12,842	$11,707	$1,135	$8,261	$7,726	$535

Interest income on impaired loans	$109	$89	$20	$89	$87	$2

Our recorded investment in Non-Accrual Loans at March 31, 2013 of $5,039,000 was comprised of $217,000 SBA 7(a) loans and $4,822,000 of commercial mortgage loans. Our recorded investment in Non-Accrual Loans at December 31, 2012 of $5,768,000 was comprised of an $855,000 SBA 7(a) loan and $4,913,000 of commercial mortgage loans. Included within the SBA 7(a) loan at December 31, 2012 was the government guaranteed portion of $634,000 (i.e., the loan had a related secured borrowing as it was sold as a hybrid) on which we have no credit loss exposure. We did not have any loans receivable past due 90 days or more which were accruing interest at March 31, 2013 or December 31, 2012.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our troubled debt restructurings consist of loans with a recorded investment at March 31, 2013 of $4.2 million which were modified voluntarily under agreements to allow extended interest only periods instead of the principal and interest payments required by the notes. In addition, loans with a recorded investment at March 31, 2013 of $5.9 million were modified involuntarily through Chapter 11 bankruptcy proceedings. The bankruptcy plans were confirmed with modified terms including extended interest only and amortization periods or modification of timing of payments combined with interest rate adjustments. Of our troubled debt restructurings, loans with a recorded investment of $8.3 million are no longer complying with their modified terms, including lack of required payments at March 31, 2013. We are currently in the process of foreclosing on the collateral underlying these loans.

Detailed information on our troubled debt restructurings was as follows:

	March 31, 2013
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$9,393	$10,035	$212	$237
Troubled debt restructurings without reserves	2,093	2,141	—	—

Total troubled debt restructurings	$11,486	$12,176	$212	$237

Number of loans	8		1

Loan loss reserves	$1,488		$131

	December 31, 2012
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$10,049	$10,531	$854	$846
Troubled debt restructurings without reserves	2,123	2,172	—	—

Total troubled debt restructurings	$12,172	$12,703	$854	$846

Number of loans	8		1

Loan loss reserves	$1,382		$130

(1)	At December 31, 2012, the SBA 7(a) loan recorded investment and unpaid principal balance include the government guaranteed portion of $634,000 on which we have no credit loss exposure. However, during 2013, the government guaranteed portion of $634,000 was reclassified from secured borrowings to loans receivable, net, representing a non-cash transaction since it was repurchased by the SBA from the secondary market. Therefore, at March 31, 2013, the SBA 7(a) loan recorded investment and unpaid principal balance do not include the government guaranteed portion of $634,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Other Assets:

Other assets consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Deferred tax asset, net	$1,599	$1,626
Servicing asset, net	1,348	1,261
Deferred borrowing costs, net	1,346	1,218
Investment in a variable interest entity	827	820
Retained interests in transferred assets	763	773
Interest receivable	721	620
Prepaid expenses and deposits	356	330
Other	120	99

	$7,080	$6,747

Note 4. Debt:

Information on our debt was as follows:

			Weighted Average Coupon Rate at
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(Dollars in thousands, except footnotes)
Secured borrowings—government guaranteed loans:
Loans sold for a premium and excess spread—principal	$31,279	$32,062	4.09%	4.09%
Loans sold for a premium and excess spread—deferred premiums	2,998	3,099	NA	NA
Loans sold for excess spread	5,816	5,847	1.58%	1.58%

	40,093	41,008
Junior subordinated notes	27,070	27,070	3.56%	3.61%
Debentures payable (1)	23,190	17,190	4.06%	4.47%
Revolving credit facility (2)	15,200	11,900	2.64%	2.30%

Debt	$105,553	$97,168

(1)	Our SBIC subsidiaries issued a total of $6.0 million of debentures in March 2013 with an interest rate of 2.351% plus an annual fee of 0.515%. The debentures mature in 10 years and have semi-annual interest only payments until maturity.
(2)	Proceeds on the revolving credit facility were $15,800,000 and $8,200,000 during the three months ended March 31, 2013 and 2012, respectively. Repayments on the revolving credit facility were $12,500,000 and $10,300,000 during the three months ended March 31, 2013 and 2012, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments on, and estimated amortization of, our debt at March 31, 2013 was as follows:

		Secured Borrowings
Twelve Months Ending March 31,	Total	Principal (1)	Deferred Premiums (2)	All Other Debt (3)
	(In thousands)
2014	$5,440	$1,098	$152	$4,190
2015	20,488	1,136	152	19,200
2016	1,327	1,175	152	—
2017	1,369	1,217	152	—
2018	1,413	1,261	152	—
Thereafter	75,516	31,208	2,238	42,070

	$105,553	$37,095	$2,998	$65,460

(1)	Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
(2)	Represents cash premiums collected on loans sold for excess spread and a cash premium of 10% which are amortized as a reduction to interest expense over the life of the loan. Our estimate of their amortization will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs.
(3)	Represents the revolving credit facility, junior subordinated notes and debentures payable.

Note 5. Share-Based Compensation Plans:

We issued an aggregate of 6,666 shares to our executive officers on March 14, 2013 at the then current market price of the shares of $7.22 (the closing price on March 13, 2013). We issued an aggregate of 10,000 shares our executive officers on March 12, 2012 at the then current market price of the shares of $7.27 (the closing price on March 9, 2012). The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $25,000 and $40,000 during the three months ended March 31, 2013 and 2012, respectively, related to restricted shares. As of March 31, 2013, there was $37,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Other Income:

Other income consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Servicing income	$104	$126
Loan related income—other	52	47
Retained interests in transferred assets	41	54
Prepayment fees	—	19
Other	27	30

	$224	$276

Note 7. Severance and Related Benefits:

In October 2012, we entered into a mutual separation agreement with our former Chief Executive Officer under which the former Chief Executive Officer’s employment with the Company ended and pursuant to which he agreed to serve as a consultant to us for a one-year period. In connection with this separation agreement, we recorded severance and related benefits expense of $2,114,000 during the fourth quarter of 2012.

Included within accounts payable and accrued expenses on our consolidated balance sheet is the remaining liability for severance payments of $1,800,000 which was paid in May 2013.

Note 8. Discontinued Operations:

Discontinued operations consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net operating losses	$(65)	$(131)
Impairment losses	(109)	(18)

Discontinued operations	$(174)	$(149)

Net operating losses relate to the operations and holding costs of our real estate owned included in discontinued operations.

Impairment losses represent declines in the estimated fair value of our real estate owned subsequent to initial valuation.

Note 9. Earnings (Loss) Per Share (“EPS”):

The computations of basic EPS are based on our weighted average shares outstanding. No shares were added to the weighted average shares outstanding for purposes of calculating diluted EPS during the three months ended March 31, 2013 or 2012 as options were anti-dilutive.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Not included in the computation of diluted EPS were outstanding options to purchase 113,000 and 95,000 common shares during the three months ended March 31, 2013 and 2012, respectively because the options’ exercise prices were greater than the average market price of the shares.

Note 10. Dividends Declared:

The Board of Trust Managers declared a $0.125 per common share quarterly dividend to common shareholders of record on March 28, 2013 which was paid on April 8, 2013.

Note 11. Fair Value Measurements:

For impaired loans measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 and 2012, the following table provides the carrying value of the related individual assets at quarter end. We used Level 3 inputs to determine the estimated fair value of our impaired loans.

	Carrying Value at March 31,		Provision for Loan Losses Three Months Ended March 31, (2)
	2013	2012	2013	2012
	(In thousands)
Impaired loans (1)	$11,372	$7,644	$106	$71

(1)	Carrying value represents our impaired loans net of loan loss reserves. Our carrying value is determined based on management’s assessment of the fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.
(2)	Represents the net change in the provision for loan losses included in our consolidated statements of income (loss) related specifically to our impaired loans during the periods presented.

For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. The estimated fair value of our real estate owned at March 31, 2013 and December 31, 2012 was $630,000 and $739,000, respectively.

Our retained interests in transferred assets (“Retained Interests”) are recorded at estimated fair value using Level 3 inputs. In determining the estimated fair value of our Retained Interests, we use a present value technique with assumptions of prepayment tendencies and a current discount rate. No credit losses are assumed for our Retained Interests since the SBA has guaranteed the principal on these loans. The estimated fair value of our Retained Interests at March 31, 2013 and December 31, 2012 was $763,000 and $773,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of our financial instruments (not recorded at fair value on our consolidated balance sheets) were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(In thousands)
Assets:
Loans Receivable Subject to Credit Risk	$203,149	$183,996	$200,642	$181,112	3
SBA 7(a) loans receivable, subject to secured borrowings	37,522	42,130	38,349	43,096	3
Liabilities:
SBIC debentures	23,190	23,836	17,190	18,027	3
Secured borrowings—government guaranteed loans	40,093	40,093	41,008	41,008	3
Revolving credit facility	15,200	15,200	11,900	11,900	3
Junior subordinated notes	27,070	22,607	27,070	22,592	3

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

SBA 7(a) loans receivable, subject to secured borrowings: Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates and prepayment tendencies taking into consideration the lack of credit risk.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $10.7 million at March 31, 2013, of which $6.6 million were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments are as follows:

Twelve Months Ending March 31,	Total
(In thousands)
2014	$213
2015	200

$413

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

The following discussion of our financial condition at March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Business Strategy

We remain committed to enhancing our core operations by continuing to focus on maintaining and increasing our SBA 7(a) Program loan origination volume, continuing our recently revised emphasis on our SBIC loan origination volume and increasing our loan originations outside of our SBA and SBIC programs. We have increased our marketing efforts to identify more loan origination opportunities for SBA eligible loans with a principal amount greater than $2.0 million and have funded three of these larger loans during the three months ended March 31, 2013. Despite increased efforts, in many instances if either the opportunities do not meet our underwriting standards, the borrowers do not meet SBA 7(a) Program eligibility requirements or the loans are able to be financed through more traditional lending sources, we may not be able to continue to originate these larger balance SBA 7(a) Program loans at these levels. However, we remain optimistic that our marketing efforts will result in additional larger balance SBA 7(a) Program loan origination opportunities.

Our portfolio continues to be predominantly comprised of variable-rate loans, which when combined with the historically low level of interest rates, has continued to negatively impact our results of operations. We should experience increased revenues if interest rates rise. While we believe that our current business plan has been successful and stable, we are working on strategic growth initiatives to build shareholder value. In addition to executing organic growth opportunities through our SBA and SBIC lending platforms, we are exploring the potential for other opportunities for growth including obtaining alternative sources of leverage and evaluating complementary lines of business. Costs associated with exploration of these opportunities have been, and will continue to be incurred, and may be material.

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

As part of our efforts to assist those borrowers who are experiencing negative cash flows, we have temporarily or permanently modified the terms of certain loans receivable or have allowed reduced payments. In some instances, we are not yet able to determine if these concessions were, or will be, sufficient to improve these borrowers’ cash flows such that future modifications will not be necessary. Additional modifications continue to occur to assist some of these borrowers. In other instances, borrowers have defaulted on their modified terms. We also have temporarily or permanently modified the terms of certain loans receivable or have allowed reduced payments to borrowers who have just recently begun experiencing negative cash flows. We believe that economic conditions are improving, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow is not currently sufficient to cover their debt service so that they are able to continue to make payments in accordance with their loan documents without capital investment.

Due to the recession, there was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we will likely continue to experience a high level of expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, the holding periods (and related holding costs) for our REO have increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material. Currently, we are in the process of foreclosing on the collateral underlying three limited service hospitality properties.

Competition

Borrowers are predominantly looking for fixed-rate loans. Historically, local banks offered a five-year maturity, 20-year amortization loan (“mini-perm” bank loan). During the recession, these types of loans were not causing significant competition to us as they were not as common as they had been historically. Recently, the market has changed such that local banks are again offering this product which has increased competition for loans.

We are experiencing increased competition for SBA 7(a) Program loans from SBA 7(a) lenders. SBA 7(a) Program loans generally have variable rates of interest based on a spread over the prime rate. Recently, our competitors have narrowed this spread. Therefore, we have been, and may continue to, reduce our interest rates to match our competitors’ quoted interest rates for SBA 7(a) Program loans. When interest rates are reduced, our net interest income and premium income (to the extent recognized) will be negatively affected which would decrease our income from continuing operations and net income.

Liquidity

Our $40 million unsecured revolving credit facility (the “Revolver”) matures on June 30, 2014 and has an interest rate of prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. We are currently in the process of negotiating an agreement with our current lender that would, among other things, extend the facility for at least one year. There can be no assurance that we will be able to finalize this agreement.

During March 2013, each of our SBICs issued $3.0 million of SBIC debentures. The interest rate on the debentures is 2.351% plus an annual fee of 0.515%. We have commitments from the SBA for the issuance of $5.0 million in SBIC debentures. During 2012, we requested a commitment for additional debentures of $5.0 million which were approved during May 2013. We have $4.2 million of SBIC debentures which mature in September 2013 and expect these debentures to be repaid using the SBICs’ cash on hand, our Revolver or through issuance of new debentures.

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

During the three months ended March 31, 2013, we sold $7.2 million of the government guaranteed portion of SBA 7(a) loans for cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan. We did not sell the government guaranteed portion of any SBA 7(a) loans for solely servicing spread or for future servicing spread and cash premiums of 10% (“hybrid loan sales” or “hybrid”) during the three months ended March 31, 2013. For hybrid loan sales and sales solely for servicing spread, gains are not recognized at the time of sale due to accounting rules. The cash premium collected on hybrid loan sales is instead amortized as a reduction to interest expense over the life of the loan. Our deferred cash premiums at March 31, 2013 total $2,998,000.

Our secondary market loan sale activity was as follows:

Three Months Ended March 31, 2013

Type of Sale	Principal Sold	Cash Premiums Received	Gain Recognized Upon Sale
			Book	Tax
Cash premium	$7,206,000	$1,042,000	$820,000	$904,000

	$7,206,000	$1,042,000	$820,000	$904,000

Three Months Ended March 31, 2012

Type of Sale	Principal Sold	Cash Premiums Received	Gain Recognized Upon Sale
			Book	Tax
Cash premium	$1,258,000	$158,000	$113,000	$138,000
Hybrid	4,990,000	499,000	—	562,000

	$6,248,000	$657,000	$113,000	$700,000

LOAN PORTFOLIO INFORMATION

Loan Activity

During the three months ended March 31, 2013 we funded $15.4 million of loans. At March 31, 2013, December 31, 2012 and March 31, 2012, our outstanding commitments to fund loans were $10.7 million, $19.5 million and $23.2 million, respectively. We expect to fund loans of between $55 million and $65 million during 2013.

In addition to our retained portfolio of $244.0 million at March 31, 2013, we service $76.2 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales that have been accounted for as sales. Since we retained a residual interest in the cash flows from these loans, the performance of these loans impacted our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

Information on our Aggregate Portfolio, including prepayments, was as follows:

	March 31, 2013	December 31,
		2012	2011	2010	2009	2008
	(Dollars in thousands)
Aggregate Portfolio (1)	$320,158	$313,541	$297,453	$284,451	$273,687	$275,530
Loans funded (2)	$15,422	$54,161	$38,352	$38,440	$30,435	$34,587
Prepayments (2)	$4,363	$20,181	$10,352	$10,830	$12,795	$68,556
% Prepayments (3)	5.6%	6.8%	3.6%	4.0%	4.6%	21.0%

(1)	Serviced portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.
(2)	During the years ended December 31 and the three months ended March 31, 2013.
(3)	Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the three months ended March 31, 2013, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

The following table summarizes our loan activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Loans receivable, net—beginning of year	$238,991	$234,427
Loans funded (1)	15,422	10,731
Principal reductions (1)	(12,676)	(8,997)
Reclassification from secured borrowing to loans receivable	(634)	—
Other adjustments (2)	(432)	(417)

Loans receivable, net—end of period	$240,671	$235,744

(1)	See detailed information below.
(2)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans funded and principal reductions were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Loans Funded:
SBA 7(a) loans	$10,934	$6,587
Commercial mortgage loans	4,488	4,144

Total loans funded	$15,422	$10,731

Principal Reductions:
Scheduled principal payments	$3,604	$2,880
Prepayments	1,866	4,859
Proceeds from sale of SBA 7(a) guaranteed loans	7,206	1,258

Total principal reductions	$12,676	$8,997

Retained Portfolio

Our Retained Portfolio was comprised of the following:

	March 31, 2013			December 31, 2012
	Retained Portfolio		Weighted Average Interest Rate	Retained Portfolio		Weighted Average Interest Rate
	Amount	%		Amount	%
	(Dollars in thousands)
Variable-rate—LIBOR	$126,697	52.7%	4.7%	$126,308	52.9%	4.6%
Variable-rate—prime	72,760	30.2%	5.9%	70,859	29.6%	5.9%
Fixed-rate	41,214	17.1%	9.0%	41,824	17.5%	9.0%

	$240,671	100.0%	5.8%	$238,991	100.0%	5.8%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality

Our provision for loan losses (excluding reductions of loan losses and recoveries) as a percentage of our weighted average outstanding Loans Receivable Subject to Credit Risk was 0.14% and 0.24% during the three months ended March 31, 2013 and 2012, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, future losses may be substantial.

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

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	March 31, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$190,365	92.0%	$160,394	91.3%	$29,971	96.0%
OAEM	1,898	0.9%	1,423	0.8%	475	1.5%
Substandard	11,136	5.4%	10,857	6.2%	279	0.9%
Doubtful	3,527	1.7%	3,041	1.7%	486	1.6%

	$206,926	100.0%	$175,715	100.0%	$31,211	100.0%

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	—	—	—	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. We are currently in the process of foreclosure proceedings on three limited service hospitality properties and expect these processes to be completed during the second and third quarters of 2013.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Overview

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Total revenues	$4,515	$3,787	$728	19.2%
Total expenses	$2,715	$3,812	$(1,097)	(28.8%)
Income (loss) from continuing operations	$1,518	$(6)	$1,524	NM
Net income (loss)	$1,344	$(155)	$1,499	NM

Revenues increased during the three months ended March 31, 2013 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans while expenses decreased primarily due to elimination of costs associated with evaluation of strategic alternatives.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income increased during the three months ended March 31, 2013 by 2.1% to $3,471,000 during the three months ended March 31, 2013 from $3,398,000 during the three months ended March 31, 2012. Our weighted average loans receivable increased to $238.7 million during the three months ended March 31, 2013 compared to $234.7 million during the three months ended March 31, 2012. Partially offsetting this increase in weighted average loans receivable was a decrease in the base LIBOR to 0.31% during the three months ended March 31, 2013 compared to 0.58% during the three months ended March 31, 2012.

Premium income results from certain sales of the government guaranteed portion of SBA 7(a) Program loans into the secondary market. We record premium income at the time of sale for those sales for solely cash premiums and the SBA required 1% servicing spread. We sold more loans for solely cash premiums and the SBA required 1% servicing spread during the three months ended March 31, 2013 than the comparable period of 2012. In addition, there was improvement in the market for Secondary Market Loan Sales as average premiums increased from 12.6% during the three months ended March 31, 2012 to 14.5% during the three months ended March 31, 2013.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. Our premium income increased to $820,000 during the three months ended March 31, 2013 compared to $113,000 during the three months ended March 31, 2012. If markets stay at present levels, we expect that we will sell the majority of our loans solely for cash premiums and the SBA required 1% servicing spread during 2013.

Other income consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Servicing income	$104	$126
Loan related income—other	52	47
Retained interests in transferred assets	41	54
Prepayment fees	—	19
Other	27	30

	$224	$276

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

Interest Expense

Interest expense consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Secured borrowings	$246	$280
Junior subordinated notes	244	264
Debentures payable	206	171
Revolver	93	124
Other	23	44

	$812	$883

The weighted average cost of our funds remained constant at 3.5% during the three months ended March 31, 2013 and 2012.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will likely continue to increase unless we sell loans solely for cash and the SBA 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $40.6 million during three months ended March 31, 2013 compared to $35.3 million during the three months ended March 31, 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $101,000 and $33,000 during the three months ended March 31, 2013 and 2012, respectively.

Interest expense on SBA debentures has increased due to the issuance of $4.0 million of debentures in August 2012 and $6.0 million in March 2013.

The weighted average outstanding under our Revolver decreased from $17.5 million during the three months ended March 31, 2012 to $11.9 million during the three months ended March 31, 2013.

Other Expenses

Salaries and related benefits decreased $125,000 (10.9%) during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to changes in executive management during the fourth quarter of 2012.

General and administrative expense increased $182,000 (40%) during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $502,000 during the three months ended March 31, 2013 compared to $454,000 during the three months ended March 31, 2012 primarily due to increased legal and other professional fees. Expenses related to assets currently in the process of foreclosure increased to $140,000 during the three months ended March 31, 2013 compared to $6,000 during the three months ended March 31, 2012. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers. Expenses incurred during 2013 primarily relate to two hospitality properties which are currently in receivership. The foreclosure process is expected to be completed during the third quarter of 2013. We expect these costs to continue until the foreclosure processes are completed. Once complete, costs associated with foreclosed properties are included in discontinued operations.

During the first quarter of 2012, we expensed $850,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs. The special committee was dissolved during December 2012. Costs associated with exploration of new opportunities for growth have been, and will continue to be incurred, and may be material.

Our provision for loan losses, net was $242,000 during the three months ended March 31, 2013 compared to $475,000 during the three months ended March 31, 2012. Our provision for loan losses primarily relates to limited service hospitality properties included in troubled debt restructurings, including properties currently in the process of foreclosure. Our reserves are categorized as follows:

	March 31, 2013	December 31, 2012
Specific	$1,730,000	$1,535,000
General	1,924,000	1,878,000

	$3,654,000	$3,413,000

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

Income tax provision (benefit) was $282,000 during the three months ended March 31, 2013 compared to ($19,000) during the three months ended March 31, 2012 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $747,000 during the three months ended March 31, 2013 compared to $417,000 during the three months ended March 31, 2012. See –“Taxable Income.” The increase primarily relates to increased interest income of our SBIC subsidiary and our SBA 7(a) subsidiary and a reduction in loans sold by our SBA 7(a) subsidiary as hybrids which had the effect of increasing our deferred tax expense during the three months ended March 31, 2013.

Discontinued Operations

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net operating losses	$(65)	$(131)
Impairment losses	(109)	(18)

Discontinued operations	$(174)	$(149)

Our net operating losses relate to the operations and holding costs of our REO included in discontinued operations.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Three Months Ended March 31,
	2013	2012	Change
	(In thousands)
Net cash provided by (used in) operating activities	$1,103	$(3,097)	$4,200
Net cash provided by (used in) investing activities	(1,963)	4,049	(6,012)
Net cash provided by (used in) financing activities	7,703	(4,200)	11,903

Net cash flow	$6,843	$(3,248)	$10,091

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

The following reconciles net cash provided by (used in) operating activities to Modified Cash:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$1,103	$(3,097)
Change in operating assets and liabilities	(50)	211
Operating Loan Activity	759	3,528

Modified Cash	$1,812	$642

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. During the three months ended March 31, 2013, Modified Cash was greater than our dividend distributions by $541,000. During the three months ended March 31, 2012, dividend distributions were greater than our Modified Cash by $1,028,000. If we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use available funds from the repayment of principal on loans receivable.

The increase in our net cash provided by (used in) operating activities during the three months ended March 31, 2013 was due primarily to the sale of the government guaranteed portion of our SBA 7(a) loans for cash premiums (which allows for sale treatment per accounting rules) compared to selling these government guaranteed portions as hybrids which reflects proceeds as secured borrowings in financing activities.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During the three months ended March 31, 2013, the primary use of funds was loans funded, net of principal collected on loans of $1,987,000. During the three months ended March 31, 2012, the primary source of funds was loans funded, net of principal collected on loans of $1,794,000. We expect that principal collections on our loans will continue to be our primary source of funds from investing activities. In addition, during the three months ended March 31, 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes.

Based on our outstanding loan portfolio at March 31, 2013, our estimated collection of scheduled principal payments during the next twelve months are approximately $13.5 million. Of this, approximately $10.4 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $3.1 million would be used to repay secured borrowings and for obligations of our SBICs.

Financing Activities

We used funds from financing activities during the three months ended March 31, 2013 and 2012 primarily to pay dividends of $1,271,000 and $1,670,000, respectively. We had net proceeds from our Revolver of $3,300,000 during the three months ended March 31, 2013 compared to net repayments on our Revolver of $2,100,000 during the three months ended March 31, 2012. Each of our SBIC subsidiaries issued $3.0 million in SBIC debentures during March 2013. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during the three months ended March 31, 2012 were $4,989,000. We did not sell the government guaranteed portion of any SBA 7(a) loans as hybrids during the three months ended March 31, 2013. To the extent we sell the government guaranteed portion of SBA 7(a) loans as hybrids, proceeds from Secondary Market Loan Sales included in financing activities will increase.

Sources and Uses of Funds

Liquidity Summary

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes. Our primary sources of funds to meet our liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, (3) borrowings under the Revolver and (4) issuance of SBIC debentures. We believe these sources of funds will be sufficient to meet our liquidity requirements.

As a REIT, we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, should we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. During 2013, our Modified Cash will be utilized to fund a portion of our expected 2013 dividend distributions and will not be available to fund portfolio growth or for the repayment of principal due on our debt.

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

Our unsecured $40 million Revolver, with availability of $24.8 million at March 31, 2013, matures on June 30, 2014. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. We are currently in the process of negotiating an agreement with our current lender that would, among other things, extend the facility for at least one year. There can be no assurance that we will be able to finalize this agreement. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant of $132.0 million at January 1, 2013. In addition, the loss of either of our named executive officers would cause an event of default on our Revolver. At March 31, 2013, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

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

At March 31, 2013, we had commitments from the SBA for the issuance of $5.0 million in SBIC debentures. During 2012, we requested a commitment for additional debentures of $5.0 million which were approved during May 2013. Approval of SBIC debenture commitments can be a time consuming and lengthy process.

We rely on Secondary Market Loan Sales to create availability and/or repay principal due on our Revolver. Once fully funded, we typically sell the government guaranteed portion of our SBA 7(a) loans. The market demand for Secondary Market Loan Sales may decline or be temporarily suspended. To the extent we are unable to execute Secondary Market Loan Sales in the normal course of business, our financial condition and results of operations could be adversely affected.

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $10.7 million at March 31, 2013, of which $6.6 million were for prime-rate based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be $1.6 million related to these SBA 7(a) loans (excluding any premium received upon sale); however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2013, we anticipate that we will fund loans of between $55 million to $65 million.

There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We have $4.2 million of SBIC debentures which mature in September 2013 and expect these debentures to be repaid using the SBICs’ cash on hand, our Revolver or through issuance of new debentures.

We have a liability for borrower advances of $6.4 million at March 31, 2013. In general, as part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. When distributions are requested and approved, these borrower advances represent a use of funds which we expect to be paid with cash on hand and/or our Revolver.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the three months ended March 31, 2013, the source of funds for our dividend distributions of $1.3 million was Modified Cash.

SEASONALITY

Generally, we are not subject to seasonal trends. However, since we primarily lend to the limited service hospitality industry, loan delinquencies and requests for deferments typically rise in the winter months due primarily to reductions in business travel and consumer vacations.

DIVIDENDS

Our shareholders are entitled to receive dividends when and as declared by the Board. In determining dividend policy, the Board considers many factors including, but not limited to, actual and anticipated Modified Cash, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment, our ability to obtain leverage, loan portfolio performance and our ability to maintain a stable dividend considering the foregoing factors. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor.

The Board declared a $0.125 per common share quarterly dividend to common shareholders on March 28, 2013 which was paid on April 8, 2013.

We have a covenant within our Revolver that may limit our ability to pay returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid.

TAXABLE INCOME

REIT taxable income; Taxable Income, Net of Current Tax Expense and Adjusted Taxable Income, Net of Current Tax Expense are financial measures that are presented quarterly to assist investors in analyzing our performance and are some of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The following reconciles net income (loss) to REIT taxable income:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$1,344	$(155)
Book/tax differences:
Strategic alternatives	—	850
Amortization and accretion	(12)	(157)
Severance payments	(6)	(8)
Loan valuation	105	405
Impairment losses	108	—
Other, net	32	90

Subtotal	1,571	1,025
Adjustment for TRS net loss (income), net of tax	(525)	58

REIT taxable income	$1,046	$1,083

Distributions declared	$1,325	$1,694

Basic weighted average common shares outstanding	10,591	10,576

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income.

We anticipate that we will have a REIT taxable loss during the second quarter of 2013 based on deductibility of $1.8 million of severance payments during May 2013 and a realized loss for federal income tax purposes on the sale of our retail establishment included in real estate owned of $530,000 during April 2013.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income and TRS’s taxable income (net of current income tax expense) is materially different than our net income. The following table reconciles our net income (loss) to our Adjusted Taxable Income, Net of Current Tax Expense:

	Three Months Ended March 31, 2013
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$1,344	$819	$525
Book versus tax timing differences	449	227	222 (1)

Taxable income	1,793	1,046	747
Current income tax expense	(254)	—	(254)

Taxable Income, Net of Current Tax Expense	$1,539	$1,046	$493

	Three Months Ended March 31, 2012
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net loss	$(155)	$(97)	$(58)
Book versus tax timing differences	1,655	1,180	475 (1)

Taxable income	1,500	1,083	417
Special item (2)	(850)	(850)	—

Taxable Income, adjusted for special item	650	233	417
Current income tax expense	(142)	—	(142)

Adjusted Taxable Income, Net of Current Tax Expense	$508	$233	$275

(1)	Includes $84,000 and $587,000 of timing differences during the three months ended March 31, 2013 and 2012, respectively, related to Secondary Market Loan Sales.
(2)	Timing difference related to non-deductible expenses related to strategic alternatives.

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

Liquidity Risk

Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. We are subject to changes in the debt and collateralized mortgage markets. These markets are continuing to experience disruptions, which could continue to have an adverse impact on our results of operations and financial condition.

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our retained portfolio:

Provision for loan losses	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012
	(In thousands)
As reported (1)	$301	$2,505	$482
Annual loan losses increase by 50 basis points (2)	564	3,509	729
Annual loan losses increase by 100 basis points (2)	828	4,513	975

(1)	Excludes reductions of loan losses and recoveries.
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.

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

VALUATION OF LOANS

Our loans are recorded at cost and adjusted by net loan origination fees and discounts (which are recognized as adjustments of yield over the life of the loan) and loan loss reserves. In order to determine the estimated fair value of our loans, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on a current discount rate, potential prepayment risks and loan losses. If we were required to sell our loans at a time we would not otherwise do so, there can be no assurance that management’s estimates of fair values would be obtained and losses could be incurred.

At March 31, 2013, our loans are 83% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in LIBOR or the prime rate will generally not have a material impact on the fair value of our variable-rate loans. We had $202.5 million of variable-rate loans at March 31, 2013. The estimated fair value of our variable-rate loans ($185.2 million at March 31, 2013) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.

We had $41.5 million and $42.0 million of fixed-rate loans at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At March 31, 2013 and December 31, 2012, we had $202.5 million and $200.2 million of variable-rate loans, respectively, and $82.4 million and $80.0 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($120.1 million and $120.2 million at March 31, 2013 and December 31, 2012, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings have been and are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at both March 31, 2013 and December 31, 2012, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by $300,000 on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would fix our cost of funds and hedge against rising interest rates; however, to date we have not employed any hedging strategies.

DEBT

Our debt was comprised of SBIC debentures, junior subordinated notes, the Revolver and secured borrowings – government guaranteed loans. At March 31, 2013 and December 31, 2012, $23.2 million and $17.2 million, respectively, of our debt had fixed rates of interest (SBIC debentures) and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at March 31, 2013, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $824,000.

The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at March 31, 2013 and December 31, 2012.

March 31, 2013

	Twelve Month Periods Ending March 31,					Thereafter	Carrying Value	Fair Value (1)
	2014	2015	2016	2017	2018
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$4,000	$—	$—	$—	$15,000	$23,190	$23,836
Variable-rate debt (LIBOR and prime based) (3) (4)	1,250	16,488	1,327	1,369	1,413	60,516	82,363	77,900

Totals	$5,440	$20,488	$1,327	$1,369	$1,413	$75,516	$105,553	$101,736

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2013 was 4.1%.
(3)	Principal payments on secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at March 31, 2013 was 3.3%.

December 31, 2012

	Years Ending December 31,					Thereafter	Carrying Value	Fair Value (1)
	2013	2014	2015	2016	2017
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$—	$4,000	$—	$—	$9,000	$17,190	$18,027
Variable-rate debt (LIBOR and prime rate based) (3) (4)	1,932	13,173	1,312	1,353	1,397	60,811	79,978	75,499

Totals	$6,122	$13,173	$5,312	$1,353	$1,397	$69,811	$97,168	$93,526

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2012 was 4.5%.
(3)	Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at December 31, 2012 was 3.3%.

ITEM 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A. Exhibits

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*4.1	Debenture dated March 4, 2013 for $3,000,000 loan with SBA

*4.2	Debenture dated March 4, 2013 for $3,000,000 loan with SBA

10.1	Separation Agreement and General Release dated October 26, 2012 between PMC Commercial Trust and Lance B. Rosemore (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2012).

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 5/10/13	/s/ Jan F. Salit
Jan F. Salit
President and
Chief Executive Officer

Date: 5/10/13	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)