Form 10-Q
period 2013-06-30
PMC COMMERCIAL TRUST /TX
filed 2013-08-09
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, the Registrant had outstanding 10,596,220 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$115,535	$125,515
SBIC commercial mortgage loans receivable	54,861	47,153
SBA 7(a) loans receivable, subject to secured borrowings	37,007	38,349
SBA 7(a) loans receivable	27,713	27,974

Loans receivable, net	235,116	238,991
Cash and cash equivalents	6,127	1,230
Other assets	7,431	7,486

Total assets	$248,674	$247,707

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$39,545	$41,008
Junior subordinated notes	27,070	27,070
SBIC debentures payable	23,190	17,190
Revolving credit facility	12,000	11,900

Debt	101,805	97,168
Borrower advances	3,712	5,942
Accounts payable and accrued expenses	2,998	4,078
Dividends payable	1,347	1,293

Total liabilities	109,862	108,481

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,132,549 and 11,125,883 shares issued at June 30, 2013 and December 31, 2012, respectively; 10,596,220 and 10,589,554 shares outstanding at June 30, 2013 and December 31, 2012, respectively	111	111
Additional paid-in capital	153,105	153,072
Net unrealized appreciation of retained interests in transferred assets	291	278
Cumulative net income	176,107	173,917
Cumulative dividends	(186,801)	(184,151)

Beneficiaries’ equity before treasury stock	142,813	143,227

Less: Treasury stock; at cost, 536,329 shares at June 30, 2013 and December 31, 2012	(4,901)	(4,901)

Total beneficiaries’ equity	137,912	138,326

Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	138,812	139,226

Total liabilities and equity	$248,674	$247,707

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues:
Interest income	$6,926	$6,831	$3,455	$3,433
Premium income	1,543	391	723	278
Other income	530	529	306	253

Total revenues	8,999	7,751	4,484	3,964

Expenses:
Salaries and related benefits	2,117	2,259	1,098	1,115
Interest	1,708	1,759	896	876
General and administrative	1,339	998	697	538
Provision for loan losses, net	414	593	172	118
Transaction costs	393	—	393	—
Strategic alternatives	—	2,202	—	1,352

Total expenses	5,971	7,811	3,256	3,999

Income (loss) before income tax provision and discontinued operations, net of tax	3,028	(60)	1,228	(35)

Income tax provision	(590)	(39)	(308)	(58)

Income (loss) from continuing operations	2,438	(99)	920	(93)

Discontinued operations, net of tax	(248)	(471)	(74)	(322)

Net income (loss)	$2,190	$(570)	$846	$(415)

Weighted average shares outstanding:
Basic	10,594	10,581	10,596	10,586

Diluted	10,594	10,599	10,597	10,607

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.01)	$0.09	$(0.01)
Discontinued operations, net of tax	(0.02)	(0.04)	(0.01)	(0.03)

Net income (loss)	$0.21	$(0.05)	$0.08	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)

Net income (loss)	$2,190	$(570)	$846	$(415)

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	58	(40)	21	(31)
Net realized gains included in net income (loss)	(45)	(66)	(22)	(30)

Change in unrealized appreciation of retained interests in transferred assets	13	(106)	(1)	(61)

Comprehensive income (loss)	$2,203	$(676)	$845	$(476)

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Six Months Ended June 30, 2012
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity

Balances, January 1, 2012	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736
Net unrealized depreciation	—	—	—	(106)	—	—	—	—	(106)
Share-based compensation expense	15,000	—	107	—	—	—	—	—	107
Dividends ($0.32 per share)	—	—	—	—	—	(3,388)	—	—	(3,388)
Net loss	—	—	—	—	(570)	—	—	—	(570)

Balances, June 30, 2012	10,589,554	$111	$153,041	$288	$175,526	$(181,186)	$(4,901)	$900	$143,779

	Six Months Ended June 30, 2013
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity

Balances, January 1, 2013	10,589,554	$111	$153,072	$278	$173,917	$(184,151)	$(4,901)	$900	$139,226
Net unrealized appreciation	—	—	—	13	—	—	—	—	13
Share-based compensation expense	6,666	—	33	—	—	—	—	—	33
Dividends ($0.25 per share)	—	—	—	—	—	(2,650)	—	—	(2,650)
Net income	—	—	—	—	2,190	—	—	—	2,190

Balances, June 30, 2013	10,596,220	$111	$153,105	$291	$176,107	$(186,801)	$(4,901)	$900	$138,812

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,190	$(570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment losses	117	201
Net losses on sales of real estate	1	—
Deferred income taxes	64	(119)
Provision for loan losses, net	414	593
Allowance for accounts receivable	29	—
Unrealized premium adjustment	451	864
Amortization and accretion, net	(111)	(70)
Share-based compensation	33	107
Capitalized loan origination costs	(114)	(186)
Loans funded, held for sale	(11,222)	(13,564)
Proceeds from sale of guaranteed loans	13,670	4,181
Principal collected on loans	690	333
Loan fees remitted, net	(3)	(40)
Change in operating assets and liabilities:
Other assets	(430)	(446)
Borrower advances	(2,230)	948
Accounts payable and accrued expenses	(1,078)	883

Net cash provided by (used in) operating activities	2,471	(6,885)

Cash flows from investing activities:
Loans funded	(13,100)	(13,045)
Principal collected on loans	12,302	10,883
Principal collected on retained interests in transferred assets	47	56
Purchase of furniture and equipment	(1)	(11)
Proceeds from sales of real estate owned, net	560	—
Release of restricted cash and cash equivalents	—	2,233

Net cash provided by (used in) investing activities	(192)	116

Cash flows from financing activities:
Proceeds from revolving credit facility, net	100	3,200
Payment of principal on structured notes payable	—	(5,264)
Proceeds from issuance of SBIC debentures	6,000	—
Proceeds from secured borrowings - government guaranteed loans	—	7,336
Payment of principal on secured borrowings - government guaranteed loans	(690)	(333)
Payment of borrowing costs	(196)	—
Payment of dividends	(2,596)	(3,363)

Net cash provided by financing activities	2,618	1,576

Net increase (decrease) in cash and cash equivalents	4,897	(5,193)

Cash and cash equivalents, beginning of year	1,230	6,502

Cash and cash equivalents, end of period	$6,127	$1,309

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation:

The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by an independent registered public accounting firm. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three and six months ended June 30, 2013 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2. Reclassifications:

Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously report net income (loss) or cash flows.

Note 3. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Commercial mortgage loans	$118,677	$128,401
SBIC commercial mortgage loans	55,239	47,621
SBA 7(a) loans, subject to secured borrowings	36,585	37,909
SBA 7(a) loans	28,195	28,196

Total loans receivable	238,696	242,127
Adjusted by:
Deferred capitalized costs, net	247	277
Loan loss reserves	(3,827)	(3,413)

Loans receivable, net	$235,116	$238,991

Commercial mortgage loans

Represents the loans held by the parent company, PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal; therefore, no loan loss reserves are recorded on the $36.6 million and $37.9 million, respectively of government guaranteed portions of these SBA 7(a) loans included in loans receivable at June 30, 2013 and December 31, 2012.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of retained loan discounts of $2.5 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both June 30, 2013 and December 31, 2012, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At June 30, 2013 and December 31, 2012, 13% and 15%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at June 30, 2013 or December 31, 2012. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing approximately 5% of our loans receivable at both June 30, 2013 and December 31, 2012. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject to Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal). Balances are prior to loan loss reserves and deferred capitalized costs, net.

June 30, 2013
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$196,083	97.0%	$168,554	96.9%	$27,529	97.6%
Between 29 and 59 days delinquent	1,571	0.8%	1,367	0.8%	204	0.7%
Between 60 and 89 days delinquent	1,080	0.5%	954	0.6%	126	0.5%
Over 89 days delinquent (2)	3,377	1.7%	3,041	1.7%	336	1.2%

	$202,111	100.0%	$173,916	100.0%	$28,195	100.0%

(1)	Includes $6.0 million of loans classified as troubled debt restructurings which were current at June 30, 2013 based on revised note terms.
(2)	Loans are classified as troubled debt restructurings. We foreclosed on the collateral underlying these three loans – limited service hospitality properties in July 2013.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$198,282	97.1%	$170,429	96.8%	$27,853	98.8%
Between 29 and 59 days delinquent	2,824	1.4%	2,482	1.4%	342	1.2%
Between 60 and 89 days delinquent	1	—	—	—	1	—
Over 89 days delinquent	3,111	1.5%	3,111	1.8%	—	—

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

(1)	Includes $7.6 million of loans classified as troubled debt restructurings which were current at December 31, 2012 based on revised note terms.

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

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	June 30, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$185,564	91.8%	$158,769	91.3%	$26,795	95.0%
OAEM	1,874	0.9%	1,404	0.8%	470	1.7%
Substandard	10,017	5.0%	9,747	5.6%	270	1.0%
Doubtful	4,656	2.3%	3,996	2.3%	660	2.3%

	$202,111	100.0%	$173,916	100.0%	$28,195	100.0%

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

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject to Credit Risk was 0.37% and 0.41% during the six months ended June 30, 2013 and 2012, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

The activity in our loan loss reserves was as follows:

	Six Months Ended June 30, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$3,413	$2,850	$563
Provision for loan losses	758	494	264
Reduction of loan losses	(344)	(342)	(2)

Balance, end of period	$3,827	$3,002	$825

	Six Months Ended June 30, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	816	726	90
Reduction of loan losses	(223)	(194)	(29)
Principal balances written-off	(799)	(627)	(172)

Balance, end of period	$1,606	$1,234	$372

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on those loans considered to be impaired loans was as follows:

	June 30, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,958	$9,322	$1,636
Impaired loans expected to be fully recoverable (1)	2,178	2,059	119

Total impaired loans (2)	$13,136	$11,381	$1,755

Loan loss reserves	$2,049	$1,666	$383

	December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,927	$10,049	$878
Impaired loans expected to be fully recoverable (1)	2,244	2,123	121

Total impaired loans (3)	$13,171	$12,172	$999

Loan loss reserves	$1,535	$1,382	$153

(1)	Balances represent our recorded investment. Includes loans classified as troubled debt restructurings.
(2)	The unpaid principal balance of our impaired commercial mortgage loans was $12,021,000 at June 30, 2013. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $863,000 at June 30, 2013.
(3)	The unpaid principal balance of our impaired commercial mortgage loans was $12,703,000 at December 31, 2012. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $362,000 at December 31, 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$13,195	$11,442	$1,753	$8,221	$7,731	$490

Interest income on impaired loans	$101	$84	$17	$98	$96	$2

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$13,120	$11,621	$1,499	$8,237	$7,726	$511

Interest income on impaired loans	$210	$173	$37	$187	$182	$5

Our recorded investment in Non-Accrual Loans at June 30, 2013 of $6,941,000 was comprised of $1,583,000 of SBA 7(a) loans and $5,358,000 of commercial mortgage loans. Included within the SBA 7(a) loans at June 30, 2013 was a government guaranteed portion of $1,123,000 (i.e., one loan had a related secured borrowing as it was sold as a hybrid) on which we have no credit loss exposure. At June 30, 2013, we were in the process of foreclosing on the collateral underlying the majority of these loans. Our recorded investment in Non-Accrual Loans at December 31, 2012 of $5,768,000 was comprised of an $855,000 SBA 7(a) loan and $4,913,000 of commercial mortgage loans. Included within the SBA 7(a) loan at December 31, 2012 was the government guaranteed portion of $634,000 (i.e., the loan had a related secured borrowing as it was sold as a hybrid) on which we have no credit loss exposure. We did not have any loans receivable past due 90 days or more which were accruing interest at June 30, 2013 or December 31, 2012.

Our troubled debt restructurings include loans with a recorded investment at June 30, 2013 of $4.1 million which were modified voluntarily under agreements to allow extended interest only periods instead of the principal and interest payments required by the notes. In addition, loans with a recorded investment at June 30, 2013 of $5.8 million were modified involuntarily through Chapter 11 bankruptcy proceedings. The bankruptcy plans were confirmed with modified terms including extended interest only and amortization periods or modification of timing of payments combined with interest rate adjustments. Of our troubled debt restructurings, loans with a recorded investment of $8.4 million are no longer complying with their modified terms, including lack of required payments at June 30, 2013. A payment default is defined as a payment that becomes at least 30 days past due after the date the loan was restructured and/or non-payment or lack of timely payment of other loan related obligations such as real estate taxes.

Detailed information on our troubled debt restructurings was as follows:

	June 30, 2013
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$9,303	$9,913	$210	$235
Troubled debt restructurings without reserves	2,063	2,108	—	—

Total troubled debt restructurings	$11,366	$12,021	$210	$235

Number of loans	8		1

Loan loss reserves	$1,666		$135

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$10,049	$10,531	$854	$846
Troubled debt restructurings without reserves	2,123	2,172	—	—

Total troubled debt restructurings	$12,172	$12,703	$854	$846

Number of loans	8		1

Loan loss reserves	$1,382		$130

(1)	At December 31, 2012, the SBA 7(a) loan recorded investment and unpaid principal balance include the government guaranteed portion of $634,000 on which we have no credit loss exposure. However, during 2013, the government guaranteed portion of $634,000 was reclassified from secured borrowings to loans receivable, net, representing a non-cash transaction since it was repurchased by the SBA from the secondary market. Therefore, at June 30, 2013, the SBA 7(a) loan recorded investment and unpaid principal balance do not include the government guaranteed portion of $634,000.

Note 4. Other Assets:

Other assets consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred tax asset, net	$1,562	$1,626
Servicing asset, net	1,464	1,261
Deferred borrowing costs, net	1,374	1,218
Investment in a variable interest entity	827	820
Interest receivable	778	620
Retained interests in transferred assets	739	773
Prepaid expenses and deposits	371	330
Real estate owned	—	739
Other	316	99

	$7,431	$7,486

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Debt:

Information on our debt was as follows:

			Weighted Average Coupon Rate at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(Dollars in thousands, except footnotes)

Secured borrowings - government guaranteed loans:
Loans sold for a premium and excess spread - principal	$30,802	$32,062	4.09%	4.09%
Loans sold for a premium and excess spread - deferred premiums	2,960	3,099	NA	NA
Loans sold for excess spread	5,783	5,847	1.58%	1.58%

	39,545	41,008

Junior subordinated notes	27,070	27,070	3.53%	3.61%
Debentures payable (1)	23,190	17,190	4.06%	4.47%
Revolving credit facility (2)	12,000	11,900	2.61%	2.30%

Debt	$101,805	$97,168

(1)	Our SBIC subsidiaries issued a total of $6.0 million of debentures in March 2013 at an interest rate of 2.351% plus an annual fee of 0.515%. The debentures mature in 10 years and have semi-annual interest only payments until maturity.
(2)	Proceeds on the revolving credit facility were $27,200,000 and $20,600,000 during the six months ended June 30, 2013 and 2012, respectively. Repayments on the revolving credit facility were $27,100,000 and $17,400,000 during the six months ended June 30, 2013 and 2012, respectively.

Principal payments on, and estimated amortization of, our debt at June 30, 2013 was as follows:

Twelve Months Ending June 30,		Secured Borrowings
	Total	Principal (1)	Deferred Premiums (2)	All Other Debt (3)
	(In thousands)
2014	$18,619	$2,176	$253	$16,190
2015	5,244	1,098	146	4,000
2016	1,281	1,135	146	—
2017	1,322	1,176	146	—
2018	1,365	1,219	146	—
Thereafter	73,974	29,781	2,123	42,070

	$101,805	$36,585	$2,960	$62,260

(1)	Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.
(2)	Represents cash premiums collected on loans sold for excess spread and a cash premium of 10% which are amortized as a reduction to interest expense over the life of the loan. Our estimate of their amortization will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs.
(3)	Represents the revolving credit facility, junior subordinated notes and debentures payable.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Share-Based Compensation Plans:

We granted 30,000 option awards on June 8, 2012 at an exercise price of $7.80 (the then current market price) and recorded compensation expense of $12,000 during the three and six months ended June 30, 2012.

We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 8, 2012 at the then current market price of the shares of $7.80. These shares vested immediately upon issuance. We recorded compensation expense of $39,000 during the three and six months ended June 30, 2012 related to these shares.

We issued an aggregate of 6,666 shares to our executive officers on March 14, 2013 at the then current market price of the shares of $7.22 (the closing price on March 13, 2013). We issued an aggregate of 10,000 shares to our executive officers on March 12, 2012 at the then current market price of the shares of $7.27 (the closing price on March 9, 2012). The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $8,000 and $16,000 during the three months ended June 30, 2013 and 2012, respectively, and $33,000 and $56,000 during the six months ended June 30, 2013 and 2012, respectively, related to restricted shares. As of June 30, 2013, there was $29,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

Note 7. Other Income:

Other income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Servicing income	$162	$113	$266	$238
Prepayment fees	50	—	50	19
Retained interests in transferred assets	40	51	81	105
Loan related income - other	28	63	80	110
Other	26	26	53	57

	$306	$253	$530	$529

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Discontinued Operations, Net of Tax:

Discontinued operations, net of tax, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net operating losses	$(75)	$(139)	$(140)	$(270)
Impairment losses	(8)	(183)	(117)	(201)
Net loss on sale of real estate	(1)	—	(1)	—
Income tax benefit	10	—	10	—

Discontinued operations, net of tax	$(74)	$(322)	$(248)	$(471)

Net operating losses relate to the operations and holding costs of our real estate owned included in discontinued operations. During the second quarter of 2013, we sold the properties comprising our real estate owned for cash proceeds with a minimal net loss. During July 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold one of these properties in July 2013 for $1,175,000, received cash proceeds of $200,000 and financed the remainder. No gain or loss was recorded on the transaction.

Impairment losses represent declines in the estimated fair value of our real estate owned subsequent to initial valuation.

Note 9. Earnings (Loss) Per Share (“EPS”):

The computations of basic EPS are based on our weighted average shares outstanding. During the three months ended June 30, 2013, the weighted average shares outstanding were increased by 1,000 shares to reflect the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted EPS during the six months ended June 30, 2013 as options were anti-dilutive. During the three and six months ended June 30, 2012, the weighted average shares outstanding were increased by 21,000 and 18,000 shares, respectively, to reflect the dilutive effect of share options.

Not included in the computation of diluted EPS were outstanding options to purchase 69,000 common shares during both the three months ended June 30, 2013 and 2012 and 99,000 and 69,000 common shares during the six months ended June 30, 2013 and 2012, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 10. Dividends Declared:

Dividends declared during 2013 were as follows:

		Amount
Record Date	Date Paid	Per Share
March 28, 2013	April 8, 2013	$0.125
June 28, 2013	July 8, 2013	0.125

		$0.250

During 2013, due primarily to deductibility of severance expenses and realized losses on our foreclosure properties, we anticipate a taxable loss. Thus, all or a portion of our dividends will be deemed non-taxable returns of capital.

Pursuant to the merger agreement, we are limited to quarterly dividends of $0.125 per share until the merger is completed.

We have a covenant within our revolving credit facility that may limit our ability to pay out returns of capital as dividends. This restriction has not historically limited the amount of dividends we have paid and management does not believe that it will restrict future dividend payments.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Fair Value Measurements:

For impaired loans measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 and 2012, the following table provides the estimated fair value of the related individual assets. We used Level 3 inputs to determine the estimated fair value of our impaired loans as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Impaired loans (1)	$11,087	$11,637

(1)	Determined based on management’s assessment of the estimated fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.

Our retained interests in transferred assets (“Retained Interests”) are recorded at estimated fair value measured on a recurring basis using Level 3 inputs. In determining the estimated fair value of our Retained Interests, we use a present value technique with assumptions of prepayment tendencies and a current discount rate. The prepayment rate used was 15% at both June 30, 2013 and December 31, 2012. The discount rates used were 12.4% at June 30, 2013 and 11.7% at December 31, 2012. No credit losses are assumed for our Retained Interests since the SBA has guaranteed the principal on these loans. The estimated fair value of our Retained Interests at June 30, 2013 and December 31, 2012 was $739,000 and $773,000, respectively.

For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. The estimated fair value of our real estate owned at December 31, 2012 was $739,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of our financial instruments (not recorded at fair value on our consolidated balance sheets) were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(In thousands)
Assets:
Loans Receivable Subject to Credit Risk	$198,109	$180,165	$200,642	$181,112	3
SBA 7(a) loans receivable, subject to secured borrowings	37,007	41,553	38,349	43,096	3

Liabilities:
SBIC debentures	23,190	22,948	17,190	18,027	3
Secured borrowings - government guaranteed loans	39,545	39,545	41,008	41,008	3
Revolving credit facility	12,000	12,000	11,900	11,900	3
Junior subordinated notes	27,070	25,174	27,070	22,592	3

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

Loans Receivable Subject to Credit Risk: Our loans receivable are recorded at cost and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates, prepayment tendencies and potential loan losses. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. In the absence of a readily ascertainable market value, the estimated value of our loans receivable will differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

SBA 7(a) loans receivable, subject to secured borrowings: Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates taking into consideration the lack of credit risk and prepayment tendencies.

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

Revolving credit facility: The carrying amount is a reasonable estimation of fair value as the interest rate on this instrument is variable and is at a current market interest rate.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $20.9 million at June 30, 2013, of which $18.1 million were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments are as follows:

Twelve Months Ending June 30,	Total
(In thousands)
2014	$214
2015	146

$360

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

SBA Related

If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by our SBLC, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency is probable to be asserted. However, if asserted, it could be material to the financial statements.

In certain instances, including liquidation or charge-off of an SBA guaranteed loan, we typically have a receivable for the SBA’s guaranteed portion of legal fees, operating expenses, property taxes paid, etc. related to the loan or the collateral (upon foreclosure). While we believe expenses incurred were justified and necessary for the care and preservation of the collateral and within the established rules of the SBA, there can be no assurance that the SBA will reimburse us. In addition, reimbursement from the SBA is a time consuming and lengthy process and the SBA may seek compensation from us related to reimbursement of expenses which it does not believe were necessary for the care and preservation of the loan or its collateral. Although the SBA has never declined to reimburse us for its portion of material expenses, no assurance can be given that the SBA would not do so in the future. We have evaluated our SBA receivables and believe that our financial statements fairly reflect these receivables at their appropriate net realizable value.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Merger Agreement:

On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC (“CIM Urban REIT”) and subsidiaries of the respective parties. CIM Urban REIT is a private commercial REIT with Class A commercial real estate assets located in premier urban markets throughout the United States. The merger and other transactions were unanimously approved by both PMC Commercial’s Board of Trust Managers and CIM Urban REIT’s Director.

Pursuant to the merger agreement, CIM Urban REIT and its affiliates will receive approximately 22.0 million newly-issued PMC Commercial common shares of beneficial interest and approximately 65.0 million newly-issued PMC Commercial preferred shares. Each preferred share will be convertible into seven common shares of beneficial interest, resulting in the issuance of approximately 477.2 million common shares of beneficial interest in the merger and other transactions. This will represent approximately 97.8% of PMC Commercial’s outstanding shares.

All PMC Commercial common shares of beneficial interest that are outstanding immediately prior to the transactions will remain outstanding following the transactions. In addition, PMC Commercial shareholders of record at the close of the business day prior to the closing of the transactions will receive a special cash dividend of $5.50 per common share of beneficial interest, to be paid shortly after closing.

The “go-shop” period provided pursuant to the terms of the merger agreement, which has expired, did not result in any alternative acquisition proposals. Following the expiration of the go-shop period, PMC Commercial became subject to customary “no-shop” covenants which prohibit it from soliciting alternative acquisition proposals from third parties, but permit it to respond to any unsolicited alternative acquisition proposal that meets certain conditions.

Based on an arrangement with CIM Urban REIT, legal and due diligence expenses related to the potential merger incurred during a certain period of time were reimbursable. As of June 30, 2013 we had incurred $460,000 of costs and had been reimbursed $290,000 by CIM Urban REIT. The remainder of these costs were reimbursed in July 2013.

Under certain circumstances, if the potential merger does not occur, we may be required to pay CIM Urban REIT a termination fee equal to $4.0 million plus reimburse CIM Urban REIT for certain of its out-of-pocket expenses up to $700,000 (excludes the expenses reimbursed by CIM Urban REIT).

The merger and other transactions are subject to certain customary closing conditions, including the approval of PMC Commercial’s shareholders and other third parties and consent of the SBA. The transactions are expected to be completed during the fourth quarter of 2013.

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

The following discussion of our financial condition at June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Business Strategy

On July 8, 2013, we entered into a definitive merger agreement with CIM Urban REIT, a private commercial REIT with Class A commercial real estate assets located in premier urban markets throughout the United States, and subsidiaries of the respective parties. The merger and other transactions are subject to certain customary closing conditions, including the approval of PMC Commercial’s shareholders and are expected to be completed during the fourth quarter of 2013. Potential merger transaction costs will include legal, accounting, investment advisory, filing and printing costs, among other costs. These costs have been, and will continue to be, incurred and will be material. As permitted pursuant to the “go-shop” provisions of the merger agreement, PMC Commercial conducted a marketing process to solicit alternative acquisition proposals from third parties for a 30-day period beginning immediately upon execution of the merger agreement on July 8, 2013 (the “Go Shop Period”). During the Go Shop Period, which expired on August 6, 2013, representatives of PMC Commercial’s financial advisor contacted prospective strategic and financial bidders that were believed to be potentially interested in, and capable of, consummating an acquisition of all or part of PMC Commercial and its subsidiaries. However, such actions did not result in any alternative acquisition proposals. Beginning on August 7, 2013, PMC Commercial became subject to customary “no-shop” provisions that prohibit it from soliciting alternative acquisition proposals from third parties, but permit it to respond to and participate in discussions with third parties with respect to certain unsolicited written alternative acquisitions proposals.

At present, we remain committed to enhancing our core operations by continuing to focus on maintaining and increasing our SBA 7(a) Program loan origination volume, continuing our recently renewed emphasis on our SBIC loan origination volume and increasing our loan originations outside of our SBA and SBIC programs. We have increased our marketing efforts to identify more loan origination opportunities for SBA eligible loans with a principal amount greater than $2.0 million and have funded several of these larger loans during the six months ended June 30, 2013. Despite increased efforts, in many instances if either the opportunities do not meet our underwriting standards, the borrowers do not meet SBA 7(a) Program eligibility requirements or the loans are able to be financed through more traditional lending sources, we may not be able to continue to originate these larger balance SBA 7(a) Program loans at these levels. However, we remain optimistic that our marketing efforts will result in additional larger balance SBA 7(a) Program loan origination opportunities. Our portfolio continues to be predominantly comprised of variable-rate loans, which when combined with the historically low level of interest rates, has continued to negatively impact our results of operations. We should experience increased revenues if interest rates rise.

Subsequent to the merger (if completed), we plan to invest primarily in substantially stabilized real estate and real estate-related assets in North America, in a manner similar to the current investment strategy of CIM Urban REIT and continue to originate loans to small businesses collateralized by first liens on the real estate of the related business, in accordance with our current business strategy but with a focus on expanding PMC Commercial’s existing business of originating SBA 7(a) loans. In addition, we may expand into new real estate-related activities, including (1) originating and/or investing in a variety of loan products, including, but not limited to, mezzanine loans, commercial real estate loans and other types of loans and/or (2) real estate development activities to create stabilized properties.

General Economic Environment

Portfolio Impact

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

As part of our efforts to assist those borrowers who are experiencing negative cash flows, we have historically temporarily or permanently modified the terms of certain loans receivable or have allowed reduced payments. In some instances, we are not yet able to determine if these concessions were, or will be, sufficient to improve these borrowers’ cash flows such that future modifications will not be necessary. We have made additional modifications to assist some of these borrowers. In other instances, borrowers have defaulted on their modified terms. We also have temporarily or permanently modified the terms of certain loans receivable or have allowed reduced payments to borrowers who have just recently begun experiencing negative cash flows. We believe that economic conditions are improving, including those associated with the hospitality industry. However, there can be no certainty that these improved economic conditions will benefit borrowers whose cash flow is not currently sufficient to cover their debt service so that they are able to continue to make payments in accordance with their loan documents without capital investment.

Due to the recession, there was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we will likely continue to experience a high level of expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result of the challenging economic conditions, in general, the holding periods (and related holding costs) for our REO increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material. We believe that current economic conditions will allow a more efficient selling process during 2013; thus, we anticipate that our holding periods and costs should decrease. We foreclosed on the collateral underlying three limited service hospitality properties during July 2013 and sold one of these properties during July 2013.

Competition and Prepayment Activity

We believe that our borrowers typically prefer fixed-rate loans. Historically, local banks offered a five-year maturity, 20-year amortization loan (“mini-perm” bank loan). During the recession, these types of loans were not causing significant competition to us as they were not as common as they had been historically. Recently, the market has changed such that local banks are again offering this product which has increased competition for loans.

In addition, we are experiencing increased competition for SBA 7(a) Program loans from SBA 7(a) lenders. SBA 7(a) Program loans generally have variable rates of interest based on a spread over the prime rate. Recently, our competitors have narrowed this spread. Therefore, we have been, and may continue to, reduce our interest rates to match our competitors’ quoted interest rates for SBA 7(a) Program loans. When interest rates are reduced by decreasing the spread we charge our borrowers over the prime rate, our net interest income and premium income (to the extent recognized) will be negatively affected which will decrease any income from continuing operations and net income.

The weighted average interest rate on our fixed-rate loans is 8.8% at June 30, 2013. Prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans. We are currently experiencing increased prepayment activity on our fixed-rate loans primarily due to increased competition.

As a result of the increased competition for loans and the current economic environment, we have experienced an increase in prepayment activity. We expect this level of prepayment activity to continue in the near term. Historically, we generated significant prepayment fees upon loan prepayments. Currently, we are not generating significant prepayment fees since (1) we do not retain prepayment fees on SBA 7(a) loans, (2) prepayment provisions have expired on many of our fixed-rate loans, and (3) our variable-rate loans have minimum or no prepayment fees.

Liquidity

Our $40 million unsecured revolving credit facility (the “Revolver”) originally matured on June 30, 2014 and has an interest rate of prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. During August 2013, we extended the facility for a one-year period and the facility now matures on June 30, 2015.

During March 2013, each of our SBICs issued $3.0 million of SBIC debentures. The interest rate on the debentures is 2.351% plus an annual fee of 0.515%. We have commitments from the SBA for the issuance of $10.0 million in SBIC debentures. We expect to issue all $10.0 million of these debentures during the third quarter of 2013. We have $4.2 million of SBIC debentures which mature in September 2013 and expect these debentures to be repaid using our Revolver or through issuance of new debentures.

Returns of Capital

During 2013, due primarily to severance expenses and realized losses on our foreclosure properties, we anticipate a taxable loss and all or a portion of our dividends will be deemed non-taxable returns of capital. See “Taxable Income (Loss).”

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

During the six months ended June 30, 2013, we sold $13.7 million of the government guaranteed portion of SBA 7(a) loans for cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan. We did not sell the government guaranteed portion of any SBA 7(a) loans for solely servicing spread or for future servicing spread and cash premiums of 10% (“hybrid loan sales” or “hybrid”) during the six months ended June 30, 2013. For hybrid loan sales and sales solely for servicing spread, gains are not recognized at the time of sale due to accounting rules. The cash premium collected on hybrid loan sales is instead amortized as a reduction to interest expense over the life of the loan. Our deferred cash premiums at June 30, 2013 total $2,960,000.

Our secondary market loan sale activity was as follows:

Six Months Ended June 30, 2013

	Principal Sold	Cash Premiums Received	Gain Recognized Upon Sale
Type of Sale			Book	Tax
	(In thousands)
Cash premium	$13,670	$1,994	$1,543	$1,719

Six Months Ended June 30, 2012

	Principal Sold	Cash Premiums Received	Gain Recognized Upon Sale
Type of Sale			Book	Tax
	(In thousands)
Cash premium	$4,180	$521	$391	$457
Hybrid	7,337	734	—	844

	$11,517	$1,255	$391	$1,301

LOAN PORTFOLIO INFORMATION

Loan Activity

During the six months ended June 30, 2013 we funded $24.3 million of loans. At June 30, 2013, December 31, 2012 and June 30, 2012, our outstanding commitments to fund loans were $20.9 million, $19.5 million and $22.3 million, respectively. We expect to fund loans of between $55 million and $65 million during 2013.

In addition to our retained portfolio of $238.7 million at June 30, 2013, we service $81.7 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales that have been accounted for as sales. Since we retain a residual interest in the cash flows from these loans, the performance of these loans impact our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

Information on our Aggregate Portfolio, including prepayments, was as follows:

	June 30,	December 31,
	2013	2012	2011	2010	2009	2008
	(Dollars in thousands)
Aggregate Portfolio (1)	$320,414	$313,541	$297,453	$284,451	$273,687	$275,530

Loans funded (2)	$24,322	$54,161	$38,352	$38,440	$30,435	$34,587

Prepayments (2)	$8,938	$20,181	$10,352	$10,830	$12,795	$68,556

% Prepayments (3)	5.7%	6.8%	3.6%	4.0%	4.6%	21.0%

(1)	Serviced portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.
(2)	During the years ended December 31 and the six months ended June 30, 2013.
(3)	Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the six months ended June 30, 2013, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

The following table summarizes our loan activity for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)

Loans receivable, net - beginning of year	$238,991	$234,427
Loans funded (1)	24,322	26,609
Principal reductions (1)	(26,662)	(15,397)
Reclassifications to REO	—	(1,481)
Reclassification from secured borrowings to loans receivable	(634)	—
Other adjustments (2)	(901)	(399)

Loans receivable, net - end of period	$235,116	$243,759

(1)	See detailed information below.
(2)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans funded and principal reductions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Loans Funded:
SBA 7(a) loans	$4,103	$11,498	$15,037	$18,085
Commercial mortgage loans	4,797	4,380	9,285	8,524

Total loans funded	$8,900	$15,878	$24,322	$26,609

Principal Reductions:
Scheduled principal payments	$3,184	$3,115	$6,788	$5,995
Prepayments	4,338	362	6,204	5,221
Proceeds from sale of SBA 7(a) guaranteed loans	6,464	2,923	13,670	4,181

Total principal reductions	$13,986	$6,400	$26,662	$15,397

Retained Portfolio

Our Retained Portfolio was comprised of the following:

	June 30, 2013			December 31, 2012
	Retained Portfolio		Weighted Average Interest Rate	Retained Portfolio		Weighted Average Interest Rate
	Amount	%		Amount	%
	(Dollars in thousands)
Variable-rate - LIBOR	$125,836	53.5%	4.7%	$126,308	52.9%	4.6%
Variable-rate - prime	68,843	29.3%	5.9%	70,859	29.6%	5.9%
Fixed-rate	40,437	17.2%	8.8%	41,824	17.5%	9.0%

	$235,116	100.0%	5.8%	$238,991	100.0%	5.8%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality

Our provision for loan losses (excluding reductions of loan losses) as a percentage of our weighted average outstanding Loans Receivable Subject to Credit Risk was 0.37% and 0.41% during the six months ended June 30, 2013 and 2012, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, future losses may be substantial.

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

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	June 30, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$185,564	91.8%	$158,769	91.3%	$26,795	95.0%
OAEM	1,874	0.9%	1,404	0.8%	470	1.7%
Substandard	10,017	5.0%	9,747	5.6%	270	1.0%
Doubtful	4,656	2.3%	3,996	2.3%	660	2.3%

	$202,111	100.0%	$173,916	100.0%	$28,195	100.0%

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	—	—	—	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. The foreclosure processes on the underlying collateral of three limited service hospitality properties were completed during July 2013. We sold one of these properties in July 2013.

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

In situations where management believes that we, as the lender, may suffer irreparable harm from diminishment of collateral value due to actions or inactions of the borrower, we may request that a court appoint a receiver to take control of the collateral to attempt to preserve current value. Typically, a receiver is requested in situations where foreclosure of the underlying collateral is anticipated but is expected to be a lengthy process or where the lender may not want to take title, such as when there are questions concerning environmental risks. Prior to filing an application for a receiver with a court, we perform a cost benefit analysis to determine if the anticipated operating deficits in the aggregate for the expected tenure of the receivership are less than any anticipated diminishment or impairment of the collateral value. While generally there is no court ordered mandate for the lender to fund any operating shortfalls, in practice, the lender does generally fund operating deficits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Overview

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(In thousands)
Total revenues	$4,484	$3,964	$520	13.1%
Total expenses	$3,256	$3,999	$(743)	(18.6%)

Income (loss) from continuing operations	$920	$(93)	$1,013	NM
Net income (loss)	$846	$(415)	$1,261	NM

Revenues increased during the three months ended June 30, 2013 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans while expenses decreased primarily due to elimination of costs associated with evaluation of strategic alternatives, partially offset by transaction costs incurred during the three months ended June 30, 2013.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income during the three months ended June 30, 2013 remained relatively constant at $3,455,000 during the three months ended June 30, 2013 compared to $3,433,000 during the three months ended June 30, 2012. Our weighted average loans receivable remained stable at $238.6 million during the three months ended June 30, 2013 compared to $238.4 million during the three months ended June 30, 2012.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. Our premium income increased to $723,000 during the three months ended June 30, 2013 compared to $278,000 during the three months ended June 30, 2012. We sold $6.5 million of loans during the three months ended June 30, 2013 compared to $2.9 million of loans during the three months ended June 30, 2012 for solely cash premiums and the SBA required 1% servicing spread. If markets stay at present levels, we expect that we will sell the majority of our loans solely for cash premiums and the SBA required 1% servicing spread during 2013.

Other income consisted of the following:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Servicing income	$162	$113
Prepayment fees	50	—
Retained interests in transferred assets	40	51
Loan related income - other	28	63
Other	26	26

	$306	$253

We earn fees for servicing loans sold into the secondary market solely for cash premiums. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market and decrease over time as scheduled principal payments and prepayments occur.

Prepayment fee income during the three months ended June 30, 2013 represents the prepayment fee on one fixed-rate commercial mortgage loan. Prepayment fee income is dependent upon a number factors and is not generally predictable as the volume and mix of loans prepaying is not known. See –“Executive Summary – Competition and Prepayment Activity.”

Interest Expense

Interest expense consisted of the following:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Secured borrowings	$284	$305
Junior subordinated notes	245	258
Debentures payable	249	174
Revolver	96	116
Other	22	23

	$896	$876

The weighted average cost of our funds decreased to 3.5% during the three months ended June 30, 2013 compared to 3.6% during the three months ended June 30, 2012.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will decrease if we sell loans solely for cash and the SBA 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $39.8 million during three months ended June 30, 2013 compared to $39.0 million during the three months ended June 30, 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $38,000 and $37,000 during the three months ended June 30, 2013 and 2012, respectively.

Interest expense on SBA debentures has increased due to the issuance of $4.0 million of debentures in August 2012 and $6.0 million in March 2013.

Interest expense on our Revolver decreased primarily due to a decrease in the weighted average balance outstanding from $16.6 million during the three months ended June 30, 2012 to $11.4 million during the three months ended June 30, 2013.

Other Expenses

General and administrative expense increased $159,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $641,000 during the three months ended June 30, 2013 compared to $524,000 during the three months ended June 30, 2012 primarily due to increased investment advisory and professional fees. Expenses related to assets currently in the process of foreclosure increased to $56,000 during the three months ended June 30, 2013 compared to $14,000 during the three months ended June 30, 2012. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers. Expenses incurred during 2013 primarily relate to three hospitality properties whose foreclosure processes were completed during July 2013. Once complete, costs associated with foreclosed properties are included in discontinued operations. We sold one of these properties in July 2013.

Transaction costs of $393,000 during the three months ended June 30, 2013 represent primarily legal costs related to the potential merger. Costs associated with the potential merger have been, and will continue to be, incurred and will be material.

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board of Trust Managers established a special committee of all independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. During the second quarter of 2012, we expensed $1,352,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs. The special committee was dissolved during December 2012.

Our provision for loan losses, net was $172,000 during the three months ended June 30, 2013 compared to $118,000 during the three months ended June 30, 2012. Our provision for loan losses primarily relates to limited service hospitality properties included in troubled debt restructurings, including properties currently in the process of foreclosure. Our reserves were categorized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Specific	$2,049	$1,535
General	1,778	1,878

	$3,827	$3,413

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

Income tax provision (included in continuing operations) and income tax benefit (included in discontinued operations) was $308,000 during the three months ended June 30, 2013 compared to $58,000 during the three months ended June 30, 2012 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $771,000 during the three months ended June 30, 2013 compared to $46,000 during the three months ended June 30, 2012. The increase in income tax provision primarily relates to increased interest income of our SBIC subsidiary and our SBA 7(a) subsidiary and a reduction in loans sold by our SBA 7(a) subsidiary as hybrids which had the effect of increasing our deferred tax expense during the three months ended June 30, 2013.

Discontinued Operations, Net of Tax

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Net operating losses	$(75)	$(139)
Impairment losses	(8)	(183)
Net loss on sale of real estate	(1)	—
Income tax benefit	10	—

Discontinued operations, net of tax	$(74)	$(322)

Our net operating losses relate to the operations and holding costs of our REO included in discontinued operations. During the second quarter of 2013, we sold the properties comprising our real estate owned for cash proceeds with a minimal net loss. During July 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold one of these properties in July for $1,175,000, received cash proceeds of $200,000 and financed the remainder. No gain or loss was recorded on the transaction.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Overview

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(In thousands)
Total revenues	$8,999	$7,751	$1,248	16.1%
Total expenses	$5,971	$7,811	$(1,840)	(23.6%)

Income (loss) from continuing operations	$2,438	$(99)	$2,537	NM
Net income (loss)	$2,190	$(570)	$2,760	NM

Revenues increased during the six months ended June 30, 2013 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans while expenses decreased primarily due to elimination of costs associated with evaluation of strategic alternatives, partially offset by transaction costs incurred during the six months ended June 30, 2013.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income increased during the six months ended June 30, 2013 by 1.4% to $6,926,000 during the six months ended June 30, 2013 from $6,831,000 during the six months ended June 30, 2012. Our weighted average loans receivable increased to $238.4 million during the six months ended June 30, 2013 compared to $236.6 million during the six months ended June 30, 2012.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. Our premium income increased to $1,543,000 during the six months ended June 30, 2013 compared to $391,000 during the six months ended June 30, 2012. We sold more loans for solely cash premiums and the SBA required 1% servicing spread during the six months ended June 30, 2013 than the comparable period of 2012. In addition, there was improvement in the market for Secondary Market Loan Sales as average premiums increased from 12.5% during the six months ended June 30, 2012 to 14.6% during the six months ended June 30, 2013. There can be no assurance that these cash premiums will remain at these historically high levels. If markets stay at present levels, we expect that we will sell the majority of our loans solely for cash premiums and the SBA required 1% servicing spread during 2013.

Other income consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Servicing income	$266	$238
Retained interests in transferred assets	81	105
Loan related income - other	80	110
Prepayment fees	50	19
Other	53	57

	$530	$529

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

Interest Expense

Interest expense consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Secured borrowings	$530	$585
Junior subordinated notes	489	522
Debentures payable	455	345
Revolver	189	240
Other	45	67

	$1,708	$1,759

The weighted average cost of our funds remained constant at 3.5% during the six months ended June 30, 2013 and 2012.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will decrease if we sell loans solely for cash and the SBA 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $40.2 million during the six months ended June 30, 2013 compared to $36.9 million during the six months ended June 30, 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $139,000 and $70,000 during the six months ended June 30, 2013 and 2012, respectively.

Interest expense on SBA debentures has increased due to the issuance of $4.0 million of debentures in August 2012 and $6.0 million in March 2013.

Interest expense on our Revolver decreased primarily due to a decrease in the weighted average outstanding from $17.1 million during the six months ended June 30, 2012 to $11.8 million during the six months ended June 30, 2013.

Other Expenses

Salaries and related benefits decreased $142,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to changes in executive management during the fourth quarter of 2012 partially offset by an increase in executive compensation.

General and administrative expense increased $341,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $1,141,000 during the six months ended June 30, 2013 compared to $978,000 during the six months ended June 30, 2012 primarily due to increased investment advisory and professional fees. Expenses related to assets currently in the process of foreclosure increased to $198,000 during the six months ended June 30, 2013 compared to $20,000 during the six months ended June 30, 2012. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers. Expenses incurred during 2013 primarily relate to three hospitality properties whose foreclosure processes were completed during July 2013. Once complete, costs associated with foreclosed properties are included in discontinued operations. We sold one of these properties in July 2013.

Transaction costs of $393,000 during the six months ended June 30, 2013 represent primarily legal costs related to the potential merger. Costs associated with the potential merger have been, and will continue to be, incurred and will be material.

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board of Trust Managers established a special committee of all independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. During the six months ended June 30, 2012, we expensed $2,202,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs. The special committee was dissolved during December 2012.

Our provision for loan losses, net was $414,000 during the six months ended June 30, 2013 compared to $593,000 during the six months ended June 30, 2012. Our provision for loan losses primarily relates to limited service hospitality properties included in troubled debt restructurings, including properties currently in the process of foreclosure. Our reserves were categorized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Specific	$2,049	$1,535
General	1,778	1,878

	$3,827	$3,413

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

Income tax provision (included in continuing operations) and income tax benefit (included in discontinued operations) was $590,000 during the six months ended June 30, 2013 compared to $39,000 during the six months ended June 30, 2012 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $1,518,000 during the six months ended June 30, 2013 compared to $463,000 during the six months ended June 30, 2012. See –“Taxable Income (Loss).” The increase primarily relates to increased interest income of our SBIC subsidiary and our SBA 7(a) subsidiary and a reduction in loans sold by our SBA 7(a) subsidiary as hybrids which had the effect of increasing our deferred tax expense during the six months ended June 30, 2013.

Discontinued Operations, Net of Tax

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net operating losses	$(140)	$(270)
Impairment losses	(117)	(201)
Net loss on sale of real estate	(1)	—
Income tax benefit	10	—

Discontinued operations, net of tax	$(248)	$(471)

Our net operating losses relate to the operations and holding costs of our REO included in discontinued operations. During the second quarter of 2013, we sold the properties comprising our real estate owned for cash proceeds with a minimal net loss. During July 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold one of these properties in July for $1,175,000, received cash proceeds of $200,000 and financed the remainder. No gain or loss was recorded on the transaction.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Six Months Ended June 30,
	2013	2012	Change
	(In thousands)
Net cash provided by (used in) operating activities	$2,471	$(6,885)	$9,356
Net cash provided by (used in) investing activities	(192)	116	(308)
Net cash provided by financing activities	2,618	1,576	1,042

Net cash flow	$4,897	$(5,193)	$10,090

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

The following reconciles net cash provided by (used in) operating activities to Modified Cash:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$2,471	$(6,885)
Change in operating assets and liabilities	3,738	(1,385)
Operating Loan Activity	(3,138)	9,050

Modified Cash	$3,071	$780

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. See –“Dividends.” During the six months ended June 30, 2013, Modified Cash was greater than our dividend distributions by $475,000. During the six months ended June 30, 2012, dividend distributions were greater than our Modified Cash by $2,583,000. Our Modified Cash, after adjusting for expenses related to the evaluation of strategic alternatives which were paid prior to June 30, 2012 was $2,302,000 for the six months ended June 30, 2012. Dividend distributions were greater than our Modified Cash, adjusted by these cash expenses related to the evaluation of strategic alternatives by $1,061,000 during the six months ended June 30, 2012. If we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our Revolver or use available funds from the repayment of principal on loans receivable.

The increase in our net cash provided by (used in) operating activities during the six months ended June 30, 2013 was due primarily to the sale of the government guaranteed portion of our SBA 7(a) loans for solely cash premiums (which allows for sale treatment per accounting rules) compared to selling these government guaranteed portions as hybrids which reflects proceeds as secured borrowings in financing activities.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During the six months ended June 30, 2013 and 2012, the primary use of funds was loans funded, net of principal collected on loans of $790,000 and $2,162,000, respectively. We expect that principal collections on our loans will continue to be our primary source of funds from investing activities. We also sold all of our real estate owned during the six months ended June 30, 2013 and collected cash proceeds of $560,000. In addition, during the six months ended June 30, 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes.

Based on our outstanding loan portfolio at June 30, 2013, our estimated collection of scheduled principal payments and known prepayments during the next twelve months was approximately $15.3 million. Of this, approximately $12.4 million could be available to repay a portion of the balance outstanding under the Revolver. The remaining $2.9 million would be used to repay secured borrowings and for obligations of our SBICs.

Financing Activities

We used funds from financing activities during the six months ended June 30, 2013 and 2012 primarily to pay dividends of $2,596,000 and $3,363,000, respectively. We had net proceeds from our Revolver of $100,000 and $3,200,000 during the six months ended June 30, 2013 and 2012, respectively. Each of our SBIC subsidiaries issued $3.0 million in SBIC debentures during March 2013. We expect to issue $10.0 million of SBIC debentures during the third quarter of 2013. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during the six months ended June 30, 2012 were $7,336,000. We did not sell the government guaranteed portion of any SBA 7(a) loans as hybrids during the six months ended June 30, 2013. To the extent we sell the government guaranteed portion of SBA 7(a) loans as hybrids, proceeds from Secondary Market Loan Sales included in financing activities will increase. If markets stay at present levels, we expect that we will sell the majority of our loans solely for cash premiums and the SBA required 1% servicing spread during 2013.

Sources and Uses of Funds

Liquidity Summary

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes, including potential merger transaction costs. Our primary sources of funds to meet our liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments, (3) borrowings under the Revolver and (4) issuance of SBIC debentures. We believe these sources of funds will be sufficient to meet our liquidity requirements.

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

Our unsecured $40 million Revolver, with availability of $28.0 million at June 30, 2013, originally matured on June 30, 2014. During August 2013, we extended the facility for a one-year period and the facility now matures June 30, 2015. The interest rate is prime less 50 basis points or the 30-day LIBOR plus 2%, at our option. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant of $132.0 million at January 1, 2013. In addition, the loss of either of our named executive officers would cause an event of default on our Revolver. At June 30, 2013, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

If we are unable to make required payments under our borrowing arrangements, breach any representation or warranty of our borrowing arrangements or violate any covenant, our lenders may accelerate the maturity of our debt or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due and terminate its commitment to lend thereunder. Any such event may have a material adverse effect on our liquidity, the value of our common shares and the ability to pay dividends to our shareholders. In the event of a default on our Revolver, we will rely on Modified Cash, available principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under the Revolver or identify other sources of funds at an acceptable cost, if at all.

At June 30, 2013, we had commitments from the SBA for the issuance of $10.0 million in SBIC debentures. Approval of SBIC debenture commitments can be a time consuming and lengthy process. We expect to issue the $10.0 million of debentures during the third quarter of 2013.

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

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $20.9 million at June 30, 2013, of which $18.1 million were for prime-rate based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be $7.4 million related to these SBA 7(a) loans (excluding any premium received upon sale); however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2013, we anticipate that we will fund loans of between $55 million to $65 million.

There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We have $4.2 million of SBIC debentures which mature in September 2013 and expect these debentures to be repaid using our Revolver or through issuance of new debentures. We expect to issue $10.0 million of debentures during the third quarter of 2013.

We have a liability for borrower advances of $3.7 million at June 30, 2013. In general, as part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. When distributions are requested and approved, these borrower advances represent a use of funds which we expect to be paid with cash on hand and/or our Revolver.

We are currently incurring transaction costs associated with the potential merger, including legal, accounting and investment advisory related. These costs will continue to be incurred and will be material. Transaction costs will be funded using cash on hand and/or our Revolver.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the six months ended June 30, 2013, the source of funds for our dividend distributions of $2.6 million was Modified Cash.

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

Dividends declared during 2013 were as follows:

		Amount
Record Date	Date Paid	Per Share
March 28, 2013	April 8, 2013	$0.125
June 28, 2013	July 8, 2013	0.125

		$0.250

During 2013, due primarily to deductibility of severance expenses and realized losses on our foreclosure properties, we anticipate a taxable loss. Thus, all or a portion of our dividends will be deemed non-taxable returns of capital.

Pursuant to the merger agreement, we are limited to quarterly dividends of $0.125 per share until the merger is completed.

We have a covenant within our Revolver that may limit our ability to pay returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid.

TAXABLE INCOME (LOSS)

REIT taxable income (loss); Taxable Income (Loss), Net of Current Tax Expense and Adjusted Taxable Income (Loss), Net of Current Tax Expense are financial measures that are presented quarterly to assist investors in analyzing our performance and are some of the factors utilized by our Board in determining the level of dividends to be paid to our shareholders. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The following reconciles net income (loss) to REIT taxable income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$846	$(415)	$2,190	$(570)
Book/tax differences:
Strategic alternatives	—	1,352	—	2,202
Loss on sale of real estate	(1,537)	—	(1,537)	—
Amortization and accretion	(11)	(12)	(23)	(169)
Severance payments	(1,794)	(8)	(1,800)	(16)
Transaction costs	393	—	393	—
Loan valuation	176	(494)	281	(89)
Impairment losses	8	167	116	167
Other, net	(3)	86	29	176

Subtotal	(1,922)	676	(351)	1,701

Adjustment for TRS net income, net of tax	(484)	(89)	(1,009)	(30)

REIT taxable income (loss)	$(2,406)	$587	$(1,360)	$1,671

Distributions declared	$1,325	$1,694	$2,650	$3,388

Basic weighted average common shares outstanding	10,596	10,586	10,594	10,581

As a REIT, PMC Commercial generally will not be subject to corporate level Federal income tax on net income that is currently distributed to shareholders provided the distribution exceeds 90% of REIT taxable income.

REIT taxable income will be reduced during the third quarter of 2013 based on expected realized losses for federal income tax purposes on our foreclosure properties of $991,000 during July 2013.

Primarily as a result of the timing differences for gain recognition on Secondary Market Loan Sales, our combined REIT taxable income (loss) and TRS’s taxable income (net of current income tax expense) is materially different than our net income (loss). The following table reconciles our net income (loss) to our Adjusted Taxable Income (Loss), Net of Current Tax Expense:

	Six Months Ended June 30, 2013
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net income	$2,190	$1,181	$1,009
Book versus tax timing differences	(2,032)	(2,541)	509	(1)

Taxable income (loss)	158	(1,360)	1,518
Special items (2)	1,407	1,407	—

Taxable Income, adjusted for special item	1,565	47	1,518
Current income tax expense	(534)	—	(534)

Adjusted Taxable Income, Net of Current Tax Expense	$1,031	$47	$984

	Six Months Ended June 30, 2012
	Combined	REIT	TRS’s
	(In thousands, except footnotes)
Net loss	$(570)	$(600)	$30
Book versus tax timing differences	2,704	2,271	433	(1)

Taxable income	2,134	1,671	463
Special item (3)	(2,202)	(2,202)	—

Taxable Income (Loss), adjusted for special item	(68)	(531)	463
Current income tax expense	(158)	—	(158)

Adjusted Taxable Income (Loss), Net of Current Tax Expense	$(226)	$(531)	$305

(1)	Includes $176,000 and $910,000 of timing differences during the six months ended June 30, 2013 and 2012, respectively, related to Secondary Market Loan Sales.
(2)	Timing difference related to currently non-deductible expenses related to potential merger transaction costs and timing difference related to currently deductible severance and related benefits.
(3)	Timing difference related to non-deductible expenses related to strategic alternatives.

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our retained portfolio:

Provision for loan losses	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012
	(In thousands)
As reported (1)	$758	$2,505	$816
Annual loan losses increase by 50 basis points (2)	1,276	3,509	1,315
Annual loan losses increase by 100 basis points (2)	1,792	4,513	1,814

(1)	Excludes reductions of loan losses.
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average loans receivable for the periods indicated.

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

At June 30, 2013, our loans are 83% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in LIBOR or the prime rate will generally not have a material impact on the fair value of our variable-rate loans. We had $197.8 million of variable-rate loans at June 30, 2013. The estimated fair value of our variable-rate loans ($181.6 million at June 30, 2013) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.

We had $40.9 million and $42.0 million of fixed-rate loans at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At June 30, 2013 and December 31, 2012, we had $197.8 million and $200.2 million of variable-rate loans, respectively, and $78.6 million and $80.0 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($119.2 million and $120.2 million at June 30, 2013 and December 31, 2012, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings have been and are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at June 30, 2013 and December 31, 2012, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by $298,000 and $301,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would fix our cost of funds and hedge against rising interest rates; however, to date we have not employed any hedging strategies.

DEBT

Our debt was comprised of SBIC debentures, junior subordinated notes, the Revolver and secured borrowings – government guaranteed loans. At June 30, 2013 and December 31, 2012, $23.2 million and $17.2 million, respectively, of our debt had fixed rates of interest (SBIC debentures) and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at June 30, 2013, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $786,000.

The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at June 30, 2013 and December 31, 2012.

June 30, 2013

	Twelve Month Periods Ending June 30,						Carrying	Fair
	2014	2015	2016	2017	2018	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$4,000	$—	$—	$—	$15,000	$23,190	$22,948

Variable-rate debt (LIBOR and prime based) (3) (4)	14,429	1,244	1,281	1,322	1,365	58,974	78,615	76,719

Totals	$18,619	$5,244	$1,281	$1,322	$1,365	$73,974	$101,805	$99,667

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2013 was 4.1%.
(3)	Principal payments on secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at June 30, 2013 was 3.3%.

December 31, 2012

	Years Ending December 31,						Carrying	Fair
	2013	2014	2015	2016	2017	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$—	$4,000	$—	$—	$9,000	$17,190	$18,027

Variable-rate debt (LIBOR and prime rate based) (3) (4)	1,932	13,173	1,312	1,353	1,397	60,811	79,978	75,499

Totals	$6,122	$13,173	$5,312	$1,353	$1,397	$69,811	$97,168	$93,526

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2012 was 4.5%.
(3)	Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at December 31, 2012 was 3.3%.

ITEM 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, other than the following:

Operating Risks

The merger may not be completed, which could adversely affect our business, financial results and value of our common shares.

Completion of the merger is subject to the satisfaction of various conditions, including approval of the share issuance by our shareholders and the other conditions described in the merger agreement. We cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. In the event the merger is not completed, we may be subject to several risks, including, but not limited to, the following:

•	Our management’s and employees’ attention from day-to-day business may be diverted;

•

We would still be required to pay significant transaction costs related to the merger, including legal, accounting, financial advisor, filing, printing and mailing expenses, and under certain circumstances would be required to pay a termination fee of $4.0 million and reimburse CIM Urban REIT’s out-of-pocket transaction expenses up to $700,000;

•

To the extent the costs we might incur cause us to be unable to comply with the covenants under our Revolver, an event of default could occur. The existence of an event of default could restrict us from borrowing under the Revolver and from paying dividends to our shareholders. The occurrence of an event of default would also permit our lender to accelerate repayment of all amounts due and to terminate its commitment to lend thereunder.

If the merger is not completed, these risks could materially affect our business, financial condition or results of operations and the market price of our common shares.

The merger is subject to the receipt of consents and approvals from government entities and third parties that could delay completion of the merger or impose conditions that could have a material adverse effect on us or cause abandonment of the merger, which may adversely affect the value of our common shares.

Completion of the merger is conditioned upon the consent of the SBA. A substantial delay in obtaining consent from the SBA or the imposition of unfavorable terms and conditions by the SBA could have an adverse effect on our business, financial condition or results of operations, or may cause the abandonment of the merger.

Completion of the merger is also subject to approval by certain third parties. A substantial delay in obtaining such approvals, the failure to obtain such approvals or the imposition of unfavorable terms or conditions could have an adverse effect on our business, financial condition or results of operations, or may cause the abandonment of the merger.

Uncertainties associated with the merger may have a negative impact on our business relationships.

The announcement of the merger may have a negative impact on our business relationships. Moreover, due to operating covenants in the merger agreement, we may be unable, during the pendency of the merger, to pursue certain strategic transactions and otherwise pursue actions that are not in the ordinary course of business even if such actions would prove beneficial. These events could have a material negative impact on our results of operations and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A.	Exhibits

2.1	Agreement and Plan of Merger, dated as of July 8, 2013, by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2013).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*10.1	Third Amendment to Amended and Restated Credit Agreement dated August 5, 2013.

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 8/09/13	/s/ Jan F. Salit
Jan F. Salit
President and Chief Executive Officer

Date: 8/09/13	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)