Form 10-Q
period 2013-09-30
PMC COMMERCIAL TRUST /TX
filed 2013-11-12
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, the Registrant had outstanding 10,596,220 Common Shares of Beneficial Interest, par value $0.01 per share.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$112,328	$125,515
SBIC commercial mortgage loans receivable	53,702	47,153
SBA 7(a) loans receivable, subject to secured borrowings	35,623	38,349
SBA 7(a) loans receivable	28,399	27,974

Loans receivable, net	230,052	238,991
Cash and cash equivalents	12,589	1,230
Other assets	7,260	7,486

Total assets	$249,901	$247,707

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$38,035	$41,008
SBIC debentures payable	27,500	17,190
Junior subordinated notes	27,070	27,070
Revolving credit facility	11,900	11,900

Debt	104,505	97,168
Borrower advances	3,275	5,942
Accounts payable and accrued expenses	2,975	4,078
Dividends payable	1,347	1,293

Total liabilities	112,102	108,481

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,132,549 and 11,125,883 shares issued at September 30, 2013 and December 31, 2012, respectively; 10,596,220 and 10,589,554 shares outstanding at September 30, 2013 and December 31, 2012, respectively	111	111
Additional paid-in capital	153,113	153,072
Net unrealized appreciation of retained interests in transferred assets	271	278
Cumulative net income	176,430	173,917
Cumulative dividends	(188,125)	(184,151)

Beneficiaries’ equity before treasury stock	141,800	143,227

Less: Treasury stock; at cost, 536,329 shares at September 30, 2013 and December 31, 2012	(4,901)	(4,901)

Total beneficiaries’ equity	136,899	138,326

Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	137,799	139,226

Total liabilities and equity	$249,901	$247,707

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues:
Interest income	$10,496	$10,392	$3,570	$3,561
Premium income	1,960	1,187	417	796
Other income	1,131	1,036	601	507

Total revenues	13,587	12,615	4,588	4,864

Expenses:
Salaries and related benefits	3,172	3,350	1,055	1,091
Interest	2,511	2,646	803	887
General and administrative	1,945	1,493	606	495
Transaction costs	1,615	—	1,222	—
Provision for loan losses, net	562	646	148	53
Strategic alternatives	—	3,623	—	1,421

Total expenses	9,805	11,758	3,834	3,947

Income before income tax provision and discontinued operations, net of tax	3,782	857	754	917

Income tax provision	(946)	(311)	(356)	(272)

Income from continuing operations	2,836	546	398	645

Discontinued operations, net of tax	(323)	(643)	(75)	(172)

Net income (loss)	$2,513	$(97)	$323	$473

Weighted average shares outstanding:
Basic	10,594	10,584	10,596	10,590

Diluted	10,596	10,610	10,606	10,590

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.27	$0.05	$0.04	$0.06
Discontinued operations, net of tax	(0.03)	(0.06)	(0.01)	(0.02)

Net income (loss)	$0.24	$(0.01)	$0.03	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)

Net income (loss)	$2,513	$(97)	$323	$473

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	68	(28)	10	12
Net realized gains included in net income (loss)	(75)	(89)	(30)	(23)

Change in unrealized appreciation of retained interests in transferred assets	(7)	(117)	(20)	(11)

Comprehensive income (loss)	$2,506	$(214)	$303	$462

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Nine Months Ended September 30, 2012
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity

Balances, January 1, 2012	10,574,554	$111	$152,934	$394	$176,096	$(177,798)	$(4,901)	$900	$147,736
Net unrealized depreciation	—	—	—	(117)	—	—	—	—	(117)
Share-based compensation expense	15,000	—	119	—	—	—	—	—	119
Dividends ($0.48 per share)	—	—	—	—	—	(5,083)	—	—	(5,083)
Net loss	—	—	—	—	(97)	—	—	—	(97)

Balances, September 30, 2012	10,589,554	$111	$153,053	$277	$175,999	$(182,881)	$(4,901)	$900	$142,558

	Nine Months Ended September 30, 2013
	(Unaudited)
	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity

Balances, January 1, 2013	10,589,554	$111	$153,072	$278	$173,917	$(184,151)	$(4,901)	$900	$139,226
Net unrealized depreciation	—	—	—	(7)	—	—	—	—	(7)
Share-based compensation expense	6,666	—	41	—	—	—	—	—	41
Dividends ($0.375 per share)	—	—	—	—	—	(3,974)	—	—	(3,974)
Net income	—	—	—	—	2,513	—	—	—	2,513

Balances, September 30, 2013	10,596,220	$111	$153,113	$271	$176,430	$(188,125)	$(4,901)	$900	$137,799

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,513	$(97)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment losses	135	208
Net losses on sales of real estate	16	19
Deferred income taxes	214	(129)
Provision for loan losses, net	562	646
Allowance for accounts receivable	29	—
Unrealized premium adjustment	574	1,229
Amortization and accretion, net	(277)	(102)
Share-based compensation	41	119
Capitalized loan origination costs	(158)	(271)
Loans funded, held for sale	(15,945)	(20,724)
Proceeds from sale of guaranteed loans	18,392	11,969
Principal collected on loans	946	499
Loan fees collected (remitted), net	83	(74)
Change in operating assets and liabilities:
Other assets	(150)	(240)
Borrower advances	(2,667)	2,673
Accounts payable and accrued expenses	(1,196)	896

Net cash provided by (used in) operating activities	3,112	(3,379)

Cash flows from investing activities:
Loans funded	(18,951)	(19,772)
Principal collected on loans	20,470	19,079
Principal collected on retained interests in transferred assets	68	82
Purchase of furniture and equipment	(4)	(11)
Proceeds from sales of real estate owned, net	1,622	678
Release of restricted cash and cash equivalents	—	2,233

Net cash provided by investing activities	3,205	2,289

Cash flows from financing activities:
Repayment of revolving credit facility, net	—	(2,800)
Payment of principal on debentures payable and structured notes payable	(4,190)	(5,264)
Proceeds from issuance of SBIC debentures	14,500	4,000
Proceeds from secured borrowings - government guaranteed loans	—	8,498
Payment of principal on secured borrowings - government guaranteed loans	(946)	(499)
Payment of borrowing costs	(402)	(97)
Payment of dividends	(3,920)	(5,058)

Net cash provided by (used in) financing activities	5,042	(1,220)

Net increase (decrease) in cash and cash equivalents	11,359	(2,310)

Cash and cash equivalents, beginning of year	1,230	6,502

Cash and cash equivalents, end of period	$12,589	$4,192

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation:

The accompanying interim financial statements of PMC Commercial Trust (“PMC Commercial” or together with its wholly-owned subsidiaries, “we,” “us” or “our”) have not been audited by an independent registered public accounting firm. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. All material intercompany balances and transactions have been eliminated. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of future financial results. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our most sensitive estimates involve the valuation of our real estate owned and determination of loan loss reserves.

Note 2. Reclassifications:

Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income (loss) or cash flows.

Note 3. Merger Agreement:

On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC (“CIM Urban REIT”) and subsidiaries of the respective parties. CIM Urban REIT is a private commercial REIT with Class A commercial real estate assets located in premier urban markets throughout the United States. The merger and other transactions were unanimously approved by both PMC Commercial’s Board of Trust Managers (the “Board”) and CIM Urban REIT’s Director.

Pursuant to the merger agreement, CIM Urban REIT and its affiliates will receive approximately 22.0 million newly-issued PMC Commercial common shares of beneficial interest and approximately 65.0 million newly-issued PMC Commercial preferred shares. Each preferred share will be convertible into seven common shares of beneficial interest, resulting in the issuance of an aggregate of approximately 477.2 million common shares of beneficial interest in the merger and other transactions after the conversion. This will represent approximately 97.8% of PMC Commercial’s outstanding shares.

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

Based on an arrangement with CIM Urban REIT, legal and due diligence expenses related to the potential merger incurred during a certain period of time were reimbursable. We incurred $542,000 of costs which were reimbursed by CIM Urban REIT.

The merger and other transactions are contractually required to be completed no later than December 31, 2013. The transactions are subject to a number of conditions that the parties are working to satisfy. However, no assurance can be given that the transactions will be completed by the end of the year.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Commercial mortgage loans	$114,745	$128,401
SBIC commercial mortgage loans	54,044	47,621
SBA 7(a) loans, subject to secured borrowings	35,213	37,909
SBA 7(a) loans	28,663	28,196

Total loans receivable	232,665	242,127
Adjusted by:
Deferred capitalized costs, net	239	277
Loan loss reserves	(2,852)	(3,413)

Loans receivable, net	$230,052	$238,991

Commercial mortgage loans

Represents the loans held by the parent company, PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our licensed Small Business Investment Company (“SBIC”) subsidiaries.

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal; therefore, no loan loss reserves are recorded on the $35.2 million and $37.9 million, respectively of government guaranteed portions of these SBA 7(a) loans included in loans receivable at September 30, 2013 and December 31, 2012.

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of retained loan discounts of $2.6 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At both September 30, 2013 and December 31, 2012, our loans were 94% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, gasoline prices, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At September 30, 2013 and December 31, 2012, 12% and 15%, respectively, of our loans were collateralized by properties in Texas. In addition, at September 30, 2013, 10% of our loans were collateralized by properties in Virginia. No other state had a concentration of 10% or greater of our loans receivable at September 30, 2013 or December 31, 2012. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

We have not loaned more than 10% of our assets to any single borrower; however, we have an affiliated group of obligors representing approximately 5% of our loans receivable at both September 30, 2013 and December 31, 2012. Any decline in the financial status of this group could have a material adverse effect on our financial condition and results of operations.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Aging

The following tables represent an aging of our Loans Receivable Subject to Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal). Balances are prior to loan loss reserves and deferred capitalized costs, net.

September 30, 2013
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$193,089	97.8%	$165,006	97.8%	$28,083	98.0%
Between 29 and 59 days delinquent (2)	4,114	2.1%	3,783	2.2%	331	1.1%
Between 60 and 89 days delinquent	—	—	—	—	—	—
Over 89 days delinquent	249	0.1%	—	—	249	0.9%

	$197,452	100.0%	$168,789	100.0%	$28,663	100.0%

(1)	Includes $5.8 million of loans classified as troubled debt restructurings which were current at September 30, 2013 based on revised note payment terms.
(2)	Includes two commercial loans totaling $2.3 million which are classified as troubled debt restructurings.

December 31, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$198,282	97.1%	$170,429	96.8%	$27,853	98.8%
Between 29 and 59 days delinquent	2,824	1.4%	2,482	1.4%	342	1.2%
Between 60 and 89 days delinquent	1	—	—	—	1	—
Over 89 days delinquent	3,111	1.5%	3,111	1.8%	—	—

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

(1)	Includes $7.6 million of loans classified as troubled debt restructurings which were current at December 31, 2012 based on revised note payment terms.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	September 30, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$184,534	93.5%	$156,760	92.9%	$27,774	96.9%
OAEM	4,205	2.1%	3,920	2.3%	285	1.0%
Substandard	7,323	3.7%	7,140	4.2%	183	0.6%
Doubtful	1,390	0.7%	969	0.6%	421	1.5%

	$197,452	100.0%	$168,789	100.0%	$28,663	100.0%

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	—	—	—	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

Our provision for loan losses (excluding reductions of loan losses and recoveries) as a percentage of our weighted average outstanding Loans Receivable Subject to Credit Risk was 0.47% and 0.60% during the nine months ended September 30, 2013 and 2012, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

The activity in our loan loss reserves was as follows:

	Nine Months Ended September 30, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$3,413	$2,850	$563
Provision for loan losses	960	767	193
Reduction of loan losses	(398)	(395)	(3)
Principal balances written-off	(1,123)	(988)	(135)

Balance, end of period	$2,852	$2,234	$618

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	1,203	1,103	100
Reduction of loan losses	(149)	(115)	(34)
Recoveries	(408)	(408)	—
Principal balances written-off	(391)	(219)	(172)

Balance, end of period	$2,067	$1,690	$377

Information on those loans considered to be impaired loans was as follows:

	September 30, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$6,523	$6,222	$301
Impaired loans expected to be fully recoverable (1)	2,049	1,929	120

Total impaired loans (2)	$8,572	$8,151	$421

Loan loss reserves	$840	$697	$143

	December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,927	$10,049	$878
Impaired loans expected to be fully recoverable (1)	2,244	2,123	121

Total impaired loans (3)	$13,171	$12,172	$999

Loan loss reserves	$1,535	$1,382	$153

(1)	Balances represent our recorded investment. Includes loans classified as troubled debt restructurings.
(2)	The unpaid principal balance of our impaired commercial mortgage loans was $8,625,000 at September 30, 2013. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $455,000 at September 30, 2013.
(3)	The unpaid principal balance of our impaired commercial mortgage loans was $12,703,000 at December 31, 2012. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $362,000 at December 31, 2012.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,
	2013			2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$9,783	$8,775	$1,008	$9,885	$8,799	$1,086

Interest income on impaired loans	$112	$110	$2	$88	$84	$4

	Nine Months Ended September 30,
	2013			2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$11,910	$10,676	$1,234	$8,788	$8,083	$705

Interest income on impaired loans	$322	$283	$39	$277	$266	$11

Our recorded investment in Non-Accrual Loans at September 30, 2013 of $1,737,000 was comprised of $401,000 of SBA 7(a) loans and a $1,336,000 commercial mortgage loan. Our recorded investment in Non-Accrual Loans at December 31, 2012 of $5,768,000 was comprised of an $855,000 SBA 7(a) loan (including the government guaranteed portion of $634,000 on which we have no credit loss exposure) and $4,913,000 of commercial mortgage loans. We did not have any loans receivable past due 90 days or more which were accruing interest at September 30, 2013 or December 31, 2012.

Detailed information on our troubled debt restructurings was as follows at September 30, 2013:

	Commercial Mortgage Loans
	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$6,203	$6,649
Troubled debt restructurings without reserves	1,933	1,976

Total troubled debt restructurings	$8,136	$8,625

Number of loans	6

Loan loss reserves	$697

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$10,049	$10,531	$854	$846
Troubled debt restructurings without reserves	2,123	2,172	—	—

Total troubled debt restructurings	$12,172	$12,703	$854	$846

Number of loans	8		1

Loan loss reserves	$1,382		$130

(1)	At December 31, 2012, the SBA 7(a) loan recorded investment and unpaid principal balance include the government guaranteed portion of $634,000 on which we have no credit loss exposure and which, during 2013, was reclassified from secured borrowings to loans receivable, net, since it was repurchased by the SBA from the secondary market.

Our troubled debt restructurings include loans with a recorded investment at September 30, 2013 of $3.9 million which were modified voluntarily under agreements to allow extended interest only periods instead of the principal and interest payments required by the notes. In addition, loans with a recorded investment at September 30, 2013 of $2.8 million were modified involuntarily through Chapter 11 bankruptcy proceedings. The bankruptcy plans were confirmed with modified terms including extended interest only and amortization periods. Of our troubled debt restructurings, loans with a recorded investment of $5.2 million are no longer complying with their modified terms, including lack of required payments at September 30, 2013. A payment default is defined as a payment that becomes at least 30 days past due after the date the loan was restructured and/or non-payment or lack of timely payment of other loan related obligations such as real estate taxes.

Note 5. Other Assets:

Other assets consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred borrowing costs, net	$1,555	$1,218
Servicing asset, net	1,527	1,261
Deferred tax asset, net	1,412	1,626
Investment in a variable interest entity	820	820
Retained interests in transferred assets	699	773
Interest receivable	689	620
Prepaid expenses and deposits	331	330
Real estate owned	56	739
Other	171	99

	$7,260	$7,486

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Debt:

Information on our debt was as follows:

			Weighted Average Coupon Rate at
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(Dollars in thousands, except footnotes)

Secured borrowings - government guaranteed loans:
Loans sold for a premium and excess spread - principal	$29,470	$32,062	4.09%	4.09%
Loans sold for a premium and excess spread - deferred premiums	2,822	3,099	NA	NA
Loans sold for excess spread	5,743	5,847	1.58%	1.58%

	38,035	41,008
Debentures payable (1)	27,500	17,190	3.87%	4.47%
Junior subordinated notes	27,070	27,070	3.52%	3.61%
Revolving credit facility (2)	11,900	11,900	2.75%	2.30%

Debt	$104,505	$97,168

(1)	Our SBIC subsidiaries issued a total of $6,000,000 of debentures in March 2013 at an interest rate of 2.35% plus an annual fee of 0.515% and a total of $8,500,000 of debentures in August 2013 at an interest rate of 3.64% plus an annual fee of 0.76%. The debentures mature in 10 years and have semi-annual interest only payments until maturity. We repaid $4,190,000 of debentures which matured on September 1, 2013.
(2)	Proceeds from the revolving credit facility were $47,800,000 and $34,400,000 during the nine months ended September 30, 2013 and 2012, respectively. Repayments on the revolving credit facility were $47,800,000 and $37,200,000 during the nine months ended September 30, 2013 and 2012, respectively. During August 2013, we extended the maturity date on the revolving credit facility to June 30, 2015.

Principal payments on, and estimated amortization of, our debt at September 30, 2013 was as follows:

Twelve Months Ending September 30,		Secured Borrowings
	Total	Principal (1)	Deferred Premiums (2)	All Other Principal (3)
	(In thousands)
2014	$1,215	$1,069	$146	$—
2015	17,152	1,106	146	15,900
2016	1,290	1,144	146	—
2017	1,332	1,186	146	—
2018	1,375	1,229	146	—
Thereafter	82,141	29,479	2,092	50,570

	$104,505	$35,213	$2,822	$66,470

(1)	Principal payments are generally dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based on scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs. No payment is due unless payments are received from the borrowers on the underlying loans.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Represents cash premiums collected on loans sold for excess spread and a cash premium of 10% which are amortized as a reduction to interest expense over the life of the loan. Our estimate of their amortization will differ from actual amounts to the extent we experience prepayments and/or loan liquidations or charge-offs.
(3)	Represents the revolving credit facility, junior subordinated notes and debentures payable.

Note 7. Share-Based Compensation Plans:

We granted 30,000 option awards on June 8, 2012 at an exercise price of $7.80 (the then current market price) and recorded compensation expense of $12,000 during the nine months ended September 30, 2012.

We issued an aggregate of 5,000 shares to the Board of Trust Managers on June 8, 2012 at the then current market price of the shares of $7.80. These shares vested immediately upon issuance. We recorded compensation expense of $39,000 during the nine months ended September 30, 2012 related to these shares.

We issued an aggregate of 6,666 shares to our executive officers on March 14, 2013 at the then current market price of the shares of $7.22 (the closing price on March 13, 2013). We issued an aggregate of 10,000 shares to our executive officers on March 12, 2012 at the then current market price of the shares of $7.27 (the closing price on March 9, 2012). The restricted shares vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $8,000 and $12,000 during the three months ended September 30, 2013 and 2012, respectively, and $41,000 and $68,000 during the nine months ended September 30, 2013 and 2012, respectively, related to restricted shares. As of September 30, 2013, there was $21,000 of total unrecognized compensation expense related to restricted shares which will be recognized over the next two years.

Note 8. Other Income:

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Prepayment fees	$339	$254	$389	$273
Servicing income	160	132	426	370
Income from Retained interests in transferred assets	42	43	123	148
Loan related income - other	33	63	113	173
Other	27	15	80	72

	$601	$507	$1,131	$1,036

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Discontinued Operations, Net of Tax:

Discontinued operations, net of tax, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net operating losses	$(51)	$(146)	$(190)	$(416)
Impairment losses	(18)	(7)	(135)	(208)
Net losses on sales of real estate	(15)	(19)	(16)	(19)
Income tax benefit	9	—	18	—

Discontinued operations, net of tax	$(75)	$(172)	$(323)	$(643)

Net operating losses relate to the operations and holding costs of our real estate owned included in discontinued operations. As of September 30, 2013, we had sold all of our operating real estate owned. We continue to have holding costs on our remaining real estate owned.

During July 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold one of these properties in July 2013 for $1,175,000, received cash proceeds of $200,000 and financed the remainder. No gain or loss was recorded on the transaction. We sold another of these properties in September 2013 for cash proceeds of $965,000 and recorded a loss of $15,000.

During the nine months ended September 30, 2012, we foreclosed on and sold the underlying collateral (limited service hospitality properties) of two loans with a combined estimated fair value at foreclosure of $1,481,000. One property was sold for $1,375,000 including cash proceeds of $550,000 and financing of $825,000. The other property was sold solely for cash proceeds. No gain or loss was recorded on these sales. In addition, we sold a property during the nine months ended September 30, 2012 with an estimated fair value of $76,000 and recorded a loss of $19,000.

Impairment losses represent declines in the estimated fair value of our real estate owned subsequent to initial valuation.

Note 10. Earnings (Loss) Per Share (“EPS”):

The computations of basic EPS are based on our weighted average shares outstanding. During the three and nine months ended September 30, 2013, the weighted average shares outstanding were increased by 10,000 and 2,000 shares, respectively, to reflect the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted EPS during the three months ended September 30, 2012 as options were anti-dilutive. During the nine months ended September 30, 2012, the weighted average shares outstanding were increased by 26,000 shares to reflect the dilutive effect of share options.

Not included in the computation of diluted EPS were outstanding options to purchase 113,000 common shares during the three months ended September 30, 2012 and 69,000 common shares during each of the nine months ended September 30, 2013 and 2012 because the options’ exercise prices were greater than the average market price of the shares.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Dividends Declared:

Dividends declared during 2013 were as follows:

Record Date	Date Paid	Amount Per Share
March 28, 2013	April 8, 2013	$0.125
June 28, 2013	July 8, 2013	0.125
September 30, 2013	October 7, 2013	0.125

		$0.375

During 2013, due primarily to payment of severance expenses and realized losses on our foreclosure properties, we anticipate a taxable loss. Thus, all or a portion of our dividends will be deemed returns of capital.

Pursuant to the merger agreement, we are limited to quarterly dividends of $0.125 per share until the merger is completed or the merger agreement is otherwise terminated.

We have a covenant within our revolving credit facility that requires us to maintain a minimum net worth of $132 million which may limit our ability to pay out returns of capital as dividends. This restriction has not historically limited the amount of dividends we have paid and management does not believe that it will restrict future dividend payments.

Note 12. Supplemental Disclosure of Cash Flow Information:

Our non-cash activities were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Reclassification from loans receivable to real estate owned	$2,125	$1,481

Loans receivable originated to facilitate sales of real estate owned	$975	$825

Reclassification from secured borrowings to loans receivable, net	$1,749	$—

Note 13. Fair Value Measurements:

For impaired loans measured at fair value on a nonrecurring basis, the following table provides the estimated fair value of the related individual assets. We used Level 3 inputs to determine the estimated fair value of our impaired loans as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Impaired loans (1)	$7,732	$11,637

(1)	Represents carrying value determined based on management’s assessment of the estimated fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our retained interests in transferred assets (“Retained Interests”) are recorded at estimated fair value measured on a recurring basis using Level 3 inputs. In determining the estimated fair value of our Retained Interests, we use a present value technique with assumptions of prepayment tendencies and a current discount rate. The prepayment rate used was 15% at both September 30, 2013 and December 31, 2012. The discount rates used were 12.4% at September 30, 2013 and 11.7% at December 31, 2012. No credit losses are assumed for our Retained Interests since the SBA has guaranteed the principal on these loans. The estimated fair value of our Retained Interests at September 30, 2013 and December 31, 2012 was $699,000 and $773,000, respectively.

For real estate owned, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or fair value thereafter. We use Level 3 inputs to determine the estimated fair value of our real estate owned. The carrying value of our real estate owned is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value, tax assessed value and market environment. The estimated fair value of our real estate owned at September 30, 2013 and December 31, 2012 was $56,000 and $739,000, respectively.

The estimated fair values of those financial instruments which are not recorded at fair value on our consolidated balance sheets were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(In thousands)
Assets:
Loans Receivable Subject to Credit Risk	$194,429	$176,281	$200,642	$181,112	3
SBA 7(a) loans receivable, subject to secured borrowings	35,623	39,961	38,349	43,096	3
Liabilities:
SBIC debentures	27,500	26,476	17,190	18,027	3
Secured borrowings - government guaranteed loans	38,035	38,035	41,008	41,008	3
Revolving credit facility	11,900	11,900	11,900	11,900	3
Junior subordinated notes	27,070	25,184	27,070	22,592	3

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

(Unaudited)

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

Note 14. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $28.6 million at September 30, 2013, of which $18.5 million were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments are as follows:

Twelve Months Ending September 30,	Total
(In thousands)
2014	$216
2015	91

$307

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

Litigation

REIT Redux, L.P. et al v. PMC Commercial Trust, et al. On October 9, 2013, a putative class action and derivative lawsuit was filed in the Dallas County Court at Law No. 5 in Dallas County, Texas against and purportedly on behalf of PMC Commercial. The complaint names as defendants PMC Commercial, members of the Board and executive officers of PMC Commercial and CIM Urban REIT. The plaintiffs assert the action as a direct action, as well as a derivative action and allege, among other things, that the Board breached the PMC Commercial Declaration of Trust and conspired to deprive the plaintiffs and the class of their right to vote to approve or decline the merger, to approve or decline of the sale of PMC Commercial and to approve or decline the authorization of the PMC Commercial common shares necessary to support the

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conversion rights of the PMC Commercial preferred shares to be issued pursuant to the merger agreement. The plaintiffs allege, among other things, that the Board breached its fiduciary duties by approving and recommending the transactions to the shareholders without due regard for the fairness of the transaction, failing to maximize value for the shareholders, engaging in bad faith and self-dealing by preferring transactions that further enriched the trust managers at the expense of the shareholders, and conspiring to deprive the shareholders of their voting power and prerogatives. The complaint alleges that CIM Urban REIT aided, abetted and induced those breaches of fiduciary duty. The complaint further alleges that the causes of action were aggravated by gross negligence and intentional and malicious wrongdoing. The complaint seeks an order enjoining a vote on the transactions contemplated by the merger agreement, an order certifying the matter as a class action for damages, damages for lost shareholder value, exemplary damages, attorney’s fees and costs, appointment of a receiver, if justice so demands, in order to preserve and maximize shareholder value, and all other such relief as the court may find reasonable and necessary to which plaintiffs may be entitled. We have denied all of the allegations in the complaint and intend to vigorously defend against these allegations. However, no assurance can be given as to the outcome of this lawsuit.

In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Merger Related

Up to approximately $3.4 million of transaction fees related to the potential merger are contingent upon consummation of the merger.

Under certain circumstances, if the potential merger does not occur, we may be required to pay CIM Urban REIT a termination fee equal to $4.0 million plus reimburse CIM Urban REIT for certain of its out-of-pocket expenses up to $700,000 (excluding $542,000 of expenses reimbursed by CIM Urban REIT).

In connection with the potential merger, our two executive officers agreed to amend their employment agreements effective upon consummation of the merger. These amended employment agreements would replace their existing employment agreements, provide for various payments and equity awards and adjusts the calculation for severance benefits.

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

The following discussion of our financial condition at September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

EXECUTIVE SUMMARY

Merger

On July 8, 2013, we entered into a definitive merger agreement with CIM Urban REIT, a private commercial REIT with Class A commercial real estate assets located in premier urban markets throughout the United States, and subsidiaries of the respective parties. The merger and other transactions are subject to certain customary closing conditions, including the approval of PMC Commercial’s shareholders and are contractually required to be completed no later than December 31, 2013. However, no assurances can be given that we will be able to complete the transactions by this date. Merger transaction costs include legal, accounting, investment advisory, filing and printing costs, among other costs. These costs have been, and will continue to be, incurred and will be material. As of September 30, 2013, we had incurred approximately $1,600,000 of transaction costs. Excluding fees contingent upon consummation of the merger, we expect to incur an additional approximately $1,100,000 of transaction costs during the fourth quarter of 2013.

To the extent the merger is completed, we plan to (1) invest primarily in substantially stabilized real estate and real estate-related assets in high density, high barrier-to-entry urban markets throughout North America, in a manner similar to the current investment strategy of CIM Urban Partners, L.P. (“CIM Urban”), the operating subsidiary of CIM Urban REIT, and (2) continue to originate loans to small businesses collateralized by first liens on the real estate of the related businesses, in accordance with our current investment strategy but with a focus on expanding our existing business of originating loans through the SBA 7(a) Program. Our lending business will continue to be managed by our existing employees and management team. The operations of our real estate business will be managed by an affiliate of CIM Urban (“CIM Group”) that will provide the day-to-day management of CIM Urban’s operations. CIM Group will manage most aspects of our real estate business to the extent the merger is completed, and it is anticipated that PMC Commercial will be the principal investment vehicle through which CIM Group will place substantially stabilized real estate investments. We expect to generate additional value by:

•

expanding the existing CIM Urban portfolio through the acquisition of substantially stabilized real estate and real estate-related assets at yields which are accretive relative to the targeted dividend;

•

increasing the leverage of the CIM Urban real estate portfolio from its current ratio to a ratio more in line with the broad universe of REITs, and to the extent additional borrowing is then available, subsequently investing the proceeds into additional investments; and

•

expanding over time into new real estate-related activities supported by CIM Group’s broad real estate investment capabilities. These activities may include (1) originating and/or investing in a variety of loan products, including, but not limited to, mezzanine loans, commercial real estate loans and other types of loans, (2) real estate development activities to create core property or otherwise, and/or (3) forming an open-ended REIT to raise additional capital from institutional investors, which would involve a joint venture with CIM Urban.

Business Strategy and Impact of Government Shutdown

We are committed to enhancing our core operations by continuing to focus on maintaining and increasing our SBA 7(a) Program loan origination volume, emphasizing our SBIC loan origination volume and increasing our loan originations outside of our SBA and SBIC programs. We have increased our marketing efforts to identify more loan origination opportunities for SBA eligible loans with a principal amount greater than $2.0 million and have funded several of these larger loans during the nine months ended September 30, 2013. Despite increased efforts, in many instances if either the opportunities do not meet our underwriting standards, the borrowers do not meet SBA 7(a) Program eligibility requirements or the loans are able to be financed through more traditional lending sources, we may not be able to continue to originate these larger balance SBA 7(a) Program loans at these levels. However, we remain optimistic that our marketing efforts will result in additional larger balance SBA 7(a) Program loan origination opportunities. Our portfolio continues to be predominantly comprised of variable-rate loans, which when combined with the historically low level of interest rates, has continued to negatively impact our results of operations. We should experience increased revenues if interest rates rise.

The recent government shutdown which began October 1, 2013 and ended October 17, 2013, affected our ability to originate SBA 7(a) loans during this time as Congress failed to approve a budget which in turn eliminated availability of funds for this loan program. We were not able to get approvals for new SBA 7(a) loans during the shutdown and are dependent upon the Federal government to maintain the SBA 7(a) program. We could be materially and adversely affected by circumstances or events limiting the availability of funds for this loan program. In addition, the budget as approved expires in January 2014. At such time, we could again experience a government shutdown which would affect our ability to originate government guaranteed loans and to sell the government guaranteed portion of these loans in the secondary market.

General Economic Environment

Portfolio Impact

The recession subjected our borrowers to financial stress. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves and the effect on our results of operations and financial condition may be material. We continue to experience issues related to our borrowers including payment issues/delinquencies, non-payment or lack of timely payment of real estate taxes, requests for payment deferrals and extended interest only periods, lack of cash flow, potential loss of franchise, deterioration of the physical property (our collateral) and declining property values. Typically, losses on real estate secured loans are not as significant as non-real estate secured loans due to the borrowers’ equity in their properties, the value of the underlying collateral, the cash flows from operations of the businesses and other factors, such as having recourse to the guarantors.

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

Due to the recession, there was an increase in mortgage defaults and foreclosures in the broader commercial real estate market and these defaults may continue. This increase was due in part to credit market turmoil and declining property cash flows and values. In addition, when foreclosures on commercial real estate properties increase, the property values typically decline even further as supply exceeds demand. We have experienced an increase in litigation (including borrowers who have filed for bankruptcy reorganization) and foreclosure activity. In conjunction with this increase in foreclosure activity, we will likely continue to experience a high level of expenses, including general and administrative, provision for loan losses and impairment losses. Further, our ability to sell our real estate owned (“REO”) and the prices we receive on sale are affected by many factors, including but not limited to, the number of potential buyers, the number of competing properties on the market and other market conditions. Historically, as a result of the challenging economic conditions, in general, the holding periods (and related holding costs) for our REO increased. The lagging impact of the adverse economic conditions may continue to have an adverse effect on our REO and the limited service hospitality industry which may result in additional impairment losses and the effect on our results of operations and financial condition may be material. We believe that current economic conditions will allow a more efficient selling process during 2013; thus, we anticipate that our holding periods and costs should decrease. We foreclosed on the collateral underlying three limited service hospitality properties during July 2013 and sold two of these properties during the third quarter of 2013.

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

In addition, we are experiencing increased competition for SBA 7(a) Program loans from SBA 7(a) lenders. SBA 7(a) Program loans generally have variable rates of interest based on a spread over the prime rate. Recently, our competitors have narrowed this spread. Therefore, we have reduced, and may continue to reduce, our interest rates to match our competitors’ quoted interest rates for SBA 7(a) Program loans. When interest rates are reduced by decreasing the spread we charge our borrowers over the prime rate, our net interest income and premium income (to the extent recognized) will be negatively affected which will decrease any income from continuing operations and net income.

The weighted average interest rate on our fixed-rate loans was 8.9% at September 30, 2013. Prepayments of our fixed-rate loans have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans. We are currently experiencing increased prepayment activity on our commercial mortgage fixed-rate loans primarily due to increased competition.

As a result of the increased competition for loans and the current economic environment, we have experienced an increase in prepayment activity on both our variable and fixed-rate loans. We expect this level of prepayment activity to continue in the near term. Historically, we generated significant prepayment fees upon loan prepayments. We have not generally generated significant prepayment fees since (1) we do not retain prepayment fees on SBA 7(a) loans, (2) prepayment provisions have expired on many of our fixed-rate loans, and (3) our variable-rate loans have minimal or no prepayment fees.

Returns of Capital

During 2013, due primarily to payment of severance expenses and realized losses on our foreclosure properties, we anticipate a taxable loss and all or a portion of our dividends will be deemed returns of capital. See “REIT Taxable Income (Loss).”

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

During the nine months ended September 30, 2013, we sold $18.4 million of the government guaranteed portion of SBA 7(a) loans for cash premiums and 100 basis points (1%) (the minimum spread required to be retained pursuant to SBA regulations) as the servicing spread on the sold portion of the loan. We did not sell the government guaranteed portion of any SBA 7(a) loans for solely servicing spread or for future servicing spread and cash premiums of 10% (“hybrid loan sales” or “hybrid”) during the nine months ended September 30, 2013. For hybrid loan sales and sales solely for servicing spread, gains are not recognized at the time of sale due to generally accepted accounting principles. The cash premium collected on hybrid loan sales is instead amortized as a reduction to interest expense over the life of the loan. Our deferred cash premiums, included in secured borrowings, at September 30, 2013 total $2,822,000.

Our secondary market loan sale activity was as follows:

Nine Months Ended September 30, 2013

	Principal Sold	Cash Premiums Received	Gain Recognized Upon Sale
Type of Sale			Book	Tax
	(In thousands)
Cash premium	$18,392	$2,534	$1,960	$2,196

Nine Months Ended September 30, 2012

	Principal Sold	Cash Premiums Received	Gain Recognized Upon Sale
Type of Sale			Book	Tax
	(In thousands)
Cash premium	$11,969	$1,566	$1,187	$1,367
Hybrid	8,498	850	—	994

	$20,467	$2,416	$1,187	$2,361

The cash premiums received or spread achieved on Secondary Market Loan Sales are dependent upon a number of factors including the interest rate we charge on the loan and the market value of the government guaranteed portion of the loan as determined by third-party investors.

LOAN PORTFOLIO INFORMATION

Loan Activity

During the nine months ended September 30, 2013 we funded $34.9 million of loans. At September 30, 2013, December 31, 2012 and September 30, 2012, our outstanding commitments to fund loans were $28.6 million, $19.5 million and $10.1 million, respectively. We expect to fund loans of between $55 million and $60 million during 2013.

In addition to our retained portfolio of $232.7 million at September 30, 2013, we service $83.5 million of aggregate principal balance of certain loans sold pursuant to Secondary Market Loan Sales that have been accounted for as sales. Since we retain a residual interest in the cash flows from these loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our loans retained (the “Retained Portfolio”) and combined with sold loans that we service (the “Aggregate Portfolio”).

Information on our Aggregate Portfolio, including prepayments, was as follows:

	September 30,	December 31,
	2013	2012	2011	2010	2009	2008
	(Dollars in thousands)
Aggregate Portfolio (1)	$316,175	$313,541	$297,453	$284,451	$273,687	$275,530

Loans funded (2)	$34,896	$54,161	$38,352	$38,440	$30,435	$34,587

Prepayments (2)	$16,715	$20,181	$10,352	$10,830	$12,795	$68,556

% Prepayments (3)	7.1%	6.8%	3.6%	4.0%	4.6%	21.0%

(1)	Serviced portfolio outstanding at the period ended before loan loss reserves and deferred commitment fees.
(2)	During the years ended December 31 and the nine months ended September 30, 2013.
(3)	Represents prepayments as a percentage of the Aggregate Portfolio outstanding as of the beginning of the applicable year. For the nine months ended September 30, 2013, represents annualized prepayments as a percentage of our Aggregate Portfolio outstanding.

The following table summarizes our loan activity for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)

Loans receivable, net - beginning of year	$238,991	$234,427
Loans originated (1)	35,871	41,321
Principal reductions (1)	(39,808)	(31,547)
Reclassifications to REO	(2,125)	(1,481)
Reclassification from secured borrowings to loans receivable	(1,749)	—
Other adjustments (2)	(1,128)	(806)

Loans receivable, net - end of period	$230,052	$241,914

(1)	See detailed information below.
(2)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

Detailed information on our loans funded and principal reductions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Loans Originated:
Loans Funded:
SBA 7(a) loans	$6,297	$9,547	$21,334	$27,632
Commercial mortgage loans	4,277	4,340	13,562	12,864

Total loans funded	10,574	13,887	34,896	40,496

Other Loan Transactions:
Loans originated to facilitate sales of real estate owned	975	825	975	825

Total loans originated	$11,549	$14,712	$35,871	$41,321

Principal Reductions:
Scheduled principal payments	$3,250	$2,893	$10,038	$8,888
Prepayments	5,174	5,469	11,378	10,690
Proceeds from sale of SBA 7(a) guaranteed loans	4,722	7,788	18,392	11,969

Total principal reductions	$13,146	$16,150	$39,808	$31,547

Retained Portfolio

Our Retained Portfolio was comprised of the following:

	September 30, 2013			December 31, 2012
			Weighted Average Interest Rate			Weighted Average Interest Rate

	Retained Portfolio			Retained Portfolio
	Amount	%		Amount	%
	(Dollars in thousands)
Variable-rate - LIBOR	$126,309	54.9%	4.8%	$126,308	52.9%	4.6%
Variable-rate - prime	67,933	29.5%	5.9%	70,859	29.6%	5.9%
Fixed-rate	35,810	15.6%	8.9%	41,824	17.5%	9.0%

	$230,052	100.0%	5.8%	$238,991	100.0%	5.8%

As the majority of our loans have variable interest rates, during the current low interest rate environment, our interest income has been negatively impacted. To the extent LIBOR or the prime rate changes, we will have changes in interest income from our variable-rate loans.

Portfolio Quality

Our provision for loan losses (excluding reductions of loan losses and recoveries) as a percentage of our weighted average outstanding Loans Receivable Subject to Credit Risk was 0.47% and 0.60% during the nine months ended September 30, 2013 and 2012, respectively. To the extent one or several of our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, future losses may be substantial.

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

Management has classified our Loans Receivable Subject to Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs):

	September 30, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$184,534	93.5%	$156,760	92.9%	$27,774	96.9%
OAEM	4,205	2.1%	3,920	2.3%	285	1.0%
Substandard	7,323	3.7%	7,140	4.2%	183	0.6%
Doubtful	1,390	0.7%	969	0.6%	421	1.5%

	$197,452	100.0%	$168,789	100.0%	$28,663	100.0%

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	—	—	—	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

We begin foreclosure and liquidation proceedings when we determine the pursuit of these remedies is the most appropriate course of action. Foreclosure and bankruptcy are complex and sometimes lengthy processes that are subject to Federal and state laws and regulations. The foreclosure processes on the underlying collateral of three limited service hospitality properties were completed during July 2013. We sold two of these properties during the third quarter of 2013.

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

In situations where management believes that we, as the lender, may suffer losses from diminishment of collateral value due to actions or inactions of the borrower, we may request that a court appoint a receiver to take control of the collateral to attempt to preserve current value. Typically, a receiver is requested in situations where foreclosure of the underlying collateral is anticipated but is expected to be a lengthy process or where the lender may not want to take title, such as when there are questions concerning environmental risks. Prior to filing an application for a receiver with a court, we evaluate whether the anticipated operating deficits in the aggregate for the expected tenure of the receivership are less than any anticipated diminishment or impairment of the collateral value. While generally there is no court ordered mandate for the lender to fund any operating shortfalls while the property is in receivership, in practice, the lender does generally fund operating deficits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Overview

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(In thousands)
Total revenues	$4,588	$4,864	$(276)	(5.7%)
Total expenses	$3,834	$3,947	$(113)	(2.9%)

Income from continuing operations	$398	$645	$(247)	(38.3%)
Net income	$323	$473	$(150)	(31.7%)

Revenues decreased during the three months ended September 30, 2013 primarily due to a decrease in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans while expenses decreased primarily due to elimination of costs associated with evaluation of strategic alternatives, partially offset by transaction costs incurred related to the potential merger during the three months ended September 30, 2013.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income during the three months ended September 30, 2013 remained constant at $3,570,000 compared to $3,561,000 during the three months ended September 30, 2012. Our weighted average loans receivable decreased to $231.5 million during the three months ended September 30, 2013 compared to $241.7 million during the three months ended September 30, 2012. We had an increase of $57,000 during the three months ended September 30, 2013 in the amortization of net loan origination fees and discounts primarily due to loan prepayments.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. During the last several years, market premiums on Secondary Market Loan Sales have been at historically high levels due to reduced longer term interest rates. Our premium income decreased to $417,000 during the three months ended September 30, 2013 compared to $796,000 during the three months ended September 30, 2012. We sold $4.7 million of loans during the three months ended September 30, 2013 compared to $7.8 million of loans during the three months ended September 30, 2012 for solely cash premiums and the SBA required 1% servicing spread. Also, average premiums decreased from 13.4% during the three months ended September 30, 2012 to 11.4% during the three months ended September 30, 2013. We believe that the market premium reduction was due generally to the increase in longer term interest rates.

Other income consisted of the following:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Prepayment fees	$339	$254
Servicing income	160	132
Income from Retained interests in transferred assets	42	43
Loan related income - other	33	63
Other	27	15

	$601	$507

We earn fees for servicing loans sold into the secondary market solely for cash premiums. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market and decrease over time as scheduled principal payments and prepayments occur.

Prepayment fee income is dependent upon a number of factors and is not generally predictable as the volume and mix of loans prepaying is not known. Recently, we have seen an increase in prepayment activity on our loans. See –“Executive Summary – Competition and Prepayment Activity.”

Interest Expense

Interest expense consisted of the following:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Debentures payable	$268	$181
Junior subordinated notes	246	259
Secured borrowings	199	302
Revolving credit facility	68	122
Other	22	23

	$803	$887

The weighted average cost of our funds remained constant at 3.5% during both the three months ended September 30, 2013 and 2012.

Interest expense on SBA debentures increased due to the issuance of $4.0 million of debentures in August 2012, $6.0 million in March 2013 and $8.5 million in August 2013. We repaid $4.2 million of SBA debentures upon maturity on September 1, 2013.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will decrease if we sell loans solely for cash and the SBA 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $38.8 million during three months ended September 30, 2013 compared to $40.7 million during the three months ended September 30, 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $138,000 and $37,000 during the three months ended September 30, 2013 and 2012, respectively.

Interest expense on our revolving credit facility decreased primarily due to a decrease in the weighted average balance outstanding from $19.6 million during the three months ended September 30, 2012 to $6.6 million during the three months ended September 30, 2013.

Other Expenses

General and administrative expense increased $111,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to an increase in our corporate overhead due primarily to an increase in professional fees, including legal, accounting and consulting fees.

Transaction costs of $1,222,000 during the three months ended September 30, 2013 primarily represent legal and due diligence costs related to the potential merger. Costs associated with the potential merger have been, and will continue to be, incurred and will be material. The merger and other transactions are subject to certain customary closing conditions, including the approval of PMC Commercial’s shareholders and are contractually required to be completed no later than December 31 2013. However, no assurances can be given that we will be able to complete the transactions by this date.

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board established a special committee of all independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. During the third quarter of 2012, we expensed $1,421,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs when discussions were terminated with one interested strategic party. The special committee was dissolved during December 2012.

Our provision for loan losses, net was $148,000 during the three months ended September 30, 2013 compared to a provision of $53,000 during the three months ended September 30, 2012. The increase in provision for loan losses, net during the three months ended September 30, 2013 is primarily due to the decrease in value of a limited service hospitality property. Our reserves were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Specific identification	$840	$1,535
General	2,012	1,878

	$2,852	$3,413

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

Discontinued Operations, Net of Tax

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net operating losses	$(51)	$(146)
Impairment losses	(18)	(7)
Net losses on sale of real estate	(15)	(19)
Income tax benefit	9	—

Discontinued operations, net of tax	$(75)	$(172)

Our net operating losses relate to the operations and holding costs of our REO included in discontinued operations. As of September 30, 2013, we had sold all of our operating real estate owned. We continue to have holding costs on our remaining real estate owned.

During July 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold one of these properties in July for $1,175,000, received cash proceeds of $200,000 and financed the remainder. No gain or loss was recorded on the transaction. We sold another of these properties in September 2013 for cash proceeds of $965,000 and recorded a loss of $15,000.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Overview

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(In thousands)
Total revenues	$13,587	$12,615	$972	7.7%
Total expenses	$9,805	$11,758	$(1,953)	(16.6%)

Income from continuing operations	$2,836	$546	$2,290	419.4%
Net income (loss)	$2,513	$(97)	$2,610	NM

Revenues increased during the nine months ended September 30, 2013 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) loans while expenses decreased primarily due to elimination of costs associated with evaluation of strategic alternatives, partially offset by transaction costs incurred related to the potential merger during the nine months ended September 30, 2013.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income increased slightly during the nine months ended September 30, 2013 to $10,496,000 during the nine months ended September 30, 2013 from $10,392,000 during the nine months ended September 30, 2012. Our weighted average loans receivable decreased to $236.0 million during the nine months ended September 30, 2013 compared to $237.9 million during the nine months ended September 30, 2012.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. During the last several years, market premiums on Secondary Market Loan Sales have been at historically high levels due to reduced longer term interest rates. Our premium income increased to $1,960,000 during the nine months ended September 30, 2013 compared to $1,187,000 during the nine months ended September 30, 2012. We sold more loans for solely cash premiums and the SBA required 1% servicing spread during the nine months ended September 30, 2013 than the comparable period of 2012. In addition, during 2013 average premiums for Secondary Market Loan Sales increased from 13.1% during the nine months ended September 30, 2012 to 13.8% during the nine months ended September 30, 2013. We believe that the market premium reduction was due generally to the increase in longer term interest rates.

Other income consisted of the following:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Servicing income	$426	$370
Prepayment fees	389	273
Income from Retained interests in transferred assets	123	148
Loan related income - other	113	173
Other	80	72

	$1,131	$1,036

We earn fees for servicing loans sold into the secondary market solely for cash premiums. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market and decrease over time as scheduled principal payments and prepayments occur.

Prepayment fee income is dependent upon a number of factors and is not generally predictable as the volume and mix of loans prepaying is not known. Recently, we have seen an increase in prepayment activity on our loans. See –“Executive Summary – Competition and Prepayment Activity.”

Interest Expense

Interest expense consisted of the following:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Junior subordinated notes	$735	$781
Secured borrowings	729	887
Debentures payable	723	526
Revolving credit facility	257	362
Other	67	90

	$2,511	$2,646

The weighted average cost of our funds remained constant at 3.5% during both the nine months ended September 30, 2013 and 2012.

Secured borrowings increase as we sell SBA 7(a) loans for excess servicing spreads. Interest expense on our secured borrowings will decrease if we sell loans solely for cash and the SBA 1% required servicing spread or we experience significant prepayments and/or charge-offs. The weighted average balance outstanding on our secured borrowings was $39.7 million during the nine months ended September 30, 2013 compared to $38.0 million during the nine months ended September 30, 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $277,000 and $107,000 during the nine months ended September 30, 2013 and 2012, respectively.

Interest expense on SBA debentures has increased due to the issuance of $4.0 million of debentures in August 2012, $6.0 million in March 2013 and $8.5 million in August 2013. We repaid $4.2 million of SBA debentures upon maturity on September 1, 2013.

Interest expense on our revolving credit facility decreased primarily due to a decrease in the weighted average outstanding from $17.9 million during the nine months ended September 30, 2012 to $10.0 million during the nine months ended September 30, 2013.

Other Expenses

General and administrative expense increased $452,000 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $1,767,000 during the nine months ended September 30, 2013 compared to $1,475,000 during the nine months ended September 30, 2012 primarily due to increased investment advisory and professional fees. Expenses related to assets currently in the process of foreclosure increased to $178,000 during the nine months ended September 30, 2013 compared to $18,000 during the nine months ended September 30, 2012. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers.

Transaction costs of $1,615,000 during the nine months ended September 30, 2013 primarily represent legal and due diligence costs related to the potential merger. Costs associated with the potential merger have been, and will continue to be, incurred and will be material. The merger and other transactions are subject to certain customary closing conditions, including the approval of PMC Commercial’s shareholders and are contractually required to be completed no later than December 31, 2013. However, no assurances can be given that we will be able to complete the transactions by this date.

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board established a special committee of all independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. During the nine months ended September 30, 2012, we expensed $3,623,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs when discussions were terminated with one interested party. The special committee was dissolved during December 2012.

Our provision for loan losses, net was $562,000 during the nine months ended September 30, 2013 compared to $646,000 during the nine months ended September 30, 2012. Our provision for loan losses primarily relates to limited service hospitality properties included in troubled debt restructurings. Our reserves were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Specific identification	$840	$1,535
General	2,012	1,878

	$2,852	$3,413

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

Income tax provision (included in continuing operations) and income tax benefit (included in discontinued operations) was $927,000 during the nine months ended September 30, 2013 compared to $311,000 during the nine months ended September 30, 2012 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $2,077,000 during the nine months ended September 30, 2013 compared to $1,321,000 during the nine months ended September 30, 2012. The increase primarily relates to increased interest income, the timing difference during the nine months ended September 30, 2012 from loan sold by our SBA 7(a) subsidiary as hybrids which had the effect of increasing our deferred tax expense and a reduction in overhead of the subsidiary.

Discontinued Operations, Net of Tax

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net operating losses	$(190)	$(416)
Impairment losses	(135)	(208)
Net losses on sale of real estate	(16)	(19)
Income tax benefit	18	—

Discontinued operations, net of tax	$(323)	$(643)

Our net operating losses relate to the operations and holding costs of our REO included in discontinued operations. As of September 30, 2013, we had sold all of our operating real estate owned. We continue to have holding costs on our remaining real estate owned.

During the second quarter of 2013, we sold the properties comprising our real estate owned for cash proceeds with a minimal net loss. During July 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold one of these properties in July for $1,175,000, received cash proceeds of $200,000 and financed the remainder. No gain or loss was recorded on the transaction. We sold another of these properties during September for cash proceeds of $965,000 and recorded a loss of $15,000.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during the nine months ended September 30, 2013 primarily relate to a full service hospitality property acquired during 2010 which experienced declines in its value. Impairment losses during the nine months ended September 30, 2012 primarily relate to a retail establishment acquired during 2009 which experienced declines in its value. Both of these properties were sold during the third quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Nine Months Ended September 30,
	2013	2012	Change
	(In thousands)
Net cash provided by (used in) operating activities	$3,112	$(3,379)	$6,491
Net cash provided by (used in) investing activities	3,205	2,289	916
Net cash provided by (used in) financing activities	5,042	(1,220)	6,262

Net cash flow	$11,359	$(2,310)	$13,669

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

The following reconciles net cash provided by (used in) operating activities to Modified Cash:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$3,112	$(3,379)
Change in operating assets and liabilities	4,013	(3,329)
Operating Loan Activity	(3,393)	8,256

Modified Cash	$3,732	$1,548

To the extent Modified Cash does not cover the current dividend distribution rate or if additional cash is needed based on our working capital needs, the Board may choose to modify its current dividend policy. See –“Dividends.” During the nine months ended September 30, 2013 and 2012, dividend distributions were greater than Modified Cash by $188,000 and $3,510,000, respectively. Modified Cash, after adjusting for payment of transaction and evaluation of strategic alternatives expenses was $4,846,000 and $5,171,000 for the nine months ended September 30, 2013 and 2012, respectively, which was greater than dividend distributions by $926,000 and $113,000 during the nine months ended September 30, 2013 and 2012, respectively. If we need working capital to fund any shortfall in operating cash flows to cover our dividend distributions, we would need to borrow the funds from our revolving credit facility or use available funds from the repayment of principal on loans receivable.

Our net cash provided by (used in) operating activities will fluctuate based on the sale of the government guaranteed portion of our SBA 7(a) loans for solely cash premiums (which allows for sale treatment per generally accepted accounting principles) compared to selling these government guaranteed portions as hybrids which reflects proceeds as secured borrowings in financing activities.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During the nine months ended September 30, 2012, the primary use of funds was loans funded, net of principal collected on loans of $693,000. During the nine months ended September 30, 2013, our source of funds from investing activities was principal collected on loans, net of loans funded of $1,519,000 due to increased prepayment activity on our loans. Included within principal collected on loans are prepayments of $11,378,000 and $10,690,000 during the nine months ended September 30, 2013 and 2012, respectively. Prepayments are dependent upon a number of factors are not generally predictable. Recently, we have seen an increase in prepayment activity related to our commercial mortgage fixed-rate loans. We expect that principal collections on our loans will continue to be our primary source of funds from investing activities. We also sold real estate owned during the nine months ended September 30, 2013 and collected cash proceeds of $1,622,000. In addition, during the nine months ended September 30, 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes.

Based on our outstanding loan portfolio at September 30, 2013, our estimated collection of scheduled principal payments and known prepayments during the next twelve months was approximately $13.1 million. Of this, approximately $10.2 million could be available to repay a portion of the balance outstanding under the revolving credit facility. The remaining $2.9 million would be used to repay secured borrowings and for obligations of our SBICs.

Financing Activities

We used funds from financing activities during the nine months ended September 30, 2013 and 2012 primarily to pay dividends of $3,920,000 and $5,058,000, respectively. We had net repayments on our revolving credit facility of $2,800,000 during the nine months ended September 30, 2012. Each of our SBIC subsidiaries issued $3.0 million in SBIC debentures during March 2013. In addition, our SBIC subsidiaries issued a total of $8.5 million in SBIC debentures during August 2013. We repaid $4.2 million of SBIC debentures upon maturity on September 1, 2013. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during the nine months ended September 30, 2012 were $8,498,000. We did not sell the government guaranteed portion of any SBA 7(a) loans as hybrids during the nine months ended September 30, 2013. To the extent we sell the government guaranteed portion of SBA 7(a) loans as hybrids, proceeds from Secondary Market Loan Sales included in financing activities will increase.

Sources and Uses of Funds

Liquidity Summary

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and other investments, pay dividends, fund debt service and for other general corporate purposes, including potential merger transaction costs. Our primary sources of funds to meet our liquidity needs, including working capital, dividends, debt service and additional investments, if any, consist of (1) Secondary Market Loan Sales, (2) proceeds from principal and interest payments, including prepayments and (3) borrowings under our $40 million unsecured revolving credit facility (the “Revolver”). We believe these sources of funds will be sufficient to meet our liquidity requirements.

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

Sources of Funds

In general, we need liquidity to originate new loans and repay principal and interest on our debt. Our operating revenues are typically utilized to pay our operating expenses, interest and dividends. We have historically utilized principal collections on loans receivable, proceeds from Secondary Market Loan Sales, issuance of SBIC debentures and borrowings under our Revolver as our primary sources of funds.

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

Our unsecured $40 million Revolver, with availability of $28.1 million at September 30, 2013, originally matured on June 30, 2014. During August 2013, we extended the facility for a one-year period and the facility now matures June 30, 2015. The interest rate is the prime rate less 50 basis points or the 30-day LIBOR plus 2%, at our option. Certain covenants, among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant of $132.0 million at January 1, 2013. In addition, the loss of either of our named executive officers would cause an event of default on our Revolver. At September 30, 2013, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

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

At September 30, 2013, we had commitments from the SBA for the issuance of $1.5 million in SBIC debentures. To the extent we have commitments to fund new SBIC loans in excess of $1.5 million, we may request additional debenture commitments. Approval of SBIC debenture commitments can be a time consuming and lengthy process.

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

Uses of Funds

In general, the primary use of our funds is to originate loans and for repayment of principal and interest on our debt. Our outstanding commitments to fund new loans were $28.6 million at September 30, 2013, of which $18.5 million were for prime-rate based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which is intended to be sold pursuant to Secondary Market Loan Sales. Our net working capital outlay would be $4.6 million related to these SBA 7(a) loans (excluding any premium received upon sale); however, the guaranteed portion of our SBA 7(a) loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. During 2013, we anticipate that we will fund loans of between $55 million to $60 million.

There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and it is fully funded and can be sold. In these instances, our liquidity would be affected in the short-term.

We have a liability for borrower advances of $3.3 million at September 30, 2013. In general, as part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. When distributions are requested and approved, these borrower advances represent a use of funds which we expect to be paid with cash on hand and/or our Revolver.

We are currently incurring transaction costs associated with the potential merger, including legal and due diligence costs. These costs will continue to be incurred and will be material. Transaction costs will be funded using cash on hand and/or our Revolver.

We may pay dividends in excess of our Modified Cash to maintain our REIT status or as approved by our Board. During the nine months ended September 30, 2013, the source of funds for our dividend distributions of $3.9 million was Modified Cash of $3.7 million and principal collections on our loans receivable of $0.2 million.

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

Dividends declared during 2013 were as follows:

		Amount
Record Date	Date Paid	Per Share
March 28, 2013	April 8, 2013	$0.125
June 28, 2013	July 8, 2013	0.125
September 30, 2013	October 7, 2013	0.125

		$0.375

During 2013, due primarily to payment of severance expenses and realized losses on our foreclosure properties, we anticipate a taxable loss. Thus, all or a portion of our dividends will be deemed returns of capital.

Pursuant to the merger agreement, we are limited to quarterly dividends of $0.125 per share until the merger is completed or the merger agreement is otherwise terminated.

We have a covenant within our Revolver that requires us to maintain a minimum net worth of $132 million which may limit our ability to pay returns of capital as part of our dividends. This covenant has not historically limited the amount of dividends we have paid.

REIT TAXABLE INCOME (LOSS)

The following reconciles net income (loss) to REIT taxable income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$323	$473	$2,513	$(97)
Book/tax differences:
Strategic alternatives	—	1,253	—	3,456
Loss on sale of real estate	—	—	(1,537)	—
Amortization and accretion	(12)	(11)	(35)	(179)
Severance payments	(4)	(8)	(1,804)	(23)
Transaction costs	1,222	—	1,615	—
Loan valuation	(739)	488	(458)	399
Impairment losses	—	—	116	167
Other, net	42	23	72	198

Subtotal	832	2,218	482	3,921

Adjustment for TRS net income, net of tax	(633)	(559)	(1,642)	(590)

REIT taxable income (loss)	$199	$1,659	$(1,160)	$3,331

Distributions declared	$1,324	$1,695	$3,974	$5,083

Basic weighted average common shares outstanding	10,596	10,590	10,594	10,584

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

The following analysis of our provision for loan losses quantifies the negative impact to our operations from increased losses on our retained portfolio:

Provision for loan losses	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012
	(In thousands)
As reported (1)	$960	$2,505	$1,203
Annual loan losses increase by 50 basis points (2)	1,722	3,509	1,956
Annual loan losses increase by 100 basis points (2)	2,484	4,513	2,708

(1)	Excludes reductions of loan losses and recoveries.
(2)	Represents provision for loan losses based on increases in losses as a percentage of our weighted average Loans Receivable Subject to Credit Risk, for the periods indicated.

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

At September 30, 2013, our loans are 84% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in LIBOR or the prime rate will generally not have a material impact on the fair value of our variable-rate loans. We had $196.4 million of variable-rate loans at September 30, 2013. The estimated fair value of our variable-rate loans ($181.2 million at September 30, 2013) is dependent upon several factors including changes in interest rates and the market for the type of loans we have originated.

We had $36.2 million and $42.0 million of fixed-rate loans at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At September 30, 2013 and December 31, 2012, we had $196.4 million and $200.2 million of variable-rate loans, respectively, and $77.0 million and $80.0 million of variable-rate debt, respectively. On the difference between our variable-rate loans and our variable-rate debt ($119.4 million and $120.2 million at September 30, 2013 and December 31, 2012, respectively) we have interest rate risk. To the extent variable rates decrease, our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominately variable-rate portfolio, our earnings have been and are susceptible to being reduced during periods of lower interest rates. Based on a sensitivity analysis of interest income and interest expense at September 30, 2013 and December 31, 2012, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would reduce net income by $299,000 and $301,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would fix our cost of funds and hedge against rising interest rates; however, to date we have not employed any hedging strategies.

DEBT

Our debt was comprised of SBIC debentures, junior subordinated notes, the Revolver and secured borrowings – government guaranteed loans. At September 30, 2013 and December 31, 2012, $27.5 million and $17.2 million, respectively, of our debt had fixed rates of interest (SBIC debentures) and was therefore not affected by changes in interest rates. Our variable-rate debt is based on LIBOR or the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at September 30, 2013, each hypothetical 100 basis points increase in interest rates would increase interest expense and decrease net income by approximately $770,000.

The following presents the principal amounts by year of expected maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at September 30, 2013 and December 31, 2012.

	Twelve Month Periods Ending September 30,						Carrying	Fair
	2014	2015	2016	2017	2018	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$—	$4,000	$—	$—	$—	$23,500	$27,500	$26,476

Variable-rate debt (LIBOR and prime based) (3) (4)	1,215	13,152	1,290	1,332	1,375	58,641	77,005	75,119

Totals	$1,215	$17,152	$1,290	$1,332	$1,375	$82,141	$104,505	$101,595

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2013 was 3.9%.
(3)	Principal payments on secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at September 30, 2013 was 3.4%.

	Years Ending December 31,						Carrying	Fair
	2013	2014	2015	2016	2017	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$—	$4,000	$—	$—	$9,000	$17,190	$18,027

Variable-rate debt (LIBOR and prime rate based) (3) (4)	1,932	13,173	1,312	1,353	1,397	60,811	79,978	75,499

Totals	$6,122	$13,173	$5,312	$1,353	$1,397	$69,811	$97,168	$93,526

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2012 was 4.5%.
(3)	Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.
(4)	The weighted average interest rate of our variable-rate debt at December 31, 2012 was 3.3%.

ITEM 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Other Information

ITEM 1.	Legal Proceedings

REIT Redux, L.P. et al v. PMC Commercial Trust, et al. On October 9, 2013, a putative class action and derivative lawsuit was filed in the Dallas County Court at Law No. 5 in Dallas County, Texas against and purportedly on behalf of PMC Commercial. The complaint names as defendants PMC Commercial, members of the Board and executive officers of PMC Commercial and CIM Urban REIT. The plaintiffs assert the action as a direct action, as well as a derivative action and allege, among other things, that the Board breached the PMC Commercial Declaration of Trust and conspired to deprive the plaintiffs and the class of their right to vote to approve or decline the merger, to approve or decline of the sale of PMC Commercial and to approve or decline the authorization of the PMC Commercial common shares necessary to support the conversion rights of the PMC Commercial preferred shares to be issued pursuant to the merger agreement. The plaintiffs allege, among other things, that the Board breached its fiduciary duties by approving and recommending the transactions to the shareholders without due regard for the fairness of the transaction, failing to maximize value for the shareholders, engaging in bad faith and self-dealing by preferring transactions that further enriched the trust managers at the expense of the shareholders, and conspiring to deprive the shareholders of their voting power and prerogatives. The complaint alleges that CIM Urban REIT aided, abetted and induced those breaches of fiduciary duty. The complaint further alleges that the causes of action were aggravated by gross negligence and intentional and malicious wrongdoing. The complaint seeks an order enjoining a vote on the transactions contemplated by the merger agreement, an order certifying the matter as a class action for damages, damages for lost shareholder value, exemplary damages, attorney’s fees and costs, appointment of a receiver, if justice so demands, in order to preserve and maximize shareholder value, and all other such relief as the court may find reasonable and necessary to which plaintiffs may be entitled. We have denied all of the allegations in the complaint and intend to vigorously defend against these allegations. However, no assurance can be given as to the outcome of this or any similar future lawsuits.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, other than the following:

Government Program and Regulatory Risks

A government shutdown could adversely affect our SBA 7(a) loan originations, financial condition, results of operations, and share price.

The recent government shutdown which began October 1, 2013 and ended October 17, 2013, affected our ability to originate SBA 7(a) loans during this time as Congress failed to approve a budget which in turn eliminated availability of funds for this loan program. We were not able to get approvals for new SBA 7(a) loans during the shutdown and are dependent upon the Federal government to maintain the SBA 7(a) program. We could be materially and adversely affected by circumstances or events limiting the availability of funds for this loan program. In addition, the budget as approved expires in January 2014. At such time, we could again experience a government shutdown which would affect our ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any government shutdown could adversely affect our SBA 7(a) loan originations, financial condition, results of operations and share price.

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

•

We would still be required to pay significant transaction costs related to the merger, including legal, accounting, financial advisor, filing, printing and mailing expenses, and under certain circumstances would be required to pay a termination fee of $4.0 million and reimburse CIM Urban REIT’s out-of-pocket transaction expenses up to $700,000 (excluding $542,000 of expenses reimbursed by CIM Urban REIT);

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

In connection with the merger, one lawsuit has been filed and is pending, and similar future lawsuits may be filed. An adverse judgment in this or any similar lawsuit may prevent the merger from becoming effective within the expected timeframe or at all. In addition, this type of litigation is often expensive and diverts management’s attention and resources which could adversely affect the operation of our business.

As noted in Item 1. “Legal Proceedings”, certain shareholders of PMC Commercial have filed a lawsuit against PMC Commercial, members of the Board, PMC Commercial’s executive officers and CIM Urban REIT challenging the merger.

While we have denied all of the allegations in the complaint and intend to vigorously defend against these allegations, we cannot assure you as to the outcome of this, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may prevent the completion of the merger in the expected timeframe, or may prevent it from being completed altogether. Whether or not the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A.	Exhibits

2.1	Agreement and Plan of Merger, dated as of July 8, 2013, by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2013).

3.1	Declaration of Trust (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(a)	Amendment No. 1 to Declaration of Trust (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the SEC on June 25, 1993, as amended (Registration No. 33-65910)).

3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2009).

*4.1	Debenture dated August 30, 2013 for $5,000,000 loan with the SBA.

*4.2	Debenture dated August 30, 2013 for $3,500,000 loan with the SBA.

10.1	Third Amendment to Amended and Restated Credit Agreement dated August 5, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013).

10.2	Amended and Restated Executive Employment Contract with Jan F. Salit dated August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2013).

10.3	Amended and Restated Executive Employment Contract with Barry N. Berlin dated August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2013).

*31.1	Section 302 Officer Certification – Chief Executive Officer

*31.2	Section 302 Officer Certification – Chief Financial Officer

**32.1	Section 906 Officer Certification – Chief Executive Officer

**32.2	Section 906 Officer Certification – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Commercial Trust

Date: 11/12/13	/s/ Jan F. Salit
Jan F. Salit
President and Chief Executive Officer

Date: 11/12/13	/s/ Barry N. Berlin
Barry N. Berlin
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)