Form 10-K
period 2013-12-31
PMC COMMERCIAL TRUST /TX
filed 2014-03-10
CIK 908311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

                      (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer                     Accelerated filer ✓                 Non-accelerated filer                               Smaller reporting company __

                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES         NO ✓

The aggregate market value of common shares held by non-affiliates of the Registrant, based upon the closing sale price of the Common Shares of Beneficial Interest on June 30, 2013 as reported on the NYSE MKT, was approximately $83 million. Common Shares of Beneficial Interest held by each officer and trust manager and by each person who owns 10% or more of the outstanding Common Shares of Beneficial Interest have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2014, the Registrant had outstanding 10,596,220 Common Shares of Beneficial Interest.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PMC COMMERCIAL TRUST

Form 10-K

For the Year Ended December 31, 2013

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

PART I

Item 1.   BUSINESS

INTRODUCTION

PMC Commercial Trust (“PMC Commercial” and together with its wholly-owned subsidiaries, the “Company,” “our” or “we”) is a real estate investment trust (“REIT”) organized in 1993 that primarily originates loans to small businesses collateralized by first liens on the real estate of the related businesses. As a REIT, we seek to maximize shareholder value through long-term growth in dividends paid to our shareholders. We must distribute at least 90% of our REIT taxable income to shareholders to maintain our REIT status. See “Tax Status.” Our common shares are traded on the NYSE MKT under the symbol “PCC”. Upon completion of the merger, referred to below, our common shares will be traded on the NASDAQ Global Market under the symbol “PMCT.”

We historically generated revenue primarily from the yield and other fees earned on our investments with loans predominantly to borrowers in the hospitality industry. Our operations include originating, servicing and selling the government guaranteed portions of certain loans. During the years ended December 31, 2013 and 2012, our total revenues were $17.9 million and $17.1 million, respectively, and our net income (loss) was $2.1 million and ($2.2) million, respectively. See “Item 8. Financial Statements and Supplementary Data.”

On July 8, 2013, we entered into a definitive merger agreement with CIM Urban REIT, LLC (“CIM REIT”), a private commercial REIT and subsidiaries of the respective parties. On February 11, 2014, PMC Commercial shareholders approved certain transactions contemplated by the merger agreement. Approval for the transfer of our SBA 7(a) license was received from the Small Business Administration (“SBA”) on March 10, 2014. The merger is anticipated to be completed no later than March 31, 2014 based upon the satisfaction or waiver of all conditions to the merger.

Pursuant to the merger agreement, an affiliate of CIM REIT will receive approximately 22.0 million newly-issued PMC Commercial common shares and approximately 65.0 million newly-issued PMC Commercial preferred shares. Each preferred share will be convertible into seven common shares, resulting in the issuance of an aggregate of approximately 477.2 million common shares in the merger and other transactions after the conversion representing approximately 97.8% of PMC Commercial’s outstanding shares.

All PMC Commercial common shares that were outstanding immediately prior to the transactions will remain outstanding following the merger and related transactions. In addition, PMC Commercial shareholders of record at the close of the business day prior to the closing of the transactions will receive a special cash dividend of $5.50 per common share plus that pro-rata portion of our regular quarterly cash dividend accrued through the closing date of the merger payable ten business days following the completion of the merger.

CIM Urban Partners, L.P. (“CIM Urban”), the operating subsidiary of CIM REIT, and its subsidiaries invest primarily in substantially stabilized real estate and real estate-related assets in high density, high barrier-to-entry urban markets throughout North America, which CIM Group, LLC (“CIM Group”), an affiliate of CIM Urban, has targeted for opportunistic investment and which are likely, in CIM Group’s opinion, to experience above-average rent growth relative to national averages and/or their neighboring central business districts. CIM Urban is managed by an affiliate of CIM Group, a related party. CIM Group is an integrated, full-service investment manager with in-house research, acquisition, investment, development, finance, leasing and management capabilities. Its headquarters are located in Los Angeles, California.

Upon completion of the merger, we plan to (1) invest primarily in substantially stabilized real estate and real estate-related assets in high density, high barrier-to-entry urban markets throughout North America, in a manner similar to the current investment strategy of CIM Urban and (2) continue to originate loans to small businesses collateralized by first liens on the real estate of the related businesses, in accordance with our current investment strategy but with a focus on expanding our existing business of originating loans through the SBA’s 7(a) Guaranteed Loan Program (“SBA 7(a) Program”).

Our lending business will continue to be managed by our existing employees and management team. The operations of our real estate business will be managed by CIM Group through an investment management agreement (“the Investment Management Agreement”) that will provide the day-to-day management of CIM Urban’s operations. CIM Group will manage most aspects of our real estate business, and it is anticipated that PMC Commercial will be the principal investment vehicle through which CIM Group will place substantially stabilized real estate investments. We expect to generate additional value by:

—

expanding the existing CIM Urban portfolio through the acquisition of substantially stabilized real estate and real estate-related assets at yields which are accretive relative to the targeted dividend;

—

increasing the leverage of the CIM Urban real estate portfolio from its current ratio to a ratio more in line with the broad universe of REITs, and to the extent additional borrowing is then available, subsequently investing the proceeds into additional investments; and

—

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

A condition to completion of the merger was approval of the change in ownership of our two Small Business Investment Companies (“SBICs”) by the Small Business Investment Company Division of the SBA. As part of the approval process, license applications were required to be submitted for each SBIC. Due to the lengthy timeframe associated with the license application process, we were unable to obtain the SBA’s approval of the SBIC license applications. Therefore, upon completion of the merger, the licenses will be surrendered. After completion of the merger, we may re-apply for these licenses.

LENDING ACTIVITIES

Overview

We are a national lender that primarily originates loans to small businesses, principally in the limited service hospitality industry. In addition to first liens on the real estate of the related businesses, our loans are typically personally guaranteed by the principals of the entities obligated on the loans.

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

We consider traditional underwriting criteria such as:

—	The underlying cash flow of the owner-operator;
—	The components, value and replacement cost of the borrower’s collateral (primarily real estate);
—	The industry and competitive environment in which the borrower operates;
—	The financial strength of the guarantors;
—	Analysis of local market conditions;
—	The ease with which the collateral can be liquidated;
—	The existence of any secondary repayment sources;
—	Evaluation of the property operator; and
—	The existence of a franchise relationship.

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

Loan Portfolio Statistics

Information on our loans receivable was as follows:

	At December 31,
	2013	2012
	(Dollars in thousands)
Principal outstanding (1)	$239,606	$242,126
Weighted average interest rate	5.8%	5.8%
Average yield (2)	5.7%	5.2%
Weighted average contractual maturity in years	15.6	15.5
Hospitality industry concentration	94.7%	94.3%
Texas concentration (3)	13.4%	14.7%

(1)    Loans receivable outstanding before loan loss reserves and deferred commitment fees.

(2)    The calculation of average yield divides our interest income, prepayment fees and other loan related fees, adjusted by the provision for loan losses, by the weighted average loans receivable outstanding.

(3)    No other state concentrations greater than or equal to 10% existed at December 31, 2013 or 2012.

SBA 7(a) Program

First Western SBLC, Inc. (“First Western”), a wholly-owned subsidiary of PMC Commercial Trust, is licensed as a small business lending company (“SBLC”) that originates loans through the SBA 7(a) Program.

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

We continue to focus on the origination of SBA 7(a) Program loans due to their profitability. We utilize the SBA 7(a) Program to originate small business loans, primarily secured by real estate, and then sell the government guaranteed portion to investors.

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

We may originate SBA 7(a) Program loans up to $5 million primarily to existing businesses, who use the funds for a wide range of business needs including, but not limited to:

—	Opening, expanding or acquiring a business or franchise;
—	Purchasing commercial real estate and property improvements; and
—	Refinancing existing business debt.

The terms of an SBA 7(a) Program loan are primarily distinguished from the terms of a conventional loan by the following:

—	A longer term is possible. We offer up to 25 year amortization periods and maturities compared to conventional loans which typically are a maximum of 20 years.
—	Lower down payments are generally required. SBA loans typically have down payments that are usually 20% of the entire project cost while conventional loans generally require between 25% and 30%.
—

No early balloon payments or prepayment fees. SBA loans are generally fully amortizing without a balloon payment at maturity. In addition, if the term is less than 15 years, there is no prepayment fee.

Under the SBA 7(a) Program, the SBA typically guarantees 75% of qualified loans over $150,000. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and affiliates and other factors, the general eligibility requirements include, but are not limited to: (1) gross sales of the borrower cannot exceed size standards set by the SBA (i.e., $30.0 million for limited service hospitality properties) or alternatively average net income cannot exceed $5.0 million for the most recent two fiscal years for the borrower and affiliates, (2) liquid assets of the borrower cannot exceed specified limits, (3) tangible net worth of the borrower and affiliates must be less than $15.0 million, (4) the borrower must be a U.S. citizen or legal permanent resident and (5) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $3.75 million. Maximum maturities for SBA 7(a) Program loans are 25 years for real estate and 10 years for the purchase of machinery, furniture, fixtures and/or equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million, and is subject to certain other regulatory restrictions such as change in control provisions. First Western is periodically examined and audited by the SBA to determine compliance with SBA regulations.

TAX STATUS

PMC Commercial has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, PMC Commercial is generally not subject to Federal income tax (including any applicable alternative minimum tax) to the extent that it distributes at least 90% of its REIT taxable income to shareholders. Certain of PMC Commercial’s subsidiaries have elected to be treated as taxable REIT subsidiaries; thus, their earnings are subject to U.S. Federal income tax. To the extent PMC Commercial’s taxable REIT subsidiaries retain their earnings and profits, these earnings and profits will be unavailable for distribution to our shareholders.

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

EMPLOYEES

We employed 32 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2013. We have employment agreements with our two executive officers. At December 31, 2013, our operations were centralized in Dallas, Texas. We believe the relationship with our employees is good.

COMPETITION

Lending

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

Fixed-rate lending: In the current market, borrowers are looking predominately for fixed-rate loans; however, to date, our ability to offer fixed-rate loans has been limited by our cost of capital and availability of funds. Upon completion of the merger, we do not anticipate originating fixed-rate loans.

CIM Urban

CIM Urban’s office portfolio competes with a number of developers, owners and operators of office real estate, many of which own properties similar to CIM Urban in the same markets in which its properties are located.

CIM Urban’s hotel portfolio competes for guests primarily with other hotels in the immediate vicinity of CIM Urban’s hotels and secondarily with other hotels in the geographical market of CIM Urban’s hotels.

There are numerous housing alternatives that compete with CIM Urban’s apartment communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located. CIM Urban also faces competition from other real estate investment funds, businesses and other entities in the acquisition, development and operation of apartment communities.

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

Item 1A. RISK FACTORS

The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplemental Data” of this Form 10-K. Due to our complexity, a wide range of factors could materially affect our future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations described elsewhere in this report, management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, which are not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition and could also impair our ability to maintain dividend distributions at current or anticipated levels. We anticipate the completion of the merger with CIM REIT to occur no later than March 31, 2014; therefore, risk factors are provided for the operations of the combined company, CIM REIT and the lending activities of PMC Commercial Trust.

General Risks - Combined Company

If PMC Commercial fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, shareholders could lose confidence in PMC Commercial’s financial and other public reporting, which would harm the business and the trading price of PMC Commercial’s common shares.

CIM Urban was previously privately owned and not subject to complying with the rules and regulations applicable to publicly traded companies including, without limitation, those of the Securities and Exchange Commission (“SEC”), national securities exchanges and the Public Company Accounting Oversight Board, federal and state securities laws and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Following completion of the merger with CIM Urban, PMC Commercial will continue as a public company subject to Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. As such, PMC Commercial will be required to expand and integrate CIM Urban into its internal controls and procedures.

Effective internal controls over financial reporting are necessary for PMC Commercial to provide reliable financial reports and, together with adequate controls and procedures, are designed to prevent fraud. Any failure to integrate CIM Urban and its controls and procedures or to implement required new or improved controls, or difficulties encountered in their integration or implementation, could cause PMC Commercial to fail to meet its reporting obligations. In addition, any testing by PMC Commercial or its independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in PMC Commercial’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to its consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in PMC Commercial’s reported financial information, which could have a negative effect on the trading price of PMC Commercial’s common shares.

PMC Commercial is required to disclose changes made in its internal control procedures on a quarterly basis and its management is required to assess the effectiveness of these controls annually. Management’s and PMC Commercial’s independent registered public accounting firm’s assessment of these controls related to CIM Urban and its subsidiaries will not occur until PMC Commercial’s Annual Report on Form 10-K for the year ending December 31, 2014. An independent assessment of the effectiveness of PMC Commercial’s internal controls could detect problems that its management’s assessment might not. Undetected material weaknesses in PMC Commercial’s internal controls could lead to financial statement restatements and require it to incur any expense of remediation.

If PMC Commercial is unable to integrate successfully the operations of CIM Urban, its business and results of operations may be negatively affected.

The merger involves the integration of companies, which previously operated as a publicly traded REIT and a privately owned limited partnership, that had operated independently from each other. Successful integration of the operations of CIM Urban will depend primarily on PMC Commercial’s ability to consolidate business, operations, networks, systems, technologies, policies and procedures. The merger also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of PMC Commercial and CIM Urban. PMC Commercial may not be able to integrate CIM Urban’s operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, policies and procedures. If PMC Commercial has difficulties with any of these integrations, this may harm its business and/or financial results.

The future consolidated results of PMC Commercial and its subsidiaries, including CIM Urban, after the merger may suffer if PMC Commercial does not effectively manage its expanded operations following the merger.

PMC Commercial may continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of PMC Commercial and its subsidiaries will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations and business lines in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality and maintain other necessary internal controls. PMC Commercial’s expansion or acquisition opportunities may not be successful, and the combined company may not realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

PMC Commercial cannot assure you that it will be able to pay dividends.

PMC Commercial plans to pay a quarterly dividend of $0.04375 per PMC Commercial common share after the merger, which is less than the historical PMC Commercial dividend paid. The payment of such dividends to PMC Commercial shareholders may be impacted by various factors, including the following:

—	We may not have enough capital resources to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;
—

Holders of PMC Commercial preferred shares are entitled to receive dividends prior to holders of PMC Commercial common shares and there may be insufficient cash to pay dividends on PMC Commercial common shares after the payment of dividends to holders of the PMC Commercial preferred shares;

—

Decisions on whether, when and in which amounts to make any future dividends will remain at all times entirely at the discretion of the Board of Trust Managers, which reserves the right to change PMC Commercial’s dividend practices at any time and for any reason;

—	To the extent that PMC Commercial obtains credit ratings, PMC Commercial may desire to retain cash to maintain or improve its credit ratings; and
—

The amount of dividends that PMC Commercial’s subsidiaries may distribute to PMC Commercial is subject to restrictions imposed by the SBA and may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

PMC Commercial’s shareholders have no contractual or other legal right to dividends that have not been declared.

We operate in a highly regulated environment and subsequent changes could adversely affect our financial condition and/or results of operations.

As a company whose common shares are publicly traded, we are subject to the rules and regulations of the SEC. In addition, some of our lending operations are regulated by the SBA. Changes in laws that govern our entities may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition and/or results of operations.

Changes in accounting standards may adversely impact our financial condition and/or results of operations.

As a company whose common shares are publicly traded, we are subject to the rules and regulations of the U.S. Financial Accounting Standards Board (“FASB”) related to generally accepted accounting principles (“GAAP”). Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent publicly traded companies in the U.S. would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of the current GAAP in the U.S, this change in accounting standards could materially impact our reported financial condition and/or results of operations.

PMC Commercial depends on the experience and expertise of its key personnel and the loss of the services of its key personnel could have a material adverse affect on our business strategy, financial condition and results of operations.

We depend on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our executive management team and following completion of the merger, the senior management team of CIM Urban REIT Management, L.P. (“Advisor), a limited partnership that provides day-to-day management of CIM Urban’s operations. The loss of any members of executive management could harm PMC Commercial’s business strategy, financial condition and results of operations. In addition, the loss of either of the executive officers of PMC Commercial Trust would cause an event of default on PMC Commercial Trust’s revolving credit facility.

CIM Service Provider, LLC (“Manager”) will have the right to manage the business of PMC Commercial and certain of its subsidiaries pursuant to a Master Services Agreement and other investment management agreements. Notwithstanding the fact that these agreements provide broad discretion and authority and the payment of fees to the Manager, the agreements may be assigned by the Manager in certain circumstances without PMC Commercial’s consent and may not be terminated by PMC Commercial, except in the case of the Master Services Agreement, in limited circumstances for cause, either or both of which may have a material adverse effect on PMC Commercial.

Effective upon completion of the merger, the Manager and PMC Commercial will enter into the Master Services Agreement pursuant to which the Manager has the right to provide or designate third parties to provide various management and administrative services to PMC Commercial and its direct and indirect subsidiaries. PMC Commercial will be obligated to pay the Manager a quarterly base service fee of $250,000 for the provision of base services and market rate transaction fees for transactional and other services that the Manager elects to provide to PMC Commercial. Pursuant to the terms of the Master Services Agreement, the Manager will have the right to provide any transactional services to PMC Commercial that it would otherwise engage a third party to provide.

Pursuant to the terms of the Master Services Agreement, the Manager may also recommend new business opportunities to PMC Commercial for its approval and will make a recommendation as to whether each such new business should be internally managed or externally managed and if externally managed, the external manager and the terms of the management agreement. If the proposed external manager is to be the Manager, PMC Commercial’s independent Trust Managers must approve the decision to make such new business externally managed and terms of the applicable management agreement. If such new business is to be internally managed, the Manager will oversee the hiring of personnel and the implementation of internal management as a transactional service.

The Master Services Agreement continues in full force and effect until December 31, 2018, and thereafter will renew automatically each year. PMC Commercial may generally only terminate the Master Services Agreement for the Manager’s material breach of the Master Services Agreement, fraud, gross negligence or willful misconduct or if in certain limited circumstances, a change of control of the Manager occurs that PMC Commercial’s independent Trust Managers determine to be materially detrimental to PMC Commercial and its subsidiaries as a whole. PMC Commercial does not have the right to terminate the Master Services Agreement solely for the poor performance of PMC Commercial’s operations or any investment made by PMC Commercial on the recommendation of the Manager. Pursuant to the Master Services Agreement, PMC Commercial has agreed to appoint a member of the Manager or any of its affiliates, as designated by the Manager, as the manager (the “Urban GP Manager”) of Urban Partners GP, LLC, the general partner of CIM Urban (“CIM Urban GP”). In addition, any removal of Urban GP Manager as manager of CIM Urban GP pursuant to the Master Services Agreement will not affect the rights of the Manager under the Master Services Agreement. Accordingly, the Manager will continue to provide the base services and receive the base service fee, and the Manager or the applicable service provider will continue to provide the transactional services and receive the transaction fees, under the Master Services Agreement.

Further, the Master Services Agreement may be assigned by the Manager without the consent of PMC Commercial in the case of an assignment by the Manager to an affiliate or an entity that is a successor through merger or acquisition of the business of the Manager. In certain circumstances, including the merger or other acquisition of the business of the Manager, the amount of fees being paid pursuant to the agreements or the poor performance by the Manager, PMC Commercial may desire to terminate one or more of the management agreements. As a result of the limited termination rights under these agreements, it may not have the right to terminate such agreement(s), which could have a material adverse effect on PMC Commercial.

Future sales of PMC Commercial’s common shares may cause its market price to drop significantly, even if PMC Commercial’s business is doing well.

Urban Partners II, LLC (“Urban II”), the members of which will be CIM REIT and CIM Urban Partners GP, LLC, is entitled to registration rights, subject to certain limitations, with respect to the PMC Commercial securities it will receive upon completion of the merger pursuant to the Registration Rights and Lockup Agreement. Urban II is entitled to require PMC Commercial, on up to eight occasions, to register under the Securities Act of 1933 the PMC Commercial common shares it receives in the merger and the PMC Commercial common shares issuable upon conversion of the PMC Commercial preferred shares it receives in the merger.

In accordance with lockup provisions included in the Registration Rights and Lockup Agreement, Urban II is not permitted to engage in public sales of the PMC Commercial common shares it receives in the merger (and the PMC Commercial common shares issuable upon conversion of the PMC Commercial preferred shares it receives in the merger) until after the 12-month anniversary of the consummation of the merger without restriction, provided that these restrictions do not apply with respect to 40 million PMC Commercial common shares six months following the merger with the prior approval of a majority of the independent Trust Managers. There shall be no lockup restrictions applied to private sales of transfer of such shares.

Following the expiration of the lockup restrictions, there may be significant pent-up demand by CIM REIT to sell its PMC Commercial common shares. A large volume of sales of PMC Commercial common shares could decrease the prevailing market price of the PMC Commercial common shares and could impair PMC Commercial’s ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of PMC Commercial common shares do not occur, the mere perception of the possibility of these sales could depress the market price of PMC Commercial common shares and have a negative effect on PMC Commercial’s ability to raise capital in the future.

Certain of PMC Commercial’s Trust Managers and executive officers after the merger may face conflicts of interest related to positions they hold with the Advisor, CIM Group and their affiliates, which could result in decisions that are not in the best interest of PMC Commercial’s shareholders.

Following completion of the merger, PMC Commercial anticipates that some of its Trust Managers and executive officers will be individuals who are also part owners, officers and directors of CIM Group, the Advisor, the Manager and their affiliates. As a result, they may owe fiduciary duties to these various other entities and their equity owners, which fiduciary duties may from time to time conflict with the fiduciary duties they owe to PMC Commercial and its shareholders. Further, these multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit PMC Commercial and their other affiliates. The individuals may be incentivized to allocate investment opportunities to other entities rather than to PMC Commercial. Their loyalties to other affiliated entities could result in actions or inactions that are detrimental to PMC Commercial’s business, strategy and investment opportunities.

If PMC Commercial and CIM Urban seek to internalize the management functions provided pursuant to the Master Services Agreement and the Investment Management Agreement, there is no assurance that PMC Commercial could reach agreements with the Manager and the Advisor and PMC Commercial could incur substantial costs and lose certain key personnel.

At some point in the future, the Board of Trust Managers may determine that it is in the best interest of PMC Commercial and CIM Urban to become self-managed by internalizing the functions performed by the Manager and the Advisor and to terminate the Master Services Agreement and the Investment Management Agreement. However, neither PMC Commercial nor CIM Urban has the unilateral right to terminate the Master Services Agreement or the Investment Management Agreement, and neither the Manager nor the Advisor would be obligated to enter into an internalization transaction with PMC Commercial or CIM Urban. There is no assurance that a mutually acceptable agreement with these entities as to the terms of the internalization could be reached. In addition, the costs that PMC Commercial and CIM Urban would incur in any such internalization transaction are uncertain and could be substantial.

Further, if PMC Commercial and CIM Urban were to internalize these management functions, certain key employees may not become employees of PMC Commercial but may instead remain employees of the Manager and the Advisor or their respective affiliates, especially if the management functions are internalized but the Manager and the Advisor are not acquired by PMC Commercial. An inability to manage an internalization transaction could effectively result in PMC Commercial incurring excess costs and suffering deficiencies in its disclosure controls and procedures or its internal control over financial reporting. These deficiencies could cause it to incur additional costs, and management’s attention could be diverted from most effectively managing its investments, which could result in it incurring unanticipated costs in connection with any internalization transaction.

The Manager’s and Advisor’s fees are payable regardless of CIM Urban’s and PMC Commercial’s performance, which may reduce their incentive to devote time and resources to CIM Urban’s portfolio.

Pursuant to the Master Services Agreement which will become effective after the merger, the Manager will be entitled to receive a base services fee of $1 million per year, regardless of the performance of PMC Commercial, and will also be entitled to receive fees related to the provision of transactional and other services. The Advisor will be entitled to receive an asset management fee based upon the gross asset value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future. The Manager’s and the Advisor’s entitlement to substantial non-performance based compensation might reduce their incentive to devote their time and effort to seeking profitable opportunities for CIM Urban’s portfolio.

The Advisor, the Manager and their respective affiliates may engage in additional management or investment opportunities which compete with PMC Commercial and its subsidiaries, which could result in decisions that are not in the best interests of PMC Commercial’s shareholders.

The Investment Management Agreement with the Advisor and the Master Services Agreement with the Manager do not prevent the Advisor and the Manager, as applicable, and their respective affiliates from engaging in additional management or investment opportunities, some of which could compete with PMC Commercial and its subsidiaries. The Advisor, the Manager and their respective affiliates may engage in additional management or investment opportunities that have overlapping objectives with CIM Urban, and may thus face conflicts in the allocation of investment opportunities to these other investments. Allocation of investment opportunities is at the discretion of the Advisor and/or the Manager and there is no guarantee that this allocation would be made in the best interest of the PMC Commercial shareholders.

Risks Related to the Merger

Our shareholders will experience significant immediate dilution in percentage ownership and effective voting power as a consequence of the issuance of the common shares and preferred shares to Urban II as consideration in the merger.

The merger will significantly dilute the ownership position and effective voting power of our shareholders as of the merger date. Following the issuance of the common shares and preferred shares to Urban II pursuant to the merger agreement (and assuming conversion of the preferred shares pursuant to the merger agreement), our shareholders at the merger date will hold approximately 2.2% of the common shares issued and outstanding immediately after consummation of the merger.

Our shareholders cannot be certain of the market value of the common shares and preferred shares that will be issued to Urban II if the merger is completed.

In connection with the closing of the merger, we will issue 22,000,003 common shares and 65,028,571 preferred shares to Urban II. Because the number of shares to be issued in connection with the merger is fixed, the market value of the shares issued in connection with the merger will depend upon the market price of a common share upon completion of the merger. The market value of our common shares will fluctuate prior to completion of the merger and therefore may be different at the time the merger is consummated than it was at the time the merger agreement was negotiated, signed and at the time of the special meeting on February 11, 2014. Share price changes may result from a variety of factors that are beyond our control, including general market and economic conditions and changes in business prospects. Accordingly, our shareholders cannot be certain of the market value of the shares that will be issued to Urban II in connection with the merger or the market value of our common shares at any time after the merger.

The market price of our common shares may decline as a result of the merger.

The market price of our common shares may decline as a result of the merger if we do not achieve the perceived benefits of the merger as rapidly as or to the extent anticipated by its shareholders or financial or industry analysts, or the effect of the merger on our financial results is not consistent with the expectations of our shareholders or financial or industry analysts.

In addition, following the merger, our shareholders will own interests in a company with an expanded business with a different mix of assets, risks and liabilities. Existing shareholders may not wish to continue to invest in us post-merger, or for other reasons may wish to dispose of some or all of their common shares. If, following the merger, large amounts of common shares were sold, the price of common shares could decline substantially.

The merger will result in changes to the Board of Trust Managers and initially, a majority of the Trust Managers will be affiliated with the Advisor and will not be independent; and Urban II will have effective control over the outcome of all actions requiring the approval of our shareholders, which might adversely affect the market price of our common shares.

After the closing of the merger and assuming conversion of the preferred shares, Urban II will own approximately 97.8% of our outstanding common shares. As a result, PMC Commercial will be a “controlled company,” which is a company in which over 50% of the voting power is held by an individual, a group or another company. As a “controlled company,” we will not be required to comply with certain national securities exchange rules requiring a board of directors with a majority of independent directors, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. Our other shareholders will not have the same corporate governance protections that they would otherwise have if we were not a controlled company.

Urban II will have the ability to determine the outcome of all corporate actions of PMC Commercial requiring shareholder approval, including the ability to elect or remove all of the Trust Managers. Following the closing of the merger, the Board of Trust Managers will consist of four Trust Managers who are affiliated with the Advisor and three independent Trust Managers who were recommended for membership on the Board of Trust Managers by the Advisor. Accordingly, we will not have the benefit of a Board of Trust Managers with a majority of independent Trust Managers, and there is a risk that the interests of Urban II and these Trust Managers will not be consistent with the interests of other holders of common shares.

In addition to the effects described above, this concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common shares.

After the merger is completed, Urban II will control the vote required for the conversion of the preferred shares into common shares to occur, which could materially and adversely affect the holders of our common shares (and preferred shares) if such conversion is delayed or does not occur at all.

The Board of Trust Managers has authorized the issuance of preferred shares, consisting of 65,028,571 Class A Convertible Cumulative Preferred Shares, $.01 par value per share (liquidation preference $17.50 per share). The preferred shares will rank senior to our common shares, as to distributions and with respect to distribution rights or payments upon liquidation, dissolution or winding up of PMC Commercial. The holders of the preferred shares will be entitled to receive, when and as authorized by the Board of Trust Managers and declared by PMC Commercial, cumulative distributions at the rate of 2% of $35.00 per share per year; provided that if the preferred shares are converted on or before the date that is six months from the effective date of the merger (which date may be extended due to certain force majeure events as provided for under the terms of the preferred shares), the distribution amount payable on the preferred shares will be calculated at the rate of 3.5% of $35.00 per year. Pursuant to the merger agreement, each preferred share will automatically convert into seven common shares on the first business day on which, pursuant to our Declaration of Trust, there are sufficient authorized but unissued shares to convert all of the preferred shares into common shares.

Pursuant to the merger agreement, if the merger is completed, CIM REIT has agreed to cause PMC Commercial, and PMC Commercial has agreed, to hold another meeting of our shareholders as soon as practicable thereafter to approve, among other things, an increase in the number of authorized common shares to one billion (thereby satisfying the condition for the automatic conversion of the preferred shares issued in connection with the merger into an aggregate of 455,199,997 common shares). After the merger is completed, Urban II will hold a sufficient number of shares to control the vote required for the conversion of the preferred shares to occur. In the event that the conversion of the preferred shares into common shares is delayed or does not occur at all, the rights of the holders of common shares (as well as the preferred shares) could be materially and adversely affected.

After the merger is completed, Urban II is expected to make a reincorporation occur, which will cause the holders of common shares to have different rights that may be less advantageous than their current rights.

After the closing of the merger, our shareholders are expected to be asked to approve a reincorporation so that PMC Commercial’s corporate governance and the rights of its shareholders will be governed by Maryland law, a Maryland charter and Maryland bylaws, instead of Texas law, our existing Declaration of Trust and existing bylaws. Urban II will hold a sufficient number of shares to control the vote required to make the reincorporation occur. Following any reincorporation, holders of our common shares will have different rights that may be less advantageous than the rights they currently have.

PMC Commercial and CIM REIT have entered into a settlement regarding the derivative and class action litigation related to the merger and other transactions; the settlement remains subject to final court approval and completion of the merger, and there is no assurance that any or all of our shareholders will benefit from such settlement.

On October 9, 2013, certain of our shareholders filed a lawsuit against PMC Commercial, members of PMC Commercial’s Board of Trust Managers and executive officers and CIM REIT challenging the proposed merger. As of January 28, 2014, PMC Commercial and the other defendants entered into a settlement agreements with such PMC Commercial shareholders to settle the derivative and class action litigation.

While the settlement required Manager to implement a trading plan under Rule 10b5-1 immediately following the closing of the merger to purchase up to 2.75 million shares of PMC Commercial at prices up to $5.00 per share, there can be no assurance as to the impact that the trading plan will have upon the liquidity or market price for such shares. Under the terms of the settlement, the trading plan, will, in general, expire on the date that 2.75 million shares have been purchased or August 10, 2014, whichever is earlier. There can be no assurance that all 2.75 million shares will be purchased by August 10, 2014, in which case any benefits of the trading plan to our shareholders may not be fully realized. Further, there can be no assurance that the PMC Commercial common shares held by any particular shareholder may be purchased under the trading plan because the number of outstanding PMC Commercial common shares substantially exceeds 2.75 million shares. Further, the terms of the trading plan and compliance with applicable law may limit the number of shares that can effectively be purchased under the trading plan to less than 2.75 million shares. Accordingly, there can be no assurance that all shareholders who desire to have their shares purchased under the trading plan will be able to do so or that any such shareholder will be able to have the desired number of shares purchased or at an attractive price. Additionally, because the settlement remains subject to final court approval and is conditioned on completion of the merger, there is no assurance that the terms of the settlement, including the trading plan, will be implemented. Finally, after the trading plan is complete, the trading market for our shares may be negatively affected due to decreased float, trading volume or liquidity. Any such reduction in float, trading volume or liquidity may make it more difficult to buy or sell our shares without affecting the market price or at all.

Risks Related to CIM Urban’s Business and Properties

The following risk factors apply to the business and operations of CIM Urban and also will apply to the consolidated business and operations of PMC Commercial upon completion of the merger anticipated no later than March 31, 2014. Any of the risk factors described below could significantly and adversely affect the combined company’s business, prospects, ability to pay dividends, revenues, gross profit, cash flows, financial condition and results of operations.

Capital and credit market conditions may adversely affect demand for CIM Urban’s properties and the overall availability and cost of credit.

In periods when the capital and credit markets experience significant volatility, demand for CIM Urban’s properties and the overall availability and cost of credit may be adversely affected. No assurances can be given that the capital and credit market conditions will not have a material adverse effect on CIM Urban’s business, financial condition or results of operations.

In addition, CIM Urban’s business and results of operations could be adversely affected by significant volatility in the capital and credit markets as follows:

—

The tenants in CIM Urban’s office properties may experience a deterioration in their sales or other revenue, or experience a constraint on the availability of credit necessary to fund operations, which in turn may adversely impact those tenants’ ability to pay contractual base rents and tenant recoveries. Some tenants may terminate their occupancy due to an inability to operate profitably for an extended period of time, impacting CIM Urban’s ability to maintain occupancy levels;

—

Constraints on the availability of credit to tenants, necessary to purchase and install improvements, fixtures and equipment and to fund start-up business expenses, could impact CIM Urban’s ability to procure new tenants for spaces currently vacant in existing office properties or properties under development; and

—

CIM Urban’s joint venture and other co-investment partners could experience difficulty obtaining financing in the future for the same reasons discussed above. Their inability to obtain financing on acceptable terms, or at all, could negatively impact CIM Urban’s ability to acquire additional properties.

Current general economic conditions could have an adverse effect on the office, lodging and apartment communities industries.

The United States continues to be in a post-recessionary slow-growth environment, which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the office, lodging and apartment communities industries. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels were evident in 2010, 2011, 2012 and 2013. As a result, CIM Urban and the office, lodging and apartment communities industries may, among other things, experience reductions in revenue resulting from lower rental rates and occupancy levels. Accordingly, CIM Urban’s financial results could be impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Moreover, in the event of another recession, the office and apartment communities industries could experience reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses. Such an economic outcome could also negatively impact CIM Urban and its tenants’ future growth prospects and could significantly impact their results of operations.

CIM Urban’s operating performance is subject to risks associated with the lodging industry.

The success of CIM Urban’s hotel properties depends largely on the property operators’ ability to adapt to dominant trends in the lodging industry as well as disruptions such as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and macroeconomic and microeconomic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the lodging industry may affect CIM Urban’s income and cash available for dividends.

The lodging industry could also experience a significant decline in occupancy and average daily rates due to a reduction in business and/or leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel.

A majority of CIM Urban’s properties, by aggregate net operating income and square feet, are located in California and the District of Columbia. CIM Urban is dependent on the California and the District of Columbia office and hotel markets and economics, and is therefore susceptible to risks of events in those markets that could adversely affect CIM Urban’s business, such as adverse market conditions, changes in local laws or regulations and natural disasters.

Because CIM Urban’s properties in California (and particularly, in Oakland, California) and the District of Columbia represent a significant portion of CIM Urban’s portfolio by aggregate net operating income and square feet, CIM Urban is exposed to greater economic risks than if it owned a more geographically dispersed portfolio. CIM Urban is susceptible to adverse developments in the California (and particularly, in Oakland) and the District of Columbia economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office and hotel space in California. Any adverse developments in the economy or real estate markets in California (and particularly, in Oakland) or the District of Columbia, or any decrease in demand for office or hotel space resulting from the California (and particularly, in Oakland) or the District of Columbia regulatory or business environments, could adversely impact CIM Urban’s financial condition, results of operations and cash flow.

Investments in office buildings that have government tenants are subject to the risks associated with conducting business with the Federal government.

Investments in office buildings that have government tenants are subject to risks associated with conducting business with the Federal government. Congressional action to reduce budgetary spending by the United States could limit the funding of government agencies or other organizations. Adverse developments and/or conditions affecting government tenants could reduce demand for space, impact the credit-worthiness of such tenants or force such tenants to curtail operations, which could impair their ability to meet their rent obligations to CIM Urban and, accordingly, could have a material adverse effect on CIM Urban’s results of operations. The risks of conducting business with the Federal government also include the risk of civil and criminal fines and the risk of public scrutiny of CIM Urban’s performance at high profile sites.

CIM Urban’s operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond the control of CIM Urban. Certain events may decrease cash available for dividends, as well as the value of CIM Urban’s properties. These events include, but are not limited to:

—	Adverse changes in economic and socioeconomic conditions;
—	Vacancies or CIM Urban’s inability to rent space on favorable terms;
—	Adverse changes in financial conditions of buyers, sellers and tenants of properties;
—	Inability to collect rent from tenants;
—	Competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;
—	Reductions in the level of demand for office, hotel and apartment community space and changes in the relative popularity of properties;
—	Increases in the supply of office, hotel and apartment community space;
—	Fluctuations in interest rates, which could adversely affect CIM Urban’s ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;
—	Dependence on third parties to provide leasing, brokerage, property management and other services with respect to CIM Urban’s investments;
—

Increases in expenses, including insurance costs, labor costs, utility prices, real estate assessments and other taxes and costs of compliance with laws, regulations and government policies, and CIM Urban’s inability to pass on some or all of these increases to CIM Urban’s tenants; and

—

Changes in and changes in enforcement of, laws, regulations and government policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990 (“ADA”).

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If CIM Urban cannot operate its properties so as to meet its financial expectations, CIM Urban’s financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and to pay dividends could be adversely affected. There can be no assurance that CIM Urban can achieve its economic objectives.

Tenant concentration increases the risk that cash flow could be interrupted.

CIM Urban is, and expects that it will continue to be, subject to a degree of tenant concentration at certain of its properties. In the event that a tenant occupying a significant portion of one or more of CIM Urban’s properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness or file bankruptcy, it would more negatively impact CIM Urban’s financial condition and results of operations than if the tenant did not occupy multiple properties or occupied a smaller portion of a single property.

CIM Urban has a concentration of government tenants across its portfolio. The reduction of government funding for such government agencies and other organizations and changes in regulations governing such agencies and organizations could have a material adverse effect on CIM Urban’s investments in office buildings with government tenants.

CIM Urban may become subject to risk and liabilities unique to joint venture relationships.

CIM Urban owns properties through “joint venture” investments in which it co-invests with other investors. CIM Urban’s business plan contemplates further acquisitions of properties through joint ventures and sales to institutions of partial ownership of properties that it wholly owns. Real estate is relatively difficult to sell quickly. CIM Urban may be unable to realize its investment objectives by a sale of equity at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in domestic or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Joint venture investments involve certain risks, including that joint venture partners may control or share certain approval rights over major decisions or might have economic or other business interests or goals that are inconsistent with the business interests of CIM Urban or goals that would affect CIM Urban’s ability to operate the property. The occurrence of one or more of the foregoing events could adversely affect CIM Urban’s financial condition, results of operations and cash flow and CIM Urban’s ability to pay dividends.

CIM Urban’s success depends on the ability of the Advisor to manage its investments, and the Advisor’s failure to manage its investments in a sufficient manner could have a material adverse effect on CIM Urban’s business strategy, the value of its real estate investments and results of operations.

CIM Urban presently has no employees. CIM Urban depends on the Advisor’s ability to manage its investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of its operating and other expenses. The Advisor is not required to dedicate any particular number of employees or employee hours to CIM Urban’s business in order to fulfill its obligations under the Investment Management Agreement entered into between CIM Urban and the Advisor. CIM Urban believes that its success depends to a significant extent upon the experience of the Advisor’s senior management team, whose continued service is not guaranteed. CIM Urban is subject to the risk that upon termination of the Investment Management Agreement, no suitable replacement will be found to manage CIM Urban. If the Investment Management Agreement is terminated, CIM Urban may not be able to execute its business plan and may suffer losses, which could have a material adverse effect on its ability to make distributions. The Advisor’s failure to manage CIM Urban and its investments will adversely affect the underlying value of CIM Urban’s real estate investments, the results of its operations and its ability to make distributions and to pay amounts due on its indebtedness. The terms of the Investment Management Agreement provide that it can only be terminated by the mutual agreement of CIM Urban and the Advisor. Accordingly, CIM Urban is subject to the further risk that it does not have the ability to unilaterally terminate the Investment Management Agreement in the event of the Advisor’s poor performance.

The Advisor’s fees are based on the gross asset value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future. This fee arrangement may lead the Advisor to recommend riskier investments regardless of their long-term performance in an effort to maximize its compensation.

The Advisor’s fees are based on the gross asset value of CIM Urban’s assets, including any assets acquired by CIM Urban in the future, which may provide incentive for the Advisor to invest in assets that are riskier investments regardless of their performance. Consequently, the Advisor may recommend investments that are not necessarily in the best interests of PMC Commercial’s shareholders in order to maximize its compensation. Neither CIM Urban nor PMC Commercial has the right pursuant to the terms of the Investment Management Agreement to terminate unilaterally the Investment Management Agreement in the event of CIM Urban’s poor investment performance or mismanagement by the Advisor.

CIM Urban competes with current and future investment entities affiliated with the Advisor for access to the benefits that CIM Urban’s relationship with the Advisor provides to CIM Urban, including access to investment opportunities.

There may be conflicts of interest in allocating investment opportunities to CIM Urban and other funds, investment vehicles and ventures managed by the Advisor. For example, the Advisor currently serves as the investment manager of CIM VI (Urban REIT), LLC and its parallel funds (collectively, “CIM VI”), a private fund formed to invest in substantially stabilized real estate and real estate-related assets located in urban areas that CIM Group has already qualified for investment. There will be a significant overlap in the assets and investment strategies of CIM Urban and CIM VI, and many of the same investment personnel will provide services to both entities. Although there are no contractual restrictions limiting the ability of CIM Urban to acquire additional properties, it is the intention of CIM Group not to provide CIM Urban with acquisition opportunities until the equity capital of CIM VI is fully committed. Further, the Advisor and its affiliates may in the future form additional funds or sponsor additional investment vehicles and ventures that have overlapping objectives with CIM Urban and therefore may compete with CIM Urban for investment opportunities. The ability of the Advisor, the Manager and their officers and employees to engage in other business activities, including the management of other investment vehicles sponsored by CIM Group, may reduce the time the Advisor and the Manager spend managing the activities of CIM Urban and PMC Commercial.

The business of CIM Urban will be managed by Urban GP Manager, an affiliate of CIM Group, and PMC Commercial will have limited rights with respect to the management and control of CIM Urban.

Pursuant to the Master Services Agreement, PMC Commercial has agreed to appoint Urban GP Manager as the manager of CIM Urban GP. Subject to the limitations set forth in the governing documents of CIM Urban and the CIM Urban GP, the Urban GP Manager will have the power and authority to manage, to direct the management, business and affairs of and to make all decisions to be made by or on behalf of (1) the CIM Urban GP and (2) CIM Urban. PMC Commercial is an indirect limited partner of CIM Urban; the rights and obligations of PMC Commercial are subject to the limitations set forth in CIM Urban’s partnership agreement (the “CIM Urban Partnership Agreement”); and except as set forth in the Master Services Agreement and the rights specifically reserved to limited partners by the CIM Urban Partnership Agreement and applicable law, PMC Commercial has no part in the management and control of CIM Urban.

PMC Commercial may only remove the Urban GP Manager as the manager of the CIM Urban GP for “cause” as defined in the Master Services Agreement). Removal for “cause” also requires the approval of the holders of at least 66 2/3% of the outstanding shares of PMC Commercial (excluding for this purpose any shares held by the Manager and any affiliates of the Manager, except to the extent set forth in the immediately following sentence). Notwithstanding the foregoing, CIM REIT will have the right to vote any shares of PMC Commercial that it owns with respect to any vote held to remove the Urban GP Manager as the manager of the CIM Urban GP; provided, however, if any such removal vote is held after the second anniversary of the Master Services Agreement, CIM REIT shall obtain voting instructions from certain of its non-affiliated investors with respect to voting the shares beneficially owned by such non-affiliated investors and CIM REIT shall vote the number of shares beneficially owned by such non-affiliated investor as so instructed by such non-affiliated investor. Upon removal, a replacement manager will be appointed by the independent Trust Managers.

The CIM Urban Partnership Agreement is in place and CIM Urban will be subject to the investment limitations set forth therein, unless approved by CIM Urban’s advisory committee, which may inhibit CIM Urban’s ability to make investments that otherwise meet its investment strategy.

The CIM Urban Partnership Agreement, as may be amended from time to time, is in place. Accordingly, CIM Urban is subject to the investment limitations set forth therein, and, without the approval of its advisory committee, which consists of representatives of certain non-affiliated members of CIM REIT, it may not:

—

Invest more than the lesser of (1) 25% of the aggregate capital commitment of its partners and (2) $500 million of capital contributions to any one asset or company; provided, however, that the foregoing limitation shall not apply to an investment consisting of a portfolio of, or a company or other entity owning, multiple assets (i.e., the foregoing limitation shall apply to each individual asset in any such portfolio or entity);

—

(1) invest more than 25% of the aggregate capital commitments of its partners in any metropolitan statistical area (“MSA”) with a population of 1,000,000 or less or in any recognized real estate submarket of an MSA with a population of more than 1,000,000 or (2) invest more than 50% of the aggregate capital commitments of its partners in any MSA with a population of more than 1,000,000;

—

Invest in the securities of a publicly traded company, except as part of a transaction or series of transactions designed for the purpose of acquiring control of the company and/or its underlying assets; and

—

Acquire or originate any senior debt (i.e., first mortgage loans) if the acquisition or origination by CIM Urban of such senior debt would cause the aggregate adjusted fair value of all CIM Urban investments that are senior debt to equal or exceed 25% of the aggregate adjusted fair value of all CIM Urban investments (including, without duplication, any property level reserves with respect to such investments).

Accordingly, CIM Urban may not be able to acquire certain investments that otherwise meet its investment strategy.

The CIM Urban Partnership Agreement contains provisions that give rights to certain unaffiliated members of CIM REIT to influence the business and operations of CIM Urban; such members may have interests that are adverse to PMC Commercial’s shareholders and the exercise of such rights may negatively impact the rights of PMC Commercial’s shareholders or the business of PMC Commercial.

The CIM Urban Partnership Agreement requires that CIM Urban maintain an advisory committee composed of certain members of CIM REIT who are not affiliated with the general partner of CIM Urban. The advisory committee is responsible for resolving conflicts of interest and selecting a new audit firm for CIM Urban. CIM Urban also may not take certain actions (including those described below) or make certain investments without the consent of the advisory committee. Since the CIM Urban Partnership Agreement will not be amended or modified to eliminate the rights of the advisory committee, the advisory committee will continue to be comprised of members of CIM REIT. If the advisory committee refuses to consent to certain actions or arrangements of CIM Urban, it may adversely affect the ability of CIM Urban to manage or expand its business.

The CIM Urban Partnership Agreement requires the consent of a majority in interest of certain members of CIM REIT in order to amend the CIM Urban Partnership Agreement and the Investment Management Agreement. In certain situations, upon a two-thirds vote of certain members of CIM REIT, the general partner of CIM Urban may be removed and replaced. The refusal to permit amendment of the CIM Urban Partnership Agreement or the removal of the general partner by the members of CIM REIT may adversely impact PMC Commercial.

The CIM Urban Partnership Agreement specifies that CIM Urban is responsible for the operating expenses and obligations of CIM REIT, as well as certain out-of-pocket operating expenses of CIM Urban GP. CIM Urban also has indemnity obligations to CIM Urban GP, the Advisor, any member of the advisory committee and their respective affiliates under the terms of the CIM Urban Partnership Agreement. These obligations may result in material liabilities to CIM Urban.

CIM Urban may be unable to renew leases or lease vacant office space.

Expiring leases may not be renewed, or may be re-leased at rental rates equal to or below existing rental rates. Substantial rent abatements, tenant improvements, concessions, early termination rights or below market renewal options may be offered to attract new tenants or retain existing tenants. Accordingly, portions of CIM Urban’s office properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If CIM Urban is unable to obtain rental rates that are on average comparable to its asking rents across its office portfolio, then its ability to generate cash flow growth will be negatively impacted.

Potential losses may not be covered by insurance.

CIM Urban’s business operations in California, New York, North Carolina, Texas and the District of Columbia are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, blizzards, floods, landslides, drought and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in the portfolio, the risk of which is enhanced by the concentration of its properties, by aggregate net income and square feet, in California and the District of Columbia. CIM Urban’s insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. CIM Urban does not maintain insurance on its properties for earthquakes, except for those properties for which the lender requires such insurance coverage. In addition, CIM Urban’s insurance policies include customary deductibles and limitations on recovery. As a result, CIM Urban may be required to incur significant costs in the event of adverse weather conditions and natural disasters. CIM Urban may discontinue part or all of any insurance coverage on some or all of its properties in the future if the cost of premiums for any of these policies in its judgment exceeds the value of the coverage discounted for the risk of loss.

Furthermore, CIM Urban may not carry insurance for certain losses, including, but not limited to, losses caused by war or by certain environmental conditions, such as mold or asbestos. In addition, its title insurance policies may not insure for the current aggregate market value of its portfolio, and CIM Urban may not increase its title insurance coverage if the market value of its portfolio increases. As a result, CIM Urban may not have sufficient coverage against all losses that CIM Urban may experience, including from adverse title claims. If CIM Urban experiences a loss that is uninsured or that exceeds policy limits, it could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

In addition, CIM Urban’s properties may not be able to be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that CIM Urban experiences a substantial or comprehensive loss of one of its properties, it may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Terrorism and other factors affecting demand for the properties of CIM Urban could harm its operating results.

The strength and profitability of CIM Urban’s business depends on demand for and the value of its properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and the District of Columbia on September 11, 2001 and in Boston on April 15, 2013, and other acts of terrorism or war may have a negative impact on its operations. Such terrorist attacks could have an adverse impact on its business even if they are not directed at its properties. In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and CIM Urban’s insurance policies for terrorism include large deductibles and co-payments. Although CIM Urban maintains terrorism insurance coverage on its portfolio, the lack of sufficient insurance for these types of acts could expose CIM Urban to significant losses and could have a negative impact on its operations.

CIM Urban faces competition.

CIM Urban’s office portfolio competes with a number of developers, owners and operators of office real estate, many of which own properties similar to CIM Urban in the same markets in which its properties are located. If CIM Urban’s competitors offer space at rental rates below current market rates, or below the rental rates CIM Urban currently charges its tenants, CIM Urban may lose existing or potential tenants and it may be pressured to reduce its rental rates below those it currently charges or to offer more substantial rent abatements, tenant improvements, early termination rights or below market renewal options in order to retain tenants when its tenants’ leases expire. In that case, CIM Urban’s financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and to pay dividends may be adversely affected.

CIM Urban’s hotel portfolio competes for guests primarily with other hotels in the immediate vicinity of CIM Urban’s hotels and secondarily with other hotels in the geographical market of CIM Urban’s hotels. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of CIM Urban’s hotels in that area.

There are numerous housing alternatives that compete with CIM Urban’s apartment communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located. If the demand for CIM Urban’s apartment communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on CIM Urban’s financial condition and results of operations. CIM Urban also faces competition from other real estate investment funds, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in costs and prices of apartment communities that CIM Urban acquires and/or develops.

Because CIM Urban owns real property, it is subject to extensive environmental regulation which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under some of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site.

These laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. Contamination resulting from any of these substances, or the failure to properly remediate them, may adversely affect CIM Urban’s ability to sell or rent its property or to borrow using the property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials. In other cases, some of the properties of CIM Urban may have been impacted by contamination from past operations or from off-site sources. As a result, CIM Urban may be potentially liable for investigation and cleanup costs, penalties and damages under environmental laws.

Although most of CIM Urban’s properties have been subjected to preliminary environmental assessments, known as Phase 1 assessments, by independent environmental consultants that identify certain liabilities, Phase 1 assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable law, CIM Urban may decide not to further investigate, remedy or ameliorate the liabilities disclosed in the Phase 1 assessments. Further, these or other environmental studies may not identify all potential environmental liabilities or accurately assess whether CIM Urban will incur material environmental liabilities in the future. If CIM Urban does incur material environmental liabilities in the future, it may face significant remediation costs, and it may find it difficult to sell any affected properties.

Compliance with the ADA and fire, safety and other regulations may require CIM Urban to make unanticipated expenditures that could significantly reduce the cash available for dividends.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although CIM Urban believes that its properties substantially comply with present requirements of the ADA, it has not conducted an audit or investigation of all of its properties to determine its compliance. If one or more of its properties or future properties is not in compliance with the ADA, then CIM Urban would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to its properties or restrict its ability to renovate its properties. CIM Urban cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.

In addition, CIM Urban properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If CIM Urban were to fail to comply with these various requirements, it might incur governmental fines or private damage awards. If CIM Urban incurs substantial costs to comply with the ADA or any other regulatory requirements, its financial condition, results of operations, cash flow, ability to satisfy its debt service obligations and to pay dividends could be adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict its use of its properties and may require it to obtain approval from local officials or community standards organizations at any time with respect to its properties, including prior to acquiring a property or when undertaking renovations of any of its existing properties.

CIM Urban may be unable to complete acquisitions that would grow its business and, even if consummated, CIM Urban may fail to successfully integrate and operate acquired properties.

CIM Urban plans to acquire additional properties as opportunities arise. CIM Urban’s ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

—

CIM Urban may be unable to acquire desired properties because of competition from other real estate investors with better access to less expensive capital, including other real estate operating companies, publicly traded REITs and investment funds;

—	CIM Urban may acquire properties that are not accretive to its results upon acquisition, and CIM Urban may not successfully manage and lease those properties to meet its expectations;
—	Competition from other potential acquirers may significantly increase purchase prices;
—	CIM Urban may be unable to generate sufficient cash from operations or obtain the necessary debt or equity financing to consummate an acquisition on favorable terms or at all;
—	CIM Urban may need to spend more than anticipated amounts to make necessary improvements or renovations to acquired properties;
—	CIM urban may spend significant time and money on potential acquisitions that CIM Urban does not consummate;
—	CIM Urban may be unable to quickly and efficiently integrate new acquisitions into its existing operations;
—	CIM Urban may suffer higher than expected vacancy rates and/or lower than expected rental rates; and
—	CIM Urban may acquire properties without any recourse, or with only limited recourse, for liabilities against the former owners of the properties.

If CIM Urban cannot complete property acquisitions on favorable terms, or operate acquired properties to meet its goals or expectations, its financial condition, results of operations, cash flow, ability to satisfy its debt service obligations and to pay dividends could be adversely affected.

CIM Urban may be unable to successfully expand its operations into new markets.

Each of the risks applicable to CIM Urban’s ability to acquire and successfully integrate and operate properties in the markets in which its properties are located are also applicable to its ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, CIM Urban may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that it may enter, which could adversely affect its ability to expand into those markets. CIM Urban may be unable to build a significant market share or achieve a desired return on its investments in new markets. If CIM Urban is unsuccessful in expanding into new markets, it could adversely affect its financial condition, results of operations, cash flow, ability to satisfy its debt service obligations and pay dividends.

CIM Urban may expand into new real estate-related activities and investors will not have any approval rights regarding expansion strategies or specific future investments.

CIM Urban may expand its operations into new real estate-related activities, including, without limitation, (1) originating and/or investing in a variety of loan products, including, but not limited to, mezzanine loans, commercial real estate loans and other types of loans and/or (2) real estate development activities to create substantially stabilized properties. Investors will not have any approval rights with respect to expansion strategies or future investments. Investments will therefore be relying on the Advisor with respect to future investments to be made by CIM Urban.

CIM Urban may make investments outside of the United States, which would subject it to additional risks that may affect its operations favorably or unfavorably.

CIM Urban may invest some of its capital outside of the United States. CIM Urban’s investments in foreign countries will be affected favorably or unfavorably by changes in exchange rates due to political and economic factors, including inflation. Because non-U.S. companies are subject to uniform accounting, auditing and financial reporting standards, practices and requirements comparable with those applicable to U.S. companies, there may be different types of, and lower quality, information available about non-U.S. companies and their assets. This may affect CIM Urban’s ability to underwrite and evaluate proposed investments in foreign countries or to obtain appropriate financial reports relating to such investments. In addition, with respect to certain countries, there may be an increased potential for corrupt business practices, or the possibility of expropriation or confiscatory taxation, political or social inability, or diplomatic developments that could affect CIM Urban’s investments in those countries. Moreover, individual economies will differ favorably or unfavorable from the U.S. economy in such respects as growth of gross national product, rate of inflation, changes in currency rates and exchange control regulations and capital reinvestment.

If CIM Urban were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for CIM Urban to continue its business as contemplated and could have an adverse effect on CIM’s Urban’s business.

CIM Urban is not an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and intends to conduct its operations so that it will not be deemed an investment company. However, if it were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on the nature of investments and ability to transact business with affiliates, could make it impractical for CIM Urban to continue its business as contemplated. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of CIM Urban as an investment company, the failure by CIM Urban to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, also have a material adverse effect on CIM Urban.

Investment Risks – Lending Activities

Changes in economic conditions could have an adverse effect on our profitability.

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

The performance and value of our loans depends upon many factors beyond our control. Commercial real estate has experienced cyclical performance and significant fluctuations in the past that impacts the value of our real estate collateralized loans. The ultimate performance and value of our loans are subject to risks associated with the ownership and operation of the properties which collateralize our loans, including the property owner’s ability to operate the property with sufficient cash flow to meet debt service requirements. The performance and value of the properties collateralizing our loans may be adversely affected by:

—	Changes in national or regional economic conditions;
—	Changes in real estate market conditions due to changes in national, regional or local economic conditions or property market characteristics;
—	Continued disruptions in the credit markets including the asset-backed securitization market;
—	Competition from other properties;
—	Changes in interest rates and the condition of the debt and equity capital markets;
—	The ongoing need for capital repairs and improvements;
—	Increases in real estate tax rates and other operating expenses (including utilities);
—	A significant increase in gasoline prices in a short period of time;
—

Adverse changes in governmental rules and fiscal policies; acts of God, including earthquakes, hurricanes and other natural disasters; acts of war or terrorism; or a decrease in the availability of or an increase in the cost of insurance;

—	Adverse changes in zoning laws;

—	The impact of environmental legislation and compliance with environmental laws; and,
—	Other factors that are beyond our control or the control of the commercial property owners.

In the event that any of the properties underlying our loans experience any of the foregoing events or occurrences, the value of, and return on, such loans may be negatively impacted. Moreover, our profitability may be negatively impacted.

Payment defaults and other credit risks in our investment portfolio may increase which may cause adverse effects on our cash flows and results of operations.

Recessionary economic conditions and adverse developments in the credit markets have led to business contraction, liquidity issues and other problems for many of the businesses we finance. As a result, payment defaults and other credit risks in our investment portfolio increased, and may continue to increase, which has caused, and may continue to cause, adverse effects on our cash flows and results of operations.

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

The commercial real estate loans we originate are collateralized by income-producing properties (primarily limited service hospitality properties) and we are subject to risks of default and foreclosure. In the event of a default under a mortgage loan, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the unpaid principal balance of the mortgage loan, which could have an adverse effect on our cash flows and results of operations. If a borrower defaults on one of our commercial real estate loans and the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of the loan, we may suffer a loss. In addition to losses related to collateral deficiencies, during the foreclosure process we may incur costs related to the protection of our collateral including unpaid real estate taxes, legal fees, franchise fees, insurance and operating shortfalls to the extent the property is being operated by a court-appointed receiver.

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

Our loans receivable consist primarily of loans to small, privately-owned businesses. There is typically no publicly available information about these businesses; therefore, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or macro economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have an adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to maintain the business, expand or compete. These factors may have an impact on the ultimate recovery of our loans receivable from such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

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

Changes in interest rates and competition could negatively affect lending operations, which could result in reduced earnings.

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

Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2013, our loans were 95% concentrated in the hospitality industry. Any factors that negatively impact the hospitality industry, including recessions, severe weather events (such as hurricanes, blizzards, floods, etc.), depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2013, 13% of our loans receivable were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2013. A decline in economic conditions in any state in which we have a concentration of investments could have an adverse effect on our financial condition and results of operations.

Establishing loan loss reserves entails significant judgment and may negatively impact our results of operations.

We have a quarterly review process to identify and evaluate potential exposure to loan losses. The determination of whether significant doubt exists and whether a loan loss reserve is necessary requires judgment and consideration of the facts and circumstances existing at the evaluation date. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of principal and/or interest, non-payment or lack of timely payment of property taxes for an extended period of time, deterioration of the physical property (our collateral), insurance defaults and/or franchise defaults. In determining estimated fair value, management utilizes the present value of the expected cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Additionally, further changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of additional loan loss reserves and the effect to our results of operations may be material. If our judgments underlying the establishment of our loan loss reserves are not correct, our results of operations may be negatively impacted.

Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loans, losses may be relatively substantial.

Government Program and Regulatory Risks – Lending Activities

We have specific risks associated with originating loans under the SBA 7(a) Program.

We sell the guaranteed portion of our SBA 7(a) Program loans into the secondary market. These sales have resulted in collecting cash premiums, creating a stream of future servicing spread or both. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans.

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

Curtailment of our ability to utilize the SBA 7(a) Program could adversely affect our results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. There can be no assurance that the program will be maintained or that loans will continue to be guaranteed at current levels. In addition, there can be no assurance that First Western will be able to maintain its status as a Preferred Lender or that we can maintain our SBA 7(a) license.

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

First Western has been granted national PLP status and originates, sells and services small business loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender, PLP status allows First Western to expedite loans since First Western is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status could adversely impact our marketing efforts and ultimately loan origination volume which could negatively impact our results of operations.

A government shutdown could adversely affect our SBA 7(a) loan originations and results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. Our lending business could be materially and adversely affected by circumstances or events limited the availability of funds for this program. A government shutdown occurred in October 2013 which affected our ability to originate SBA 7(a) loans as Congress failed to approve a budget which in turn eliminated availability of funds for this program. We could again experience a government shutdown which would affect our ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any government shutdown could adversely affect our SBA 7(a) loan originations and results of operations.

Any downgrade in the U.S.’s credit rating could materially adversely affect our business and results of operations.

U.S. debt ceiling and budget deficit concerns caused a credit rating agency downgrade to the U.S.’s credit rating for the first time in history. In addition, there potentially may be future downgrades. Any default by the U.S. on its obligations, the perceived risk of such a default or any downgrade of the U.S.’s credit rating could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world which could negatively affect our business and results of operations. These economic and market conditions could negatively impact the value of the government guaranteed portion of our SBA 7(a) Program loans.

Liquidity and Capital Resources Risks

The following risk factors apply to the combined liquidity and capital resources of PMC Commercial and CIM Urban upon completion of the merger anticipated to occur no later than March 31, 2014.

PMC Commercial may be unable to secure funds for its future long-term liquidity needs, which could adversely impact PMC Commercial’s business and results of operations.

PMC Commercial’s long-term liquidity needs will consist primarily of funds necessary to pay for development or repositioning of properties, non-recurring capital expenditures, loan originations and refinancing of indebtedness. PMC Commercial may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements; although, PMC Commercial does not currently have any significant property developments or repositioning projects planned. The nature of PMC Commercial’s business, and the requirements imposed by REIT rules that it distribute a substantial majority of its REIT taxable income on an annual basis in the form of dividends, may cause PMC Commercial to have substantial liquidity needs over the long-term. PMC Commercial will seek to satisfy its long-term liquidity needs through cash flows from operations, long-term secured indebtedness and property dispositions. These sources of funding may not be available on attractive terms or at all. If PMC Commercial cannot obtain additional funding for its long-term liquidity needs, its investments may generate lower cash flows or decline in value, or both, which may cause PMC Commercial to reduce its dividend or sell assets at a time when it would not otherwise do so.

CIM Urban has incurred indebtedness and expects to incur significant additional indebtedness on a consolidated basis, which may affect its ability to pay distributions to PMC Commercial, may expose it to interest rate fluctuation risk and may expose it to the risk of default under debt obligations.

CIM Urban expects to incur significant additional indebtedness, including through the use and potential expansion of its existing revolving credit lines or the use of a new credit line, and there are no restrictions on the amount of indebtedness that CIM Urban may incur. The degree of leverage could make CIM Urban more vulnerable to a downturn in business or the economy generally.

Payments of principal and interest on borrowings may leave CIM Urban’s property-owning entities with insufficient cash resources to operate its properties and/or pay distributions. The incurrence of substantial outstanding indebtedness by CIM Urban, and the limitations imposed by the debt agreements of CIM Urban, could have significant other adverse consequences, including the following:

—	The cash flow of CIM Urban may be insufficient to meet our required principal and interest payments;
—	CIM Urban may be unable to borrow additional funds as needed or on favorable terms, which could adversely affect CIM Urban’s liquidity for acquisitions or operations;
—	CIM Urban may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of CIM Urban’s original indebtedness,
—	CIM Urban may be forced to dispose of one or more of its properties, possibly on disadvantageous terms;
—	CIM Urban will be exposed to interest and future interest rate volatility with respect to indebtedness that is variable rate; and
—	Any property-owning entity may default on its obligations and the lenders or mortgagees may foreclose on CIM Urban’s properties and execute on any collateral that secures their loans.

If any one of these events were to occur, CIM Urban’s financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and to pay distributions to PMC Commercial could be adversely affected. PMC Commercial’s ability to pay dividends to shareholders may be adversely impacted by CIM Urban’s inability to pay distributions to PMC Commercial. In addition, any foreclosure on CIM Urban’s properties could create taxable income without accompanying cash proceeds, which could adversely affect CIM Urban’s ability to meet the REIT distribution requirements imposed by the Code.

CIM Urban may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of CIM Urban’s original indebtedness.

Upon maturity of indebtedness obtained by CIM Urban, there is no assurance that replacement financing can be obtained or, if it is obtained, that interest rates and other terms would be as favorable as for the original indebtedness. Inability to refinance indebtedness on favorable terms may compel CIM Urban to attempt to dispose of the property or other properties on terms less favorable than might be obtained at a later date. In addition, if the indebtedness matured before refinancing could be procured, the lender could foreclose on the collateral and CIM Urban might suffer losses as a result of that foreclosure. Further, lenders may require insurance against terrorist acts, particularly for large properties in urban areas, and the unavailability of such insurance may make it difficult to finance or refinance investments.

Third parties seeking to satisfy a liability of CIM Urban may have recourse against all of CIM Urban’s assets generally.

CIM Urban’s assets, including any investments held by CIM Urban and any funds held by CIM Urban, may be available to satisfy all liabilities and other obligations of CIM Urban. If CIM Urban becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to CIM Urban’s assets generally and not be limited to any particular asset, such as the asset representing the investment giving rise to the liability. In particular, CIM Urban has a recourse, unsecured line of credit. In the event CIM Urban is unable to pay its obligations as they become due under the line of credit, the lender may pursue any or all of CIM Urban’s assets.

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

REIT Related Risks

The following risk factors apply to the REIT qualification of PMC Commercial and CIM Urban upon completion of the merger anticipated to occur no later than March 31, 2014.

PMC Commercial may incur adverse tax consequences if PMC Commercial or any REIT subsidiary of CIM Urban has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

CIM Urban holds investments through REIT subsidiaries. Each of PMC Commercial and each REIT subsidiary of CIM Urban has operated in a manner that it believes has allowed it to qualify as a REIT for federal income tax purposes under the Code, and PMC Commercial and each such REIT subsidiary of CIM Urban intends to continue operating in such a manner. Neither of PMC Commercial nor any such REIT subsidiary of CIM Urban has requested or plans to request a ruling from the Internal Revenue Service that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the control of PMC Commercial or any such REIT subsidiary of CIM Urban may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of PMC Commercial and each such REIT subsidiary of CIM Urban must satisfy a number of requirements, including requirements regarding the ownership of its shares, requirements regarding the composition of its assets and a requirement that at least 95% of its gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, a REIT must make distributions to shareholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains. If any REIT subsidiary of CIM Urban has failed or fails to qualify as a REIT for any reason, PMC Commercial would succeed to or incur significant tax liabilities and its ownership of CIM Urban could result in PMC Commercial failing to qualify as a REIT.

If PMC Commercial loses its REIT status, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its shareholders, for each of the years involved because:

—	it would not be allowed a deduction for dividends paid to shareholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;
—	it also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
—	unless it is entitled to relief under applicable statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

In addition, if PMC Commercial fails to qualify as a REIT, it will not be required to make distributions to shareholders, and accordingly, distributions from CIM Urban could be similarly reduced. As a result of all these factors, PMC Commercial’s failure to qualify as a REIT could impair its ability to expand its business and raise capital, and would materially adversely affect the value of its shares.

REITs are subject to a range of complex organizational and operational requirements.

In order to continue to qualify as a REIT, PMC Commercial must distribute with respect to each taxable year at least 90% of its REIT taxable income (excluding capital gains) to its shareholders. A REIT must also meet certain requirements with respect to the nature of its income and assets, and the ownership of its shares. For any taxable year that PMC Commercial fails to qualify as a REIT, it will not be allowed a deduction for dividends paid to its shareholders in computing taxable income and thus would become subject to U.S. federal income tax as if it were a regular taxable corporation. In such an event, PMC Commercial could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, PMC Commercial would also be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If PMC Commercial failed to qualify as a REIT, the market price of PMC Commercial Common Shares may decline, and PMC Commercial may need to reduce substantially the amount of distributions to its shareholders because of its increased tax liability.

The rules regulating REITs impose restrictions on the types of investments a REIT can make and the types of activities in which it can engage directly. PMC Commercial’s activities will be limited by these restrictions. PMC Commercial might, however, also make certain investments or engage in certain activities that a REIT could not engage in directly (e.g., the sale of condominiums) through one or more taxable REIT subsidiaries. Any income earned through a taxable REIT subsidiary would be subject to federal income tax at regular corporate rates.

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

After completion of the merger, the power of the Board of Trust Managers to revoke PMC Commercial’s REIT election without shareholder approval may cause adverse consequences to its shareholders.

If the reincorporation occurs, PMC Commercial’s organizational documents will permit its Board of Trust Managers to revoke or otherwise terminate its REIT election, without the approval of its shareholders, if the Board of Trust Managers determines that it is not in PMC Commercial’s best interest to qualify as a REIT. In such a case, PMC Commercial would become subject to U.S. federal, state and local income tax on its net taxable income and PMC Commercial would no longer be required to distribute most of its net taxable income to its shareholders, which have adverse consequences on the total return to its shareholders.

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

Our taxable REIT subsidiaries are subject to normal corporate income taxes. We continuously monitor the value of our investments in taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 25% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). The aggregate value of our taxable REIT subsidiary stock and securities is less than 25% of the value of our total assets (including our taxable REIT subsidiary stock and securities) as of December 31, 2013. In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There are no distribution requirements applicable to the taxable REIT subsidiaries and after-tax earnings may be retained. There can be no assurance, however, that we will be able to comply with the 25% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease office space for our corporate headquarters in Dallas, Texas under an operating lease which expires in February 2015.

The merger is anticipated to close no later than March 31, 2014. CIM Urban’s portfolio of properties consists of office, multifamily and hotel assets located in 11 U.S. markets. See “Item 7. Management’s Discussion and Analysis.”

Item 3. LEGAL PROCEEDINGS

REIT Redux, L.P. et al v. PMC Commercial Trust, et al. On October 9, 2013, a putative class action and drivative lawsuit was filed in the Dallas County Court at Law No. 5 in Dallas County, Texas against and purportedly on behalf of PMC Commercial. The complaint named as defendants PMC Commercial, members of the Board and executive officers of PMC Commercial and CIM REIT. The plaintiffs asserted the action as a direct action, as well as a derivative action and alleged, among other things, that the Board breached the PMC Commercial Declaration of Trust and conspired to deprive the plaintiffs and the class of their right to vote to approve or decline the merger, to approve or decline of the sale of PMC Commercial and to approve or decline the authorization of the PMC Commercial common shares necessary to support the conversion rights of the PMC Commercial preferred shares to be issued pursuant to the merger agreement. The plaintiffs alleged, among other things, that the Board breached its fiduciary duties by approving and recommending the transactions to the shareholders without due regard for the fairness of the transaction, failing to maximize value for the shareholders, engaging in bad faith and self-dealing by preferring transactions that further enriched the trust managers at the expense of the shareholders, and conspiring to deprive the shareholders of their voting power and prerogatives. The complaint alleged that CIM REIT aided, abetted and induced those breaches of fiduciary duty. The complaint further alleged that the causes of action were aggravated by gross negligence and intentional and malicious wrongdoing. The complaint sought an order enjoining a vote on the transactions contemplated by the merger agreement, an order certifying the matter as a class action for damages, damages for lost shareholder value, exemplary damages, attorney’s fees and costs, appointment of a receiver, if justice so demands, in order to preserve and maximize shareholder value, and all other such relief as the court may find reasonable and necessary to which plaintiffs may be entitled. We denied all of the allegations in the complaint.

As of January 28, 2014, we entered into settlement agreements with the plaintiffs subject to court approval. Under the terms of a class and derivative settlement agreement Manager agreed to purchase up to 2.75 million common shares of PMC Commercial at market prices of up to $5.00 per share under a 10b5-1 trading plan. The trading plan will generally expire on the date that 2.75 million PMC Commercial common shares have been purchased or August 10, 2014, whichever is earlier. Also, pursuant to a separate settlement agreement, Manager agreed to purchase up to 500,000 PMC Commercial common shares owned by REIT Redux, L.P. and its other “reporting persons”, at a price of $5.00 per share, if requested by REIT Redux, L.P. to do so at any time between July 10, 2014 and August 10, 2014. In addition, PMC Commercial has agreed to pay reasonable attorney’s fees and expenses of plaintiffs’ counsel, as may be awarded by the court, of $772,000.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the NYSE MKT under the symbol “PCC”. Subsequent to completion of the merger, our common shares will be traded on the NASDAQ Global Market under the symbol “PMCT.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE MKT (previously NYSE Amex) and the regular dividends per share declared by us for each such period.

Quarter Ended	High	Low	Regular Quarterly Dividends Per Share
December 31, 2013	$ 9.15	$ 8.38	$0.125
September 30, 2013	$10.24	$ 8.30	$0.125
June 30, 2013	$ 8.54	$ 7.28	$0.125
March 31, 2013	$ 7.60	$ 6.71	$0.125

December 31, 2012	$ 7.76	$ 6.06	$0.120
September 30, 2012	$ 8.25	$ 7.35	$0.160
June 30, 2012	$ 8.76	$ 7.50	$0.160
March 31, 2012	$ 9.00	$ 6.95	$0.160

On March 5, 2014, there were approximately 625 holders of record of our common shares, excluding stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers. The last reported sales price of our common shares on March 5, 2014 was $9.69.

Our shareholders are entitled to receive dividends when and as declared by the Board. On February 28, 2014, the Board declared a special dividend of $5.50 per common share plus that pro-rata portion of our regular quarterly cash dividend accrued through the closing date of the merger payable ten business days following the completion of the merger.

During 2013, due primarily to the payment of severance expenses and realized losses on our foreclosure properties, we generated a taxable loss and all of our dividends were deemed to be returns of capital.

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

The line graph below compares the percentage change in the cumulative total shareholder return on our common shares of beneficial interest with the cumulative total return of the Russell 2000 and our Peer Group which consists of all publicly traded investment companies that have the primary focus of mortgage-backed security REITs and specialty finance REITs listed on the NYSE, NYSE MKT and the NASDAQ on which coverage is provided by SNL Financial LC for the period from December 31, 2008 through December 31, 2013 assuming an investment of $100 on December 31, 2008 and the reinvestment of dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
PMC Commercial Trust	100.00	112.49	137.10	122.61	134.26	172.59
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
PMC Commercial Trust Peer Group Index	100.00	126.29	157.36	153.70	184.44	182.70

Source: SNL Financial LC

Item 6. SELECTED FINANCIAL DATA

The following is a summary of our Selected Financial Data as of and for the five years in the period ended December 31, 2013. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share information)

Total revenues (1)	$17,905	$17,065	$16,076	$15,463	$16,267
Total expenses (2)	$14,279	$17,856	$11,270	$10,752	$10,377
Income (loss) from continuing operations	$2,414	$(1,356)	$4,692	$4,842	$6,057
Discontinued operations (3)	$(347)	$(823)	$(1,045)	$(545)	$704

Net income (loss) (4)	$2,067	$(2,179)	$3,647	$4,297	$6,761
Basic weighted average common shares outstanding	10,594	10,585	10,570	10,554	10,573
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.23	$(0.13)	$0.44	$0.46	$0.57
Net income (loss)	$0.20	$(0.21)	$0.34	$0.41	$0.64
Dividends declared, common	$5,299	$6,353	$6,767	$6,757	$7,445
Dividends per common share	$0.500	$0.600	$0.640	$0.640	$0.705
Net asset value per common share	$12.84	$13.15	$13.97	$14.26	$14.45
Return on total assets (5)	2.63%	0.73%	2.96%	3.41%	4.15%
Return on equity (6)	1.51%	-1.53%	2.46%	2.85%	4.43%

	At December 31,
	2013	2012	2011	2010 (7)	2009
	(In thousands)
Loans receivable, net	$236,589	$238,991	$234,427	$233,218	$196,642
Retained interests in transferred assets	$694	$773	$996	$1,010	$12,527
Total assets	$253,410	$247,707	$251,247	$252,127	$228,243
Debt	$109,397	$97,168	$95,861	$92,969	$68,509
Total beneficiaries’ equity	$135,152	$138,326	$146,836	$149,660	$151,558

(1)    The decrease in total revenues and income from continuing operations from 2009 to 2010 is primarily due to declines in LIBOR. In addition, due to a change in accounting rules effective January 1, 2010, our total revenues will fluctuate significantly based on secondary market loan sales and recorded premium income.

(2)    During 2013, includes $2.8 million of transaction costs. During 2012, includes $3.9 million related to the evaluation of strategic alternatives and $2.1 million of severance and related benefits expense.

(3)    We foreclosed on the underlying collateral of three hospitality properties during 2010 which generated significant operating and impairment losses during 2010, 2011, 2012 and 2013.

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

EXECUTIVE SUMMARY

Business Overview

We are a commercial finance company that is organized as a REIT and historically has specialized in lending to the limited service hospitality industry. We have primarily been a commercial mortgage lender that originates loans to small businesses that are principally collateralized by first liens on the real estate of the related business.

Our business of originating loans has been affected by general commercial real estate fundamentals and the overall economic environment. We designed our investment strategy to be flexible so that we could adjust our loan activities in anticipation of, and in reaction to, changes in the commercial real estate capital and property markets and the overall economy as well as changes to the specific characteristics of the underlying real estate assets that serve as collateral for the majority of our investments and we were able to continue to operate a profitable lending business. However, we have experienced an inability to significantly increase our assets under management due to our limited ability to obtain leverage. As a result, during the past few years, we focused our origination efforts on SBA 7(a) Program loans which require less capital due to our ability to sell the government guaranteed portion of such loans in the secondary market. The unavailability of our traditional sources of capital has continued to constrain our growth in non-SBA 7(a) loan originations resulting in our becoming dependent on SBA 7(a) Program loans.

In an effort to maximize shareholder value, on July 8, 2013, we entered into a definitive merger agreement with CIM REIT, a private commercial REIT, and subsidiaries of the respective parties. On February 11, 2014, PMC Commercial shareholders approved certain transactions contemplated by the merger agreement. Approval for the transfer of our SBA 7(a) license was received from the SBA on March 10, 2014. The merger is anticipated to be completed no later than March 31, 2014 based upon the satisfaction or waiver of all conditions to the merger.

In connection with the merger, we will issue 22,000,003 common shares of beneficial interest and 65,028,571 preferred shares of beneficial interest to Urban II.

All PMC Commercial common shares that were outstanding immediately prior to the transactions will remain outstanding following the merger and related transactions. In addition, PMC Commercial shareholders of record at the close of the business day prior to the closing of the transactions will receive a special cash dividend of $5.50 per common share plus that pro-rata portion of our regular quarterly cash dividend accrued through the closing date of the merger payable ten business days following the completion of the merger.

Upon completion of the merger, we will become the parent of CIM Urban, the operating subsidiary of CIM REIT. We expect that the merger will provide us with the opportunity to invest in a portfolio of high quality performing real estate assets that is managed by an experienced senior management team. To the extent the merger is completed, our business will be diversified by product type, industry, tenant and asset class, which we believe will provide us with the ability to obtain capital on more attractive terms than are currently available to us and the opportunity to participate in the enhanced future growth potential of the combined company. We also believe that our shareholders will likely benefit, over time, from the enhanced liquidity that should result from a much greater number of our common shares being held by a broader shareholder base.

In addition, upon completion of the merger, we plan to (1) invest primarily in substantially stabilized real estate and real estate-related assets in high density, high barrier-to-entry urban markets throughout North America, in a manner similar to the current investment strategy of CIM Urban and (2) continue to originate loans to small businesses collateralized by first liens on the real estate of the related businesses, in accordance with our current investment strategy but with a focus on expanding our existing business of originating loans through the SBA 7(a) Program.

CIM Urban and its subsidiaries invest primarily in substantially stabilized real estate and real estate-related assets in high density, high barrier-to-entry urban markets throughout North America, which CIM Group has targeted for opportunistic investment which are likely, in CIM Group’s opinion, to experience above-average rent growth relative to national averages and/or their neighboring central business districts. CIM Group is an integrated, full-service investment manager with in-house research, acquisition, investment, development, finance, leasing and management capabilities.

Our lending business will continue to be managed by our existing employees and management team. The operations of our real estate business will be managed by CIM Group through an investment management agreement that will provide the day-to-day management of CIM Urban’s operations. CIM Group will manage most aspects of our real estate business to the extent the merger is completed, and it is anticipated that PMC Commercial will be the principal investment vehicle through which CIM Group will place substantially stabilized real estate investments. We expect to generate additional value by:

—

expanding the existing CIM Urban portfolio through the acquisition of substantially stabilized real estate and real estate-related assets at yields which are accretive relative to the targeted dividend;

—

increasing the leverage of the CIM Urban real estate portfolio from its current ratio to a ratio more in line with the broad universe of REITs, and to the extent additional borrowing is then available, subsequently investing the proceeds into additional investments; and

—

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

Overview and History of CIM Group

Founded by Shaul Kuba, Richard Ressler and Avi Shemesh, all of whom continue to direct the strategy of CIM Group and its day-to-day management, CIM Group (affiliates of which will provide services as the Advisor under various investment management agreements and as the Manager under the Master Services Agreement) is an integrated, full-service investment manager with in-house research, acquisition, investment, development, finance, leasing and management capabilities. CIM Group currently manages investments for its principals, partners and investors, which include U.S. and international pension funds, endowments, multinational corporations and other institutional private investors.

CIM Group was established in 1994 as a partner for investors seeking urban real estate investments in communities qualified by CIM Group. During the past 19 years, CIM Group has implemented a consistent investment strategy and discipline in which it focuses on identifying and investing in urban properties in regions and specific submarkets in which market values have dropped below intrinsic values (i.e., long-term values to which CIM Group expects market values to recover) or in underserved/transitional urban districts that have dedicated resources to become vibrant urban communities. CIM Group’s investment track record includes the formation of seven institutional funds across CIM Group’s opportunistic and stabilized real estate investment platforms as well as its infrastructure investment platform. CIM Group has actively managed, leased, operated or otherwise controlled approximately 120 commercial real estate assets, aggregating more than 22.6 million square feet with the goal of generating superior returns for its investors relative to the risk undertaken through investment in such assets.

Initially, CIM Group’s investments were made primarily with capital contributed by its principals. CIM Group has grown its business significantly by investing in commercial and multifamily real estate located in high-barrier-to-entry urban markets through a variety of institutional funds. CIM Group’s primary real estate holdings include retail, lodging, office and multifamily assets located in traditional downtown areas and main streets within metropolitan areas of the United States. These neighborhoods typically possess above-average economic and socioeconomic characteristics, which historically have been resilient to various economic fluctuations. As an extension of CIM Group’s urban investment strategy, CIM Group may also invest in the basic pillars of growing communities through public goods and services, which includes transportation, energy and utilities, natural resources, social services and facilities and communications. Going forward, CIM Group is committed to growing its business by utilizing the same investment strategy to create value for its private and public investors.

Community Qualification

CIM Group’s investment strategy is centered around a community qualification process. Since 1994, CIM Group has qualified 95 communities for investment and has made investments in approximately 44 of these communities. The community qualification process can take as little as six months to as much as five years and is a key consideration when making an investment decision. CIM Urban expects that its investments will primarily consist of investments located in qualified communities. However, future investments may be located in other areas (including areas outside of North America) that have been presented to CIM Group by a member of its relationship network.

CIM Group examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM Group undertakes in reviewing and making potential investments in its qualified communities. Qualified communities generally fall into one of two categories: (1) transitional urban districts and (2) well-established, thriving urban areas (typically major central business districts).

The criteria for qualifying communities that are transitional urban districts are as follows:

—	Improving demographics;
—	Broad public support for CIM Group’s investment approach;
—	Private investment;
—	Underserved niches in the community’s real estate infrastructure; and
—	Potential to invest a minimum of $100 million of opportunistic equity within five years.

The criteria for qualifying communities located in thriving urban areas are as follows:

—	Positive demographics;
—	Public support for investment;
—	Opportunities below intrinsic value; and
—	Potential to invest a minimum of $100 million of opportunistic equity within five years.

Business Principles

The qualification process is one of CIM Group’s core competencies, which demonstrates a disciplined investing program and strategic outlook on urban communities. Once a community is qualified, CIM Group believes it continues to differentiate itself through the following business principles:

—	Permanent investor in its qualified communities;
—	Product non-specific;
—	Community-based tenanting;
—	Local market leadership with North American footprint; and
—	Investment diversification.

Overview and History of CIM REIT

CIM REIT was formed by CIM Group in 2005 to invest, through its wholly-owned operating partnership, CIM Urban, primarily in substantially stabilized real estate and real estate-related assets in urban markets throughout North America. Deploying the investment discipline and processes it has developed as an investor in high density, high barrier to entry urban markets over the last 19 years, CIM Group has implemented a consistent investment strategy and discipline across its family of funds, in which it focuses on identifying and investing in urban properties in qualified communities. This strategy and discipline has resulted in a portfolio of assets held by CIM Urban that CIM Group believes will outperform acquisitions of similar asset type and vintage. CIM REIT has completed the investment of the approximately $1.8 billion of equity it raised from institutional investors.

CIM Urban Business Objectives and Growth Strategies

CIM Urban’s objective is to achieve superior long-term returns relative to the risk that CIM Urban is undertaking. CIM Urban intends to achieve this objective by continuing to deploy the investment processes that CIM Group has developed during 19 years as an investor in urban markets and identifying opportunities to invest at prices below intrinsic values.

CIM Urban intends to drive portfolio growth through a combination of acquisition and asset management strategies, which are designed to increase cash flows and asset value.

CIM Urban’s investment strategy is centered around a community qualification process. CIM Urban believes this strategy provides it with a significant competitive advantage when making urban real estate investments. The communities qualified by CIM Group are targeted urban districts that have a variety of resources and amenities that are instrumental to the communities’ vibrancy. These communities attract people who are looking for homes, jobs, stores, restaurants and other entertainment venues within proximity to public transportation. CIM Urban believes that improving demographics, combined with public commitment and future investments in these urban neighborhoods, will provide greater returns within these qualified communities compared to similar properties in other markets. Since 1994, CIM Group has qualified 95 communities and has deployed cash in approximately 44 of these qualified communities. The qualification process is a critical component of CIM Group’s investment evaluation. Although CIM Urban may not invest exclusively in qualified communities, it is expected that most of CIM Urban’s investments will be identified through this systematic process.

Through an active management program provided by CIM Group, CIM Urban’s objective is to enhance the value of its investments and increase cash flow. CIM Group has extensive in-house research, acquisition, investment, development, financing, leasing and other asset management capabilities. CIM Urban believes that its adherence to these core competencies through CIM Group creates significant efficiencies of scale for CIM Urban, and has positioned CIM Urban to increase operating income and asset values. As a fully integrated owner and operator, CIM Group’s asset management capabilities are complemented by its in-house property management capabilities, which include monthly and annual budgeting and reporting as well as vendor services management, property maintenance and capital expenditures management. CIM Group’s property managers seek to ensure that revenue objectives are met, lease terms are followed, receivables are collected, preventative maintenance programs are implemented, vendors are evaluated and expenses are controlled. CIM Group reviews and approves strategic plans for each investment, including financial, leasing, marketing, property positioning, strategic and disposition plans. In addition, CIM Group reviews and approves the annual business plan for the portfolio on a property-by-property basis, including its capital and operating budget.

Competitive Advantages

CIM Urban believes that it has several competitive advantages to effectively carry out the foregoing business objectives and growth strategies:

•

Strong Manager. CIM Urban will continue to be managed by CIM Group, which since 1994 has managed seven institutional funds, including CIM Urban. The competitive advantages provided to CIM Urban by CIM Group include:

•

Experienced Management Team. CIM Group’s senior management team is composed of 10 principals who have an average of 24 years of real estate and investment experience. CIM Group’s three founders—Richard Ressler, Avi Shemesh and Shaul Kuba—have worked together for the last 20 years, and the broader senior management team has largely worked together for more than 10 years.

•

Integrated, Multidisciplinary Organization. CIM Group has extensive in-house expertise in all aspects of real estate, including market research, urban planning, community relations, architecture, legal affairs, finance, development, leasing, property management and tax. As a result, CIM Group provides hands-on operating expertise throughout the investment process.

•

Extensive Investment and Operating Experience. CIM Group has invested in and operated a wide array of asset types, including multifamily, retail, office, hotel, infrastructure, parking, signage and mixed-use properties, as well as loans, and has undertaken investments in both substantially stabilized assets as well as opportunistic assets requiring development, redevelopment, distressed turnaround and/or recapitalization strategies.

•

Disciplined Investment Process. CIM Group follows a clearly defined and disciplined investment process that it believes enables it to identify and select attractive investments and to quantify and mitigate risk factors. This process carries an investment through its entire lifecycle, spanning all stages including sourcing, research, underwriting, financing, acquisition, asset management and disposition.

•

Sourcing of Investment Opportunities. CIM Urban will have access to CIM Group’s extensive network of relationships with owners, lenders, special servicers, financial intermediaries and other industry participants from which it is able to cultivate investment opportunities that are either off-market or not broadly marketed. CIM Group also works with local government agencies to understand the goals and commitments of each municipality in an effort to improve the various neighborhoods in which CIM Group owns and operates real estate assets. CIM Group utilizes its in-depth knowledge of its qualified communities and its broad network of relationships to target investments at what CIM Group believes to be a discount to their intrinsic (i.e., expected long-term) values. These opportunities may include investments that are publicly listed for sale as well as those that may become available off-market, via privately negotiated transactions.

•

High Quality Assets. CIM Urban’s investments are typically high quality properties that CIM Group believes are well-positioned to outperform their peers. The investments CIM Urban makes in qualified communities are generally subject to positive external factors that CIM Urban believes will enhance their value, including higher rent growth rates than regional and national averages for similar assets.

•

Opportunity for Strategic Growth. CIM Urban expects to have a variety of capital resources due to the low leverage of its portfolio and its internal cash generation. CIM Urban believes these expected capital resources will enable CIM Urban to pursue a prudent growth strategy and allow for future accretive acquisitions.

Investment Strategy

CIM Urban’s investment strategy is to continue to invest in substantially stabilized real estate and real estate-related assets located in qualified communities in a manner that will allow CIM Urban to increase the value of its assets and to grow its revenue and cash flow in order to enhance the dividends paid to investors. By employing a similar investment strategy to that which CIM Urban has consistently utilized to target stabilized real estate assets, CIM Urban’s objective is to leverage its extensive knowledge of the targeted asset types and communities to identify investment opportunities at prices below intrinsic values and achieve superior returns relative to the risk which CIM Urban is undertaking.

CIM Urban plans to continue investing in a diverse range of stabilized urban properties and loans secured by such properties, including office, retail, hotel, multifamily apartments, signage and parking, which meet CIM Urban’s investment strategy and criteria and are located principally in qualified communities.

Portfolio of Properties of CIM Urban

CIM Urban’s office, multifamily and hotel assets are located in 11 U.S. markets. The breakdown by segment, market and submarket, as of December 31, 2013, was as follows:

Overview of CIM Urban’s Portfolio as of December 31, 2013

Property Description	Market	Sub-Market	Office and Retail Rentable Square Feet	Multi- family Units	Hotel Rooms
Office Portfolio:
Properties (19)
BB&T Center	Charlotte, NC	Uptown	553,056	—	—
1 Kaiser Plaza	Oakland, CA	Lake Merritt	532,947	—	—
2101 Webster Street	Oakland, CA	Lake Merritt	473,614	—	—
980 9th Street	Sacramento, CA	Downtown/Midtown	456,645	—	—
211 Main Street	San Francisco, CA	S Financial District	415,120	—	—
370 L’Enfant Promenade	District of Columbia	Southwest	407,321	—	—
999 N Capitol Street	District of Columbia	Capitol Hill	321,980	—	—
899 N Capitol Street	District of Columbia	Capitol Hill	314,317	—	—
800 N Capitol Street	District of Columbia	Capitol Hill	310,359	—	—
1901 Harrison Street	Oakland, CA	Lake Merritt	272,952	—	—
830 1st Street	District of Columbia	Capitol Hill	247,337	—	—
1333 Broadway	Oakland, CA	City Center	237,196	—	—
2100 Franklin Street	Oakland, CA	Lake Merritt	216,666	—	—
11620 Wilshire Boulevard	Los Angeles, CA	West LA	191,075	—	—
Penn Field	Austin, TX	South	181,746	—	—
7083 Hollywood Boulevard	Los Angeles, CA	Hollywood/Sunset	82,180	—	—
260 Townsend	San Francisco, CA	South of Market	66,943	—	—
11600 Wilshire Boulevard	Los Angeles, CA	West LA	55,586	—	—
Civic Center	Orange County, CA	Central	37,116	—	—

			5,374,156	—	—

Ancillary Properties (3 Properties)
901 N Capitol Street(1)	District of Columbia	Capitol Hill	—	—	—
1010 8th St Parking (garage & retail)	Sacramento, CA	Downtown/Midtown	12,275	—	—
2353 Webster Street (parking garage)	Oakland, CA	Lake Merritt	—	—	—

			12,275	—	—

Total Office Portfolio (22 Properties)			5,386,431	—	—

Multifamily Portfolio:
4649 Cole Avenue	Dallas, TX	Oaklawn	—	334	—
Memorial Hills	Houston, TX	Montrose/River Oaks	—	308	—
47 E 34th Street	New York, NY	Midtown West	—	110	—
3636 McKinney Avenue	Dallas, TX	Central Dallas	—	103	—
3839 McKinney Avenue	Dallas, TX	Central Dallas	—	75	—

Total Multifamily Portfolio (5 Properties)			—	930	—

Hotel Portfolio:
Hotels (3 properties)
Sheraton Grand Hotel	Sacramento, CA	Downtown/Midtown	—	—	503
Courtyard Oakland	Oakland, CA	City Center	—	—	162
LAX Holiday Inn	Los Angeles, CA	LAX	—	—	405

			—	—	1,070

Ancillary Properties (1 Property)
Sheraton Grand Hotel Parking Garage & Retail	Sacramento, CA	Downtown/Midtown	9,453	—	—

Total Hotel Portfolio (4 Properties)			9,453	—	—

TOTAL PORTFOLIO (31 Properties)			5,395,884	930	1,070

(1) 901 N Capitol Street is a 39,696 square foot parcel of land located between 899 and 999 N Capitol Street. The land parcel is entitled to develop an additional 270,172 square foot building.

LOAN PORTFOLIO INFORMATION AND STATISTICS

General

Loans funded during 2013 and 2012 were $56.1 million and $54.2 million, respectively. We anticipate loan fundings to be between $65 million and $85 million during 2014. At December 31, 2013 and 2012, our outstanding commitments to fund new loans were $13.6 million and $19.5 million, respectively. The majority of our commitments are for SBA 7(a) Program loans with interest rates based on the prime rate which provide an interest rate match with our present sources of funds. These loans also provide an SBA guarantee typically for 75% of the loan amount.

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

Lodging Industry Trends

Our loans are predominantly (95%) collateralized by hospitality properties. Based on a forecast provided by industry analyst PricewaterhouseCoopers LLP (“PwC”), as well as various other industry analysts, the hospitality industry is expected to have a continued recovery during 2014. Reasons for the continued recovery during 2014 include anticipated above average occupancy levels and demand growth that is expected to outpace hotel openings.

For our borrowers, the stronger market (if achieved) could improve revenues that will benefit cash flow and the ability to cover their debt service. In addition, as the market rebounds, we would expect that values of hospitality properties will increase and become more stable and that there will be an increase in qualified buyers for our foreclosed properties.

Secondary Market Loan Sales

First Western sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portions of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10% (“hybrid loan sales”). Prior to January 1, 2010, all of these types of transactions were recorded as sales (i.e., we recorded premium income) for accounting purposes. Effective January 1, 2010, due to a change in accounting rules, we were required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt) for the life of the loan and 100% of the loan is included in our loans receivable. We can no longer record premium income on these types of sales. Accordingly, cash premiums collected on hybrid loan sales are deferred and reflected as a liability on our consolidated balance sheet and amortized as a reduction to interest expense over the life of the loan. Deferred cash premiums at December 31, 2013 were $3.0 million.

During 2013, we sold $27.0 million of the guaranteed portion of SBA 7(a) Program loans. For tax purposes, since all Secondary Market Loan Sales are legal sales, we are required to record gains based on present value cash flow techniques consistent with the book accounting treatment utilized until January 1, 2010. We record income as we receive the excess spread as we service the sold portion of the loan. When we sell loans and retain servicing spreads greater than 100 basis points, management believes that the value of the future servicing spreads retained was greater than the foregone cash premiums.

Loan Activity

In addition to our retained portfolio of $239.6 million at December 31, 2013, we service $84.7 million of aggregate principal balance remaining on Secondary Market Loan Sales that have been accounted for as sales. Since we retain a residual interest in the cash flows from our sold loans, the performance of these loans impacts our profitability and our cash available for dividend distributions. Therefore, we provide information on both our retained portfolio and our Aggregate Portfolio (retained portfolio plus certain legally sold government guaranteed portions of SBA 7(a) Program loan sales which are not recorded on our balance sheet).

Information on our Aggregate Portfolio, including prepayment trends, was as follows:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Aggregate Portfolio (1)	$324,325	$313,541	$297,453	$284,451	$273,687
Loans funded	$56,131	$54,161	$38,352	$38,440	$30,435
Prepayments	$22,816	$20,181	$10,352	$10,830	$12,795
% Prepayments (2)	7.3%	6.8%	3.6%	4.0%	4.6%

(1)  Portfolio outstanding before loan loss reserves and deferred commitment fees.

(2)  Represents prepayments as a percentage of our Aggregate Portfolio outstanding as of the beginning of the applicable year.

Loans Receivable Rollforward

The following table summarizes our loan activity for our retained loans for the five-year period ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans receivable, net - beginning of year	$238,991	$234,427	$233,218	$196,642	$179,807
Loans funded - commercial mortgage loans	23,093	19,339	4,680	4,908	2,425
Loans funded - SBA 7(a) Program loans	33,038	34,822	33,672	33,532	28,010
Loans originated - non-cash (1)	975	1,225	1,172	31,261	32,563
Proceeds from the sale of SBA 7(a) Program loans (2)	(23,687)	(18,473)	(15,774)	(7,692)	(24,996)
Prepayments	(15,827)	(15,691)	(8,357)	(9,716)	(5,600)
Scheduled principal payments	(12,734)	(12,871)	(13,116)	(11,283)	(9,040)
Loans transferred to REO (3)	(3,641)	(1,481)	(409)	(4,040)	(4,948)
Reclassifications (4)	(1,749)	-	-	-	-
Other adjustments (5)	(1,870)	(2,306)	(659)	(394)	(1,579)

Loans receivable, net - end of year	$236,589	$238,991	$234,427	$233,218	$196,642

(1)	Represents loans originated to facilitate the sales of REO and consolidation of securitized loans which were previously off balance sheet reconsolidations.
(2)	During 2010 – 2013, represents proceeds from the sale of the government guaranteed portion of SBA 7(a) Program loans sold solely for cash premiums due to a change in accounting rules.
(3)	Loans on which the collateral was foreclosed upon and the assets were subsequently classified as REO.
(4)	Reclassifications from secured borrowings – government guaranteed loans to loans receivable, net.
(5)	Represents the net change in loan loss reserves, discounts and deferred commitment fees.

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

Determination of Loan Loss Reserves

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are troubled debt restructurings and loans identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of interest and/or principal, non-payment or lack of timely payment of property taxes for an extended period of time, insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of the underlying collateral values using appraisals, broker price opinions, tax assessed value and/or revenue analysis. Appraisals are ordered on a case-by-case basis when management believes that the economics of the property warrant that a current appraisal be performed. We generally obtain FIRREA appraisals from certified appraisers from national companies. Management uses appraisals as tools in conjunction with other determinants of collateral value as described above to estimate collateral values, not as the sole determinant of value. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined based on many factors and is unique to each individual loan. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry (and further to the limited service segment of the hospitality industry), our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the exposure to loss to determine the general or specific reserve for that loan and the ultimate determination as to whether the loan is considered impaired.

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

Upon sale of the government guaranteed portion of a SBA 7(a) Program loan, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan. At December 31, 2013, these discounts on the retained portions of our SBA 7(a) Program loans totaled $2.7 million. In addition, in establishing general reserves on our loan portfolio, the SBA 7(a) retained portion of our loans are separately evaluated and general reserve percentages applied are typically higher to address the potential for greater loss upon liquidation of the underlying collateral on the unguaranteed SBA 7(a) Program loan portfolio.

Additional changes to the facts and circumstances of the individual borrowers, the limited service hospitality industry and the economy may require the establishment of significant additional loan loss reserves and the effect on our results of operations may be adverse.

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

We have a quarterly review process to identify and evaluate potential exposure to impairment losses on our REO. This evaluation uses management’s judgment of the estimated fair value of our REO. Adjustments to the carrying value are generally based on management’s assessment of the appraised value of the property, operating statistics to the extent available and/or discussions with potential purchasers and third-party brokers and are recorded as impairment losses in discontinued operations on our consolidated statements of income (loss).

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Overview

	Year Ended December 31,		Change
	2013	2012	$	%
	(In thousands)
Total revenues	$17,905	$17,065	$840	4.9%
Total expenses	$14,279	$17,856	$(3,577)	(20.0%)
Income (loss) from continuing operations	$2,414	$(1,356)	$3,770	NM
Net income (loss)	$2,067	$(2,179)	$4,246	NM

Revenues increased during 2013 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) Program loans while our expenses decreased during 2013 primarily due to elimination of costs associated with evaluating strategic alternatives and severance and related benefits, partially offset by transaction costs incurred related to the merger.

More detailed comparative information on the composition of and changes in our revenues and expenses is provided below.

Revenues

Interest income increased slightly to $14,045,000 during 2013 compared to $13,896,000 during 2012. Our weighted average loans receivable decreased to $235.7 million during 2013 from $238.2 million during 2012. The weighted average interest rate on our loans receivable increased slightly to 5.8% during 2013 from 5.7% during 2012.

Premium income will not equal collected cash premiums because premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of the loan and the principal balance (cost) of the loan adjusted by costs of origination. During the last several years, market premiums on Secondary Market Loan Sales have been at historically high levels due to reduced longer term interest rates. Our premium income increased to $2,468,000 during 2013 compared to $1,889,000 during 2012. We sold more loans for solely cash premiums and the required 1% servicing spread during 2013 than 2012. In addition, there was improvement in the market for Secondary Market Loan Sales. The average premium collected on cash sales increased slightly to 13.6% during 2013 compared to 13.4% in 2012; however, premiums were reduced during the last half of 2013. We believe that the market premium reduction was due generally to the increase in longer term interest rates.

Secondary Market Loan Sales were as follows:

	2013		2012
Type of Sale	Principal Sold	Cash Premium Received	Principal Sold	Cash Premium Received
	(In thousands)
Cash premium	$23,687	$3,210	$18,473	$2,470
Hybrid	3,293	329	8,498	850

	$26,980	$3,539	$26,971	$3,320

Other income consisted of the following:

	Years Ended December 31,
	2013	2012
	(In thousands)
Servicing income	$547	$499
Prepayment fees	418	279
Loan related income - other	165	221
Retained interests in transferred assets	162	189
Other	100	92

	$1,392	$1,280

We earn fees for servicing loans sold into the secondary market solely for cash premiums. As these fees are based on the principal balances of the loans outstanding, they will increase as more loans are sold into the secondary market and decrease over time as scheduled principal payments and prepayments occur.

Interest Expense

Interest expense consisted of the following:

	Years Ended December 31,
	2013	2012
	(In thousands)
Debentures payable	$994	$731
Secured borrowings	939	1,201
Junior subordinated notes	977	1,034
Revolver	349	459
Structured notes payable	-	21
Other	91	92

	$3,350	$3,538

The weighted average cost of our funds was 3.5% during both 2013 and 2012.

Secured borrowings increase as we sell SBA 7(a) Program loans for excess servicing spreads. The weighted average balance outstanding on our secured borrowings was $39.8 million during 2013 compared to $38.6 million during 2012. Offsetting interest expense on secured borrowings is amortization of cash premiums from hybrid loan sales of $404,000 and $145,000 during 2013 and 2012, respectively.

Interest expense on SBA debentures increased due to the issuance of $4.0 million in August 2012, $6.0 million in March 2013 and $8.5 million in August 2013. We repaid $4.2 million of SBA debentures upon maturity on September 1, 2013. The weighted average interest rate on our debentures decreased to 3.87% at December 31, 2013 from 4.47% at December 31, 2012. Our SBIC debentures payable of $27.5 million were repaid during February 2014 using cash on hand and the Revolver.

The weighted average balance outstanding under our Revolver decreased to $10.0 million during 2013 compared to $16.1 million during 2012 while the weighted average interest rate increased to 2.6% during 2013 compared to 2.5% during 2012.

Other Expenses

General and administrative expense increased $476,000 during 2013 compared to 2012. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $2,295,000 during 2013 from $2,065,000 during 2012 primarily due to an increase in professional fees and public company reporting costs. Expenses related to assets currently in the process of foreclosure were $308,000 during 2013 compared to $62,000 during 2012. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers. We expect these costs to continue, and likely increase, until the foreclosure processes are completed. Once complete, costs associated with foreclosed properties are included in discontinued operations.

Transaction costs of $2,789,000 during 2013 primarily represent legal and due diligence costs related to the merger. The merger is anticipated to be completed no later than March 31, 2014.

During 2011, we received certain inquiries expressing a preliminary interest in potential strategic transactions. The Board established a special committee of all independent trust managers to evaluate these inquiries as well as other potential strategic alternatives that could enhance shareholder value. During 2012, we expensed $3,870,000 in costs (unrelated to the merger) associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs when discussions were terminated with one interested party. The special committee was dissolved during December 2012.

Our provision for loan losses, net was $1,237,000 during 2013 compared to $1,934,000 during 2012. Our provision for loan losses, net, during 2012 was comprised of a net provision for loan losses of $2,401,000 offset by recoveries of $467,000. Recoveries represent cash proceeds from collections on personal loan guarantees. Our provision for loan losses primarily relates to limited service hospitality properties classified as troubled debt restructurings, including properties currently in the process of foreclosure. Our reserves were as follows:

	At December 31,
	2013	2012
	(In thousands)
Specific	$1,406	$1,535
General	1,878	1,878

	$3,284	$3,413

Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves.

Income tax provision (included in continuing operations and discontinued operations) was $1,212,000 during 2013 compared to $451,000 during 2012 related to our taxable REIT subsidiaries. Our taxable REIT subsidiaries had taxable income of $2,984,000 during 2013 compared to $1,995,000 during 2012 primarily due to increased income of First Western. See – “Taxable Income.”

Discontinued Operations, Net of Tax

	Years Ended December 31,
	2013	2012
	(In thousands)
Net operating losses	$(227)	$(582)
Net gains (losses) on sales of real estate	(16)	(15)
Impairment losses	(135)	(341)
Income tax benefit	31	115

Discontinued operations, net of tax	$(347)	$(823)

Our net operating losses relate to the operations and holding costs of our REO included in discontinued operations.

During 2013, we foreclosed on the underlying collateral (limited service hospitality properties) of three loans with an estimated fair value at foreclosure of $2.3 million. We sold these properties for $2,140,000, received cash proceeds of $1,165,000 and financed the remainder. Losses of $16,000 were recorded on the sales.

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

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during 2013 primarily related to a full service hospitality property which was sold during 2013. Impairment losses during 2012 primarily related to a retail establishment acquired in the third quarter of 2009 which continued to experience declines in its value. The property was sold during 2013.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Overview

	Year Ended December 31,		Change
	2012	2011	$	%
	(In thousands)
Total revenues	$17,065	$16,076	$989	6.2%
Total expenses	$17,856	$11,270	$6,586	58.4%

Income (loss) from continuing operations	$(1,356)	$4,692	$(6,048)	NM
Net income (loss)	$(2,179)	$3,647	$(5,826)	NM

Revenues increased during 2012 primarily due to an increase in recognized premium income from the sale of the government guaranteed portion of our SBA 7(a) Program loans and an increase in interest income while our expenses increased during 2012 primarily due to (1) costs associated with evaluating strategic alternatives of $3,870,000, (2) severance and related benefits expense related to the departure of our prior chief executive officer of $2,114,000 and (3) an increase in net provision for loan losses of $1,474,000 primarily related to our limited service hospitality properties in the process of foreclosure.

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

Secondary Market Loan Sales were as follows:

	2012		2011
Type of Sale	Principal Sold	Cash Premium Received	Principal Sold	Cash Premium Received
	(In thousands)
Cash premium	$18,473	$2,470	$15,774	$1,728
Hybrid	8,498	850	11,638	1,164

	$26,971	$3,320	$27,412	$2,892

Other income consisted of the following:

	Years Ended December 31,
	2012	2011
	(In thousands)
Servicing income	$499	$399
Prepayment fees	279	118
Loan related income - other	221	196
Retained interests in transferred assets	189	215
Other	92	127

	$1,280	$1,055

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

We amended our Revolver during June 2011. The interest rate was reduced to the prime rate less 50 basis points or the 30-day LIBOR plus 2%, at our option. The weighted average balance outstanding under our Revolver was $16.1 million during 2012 compared to $14.1 million during 2011.

Interest expense on our structured notes payable has decreased due to principal payments received from the underlying loans and repayment of the notes. We repaid the remaining balance of the 2003 Joint Venture notes on February 15, 2012.

Other Expenses

General and administrative expense increased $117,000 (5.8%) during 2012 compared to 2011. General and administrative expenses are comprised of (1) corporate overhead including legal and professional fees, sales and marketing expenses, public company and regulatory costs and (2) expenses related to assets currently in the process of foreclosure. Our corporate overhead increased to $2,065,000 during 2012 from $1,933,000 during 2011 primarily due to an increase in corporate legal fees. Expenses related to assets currently in the process of foreclosure were $62,000 during 2012 compared to $77,000 during 2011. These expenses incurred during the foreclosure process for problem loans are primarily related to property taxes incurred, protection of the asset and operating deficits funded to receivers. Expenses incurred during 2012 primarily relate to two limited service hospitality properties which are in receivership. We expect these costs to continue, and likely increase, until the foreclosure processes are completed. Once complete, costs associated with foreclosed properties are included in discontinued operations.

During 2012, we expensed $3,870,000 in costs associated with evaluation of strategic alternatives including legal fees, trust manager fees and due diligence costs compared to $778,000 during 2011. Costs during 2012 consisted of $2,398,000 in legal fees, $537,000 of investment advisory fees, $503,000 of due diligence costs, $399,000 in trust manager fees and $33,000 of other expenses. On a cumulative basis, we expensed $4,648,000 related to the evaluation of strategic alternatives consisting of $2,892,000 in legal fees, $668,000 of investment advisory fees, $503,000 of due diligence costs, $552,000 in trust manager fees and $33,000 of other expenses. The special committee was dissolved during December of 2012.

Severance and related benefits expense of $2,114,000 is related to our former chief executive officer pursuant to his separation agreement entered into during the fourth quarter of 2012.

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

	At December 31,
	2012	2011
	(In thousands)
Specific	$1,535	$563
General	1,878	1,249

	$3,413	$1,812

Realized losses of $333,000 and $257,000 during 2012 and 2011, respectively, were recognized upon liquidation of the collateral underlying loans. Due to the prolonged economic downturn and the current economic environment, we believe that in general, our borrowers’ equity in their properties has been eroded and may further erode which may result in an increase in foreclosure activity and credit losses. The lagging impact of the adverse economic conditions may continue to have an adverse effect on the financial condition of individual borrowers and the limited service hospitality industry which may require the establishment of significant additional loan loss reserves.

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

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during 2012 primarily related to a retail establishment acquired in the third quarter of 2009 which continued to experience declines in its value. During 2011, our impairment losses were primarily related to a full service hospitality property. The property had experienced significant operating losses, was in need of major capital improvements and had been held for an extended period of time with limited market sales activity, including an unsuccessful auction during the third quarter of 2011, which contributed to the decline in value.

SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2013
	Revenues	Income (Loss) From Continuing Operations	Net Income (Loss)	Earnings (Loss) Per Share
	(In thousands, except earnings (loss) per share and footnotes)
First Quarter	$4,515	$1,518	$1,344	$0.13
Second Quarter	4,484	920	846	0.08	(1)
Third Quarter	4,588	398	323	0.03	(2)
Fourth Quarter	4,318	(422)	(446)	(0.04)	(3)

	$17,905	$2,414	$2,067	$0.20

	Year Ended December 31, 2012
	Revenues	Income (Loss) From Continuing Operations	Net Income (Loss)	Earnings (Loss) Per Share
	(In thousands, except earnings (loss) per share and footnotes)
First Quarter	$3,787	$(6)	$(155)	$(0.01)	(4)
Second Quarter	3,964	(93)	(415)	(0.04)	(5)
Third Quarter	4,864	645	473	0.04	(6)
Fourth Quarter	4,450	(1,902)	(2,082)	(0.20)	(7)

	$17,065	$(1,356)	$(2,179)	$(0.21)

(1)	Includes $393,000 in transaction costs.
(2)	Includes $1,222,000 in transaction costs.
(3)	Includes $1,174,000 in transaction costs.
(4)	Includes $850,000 in expenses related to exploration of strategic alternatives.
(5)	Includes $1,352,000 in expenses related to exploration of strategic alternatives.
(6)	Includes $1,421,000 in expenses related to exploration of strategic alternatives.
(7)	Includes $2,114,000 in severance and related benefits related to the separation agreement with our chief executive officer and $247,000 in expenses related to exploration of strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Information on our cash flow was as follows:

	Years Ended December 31,
	2013	2012	Change
	(In thousands)
Cash provided by (used in) operating activities	$1,427	$(1,775)	$3,202
Cash provided by (used in) investing activities	$(3,083)	$2,809	$(5,892)
Cash provided by (used in) financing activities	$8,407	$(6,306)	$14,713

Operating Activities

Our cash provided by (used in) operating activities fluctuates year-to-year based on management’s decision to sell loans for solely cash premiums, as a hybrid loan sale or for solely servicing spread. Proceeds from Secondary Market Loan Sales included in operating activities during 2013 and 2012 were $23,687,000 and $18,473,000, respectively, as management sold a majority of the government guaranteed portions of our SBA 7(a) Program loans for solely cash premiums. To the extent we sell the government guaranteed portion of SBA 7(a) Program loans as a hybrid loan sale or for solely servicing spread, proceeds from Secondary Market Loan Sales are included in financing activities. In addition, the change in our operating assets and liabilities may significantly affect our cash from operating activities. During 2013, the change in our operating assets and liabilities was a use of cash of $3,660,000 compared to 2012 in which the change in our operating assets and liabilities was a source of cash of $4,075,000. Operating assets and liabilities fluctuate based on timing of payment of accounts payable and accrued liabilities and collection of (release of) borrower advances.

Investing Activities

Our primary investing activity is the origination of loans and collections on our investment portfolio. During 2013 and 2012, our primary use of funds was loans funded in excess of principal collected on loans receivable of $4,897,000 and $214,000, respectively. Our loans funded which are included in investing activities increased to $31,409,000 during 2013 from $28,036,000 during 2012. Included within principal collected on loans are principal prepayments of $15,827,000 and $15,691,000 during 2013 and 2012, respectively. During 2012, restricted cash and cash equivalents of $2,233,000 were released in connection with the exercise of the “clean-up call” option on our 2003 Joint Venture structured notes.

Based on our outstanding loan portfolio at December 31, 2013, our estimated collection of scheduled principal payments in 2014 is approximately $17.0 million which predominantly could be used to repay the balance outstanding under the Revolver.

Financing Activities

We used funds from financing activities during 2013 and 2012 primarily to pay dividends of $5,245,000 and $6,752,000, respectively. We received proceeds from the issuance of $14.5 million and $4.0 million in SBIC debentures during 2013 and 2012, respectively. Proceeds from Secondary Market Loan Sales recorded as secured borrowings during 2013 and 2012 were $3,293,000 and $8,498,000, respectively. These proceeds will fluctuate year-to-year based on management’s decisions to sell loans for solely cash premiums, as a hybrid loan sale or for solely servicing spread. To the extent we sell the government guaranteed portion of SBA 7(a) Program loans as a hybrid loan sale or for solely servicing spread, proceeds from Secondary Market Loan Sales included in financing activities will increase.

Our SBIC debentures payable of $27.5 million and the $3.0 million of redeemable 3% cumulative preferred stock of one of our SBICs were repaid during February 2014 using cash on hand and our Revolver.

Sources and Uses of Funds - Historical

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

Prior to completion of the merger, the relatively limited amount of capital available to originate new commercial loans has caused us to restrict non-SBA 7(a) Program and non-SBIC loan origination activity. If the merger is not completed, a reduction in the availability of the above sources of funds could have a material adverse impact on our financial condition and results of operations. If these sources are not available in the future, we may have to originate loans at reduced levels or sell assets, potentially on unfavorable terms.

At December 31, 2013, our unsecured $40.0 million Revolver, with availability of $25.6 million, matures on June 30, 2015. The interest rate is the prime rate less 50 basis points or the 30-day LIBOR plus 2%, at our option. The Revolver requires us to meet certain covenants which among other things, limit our ability to incur indebtedness, grant liens, make investments and sell assets. Our most significant covenant is a minimum beneficiaries’ equity covenant of $132.0 million. In addition, the loss of either of our named executive officers would cause an event of default on our Revolver. At December 31, 2013, we were in compliance with the covenants of this facility. While we anticipate maintaining compliance with these covenants, there can be no assurance that we will be able to do so.

As a condition to closing the merger, we requested that the lender on our Revolver agree to modify certain covenants related to our business operations. Our SBIC debentures of $27.5 million were repaid and our 3% cumulative preferred stock of subsidiary with a par value of $3.0 million was redeemed during February 2014 using cash on hand and our Revolver. In March 2014, we executed a new term note in the principal amount of $30 million which matures six months from its effective date at an interest rate of LIBOR plus 2.50%. In addition, among other things, our Revolver was modified to (1) decrease the credit availability to $25.0 million until the term note is repaid, (2) eliminate the net worth covenant, (3) permit CIM Urban to continue to operate in a manner consistent with its existing operations and (4) add a covenant requiring an asset coverage test (eligible loans receivable) for balances outstanding under the Revolver of 3.00 times. Proceeds from the new term note were utilized to repay a portion of borrowings outstanding under the Revolver.

In general, if we are unable to make required payments under our borrowings, breach any representation or warranty of our borrowings or violate any covenant, our lenders may accelerate the maturity of our debt or force us to take other actions. In connection with an event of default under our Revolver, the lender is permitted to accelerate repayment of all amounts due and terminate its commitment to lend thereunder. Any such event may have a material adverse effect on our liquidity, the value of our common shares and our ability to pay dividends to our shareholders. In the event of a default on the Revolver, we will rely on principal payments (including prepayments), and (if necessary) proceeds from asset and loan sales to satisfy our liquidity requirements. To the extent we need additional capital, there can be no assurance that we would be able to increase the amount available under the Revolver or identify other sources of funds at an acceptable cost, if at all.

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

As a REIT we must distribute to our shareholders at least 90% of our REIT taxable income to maintain our tax status under the Code. Accordingly, to the extent the sources above represent taxable income, such amounts have historically been distributed to our shareholders. In general, if we receive less cash from our portfolio of investments, we can lower the dividend so as not to cause any material cash shortfall. Prior to the completion of the merger, during 2014, we anticipate that our cash flow from operations will be utilized to fund our expected 2014 dividend distributions and generally will not be available to fund portfolio growth or for the repayment of principal due on our debt. Upon completion of the merger, we expect that funds will be available to fund portfolio growth and for the repayment of principal on debt.

Uses of Funds

Prior to the completion of the merger, the primary use of our funds is to originate loans and for repayment of the principal and interest on our debt. Our outstanding commitments to fund new loans were $13.6 million at December 31, 2013, the majority of which were for prime-rate based loans to be originated by First Western, the government guaranteed portion of which is intended to be sold into the secondary market. Our net working capital outlay would be approximately $3.4 million related to these SBA 7(a) Program loans (excluding any premium received upon sale); however, the government guaranteed portion of the SBA 7(a) Program loans cannot be sold until they are fully funded. Commitments have fixed expiration dates. Since some commitments expire without the proposed loan closing, total committed amounts do not necessarily represent future cash requirements. We anticipate that fundings during 2014 will range from $65 million to $85 million.

There may be several months between when the initial balance of an SBA 7(a) Program loan is funded and when it is fully funded and can be sold pursuant to Secondary Market Loan Sales. In these instances, our liquidity is negatively affected in the short-term.

We have a liability for borrower advances of $3.6 million at December 31, 2013. In general, as part of our monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from our borrowers and release funds upon presentation of appropriate documentation. When distributions are requested and approved, these borrower advances represent a use of funds which we expect to be paid with cash on hand and/or our Revolver.

During 2013, the sources of funds for our dividend distributions of $5.2 million were cash provided by operating activities of $1.4 million and principal collections on our loans receivable and borrowings under our Revolver of $3.8 million.

Sources and Uses of Funds Subsequent to Completion of the Merger

As of December 31, 2013, CIM Urban had an unsecured revolving credit facility allowing for maximum borrowings of $100.0 million. Borrowings under the facility are limited by certain borrowing base calculations. Outstanding advances under the facility bear interest at a base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The facility matures in February 2016, with a one-year extension option under certain circumstances. As of December 31, 2013, $100 million was outstanding under the facility.

In addition, in August 2013 CIM Urban added a new $125 million unsecured revolving credit facility with the same bank syndicate. In February 2014, the facility was increased to $150 million. At December 31, 2013, $64 million was outstanding under the facility. Borrowings under the facility will be limited by certain borrowing base calculations. Outstanding advances under the facility bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The unsecured revolving credit facility matures six months from the closing date, as defined, subject to two three-month extension options which are subject to certain conditions. As of December 31, 2013, CIM Urban was in compliance with all of its financial covenants under both credit facilities.

CIM Urban’s liquidity needs for the next twelve months (1) include (i) the special dividend of approximately $58.3 million which is payable ten business days after completion of the merger, (ii) funds to pay for capital expenditures, (iii) funds to pay debts and other obligations as they become due and (iv) distributions and (2) may include funds for acquisitions, development or repositioning of properties. While CIM Urban expects to meet some of these liquidity needs through cash on hand, cash provided by operations and borrowings under its existing credit facility, CIM Urban does not expect that it will have sufficient funds to cover all of these liquidity needs. CIM Urban expects to cover any additional liquidity needs through one or more new credit facilities and/or debt issuances. The completion and the costs of any future debt transactions will depend primarily upon market conditions. It is CIM Urban’s intention to conduct business activities in a manner which will allow reasonable access to capital for future investment activities. However, there can be no assurance that CIM Urban will be able to enter into debt transactions.

Available Borrowings, Cash Balances and Capital Resources

CIM Urban has typically financed its capital needs through investor equity commitments, long-term secured mortgages and a short-term line of credit. As of December 2009, all of CIM Urban’s investors’ capital commitments were funded. As of December 31, 2013 and December 31, 2012, CIM Urban had total indebtedness of $395.1 million and $345.6 million, respectively. Included in total indebtedness is $164 million and $30 million of borrowings under lines of credit with total capacity of $225 million and $100 million at December 31, 2013 and December 31, 2012, respectively.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following summarizes our contractual obligations at December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands, except footnotes)
Debt:
SBIC debentures payable (1)	$27,500	$-	$4,000	$-	$23,500
Secured borrowings - government guaranteed loans (2)	37,403	1,139	2,398	2,571	31,295
Revolver	14,400	-	14,400	-	-
Junior subordinated debt (3)	27,070	-	-	-	27,070
Preferred stock of subsidiary (4)	3,000	-	-	-	3,000

Interest:
Debt (5)	39,008	3,588	5,955	5,542	23,923

Other Contractual Obligations:
Borrower advances	3,578	3,578	-	-	-
Executive employment agreements (6)	1,676	838	838	-	-
Operating lease (7)	248	212	36	-	-

Total contractual cash obligations	$153,883	$9,355	$27,627	$8,113	$108,788

(1)	Represents contractual maturity dates of debentures; however, these debentures were repaid early (without penalty) using cash on hand and our Revolver during February 2014.
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
(4)

Our $3.0 million of cumulative preferred stock of subsidiary is valued at $900,000 on our consolidated balance sheet. During February 2014, this preferred stock of subsidiary was redeemed using cash on hand.

(5)

Calculated using the variable rate in effect at December 31, 2013. For our Revolver, assumes current balance outstanding through maturity date. For the secured borrowings, does not include deferred premiums which have no associated interest expense.

(6)	Represents minimum payments required under executive employment agreements.
(7)	Represents future minimum lease payments under our operating lease for office space.

Our commitments at December 31, 2013 are summarized as follows:

		Amount of Commitment Expiration Per Period
Commitments	Total Amounts Committed	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(In thousands)
Loan commitments	$13,550	$13,550	$-	$-	$-

See Note 19 to the Consolidated Financial Statements for a detailed discussion of commitments and contingencies.

RISK MANAGEMENT

In conducting our lending business, we are exposed to a range of risks including:

—	Market risk which is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates;
—	Credit risk which is the risk of loss due to an individual borrower’s unwillingness or inability to pay its obligations;
—	Operations risk which is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unseen catastrophes;
—

Liquidity risk which is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds, which is a function of the relative liquidity (market depth) of the asset(s) and general market conditions;

—	Compliance risk which is the risk of loss, including fines or penalties, from failing to comply with Federal, state or local laws, and regulations pertaining to lending and licensed activities;
—

Legal risk which is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof;

—	Real estate risk which is the risk that the value and liquidity of the collateral for our loans are diminished or otherwise adversely impacted by market conditions; and
—	Reputational risk which is the risk that negative publicity regarding our practices whether true or not will cause a decline in our customer base.

Our risk management policies and procedures are established and evaluated under the supervision of our executive management. The policies and procedures are designed to focus on the following:

—	Identifying, assessing and reporting on corporate risk exposures and trends;
—	Establishing, and revising as necessary, policies and procedures;
—	Monitoring and reporting on adherence with risk policies; and
—	Approving new product developments or business initiatives.

We cannot provide assurance that our risk management process or our internal controls will prevent or reduce the risks to which we are exposed.

DIVIDENDS

During 2013, our dividends were declared as follows:

Record Date	Date Paid	Amount Per Share
March 28, 2013	April 8, 2013	$0.125
June 28, 2013	July 8, 2013	0.125
September 30, 2013	October 7, 2013	0.125
December 31, 2013	January 6, 2014	0.125

		$0.500

Our shareholders are entitled to receive dividends when and as declared by our Board. In determining dividend policy, the Board has historically considered many factors including, but not limited to, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment, our ability to obtain leverage, our loan portfolio performance and our ability to maintain a stable dividend considering the foregoing factors. Consequently, the dividend rate on a quarterly basis has not correlated directly to any individual factor.

Our shareholders are entitled to receive dividends when and as declared by the Board. On February 28, 2014, the Board declared a special dividend of $5.50 per common share plus that pro-rata portion of our regular quarterly cash dividend accrued through the closing date of the merger payable ten business days following the completion of the merger.

Initially, the annual dividend expected to be paid upon completion of the anticipated merger is $0.175 per common share, payable on a quarterly basis. Upon completion of the merger, the holders of the convertible preferred shares issued in connection with the merger will be entitled to receive cumulative distributions at the rate of 3.5% of $35.00 per preferred share per year; provided, however, that if the conversion date of the preferred shares into common shares occurs greater than six months after the completion of the merger (which date may be extended due to certain force majeure events as provided for under the terms of the preferred shares), the cumulative dividend shall be reduced and calculated at the rate of 2.0% of $35.00 per share per year. The 3.5% yield was based on an as converted per common share distribution on an annual basis of $0.175 per common share which is an equivalent dividend to the anticipated dividend on the common shares. Holders of the convertible preferred shares issued in connection with the merger are entitled to receive dividends prior to holders of our common shares and there may be insufficient cash to pay dividends on our common shares after the payment of dividends to holders of our convertible preferred shares.

During 2013, due primarily to the payment of severance expenses and realized losses on our foreclosure properties, we generated a taxable loss and all of our dividends were deemed to be returns of capital.

TAXABLE INCOME (LOSS)

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

The following reconciles net income (loss) to REIT taxable income (loss):

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$2,067	$(2,179)	$3,647
Book/tax differences:
Gains related to real estate	(1,537)	-	(235)
Strategic alternatives	-	(678)	678
Transaction costs	2,789	-	-
Impairment losses	116	300	804
Severance accrual (payments)	(1,806)	1,777	(100)
Amortization and accretion	(100)	(188)	(68)
Loan valuation	(59)	1,403	184
Other, net	99	157	8

Subtotal	1,569	592	4,918

Adjustment for TRS net income, net of tax	(2,101)	(840)	(131)
Dividend distribution from TRS	-	-	1,000

REIT taxable income (loss)	$(532)	$(248)	$5,787

Distributions declared	$5,299	$6,353	$6,767

Basic weighted average common shares outstanding	10,595	10,585	10,570

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

To the extent our taxable REIT subsidiaries distribute their retained earnings through dividends to PMC Commercial, these dividends would be included in REIT taxable income when distributed. From 2005 to 2013, approximately $8.5 million of taxable earnings were accumulated. We distributed $2.0 million of earnings from our taxable REIT subsidiaries to PMC Commercial during 2008, $0.3 million during 2010 and $1.0 million during 2011.

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

Our ability to increase our leverage continues to be impacted by a number of factors, including, but not limited to: (1) the size of our shareholders’ equity, (2) our non-diversified portfolio (predominantly limited service hospitality loans) and (3) the long-term maturity of our loans receivable. As a result, the asset backed securitization market that we utilized to grow our portfolio and leverage from 1994 until 2003 is no longer a viable alternative for portfolio growth and leverage.

REAL ESTATE RISK

The value of our commercial mortgage loans and our ability to sell such loans, if necessary, are impacted by market conditions that affect the properties that are the primary collateral for our loans. Property values and operating income from the properties may be affected adversely by a number of factors, including, but not limited to:

—	national, regional and local economic conditions;
—	significant rises in gasoline prices within a short period of time if there is a concurrent decrease in business and leisure travel;
—	local real estate conditions (including an oversupply of commercial real estate);
—

natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and other events that may cause performance declines and/or losses to the owners and operators of the real estate securing our loans;

—	changes or continued weakness in the demand for limited service hospitality properties;
—	construction quality, construction cost, age and design;
—	demographic factors;
—	amount and timing of required property improvements by franchisors;
—	uninsured losses;
—	environmental, zoning and other governmental laws and regulations;
—	increases in operating expenses (such as energy costs) for the owners of the property; and
—	limitations in the availability and cost of leverage.

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

At December 31, 2013, our loans were 85% variable-rate at spreads over LIBOR or the prime rate. Increases or decreases in interest rates will generally not have a material impact on the fair value of our variable-rate loans. We had $204.6 million of variable-rate loans at December 31, 2013. The estimated fair value of our variable-rate loans ($192.2 million at December 31, 2013) is dependent upon several factors including changes in interest rate spreads and the market for the type of loans that we have originated.

We had $35.0 million and $42.0 million of fixed-rate loans at December 31, 2013 and 2012, respectively. The estimated fair value of these fixed-rate loans approximates their cost and is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. Since changes in market interest rates do not affect the interest rates on our fixed-rate loans, any changes in these rates do not have an immediate impact on our interest income. Our interest rate risk on our fixed-rate loans is primarily related to loan prepayments and maturities.

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

INTEREST RATE SENSITIVITY

At December 31, 2013 and 2012, we had $204.6 million and $200.2 million of variable-rate loans, respectively, and $81.9 million and $80.0 million of variable-rate debt, respectively. On the difference between our variable-rate loans outstanding and our variable-rate debt ($122.7 million and $120.2 million at December 31, 2013 and 2012, respectively) we have interest rate risk. To the extent variable rates decrease our interest income net of interest expense would decrease.

The sensitivity of our variable-rate loans and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. As a result of our predominantly variable-rate portfolio, our earnings are susceptible to being reduced during periods of lower interest rates. Based on our analysis of the sensitivity of interest income and interest expense at December 31, 2013 and 2012, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 25 basis point reduction in interest rates would have reduced net income (or increased net loss) by $307,000 and $300,000, respectively, on an annual basis. Since LIBOR has already been reduced to historically low levels, further significant negative impacts from lower LIBOR interest rates are not anticipated. In addition, as a REIT, the use of hedging interest rate risk is typically only provided on debt instruments due to potential REIT compliance issues. Benefits derived from hedging strategies not based on debt instruments (i.e., investments) may be deemed bad income for REIT qualification purposes. The use of a hedge strategy (on our debt instruments) would fix our cost of funds and hedge against rising interest rates; however, to date we have not employed any hedging strategies.

DEBT

Our debt was comprised of junior subordinated notes, secured borrowings – government guaranteed loans, SBIC debentures and the Revolver at December 31, 2013. At December 31, 2013 and 2012, $27.5 million and $17.2 million of our consolidated debt had fixed rates of interest and therefore was not affected by changes in interest rates. Our fixed-rate debt was comprised of SBIC debentures. Our variable-rate debt is based on LIBOR and the prime rate and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in the balance outstanding under our variable-rate debt at December 31, 2013, each hypothetical 100 basis point increase in interest rates would increase interest expense and therefore decrease net income by approximately $819,000.

The following presents the principal amounts by year of maturity, weighted average interest rates and estimated fair values to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt at December 31, 2013 and 2012.

	Years Ending December 31,						Carrying	Fair
	2014	2015	2016	2017	2018	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$-	$4,000	$-	$-	$-	$23,500	$27,500	$25,790

Variable-rate debt (LIBOR and prime based) (3) (4)	1,295	15,735	1,375	1,419	1,464	60,609	81,897	80,024

Totals	$1,295	$19,735	$1,375	$1,419	$1,464	$84,109	$109,397	$105,814

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining contractual maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2013 was 3.9%.
(3)

Principal payments on the secured borrowings are dependent upon cash flows received from the underlying loans. Our estimate of their repayment is based upon scheduled principal payments on the underlying loans. Our estimate will differ from actual amounts to the extent we experience prepayments and/or loan liquidations and charge-offs.

(4)	The weighted average interest rate of our variable-rate debt at December 31, 2013 was 3.3%.

	Years Ending December 31,						Carrying	Fair
	2013	2014	2015	2016	2017	Thereafter	Value	Value (1)
	(Dollars in thousands)
Fixed-rate debt (2)	$4,190	$-	$4,000	$-	$-	$9,000	$17,190	$18,027

Variable-rate debt (LIBOR and prime based) (3) (4)	1,932	13,173	1,312	1,353	1,397	60,811	79,978	75,499

Totals	$6,122	$13,173	$5,312	$1,353	$1,397	$69,811	$97,168	$93,526

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.
(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2012 was 4.5%.
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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined under rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and include controls and procedures designed to ensure the information required to be disclosed by the Company in such reports is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on their assessment, management determined that as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Trust Managers

As of December 31, 2013, our Board consisted of four trust managers, each serving a one-year term.

A trust manager on our Board is elected at an annual meeting of shareholders and serves for a one year term, until his or her successor has been duly elected and qualified, or until the earliest of his or her death, resignation or retirement.

The following table sets forth the name and age of each of our trust managers as of December 31, 2013.

Name	Age	Position and Experience

Nathan G. Cohen	68	Trust Manager, Chairman of Audit Committee

Mr. Cohen has been a trust manager since May 1994. He was the Chief Financial Officer of Institution Solutions LLC, a third party administrator, from June 2005 through December 2006. He remains President, since August 2001, of Consultants Unlimited, a management and financial consulting firm. From November 1984 to 2001, he was the Controller of Atco Rubber Products, Inc.

Barry A. Imber	67

Trust Manager, Chairman of Nominating and Corporate

Governance Committee

Mr. Imber has been a trust manager since February 2004. He was the owner of Imber and Company, Certified Public Accountants, or its predecessor, from 1982 until August 2010 when he sold the accounting practice. He currently provides consulting services to Imber and Company. Mr. Imber was previously a trust manager of PMC Commercial from September 1993 to March 1995 and a director of PMC Capital, Inc. (“PMC Capital”), our affiliate that we acquired through a merger in 2004, from March 1995 to February 2004.

Martha Rosemore Morrow	62	Trust Manager

Dr. Morrow has been a trust manager since May 1996. Dr. Morrow has practiced optometry for 38 years in Russellville, Alabama and is the President of the Alabama Optometric Association Foundation. Dr. Morrow is the immediate past president of the American Optometric Association Foundation and is currently a Board member of the Alabama Board of Optometry. Dr. Morrow was a director of PMC Capital from 1984 to February 2004. Dr. Morrow is the sister of Mr. Lance B. Rosemore, our previous Chief Executive Officer and Chairman of the Board.

Jan F. Salit	63	Trust Manager, Chairman of the Board

Mr. Salit has been our Chief Executive Officer, Chairman of the Board and Secretary since October 2012 and Treasurer since October 2008, and will be the President and Secretary of PMC Commercial following the merger. Mr. Salit was Chief Operating Officer of the Company from October 2008 to October 2012, Executive Vice President of the Company from June 1993 to October 2012, and Chief Investment Officer and Assistant Secretary from January 1994 to October 2012. He was also Executive Vice President of PMC Capital from May 1993 to February 2004 and Chief Investment Officer and Assistant Secretary of PMC Capital from March 1994 to February 2004. From 1979 to 1992, Mr. Salit was employed by Glenfed Financial Corporation and its predecessor company Armco Financial Corporation, a commercial finance company, holding various positions including Executive Vice President and Chief Financial Officer. Mr. Salit received his BA from Michigan State University and his MBA from New York University.

On June 17, 2013, Irving Munn, a trust manager of the Company, resigned his position as a trust manager, effective on that date. Prior to Mr. Munn’s resignation from our Board, he was a member of the Audit Committee and Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee. Mr. Munn’s resignation from the Board was not tendered in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Set forth below is a summary description of the experience, qualifications, attributes and skills that led the Nominating and Corporate Governance Committee to the conclusion that each such person is qualified to serve as a trust manager on our Board.

Nathan G. Cohen has held various executive positions and responsibilities for over 30 years. Mr. Cohen is proficient in preparing and analyzing financial information and working with independent accountants. Mr. Cohen is experienced in finance and establishing and maintaining banking relationships and credit facilities. He has been a trust manager for 19 years and has extensive knowledge of the Company’s business and operations. Mr. Cohen has also held numerous leadership positions with various civic organizations and has served on the boards of directors or executive committees and as president of several other professional and community organizations. Currently, he is also able to devote substantial time and focus to the matters requiring the attention of the lead independent trust manager and in such capacity has committed significant time and effort to the oversight of the internal control and financial disclosure responsibilities of the Board and serving as primary liaison between management and the independent members of the Board.

Barry A. Imber is a Certified Public Accountant who retired in 2010 from an accounting and advisory practice that he owned and operated since 1982. In addition, from 2007 to 2009, he performed trustee responsibilities including oversight of the operation of an auto dealership in South Florida. In addition to possessing the skills required to own and operate businesses, his qualifications include an extensive understanding of the preparation and analysis of financial statements. In addition, Mr. Imber has an extensive background in advising clients in the areas of accounting and financial services. Mr. Imber has also served as president and on the boards of directors of various professional and community organizations. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Imber’s experience has led our Board to determine that he is an “audit committee financial expert” as that term is defined in SEC rules.

Martha Rosemore Morrow has owned and operated three professional optometric offices since 1975, which has given her extensive experience in executive and employee management and a variety of other skills necessary to own and operate a business. In addition, Dr. Morrow brings significant leadership skills from being a managing partner of a company that provides services to over 120 nursing homes. As a founder in 1979 and board member of the Company’s prior investment manager from 1984 to 2004 and as a trust manager of the Company since May 1996, Dr. Morrow also brings extensive knowledge of the Company’s business and operations.

Jan F. Salit, our President and Chief Executive Officer, carries out the strategic plans and policies established by the Board and provides direction and leadership toward the achievement of our goals and objectives. Mr. Salit has served as our President and Chief Executive Officer since October 26, 2012. In addition, during his tenure, he also has had oversight responsibility for business development, human resources, quality assurance, regulatory compliance, corporate compliance and public relations. Mr. Salit’s experience has given him in-depth knowledge of our operations and significant experience in financial and executive management, strategic planning, business integration and in dealing with the many regulatory aspects of our business.

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 31, 2013:

Name	Age	Position and Experience
Jan F. Salit	63	President, Chief Executive Officer, Secretary and Treasurer For Mr. Salit’s business experience, see “Trust Managers” above.

Barry N. Berlin	53

Executive Vice President and Chief Financial Officer Mr. Berlin has been Executive Vice President since October 2008 and Chief Financial Officer since June 1993, and will be Executive Vice President of PMC Commercial following the merger. Mr. Berlin was also Chief Financial Officer of PMC Capital, Inc. from November 1992 to February 2004. From August 1986 to November 1992, Mr. Berlin was an audit manager with Imber and Company, Certified Public Accountants. Mr. Berlin is a certified public accountant.

Executive Officers and Board of PMC Commercial After the Merger

The following is a list of the persons who are anticipated to be PMC Commercial’s executive officers and Trust Managers following the merger and their ages and anticipated positions following the merger.

Name	Age	Position
Jan F. Salit	63	President and Secretary
David Thompson	50	Chief Financial Officer
Richard Ressler	55	Trust Manager and Chairman of the Board
Avraham Shemesh	52	Trust Manager
Shaul Kuba	51	Trust Manager
Kelly Eppich	57	Trust Manager
Douglas Bech	68	Trust Manager (independent)
Robert Cresci	70	Trust Manager (independent)
Frank Golay	66	Trust Manager (independent)

For the business experience, qualifications and skills of Mr. Jan F. Salit see “Trust Managers” and “Executive Officers” above.

David Thompson will be the Chief Financial Officer of PMC Commercial following the merger. Mr. Thompson is a Principal, Chief Financial Officer of CIM Group. He joined CIM Group in 2009. Prior to joining CIM Group in 2009, Mr. Thompson spent fifteen years with Hilton Hotels Corporation, most recently as Senior Vice President and Controller, where he was responsible for worldwide financial reporting, financial planning and analysis, internal control and technical accounting compliance. Mr. Thompson’s experience includes billions of dollars of real estate acquisitions and dispositions in the hospitality sector, as well as significant capital markets experience. He began his career as a certified public accountant in the Los Angeles office of Arthur Andersen & Co.

Richard Ressler is the founder and President of Orchard Capital Corporation (“Orchard Capital”), a firm that provides consulting and advisory services to companies (including CIM Group) in which Orchard Capital or its affiliates invest. He has been President of Orchard Capital since 1994. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group and Orchard First Source Asset Management (together with its affiliates, “OFSAM”), an investment adviser focusing on middle market debt investments. Both OFSAM and its wholly-owned subsidiary, OFS Capital Management, LLC, are registered with the SEC as registered investment advisers. Mr. Ressler serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including j2 Global, Inc. (NASDAQ: “JCOM”) for which he has been Chairman of the Board of Directors and a director of j2 Global since 1997, and also served as j2 Global’s Chief Executive Officer from 1997 to 2000 (in each of these capacities pursuant to a consulting agreement between j2 Global and Orchard Capital). Mr. Ressler has in-depth knowledge of CIM Urban’s business and operations and has extensive experience with, and knowledge of, business management and finance as a result of his experience with CIM Group, including as Co-Founder thereof.

Avi Shemesh, Co-Founder and a Principal of CIM Group, has been an active real estate investor for over 23 years. Since co-founding CIM Group in 1994, Mr. Shemesh has been instrumental in building the firm’s real estate and infrastructure platforms. As a Principal and head of the firm’s Investments Group, he is actively involved in the investment process and provides guidance on the diverse investment ideas across CIM Group’s platforms. He serves on the firm’s Investment and Asset Management Committees. Additionally, Mr. Shemesh is responsible for the day-to-day operations of CIM Group, including strategic initiatives, property management and leasing and investor relations. Prior to CIM Group, Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, which developed a variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh has in-depth knowledge of CIM Urban’s business and operations and has significant experience with the real estate investment process and strategic planning as a result of his experience with CIM Group, including as Co-Founder thereof.

Shaul Kuba, Co-Founder and a Principal of CIM Group, has been an active real estate investor for over 23 years. Since co-founding the firm in 1994, Mr. Kuba has been an integral part of building CIM Group’s investment platforms. As a Principal and head of the firm’s development group, he is actively involved in the development, redevelopment and repositioning of CIM Group’s real estate investments including notable projects such as 432 Park Avenue. Additionally, Mr. Kuba is instrumental in sourcing new investment transactions and establishing and maintaining relationships with national and regional retailers, hospitality brands and restaurateurs. He serves on the firm’s Investment and Asset Management Committees and provides guidance on the diverse investment ideas across CIM Group’s platforms. Prior to CIM Group, Mr. Kuba was involved in a number of successful entrepreneurial real estate activities including co-founding Dekel Development, which developed a variety of commercial and multifamily properties in Los Angeles. Mr. Kuba has in-depth knowledge of CIM Urban’s business and operations and has significant experience with the real estate development process and sourcing new investment transactions as a result of his experience with CIM Group, including as Co-Founder thereof.

Kelly Eppich is a Principal, Investments of CIM Group. He joined CIM Group in 2002. Prior to joining CIM Group, Mr. Eppich served as the Chief Financial Officer of the Decurion Corporation/Pacific Theatres. In that capacity, he was responsible for all areas of finance, accounting, treasury, risk management and information systems development of the firm. From 1989 to 2000, he was Vice President Finance / Controller and then Vice President of Business Development, Finance and Administration for the International Recreation Enterprises Division of Warner Bros., which was responsible for the acquisition, development and operations of theme parks and multiplex theater real estate projects outside of the United States. Prior to joining Warner Bros., Mr. Eppich served as an Assistant Vice President and Assistant Corporate Controller for Maxicare Health Plans Inc. (1986 –1989) and worked for Ernst & Young (1979 – 1986). Mr. Eppich has in-depth knowledge of CIM Urban’s business and operations and has significant experience in the preparation and analysis of financial statements, strategic planning and financial management.

Douglas Bech has served as founder and Chief Executive Officer of Raintree Resorts International and its predecessors (“Raintree”) since August 1997. Raintree owns and operates upscale vacation ownership resorts in Mexico, the United States and Canada. Prior to founding Raintree, Mr. Bech practiced securities and corporate finance law from 1970 until 1997. Mr. Bech also has served as a director of j2 Global since November 2000. From August 1988 through November 2000, he served as a director of eFax.com, a company j2 Global acquired in November 2000. Mr. Bech also serves as lead director of HollyFrontier Corporation, which was the result of a merger of Frontier Oil Corporation and Holly Corporation in July 2011 and had previously served as a director of Frontier Oil Corporation since 1993. Mr. Bech’s previous work as a securities and corporate finance lawyer, as a director of two other public companies, and his current experience as a chief executive officer of a private enterprise engaged in marketing, management and consumer finance in three different countries, will provide expertise on corporate governance, legal matters and finance, as well as a general business management perspective to the Board of Trust Managers.

Robert J. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. He currently serves on the boards of j2 Global, Luminex Corporation and OFS Capital Corporation. Mr. Cresci previously served on the board of Continucare Corporation until 2011 and the board of Sepracor, Inc. until 2009. Mr. Cresci’s extensive knowledge of investment management and accounting from his experience with Pecks Management Partners and his experience serving on other public company boards of directors will provide expertise regarding investment strategies, accounting issues and public company matters.

Frank Golay has been associated with Sullivan & Cromwell LLP since September 1977. From 1977 to 1985 he was an associate located in the firm’s New York and London offices. From 1985 to 1988 he was a partner in the firm’s New York office, and from 1988 to 2008 he served as a partner in the firm’s Los Angeles office. Mr.

Golay retired at the end of 2008 and has since been of counsel to the firm. Mr. Golay’s practice has included numerous securities offerings, including REIT offerings, merger and acquisition transactions and general corporate advice. He has represented both issuers and underwriters, companies and their financial advisors. Prior to his retirement, Mr. Golay’s clients included Orchard Capital, j2 Global and CIM Group. Mr. Golay is a member of the New York and California bars, and is a past chair of the Business and Corporations Law Section of the Los Angeles County Bar Association. Mr. Golay’s extensive legal experience in the securities, mergers and acquisitions, and general corporate fields will provide the Board of Trust Managers with a strong resource on a variety of important strategic matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our trust managers and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of holdings and transactions in our securities with the SEC. Executive officers, trust managers and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file with the SEC.

Based solely upon a review of these reports, during the fiscal year ended December 31, 2013, we believe that all SEC filing requirements applicable to our trust managers, executive officers and beneficial owner of more than 10% of the common shares were satisfied on a timely basis in 2013.

Code of Business Conduct and Ethics.

The Board has adopted a Code of Business Conduct and Ethics that applies to all trust managers, officers and employees, including the Company’s principal executive officer and principal financial and accounting officer and a Code of Ethical Conduct for Senior Financial Officers (collectively, the “Codes of Conduct”). The purposes of the Codes of Conduct are to:

—	promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

—	promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company;

—	promote compliance with all applicable rules and regulations that apply to the Company and its officers and trust managers;

—	promote internal reporting of violations of the Codes of Conduct to an appropriate person or persons identified in the Codes of Conduct; and

—	accountability for adherence to the Codes of Conduct.

If the Board amends any provisions of either Code of Conduct that applies to the Company’s Chief Executive Officer or senior financial officers or grants a waiver in favor of any such persons, the Company intends to satisfy its disclosure requirements by promptly publishing the text of the amendment or the specifics of the waiver on its website at www.pmctrust.com.

The Company intends to continue to act promptly to incorporate not only the actual requirements of rules adopted with respect to corporate governance matters but also additional voluntary measures it deems appropriate. The Codes of Conduct may be viewed on the Company’s website at www.pmctrust.com under the “Corporate Governance” section. In addition, the Company will mail copies of the Codes of Conduct to shareholders upon their written request. Shareholders may request a free copy of the Codes of Conduct from:

PMC Commercial Trust

Attention: Investor Relations

17950 Preston Road, Suite 600

Dallas, Texas 75252

(972) 349-3235

No Change in Nominating Procedures

There were no changes made during 2013 to the procedures by which our shareholders may recommend nominees to our Board.

Audit Committee, Audit Committee Financial Expert

The Company has a standing Audit Committee that oversees the accounting and financial reporting processes as well as legal, compliance and risk management matters. The Audit Committee consists of Mr. Nathan G. Cohen (chairman) and Mr. Barry A. Imber. The Audit Committee is comprised entirely of trust managers who meet the independence and financial literacy requirements of the exchange upon which the Company’s common shares are traded, the NYSE MKT, as well as the standards established under the Sarbanes-Oxley Act of 2002. See Item 13. of this Annual Report, “Trust Manager Independence.” In addition, the Board has determined that Mr. Imber qualifies as an “audit committee financial expert” as defined in SEC rules.

The Audit Committee’s responsibilities include providing assistance to the Board in fulfilling its responsibilities with respect to oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications, performance and independence, and the performance of the Company’s internal audit function. In accordance with its Audit Committee Charter, the Audit Committee has sole authority to appoint and replace the independent registered public accounting firm, who report directly to the Committee, approve the engagement fee of the independent registered public accounting firm and pre-approve the audit services and any permitted non-audit services they may provide to the Company. In addition, the Audit Committee reviews the scope of audits as well as the annual audit plan and evaluates matters relating to the audit and internal controls of the Company. A copy of the Audit Committee Charter is available on the Company’s website at www.pmctrust.com under the “Corporate Governance” section. In addition, the Company will mail copies of the Audit Committee Charter to shareholders upon their written request. The Audit Committee holds separate executive sessions, outside the presence of executive management, with the Company’s independent registered public accounting firm.

Three of our four currently serving trust managers are non-management trust managers, and two of these trust managers are independent under the NYSE MKT listing standards. By letter dated July 17, 2013, NYSE MKT notified us that we are not in compliance with certain listing standards as a result of the resignation of Mr. Munn from the Company’s Board. Following Mr. Munn’s resignation, a majority of the Company’s trust managers are not independent (only two of four are independent) and the Company’s Audit Committee is comprised of two independent trust managers rather than the requisite three independent trust managers. The Company has until the earlier of its next annual shareholders’ meeting or one year from the occurrence of the event that caused the failure to comply with the board independence and audit committee compensation requirements; provided; however, if the annual shareholders’ meeting occurs no later than 180 days following the event that caused the failure to comply with this requirement, we shall instead have 180 days from such event to regain compliance. The merger is anticipated to be completed no later than March 31, 2014. The Company anticipates that upon completion of the merger it will be in compliance with applicable listing standards.

Audit Committee Report

The Audit Committee operates under a written charter adopted by the Board. The Audit Committee reviews and assesses the adequacy of its charter on an annual basis. The Audit Committee charter is available on the corporate governance section of the Company’s website at www.pmctrust.com.

During 2013, at each of its regularly scheduled meetings, the Audit Committee met with the senior members of the Company’s financial management team. Additionally, the Audit Committee, either through separate private sessions or during its regularly scheduled meetings with the independent registered public accounting firm and the manager of internal control testing, had candid discussions regarding financial management, legal, accounting, auditing and internal control issues.

The Audit Committee has been provided with quarterly updates on management’s process to assess the adequacy of the Company’s system of internal control over financial reporting, the framework used to make the assessment and management’s conclusions on the effectiveness of the Company’s internal control over financial reporting. The updates include discussions with the independent registered public accounting firm about the Company’s internal control assessment process and the independent registered public accounting firm’s evaluation of the Company’s system of internal control over financial reporting.

The Audit Committee reviewed with executive management, and the manager of internal control testing, (1) the Company’s policies and procedures with respect to risk assessment and risk management and (2) the overall adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs, including the Codes of Conduct.

The Audit Committee recommended to the Board the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the year ended December 31, 2013, and reviewed with senior members of the Company’s financial management team and the independent registered public accounting firm, the overall audit scope and plans, the results of internal and external audit examinations, evaluations by management and the independent registered public accounting firm of the Company’s internal controls over financial reporting and the quality of the Company’s financial reporting. The Audit Committee has the sole authority to appoint the independent registered public accounting firm.

The Audit Committee has reviewed and discussed the audited financial statements in this Annual Report on Form 10-K with management including a discussion of the accounting principles, the reasonableness of significant accounting judgments and estimates, and the clarity of disclosures in the financial statements.

The Audit Committee also discussed with the independent registered public accounting firm, who is engaged to audit and report on the consolidated financial statements of the Company and subsidiaries and the effectiveness of the Company’s internal control over financial reporting, those matters required to be discussed by the auditors with the Audit Committee in accordance with the Public Company Accounting Oversight Board (PCAOB) AU Section 380, Communication with Audit Committees, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent accountant required by the applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence for 2013.

In performing all of these functions, the Audit Committee acts in an oversight capacity. The Audit Committee reviews the Company’s quarterly and annual reports on Form 10-Q and Form 10-K prior to filing with the SEC. In its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for establishing and maintaining adequate internal control over financial reporting and for preparing the financial statements, and other reports.

In reliance on these reviews and discussions, and the reports of the independent registered public accounting firm, the Audit Committee has recommended to the Board, and the Board has approved, that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

This report is submitted by the following members of the Audit Committee:

Nathan G. Cohen (Chair)

Barry A. Imber

Item 11.	EXECUTIVE COMPENSATION

Compensation Committee

The Company has a standing Compensation Committee that oversees the annual performance evaluation of the Company’s Chairman and Chief Executive Officer and other executive officers. The Compensation Committee consists of Mr. Barry A. Imber (chairman) and Mr. Nathan G. Cohen. The Compensation Committee is comprised entirely of trust managers who meet the independence requirements of the NYSE MKT listing standards. The Compensation Committee’s responsibilities include:

—	establishing the Company’s general compensation philosophy;

—	overseeing the Company’s compensation programs and practices, including incentive and equity-based compensation plans;

—	reviewing and approving executive compensation plans in light of corporate goals and objectives;

—	evaluating the performance of the Chief Executive Officer in light of these criteria and establishing the Chief Executive Officer’s compensation level based on such evaluation;

—	evaluating the performance of the other executive officers and their salaries, bonus and incentive and equity compensation;

—	administration of the Company’s equity and benefit plans;

—	reviewing the adequacy of the Company’s succession planning and organizational effectiveness; and

—

reviewing and making recommendations concerning proposals by management regarding compensation, bonuses, employment agreements and other benefits and policies with respect to such matters for employees of the Company.

The Compensation Committee has the authority to retain counsel and other experts or consultants including the sole authority to select and retain a compensation consultant and to approve the fees and other retention terms of any consultant.

Compensation Discussion and Analysis

General

For 2013, the Compensation Committee’s philosophy for compensating named executive officers was that a compensation system reflecting the Company’s financial performance and shareholder return and encouraging ownership of our shares by the named executive officers would best align the interests of our named executive officers with the objectives of the Company and our shareholders. The Compensation Committee designed the Company’s compensation program to meet our objective of rewarding performance measured by the creation of value for shareholders. In accordance with this philosophy, the Compensation Committee oversees the implementation of the compensation system designed to promote the Company’s financial and operational success by attracting, motivating and assisting in the retention of key employees who demonstrate the highest levels of ability and talent by making a portion of an executive officer’s compensation dependent upon the Company’s and such executive’s performance. The Company’s executive compensation program includes the following compensation elements:

—

Base salary. The salaries for the named executive officers are determined following an assessment of each executive’s level of responsibility and experience, individual performance and contributions to the Company.

—

Annual Cash Bonus Incentives. Annual incentives are determined by the performance of the executive, the executive’s department, as applicable, and the financial performance of the Company as a whole based on profitability and balance sheet metrics and in relation to its peers.

—

Long-Term Equity Incentives. Grants of restricted shares are designed to motivate individuals to enhance the long-term profitability of the Company and the value of our common shares. Awards of long-term incentive compensation require the executives to focus on the Company’s long-term strategic growth and prospects, as well as to require the executives to share the risk of poor performance with our shareholders.

The Compensation Committee does not allocate a fixed percentage to each of these elements, but has worked with management to design an overall compensation structure to best serve our goals and to appropriately motivate our executives to provide outstanding service to the Company. In addition, even though a portion of the executive’s compensation is influenced by the Company’s performance, the Compensation Committee has a general philosophy of providing some consistency in amounts of compensation provided by each of the three elements. This philosophy results in less significant increases or decreases in the amount of compensation paid from year-to-year and lessens the immediate effect of the Company’s performance on executive compensation from year-to-year. In addition, the Compensation Committee assessed the reasonableness of the compensation package as a whole provided to each named executive officer, and considered whether the amount of total compensation is excessive given the Company’s performance and current economic trends.

In 2013, the Compensation Committee evaluated the compensation of Messrs. Berlin and Salit, and administered all employee benefit plans established by the Company. In 2013, the Compensation Committee recommended and approved the base salary of Mr. Salit and recommended to the Board the compensation of Mr. Berlin. The Board made all final compensation decisions regarding Mr. Berlin, after receiving the Compensation Committee’s recommendations.

Identification of Named Executive Officers

The Company’s named executive officers for whom compensation information is disclosed are Jan F. Salit and Barry N. Berlin.

Effective October 26, 2012, Jan F. Salit became the Chairman of the Board, Chief Executive Officer, President and Secretary. Mr. Salit has been the Treasurer since 2008. Mr. Salit was the Chief Operating Officer, Chief Investment Officer, Executive Vice President and Assistant Secretary from October 2008 to October 2012. Mr. Salit is responsible for the overall direction and management of the Company. Mr. Salit’s areas of responsibility include the development and execution of both tactical and strategic plans necessary to maintain profitability for the Company. Mr. Salit’s areas of responsibility also include oversight of our day-to-day operations including the supervision of our credit, marketing, legal and human resources functions. Mr. Salit’s responsibilities also include being the chairman of our Disclosure Committee and the liaison between our Sarbanes-Oxley manager of compliance and the Audit Committee. In addition, along with Mr. Berlin (our Chief Financial Officer), Mr. Salit is responsible for obtaining leverage for the Company upon attractive terms. His specific major accomplishments during 2013 include (1) continued penetration in the SBA 7(a) market, (2) performance of the increased responsibilities of Chief Executive Officer in an exemplary manner and (3) execution of a merger agreement with CIM REIT.

Barry N. Berlin is the Chief Financial Officer, Executive Vice President and Assistant Secretary. Mr. Berlin’s primary areas of responsibility include oversight and primary responsibility for all aspects of financial reporting and SEC reporting, including our system of internal controls and cash management, and for the supervision of our financial reporting, accounting, servicing, information technology and insurance functions. In addition, along with Mr. Salit, Mr. Berlin is responsible for obtaining leverage for the Company upon attractive terms. His specific major accomplishments during 2013 include (1) successfully managing the Company’s financial reporting process, internal controls, information technology and insurance coverage, (2) performance of the increased responsibilities of Chief Financial Officer in an exemplary manner and (3) pursuant to the execution of a merger agreement with CIM REIT, significant efforts and support related to the due diligence and completion and filing with the SEC of the Company’s Proxy Statement/Prospectus on Form S-4.

Role of Management in the Compensation-Setting Process

Certain of the Company’s named executive officers play a role in the compensation-setting process. In 2013, our Chief Executive Officer, Jan F. Salit, made recommendations to the Compensation Committee concerning the compensation of Mr. Berlin. The Chief Executive Officer’s recommendations to the Compensation Committee influence the base salary, potential annual bonus, and the granting of long-term equity incentive compensation to Mr. Berlin. While the Compensation Committee gave much weight to the Chief Executive Officer’s opinion, the Compensation Committee made its own recommendation for each element of Mr. Berlin’s compensation. The final decision for all elements of the Company’s compensation to Mr. Berlin is ultimately made by the Board based upon the recommendations of the Compensation Committee. The Compensation Committee was responsible for approving all compensation to Mr. Salit.

In 2013, the Compensation Committee also consulted the Chief Financial Officer as to his judgment of the Company’s financial status as a whole before making final decisions concerning salary and long-term equity incentive awards. Both the Chief Executive Officer and the Chief Financial Officer provided input to the Compensation Committee regarding the Company’s financial status prior to the establishment of the aggregate cash bonus pool.

On an informal basis, the Compensation Committee requested that each named executive officer discuss the job performance of the other named executive officers.

Chief Executive Officer Compensation

Mr. Salit’s current annual salary, pursuant to his employment agreement, was set by the Compensation Committee at $450,000 effective as of December 16, 2013. Also, during 2013 he was awarded cash bonuses totaling $150,000.

Use of Independent Consultants

The Compensation Committee reviews the overall compensation program to assure that it is reasonable and, in consideration of all the facts, adequately recognizes performance tied to creating shareholder value and meets overall Company compensation and business objectives. The Compensation Committee has historically not utilized the services of an independent advisor or other compensation consultant when determining the appropriate compensation packages for the Company’s named executive officers. If the Compensation Committee determines that using an independent consultant in the future is desirable, however, the Compensation Committee’s Charter does allow for the use of such a consultant and the Compensation Committee is empowered to contract this work to an appropriate third party.

Process for Determining, and Elements of, Executive Compensation

Base Salary

The Compensation Committee typically meets in December to review the base salary and long-term incentives provided to our named executive officers for the next year. At that meeting the Compensation Committee typically reviews and, to the extent deemed appropriate, may change the base salary of all or some of our named executive officers for the upcoming twelve month period beginning January 1.

The predominant factors considered by the Compensation Committee in recommending base salaries for the applicable named executive officers are: (1) the performance of the Company, measured by both financial and non-financial objectives, (2) individual accomplishments, (3) the responsibilities of the officer and any planned change of responsibilities for the forthcoming year and (4) the salary required to retain the named executive officer. The Compensation Committee also considers the proposed base salary relative to that of the Company’s other executive officer. Base salaries paid in calendar year 2013 are quantified below in the Summary Compensation Table.

The Compensation Committee met in December 2013. The Compensation Committee discussed each of our named executive officers’ performance during 2013 including major accomplishments and achievement of goals. The Compensation Committee also discussed the current economic conditions, the Company’s performance, and whether given the general economic outlook, any raise in salary was appropriate for the named executive officers. At the December 2013 meeting, the Compensation Committee approved an increase in base salary from $425,000 to $450,000 for Mr. Salit and from $350,000 to $375,000 for Mr. Berlin. In addition, during 2013, employee salaries were increased up to 5% based on performance factors. The Compensation Committee believed it was appropriate to approve these executive increases in base salary effective December 16, 2013. The base salary increase for Mr. Salit was 6% and the increase for Mr. Berlin was 7%. The reasons for the increases were the positive performance related to the new responsibilities that were assumed by each of Mr. Salit and Mr. Berlin, the effort by each of Mr. Salit and Mr. Berlin related to the merger and continued exemplary performance of their responsibilities.

Annual Management Cash Bonus Incentive

The Compensation Committee administers the Company’s annual cash bonus arrangements which are designed to compensate key management personnel for reaching certain performance milestones and to aid the Company in attracting, retaining and motivating personnel required for the Company’s continued performance. The Compensation Committee’s general philosophy of providing some consistency in compensation amounts, and avoiding significant changes in the amount of compensation paid from year-to-year, results in less significant increases or decreases in the amount of cash bonuses than might otherwise be paid and has the effect of moderating the extent to which the annual cash bonus is tied to the Company’s performance. In December 2013, bonuses of $175,000 were approved for the named executive officers, Messrs. Salit and Berlin. The aggregate of the bonus approved for these officers in 2012 was $110,000 and in 2011 was $129,000. In light of current economic conditions and the performance of the Company, the Compensation Committee determined that the total amount of annual bonuses to be earned by Messrs. Salit and Berlin in 2013 should increase from the amount earned in 2012, based on the factors set forth below and the total compensation earned by each named executive officer. Therefore, for 2013, the Compensation Committee approved an annual cash bonus of $100,000 for Mr. Salit and $75,000 for Mr. Berlin, which were approved by the Board. In addition to an annual cash bonus, each of our named executive officers received a one-time special bonus of $50,000 during July 2013 for their work with respect to additional responsibilities performed since the departure of the Company’s prior Chief Executive Officer.

The bonus arrangements for all other employees differ in that the Compensation Committee only approves the aggregate amount of bonuses payable to all other employees. The aggregate amount approved with respect to the bonus arrangement for all other employees is then approved by the Chief Executive Officer.

Annual cash bonus incentives are earned and paid with respect to the calendar year. Therefore, the Compensation Committee has historically met in the last quarter of each year to review the performance of each of our named executive officers for the year and the performance of the Company in the preceding three quarters (and the Company’s anticipated performance in the fourth quarter of the year). In general, at the Compensation Committee’s December meeting the members of the Committee will determine base salary, long-term incentives and the amount of annual bonuses to be recommended to the Board. The annual bonuses for our named executive officers approved by the Board are paid in either December of the year approved or January of the following year at the discretion of the named executive officer. Annual bonuses paid with respect to calendar years 2011, 2012 and 2013 are quantified below in the Summary Compensation Table.

Bonuses are discretionary. To the extent paid, bonuses for our named executive officers are primarily based upon a review of the performance of the Company, individual accomplishments, responsibilities of the officer, dividends paid, share price and the annual bonus paid to the named executive officer for the prior year. In addition, changes in responsibilities of the named executive officer, if any, factor into the determination of bonus for the named executive officer. The Chief Executive Officer may also recommend an increase or decrease to the annual bonus for each named executive officer based upon the performance of the executive and the Company during the calendar year and, to some extent, the relative performance of the Company compared to its peers.

Long-term Equity Incentives

The Compensation Committee is responsible for administration of our 2005 Equity Incentive Plan, and establishes the number of options granted and restricted shares awarded. The purpose of the 2005 Equity Incentive Plan is to encourage and enable our named executive officers, employees and non-employee Board members to acquire a proprietary interest in the Company, thus furthering their interest in stimulating the growth and prosperity of the Company. In keeping with the Compensation Committee’s philosophy to provide long-term equity incentives to our named executive officers and other key employees, it is anticipated that restricted share awards and share options will be granted to our named executive officers and other key employees on a periodic basis.

The number of shares available under the 2005 Equity Incentive Plan was initially 500,000, though this number is subject to adjustment upon the occurrence of corporate transactions such as recapitalizations or share splits. As of December 31, 2013, there were 224,584 shares available for grant under the 2005 Equity Incentive Plan. The Compensation Committee has the authority to select the eligible recipients, the number of shares to be granted, to modify an award from time to time, and to set the rules and guidelines of administration for the 2005 Equity Incentive Plan. The Compensation Committee also has the sole discretion to impose forfeiture provisions upon certain terminations, or accelerated vesting upon a change in control.

The Compensation Committee reviewed the long-term incentives held by the Company’s named executive officers and determined the terms of new long-term equity incentives to be awarded to executives of the Company at its March 2013 meeting. The awards were then presented to the Board for approval.

In 2013, when determining the number of restricted shares to be granted to each of Messrs. Salit and Berlin, the Compensation Committee was primarily influenced by its objective for the grant date fair value of the restricted share awards to be equal to a fixed dollar amount. This objective results in more shares being granted when the Company’s share price is relatively low, and fewer shares being granted when the Company’s share price is relatively high. The Compensation Committee does not use the number of restricted shares granted as an incentive in itself, but views the granting of equity as an incentive for our named executive officers to manage the Company such that its share price will appreciate, thereby benefiting all of the Company’s shareholders. The Compensation Committee has established a two-year vesting period for the restricted shares because it believes that the restricted shares provide an incentive for our named executive officers to maximize the Company’s financial performance over the long term.

During 2013, Messrs. Salit and Berlin received 3,333 restricted shares each with a grant date of March 14, 2013. The terms of these awards are described in greater detail in the narrative following the Grants of Plan-Based Awards in 2013 table. Individual grants were made by the Compensation Committee based upon the Compensation Committee’s own deliberations as to the individual’s overall level of compensation.

The Company has generally granted equity awards to our named executive officers in the form of restricted shares, instead of share options. This practice was adopted in part because it aligned the Company with its peers, and in part because restricted shares result in equity ownership by the named executive officer, thereby aligning the executives’ interest with the Company’s other shareholders, instead of simply giving the executives an interest in share price appreciation, which may result from granting of share options.

Severance and Change in Control Agreements

The Compensation Committee believes that severance and, in select circumstances, change in control arrangements, are necessary to attract and retain the talent necessary for our long-term success. However, the Compensation Committee does not view severance programs for named executive officers as an additional element of compensation. Rather, the Compensation Committee believes that severance programs allow the Company’s named executive officers to focus on duties at hand and provide security should their employment be terminated through no fault of their own. Currently, our current named executive officers are covered by severance provisions in their employment agreements.

Each of our named executive officers has entered into an agreement with the Company (which is discussed under “Executive Compensation—Employment Agreements”) pursuant to which he is granted enhanced severance benefits. The Compensation Committee believes that these arrangements are appropriate and consistent with similar provisions agreed upon between comparable sized public companies and their executive officers. The employment agreements are discussed in greater detail below in the section entitled “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Other Compensation Plans

The Company maintains a profit sharing plan that includes a defined contribution plan (the “401(k) Plan”) and a discretionary plan (the “Profit Sharing Plan”) that is intended to satisfy the tax qualification requirements of Section 401(a) of the Internal Revenue Code. The Company’s full time employees, including our named executive officers, are eligible to participate in the 401(k) Plan and are permitted to contribute a portion of their eligible compensation for purposes of the 401(k) plan (subject to the applicable statutory limits of $17,500, or $23,000 for eligible participants over the age of 50, in calendar year 2013). All amounts deferred by a participant under the 401(k) Plan’s salary reduction feature vest immediately in the participant’s account. While the Company may (but is not required to) make “matching contributions” under the 401(k) Plan, none were made during fiscal 2013. In lieu of 401(k) “matching contributions,” pursuant to the Profit Sharing Plan, the Board elected to make a discretionary contribution of $235,000 during the plan year ended December 31, 2013, $247,000 during the plan year ended December 31, 2012 and $234,000 during the plan year ended December 31, 2011. Contributions to the Profit Sharing Plan are available to all full-time employees who meet the eligibility requirements of the plan. In general, vesting in the Profit Sharing Plan occurs ratably between years two to six of employment.

Indemnification Agreements

We have entered into an indemnification agreement with each of our trust managers and named executive officers. These agreements provide for the Company to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as trust managers or named executive officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any trust managers’ and officers’ liability insurance policy the Company chooses, in its discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Texas and shall be in addition to any other rights the individual may have under the Company’s Declaration of Trust, Bylaws and applicable law. Management believes these indemnification agreements enhance the Company’s ability to attract and retain knowledgeable and experienced executives and independent, non-management trust managers.

Tax Considerations

Code Section 162(m) places a limit of $1,000,000 on the amount of compensation that the Company may deduct for federal income tax purposes in any one year with respect to the Company’s Chief Executive Officer, and the next three highest paid executives. However, performance-based compensation that meets certain requirements is excluded from the $1,000,000 limitation. The Compensation Committee is aware of this tax law, but believes that none of the executive officers currently receives compensation at or near the $1,000,000 maximum. The Compensation Committee will continue to keep this provision in mind for future compensation decisions, and will take measures to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation earned for services rendered to the Company by each of our named executive officers for the three calendar years ended December 31, 2013. The Company has entered into employment agreements with our current named executive officers, which are described below under “Employment Agreements.”

Name and Principal Position	Year	Salary (1)	Bonus (1)	Share Awards (2) (3)	Option Awards	All Other Compensation (4)	Total
Jan F. Salit	2013	$425,000	$150,000	$24,064	$-	$51,662	$650,726
Chief Executive Officer	2012	328,750	55,000	24,231	-	46,449	454,430
	2011	307,525	64,500	29,064	-	44,883	445,972

Barry N. Berlin	2013	$350,000	$125,000	$24,064	$-	$48,706	$547,770
Chief Financial Officer	2012	325,625	55,000	24,231	-	46,449	451,305
	2011	307,525	64,500	29,064	-	45,546	446,635

(1)	During 2013, salary and bonus as a percentage of total compensation was approximately 88% for Mr. Salit and 87% for Mr. Berlin.
(2)

As described in the CD&A, the Compensation Committee grants share and option awards on a discretionary basis. The terms of the share awards provide for dividends on non-vested restricted shares to be paid to the holder.

(3)

Represents the grant date fair value of stock awards for the applicable fiscal year in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. See the “Grants of Plan-Based Awards in 2013” table for information on awards made in 2013. These amounts do not correspond to the actual value that will be recognized as compensation by the named executive officers.

(4)

See table below for a breakdown of all other compensation. The Company has determined that the amounts of prerequisites and other personal benefits paid to each of the named executive officers does not exceed $10,000.

All other compensation consisted of the following during 2013:

Name	Unused Vacation Pay	Tax Qualified Deferred Compensation Plan	Car Allowance	Other	Total
Jan F. Salit	$20,433	$24,629	$6,600	$-	$51,662
Barry N. Berlin	16,827	24,629	6,600	649	48,706

Grants of Plan-Based Awards in 2013

The following table provides information concerning each grant of restricted shares and each grant of share options made to our named executive officers pursuant to our 2005 Equity Incentive Plan during 2013.

Name	Grant Date	All Other Share Awards: Number of Shares or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Share and Option Awards ($) (2)
Jan F. Salit	3/14/13	3,333	$-	$-	$24,064
Barry N. Berlin	3/14/13	3,333	-	-	24,064

(1)

Represents a grant of restricted shares to the named executive officers in the amount specified. The terms of these restricted share awards are described below in the section entitled “Equity Incentive Plan Compensation.”

(2)

Represents the grant date fair value of the restricted shares or share options, as the case may be, for purposes of ASC Topic 718, Compensation-Stock Compensation. The grant date fair value of the restricted shares is based on the per share closing price of our common shares on March 14, 2013, which was $7.22.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, dated December 11, 2012, for employment terms that extend until the earlier of (1) the named executive officer’s 70th birthday, or (2) December 31, 2015 (the “Term”). The Term of the employment agreements are automatically extended for consecutive one-year periods unless either party provides written notice of non-renewal at least sixty (60) days prior to the end of the Term. Upon notice of non-renewal, the executive is due one year’s base salary at the minimum rate of base pay provided for in the contract, paid upon either the Company providing notice of non-renewal or the next anniversary date of the contract. Each of these employment agreements is substantially similar and provides for at least annual reviews by the Board of the base salaries contained therein, with a minimum annual base salary. The minimum annual base salaries are $425,000 and $350,000 for the Chief Executive Officer and Chief Financial Officer, respectively. In addition to base salary, the employment agreements provide for the following:

—

the opportunity to earn annual cash bonuses in amounts that may vary from year to year and that are based upon our performance and the performance of the executive, such bonuses to be awarded at the Board’s discretion; and

—	the same benefits and perquisites that our other officers and employees are entitled to receive.

The employment agreements authorize Messrs. Salit and Berlin to incur reasonable expenses for the promotion of our business. We will reimburse the executives for all such reasonable expenses incurred upon the presentation by each executive, from time to time, of an itemized account of such expenditures. The executives are entitled to such additional and other fringe benefits as the Board shall from time to time authorize, including but not limited to health insurance coverage for the executive and the executive’s spouse and dependent children, and a monthly automotive allowance of $550, which the executive is to use to obtain an automobile to be available for business purposes as needed. All operating expenses related to the automobile such as maintenance, insurance and fuel (excluding fuel for business-related travel) are the responsibility and expense of the executive.

Each employment agreement also contains severance provisions, which are discussed below in the section entitled “Potential Payments Upon Termination or Change in Control.” The employment agreements further provide that the Company will indemnify and hold the executive harmless from any loss for any corporate undertaking, as contemplated by the employment agreement, whereby a claim, allegation or cause of action shall be made against the executive in the performance of his contractual duties except for willful illegal misconduct. Such indemnification shall include but not be limited to reasonable costs incurred in defending the executive in his faithful performance of contractual duties.

In July 2013, following the execution of the merger agreement, CIM REIT proposed to each of Messrs. Salit and Berlin that the terms of their employment agreements then in effect be amended to incentivize them to remain with the Company following consummation of the merger. Following negotiations, Messrs. Salit and Berlin entered into amended and restated executive employment agreements (the “Restated Executive Employment Agreements”), which will become effective upon consummation of the merger and replace their existing executive employment agreements.

Under the Restated Executive Employment Agreements, each of Messrs. Salit and Berlin is entitled to a minimum annual salary of $425,000 and $350,000, respectively. The annual salary currently being paid to Messrs. Salit and Berlin is $450,000 and $375,000, respectively. The Board of Trust Managers may, in its discretion, increase the annual base salary and may also consider bonus compensation.

Under the Restated Executive Employment Agreements, if (1) in the case of Mr. Salit, the executive voluntarily resigns his employment no earlier than 12 months following the effective date of the agreement but no later than December 31, 2015 or, in the case of Mr. Berlin, the executive voluntarily resigns his employment on or before December 31, 2015 or (2) the Company terminates the executive’s employment without Cause on or before December 31, 2015, the executive will be entitled to receive compensation equal to 2.99 times the average of the last three years’ compensation calculated as of the termination date, based on the calculation methodology set forth in our definitive proxy statement for our 2013 annual meeting; provided, however, that the amount of any annual equity awards included in such calculation shall be capped at $25,000 per annum.

For purposes of the Restated Executive Employment Agreements, “Cause” means (1) the intentional, unapproved material misuse of corporate funds, (2) professional incompetence or (3) acts or omissions constituting gross negligence or willful misconduct of executive’s obligations or otherwise relating to the business of PMC Commercial.

In addition, to the extent an executive is employed by the Company on January 1, 2016 and such executive is not entitled to any disability, death or severance payments under the Restated Executive Employment Agreement, the executive would receive, in the case of Mr. Salit, 300,000 restricted share awards (as defined in our 2005 Equity Incentive Plan) and in the case of Mr. Berlin, 225,000 restricted share awards. Such restricted share awards would vest immediately upon grant.

Equity Incentive Plan Compensation

The restricted share awards made to our named executive officers on March 14, 2013 were granted under our 2005 Equity Incentive Plan. Under the terms of the restricted share awards, 6,666 restricted awards as detailed in Grants of Plan-Based Awards in 2013 table were granted to our named executive officers on March 14, 2013. One-third of the restricted shares were vested on the date of grant, one-third of the restricted shares will vest on March 14, 2014 and the remaining one-third of the restricted shares will vest on March 14, 2015 provided the recipient continues his employment with us through the applicable vesting dates. Our 2005 Equity Incentive Plan provides for the accelerated vesting of equity awards such as the restricted share awards in the event of a change in control. Accordingly, any unvested restricted shares will vest upon completion of the merger. These acceleration provisions are described below in the section of this proxy entitled “Potential Payments Upon Termination or Change in Control.” Dividends are payable on the restricted shares at the same rate and at the same time that dividends are paid to our shareholders.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the outstanding share option and restricted share awards held by our named executive officers as of December 31, 2013. Each equity grant is shown separately for each named executive officer.

	Option Awards			Share Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (3)
Jan F. Salit	-	-	-	1,111	(1)	$9,555
				2,222	(2)	19,109
Barry N. Berlin	-	-	-	1,111	(1)	9,555
				2,222	(2)	19,109

(1)

Represents awards of restricted shares made to each of the named executive officers indicated above on March 14, 2012 which will vest on March 14, 2014, provided the named executive officer is still employed with us on that date. The vesting of these restricted shares may be accelerated as described in the “Potential Payments Upon Termination or Change in Control” section below.

(2)

Represents awards of restricted shares made to each of the named executive officers indicated above on March 14, 2013. The vesting dates of these awards are described above in the narrative entitled “Equity Incentive Plan Compensation.”

(3)

Based on the per share closing market price of $8.60 of our common shares on December 31, 2013. The vesting of these restricted shares may be accelerated as described in the “Potential Payments Upon Termination or Change in Control” section below.

Option Exercises and Shares Vested in 2013

The following table sets forth, for each of our named executive officers, information regarding the value of restricted share awards that vested during the fiscal year ended December 31, 2013.

	Share Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($) (2)

Jan F. Salit	3,333	$23,986
Barry N. Berlin	3,333	23,986

(1)    Based on the following awards: (a) 1,111 restricted shares granted on March 14, 2011 which vested on March 14, 2013, (b) 1,111 restricted shares granted on March 9, 2012 which vested on March 9, 2013 and (c) 1,111 restricted shares granted March 14, 2013 which vested immediately. The per share market price of the restricted shares were $7.15 on March 9, 2013 and $7.22 on March 14, 2013.

(2)    Calculated as the aggregate market value on the date of vesting of the restricted shares with respect to which restrictions lapsed (or restricted shares became vested) during 2013 (calculated before payment of any applicable withholding or other income taxes).

Pension Benefits

We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our named executive officers.

Non-qualified Deferred Compensation

We do not have any non-qualified deferred compensation plans or arrangements in which our named executive officers participate.

Potential Payments Upon Termination or Change in Control

The Company has entered into employment agreements with each of our named executive officers that contain the following terms and provisions:

—

Cause. The Company cannot terminate the employment agreements except for: (1) the intentional, unapproved material misuse of corporate funds; (2) professional incompetence or (3) willful neglect of duties or responsibilities in either case not otherwise related to or triggered by the occurrence of any event or events described in the other employment agreement items detailed in this section.

—

Death. If the named executive officer dies during the term of employment and has not attained the age of seventy years, the Company or any third person insurance provided by the Company, through a coordination of benefits, shall pay the estate of the named executive officer a death benefit equal to two times the named executive officer’s current annual base salary at the time of death. In the event the named executive officer’s estate receives death benefits payable under any group life insurance policy issued to the Company, the Company’s liability will be reduced by the amount of the death benefit paid under such policy, so amounts actually paid could be less than those shown in the table below. The Company shall pay any remaining death benefits to the estate of the named executive officer over the course of 12 months in the same manner and under the same terms as the named executive officer would have been paid if he had still been working for the Company. In addition, no later than one month from the date of death, the estate of the named executive officer will be paid any accumulated vacation pay.

—

Disability. If unable to perform services for the Company by reason of illness or total incapacity, based on standards similar to those utilized by the U.S. Social Security Administration, the named executive officer shall receive his total annual compensation for one year of total incapacity through coordination of benefits with any existing disability insurance program provided by the Company (a reduction in salary by that amount paid by any Company provided insurance). Should the named executive officer be totally incapacitated beyond a one-year period, so that he is not able to devote full time to his employment with the Company, then the employment agreement shall terminate.

—

Constructive Discharge. The named executive officers will incur a constructive discharge upon the occurrence of any of the following: (1) a named executive officer’s base salary is reduced below the “Minimum Rate” (as defined in the “Employment Agreement” section above), (2) a material reduction in a named executive officer’s job function, authority, duties or responsibilities, or other similar change deteriorating the executive’s working conditions that violates the spirit of the employment agreement, (3) a required relocation to a location more than 35 miles from the named executive officer’s job location at the time of the employment agreements’ execution, or excessive travel in comparison to other executives in similar situations or (4) any breach of the employment agreement that is not cured within 14 days following a written notice to the Company describing the situation. If the named executive officer’s job responsibilities are substantially modified as a result of one of the previous conditions, the named executive officer could resign and be entitled to be paid the Constructive Discharge Settlement in an amount equal to 2.99 times the average of the last three years compensation. All amounts payable due to a constructive discharge shall be paid to the named executive officer in a lump sum cash payment in accordance with the terms of the employment agreement.

—

Change in Control. If (1) there is a Change in Control (hereinafter defined) during a named executive’s employment period, and within 12 months following the Change in Control, the Company (or its successor) terminates the named executive’s employment without Cause as described above or the named executive terminates his employment due to Constructive Discharge as described above, (2) the Company terminates the named executive’s employment without Cause while the Company is negotiating a transaction that reasonably could result in a Change in Control or (3) the Company terminates the named executive’s employment without Cause and a Change in Control occurs within three (3) months following the date the named executive is terminated, the named executive shall be entitled to receive compensation equal to 2.99 times the average of the last three years’ compensation paid. All amounts payable due to a Change in Control shall be paid to the named executive officer in a lump sum cash payment in accordance with the terms of the employment agreement.

A change in control (a “Change in Control”) would be deemed to occur as a result of:

—

the ownership or acquisition (whether by a merger or otherwise) by any “Person” (as defined in the employment agreement), in a single transaction or a series of related or unrelated transactions, of beneficial ownership of more than fifty percent (50%) of the Company’s then outstanding voting securities;

—

the merger or consolidation of the Company with or into any other Person, if, immediately following the effectiveness of such merger or consolidation, Person(s) who did not beneficially own then outstanding voting securities immediately before the effectiveness of such merger or consolidation directly or indirectly beneficially own more than fifty percent (50%) of the outstanding shares of voting stock of the surviving entity of such merger or consolidation;

—	any one or a series of related sales or conveyances to any Person(s) (including a liquidation) of all or substantially all of the assets of the Company;

—	the complete liquidation or dissolution of the Company; or

—

Incumbent Trust Managers cease to be a majority of the members of the Board where an “Incumbent Trust Manager” is (1) an individual who is a member of the Board on the date of the employment agreement or (2) any new trust manager whose appointment by the Board was approved by a majority of the persons who were already incumbent trust managers at the time of such appointment, election or approval, other than any individual who assumes office initially as a result of an actual or threatened election contest with respect to the election or removal of trust managers or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board or as a result of an agreement to avoid or settle such a contest or solicitation.

Each of the employment agreements also contains a provision governing the disclosure of information. The named executive officers are prevented, both during and following the term of the employment agreement, from disclosing information on the operating procedures or service techniques of the Company, the Company’s customer lists, or similar valuable and unique Company information. The breach or threatened breach by the named executive officer of this obligation will result in the Company being entitled to an injunction restraining such breach, and the Company may also seek the recovery of damages from the named executive officer.

The equity awards that are granted to each of our named executive officers are not governed by the employment agreements, but rather through our 2005 Equity Incentive Plan and the accompanying award agreements for each grant. Our 2005 Equity Incentive Plan provides that upon either (1) the dissolution or liquidation of the Company; (2) a sale of the Company’s assets; (3) a merger, consolidation or reorganization where the outstanding shares are converted into or exchanged for a different kind of securities of the successor entity and the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the successor entity immediately upon completion of such transaction, or (4) the sale of all the Company’s shares to an unrelated party, all unvested share options and restricted shares shall receive accelerated vesting. Each of the current named executive officers held unvested restricted shares at December 31, 2013. Accordingly, any unvested restricted shares will vest upon completion of the merger. The value of these unvested restricted shares is included in the table below for the acceleration of equity awards.

The following table sets forth the amount of the Company’s payment obligation if each of our named executive officers incurred a termination on December 31, 2013 as a result of the applicable scenario. All vacation days are assumed to have been taken, and all reasonable business expenses are assumed to have been previously reimbursed for purposes of the following table. Each of the amounts in the table is the Company’s best estimate of the amounts that our executives would receive upon a termination or a change in control, but the precise amount would not be determinable until an actual termination occurred.

Name	Death (1)	Disability (2)	Constructive Discharge (3)	Change in Control/ Employment Agreement (4)

Jan F. Salit	$900,000	$651,000	$1,546,000	$1,574,000
Barry N. Berlin	750,000	548,000	1,441,000	1,470,000

(1)	Amounts in this column approximate two times the annual base salary of each of the current named executive officers effective as of January 1, 2014.
(2)	Amounts in this column approximate the amount reported above in the “Total” column of the “Summary Compensation Table” with respect to the year ended December 31, 2013.
(3)

The amounts shown in this column are based upon the product of the three-year average total annual compensation and 2.99. Total annual compensation with respect to the calendar years ended December 31, 2013, 2012 and 2011 are reported above in the “Total” column of the “Summary Compensation Table.”

(4)

Includes the compensation due for Constructive Discharge plus the accelerated vesting of the 3,333 unvested restricted shares held by each of Messrs. Salit and Berlin as of December 31, 2013 pursuant to the 2005 Equity Incentive Plan upon a change in control transaction. Values were calculated based on a per share closing market price of $8.60 on December 31, 2013.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of members of the Board who are neither former nor current officers or employees of the Company or any of its subsidiaries. The Compensation Committee of the Board for 2013 consisted of Mr. Barry A. Imber (chairman) and Mr. Nathan G. Cohen.

No member of the Compensation Committee has any interlocking relationship with any other company that requires disclosure under this heading. No executive officer of the Company served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or of the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon that review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Barry A. Imber, Chair

Nathan G. Cohen

Compensation Policies and Practices In Relation to Risk Management

Each year, the Compensation Committee conducts an analysis of the Company’s compensation practices and policies to determine whether such policies and practices encourage imprudent risk taking by our executive officers and employees in an effort to maximize their compensation. In 2013, the Compensation Committee determined that the Company’s compensation policies and practices do not encourage improper risk taking. In making such determination, the committee considered:

—

A portion of the Company’s annual incentive compensation is equity-based long-term compensation that vests over a period of two years. This vesting period encourages officers to focus on sustaining our long-term performance. These grants are made annually, so officers always have unvested awards that could decrease significantly in value if our business is not managed for the long-term.

—

The Company does not offer significant short-term incentives to its officers or employees that might incentivize excessive risk taking at the expense of long-term company value. While commissions are paid to our business development officers as part of their compensation packages, payment of the full commission is contingent upon certain criteria being satisfied. Management believes that these commissions are also a smaller percentage of total compensation than commissions paid by certain other lenders.

—

As discussed above, the Compensation Committee’s general philosophy is based on consistency, which results in less significant increases or decreases in the amount of compensation paid from year-to-year and lessens the immediate effect of the Company’s performance on executive compensation from year-to-year, which encourages long-term sustained performance and does not encourage excessive risk taking motivated by short-term performance.

The Company’s compensation policies and practices have been evaluated to make sure they do not encourage our officers and employees to take risks that are not in our long-term best interest. Based upon this review, the Compensation Committee believes that its compensation policies and practices achieve a balance between compensating the Company’s officers and employees for their performance while minimizing excessive risk taking.

Trust Manager Compensation

The Company uses a combination of cash and share-based compensation to attract and retain qualified candidates to serve on the Board. In setting Board compensation, the Board considers, among other things, the substantial time commitment on the part of trust managers in fulfilling their duties as well as the skill level it requires of trust managers. In addition, the non-employee trust managers are reimbursed by the Company for their expenses related to attending board or committee meetings.

As of December 31, 2013, our non-employee trust managers were compensated according to the following schedule:

Annual Board retainer	$35,000
Fee for each quarterly Board meeting attended	1,500
Fee for each other Board meeting attended	1,000
Annual audit committee chairman retainer	8,000
Annual compensation committee and nominating committee chairman retainer	3,000
Annual audit committee member retainer	4,800
Fee for each committee meeting attended	1,000
Fee for each special committee meeting attended	2,500
Special committee chairman retainer	5,000
Fee for each independent trust manager meeting attended	1,000

During 2013, the annual Board retainer, annual audit committee chairman retainer and annual audit committee member retainer were paid quarterly.

In addition, our 2005 Equity Incentive Plan allows for the issuance of share awards at the discretion of the Compensation Committee in accordance with the plan. All share awards granted to the non-employee trust managers vested immediately.

Compensation for the non-employee trust managers for the year ended December 31, 2013 was as follows:

Name	Fees Earned or Paid in Cash	Share Awards	Total

Nathan G. Cohen *	$63,050	-	$63,050
Barry A. Imber *	61,050	-	61,050
Martha Rosemore Morrow	41,250	-	41,250
Irving Munn * (1)	14,400	-	14,400

* Independent Director (1) Resigned effective June 17, 2013

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Shares That May Be Issued Under Existing Equity Compensation Plans

The following table provides information at December 31, 2013 with respect to our common shares, either options or restricted shares, that may be issued under existing equity compensation plans, all of which have been approved by shareholders.

	(a)	(b)	(c)

Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuances under equity compensation plans (excluding shares reflected in column (a))

Equity incentive plans	98,500	$8.29	224,584

Trust Managers and Executive Officers

The following table sets forth certain information regarding the beneficial ownership of our common shares as of February 15, 2014 by (1) all current trust managers, (2) each current named executive officer and (3) all current trust managers and current executive officers as a group. Unless otherwise indicated, the common shares listed in the table are owned directly by the individual, or by both the individual and the individual’s spouse. Except as otherwise noted, the individual had sole voting and investment power as common shares shown or, the voting power is shared with the individual’s spouse. All individuals set forth below have the same principal business address as the Company.

Name	Common Shares Owned Beneficially	Percent of Common Shares Owned Beneficially

Jan F. Salit (1)	34,336	*
Barry N. Berlin (2)	37,710	*
Martha Rosemore Morrow (3)	360,377	3.4%
Barry A. Imber (4)	33,580	*
Nathan G. Cohen (5)	15,770	*
Trust Managers and Executive Officers as a group (5 persons)	481,773	4.5%

*     Less than 1%.

(1)  Includes 612 common shares held in an IRA and 3,333 restricted shares.

(2)  Includes 211 common shares held in the name of his child and 6,823 common shares held jointly with his spouse and 3,333 restricted shares.

(3)  Includes 77,495 common shares held in an IRA, 14,171 common shares held in a trust for the benefit of Dr. Morrow and 16,909 common shares held beneficially. All remaining common shares are held by a partnership of which Dr. Morrow is the sole manager.

(4)  Includes 3,274 common shares held in an IRA for the benefit of his child and 1,202 common shares held in an IRA.

(5)  Includes 1,700 common shares held in the name of his spouse.

Owners of More than 5% of Our Common Shares

The following table sets forth certain information regarding the beneficial ownership of our Shares as of February 15, 2014 by each person known by us to own beneficially more than 5% of our outstanding Shares.

Name and Address of Beneficial Owner	Common Shares Owned Beneficially	Percent of Common Shares Owned Beneficially

REIT Redux LP (1)	581,140	5.50%
14901 Quorum Drive Suite 900
Dallas, Texas 75254

Hoak Public Equities, L.P. (2)	776,357	7.33%
3963 Maple Avenue Suite 450
Dallas, Texas 75219

(1)    On April 1, 2013, REIT Redux LP filed a Schedule 13D reporting beneficial ownership as of March 22, 2013, of 582,085 Shares. On February 11, 2014, REIT Redux LP filed Amendment No. 5 to Schedule 13D reporting beneficial ownership as of January 29, 2014 of 581,140 Shares. The securities reported on Amendment No. 5 to Schedule 13D are beneficially owned by eight reporting persons. According to Amendment No. 5 to Schedule 13D, there are agreements between the reporting persons, legal or otherwise, concerning the voting or dispositive power at this time between Robert J. Stetson and REIT Redux LP as stated below. According to Amendment No. 5 to Schedule 13D, in addition to their respective direct holdings, Robert J. Stetson may be deemed to beneficially own the 107,935 Shares held by REIT Redux LP by virtue of his position as President of REIT Redux LLC, the general partner of REIT Redux LP, that has the power to vote and dispose of such shares; Lonnie B. Whatley III may be deemed to beneficially own the 65,418 Shares held by B.T. Interest, Ltd. and the 39,212 Shares held by Lonnie & Rosalie Whatley Family LLC as a result of his power to vote and dispose of such Shares; and David West may be deemed to beneficially own the 65,350 Shares held by West Partners L.P. and the 22,857 Shares held by the David Martin West Asset Trust as a result of his power to vote and dispose of such Shares.

(2)    On April 16, 2013, Hoak Public Equities, L.P. filed a Schedule 13D reporting beneficial ownership as of April 12, 2013, of 545,000 Shares. On February 5, 2014, Hoak Public Equities, L.P., filed Amendment No. 4 to Schedule 13D reporting beneficial ownership as of February 4, 2014 of 776,357 Shares. The securities reported on Amendment No. 4 to Schedule 13D are beneficially owned by six reporting persons. According to Amendment No. 4 to Schedule 13D, the reporting persons have shared voting and dispositive power with respect to 580,000 Shares. One reporting person has sole voting and dispositive power with respect to 196,357 Shares. According to Amendment No. 4 to Schedule 13D, J. Hale Hoak, together with Hoak Public Equities, L.P., Hoak Income Opportunity Fund, L.P., Hoak Fund Management, L.P, Hoak & Co. and James M. Hoak, has shared voting and dispositive power with respect to 580,000 Shares; James M. Hoak has the sole voting and dispositive power with respect to 196,357 Shares.

Change in Control

As discussed in Item 1. Business, above, we have entered into a merger agreement with CIM REIT. We expect the merger to be completed prior to March 31, 2014. The consummation of the merger will result in a change of control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2013, pursuant to a separation agreement that we entered into during the fourth quarter of 2012, we paid $1,744,197 of severance to our former Chief Executive Officer, Lance B. Rosemore, who is the brother of one of our trust managers, Dr. Martha Rosemore Morrow.

Review, Approval and Ratification of Transactions with Related Persons

The Board has adopted the following written related person transaction policy:

A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $5,000, and in which a related person had, has or will have a direct or indirect material interest.

A “Related Person” is:

Any person who was in any of the following categories during the applicable period:

—	a trust manager or nominee for trust manager;
—	any executive officer; or
—

any immediate family member of a trust manager or executive officer, or of any nominee for trust manager, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the trust manager, executive officer, or nominee for trust manager and any person (other than a tenant or employee) sharing the household of such security holder.

Any person who was in any of the following categories when a transaction in which such person had a direct or indirect material interest occurred or existed:

—	any person who is known to the Company to be the beneficial owner of more than 5% of the Shares; and
—

any immediate family member of any such security holder, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such security holder and any person (other than a tenant or employee) sharing the household of such security holder.

A person who has a position or relationship within a firm, corporation or other entity that engages in a transaction with the Company will not be deemed to have an “indirect material interest” within the meaning of “Related Person Transaction” when:

The interest arises only:

—	from such person’s position as a director of another corporation or organization that is a party to the transaction; or
—

from the direct or indirect ownership by such person and all other persons specified in the definition of “Related Person” in the aggregate of less than 10% equity interest in another person (other than a partnership) which is a party to the transaction; or

—	from both such position and ownership; or
—

from such person’s position as a limited partner in a partnership in which the person and all other persons specified in the definition of “Related Person” have an interest of less than 10%, and the person is not a general partner of and does not hold another position in the partnership.

Each of the Company’s executive officers is encouraged to help identify any potential Related Person Transaction.

As part of the Company’s efforts to identify potential Related Person Transactions, the Company’s customary Trust Managers’ and Executive Officers’ Questionnaires will request information regarding potential Related Person Transactions, and the following information to identify affiliations of such persons:

—	a list of entities for which the trust manager or trust manager nominee is an employee, director or executive officer;
—	a list of entities for which the executive officer is a director;
—	each entity where an immediate family member of the trust manager, the trust manager nominee or an executive officer is an executive officer;
—

each firm, corporation or other entity in which the trust manager, trust manager nominee or an immediate family member of the trust manager or trust manager nominee is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest;

—

each firm, corporation or other entity in which the executive officer or an immediate family member is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest;

—

each charitable or non-profit organization where the trust manager, trust manager nominee or an immediate family member of the trust manager or trust manager nominee is an employee, executive officer, director or trustee; and

—	each charitable or non-profit organization where the executive officer or an immediate family member is an employee, executive officer, director or trustee.

If a new Related Person Transaction is identified, it will initially be brought to the attention of the Chief Financial Officer, who will then prepare a recommendation to the Board and/or a committee thereof regarding whether the proposed transaction is reasonable and fair to the Company.

A committee comprised solely of independent trust managers, who are also independent of the Related Person Transaction in question, will determine whether to approve a Related Person Transaction. In general, the committee will only approve or ratify a Related Person Transaction if it determines that the Related Person Transaction is reasonable and fair to the Company. In making its determination, the committee may consider, among other things, the recommendation of the individuals directly involved in the transaction and the recommendation of the Chief Financial Officer.

Independence of Trust Managers

Pursuant to the Company’s Corporate Governance Guidelines, which require that a majority of our trust managers be independent within the meaning of the NYSE MKT corporate governance standards, the Board undertook a review of the independence of the Company’s trust managers. In making independence determinations, the Board observes all criteria for independence established by the SEC, the NYSE MKT and other governing laws and regulations. During this review, the Board considered transactions and relationships between each trust manager or any member of his or her immediate family and the Company, including (if applicable) those reported under “Related Person Transactions.” As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the trust manager is independent.

As a result of this review, the Board affirmatively determined that all of the trust managers (including Irving Munn, who resigned on June 17, 2013) are independent of the Company and its management with the exception of the management member of the Board, Mr. Jan F. Salit and Dr. Martha Rosemore Morrow, sister of Lance B. Rosemore, the Company’s former Chief Executive Officer.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

Aggregate fees billed to the Company for the years ended December 31, 2013 and 2012 by the Company’s principal accounting firm, PricewaterhouseCoopers LLP, were as follows:

	2013	2012
Audit fees (1)	$943,320	$657,500
Non-Audit Related Fees (2)	143,000	513,000
Tax Fees (3)	93,800	85,400
All Other Fees	2,000	2,000

Total	$1,182,120	$1,257,900

(1)

Audit fees consisted of professional services performed in connection with (i) the audit of the Company’s annual financial statements and internal control over financial reporting, (ii) the review of financial statements included in its quarterly reports on Form 10-Q and (iii) procedures related to consents and assistance with and review of documents filed with the SEC.

(2)

During 2013, consisted of due diligence fees incurred in connection with the Company’s evaluation of the potential merger with CIM REIT. During 2012, consisted of due diligence fees incurred in connection with the Company’s evaluation of strategic alternatives.

(3)	Tax fees consisted principally of assistance with matters related to tax compliance, tax planning, tax advice and the performance of a transfer pricing analysis.

Pre-Approval Policies

The Company’s Audit Committee, pursuant to its exclusive authority, has reviewed and approved the Company’s engagement of PricewaterhouseCoopers LLP as its independent registered public accounting firm, and the incurrence of all of the fees described above, for 2013. The Audit Committee has adopted Pre-Approval Policies for all other services PricewaterhouseCoopers LLP may perform for the Company. The Pre-Approval Policies detail with specificity the services that are authorized within each of the above-described categories of services and provide for aggregate maximum dollar amounts for such pre-approved services. Any additional services not described or otherwise exceeding the maximum dollar amounts prescribed by the Pre-Approval Policies will require the further advance review and approval of the Audit Committee. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair the independent registered public accounting firm’s independence. The Audit Committee has delegated the authority to grant any such additional required approval to its Chairman between meetings of the Audit Committee, provided that the Chairman reports the details of the exercise of any such delegated authority at the next meeting of the Audit Committee.

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

Dated March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAN F. SALIT	Chairman of the Board of Trust	March 10, 2014
Jan F. Salit	Managers, President, Chief
Executive Officer and
Secretary (Principal
Executive Officer)

/s/ BARRY N. BERLIN	Chief Financial Officer and	March 10, 2014
Barry N. Berlin	Executive Vice President
(Principal Financial and
Principal Accounting Officer)

/s/ NATHAN COHEN	Trust Manager	March 10, 2014
Nathan Cohen

/s/ DR. MARTHA ROSEMORE MORROW	Trust Manager	March 10, 2014
Dr. Martha Rosemore Morrow

/s/ BARRY A. IMBER	Trust Manager	March 10, 2014
Barry A. Imber

PMC COMMERCIAL TRUST AND SUBSIDIARIES

FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trust Managers of

PMC Commercial Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of PMC Commercial Trust (the “Company”) and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2014

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012

ASSETS
Loans receivable, net:
Commercial mortgage loans receivable	$116,175	$125,515
SBIC commercial mortgage loans receivable	52,515	47,153
SBA 7(a) loans receivable, subject to secured borrowings	37,839	38,349
SBA 7(a) loans receivable	30,060	27,974

Loans receivable, net	236,589	238,991
Cash and cash equivalents	7,981	1,230
Other assets	8,840	7,486

Total assets	$253,410	$247,707

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured borrowings - government guaranteed loans	$40,427	$41,008
SBIC debentures payable	27,500	17,190
Junior subordinated notes	27,070	27,070
Revolving credit facility	14,400	11,900

Debt	109,397	97,168
Borrower advances	3,578	5,942
Accounts payable and accrued expenses	3,036	4,078
Dividends payable	1,347	1,293

Total liabilities	117,358	108,481

Commitments and contingencies

Beneficiaries’ equity:
Common shares of beneficial interest; authorized 100,000,000 shares of $0.01 par value; 11,132,549 and 11,125,883 shares issued at December 31, 2013 and 2012, respectively; 10,596,220 and 10,589,554 shares outstanding at December 31, 2013 and 2012, respectively	111	111
Additional paid-in capital	153,121	153,072
Net unrealized appreciation of retained interests in transferred assets	287	278
Cumulative net income	175,984	173,917
Cumulative dividends	(189,450)	(184,151)

Beneficiaries’ equity before treasury stock	140,053	143,227

Less: Treasury stock; at cost, 536,329 shares at December 31, 2013 and 2012	(4,901)	(4,901)

Total beneficiaries’ equity	135,152	138,326

Noncontrolling interests - cumulative preferred stock of subsidiary	900	900

Total equity	136,052	139,226

Total liabilities and equity	$253,410	$247,707

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Interest income	$14,045	$13,896	$13,571
Premium income	2,468	1,889	1,450
Other income	1,392	1,280	1,055

Total revenues	17,905	17,065	16,076

Expenses:
Salaries and related benefits	4,300	4,273	4,329
Interest	3,350	3,538	3,693
Transaction costs	2,789	-	-
General and administrative	2,603	2,127	2,010
Provision for loan losses, net	1,237	1,934	460
Strategic alternatives	-	3,870	778
Severance and related benefits	-	2,114	-

Total expenses	14,279	17,856	11,270

Income (loss) before income tax provision and discontinued operations, net of tax	3,626	(791)	4,806

Income tax provision	(1,212)	(565)	(114)

Income (loss) from continuing operations	2,414	(1,356)	4,692

Discontinued operations, net of tax	(347)	(823)	(1,045)

Net income (loss)	$2,067	$(2,179)	$3,647

Weighted average shares outstanding:
Basic	10,595	10,585	10,570

Diluted	10,597	10,585	10,584

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.13)	$0.44
Discontinued operations, net of tax	(0.03)	(0.08)	(0.10)

Net income (loss)	$0.20	$(0.21)	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net income (loss)	$2,067	$(2,179)	$3,647

Change in unrealized appreciation of retained interests in transferred assets:

Net unrealized appreciation (depreciation) arising during period	109	(5)	223
Realized gains included in net income (loss)	(100)	(111)	(105)

Change in net unrealized appreciation of retained interests in transferred assets	9	(116)	118

Comprehensive income (loss)	$2,076	$(2,295)	$3,765

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except share and per share data)

	Common Shares of Beneficial Interest Outstanding	Par Value	Additional Paid-in Capital	Net Unrealized Appreciation of Retained Interests in Transferred Assets	Cumulative Net Income	Cumulative Dividends	Treasury Stock	Cumulative Preferred Stock of Subsidiary	Total Equity
Balances, January 1, 2011	10,559,554	$111	$152,756	$276	$172,449	$(171,031)	$(4,901)	$900	$150,560

Net unrealized appreciation	-	-	-	118	-	-	-	-	118
Share-based compensation expense	15,000	-	178	-	-	-	-	-	178
Dividends ($0.64 per share)	-	-	-	-	-	(6,767)	-	-	(6,767)
Net income	-	-	-	-	3,647	-	-	-	3,647

Balances, December 31, 2011	10,574,554	111	152,934	394	176,096	(177,798)	(4,901)	900	147,736

Net unrealized depreciation	-	-	-	(116)	-	-	-	-	(116)
Share-based compensation expense	15,000	-	138	-	-	-	-	-	138
Dividends ($0.60 per share)	-	-	-	-	-	(6,353)	-	-	(6,353)
Net loss	-	-	-	-	(2,179)	-	-	-	(2,179)

Balances, December 31, 2012	10,589,554	111	153,072	278	173,917	(184,151)	(4,901)	900	139,226

Net unrealized appreciation	-	-	-	9	-	-	-	-	9
Share-based compensation expense	6,666	-	49	-	-	-	-	-	49
Dividends ($0.50 per share)	-	-	-	-	-	(5,299)	-	-	(5,299)
Net income	-	-	-	-	2,067	-	-	-	2,067

Balances, December 31, 2013	10,596,220	$111	$153,121	$287	$175,984	$(189,450)	$(4,901)	$900	$136,052

The accompanying notes are an integral part of these consolidated financial statements.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,067	$(2,179)	$3,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment losses	135	341	887
Net losses (gains) on sales of real estate	16	19	(532)
Deferred income taxes	155	(218)	(369)
Provision for loan losses, net	1,237	1,934	460
Allowance for accounts receivable	29	170	-
Unrealized premium adjustment	1,071	1,431	1,441
Amortization and accretion, net	(360)	(153)	(135)
Share-based compensation	49	138	178
Capitalized loan origination costs	(264)	(348)	(260)
Loans funded, held for sale	(24,722)	(26,125)	(26,350)
Proceeds from sale of guaranteed loans	23,687	18,473	15,774
Principal collected on loans	2,049	740	1,812
Loan fees remitted, net	(62)	(73)	(81)
Change in operating assets and liabilities:
Borrower advances	(2,364)	2,079	401
Accounts payable and accrued expenses	(1,012)	1,982	(639)
Other assets	(284)	14	(296)

Net cash provided by (used in) operating activities	1,427	(1,775)	(4,062)

Cash flows from investing activities:
Loans funded	(31,409)	(28,036)	(12,002)
Principal collected on loans receivable	26,512	27,822	19,661
Principal collected on retained interests in transferred assets	88	107	132
Purchase of furniture, fixtures, and equipment	(10)	(33)	(31)
Proceeds from sales of real estate owned, net	1,736	716	415
Proceeds from unconsolidated subsidiary	-	-	1,373
Release of restricted cash and cash equivalents, net	-	2,233	3,553

Net cash provided by (used in) investing activities	(3,083)	2,809	13,101

Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net	2,500	(5,900)	4,000
Proceeds from issuance of SBIC debentures	14,500	4,000	5,000
Payment of principal on SBIC debentures and structured notes payable	(4,190)	(5,265)	(16,893)
Proceeds from secured borrowings - government guaranteed loans	3,293	8,498	11,639
Payment of principal on secured borrowings - government guaranteed loans	(2,049)	(740)	(1,812)
Payment of borrowing costs	(402)	(147)	(326)
Payment of dividends	(5,245)	(6,752)	(6,787)

Net cash provided by (used in) financing activities	8,407	(6,306)	(5,179)

Net increase (decrease) in cash and cash equivalents	6,751	(5,272)	3,860

Cash and cash equivalents, beginning of year	1,230	6,502	2,642

Cash and cash equivalents, end of year	$7,981	$1,230	$6,502

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

During 2005, PMC Commercial issued notes payable (the “Junior Subordinated Notes”) of $27,070,000 due March 30, 2035 to a special purpose subsidiary deemed to be a VIE and recorded our investment in the VIE of $820,000. As a result, our exposure related to the Junior Subordinated Notes is $26,250,000. The Junior Subordinated Notes, included in our consolidated balance sheets, are subordinated to PMC Commercial’s existing debt. Since PMC Commercial is not considered to be the primary beneficiary, the VIE is not consolidated in PMC Commercial’s financial statements and the equity method is used to account for our investment in the VIE.

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

We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of principal and/or interest, non-payment or lack of timely payment of property taxes for an extended period of time, deterioration of the physical property (our collateral), insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan’s effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed values and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value. The property valuation takes into consideration current information on property values in general and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to outstanding loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history, general economic conditions and more specifically current trends in the limited service hospitality industry.

Real Estate Owned (“REO”)

REO consists of properties acquired by foreclosure in partial or total satisfaction of non-performing loans. REO acquired in satisfaction of a loan is recorded at estimated fair value less estimated costs to sell the property at the date of foreclosure. Any excess of the carrying value of the loan over the estimated fair value of the property less estimated costs to sell is charged-off to the loan loss reserve when title to the property is obtained. Any excess of the estimated fair value of the property less estimated costs to sell and the carrying value of the loan is recorded as gain on foreclosure within discontinued operations when title to the property is obtained. Subsequent to foreclosure, REO is valued at the lower of cost or market. We have a quarterly review process to identify and evaluate potential exposure to impairment losses on our REO. This evaluation uses management’s judgment of the estimated fair value of our REO. Adjustments to the carrying value are generally based on management’s assessment of the appraised value of the property, operating statistics to the extent available and/or discussions with potential purchasers and third-party brokers and are recorded as impairment losses in discontinued operations on our consolidated statements of income (loss). REO is included in other assets on our consolidated balance sheets.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium Income

We sell the government guaranteed portion of our SBA 7(a) Program loans to investors (“Secondary Market Loan Sales”). These government guaranteed portions may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) future servicing spread greater than 1% and no cash premium or (3) future servicing spread greater than 1% and a 10% cash premium. The government guaranteed portion of loans sold for a cash premium and the minimum 1% SBA required servicing spread are recorded as sales (i.e., we record premium income). Premium income represents the difference between the fair value attributable to the sale of the government guaranteed portion of a loan originated under the SBA 7(a) Program for a cash premium and the SBA required 1% servicing spread and the principal balance (cost) allocated to the loan.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense, included in general and administrative expenses on our consolidated income statements, was $145,000, $136,000 and $85,000 during 2013, 2012 and 2011, respectively.

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

We have established a policy on classification of penalties and interest related to audits of our Federal and state income tax returns. If incurred, our policy for recording interest and penalties associated with audits will be to record such items as a component of income (loss) before income tax provision and discontinued operations. Penalties, if incurred, will be recorded in general and administrative expense and interest paid or received will be recorded in interest expense or interest income, respectively, in the consolidated statements of income (loss).

Secondary Market Loan Sales

For loans originated under the SBA 7(a) Program upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the future servicing fees to be earned and the Retained Loan Discount are initially valued on a fair value basis. A servicing asset is recorded, included in other assets in our consolidated balance sheets, representing the valuation of the future servicing fees. The initial fair value of our servicing asset and Retained Loan Discount is determined based on estimates of the present value of future cash flows. This determination uses assumptions including the weighted average life of the underlying loan and a current discount rate. The discount rates used ranged from 11.7% to 12.4% during 2013 and from 11.6% to 12.1% during 2012. The weighted average life of the loan is typically assumed to be five years. No credit losses are assumed since the SBA has guaranteed the principal on these loans.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For cash flow presentation purposes, proceeds from the sales of the government guaranteed portions of our SBA 7(a) Program loans for cash premiums and the minimum 1% SBA required servicing spread are treated as operating activities. Proceeds from the sales of the government guaranteed portions of our SBA 7(a) Program loans for future servicing spreads greater than 1% and no cash premium or future servicing spreads greater than 1% and a 10% cash premium are treated as financing activities.

Earnings (Loss) per Share (“EPS”)

EPS is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted EPS includes the dilutive effect, if any, of share-based compensation awards.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Share-Based Compensation Plans

We have options outstanding and issue restricted shares under share-based compensation plans described more fully in Note 16. We use fair value recognition provisions to account for all awards granted, modified or settled.

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

Note 3. Merger:

On July 8, 2013, PMC Commercial entered into a merger agreement with CIM Urban REIT, LLC (“CIM REIT”) and subsidiaries of the respective parties. CIM REIT is a private commercial REIT. The merger and other transactions were unanimously approved by both PMC Commercial’s Board of Trust Managers and CIM REIT’s Director.

On February 11, 2014, PMC Commercial shareholders approved certain transactions contemplated by the merger agreement. The merger is anticipated to be completed no later than March 31, 2014 based upon the satisfaction or waiver of all conditions to the merger. Subsequent to completion of the merger, our Common Shares will be traded on the NASDAQ Global Market (symbol “PMCT”).

Pursuant to the merger agreement, an affiliate of CIM REIT will receive approximately 22.0 million newly-issued PMC Commercial Common Shares and approximately 65.0 million newly-issued PMC Commercial preferred shares of beneficial interest. Each preferred share will be convertible into seven Common Shares, resulting in the issuance of an aggregate of approximately 477.2 million Common Shares in the merger and other transactions after the conversion representing approximately 97.8% of PMC Commercial’s outstanding shares.

All Common Shares that were outstanding immediately prior to the transactions will remain outstanding following the merger and related transactions. In addition, PMC Commercial shareholders of record at the close of the business day prior to the closing of the transactions will receive a special cash dividend of $5.50 per Common Share plus that pro-rata portion of our regular quarterly cash dividend accrued through the closing date of the merger payable ten business days following the completion of the merger.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans Receivable, net:

Loans receivable, net, consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Commercial mortgage loans	$119,030	$128,401
SBIC commercial mortgage loans	52,848	47,621
SBA 7(a) loans, subject to secured borrowings	37,403	37,909
SBA 7(a) loans	30,325	28,196

Total loans receivable	239,606	242,127
Add/(deduct):
Deferred capitalized costs, net	267	277
Loan loss reserves	(3,284)	(3,413)

Loans receivable, net	$236,589	$238,991

Commercial mortgage loans

Represents the loans held by the parent company, PMC Commercial Trust.

SBIC commercial mortgage loans

Represents loans of our Small Business Investment Company (“SBIC”) subsidiaries.

SBA 7(a) loans, subject to secured borrowings

Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal; therefore, no loan loss reserves are recorded on the $37.4 million and $37.9 million, respectively, of government guaranteed portions of these SBA 7(a) loans included in loans receivable at December 31, 2013 and 2012.

SBA 7(a) loans

Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold. The balance is net of Retained Loans Discounts of $2.7 million and $2.1 million at December 31, 2013 and 2012, respectively.

Concentration Risks

We have certain concentrations of investments. Substantially all of our revenue is generated from loans collateralized by hospitality properties. At December 31, 2013, our loans were 95% concentrated in the hospitality industry. Any economic factors that negatively impact the hospitality industry, including recessions, depressed commercial real estate markets, travel restrictions, bankruptcies or other political or geopolitical events, could have a material adverse effect on our financial condition and results of operations.

At December 31, 2013 and 2012, 13% and 15%, respectively, of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2013 or 2012. A decline in economic conditions in any state in which we have a concentration of investments could have a material adverse effect on our financial condition and results of operations.

Aging

The following tables represent an aging of our Loans Receivable Subject To Credit Risk (loans receivable less SBA 7(a) loans, subject to secured borrowings, as the SBA has guaranteed payment of principal on these loans). Balances are prior to loan loss reserves and deferred capitalized costs, net.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$199,307	98.5%	$169,570	98.6%	$29,737	98.1%
Between 29 and 59 days delinquent (2)	1,556	0.8%	968	0.6%	588	1.9%
Between 60 and 89 days delinquent	-	-	-	-	-	-
Over 89 days delinquent (3)	1,340	0.7%	1,340	0.8%	-	-

	$202,203	100.0%	$171,878	100.0%	$30,325	100.0%

(1)	Includes $5.8 million of commercial mortgage loans classified as troubled debt restructurings which are current at December 31, 2013 based on revised note terms.
(2)	Includes a $1.0 million loan classified as a troubled debt restructuring.
(3)	Loan is classified as a troubled debt restructuring.

December 31, 2012
Category	Totals		Commercial Mortgage Loans		SBA 7(a) Loans
	(Dollars in thousands)
Current (1)	$198,282	97.1%	$170,429	96.8%	$27,853	98.8%
Between 29 and 59 days delinquent	2,824	1.4%	2,482	1.4%	342	1.2%
Between 60 and 89 days delinquent	1	-	-	-	1	-
Over 89 days delinquent (2)	3,111	1.5%	3,111	1.8%	-	-

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

(1)	Includes $7.6 million of commercial mortgage loans classified as troubled debt restructurings which were current at December 31, 2012 based on revised note terms.
(2)	Includes $2.3 million of loans classified as troubled debt restructurings.
(3)	Loans were classified as troubled debt restructurings.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has classified our Loans Receivable Subject To Credit Risk as follows (balances represent our investment in the loans prior to loan loss reserves and deferred capitalized costs, net):

	December 31, 2013
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$190,245	94.1%	$161,424	93.9%	$28,821	95.0%
OAEM	4,144	2.0%	3,862	2.2%	282	0.9%
Substandard	5,484	2.7%	4,284	2.5%	1,200	4.0%
Doubtful	2,330	1.2%	2,308	1.4%	22	0.1%

	$202,203	100.0%	$171,878	100.0%	$30,325	100.0%

	December 31, 2012
	Totals	%	Commercial Mortgage Loans	%	SBA 7(a) Loans	%
	(Dollars in thousands)
Satisfactory	$187,749	92.0%	$159,994	90.9%	$27,755	98.5%
OAEM	81	-	-	-	81	0.3%
Substandard	13,043	6.4%	12,917	7.3%	126	0.4%
Doubtful	3,345	1.6%	3,111	1.8%	234	0.8%

	$204,218	100.0%	$176,022	100.0%	$28,196	100.0%

Our provision for loan losses (excluding reductions and recoveries of loan losses) as a percentage of our weighted average Loans Receivable Subject To Credit Risk was 0.83% and 1.25% during 2013 and 2012, respectively. Whenever our borrowers experience significant operating difficulties and we are forced to liquidate the collateral underlying the loan, future losses may be substantial.

During the five-year period ended December 31, 2013, our aggregate provision for loan losses, net, was approximately $5.3 million or 53 basis points per year based on the five-year average of our Loans Receivable Subject To Credit Risk. Our total loan loss reserves as a percentage of our weighted average Loans Receivable Subject To Credit Risk were 1.62% at December 31, 2013.

The activity in our loan loss reserves was as follows:

	Year Ended December 31, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$3,413	$2,850	$563
Provision for loan losses	1,679	1,365	314
Reduction of loan losses	(442)	(438)	(4)
Principal balances written-off, net	(1,366)	(1,147)	(219)

Balance, end of year	$3,284	$2,630	$654

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Balance, beginning of year	$1,812	$1,329	$483
Provision for loan losses	2,505	2,219	286
Reduction of loan losses	(104)	(70)	(34)
Recoveries	(467)	(467)	-
Principal balances written-off	(333)	(161)	(172)

Balance, end of year	$3,413	$2,850	$563

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loan Data

Information on those loans considered to be impaired was as follows:

	At December 31, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$3,748	$3,725	$23
Impaired loans expected to be fully recoverable (1)	4,340	4,340	-

Total impaired loans (2)	$8,088	$8,065	$23

Loan loss reserves	$1,406	$1,385	$21

	At December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$10,927	$10,049	$878
Impaired loans expected to be fully recoverable (1)	2,244	2,123	121

Total impaired loans (3)	$13,171	$12,172	$999

Loan loss reserves	$1,535	$1,382	$153

	At December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Impaired loans requiring reserves (1)	$7,411	$7,027	$384
Impaired loans expected to be fully recoverable (1)	846	689	157

Total impaired loans (4)	$8,257	$7,716	$541

Loan loss reserves	$563	$372	$191

(1)	Balances represent our recorded investment including loans classified as troubled debt restructurings.
(2)

The unpaid principal balance of our impaired commercial mortgage loans was $8,534,000 at December 31, 2013. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $150,000 at December 31, 2013.

(3)

The unpaid principal balance of our impaired commercial mortgage loans was $12,704,000 at December 31, 2012. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $362,000 at December 31, 2012.

(4)

The unpaid principal balance of our impaired commercial mortgage loans was $7,940,000 at December 31, 2011. The unpaid principal balance of our impaired SBA 7(a) loans (excluding the government guaranteed portion) was $593,000 at December 31, 2011.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$11,121	$10,042	$1,079

Interest income on impaired loans	$388	$348	$40

	Year Ended December 31, 2012
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$9,895	$9,116	$779

Interest income on impaired loans	$372	$359	$13

	Year Ended December 31, 2011
	Total	Commercial Mortgage Loans	SBA 7(a) Loans
	(In thousands)
Average impaired loans	$8,176	$7,610	$566

Interest income on impaired loans	$290	$271	$19

Our recorded investment in Non-Accrual Loans at December 31, 2013 of $1,336,000 was comprised of one commercial mortgage loan. Our recorded investment in Non-Accrual Loans at December 31, 2012 of $5,768,000 was comprised of an $855,000 SBA 7(a) Program loan and $4,913,000 of commercial mortgage loans. Included within the non-accrual SBA 7(a) Program loan at December 31, 2012 was the government guaranteed portion of $634,000 (i.e., the loan had a related secured borrowing as it was sold as a hybrid) on which we had no credit loss exposure. We did not have any loans receivable past due 90 days or more which were accruing interest at December 31, 2013 or 2012.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detailed information on our troubled debt restructurings was as follows at December 31, 2013 and 2012:

	December 31, 2013
	Commercial Mortgage Loans
	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves	$3,716	$4,148
Troubled debt restructurings without reserves	4,334	4,386

Total troubled debt restructurings	$8,050	$8,534

Number of loans	6

Loan loss reserves	$1,385

	December 31, 2012
	Commercial Mortgage Loans		SBA 7(a) Loan
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Troubled debt restructurings requiring reserves (1)	$10,049	$10,531	$854	$846
Troubled debt restructurings without reserves	2,123	2,172	-	-

Total troubled debt restructurings	$12,172	$12,703	$854	$846

Number of loans	8		1

Loan loss reserves	$1,382		$130

(1)

The SBA 7(a) loan recorded investment and unpaid principal balance included the government guaranteed portion of $634,000 on which we had no credit loss exposure. This loan was no longer complying with its modified terms, including lack of required payments.

Our troubled debt restructurings include loans with a recorded investment at December 31, 2013 of $3.4 million which were modified voluntarily under agreements to allow extended interest only periods instead of the principal and interest payments required by the notes. In addition, loans with a recorded investment at December 31, 2013 of $2.7 million were modified involuntarily through Chapter 11 bankruptcy proceedings. The bankruptcy plans were confirmed with modified terms including interest only and amortization periods or modification of timing of payments combined with interest rate adjustments. Of our troubled debt restructurings, loans with a recorded investment of $5.1 million are no longer complying with their modified terms, including lack of required payments at December 31, 2013. A payment default is defined as a payment that becomes at least 30 days past due after the date the loan was restructured and/or non-payment or lack of timely payment of other loan related obligations such as real estate taxes.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Other Assets:

Other assets consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Servicing asset, net	$1,559	$1,261
Deferred borrowing costs, net	1,526	1,218
Deferred tax asset, net	1,471	1,626
Real estate owned	1,446	739
Investment in VIE	820	820
Interest receivable	718	620
Retained interests in transferred assets	694	773
Prepaid expenses and deposits	287	330
Other	319	99

	$8,840	$7,486

Note 6. Debt:

Information on our debt was as follows:

	At December 31,		Weighted Average Coupon Rate at December 31,
	2013	2012	2013	2012
	(Dollars in thousands, except footnotes)

Secured borrowings - government guaranteed loans:
Loans sold for a premium and excess spread - principal	$31,695	$32,062	4.03%	4.09%
Loans sold for a premium and excess spread - deferred premiums	3,024	3,099	-	-
Loans sold for excess spread	5,708	5,847	1.58%	1.58%

	40,427	41,008

Junior subordinated notes	27,070	27,070	3.50%	3.61%
Debentures payable	27,500	17,190	3.87%	4.47%
Revolving credit facility (1)	14,400	11,900	2.75%	2.30%

Debt	$109,397	$97,168

(1)

Proceeds on the revolving credit facility were $70,200,000, $48,300,000 and $41,800,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Repayments on the revolving credit facility were $67,700,000, $54,200,000 and $37,800,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Debentures payable

Debentures represent amounts due to the SBA and have semi-annual interest only payments until maturity. Our SBIC subsidiaries issued a total of $6.0 million of debentures in March 2013 at an interest rate of 2.35% plus an annual fee of 0.515% and a total of $8.5 million of debentures in August 2013 at an interest rate of 3.64% plus an annual fee of 0.76%. We repaid $4.2 million of debentures which matured on September 1, 2013. The debentures originally matured in 10 years and required semi-annual interest only payments until maturity. Our debentures were repaid during February 2014 using cash on hand and our revolving credit facility.

Revolving credit facility and new term note

PMC Commercial has a revolving credit facility with credit availability up to $40 million which matures on June 30, 2015. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or the 30-day LIBOR plus 2%. In addition, we are charged an unused fee equal to 37.5 basis points computed based on our daily available balance. The credit facility requires us to meet certain covenants. We have a minimum net worth covenant ($132.0 million) within our credit facility that may limit our ability to pay dividends. At December 31, 2013, we were in compliance with the covenants of this facility.

In March 2014, we executed a new term note in the principal amount of $30 million which matures six months from its effective date at an interest rate of LIBOR plus 2.50%. In addition, among other things, our revolving credit facility was modified to (1) decrease the credit availability to $25.0 million until the term note is repaid, (2) eliminate the net worth covenant, (3) permit CIM Urban Partners, L.P., the operating subsidiary of CIM REIT, to continue to operate in a manner consistent with its existing operations, and (4) add a covenant requiring an asset coverage test (eligible loans receivable) for balances outstanding under the revolving credit facility of 3.00 times.

Principal payments on, and estimated amortization of, our debt at December 31, 2013 was as follows:

		Secured Borrowings
Years Ending December 31,	Total	Principal (1)	Deferred Premiums (2)	All Other Debt (3)
	(In thousands)
2014	$1,295	$1,139	$156	$-
2015	19,735	1,179	156	18,400
2016	1,375	1,219	156	-
2017	1,419	1,263	156	-
2018	1,464	1,308	156	-
Thereafter	84,109	31,295	2,244	50,570

	$109,397	$37,403	$3,024	$68,970

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

(3)    Includes the revolving credit facility, junior subordinated notes and debentures payable. Represents maturity dates of this other debt; however, the $27.5 million of debentures were repaid early (without penalty) using cash on hand and our revolving credit facility.

During 2013, 2012 and 2011 interest paid was $3,500,000, $3,495,000, and $3,733,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Cumulative Preferred Stock of Subsidiary:

One of our SBICs has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) held by the SBA. Our SBIC is entitled to redeem, in whole or part, the 3% Preferred Stock by paying the par value ($3.0 million) of these securities plus dividends accumulated and unpaid on the date of redemption. The 3% Preferred Stock was valued at $900,000 when acquired in 2004. During February 2014, this 3% Preferred Stock was redeemed at par value using cash on hand and we recognized a loss of $2.1 million.

Dividends of $90,000 were recorded on the 3% Preferred Stock during 2013, 2012 and 2011 and are reflected in our consolidated statements of income as interest expense.

Note 8. EPS:

The computations of basic EPS are based on our weighted average shares outstanding. The weighted average number of Common Shares outstanding was 10,595,000, 10,585,000 and 10,570,000 for the years ended December 31, 2013, 2012 and 2011, respectively. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 2,000 and 14,000 shares during 2013 and 2011, respectively, for the dilutive effect of share options. No shares were added to the weighted average shares outstanding for purposes of calculating diluted earnings per share during 2012 as options were anti-dilutive.

Not included in the computation of diluted earnings per share were outstanding options to purchase 68,500, 112,500 and 81,000 Common Shares during 2013, 2012 and 2011, respectively, because the options’ exercise prices were greater than the average market price of the shares.

Note 9. Dividends Paid and Declared:

During 2013, our dividends were declared as follows:

Record Date	Date Paid	Amount Per Share
March 28, 2013	April 8, 2013	$0.125
June 28, 2013	July 8, 2013	0.125
September 30, 2013	October 7, 2013	0.125
December 31, 2013	January 6, 2014	0.125

		$0.500

During 2013, due primarily to payment of severance expenses and realized losses on our foreclosure properties, we had a taxable loss. Thus, our dividends were deemed returns of capital.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Other Income:

Other income consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Servicing income	$547	$499	$399
Prepayment fees	418	279	118
Loan related income	165	221	196
Income from retained interests in transferred assets	162	189	215
Other	100	92	127

	$1,392	$1,280	$1,055

Note 11. Severance and Related Benefits:

During 2012, we entered into a mutual separation agreement with our former Chief Executive Officer. We recorded severance and related benefits expense of $2,114,000 during 2012 in connection with this separation agreement. The severance and related benefits were fully paid during 2013.

Note 12. Income Taxes:

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles net income (loss) to REIT taxable income (loss):

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$2,067	$(2,179)	$3,647
Book/tax differences:
Gains related to real estate	(1,537)	-	(235)
Strategic alternatives	-	(678)	678
Impairment losses	116	300	804
Transaction costs	2,789	-	-
Severance accrual (payments)	(1,806)	1,777	(100)
Amortization and accretion	(100)	(188)	(68)
Loan valuation	(59)	1,403	184
Other, net	99	157	8

Subtotal	1,569	592	4,918
Adjustment for TRS net income, net of tax	(2,101)	(840)	(131)
Dividend distribution from TRS	-	-	1,000

REIT taxable income (loss)	$(532)	$(248)	$5,787

Distributions declared	$5,299	$6,353	$6,767

Basic weighted average common shares outstanding	10,595	10,585	10,570

Dividends per share for dividend reporting purposes were as follows:

	Years Ended December 31,
	2013		2012		2011
	Amount Per Share	Percent	Amount Per Share	Percent	Amount Per Share	Percent
Non-qualified dividends	$-	-	$-	-	$0.477	74.53%
Qualified dividends	-	-	-	-	0.095	14.78%
Non-taxable return of capital	0.500	100.00%	0.600	100.00%	0.068	10.69%

	$0.500	100.00%	$0.600	100.00%	$0.640	100.00%

During 2012 and 2013, due primarily to deductible expenses related to exploration of strategic alternatives and payment of severance costs, we had taxable losses. Thus, all dividends were deemed to be non-taxable returns of capital.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provision related to the TRS’s consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Federal:
Current provision	$1,041	$821	$483
Deferred provision (benefit)	171	(256)	(369)

Income tax provision	$1,212	$565	$114

In addition, income tax benefit of $31,000 and $115,000 for 2013 and 2012, respectively, is included in discontinued operations based on operating losses of the REO of our TRS’s.

The provision for income taxes results in effective tax rates that differ from Federal statutory rates of 34%. The reconciliation of TRS income tax attributable to income (loss) from continuing operations computed at Federal statutory rates to income tax provision was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes for TRS’s	$3,373	$1,628	$245

Expected Federal income tax provision	$1,147	$553	$83
Preferred dividend of subsidiary	31	31	31
Change in valuation allowance	28	-	-
Other adjustments	6	(19)	-

Income tax provision	$1,212	$565	$114

We have identified our Federal tax returns and our state returns in Texas as “major” tax jurisdictions. The periods subject to examination for our Federal tax returns and state returns in Texas are the 2010 through 2012 tax years. We believe that all income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our net deferred tax asset were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Secured borrowings - government guaranteed loans	$1,028	$1,054
Retained interests in transferred assets	359	387
Servicing asset	247	268
Net operating losses	28	25
Other	84	69

Total gross deferred tax assets	1,746	1,803
Valuation allowance	28	-

	1,718	1,803

Deferred tax liabilities:
Loans receivable	247	177

Total gross deferred tax liabilities	247	177

Deferred tax asset, net	$1,471	$1,626

The net operating loss carryforwards at December 31, 2013 were generated by a TRS and are available to offset future taxable income of this TRS. The net operating loss carryforwards expire from 2027 to 2032.

We paid $976,000, $617,000 and $612,000 in income taxes during 2013, 2012 and 2011, respectively.

Note 13. Discontinued Operations, Net of Tax:

Our discontinued operations consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net gains (losses) on sales of real estate	$(16)	$(15)	$532
Net operating losses	(227)	(582)	(690)
Impairment losses	(135)	(341)	(887)
Income tax benefit	31	115	-

Discontinued operations, net of tax	$(347)	$(823)	$(1,045)

Net gains (losses) on sales of real estate generally represents gains (losses) on the sale of properties and income recognition of previously unamortized gains.

Net operating losses relate to the operations and holding costs of our REO included in discontinued operations.

Impairment losses represent declines in the estimated fair value of our REO subsequent to initial valuation. Impairment losses during 2012 primarily relate to a retail establishment acquired in the third quarter of 2009 which experienced declines in its value. The property was sold during 2013. During 2011, our impairment losses are primarily related to a full service hospitality property which was sold during 2013.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, approximately $235,000, $247,000 and $234,000 was expensed during 2013, 2012 and 2011, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Trust Managers.

Note 16. Share-Based Compensation Plans:

At December 31, 2013, we had options outstanding under share-based compensation plans. The 2005 Equity Incentive Plan was approved by our shareholders on June 11, 2005 and permits the grant of options to our employees, executive officers and Board of Trust Managers and restricted shares to our executive officers and Board of Trust Managers for up to 500,000 Common Shares. We believe that these awards better align the interests of our employees, executive officers and Board of Trust Managers with those of our shareholders.

Option awards are granted with an exercise price equal to the market price of our Common Shares at the date of grant and vest immediately upon grant with five-year contractual terms. A summary of the status of our share options as of December 31, 2013, 2012 and 2011 and the changes during the years ended on those dates are as follows:

	2013		2012		2011
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding, January 1	112,500	$8.21	94,750	$9.09	90,750	$10.11
Granted	-	-	30,000	$7.80	27,000	$8.75
Expired	(14,000)	$7.65	(12,250)	$14.01	(23,000)	$12.72

Outstanding and exercisable, December 31	98,500	$8.29	112,500	$8.21	94,750	$9.09

Weighted-average fair value per share of stock options granted during the year	N/A		$0.40		$1.10

The market price of our Common Shares at December 31, 2013 is greater than certain of our share option exercise prices (71,500 shares). The intrinsic value of these share options outstanding and exercisable at December 31, 2013 was approximately $34,000.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011
Assumption:
Expected Term (years)	3.0	3.0
Risk-Free Interest Rate	0.39%	0.71%
Expected Dividend Yield	8.21%	7.31%
Expected Volatility	21.12%	33.58%
Forfeiture Rate	1.00%	2.00%

The expected term of the options represents the period of time that the options are expected to be outstanding and was determined based on our historical data. The risk-free rate was based on the 3-year U.S. Treasury rate corresponding to the expected term of the options. We used historical information to determine our expected volatility and forfeiture rates. We recorded compensation expense of $12,000 and $30,000 during 2012 and 2011, respectively, related to these option grants.

The following table summarizes information about share options outstanding at December 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$7.80	30,000	3.44	$7.80
$8.35 to $8.75	68,500	1.62	$8.51

$7.80 to $8.75	98,500	2.17	$8.29

A summary of our restricted shares as of December 31, 2013, 2012 and 2011 and the changes during the years ended on those dates are as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1	6,666	$7.75	11,031	$8.57	12,066	$8.35
Granted	6,666	$7.06	15,000	$7.45	15,000	$8.73
Vested	(6,666)	$7.74	(19,365)	$7.98	(16,035)	$8.55
Forfeited	-	-	-	-	-	-

Balance, December 31	6,666	$7.13	6,666	$7.75	11,031	$8.57

The restricted share awards generally vest based on two years of continuous service with one-third of the shares vesting immediately upon issuance of the shares and one-third vesting at the end of each of the next two years. Restricted share awards provide for accelerated vesting if there is a change in control (as defined in the plan). Compensation expense related to the restricted shares is being recognized over the vesting periods. We recorded compensation expense of $49,000, $126,000 and $148,000 during 2013, 2012 and 2011, respectively, related to our restricted share issuances. At December 31, 2013, there was $13,000 of total unrecognized compensation expense related to the restricted shares which will be recognized over the next two years. The estimated fair value of restricted shares vested during 2013 was $48,000.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Supplemental Disclosure of Cash Flow Information:

Our non-cash activities were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Reclassification from loans receivable to real estate owned	$3,641	$1,481	$409

Loans receivable originated to facilitate sales of real estate owned	$975	$1,225	$1,172

Reclassification from secured borrowings to loans receivable, net	$1,749	$-	$-

Note 18. Fair Values of Financial Instruments:

For impaired loans measured at fair value on a nonrecurring basis, the following table provides the estimated fair value of the related individual assets. We used Level 3 inputs to determine the estimated fair value of our impaired loans as follows:

	December 31,
	2013	2012
	(In thousands)
Impaired loans (1)	$6,682	$11,637

(1)

Represents carrying value determined based on management’s assessment of the estimated fair value of the collateral based on numerous factors including operating statistics to the extent available, appraised value of the collateral, tax assessed value and market environment.

Our retained interests in transferred assets (“Retained Interests”) are recorded at estimated fair value measured on a recurring basis using Level 3 inputs. In determining the estimated fair value of our Retained Interests, we use a present value technique with assumptions of prepayment tendencies and a current discount rate. The prepayment rate used was 15% at both December 31, 2013 and 2012. The discount rate used was 11.7% at both December 31, 2013 and 2012. No credit losses were assumed for our Retained Interests since the SBA has guaranteed the principal on these loans. The estimated fair value of our Retained Interests at December 31, 2013 and 2012 was $694,000 and $773,000, respectively.

For REO, our carrying value approximates the estimated fair value at the time of foreclosure and the lower of cost or market thereafter. We used Level 3 inputs to determine the estimated fair value of our REO. The carrying value of our REO is established at the time of foreclosure based upon management’s assessment of its fair value based on numerous factors including operating statistics to the extent available, the appraised value of the collateral, tax assessed value and market environment. The estimated fair value of our REO at December 31, 2013 and 2012 was $1,443,000 and $739,000, respectively.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the activity for our REO:

	Years Ended December 31,
	2013	2012
	(In thousands)
Value - beginning of year	$739	$1,259
Foreclosures	3,641	1,481
Cost of sales	(2,799)	(1,660)
Impairment losses	(135)	(341)

Value - end of year	$1,446	$739

The estimated fair values of those financial instruments which are not recorded at fair value on our consolidated balance sheets were as follows:

	December 31,
	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(In thousands)
Assets:
Loans Receivable Subject To Credit Risk	$198,750	$184,453	$200,642	$181,112	3
SBA 7(a) loans receivable, subject to secured borrowings	37,839	42,490	38,349	43,096	3

Liabilities:
SBIC debentures payable	27,500	25,790	17,190	18,027	3
Secured borrowings - government guaranteed loans	40,427	40,427	41,008	41,008	3
Revolving credit facility	14,400	14,400	11,900	11,900	3
Junior Subordinated Notes	27,070	25,197	27,070	22,592	3

Management’s estimation of the fair value of our financial instruments is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments and we utilize other methodologies to value them since there are no Level 1 or Level 2 determinations available. Level 3 inputs are unobservable inputs that are used to measure fair value when observable inputs are not available.

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

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on numerous factors including, but not limited to, the creditor’s payment history, collateral value, guarantor support, expected future cash flows and other factors. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

SBA 7(a) loans receivable, subject to secured borrowings: Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings – government guaranteed loans (a liability on our consolidated balance sheet – see below). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates taking into account the lack of credit risk and prepayment tendencies.

SBIC debentures payable and Junior Subordinated Notes: The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering market risks, current interest rates and remaining contractual maturities.

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

Note 19. Commitments and Contingencies:

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund new loans were approximately $13.6 million at December 31, 2013, the majority of which were for prime-based loans to be originated under the SBA 7(a) Program, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Operating Lease

We lease office space in Dallas, Texas under a lease which expires in February 2015. Future minimum lease payments under this lease are as follows:

Years Ending December 31,	Total
(In thousands)
2014	$217
2015	36

$253

Rent expense amounted to $185,000, $187,000 and $179,000 during 2013, 2012 and 2011, respectively.

Employment Agreements

We have employment agreements with our two executive officers. Effective with the closing of the merger, our two executive officers will become parties to amended and restated employment agreements which will amend and restate their existing employment agreements. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual compensation paid to the executive officer.

PMC COMMERCIAL TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the amended and restated employment agreements (effective with the closing of the merger), to the extent the executive is employed by the Company on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive restricted share awards as a retention bonus which would vest immediately upon grant. In aggregate, our two executive officers would receive 525,000 share awards.

Litigation

REIT Redux, L.P. et al v. PMC Commercial Trust, et al. On October 9, 2013, a putative class action and derivative lawsuit was filed in the Dallas County Court at Law No. 5 in Dallas County, Texas against and purportedly on behalf of PMC Commercial. The complaint named as defendants PMC Commercial, members of the Board of Trust Managers and executive officers of PMC Commercial and CIM Urban REIT. The plaintiffs asserted the action as a direct action, as well as a derivative action and alleged, among other things, that the Board of Trust Managers breached the PMC Commercial Declaration of Trust and conspired to deprive the plaintiffs and the class of their right to vote to approve or decline the merger, to approve or decline of the sale of PMC Commercial and to approve or decline the authorization of the PMC Commercial common shares necessary to support the conversion rights of the PMC Commercial preferred shares to be issued pursuant to the merger agreement. The plaintiffs alleged, among other things, that the Board of Trust Managers breached its fiduciary duties by approving and recommending the transactions to the shareholders without due regard for the fairness of the transaction, failing to maximize value for the shareholders, engaging in bad faith and self-dealing by preferring transactions that further enriched the trust managers at the expense of the shareholders, and conspiring to deprive the shareholders of their voting power and prerogatives. The complaint alleged that CIM Urban REIT aided, abetted and induced those breaches of fiduciary duty. The complaint further alleged that the causes of action were aggravated by gross negligence and intentional and malicious wrongdoing. The complaint sought an order enjoining a vote on the transactions contemplated by the merger agreement, an order certifying the matter as a class action for damages, damages for lost shareholder value, exemplary damages, attorney’s fees and costs, appointment of a receiver, if justice so demands, in order to preserve and maximize shareholder value, and all other such relief as the court may find reasonable and necessary to which plaintiffs may be entitled. We denied all of the allegations in the complaint.

As of January 28, 2014, we entered into settlement agreements with the plaintiffs subject to court approval. Under the terms of a class and derivative settlement agreement, CIM Service Provider, LLC (“Manager”), a subsidiary of CIM Group, LLC controlled by CIM Group, LLC’s three founders, Richard Ressler, Avi Shemesh and Shaul Kuba, agreed to purchase up to 2.75 million Common Shares of PMC Commercial at market prices of up to $5.00 per share under a 10b5-1 trading plan. The trading plan will generally expire on the date that 2.75 million PMC Commercial Common Shares have been purchased or August 10, 2014, whichever is earlier. Also, pursuant to a separate settlement agreement, Manager agreed to purchase up to 500,000 PMC Commercial Common Shares owned by REIT Redux, L.P. at a price of $5.00 per share, if requested by REIT Redux, L.P. and its other “reporting persons” to do so at any time between July 10, 2014 and August 10, 2014. In addition, PMC Commercial has agreed to pay reasonable attorney’s fees and expenses of plaintiffs’ counsel, as may be awarded by the court, of $772,000.

We are self-insured for the deductible amounts under our director and officers’ liability insurance policy. The deductible under the litigation described above is $250,000; thus, a portion of the costs related to this litigation may be reimbursed by insurance.

In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business (i.e., collection of loans receivable). In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

Merger Related

Up to approximately $3.8 million of transaction fees related to the potential merger are contingent upon consummation of the merger.

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

Pursuant to SBA rules and regulations, distributions from our SBLC and SBICs are limited. In order to operate as a small business lending company, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (1) 10% of the outstanding loans receivable of our SBLC or (2) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions. At December 31, 2013, approximately $2.1 million was available for payment of dividends from our SBLC.

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2013

(Dollars in thousands, except footnotes)

Conventional Loans - States 2% or greater (1):

									Principal amount
Geographic	Number					Final	Carrying		of loan subject to
Dispersion of	of	Size of Loans		Interest Rate		Maturity	Amount of		delinquent principal
Collateral	Loans	From	To	Variable (2)	Fixed	Date	Mortgages (3)		or “interest”

Texas (4)	17	$0	$3,000	3.00% to 7.25%	-	1/21/15--8/16/31	$19,587		$1,667
Texas	10	$0	$2,000	-	7.00% to 10.78%	4/23/18--11/18/30	6,080		-
Arizona	6	$0	$5,000	3.25% to 7.50%	-	2/10/23--9/14/31	10,718		-
Arizona	7	$0	$3,000	-	7.50% to 10.00%	1/1/14--5/2/33	6,741		-
North Carolina	6	$0	$2,000	3.75% to 6.25%	-	6/11/21--12/27/33	6,185		-
North Carolina	4	$0	$3,000	-	7.50% to 9.85%	12/20/16--5/22/32	4,447		-
Virginia	7	$0	$6,000	3.25% to 7.00%	-	1/30/23--7/22/33	17,452		-
Virginia	2	$0	$1,000	-	7.50% to 8.50%	6/1/17--8/21/27	1,189		-
Ohio	6	$0	$3,000	3.25% to 4.25%	-	10/27/25--4/21/28	10,663		-
Michigan	6	$0	$4,000	3.12% to 7.25%	-	2/10/26--5/10/33	9,031		-
Missouri	4	$0	$2,000	4.25% to 7.00%	-	6/27/16--10/31/33	5,728		-
Missouri	2	$0	$1,000	-	8.25%	8/31/18	721		-
Georgia	3	$0	$2,000	3.75% to 4.5%	-	12/26/17 --12/14/27	2,060		-
Georgia	3	$0	$2,000	-	8.75% to 10.25%	3/24/19--12/1/29	2,338		-
Florida	4	$0	$3,000	3.37% to 5.74%	-	11/1/25--10/31/33	6,544		-
Florida	1	$0	$2,000	-	7.50%	2/5/33	1,339		-
Oregon	2	$0	$4,000	4.50% to 7.25%	-	9/8/25--5/13/30	4,991		-
Oregon	3	$0	$1,000	-	9.00% to 9.90%	2/2/18-6/13/21	1,668		-
Tennessee	5	$0	$3,000	3.91% to 6.75%	-	8/1/22--10/31/33	6,410		-
Alabama	3	$0	$3,000	3.75% to 4.25%	-	11/21/20--10/1/26	5,006		-
Alabama	2	$0	$1,000	-	9.50%	6/15/18--10/27/18	902		-
Indiana	5	$0	$2,000	3.75% to 8.25%	-	12/4/22--2/26/32	5,645		-
California	3	$0	$2,000	4.00% to 4.5%	-	3/22/22--12/13/26	3,399		-
California	1	$0	$1,000	-	9.00%	12/28/24	734		-
Pennsylvania	2	$0	$4,000	4.25% to 7.00%	-	9/29/25--8/1/32	4,251		-
Pennsylvania	1	$0	$3,000	-	10.25%	6/22/20	2,090		-
Mississippi	1	$0	$4,000	7.25%	-	12/1/32	3,085		-
Mississippi	2	$0	$1,000	-	8.00% to 9.50%	6/12/18--12/26/22	1,099		-
Iowa	3	$0	$2,000	4.25% to 6.95%	-	9/30/19--5/30/26	3,721		-
Other	10	$0	$3,000	2.75% to 6.75%	-	3/19/17--3/21/33	11,342		-
Other (5)	7	$0	$2,000	-	6.75% to 9.78%	8/20/14--12/16/30	4,770		-

	138						$169,936	(6)	$1,667

Footnotes:

(1)	There is one loan which is secured by a second lien on the propery which is subordinated to our first lien on the property.
(2)	Certain loans at variable interest rates have interest rate floors which may be in effect.
(3)	Excludes general reserves of $1,245,000.
(4)	Includes two loans with a face value of $3,116,000 and valuation reserves of $812,000.
(5)	Insludes one loan with a face value of $1,032,000 and a valuation reserve of $573,000.
(6)	For Federal income tax purposes, the cost basis of our mortgage loans on real estate was approximately $172,183,000 (unaudited).

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2013

(Dollars in thousands, except footnotes)

SBA 7(a) Loans - States 2% or greater (1):

								Principal amount
Geographic	Number				Final	Carrying		of loans subject to
Dispersion of	of	Size of Loans			Maturity	Amount of		delinquent principal
Collateral	Loans	From	To	Interest Rate (2)	Date	Mortgages (3)		or “interest”

Michigan	23	$0	$1,000	5.25% to 6.00%	12/28/17--11/27/38	5,256		-
Texas (4)	32	$0	$1,000	4.13% to 6.00%	4/26/14--10/31/38	$3,660		$-
Ohio	17	$0	$1,000	5.25% to 6.00%	10/16/20--8/12/38	3,957		-
North Carolina	6	$0	$500	5.75% to 6.00%	9/8/32--5/6/38	1,767		-
Virginia	7	$0	$500	6.00%	9/6/36--11/21/38	1,605		-
Florida	8	$0	$500	5.75% to 6.00%	6/19/19--11/7/38	1,434		-
Indiana	9	$0	$500	4.75% to 6.00%	11/19/19--8/30/37	1,430		-
Wisconsin	7	$0	$500	5.00% to 6.00%	4/23/20--7/17/38	1,377		-
Illinois	5	$0	$500	5.75% to 6.00%	3/26/19--9/18/37	1,175		-
Kentucky	5	$0	$500	6.00%	4/9/35--12/27/37	1,043		-
Mississippi	3	$0	$500	5.75% to 6.00%	5/18/35--11/4/36	999		-
Alabama	4	$0	$500	5.00% to 6.00%	7/27/25--8/25/36	916		-
Iowa	4	$0	$500	5.75% to 6.00%	12/22/35--5/21/38	896		-
Conneticut	2	$0	$500	5.13% to 5.63%	12/5/14--11/30/36	620
Arizona	4	$0	$500	5.75% to 6.00%	1/12/33--4/28/36	618
Other (5)	47	$0	$500	4.75% to 6.00%	1/31/15--9/13/37	4,185		-
Government guaranteed portions (6)						190		-
SBA 7(a) loans, subject to secured borrowings (7)						37,403		-

	183					$68,531	(8)	$-

Footnotes:

(1)	Includes approximately $419,000 of loans not secured by real estate. Also includes $306,000 of loans with subordinate lien positions.
(2)	Interest rates are variable at spreads over the prime rate unless otherwise noted.
(3)	Excludes general reserves of $633,000.
(4)	Includes a loan with a face value of $85,000, a valuation reserve of $19,000 and a fixed interest rate of 6.00%.
(5)	Includes a loan with a face value of $25,000, a valuation reserve of $2,000 and a fixed interest rate of 5.25%.
(6)

Represents the government guaranteed portions of our SBA 7(a) loans detailed above. As there is no risk of loss to us related to these portions of the guaranteed loans, the geographic information is not presented as it is not meaningful.

(7)	Represents the guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings.
(8)	For Federal income tax purposes, the cost basis of our loans was approximately $29,573,000 (unaudited).

SCHEDULE IV

PMC COMMERCIAL TRUST AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2013

(In thousands, except footnotes)

Balance at December 31, 2010		$233,218

Additions during period:
New mortgage loans (1)	39,524

Other - deferral for collection of commitment fees, net of costs	410

Other - accretion of loan fees and discounts	17	39,951

Deductions during period:
Collections of principal	(21,473)

Foreclosures	(409)

Cost of mortgages sold, net	(16,400)

Other - bad debt expense, net of recoveries	(460)	(38,742)

Balance at December 31, 2011		$234,427

Additions during period:
New mortgage loans (2)	55,387

Other - deferral for collection of commitment fees, net of costs	421

Other - accretion of loan fees and discounts	204	56,012

Deductions during period:
Collections of principal	(28,562)

Foreclosures	(1,481)

Cost of mortgages sold, net	(19,471)

Other - bad debt expense, net of recoveries	(1,934)	(51,448)

Balance at December 31, 2012		$238,991

Additions during period:
New mortgage loans (3)	57,106

Other - deferral for collection of commitment fees, net of costs	326

Other - accretion of loan fees and discounts	317	57,749

Deductions during period:
Collections of principal	(28,561)

Foreclosures	(3,641)

Cost of mortgages sold, net	(24,963)

Reclassification from secured borrowing to loans receivable	(1,749)

Other - bad debt expense, net of recoveries	(1,237)	(60,151)

Balance at December 31, 2013		$236,589

Footnotes:

(1) Includes a loan of $1,172,000 which was originated in connection with the sale of real estate owned which did not require cash expenditure.

(2) Includes a loan of $1,225,000 which was originated in connection with the sale of real estate owned which did not require cash expenditure.

(3) Includes a loan of $975,000 which was originated in connection with the sale of real estate owned which did not require cash expenditure.

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

2.3

Agreement and Plan of Merger by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC dated July 8, 2013 (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 dated December 30, 2013).

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

3.1(b)	Amendment No. 2 to Declaration of Trust (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.1(c)	Amendment No. 3 to Declaration of Trust dated February 10, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2	Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-11 filed with the Commission on June 25, 1993, as amended (Registration No. 33-65910)).

3.2(a)	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2009).

4.1	Instruments defining the rights of security holders. The instruments filed in response to items 3.1 and 3.2 are incorporated in this item by reference.

4.2	Debenture dated March 4, 2005 for $4,000,000 loan with SBA (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

4.3	Debenture dated September 6, 2011 for $5,000,000 loan with SBA (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

4.4

Debenture dated September 19, 2012 for $2,000,000 loan with SBA (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

4.5

Debenture dated September 19, 2012 for $2,000,000 loan with SBA (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

4.6	Debenture dated March 4, 2013 for $3,000,000 loan with SBA (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

4.7	Debenture dated March 4, 2013 for $3,000,000 loan with SBA (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

4.8

Debenture dated August 30, 2013 for $5,000,000 loan with SBA (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

4.9

Debenture dated August 30, 2013 for $3,500,000 loan with SBA (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

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

10.17

Third Amendment to Amended and Restated Credit Agreement dated August 5, 2013 (incorporated by reference Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

+10.18

Amended and Restated Executive Employment Contract with Jan F. Salit dated August 30, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2013).

+10.19

Amended and Restated Executive Employment Contract with Barry N. Berlin dated August 30, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2013).

10.20

Consent to Assignment and Limited Waiver to Agreement and Plan of Merger, dated as of November 20, 2013, by and among PMC Commercial Trust, CIM Urban REIT, LLC, Southfork Merger Sub, LLC, and CIM Merger Sub, LLC, the terms of which were acknowledged and agreed to by a new subsidiary formed by CIM Urban REIT, LLC, Urban Partners II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2013).

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