Form 10-Q
period 2014-03-31
CIM Commercial Trust Corp
filed 2014-05-12
CIK 908311

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-13610

CIM COMMERCIAL TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-6446078 (I.R.S. Employer Identification No.)
17950 Preston Road, Suite 600, Dallas, TX 75252 (Address of principal executive offices)	(972) 349-3200 (Registrant's telephone number)

        Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐    NO ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒    NO ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        As of May 5, 2014, following the reverse stock split described herein, the Registrant had outstanding 97,565,098 shares of common stock, par value $0.001 per share. Except as otherwise stated, none of the share or per share information in this report reflects the effect of the reverse stock split.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate—net	$1,674,768	$1,682,165
Cash and cash equivalents	24,106	16,796
Restricted cash	5,544	6,672
Loans receivable—net	206,832	—
Accounts receivable and interest receivable—net	9,962	9,303
Deferred rent receivable and charges—net	89,060	87,606
Other intangible assets—net	23,951	22,282
Other assets	17,005	9,653

TOTAL ASSETS	$2,051,228	$1,834,477

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$569,743	$395,105
Accounts payable and accrued expenses	27,191	26,109
Intangible liabilities—net	8,152	8,800
Due to related parties	7,703	6,807
Other liabilities	25,208	21,173

Total liabilities	637,997	457,994

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Common shares, $0.01 par value, 100,000,000 authorized, 33,132,552 and 22,000,003 outstanding at March 31, 2014 and December 31, 2013, respectively	331	220
Preferred shares, $0.01 par value, 65,028,571 outstanding at both March 31, 2014 and December 31, 2013	650	650
Additional paid-in-capital	1,822,221	1,772,821
Distributions in excess of earnings	(407,780)	(399,953)

Shareholders' equity before treasury shares	1,415,422	1,373,738

Less: Treasury shares, at cost, 536,329 shares outstanding at March 31, 2014	(4,901)	—

Total shareholders' equity	1,410,521	1,373,738
Noncontrolling interests	2,710	2,745

Total equity	1,413,231	1,376,483

TOTAL LIABILITIES AND EQUITY	$2,051,228	$1,834,477

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
REVENUES:
Rental and other property income	$59,822	$55,167
Expense reimbursements	2,351	2,450
Interest and other income	1,950	691

	64,123	58,308

EXPENSES:
Rental and other property operating	29,586	24,721
Asset management fees and other fees to related parties	5,737	5,409
Interest	4,217	4,677
General and administrative	1,179	542
Transaction costs	468	—
Depreciation and amortization	16,629	17,137

	57,816	52,486

Bargain purchase gain (Note 2)	4,918	—

INCOME BEFORE PROVISION FOR INCOME TAXES	11,225	5,822
Provision for income taxes	(8)	—

NET INCOME	11,217	5,822

Net loss attributable to noncontrolling interests	2	4

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$11,219	$5,826

COMPREHENSIVE INCOME	$11,219	$5,826

NET INCOME PER SHARE:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	479,672	477,200

Diluted	479,680	477,200

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands, except per share data)

	Three Months Ended March 31, 2013
	(Unaudited)
	Common Shares Outstanding	Common Shares Par Value	Preferred Shares Outstanding	Preferred Shares Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Shares	Noncontrolling Interests	Total Equity
Balances, January 1, 2013	22,000,003	$220	65,028,571	$650	$1,772,789	$(310,384)	$—	$2,798	$1,466,073
Distributions	—	—	—	—	—	(20,002)	—	(35)	(20,037)
Net income (loss)	—	—	—	—	—	5,826	—	(4)	5,822

Balances, March 31, 2013	22,000,003	$220	65,028,571	$650	$1,772,789	$(324,560)	$—	$2,759	$1,451,858

	Three Months Ended March 31, 2014
	(Unaudited)
	Common Shares Outstanding	Common Shares Par Value	Preferred Shares Outstanding	Preferred Shares Par Value	Additional Paid-in Capital	Distributions In Excess Of Earnings	Treasury Shares	Noncontrolling Interests	Total Equity
Balances, January 1, 2014	22,000,003	$220	65,028,571	$650	$1,772,821	$(399,953)	$—	$2,745	$1,376,483
Distibutions pre-merger	—	—	—	—	—	(16,100)	—	(33)	(16,133)
Reverse acquisition capital transaction	11,132,549	111	—	—	49,400	—	(4,901)	—	44,610
Common dividends ($0.01 per share)	—	—	—	—	—	(325)	—	—	(325)
Preferred dividends ($0.0403 per share)	—	—	—	—	—	(2,621)	—	—	(2,621)
Net income (loss)	—	—	—	—	—	11,219	—	(2)	11,217

Balances, March 31, 2014	33,132,552	$331	65,028,571	$650	$1,822,221	$(407,780)	$(4,901)	$2,710	$1,413,231

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,217	$5,822
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent	(480)	(1,709)
Depreciation and amortization	16,629	17,137
Bargain purchase gain	(4,918)	—
Amortization of above- and below-market rent	(311)	(596)
Amortization of below-market ground lease	35	35
Straight line rent—below-market ground lease	294	294
Amortization of lease inducement	241	93
Amortization of deferred loan costs	326	151
Amortization of premiums and discounts on assumed mortgages payable	(206)	(201)
Amortization of tax abatement	138	138
Bad debt expense	118	421
Impairment losses	17	—
Amortization and accretion on notes receivable, net	(313)	—
Capitalized loan origination costs	(9)	—
Loans funded, held for sale	(1,193)	—
Principal collected on loans	89	—
Changes in operating assets and liabilities:
Accounts receivable and interest receivable	(22)	(2,676)
Other assets	(2,269)	(3,617)
Accounts payable and accrued expenses	(5,894)	(2,246)
Deferred leasing costs	(2,724)	(891)
Other liabilities	367	411
Due to related parties	896	523

Net cash provided by operating activities	12,028	13,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to investments in real estate	(7,225)	(5,078)
Loans funded	(400)	—
Cash and cash equivalents acquired in connection with the merger	3,185	—
Principal collected on loans	2,154	—
Restricted cash	1,128	985
Other	22	—

Net cash used in investing activities	(1,136)	(4,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of mortgages payable	(1,603)	(2,137)
Proceeds from unsecured revolving lines of credit, revolving credit facility and term note, net	76,700	10,000
Payment of principal on secured borrowings—government guaranteed loans	(89)	—
Payment of deferred loan costs	(225)	(8)
Payment of dividends	(2,946)	—
Payment of dividends assumed in acquisition	(59,286)	—
Distributions pre-merger	(16,100)	(20,002)
Noncontrolling interests distributions	(33)	(35)

Net cash used in financing activities	(3,582)	(12,182)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,310	(3,186)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,796	31,514

End of period	$24,106	$28,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for interest	$4,742	$4,740

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES—Additions to investments in real estate included in accounts payable and accrued expenses	$3,018	$3,493

Additions to deferred loan costs included in accounts payable and accrued expenses	$55	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

        CIM Commercial Trust Corporation ("CIM Commercial") or together with its wholly-owned subsidiaries, "we," "us" or "our," invests in substantially stabilized real estate assets located in high-population density, high-barrier-to-entry urban markets, which include traditional downtown areas and urban main streets that lie within the metropolitan areas of the United States of America. We also obtain income from the yield and other related fee income earned on our investments from our lending activities, which have principally been to companies in the hospitality industry. We were originally organized in 1993 as PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust.

        On April 28, 2014, PMC Commercial's charter was amended to increase the authorized common shares of beneficial interest of PMC Commercial from 100,000,000 to 1,000,000,000 shares and PMC Commercial changed its state of incorporation (the "Reincorporation") from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned subsidiary Maryland corporation. In addition, we changed our name to CIM Commercial Trust Corporation on April 29, 2014. Our common stock ("Common Stock") is currently traded on the NASDAQ Global Market (symbol "CMCT") (see Note 17).

2. MERGER

        On July 8, 2013, our predecessor, PMC Commercial, entered into a merger agreement (the "Merger Agreement") with CIM Urban REIT, LLC ("CIM Urban REIT") and subsidiaries of the respective parties. CIM Urban REIT was a private commercial REIT and was the owner of CIM Urban Partners, LP ("CIM Urban"). The transaction (the "Merger") was completed on March 11, 2014 (the "Acquisition Date").

        The Merger Agreement provided for a business combination between PMC Commercial and CIM Urban. Pursuant to the Merger Agreement, PMC Commercial issued 22,000,003 common shares of beneficial interest and 65,028,571 preferred shares. Each preferred share converted into seven common shares of beneficial interest in April 2014, resulting in the issuance of approximately 477,200,000 common shares of beneficial interest. This represented approximately 97.8% of PMC Commercial's outstanding shares on the Acquisition Date.

        All common shares of beneficial interest that were outstanding immediately prior to the closing of the Merger continue to remain outstanding following the Acquisition Date. In addition, shareholders of record at the close of the business day prior to the Acquisition Date received a special cash dividend of $5.50 per common share of beneficial interest, which was paid on March 25, 2014.

        The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Based on the determination that CIM Urban was the accounting acquirer in the transaction, CIM Urban allocated the purchase price to the fair value of PMC Commercial's assets and liabilities as of the Acquisition Date.

        Accordingly, the accompanying financial statements (1) include the historical financial information for CIM Urban for all periods presented, (2) include the assets and liabilities of PMC Commercial acquired on March 11, 2014 in the consolidated balance sheet as of March 31, 2014 and (3) include the

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

results of PMC Commercial's operations and cash flows in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through March 31, 2014. The equity of CIM Commercial is the historical equity of CIM Urban retroactively restated to reflect the number of shares issued by PMC Commercial pursuant to the Merger Agreement. In connection with the reverse acquisition, for purposes of presenting equity for CIM Commercial, the historical shareholders of PMC Commercial were deemed to have been issued 10,596,220 common shares (11,132,549 common shares, less 536,329 treasury shares) on the Acquisition Date.

        Consideration Transferred—The fair value of the consideration transferred in the reverse acquisition is determined based on the number of shares the accounting acquirer would have to issue to the shareholders of the accounting acquiree in order to provide the same ratio of ownership in the combined entity following the completion of the Merger, and was determined to be the outstanding shares of PMC Commercial as of the Acquisition Date. The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of PMC Commercial shares as of the Acquisition Date. The computation of the fair value of the consideration transferred, based on the market price of PMC Commercial shares on the Acquisition Date, is as follows:

(in thousands, except per share data)
PMC Commercial shares outstanding	10,596
Equity consideration price per common share	$4.21

Fair value of the equity consideration	44,610
Payment in cash—special dividend	58,279

Total purchase price	$102,889

        Purchase Price Allocation—As CIM Urban was the accounting acquirer in the business combination, it has allocated the purchase price to PMC Commercial's individually identifiable assets acquired and liabilities assumed based on their estimated fair values on the Acquisition Date. A bargain purchase gain was recorded as of the Acquisition Date in the amount equal to the excess of the fair value of the identifiable net assets acquired over the total purchase price.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. MERGER (Continued)

        The following table summarizes the allocation of the purchase price:

(in thousands)
Assets
Cash and cash equivalents	$3,185
Loans receivable	207,140
Accounts receivable and interest receivable	755
Other assets	5,396
Intangible assets	2,957

Total assets acquired	219,433

Liabilities
Debt	99,849
Accounts payable and accrued expenses	7,396
Special dividend liability and dividend payable	59,286
Other liabilities	3,374

Total liabilities assumed	169,905

Net identifiable assets acquired	49,528
Bargain purchase gain	(4,918)

Net purchase price	$44,610

        Pro Forma Financial Information—The following pro forma consolidated results of net income for the three months ended March 31, 2014 and 2013 assume the business combination was completed as of January 1, 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Pro forma revenues	$67,458	$63,525
Pro forma net income	$7,090	$7,211
Pro forma basic earnings per share	$0.01	$0.01
Pro forma diluted earnings per share	$0.01	$0.01

        The pro forma amounts include the historical operating results of CIM Urban and PMC Commercial prior to the business combination, with adjustments directly attributable to the business combination.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        For more information regarding our significant accounting policies and estimates, please refer to "Summary of Significant Accounting Policies" contained in Note 3 to CIM Urban's consolidated

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements for the year ended December 31, 2013, included in our Current Report on Form 8-K/A dated May 9, 2014.

        Interim Financial Information—The accompanying interim consolidated financial statements of CIM Commercial have been prepared by our management in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Our accompanying interim consolidated financial statements should be read in conjunction with CIM Urban's audited consolidated financial statements and the notes thereto, included in our Current Report on Form 8-K/A dated May 9, 2014.

        Principles of Consolidation—The consolidated financial statements include the accounts of CIM Commercial and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        Investments in Real Estate—Real estate acquisitions are recorded at cost as of the acquisition date. Costs related to the acquisition of properties are expensed as incurred. Investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight line basis over the estimated useful lives as follows:

Buildings and improvements	15 - 40 years
Furniture, fixtures, and equipment	3 - 5 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

        Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Ordinary repairs and maintenance are expensed as incurred.

        Investments in real estate are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the carrying amount or fair value, less costs to sell. No impairment of long-lived assets was recognized during the three months ended March 31, 2014 and 2013.

        Loans Receivable—We primarily originate loans to small businesses collateralized by first liens on the real estate of the related business. Loans receivable are carried at their unamortized principal balance less unamortized acquisition discounts and loan loss reserves, if applicable. For loans originated under the Small Business Administration's (the "SBA") 7(a) Guaranteed Loan Program (the "SBA 7(a) Program") upon sale of the SBA guaranteed portion of the loans which are accounted for as sales, the unguaranteed portion of the loan retained by us is valued on a fair value basis and a discount is recorded as a reduction in basis of the retained portion of the loan.

        We have a quarterly review process to identify and evaluate potential exposure to loan losses. Loans that require specific identification review are identified based on one or more negative characteristics including, but not limited to, non-payment or lack of timely payment of principal and/or interest, non-payment or lack of timely payment of property taxes for an extended period of time, deterioration of the physical property (our collateral), insurance defaults and/or franchise defaults. The specific identification evaluation begins with an evaluation of the estimated fair value of the loan. In determining estimated fair value, management utilizes the present value of the expected future cash flows discounted at the loan's effective interest rate and/or an estimation of underlying collateral values using appraisals, broker price opinions, tax assessed values and/or revenue analysis. Management uses appraisals as tools in conjunction with other determinants of collateral value to estimate collateral values, not as the sole determinant of value. The property valuation takes into consideration current information on property values in general, and value changes in commercial real estate and/or hospitality properties. The probability of liquidation is then determined. These probability determinations include macroeconomic factors, the location of the property and economic environment where the property is located, industry specific factors relating primarily to the hospitality industry, our historical experience with similar borrowers and/or individual borrower or collateral characteristics, and in certain circumstances, the strength of the guarantors. The liquidation probability is then applied to the identified loss exposure to determine the general or specific reserve for that loan and the ultimate determination as to whether it is considered impaired.

        We will establish a general loan loss reserve when available information indicates that it is probable a loss has occurred in the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the general loan loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral. The general loan loss reserve includes those loans which may have negative characteristics which have not yet become known to us. In addition to the reserves established on loans not considered impaired that have been evaluated under a specific evaluation, the general loan loss reserve uses a consistent methodology to determine a loss percentage to be applied to outstanding loan balances. These loss percentages are based on many factors, primarily cumulative and recent loss history, general economic conditions and more specifically current trends in the limited service hospitality industry.

        We recognized interest income and fees for the three months ended March 31, 2013, related to a first mortgage note on a hotel located near the Los Angeles Airport ("LAX") of $316,000. On

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

October 8, 2013, we submitted the highest bid at a foreclosure auction and took possession of the hotel. The mortgage note investment basis was transferred to the property components at their relative fair values on title transfer.

        Deferred Rent Receivable and Charges—Deferred rent receivable and charges consist of deferred rent, deferred loan costs and deferred leasing costs. Deferred rent receivable is $50,023,000 and $49,543,000 at March 31, 2014, and December 31, 2013, respectively. Deferred loan costs, which represent legal and third-party fees incurred in connection with our borrowing activities, are capitalized and amortized to interest expense on a straight line basis over the life of the related loan, approximating the effective interest method. Deferred loan costs of $6,028,000 and $5,748,000 are presented net of accumulated amortization of $3,946,000 and $3,620,000 at March 31, 2014, and December 31, 2013, respectively. Deferred leasing costs, which represent lease commissions and other direct costs associated with the acquisition of tenants, are capitalized and amortized on a straight line basis over the terms of the related leases. Deferred leasing costs of $58,550,000 and $55,826,000 are presented net of accumulated amortization of $21,595,000 and $19,891,000 at March 31, 2014, and December 31, 2013, respectively.

        Noncontrolling Interests—Noncontrolling interests represents interests in the various properties not owned by us.

        Consolidation Considerations for Our Investments in Real Estate—Accounting Standards Codification ("ASC") 810-10, Consolidation, addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights that would require the entity to be consolidated. We analyze our investments in real estate in accordance with this accounting standard to determine whether they are variable interest entities, and if so, whether we are the primary beneficiary. Our judgment with respect to our level of influence or control over an entity and whether we are the primary beneficiary of a variable interest entity involves consideration of various factors, including the form of our ownership interest, our voting interest, the size of our investment (including loans), and our ability to participate in major policy-making decisions. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassification—Certain prior-period amounts have been reclassified to conform with the current-period presentation. For the three months ended March 31, 2013, hotel revenues of $9,577,000 have been reclassified to rental and other property income, other income of $374,000 has been reclassified to interest and other income, and hotel operating expenses of $6,439,000 have been reclassified to rental and other property operating expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Issued Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The revised guidance is effective prospectively to all disposals (or classifications as held for sale) that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. Entities are prohibited from applying the new ASU to any component, equity method investment, or acquired business that is classified as held for sale before the adoption date. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

4. INVESTMENTS IN REAL ESTATE

        Investments in real estate consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Land	$331,060	$331,060
Land improvements	27,536	27,536
Buildings and improvements	1,456,079	1,454,854
Furniture, fixtures, and equipment	23,222	23,051
Tenant improvements	186,426	183,915
Work in progress	12,830	9,987

	2,037,153	2,030,403
Accumulated depreciation	(362,385)	(348,238)

Net investments in real estate	$1,674,768	$1,682,165

5. LOANS RECEIVABLE

        Loans receivable consist of the following:

March 31, 2014
(in thousands)
Commercial mortgage loans	$137,309
SBA 7(a) loans, subject to secured borrowings	40,199
SBA 7(a) loans	29,324

Net loans receivable	$206,832

        Commercial mortgage loans—Represents loans to small businesses primarily collateralized by first liens on the real estate of the related business.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

5. LOANS RECEIVABLE (Continued)

        SBA 7(a) loans, subject to secured borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans (included in debt on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal.

        SBA 7(a) loans—Represents the non-government guaranteed retained portion of loans originated under the SBA 7(a) Program and the government guaranteed portion of loans that have not yet been fully funded or sold.

        Aging—The following tables represent an aging of our "Loans Receivable Subject to Credit Risk" (loans receivable less SBA 7(a) loans, subject to secured borrowings as the SBA has guaranteed payment of the principal).

March 31, 2014	Commercial Mortgage Loans		SBA 7(a) Loans		Totals
	(dollars in thousands)
Current	$135,700	98.8%	$28,904	98.6%	$164,604	98.8%
Between 29 and 59 days delinquent	475	0.4%	420	1.4%	895	0.5%
Between 60 and 89 days delinquent	—	—	—	—	—	—
Over 89 days delinquent	1,134	0.8%	—	—	1,134	0.7%

	$137,309	100.0%	$29,324	100.0%	$166,633	100.0%

        Loan Portfolio Classification—Management closely monitors our loans which require evaluation for loan loss reserves based on specific identification metrics which are classified into three categories: Doubtful, Substandard and Other Assets Especially Mentioned ("OAEM"). Loans classified as Doubtful are generally loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which the fair value of the collateral is less than the remaining unamortized principal balance. These loans are typically placed on non-accrual status and are generally in the foreclosure process. Loans classified as Substandard are generally those loans that are either not complying or had previously not complied with their contractual terms and have other credit weaknesses which may make payment default or principal exposure likely but not yet certain. Loans classified as OAEM are generally loans for which the credit quality of the borrowers has temporarily deteriorated. Typically, the borrowers are current on their payments; however, they may be delinquent on their property taxes, insurance, or franchise fees or may be under agreements which provide for interest only payments during a short period of time.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

5. LOANS RECEIVABLE (Continued)

        Management has classified our Loans Receivable Subject to Credit Risk as follows:

March 31, 2014	Commercial Mortgage Loans	%	SBA 7(a) Loans	%	Totals	%
	(dollars in thousands)
Satisfactory	$133,371	97.2%	$28,043	95.6%	$161,414	96.8%
OAEM	1,962	1.4%	—	—	1,962	1.2%
Substandard	842	0.6%	1,165	4.0%	2,007	1.2%
Doubtful	1,134	0.8%	116	0.4%	1,250	0.8%

	$137,309	100.0%	$29,324	100.0%	$166,633	100.0%

6. OTHER INTANGIBLE ASSETS

        A schedule of the intangible assets and liabilities and related accumulated amortization and accretion as of March 31, 2014, and December 31, 2013, is as follows:

	Assets							Liabilities
March 31, 2014	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Trade-name and License	Acquired Below-Market Leases
	(in thousands)
Gross balance	$8,017	$79,645	$4,273	$8,329	$3,936	$11,685	$2,957	$(61,323)
Accumulated amortization	(7,389)	(74,075)	(1,358)	(8,206)	(2,686)	(1,177)	—	53,171

	$628	$5,570	$2,915	$123	$1,250	$10,508	$2,957	$(8,152)

Average useful life (in years)	4	5	8	3	10	84	Indefinite	6

	Assets						Liabilities
December 31, 2013	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
Gross balance	$8,017	$79,645	$4,273	$8,329	$3,936	$11,685	$(61,323)
Accumulated amortization	(7,052)	(73,463)	(1,220)	(8,139)	(2,587)	(1,142)	52,523

	$965	$6,182	$3,053	$190	$1,349	$10,543	$(8,800)

Average useful life (in years)	4	5	8	3	10	84	6

        The amortization of the above-market leases included in rental and other property income were $(337,000) and $(200,000) for the three months ended March 31, 2014 and 2013, respectively. The amortization of the below-market leases included in rental and other property income were $648,000 and $796,000 for the three months ended March 31, 2014 and 2013, respectively. The amortization of in-place leases included in depreciation and amortization expense was $612,000 and $947,000 for the three months ended March 31, 2014 and 2013, respectively. Included in depreciation and amortization

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

6. OTHER INTANGIBLE ASSETS (Continued)

expense are franchise affiliation fee amortization of $99,000 for each of the three months ended March 31, 2014 and 2013, respectively, and amortization of advance bookings of $67,000 and $0 for the three months ended March 31, 2014 and 2013, respectively. Tax abatement amortization of $138,000 for each of the three months ended March 31, 2014 and 2013, and amortization of below-market ground lease obligation of $35,000 for each of the three months ended March 31, 2014 and 2013, are included in rental and other property operating expenses.

        A schedule of future amortization and accretion of acquisition related intangible assets and liabilities as of March 31, 2014, is as follows:

	Assets						Liabilities
Years Ending December 31	Acquired Above-Market Leases	Acquired In-Place Leases	Tax Abatement	Advance Bookings	Franchise Affiliation Fee	Acquired Below-Market Ground Lease	Acquired Below-Market Leases
	(in thousands)
2014 (Nine months ending December 31, 2014)	$265	$1,517	$413	$123	$295	$105	$(1,679)
2015	241	1,388	551	—	394	140	(2,082)
2016	88	891	551	—	394	140	(2,015)
2017	26	445	551	—	167	140	(1,907)
2018	8	195	551	—	—	140	(469)
Thereafter	—	1,134	298	—	—	9,843	—

	$628	$5,570	$2,915	$123	$1,250	$10,508	$(8,152)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

        A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy for inputs used in measuring fair value is as follows:

          Level 1 Inputs— Quoted prices in active markets for identical assets or liabilities

          Level 2 Inputs— Observable inputs other than quoted prices in active markets for identical assets and liabilities

          Level 3 Inputs— Unobservable inputs

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values of those financial instruments which are not recorded at fair value on a recurring basis on our consolidated balance sheets were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Level
	(In thousands)
Assets:
Loans Receivable Subject to Credit Risk	$166,633	$166,633	$—	$—	3
SBA 7(a) loans receivable, subject to secured borrowings	40,199	40,199	—	—	3
Liabilities:
Secured borrowings—government guaranteed loans	40,199	40,199	—	—	3
Unsecured revolving lines of credit and revolving facility	245,400	245,400	164,000	164,000	3
Term note	30,000	30,000	—	—	3
Junior subordinated notes	24,848	24,848	—	—	3
Mortgages payable	229,296	234,048	231,105	231,250	3

        Management's estimation of the fair value of our financial instruments is based on a Level 3 valuation in the fair value hierarchy established for disclosure of how a company values its financial instruments. In general, quoted market prices from active markets for the identical financial instrument (Level 1 inputs), if available, should be used to value a financial instrument. If quoted prices are not available for the identical financial instrument, then a determination should be made if Level 2 inputs are available. Level 2 inputs include quoted prices for similar financial instruments in active markets for identical or similar financial instruments in markets that are not active (i.e., markets in which there are few transactions for the financial instruments, the prices are not current, price quotations vary substantially, or in which little information is released publicly). There is limited reliable market information for our financial instruments and we utilize other methodologies for valuation purposes since there are no Level 1 or Level 2 determinations available. Accordingly, Level 3 inputs are used to measure fair value.

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

        Loans Receivable Subject to Credit Risk—Our loans receivable were initially recorded at estimated fair value at the date of acquisition. Subsequently, our loans receivable are recorded at cost upon origination and adjusted by net loan origination fees and discounts. In order to determine the estimated fair value of our loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates, prepayment tendencies and potential credit deterioration. Significant increases (decreases) in any of

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

these inputs in isolation would result in a significantly lower (higher) fair value measurement. In the absence of a readily ascertainable market value, the estimated value of our loans receivable will differ from the values that would be placed on the portfolio if a ready market for the loans receivable existed.

        SBA 7(a) loans receivable, subject to secured borrowings—Represents the government guaranteed portion of loans which were sold with the proceeds received from the sale reflected as secured borrowings—government guaranteed loans (a liability on our consolidated balance sheet). There is no credit risk associated with these loans since the SBA has guaranteed payment of the principal. In order to determine the estimated fair value of those loans receivable, we use a present value technique for the anticipated future cash flows using certain assumptions including a discount rate based on current market interest rates taking into consideration the lack of credit risk and prepayment tendencies.

        Junior subordinated notes—The estimated fair value is based on a present value calculation based on management's estimate of prices of the same or similar instruments after considering market risks, current interest rates, and remaining contractual maturities.

        Secured borrowings—government guaranteed loans—The estimated fair value approximates cost as the interest rates on these secured borrowings approximates current market interest rates. Includes the unamortized deferred cash premiums collected on the sale of the government guaranteed portions of the loans.

        Revolving credit facility, unsecured revolving lines of credit and term note—The carrying amount is a reasonable estimation of fair value as the interest rate on these instruments are variable and are at a current market interest rate. In addition, the term note is short-term.

        Mortgage notes payable—The fair values of mortgage notes are estimated based on current interest rates available for debt instruments with similar terms. The fair value of our mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of our mortgages payable, using rates ranging from 4.35% to 4.60% for the period ended March 31, 2014 and 4.85% to 5.00% for the year ended December 31, 2013.

8. DEBT

        Information on our debt is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Mortgage loan with a fixed interest rate of 7.66% per annum, with monthly payments of principal and interest. The loan has a 20-year amortization schedule with a $25,324,000 balance due on December 1, 2015. The loan is nonrecourse.	$27,903	$28,262

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

	March 31, 2014	December 31, 2013
	(in thousands)
Mortgage loan with a fixed interest rate of 4.50% per annum, with monthly payments of interest only for 10 years, and payments of interest and principal starting in February 2022. The loan has a $42,008,000 balance due on January 5, 2027. The loan is nonrecourse.	46,000	46,000
Mortgage loan with a fixed interest rate of 5.56% per annum, with monthly payments of principal and interest. The loan has a 10-year amortization schedule with a $12,288,000 balance due on July 1, 2015. The loan is nonrecourse.	12,663	12,737
Mortgage loan with a fixed interest rate of 6.65% per annum, with monthly payments of principal and interest. The loan has a 25-year amortization schedule with a $21,136,000 balance due on July 15, 2018. The loan is nonrecourse.	34,093	34,755
Mortgage loan with a fixed interest rate of 5.06% per annum, with monthly payments of principal and interest, and a balance of $33,068,000 due on September 1, 2015. The loan is nonrecourse.	34,369	34,583
Mortgage loans with a fixed interest rate of 5.39% per annum, with monthly payments of principal and interest, and a balance of $35,695,000 due on March 1, 2021. The loans are nonrecourse.	41,005	41,170
Mortgage loan with a fixed interest rate of 5.18% per annum, with monthly payments of principal and interest, and a balance of $26,232,000 due on June 5, 2021. The loan is nonrecourse.	30,683	30,812

	226,716	228,319
Premiums and discounts on assumed mortgages	2,580	2,786

Total Mortgages Payable	229,296	231,105

Secured borrowing principal on loans sold for a premium and excess spread—variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 4.03%	31,538	—

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

	March 31, 2014	December 31, 2013
	(in thousands)
Secured borrowing principal on loans sold for excess spread, variable rate, reset quarterly, based on prime rate with weighted average coupon rate of 1.54%	5,677	—

	37,215	—
Premiums on loans sold for a premium and excess spread	2,984	—

Total Secured borrowings—government guaranteed loans	40,199	—

Junior subordinated notes with a variable interest rate which resets quarterly based on the 90-day LIBOR plus 3.25%, with quarterly interest payments due. Face value of $27,070,000. Balance due at maturity on March 15, 2035.	27,070	—
Term note with a fixed interest rate of 2.74%, principal and interest due at maturity on September 10, 2014.	30,000	—
Unsecured revolving line of credit with variable interest rate of prime less 50 basis points, with monthly interest payments due. Matures June 30, 2015.	12,400	—
Unsecured revolving lines of credit	233,000	164,000

	302,470	164,000
Discount on junior subordinated notes	(2,222)	—

Total Other	300,248	164,000

Total Debt	$569,743	$395,105

        The mortgages payable are secured by deeds of trust on certain of the properties and assignments of rents.

        Secured borrowings represent sold SBA 7(a) Program loans which are treated as secured borrowings since the loan sales did not meet the derecognition criteria provided for in ASC 860-30, Transfers and Servicing. Principal payments are dependent upon cash flows received from the underlying loans. No payment is due unless payments are received from the borrowers on the underlying loans.

        CIM Commercial's $30,000,000 term note and $25,000,000 unsecured revolving line of credit have covenants including a covenant requiring an asset coverage test (eligible loans receivable) for balances outstanding under its revolving credit facility of 3.00 times. At March 31, 2014, we were in compliance with these covenants. To the extent the term note is repaid, credit availability under the revolving credit

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

facility will increase to $40,000,000. As of March 31, 2014, $12,600,000 was available for future borrowing.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with an unrelated bank syndicate and Bank of America, N.A., as administrative agent, which allows for maximum borrowings of $100,000,000. Borrowings under the line of credit are limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at the base rate, as defined, plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. At March 31, 2014, and December 31, 2013, CIM Urban was in compliance with all covenants. The line of credit matures in February 2016, with a one-year extension option under certain conditions. As of both March 31, 2014, and December 31, 2013, $100,000,000, was outstanding under the line of credit, and $0, was available for future borrowings.

        In August 2013, CIM Urban entered into another unsecured revolving credit facility with an unrelated bank syndicate and Bank of America, N.A., as administrative agent, which provides an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the facility in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving credit facility are limited by certain borrowing base calculations. Outstanding advances under the revolving credit facility bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The revolving credit facility is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. At March 31, 2014 and December 31, 2013, CIM Urban was in compliance with all covenants. The revolving credit facility originally matured in February 2014, with two three-month extension options under certain conditions. CIM Urban exercised the first extension option in February 2014. As of March 31, 2014, and December 31, 2013, $133,000,000 and $64,000,000, respectively, was outstanding under the revolving credit facility, and $17,000,000 and $61,000,000, respectively, was available for future borrowings.

        At March 31, 2014, and December 31, 2013, accrued interest and unused commitment fee payable of $1,167,000 and $1,017,000, respectively, is included in accounts payable and accrued expenses.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

8. DEBT (Continued)

        Principal payments on, and estimated amortization of, our debt (face value) at March 31, 2014 was as follows:

Years Ending December 31,	Secured Borrowings Principal(1)	Mortgages Payable	All Other Principal(2)	Total
	(in thousands)
2014 (Nine Months Ending December 31, 2014)	$860	$4,869	$163,000	$168,729
2015	1,182	77,055	12,400	90,637
2016	1,222	4,354	100,000	105,576
2017	1,266	4,642	—	5,908
2018	1,311	24,300	—	25,611
Thereafter	31,374	111,496	27,070	169,940

	$37,215	$226,716	$302,470	$566,401

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

(2)
Represents the revolving credit facilities, term note, junior subordinated notes, and unsecured revolving lines of credit.

9. SHARE-BASED COMPENSATION PLANS

        At March 31, 2014, we had 98,500 options outstanding under share-based compensation plans. The options are fully vested, were repriced as of the Acquisition Date, and have a weighted average exercise price of $2.79. There are no outstanding restricted shares at March 31, 2014.

10. EARNINGS PER SHARE ("EPS")

        The computations of basic EPS are based on our weighted average shares outstanding. During the three months ended March 31, 2014, the weighted average shares outstanding were increased by 8,000 shares to reflect the dilutive effect of share options.

        For purposes of calculating basic EPS, the 65,028,571 preferred shares issued in connection with the Merger have been assumed to have been converted into 455,199,997 common shares. As of the Acquisition Date, a subsidiary of CIM Urban REIT had agreed to vote its 97.8% post-Merger ownership of CIM Commercial in favor of an increase in the number of authorized CIM Commercial common shares to one billion, thereby satisfying the condition for the automatic conversion of these shares. The actual conversion of the preferred shares to common shares occurred on April 29, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

11. DIVIDENDS DECLARED

        We declared distributions to our partners of $16,100,000 prior to the Acquisition Date ($0.0337 per common share, as converted). In addition, dividends of $59,286,000 ($5.595 per common share) were paid to the PMC Commercial shareholders, which includes the $5.50 per common share special dividend plus the $0.095 pro rata portion of PMC Commercial's regular quarterly cash dividend.

        On March 24, 2014, we declared a common share dividend of $0.01 per common share and a preferred dividend of $0.0403 per preferred share ($0.0057 per common share as converted) which were paid on March 28, 2014.

        In addition, on April 28, 2014, the board of directors (the "Board of Directors") declared a dividend in the aggregate amount of $1,964,000 to the preferred shareholders ($0.0302 per preferred share and $0.0043 per common share, as converted) in connection with the conversion of preferred shares to common shares (see Note 17).

12. RELATED-PARTY TRANSACTIONS

        CIM Urban REIT Management, LP (the "Management Company"), an affiliate of CIM Urban REIT, provides asset management services to CIM Urban. For these services, CIM Urban pays asset management fees to the Management Company, on a quarterly basis, in arrears. The fee is calculated as a percentage of the daily average gross fair value of our investments, as defined, as follows:

Daily Average Gross Fair Value of Investments		Quarterly
From Greater of	To and Including	Fee Percentage
(in thousands)
$—	$500,000	0.2500%
500,000	1,000,000	0.2375
1,000,000	1,500,000	0.2250
1,500,000	4,000,000	0.2125
4,000,000	20,000,000	0.1000

        For the three months ended March 31, 2014 and 2013, the Management Company earned asset management fees of $5,681,000 and $5,409,000, respectively. At March 31, 2014, and December 31, 2013, asset management fees of $5,751,000 and $5,426,000, respectively, were due to the Management Company.

        CIM Management, Inc. and certain of its affiliates (collectively, the "CIM Management Entities"), all affiliates of CIM Urban REIT, provide property management, leasing, and development services to CIM Urban. For the three months ended March 31, 2014 and 2013, the CIM Management Entities earned property management fees, which are included in rental and other property operating expenses, totaling $1,259,000 and $1,147,000, respectively. CIM Urban also reimbursed the CIM Management Entities $2,044,000 and $1,388,000 during the three months ended March 31, 2014 and 2013, respectively, for the cost of on-site personnel incurred on behalf of CIM Urban, which is included in rental and other property operating expenses. In addition, for the three months ended March 31, 2014 and 2013, the CIM Management Entities earned leasing commissions of $512,000 and $286,000, respectively, and development management fees of $87,000 and $136,000, respectively, which were

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

12. RELATED-PARTY TRANSACTIONS (Continued)

capitalized to deferred charges and investments in real estate. At March 31, 2014 and December 31, 2013, fees payable and expense reimbursements due to the CIM Management Entities of $1,895,000 and $1,445,000, respectively, are included in due to related parties. Also included in due to related parties as of March 31, 2014, and December 31, 2013, is $79,000 and $(64,000), respectively, due to (from) the CIM Management Entities and related parties. We have also entered into contracts with third-party property management companies.

        Certain of these management companies also provide leasing and development management services, for which they are compensated in accordance with the agreements. Management fees incurred to third-party management companies related to the rental properties totaled $87,000 and $85,000 for the three months ended March 31, 2014 and 2013, respectively, which were included in rental and other property operating expenses.

        On the Acquisition Date, pursuant to the terms of the Merger Agreement, CIM Commercial and its lending subsidiaries entered into the Master Services Agreement (the "Master Services Agreement") with CIM Service Provider, LLC (the "Manager") pursuant to which the Manager agrees to provide or arrange for other service providers to provide management and administration services to CIM Commercial and its subsidiaries following the Merger. Pursuant to the Master Services Agreement, CIM Commercial pays a base service fee (the "Base Service Fee") to the Manager equal to $1,000,000 per year (subject to an annual escalation by a specified inflation factor beginning on January 1, 2015), payable quarterly in arrears. The Base Service Fee began to accrue on the Acquisition Date and was pro-rated based on the number of days during the first quarter in which the Master Services Agreement was in effect. For the three months ended March 31, 2014, the Manager earned a Base Service Fee of $56,000, which is due to the Manager at March 31, 2014.

13. COMMITMENTS AND CONTINGENCIES

        Loan Commitments—Commitments to extend credit are agreements to lend to a customer provided the terms established in the contract are met. Our outstanding loan commitments and approvals to fund loans were $40,200,000 at March 31, 2014, the majority of which were for prime-based loans to be originated by our SBA 7(a) subsidiary, the government guaranteed portion of which is intended to be sold. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

        General—In connection with the ownership and operation of real estate properties, we have certain obligations for the payment of tenant improvement allowances and lease commissions in connection with new leases and renewals.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Employment Agreements—We have employment agreements with two of our executive officers. Under certain circumstances, as defined within the agreements, the agreements provide for (1) severance compensation or change in control payments to the executive officer in an amount equal to 2.99 times the average of the last three years annual compensation paid to the executive officer and (2) death and disability payments in an amount equal to two times and one time, respectively, the annual salary paid to the executive officer. In addition, to the extent the executive is employed by us on January 1, 2016 and such executive is not entitled to any disability, death or severance payments, the executive would receive restricted share awards as a retention bonus which would vest immediately upon grant. In aggregate, the executive officers would receive 525,000 share awards.

        Litigation—REIT Redux, L.P. et al v. CIM Commercial, et al. On October 9, 2013, a putative class action and derivative lawsuit was filed in the Dallas County Court at Law No. 5 in Dallas County, Texas against and purportedly on behalf of CIM Commercial. The plaintiffs alleged, among other things, that the CIM Commercial board breached its fiduciary duties by approving and recommending the merger to the shareholders, failing to maximize value for the shareholders, engaging in bad faith and self-dealing by preferring transactions that further enriched the trust managers at the expense of the shareholders and conspiring to deprive the shareholders of their voting power and prerogatives. The complaint alleged that CIM Urban REIT aided, abetted and induced those breaches of fiduciary duty.

        CIM Commercial and CIM Urban REIT entered into various agreements with the plaintiffs to settle their claims, which agreements were effective as of January 28, 2014 and were approved by the court on April 4, 2014 (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Manager entered into a trading plan (the "Trading Plan") designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 to provide for the purchase of up to 2,750,000 common shares of CIM Commercial at prices up to $5.00 per share. The Trading Plan commenced on March 12, 2014 and will, in general, expire on the date that 2,750,000 common shares of CIM Commercial have been purchased or August 10, 2014, whichever is earlier. Additionally, CIM Commercial agreed to be responsible for providing and administering notice of the class action settlement to the members of the settlement class and pay for all reasonable costs incurred in providing such notice. As a result of the settlement, CIM Commercial agreed to payment of attorney's fees and expenses of plaintiffs' counsel of $772,000. In addition, pursuant to the terms of the Settlement Agreement, the Manager agreed to purchase up to 500,000 common shares of CIM Commercial currently owned by REIT Redux and its other "reporting persons", at a price of $5.00 per share, if requested by REIT Redux to do so at any time from July 10, 2014 until August 10, 2014.

        We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against us, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. In management's opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        SBA Related—If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced under the SBA 7(a) Program, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies. Based on historical experience, we do not expect that this contingency is probable to be asserted. However, if asserted, it could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Environmental Matters—In connection with the ownership and operation of real estate properties, we may be potentially liable for costs and damages related to environmental matters, including asbestos-containing materials. We have not been notified by any governmental authority of any noncompliance, liability, or other claim in connection with any of the properties, and we are not aware of any other environmental condition with respect to any of the properties that management believes will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Rent Expense—The ground lease for a project provides for current annual rent of $437,000, payable quarterly, with increases on June 1, 2015, and every five years thereafter based on the greater of 15% or 50% of the increase in the Consumer Price Index during a five-year adjustment period. In addition, commencing on June 1, 2040 and June 1, 2065, the rent payable during the balance of the lease term shall be increased by an amount equal to 10% of the rent payable during the immediately preceding lease year. The lease term is through May 31, 2089. If the landlord decides to sell the leased property, we have the right of first refusal.

        Rent expense under this lease, which includes straight line rent and amortization of acquired below-market ground lease, was $438,000 for the three months ended March 31, 2014 and 2013, respectively. We record rent expense on a straight line basis. Straight line rent liability of $10,157,000 and $9,863,000 is included in other liabilities in the accompanying consolidated balance sheets as of March 31, 2014, and December 31, 2013, respectively.

        We lease office space in Dallas, Texas under a lease which expires in February 2015. Rent expense under the lease was $16,000 from the Acquisition Date through March 31, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Scheduled future noncancelable minimum lease payments at March 31, 2014, inclusive of the office lease in Dallas are as follows:

Years Ending December 31	(in thousands)
2014 (Nine months ending December 31, 2014)	$491
2015	512
2016	503
2017	503
2018	503
Thereafter	129,031

Total	$131,543

14. FUTURE MINIMUM LEASE RENTALS

        Future minimum rental revenues under long-term operating leases at March 31, 2014, excluding tenant reimbursements of certain costs, are summarized as follows:

	Governmental Tenants	Other Tenants	Total
	(in thousands)
2014 (Nine months ending December 31, 2014)	$41,265	$62,321	$103,586
2015	43,675	80,107	123,782
2016	42,902	73,799	116,701
2017	39,818	67,856	107,674
2018	38,252	46,193	84,445
Thereafter	170,542	204,460	375,002

Total	$376,454	$534,736	$911,190

15. CONCENTRATIONS

        Tenant Revenue Concentrations—Rental revenues from the U.S. General Services Administration and other government agencies (collectively, "Governmental Tenants"), which primarily occupy properties located in Washington, D.C., accounted for approximately 26%, and 28% of our rental and other property income for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, and December 31, 2013, $6,444,000 and $5,596,000, respectively, is due from Governmental Tenants (see Note 14).

        Geographical Concentrations of Investments in Real Estate—As of March 31, 2014, and December 31, 2013, we owned 19 office properties, five multifamily properties and three hotel properties, located in four states and Washington, D.C.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

15. CONCENTRATIONS (Continued)

        Our revenues concentration from properties for the periods ended March 31, 2014 and 2013, are as follows:

	March 31, 2014	March 31, 2013
California	60.2%	57.5%
North Carolina	5.3	6.4
Texas	7.7	7.9
New York	2.1	2.2
Washington, D.C.	24.7	26.0

	100.0%	100.0%

        Our real estate investments concentration from properties as of March 31, 2014, and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
California	50.5%	50.5%
North Carolina	5.6	5.6
Texas	7.7	7.7
New York	3.7	3.7
Washington, D.C.	32.5	32.5

	100.0%	100.0%

        Concentration of loans receivable—Substantially all of our interest income is generated from loans collateralized by hospitality properties. At March 31, 2014, our loans receivable were 95% concentrated in the hospitality industry. In addition, at March 31, 2014, 12% of our loans were collateralized by properties in Texas. No other state had a concentration of 10% or greater of our loans receivable at March 31, 2014.

16. SEGMENT DISCLOSURE

        In accordance with ASC Topic 280, Segment Reporting, our reportable segments consist of three types of commercial real estate properties, namely, office properties, hotel properties (which included an investment in a note receivable secured by a hotel property during the three months ended March 31, 2013) and multifamily properties, as well as a segment for our lending operations. Management internally evaluates the operating performance and financial results of the segments based on net operating income. We also have certain general and administrative level activities, including public company expenses, legal, accounting, tax preparation, that are not considered separate operating segments. The reportable segments are accounted for on the same basis of accounting as described in the notes to the audited consolidated financial statements of CIM Urban for the year ended December 31, 2013 included in our current report on Form 8-K/A filed on May 9, 2014.

        We evaluate the performance of our segments based on net operating income for our real estate segment, defined as: rental and other property income and tenant reimbursements less property and

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

related expenses, and excludes other nonproperty income and expenses, interest expense, depreciation and amortization, corporate related general and administrative expenses, and transaction costs. For the lending segment, we define net operating income as interest income net of interest expense and expense for back-office operations and general overhead expenses such as administration and accounting. The net operating income of our reportable segments for the three months ended March 31, 2014 and 2013, is as follows:

	March 31, 2014	March 31, 2013
	(in thousands)
Office properties:
Revenues	$43,274	$43,460

Property expenses:
Operating	17,653	16,302
General and administrative	316	100

Total property expenses	17,969	16,402

Segment net operating income—office	25,305	27,058

Hotel properties:
Revenues	14,339	9,947

Property expenses:
Operating	9,846	6,528
General and administrative	37	79

Total property expenses	9,883	6,607

Segment net operating income—hotel	4,456	3,340

Multifamily properties:
Revenues	4,984	4,901

Property expenses:
Operating	2,087	1,891
General and administrative	25	7

Total property expenses	2,112	1,898

Segment net operating income—multifamily	2,872	3,003

Lending(1):
Revenues	1,526	—

Lending expenses:
Interest expense	262	—
General and administrative	405	—

Total lending expenses	667	—

Segment net operating income—lending	859	—

Total segment net operating income	$33,492	$33,401

(1)
For the period from the Acquisition Date to March 31, 2014.

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

        A reconciliation of segment net operating income to net income for the three months ended March 31, 2014 and 2013, is as follows:

	March 31, 2014	March 31, 2013
	(in thousands)
Total segment net operating income	$33,492	$33,401
Interest	(3,955)	(4,677)
General and administrative	(396)	(356)
Asset management fees and other fees to related parties	(5,737)	(5,409)
Transaction costs	(468)	—
Depreciation and amortization	(16,629)	(17,137)

	6,307	5,822
Bargain purchase gain	4,918	—

Income before provision for income taxes	11,225	5,822
Provision for income taxes	(8)	—

Net income	11,217	5,822
Net loss attributable to noncontrolling interests	2	4

Net income attributable to shareholders	$11,219	$5,826

        The condensed assets for each of the segments as of March 31, 2014 and December 31, 2013, along with capital expenditures and originations for the three months ended March 31, 2014 and 2013, are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Condensed assets:
Office properties	$1,474,971	$1,481,757
Hotel properties	175,201	174,263
Multifamily properties	170,723	173,985
Lending	223,954	—
Non-segment assets	6,379	4,472

Total assets	$2,051,228	$1,834,477

CIM COMMERCIAL TRUST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

16. SEGMENT DISCLOSURE (Continued)

	March 31, 2014	March 31, 2013
	(in thousands)
Capital expenditures(1):
Office properties	$6,055	$3,920
Hotel properties	485	470
Multifamily properties	210	519

Total capital expenditures	6,750	4,909

Originations	1,593	—

Total capital expenditures and originations	$8,343	$4,909

(1)
Represents additions and improvements to real estate investments, excluding acquisitions.

17. SUBSEQUENT EVENTS

        In April 2014, we acquired a 100% fee-simple interest in an office building in Los Angeles. Built in 1984, the building has approximately 143,000 square feet of rentable space and is located in the Mid-Wilshire submarket of Los Angeles.

        The Annual Meeting of Shareholders (the "Annual Meeting") was held on April 28, 2014. At the Annual Meeting, among other proposals, shareholders voted to approve an amendment to PMC Commercial's charter to increase the authorized common shares of beneficial interest of PMC Commercial from 100,000,000 to 1,000,000,000 shares and PMC Commercial changed its state of incorporation from Texas to Maryland by means of a merger of PMC Commercial with and into a newly formed, wholly-owned subsidiary Maryland corporation.

        Immediately following the increase in the number of authorized shares, on April 28, 2014, each preferred share that was issued in connection with the Merger automatically converted (the "Conversion") into seven common shares of beneficial interest of PMC Commercial, resulting in the issuance of 455,199,997 common shares of beneficial interest to an affiliate of CIM Urban. The Reincorporation was effected on April 28, 2014. On the same day, the board of directors voted unanimously to, among other things: declare a dividend in the aggregate amount of $1,964,000 to the preferred shareholders in connection with the Conversion (an amount that holders of the preferred shares were entitled to if the Conversion occurred on or prior to the date specified in the Statement of Designation for the preferred shares), change the name of the company (the "Name Change") from "PMC Commercial Trust" to "CIM Commercial Trust Corporation", change the trading symbol of the company from "PMCT" to "CMCT" (the "Symbol Change") and approve a 1-for-5 reverse stock split (the "Reverse Stock Split"). The Name Change was effective on April 28, 2014 and each of the Symbol Change and the Reverse Stock Split was effective on April 29, 2014. Except as otherwise stated, none of the share or per share information in this report reflects the effect of the Reverse Stock Split.

ITEM 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "believe," "anticipate," "seek," "plan," "estimate," or "continue," or the negative thereof or other variations or similar words or phrases. These statements include the plans and objectives of management for future operations, including, but not limited to, plans and objectives relating to future growth and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.

        The following discussion of our financial condition at March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and the audited consolidated financial statements of CIM Urban for the year ended December 31, 2013, included in our current report on Form 8-K/A filed on May 9, 2014. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

The Merger

        On July 8, 2013, our predecessor, PMC Commercial, entered into the Merger Agreement with CIM Urban REIT and subsidiaries of the respective parties. The Merger Agreement provided for the business combination of CIM Urban REIT's wholly owned subsidiary, CIM Urban and PMC Commercial. Pursuant to the Merger Agreement, an affiliate of CIM Urban REIT received approximately 22.0 million newly-issued PMC Commercial common shares and approximately 65.0 million newly-issued PMC Commercial preferred shares. Following the Merger and subsequent increase in our authorized number of shares, each preferred share was converted into seven PMC Commercial common shares, resulting in the issuance of approximately 477.2 million common shares in the aggregate in connection with the Merger, representing approximately 97.8% of PMC Commercial's outstanding shares. All PMC Commercial common shares that were outstanding immediately prior to the Merger continue to remain outstanding following the Merger. In addition, shareholders of record of PMC Commercial at the close of the business day prior to the Acquisition Date received a special cash dividend of $5.50 per common share plus that pro-rata portion of PMC Commercial's regular quarterly cash dividend accrued through the Acquisition Date, each of which was paid March 25, 2014. The Merger was completed on March 11, 2014. Upon completion of the Merger, PMC Commercial became the parent of CIM Urban, previously the operating subsidiary of CIM Urban REIT. PMC Commercial reincorporated from Texas to Maryland on April 28, 2014 and, on the same day, changed its name from "PMC Commercial Trust" to "CIM Commercial Trust Corporation".

        The Merger was accounted for as a reverse acquisition under the acquisition method of accounting with CIM Urban considered to be the accounting acquirer based upon the terms of the Merger Agreement. Accordingly, the acquired assets and liabilities of PMC Commercial acquired on March 11, 2014 are included in the consolidated balance sheet as of March 31, 2014 and the results of its operations and cash flows are included in the consolidated statements of operations and comprehensive income and cash flows for the period from the Acquisition Date through March 31, 2014.

Business Overview

        Our principal business is to acquire and manage substantially stabilized real estate holdings located in areas that our manager has targeted for investments. These areas include traditional downtown areas and suburban main streets, which have high barriers to entry, high population density, improving demographic trends and a propensity for growth. We believe that the critical mass of redevelopment in such areas creates positive externalities, which enhance the value of substantially stabilized assets in the area. We believe that these assets will provide greater returns than similar assets in other markets, as a result of the improving demographics, public commitment, and significant private investment that characterize these areas.

        Our real estate business is managed by an affiliate of CIM Group, Inc. ("CIM"). CIM is an integrated, full-service real estate and infrastructure fund manager with multi-disciplinary expertise and in-house research, acquisition, investment, development, finance, leasing, and management capabilities. CIM is headquartered in Los Angeles and has offices in Oakland, California, Bethesda, Maryland, and New York City.

        We seek attractive risk-adjusted returns by exploiting the power of the CIM platform. Over time, we seek to expand our real estate holdings in communities targeted by CIM for investment, supported by CIM's broad real estate investment capabilities, as part of our plan to prudently grow market value and earnings.

Strategy

        CIM's community qualification process serves as the foundation for our investment strategy. CIM targets high barrier-to-entry markets and submarkets with high population density and applies rigorous research to qualify for potential investments. Since 1994, CIM has qualified 95 communities in high barrier-to-entry markets and has deployed cash in 47 of these communities. The qualification process generally takes between six months and five years and is a critical component of CIM's investment evaluation. CIM examines the characteristics of a market to determine whether the district justifies the extensive efforts CIM undertakes in reviewing and making potential investments in these qualified communities. Qualified communities generally fall into one of two categories: (1) transitional urban districts and (2) well-established, thriving urban areas (typically major central business districts ("CBDs")).

        As a result of the in-depth research and analysis that CIM has performed to qualify transitional urban communities over the years, CIM has also gained extensive knowledge of adjoining major CBDs, in both primary and secondary cities such as New York, San Francisco, Dallas and Houston. While these areas are generally not underserved and in transition (but rather are well-established, thriving areas), due to the recent financial crisis and related distressed situations, CIM has been able to capitalize on pricing in these districts that has fallen below the values that CIM believes it will be able to obtain in the long term. CIM expects that, by applying its relative value investment discipline and local market knowledge, it will be able to provide us with opportunities to invest in high quality assets located in these major markets at what CIM believes to be discounts to intrinsic (i.e., expected long-term) value.

SBA 7(a) Lending

        We will continue to deploy a portion of our capital to our real estate lending platform through our wholly owned subsidiary (d/b/a PMC Commercial Trust) that originates and services loans under the U.S. Small Business Administration 7(a) Guaranteed Loan Program as well as through other lending programs which allow us to achieve attractive risk adjusted returns on its loans.

Funds from Operations ("FFO")

        We believe that FFO is a widely recognized and appropriate measure of the performance of a REIT and that it is frequently used by security analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO represents net income (loss), computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for non-controlling interests. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT").

        Like any metric, FFO should not be used as the only measure of our performance, because it excludes depreciation and amortization and captures neither the changes in the value of our real estate properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate FFO in accordance with NAREIT, accordingly, our FFO may not be comparable to those other REITs' FFO. Therefore, FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with U.S. GAAP. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

        The following table sets forth a reconciliation of net income to FFO computed in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income attributable to shareholders	$11,219	$5,826
Depreciation and amortization	16,629	17,137
Net loss attributable to noncontrolling interests	(2)	(4)

FFO	$27,846	$22,959

        Total FFO increased to $27,846,000, or by 21.3%, for the three months ended March 31, 2014, compared to $22,959,000 for the three months ended March 31, 2013. The increase was primarily attributable to a non-cash bargain purchase gain of $4,918,000, an increase of $859,000 from the operations of the lending business for the period from the Acquisition Date to March 31, 2014, offset by approximately $468,000 of transaction-related costs in the three months ended March 31, 2014, which represents costs related to the Merger.

Rental Rate Trends

        Office Rental Rates:    The following table sets forth the annualized rent per leased square foot across our office portfolio as of the specified periods:

	As of March 31,
	2014	2013
Annualized rent per leased square foot(1)	$35.21	$34.73

(1)
Represents gross monthly base rent under leases commenced as of the specified periods, multiplied by twelve. This amount reflects total cash rent before abatements. Total abatements for the twelve months ended March 31, 2014 and 2013 were approximately $13,500,000 and $12,400,000, respectively. Where applicable, annualized rent has been converted from triple net to gross by adding expense reimbursements to base rent, based on reimbursements for the applicable period, multiplied by twelve. Annualized rent for certain office properties includes rent attributable to retail and parking.

        Over the next four quarters, we expect to see expiring cash rents as set forth in the table below:

	For the Three Months Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Expiring Cash Rents:
Expiring square feet(1)	335,180	117,183	217,068	120,748
Expiring rent per square foot(2)	$33.06	$45.82	$47.05	$39.12

(1)
All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents gross monthly base rent, as of March 31, 2014, under leases expiring during the periods above, multiplied by twelve. This amount reflects total cash rent before abatements. Where applicable, annualized rent has been converted from triple net to gross by adding expense reimbursements to base rent.

        Multifamily Rates:    The following table sets forth the monthly rent per leased unit across our multifamily portfolio for the specified periods:

	As of March 31,
	2014	2013
Monthly rent per leased unit(1)	$1,859	$1,774

(1)
Represents gross monthly base rent under leases as of the specified period, divided by leased units. This amount reflects total cash rent before concessions.

        Occupancy Rates:    The following table sets forth the occupancy rates across our office and multifamily real estate portfolios as of the specified periods:

	As of March 31,
	2014	2013
Office portfolio	84.8%	86.2%
Multifamily portfolio	94.4%	95.2%

        Hotel Statistics:    The following table sets forth the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for the hotel portfolio for the specified periods:

	For the Three Months Ended March 31,
	2014	2013
Rental Rate Trends—Hotel Statistics(1)
Occupancy	80.6%	74.0%
ADR	$122.41	$136.46
RevPAR	$98.72	$100.94

(1)
The three months ended March 31, 2013 statistics exclude LAX Holiday Inn which CIM Urban took possession of through foreclosure in October 2013. Excluding LAX Holiday Inn from the hotel statistics for the three months ended March 31, 2014, the occupancy, ADR, and RevPAR would have been 76.3%, $146.91, and $112.12, respectively.

Secondary Market Loan Sales

        Our lending division sells loans pursuant to the SBA 7(a) Program. The SBA guaranteed portion of these loans are sold in legal sale transactions to either dealers in government guaranteed loans or institutional investors as the loans are fully funded. These government guaranteed portions of loans may be sold for (1) a cash premium and the minimum 1% SBA required servicing spread, (2) significant future servicing spread and no cash premium or (3) future servicing spread and a cash premium of 10% ("hybrid loan sales"). We are required to permanently treat certain of the proceeds received from these legally sold portions of loans (those loans sold solely for future servicing spread and those loans sold for a cash premium of 10% and future servicing spread) as secured borrowings (debt) for the life of the loan and 100% of the loan is included in our loans receivable.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Overview

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Total revenues	$64,123	$58,308	$5,815	10.0%
Total expenses	$57,816	$52,486	$5,330	10.2%
Bargain purchase gain	$4,918	$—	$4,918	—
Net income	$11,217	$5,822	$5,395	92.7%

        Net income increased during the three months ended March 31, 2014 primarily due to the recognition of the bargain purchase gain of $4,918,000 and the operations of the lending segment reflected beginning on the Acquisition Date to March 31, 2014, of $859,000, offset by $468,000 of transaction costs related to the Merger. The bargain purchase gain was recorded as of the Acquisition Date in the amount equal to the excess of the fair value of the identifiable net assets acquired over the purchase price (consideration).

        CIM Commercial operates in four segments: office properties, hotel, multifamily and lending. Set forth and described below are summary segment results for our four segments for the specified periods.

Summary Segment Results

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Revenues:
Office properties	$43,274	$43,460	$(186)	(0.4%)
Hotel	14,339	9,947	4,392	44.2%
Multifamily	4,984	4,901	83	1.7%
Lending(1)	1,526	—	1,526	—
Expenses:
Office properties	17,969	16,402	1,567	9.6%
Hotel	9,883	6,607	3,276	49.6%
Multifamily	2,112	1,898	214	11.3%
Lending(1)	667	—	667	—

(1)
Our lending operations are reflected beginning on Acquisition Date to March 31, 2014.

Revenues

        Office Properties Revenue:    Revenues include rental revenues from office properties, expense reimbursements and lease termination income. Total office property revenues decreased to $43,274,000, or 0.4%, for the 2014 first quarter compared to $43,460,000 for the 2013 first quarter, primarily due to certain intangibles that increased revenues in the 2013 first quarter that became fully amortized.

        Hotel Revenue:    Total hotel revenue increased to $14,339,000, or 44.2%, for the 2014 first quarter compared to $9,947,000 for the 2013 first quarter. The increase is primarily due to the operations of the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the 2014 first quarter, versus a mortgage note receivable in the 2013 first quarter. Additionally, our hotel property in Sacramento, California, experienced RevPar growth in the 2014 first quarter compared to the 2013 first quarter.

        Multifamily Revenue:    Total multifamily revenue increased to $4,984,000, or 1.7%, for the 2014 first quarter compared to $4,901,000 for the 2013 first quarter. The increase is primarily due to increased rates.

        Lending Revenue:    Represents revenues from the lending operations of CIM Commercial and our lending subsidiaries including interest income on loans and other loan related fee income. The lending operations revenue is only reflected beginning on the Acquisition Date through March 31, 2014.

Expenses

        Office Properties Expenses:    Total expenses increased to $17,969,000, or 9.6%, for the first quarter of 2014 compared to $16,402,000 in the first quarter of 2013. The increase is primarily due to an increase in electricity expense at the District of Columbia properties, and an increase in real estate taxes at the California properties. We expect there will be increases in real estate taxes at the California properties for the remainder of the year.

        Hotel Expenses:    Total hotel expenses increased to $9,883,000, or 49.6%, for the first quarter of 2014 compared to $6,607,000 for the first quarter of 2013. The increase is primarily due to the LAX Holiday Inn, which CIM Urban acquired through foreclosure in October 2013, being reflected as an operating hotel in the 2014 first quarter, versus a mortgage note receivable in the 2013 first quarter.

Additionally, our hotel property in Sacramento, California had increased variable costs associated with higher occupancy in the 2014 first quarter compared to the 2013 first quarter.

        Multifamily Expenses:    Total multifamily expenses increased to $2,112,000, or 11.3%, for the first quarter of 2014 compared to $1,898,000 for the first quarter of 2013. The increase is primarily due to an increase in real estate taxes and payroll expenses in the 2014 first quarter compared to the 2013 first quarter.

        Lending Expenses:    Represents expenses from the lending operation of CIM Commercial and our lending subsidiaries including general and administrative expenses related to the operation of the lending business. The lending operations expenses are only reflected beginning on the Acquisition Date through March 31, 2014.

        Interest Expense:    Interest expense of $3,955,000 in the first quarter of 2014 represents a $722,000 decrease from $4,677,000 in the first quarter of 2013. Increased interest expense from incremental lines of credit borrowings in the 2014 first quarter was offset by lower interest expense from amortizing fixed-rate mortgages and the repayment of approximately $75,909,000 in fixed rate mortgages in September 2013. The reduction in interest expense was primarily due to the lower interest rate on our borrowings under our lines of credit outstanding during the first quarter of 2014 versus the interest rates on the fixed rate mortgages that were outstanding during the first quarter of 2013 that were repaid in September 2013, partially offset by interest expense from the operations of the lending segment beginning on the Acquisition Date.

        General and Administrative:    General and administrative expenses that have not been allocated to segments increased to $396,000 for the first quarter of 2014 compared to $356,000 in the comparable 2013 period. The increase is primarily due to public company expenses incurred beginning on the Acquisition Date.

        Transaction Costs:    Transaction costs totaling $468,000 for the first quarter of 2014 represent costs associated with the Merger, consisting primarily of legal and accounting expenses.

        Asset Management Fees and Other Fees to Related Parties:    Pursuant to the Master Services Agreement entered into on the Acquisition Date, CIM Commercial will pay a Base Service Fee equal to $1,000,000 per year (subject to annual escalation by a specified inflation factor beginning on January 1, 2015) to the Manager, a related party. Fees to the related party totaled $56,000 for the first quarter of 2014 compared to $0 for the first quarter of 2013. Asset management fees totaled $5,681,000 for the first quarter of 2014 compared to $5,409,000 for the first quarter of 2013. Management fees are calculated based on a percentage of the gross fair value of CIM Urban's investments, which are appraised in the fourth quarter of each year. The higher fees reflect a net increase in the fair value of the real estate investments based on the December 31, 2013 appraised values, as well as incremental capital expenditures in the first three months of 2014.

        Depreciation and Amortization:    Depreciation and amortization expense decreased to $16,629,000, or 3.0%, in the first quarter of 2014, compared to $17,137,000 in the first quarter of 2013. The decrease in depreciation and amortization expense is primarily due to certain assets that became fully depreciated, partially offset by an increase in depreciation expense associated with additional capital expenditures compared to the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

Credit Facilities

        CIM Commercial has a revolving credit facility with credit availability up to $25,000,000 which matures on June 30, 2015. We are charged interest on the balance outstanding under the revolving credit facility at our election of either the prime rate of the lender less 50 basis points or the 30-day LIBOR plus 2%. In addition, we are charged an unused fee equal to 25 basis points computed based on our daily available balance. At March 31, 2014, $12,400,000 was outstanding under this facility. As of April 30, 2014, $0 was outstanding under this facility, and $25,000,000 was available for future borrowings.

        In March 2014, we executed a new term note in the principal amount of $30,000,000 which matures in September 2014 with an interest rate of 2.74%. Upon repayment in full of this term note, CIM Commercial's $25,000,000 revolving credit facility will be increased to $40,000,000. The CIM Commercial revolving credit facility requires us to meet certain covenants including an asset coverage test (eligible loans receivable) to balances outstanding under the facility and term note of 3.00 times.

        In February 2012, CIM Urban entered into an unsecured revolving line of credit with an unrelated bank syndicate and Bank of America, N.A., as administrative agent, which allows for maximum borrowings of $100,000,000. Borrowings under the line of credit are limited by certain borrowing base calculations. Outstanding advances under the line of credit bore interest at the base rate, as defined, plus 0.75% to 1.50% or LIBOR plus 1.75% to 2.50%, depending on the maximum consolidated leverage ratio, as defined, until August 2013. In August 2013, the unsecured revolving line was amended, and outstanding advances under the line bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The line of credit is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. At March 31, 2014, and December 31, 2013, CIM Urban was in compliance with all covenants. The line of credit matures in February 2016, with a one-year extension option under certain conditions. As of April 30, 2014, March 31, 2014, and December 31, 2013, $100,000,000, was outstanding under the line of credit, and $0, was available for future borrowings.

        In August 2013, CIM Urban entered into another unsecured revolving credit facility with an unrelated bank syndicate and Bank of America, N.A., as administrative agent, which provides an additional $125,000,000 of borrowing capacity that was increased to $150,000,000. CIM Urban amended the facility in April 2014 to further increase the maximum aggregate borrowing capacity under the revolving credit facility to $200,000,000. Borrowings under the revolving credit facility are limited by certain borrowing base calculations. Outstanding advances under the revolving credit facility bear interest at the base rate, as defined, plus 0.25% to 0.85% or LIBOR plus 1.25% to 1.85%, depending on the maximum consolidated leverage ratio, as defined. The revolving credit facility is also subject to an unused commitment fee of 0.25% or 0.35% depending on the amount of aggregate unused commitments. At March 31, 2014 and December 31, 2013, CIM Urban was in compliance with all covenants. The revolving credit facility originally matured in February 2014, with two three-month extension options under certain conditions. CIM Urban exercised the first extension option in February 2014. As of March 31, 2014, and December 31, 2013, $133,000,000 and $64,000,000, respectively, was outstanding under the revolving credit facility, and $17,000,000 and $61,000,000, respectively, was available for future borrowings. As of April 30, 2014, $188,000,000 was outstanding under the revolving credit facility, and $12,000,000 is available for future borrowings.

        As of March 31, 2014, CIM Commercial and CIM Urban were in compliance with all of their respective financial covenants under these credit facilities.

        Our primary liquidity needs for the next twelve months (1) include (i) funds to pay for capital expenditures, (ii) funds to originate new loans, (iii) funds to pay debts and other obligations as they become due and (iv) funds to pay dividends and (2) may include funds for acquisitions, development or repositioning of properties. While we expect to meet some of these liquidity needs through cash on hand, cash provided by operations, borrowings under our existing credit facilities and principal collections on loans receivables, we do not expect that we will have sufficient funds to cover all of these liquidity needs. We expect to cover any additional liquidity needs through one or more credit facilities and/or debt issuances. The completion and the costs of any future debt transactions will depend primarily upon market conditions. It is our intention to conduct business activities in a manner which will allow reasonable access to capital for future investment activities. However, there can be no assurance that we will be able to enter into debt transactions or that negotiation of any extension on our current revolving credit facilities or any increased maximum availability on our revolving credit facilities will be successful.

        Our long-term liquidity needs will consist primarily of funds necessary to acquire properties and to pay for development or repositioning of properties, non-recurring capital expenditures, loan originations and refinancing of indebtedness. We may not have sufficient funds on hand or may not be able to obtain additional financing to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in the form of dividends, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long term liquidity needs through cash flows from operations, long-term indebtedness and, to the extent appropriate, property dispositions. These sources of funding may not be available on attractive terms or at all. If we cannot obtain additional funding for our long-term liquidity needs, our investments may generate lower cash flows or decline in value, or both, which may cause us to reduce our dividend or sell assets at a time when we would not otherwise do so.

Available Borrowings, Cash Balances and Capital Resources

        We have typically financed our capital needs through investor equity commitments, long-term secured mortgages and a short-term line of credit. As of March 31, 2014 and December 31, 2013, we had total indebtedness of $569,743,000 and $395,105,000, respectively. Included in total indebtedness is $245,400,000 and $164,000,000 of borrowings under lines of credit with total capacity of $275,000,000 and $225,000,000 at March 31, 2014 and December 31, 2013, respectively.

Cash Flow Analysis

        As a REIT, our cash flows from operations are typically used to fund our dividends.

        Our cash and cash equivalents totaled $24,106,000 and $16,796,000 at March 31, 2014 and December 31, 2013, respectively. Our cash flows from operating activities are primarily dependent upon the occupancy level of our real estate assets, the rental rates achieved through our leases, and the collectability of rent and recoveries from our tenants. Our cash flows from operating activities are also impacted by fluctuations in operating expenses and other general and administrative costs. Net cash provided by operating activities totaled $12,028,000 for the first three months of 2014 compared to $13,089,000 for the first three months of 2013. The decrease was primarily due to the payment of costs related to the Merger during the first quarter of 2014 and a larger increase in deferred leasing costs when comparing the first quarter of 2014 to the first quarter of 2013, offset by a larger increase in accounts receivable during the first quarter of 2013 compared to the first quarter of 2014. In addition, our cash flows from operating activities include $1,193,000 for loans funded that were held for sale. Our loans funded held for sale will fluctuate based on management's decision to sell loans for solely cash premiums, as a hybrid loan sale or for solely servicing spread.

        Our cash flows from investing activities are primarily related to property acquisitions and sales, expenditures for development and redevelopment projects, capital expenditures and the cash flows from lending activities. Net cash used in investing activities decreased to $1,136,000 in the first three months of 2014 from $4,093,000 in the first three months of 2013. The decrease is primarily due to an increase in the use of funds for capital expenditures of $2,147,000, offset by net cash flows from our lending operations of $1,776,000 and by cash and cash equivalents acquired in the Merger of $3,185,000.

        Our cash flows from financing activities are generally impacted by borrowings and capital activities, net of dividends and distributions. Net cash used in financing activities decreased to $3,582,000 in the first three months of 2014, from $12,182,000 in the first three months of 2013. We used funds from financing activities during the three months ended March 31, 2014 primarily to pay distributions of $78,332,000 in the aggregate ($19,046,000 to partners and shareholders and $59,286,000 for the acquisition of PMC Commercial) compared to partner distributions of $20,002,000 during the first quarter of 2013. Our funding source was net borrowings of $75,008,000 during the first quarter of 2014 compared to $7,863,000 during the first quarter of 2013.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

        The following summarizes our contractual obligations at March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(In thousands)
Debt:
Mortgages Payable	$226,716	$4,869	$81,409	$28,942	$111,496
Other Principal(1)	302,470	163,000	112,400	—	27,070
Secured Borrowings(2)	37,215	860	2,404	2,577	31,374
Interest:
Debt(3)	101,571	13,754	25,108	18,083	44,626
Other Contractual Obligations:
Borrower advances	3,272	3,272	—	—	—
Executive employment agreements(4)	1,467	629	838
Operating leases(5)	131,543	491	1,015	1,006	129,031

Total contractual cash obligations	$804,254	$186,875	$223,174	$50,608	$343,597

(1)
Represents the revolving credit facility, term note, junior subordinated notes, and unsecured revolving lines of credit.

(2)
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

(3)
Excludes premiums and discounts. For the mortgages payable, the interest expense is calculated based on the current effective interest rate on the related debt. For our revolving credit facilities, assumes current balance outstanding through maturity date, and is calculated using the variable rate in effect at March 31, 2014.

(4)
Represents minimum payments required under executive employment agreements.

(5)
Represents future minimum lease payments under our operating leases for office space, and under the ground lease for one of the projects.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Our accounting policies are described in Note 3 to the consolidated financial statements included in this Form 10-Q.

DIVIDENDS

        Our shareholders are entitled to receive dividends when and as declared by the Board of Directors. In determining our dividend policy, the Board of Directors considers many factors including, but not limited to, expectations for future earnings, REIT taxable income (loss) and maintenance of REIT status, the economic environment and portfolio performance. Consequently, the dividend rate on a quarterly basis does not necessarily correlate directly to any individual factor.

        We declared distributions to our partners of $16,100,000 prior to the Acquisition Date ($0.0337 per common share, as converted). In addition, dividends of $59,286,000 ($5.595 per share) were paid to the PMC Commercial shareholders as part of the consideration for the acquisition.

        On March 24, 2014, we declared a common share dividend of $0.01 per common share and a preferred dividend of $0.0403 per preferred share ($0.0057 per common share, as converted), all of which were paid on March 28, 2014.

        In addition, on April 28, 2014, the Board of Directors declared a dividend in the aggregate amount of $1,964,000 to the preferred shareholders ($0.0302 per preferred share and $0.0043 per common share as converted) in connection with the Conversion (see Note 17 of the accompanying consolidated financial statements).

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

        The fair value of CIM Commercial's mortgages payable is sensitive to fluctuations in interest rates. Discounted cash flow analysis is generally used to estimate the fair value of CIM Commercial's mortgages payable, using rates ranging from 4.35% to 4.60% for the period ended March 31, 2014 and 4.85% to 5.00% for the year ended December 31, 2013. Mortgages payable with book values of $229,296,000 and $231,105,000 as of March 31, 2014 and December 31, 2013, respectively, have a fair value of approximately $234,048,000 and $231,250,000, respectively.

        CIM Commercial's future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. CIM Commercial is exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on the cash flows from its floating rate debt or the fair values of its fixed rate debt. Given the long term nature of its real estate investments, CIM Commercial generally finances its properties with long term, fixed rate mortgage loans. At March 31, 2014 and December 31, 2013 (excluding premiums and discounts on assumed mortgages), $226,716,000 mortgage notes (or 39.8%) and $228,319,000 (or 58.2%) of CIM Commercial's debt was fixed rate mortgage loans, $30,000,000 (or 5.3%) term note and $0 was fixed rate, and $309,685,000 (or 54.4%) and $164,000,000 (or 41.8%) was floating rate borrowings, and $2,984,000 (or 0.5%) and $0 was non-interest bearing deferred premiums. Based on the level of floating rate debt outstanding at March 31, 2014 and December 31, 2013, a 12.5 basis point change in LIBOR would result in an annual impact to CIM Commercial's earnings of approximately $387,000 and $205,000, respectively. CIM Commercial calculates interest rate sensitivity by multiplying the amount of floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of CIM Commercial's floating rate debt.

 ITEM 4.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, as of March 31, 2014, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        On March 11, 2014, we consummated the Merger as described under "Executive Summary—The Merger" in Item 2 above. As a result of the Merger, our management is analyzing, evaluating and, where necessary, implementing changes in controls and procedures. Due to the significance of the Merger and the limited period of time since the Acquisition Date, we did not have sufficient resources available to assess any change in our internal controls over financial reporting with respect to CIM Urban for the quarter ended March 31, 2014. Therefore, we excluded CIM Urban from our evaluation of change in internal controls over financial reporting contained in this quarterly report. However, management considers the operations of CIM Urban material to our results of operations, cash flows and financial positions and believes that the disclosure controls and procedures of CIM Urban will have a material effect on internal controls over financial reporting. CIM Urban will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2014.

PART II
Other Information

ITEM 1.    Legal Proceedings

        The information contained in Item 1.01 of our Current Report on Form 8-K filed on January 29, 2014 is incorporated herein by reference.

        In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. In management's opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our consolidated financial statements.

ITEM 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

ITEM 3.    Defaults upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

A.
Exhibits

2.1		Agreement and Plan of Merger, dated as of July 8, 2013, by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 8, 2013).
2.2
Agreement and Plan of Merger, dated April 28, 2014, between PMC Commercial Trust and PMC Commercial Merger Sub, Inc. (incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).
3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2014).
3.1	(a)	Articles of Amendment (Name Change) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1	(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1	(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.2		Bylaws (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).
10.1
Master Services Agreement dated March 11, 2014 by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.2
Registration Rights and Lockup Agreement dated March 11, 2014 by and among Urban Partners II, LLC and PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.3
Fourth Amendment to Amended and Restated Credit Agreement dated March 10, 2014 by and among PMC Commercial Trust, certain of its subsidiaries, the lenders named therein and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.4
PMC Revolving Note dated March 10, 2014 by PMC Commercial Trust, Western Financial Capital Corporation and PMC Investment Corporation payable to the order of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.5
First Western Revolving Note dated March 10, 2014 by First Western SBLC, Inc. payable to the order of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).

10.6	Term Note dated March 10, 2014, by PMC Commercial Trust, Western Financial Capital Corporation and PMC Investment Corporation payable to the order of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.7
Amended and Restated Guaranty dated March 10, 2014 among PMC Commercial Trust, Western Financial Capital Corporation, PMC Investment Corporation for the benefit of JPMorgan Chase Bank, National Association, as administrative agent for itself and the benefit of each lender (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.8
Memorandum and Agreement of Settlement dated as of January 28, 2014 by and among Hoak & Co., Hoak Public Equities, L.P., PMC Commercial Trust, Southfork Merger Sub, LLC, CIM Urban REIT, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
10.9
Rule 10b5-1 Purchase Plan dated January 29, 2014 by and among PMC Commercial Trust, CIM Service Provider, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
10.10
Settlement Agreement dated as of January 28, 2014 by and among PMC Commercial Trust, CIM Urban REIT, LLC, Southfork Merger Sub, LLC, REIT Redux LP, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
*31.1	Section 302 Officer Certification—President
*31.2	Section 302 Officer Certification—Chief Financial Officer
**32.1	Section 906 Officer Certification—President
**32.2	Section 906 Officer Certification—Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM Commercial Trust Corporation
Date: 05/12/14	/s/ JAN F. SALIT Jan F. Salit President (Principal Executive Officer)
Date: 05/12/14	/s/ DAVID THOMPSON David Thompson Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number		Exhibit Description
2.1		Agreement and Plan of Merger, dated as of July 8, 2013, by and among CIM Urban REIT, LLC, CIM Merger Sub, LLC, PMC Commercial Trust and Southfork Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 8, 2013).
2.2
Agreement and Plan of Merger, dated April 28, 2014, between PMC Commercial Trust and PMC Commercial Merger Sub, Inc. (incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).
3.1		Articles of Amendment and Restatement of PMC Commercial Merger Sub, Inc. (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2014).
3.1	(a)	Articles of Amendment (Name Change) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1	(b)	Articles of Amendment (Reverse Stock Split) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.1	(c)	Articles of Amendment (Par Value Decrease) (incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on May 2, 2014).
3.2		Bylaws (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2014).
10.1
Master Services Agreement dated March 11, 2014 by and among PMC Commercial Trust, certain of its subsidiaries, and CIM Service Provider, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.2
Registration Rights and Lockup Agreement dated March 11, 2014 by and among Urban Partners II, LLC and PMC Commercial Trust (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.3
Fourth Amendment to Amended and Restated Credit Agreement dated March 10, 2014 by and among PMC Commercial Trust, certain of its subsidiaries, the lenders named therein and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.4
PMC Revolving Note dated March 10, 2014 by PMC Commercial Trust, Western Financial Capital Corporation and PMC Investment Corporation payable to the order of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.5
First Western Revolving Note dated March 10, 2014 by First Western SBLC, Inc. payable to the order of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).

10.6	Term Note dated March 10, 2014, by PMC Commercial Trust, Western Financial Capital Corporation and PMC Investment Corporation payable to the order of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.7
Amended and Restated Guaranty dated March 10, 2014 among PMC Commercial Trust, Western Financial Capital Corporation, PMC Investment Corporation for the benefit of JPMorgan Chase Bank, National Association, as administrative agent for itself and the benefit of each lender (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the SEC on March 11, 2014).
10.8
Memorandum and Agreement of Settlement dated as of January 28, 2014 by and among Hoak & Co., Hoak Public Equities, L.P., PMC Commercial Trust, Southfork Merger Sub, LLC, CIM Urban REIT, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
10.9
Rule 10b5-1 Purchase Plan dated January 29, 2014 by and among PMC Commercial Trust, CIM Service Provider, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
10.10
Settlement Agreement dated as of January 28, 2014 by and among PMC Commercial Trust, CIM Urban REIT, LLC, Southfork Merger Sub, LLC, REIT Redux LP, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2014).
*31.1	Section 302 Officer Certification—President
*31.2	Section 302 Officer Certification—Chief Financial Officer
**32.1	Section 906 Officer Certification—President
**32.2	Section 906 Officer Certification—Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith